Form 10-Q
period 1996-03-31
HOME PROPERTIES OF NEW YORK INC
filed 1996-05-14
CIK 923118

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-Q

     (Mark One)

          /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996
               ---------------------------------------------

                               OR

            // TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission File Number 1-13136
               ------------------------------

               HOME PROPERTIES OF NEW YORK, INC.
               ---------------------------------
     (Exact name of registrant as specified in its charter)


           MARYLAND                          16-1455126
           --------                          ----------
(State or other jurisdiction of      (IRS Employer Identification
incorporation or organization)                  Number)

          850 Clinton Square, Rochester, New York 14604
          ---------------------------------------------
       (Address of principal executive offices) (Zip Code)

                         (716) 546-4900
                         --------------
      (Registrant's telephone number, including area code)

                               N/A
                         --------------
             (Former name, former address and former
               year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X       NO
                       ------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class of Common Stock          Outstanding at April 30, 1996
    ---------------------          -----------------------------
        $.01 par value                       5,412,556

                 PART I - FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1996 AND DECEMBER 31, 1995
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                         1996            1995
                                         -----------     ----------
                                         (Unaudited)     (Note 1)

ASSETS
Real estate:
  Land                                   $  7,789        $  7,065
  Buildings, improvements and equipment   209,730         191,138
                                         --------        --------
                                          217,519         198,203
  Less:  accumulated depreciation        ( 34,138)       ( 32,258)
                                         --------         -------
        Real estate, net                  183,381         165,945

Cash and cash equivalents                     444             812
Cash in escrows                             3,902           3,754
Advances to affiliates                      4,087           5,097
Deferred charges and other assets          13,551           5,854
                                         --------        --------
        Total assets                     $205,365        $181,462
                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                   $ 97,376        $ 86,149
Notes payable                                 419             470
Line of credit                              8,330           4,500
Accounts payable                            1,814           1,657
Accrued interest payable                      530             383
Accrued expenses and other liabilities      1,946           1,882
Security deposits                           2,158           1,902
                                         --------        --------
        Total liabilities                 112,573          96,943
                                         --------        --------

Minority interest                          18,567           8,739
                                         --------        --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized;
     no shares issued                           -               -
   Common stock, $.01 par value;
     30,000,000 shares authorized;
     5,411,721 shares issued
     and outstanding                           54              54
   Excess stock, $.01 par value;
     10,000,000 shares authorized;
     no shares issued                           -               -
  Additional paid-in capital               83,467          83,413
  Distributions in excess of
    accumulated earnings                 (  9,296)       (  7,687)
                                          -------         -------
Total stockholders' equity                 74,225          75,780
                                          -------         -------

        Total liabilities and
          stockholders' equity           $205,365        $181,462
                                         ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        1996            1995
                                        ----------      ----------
Revenues:

  Rental income                         $    9,686      $    7,081
  Property other income                        253             271
  Other income                                 753             225
  Equity in income (loss) from
    operations of HP Management and
    Conifer Realty                      (      152)     (       16)
                                         ---------       ---------
        Total revenues                      10,540           7,561
                                         ---------       ---------

Expenses:

  Operating and maintenance                  5,421           3,701
  General and administrative                   360             254
  Interest                                   1,988           1,266
  Depreciation and amortization              1,961           1,489
                                         ---------       ---------
        Total expenses                       9,730           6,710
                                         ---------       ---------


Income before minority interest                810             851
Minority interest                              147              84
                                         ---------       ---------

Net income                               $     663       $     767
                                         =========       =========

Per share data:
  Net income                                  $.12            $.14
                                         =========       =========

Weighted average number of
  shares outstanding                     5,409,824       5,408,434
                                         =========       =========





The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (UNAUDITED, IN THOUSANDS)
                                                          1996        1995
                                                          -------     -------
Cash flows from operating activities:
  Net income                                              $   663     $   767
                                                          -------     -------

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer Realty     152          16
     Income allocated to minority interest                    147          84
     Depreciation and amortization                          2,040       1,577
     Changes in assets and liabilities:
        Cash in escrows                                    (  148)        890
        Deferred charges and other assets                  (2,666)     (7,057)
        Accounts payable and accrued liabilities              624      (  213)
                                                           ------      ------
        Total adjustments                                     149      (4,703)
                                                           ------      ------
        Net cash provided by (used in)
          operating activities                                812      (3,936)
                                                           ------      ------

Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed   (2,076)     (  152)
   Additions to properties                                 (1,103)     (1,286)
   Advances to affiliates                                  (3,744)     (1,033)
   Payments on advances to affiliates                       4,754         200
                                                           ------     -------
        Net cash used in investing activities              (2,169)     (2,271)
                                                           ------     -------

Cash flows from financing activities:
   Proceeds from sale of common stock                          54           -
   Proceeds from mortgage and other notes payable               -       6,500
   Payments of mortgage and other notes payable            (  260)     (5,773)
   Proceeds from line of credit                             8,030       8,327
   Payments on line of credit                              (4,200)          -
   Dividends and distributions paid                        (2,759)     (2,474)
   Additions to deferred loan costs                        (   82)     (  196)
   Capital contribution to minority interest                  206           -
                                                           ------      ------
        Net cash provided by financing activities             989       6,384
                                                           ------      ------
Net increase (decrease) in cash                            (  368)        177
Cash and cash equivalents:
   Beginning of period                                        812       1,635
                                                           ------      ------
   End of period                                           $  444      $1,812
                                                           ======      ======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $1,757      $1,039
                                                           ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements

     The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 15, 1996.

2.   Organization and Basis of Presentation

     Organization

     Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities. On August 4, 1994, the Company completed an initial public offering ( " IPO " ) of 5,408,000 shares of common stock. Net proceeds from the IPO of approximately $94,000 were contributed to Home Properties of New York, L.P. (the " Operating Partnership " ) in exchange for units representing a 90.4% general partnership interest in the Operating Partnership. The Operating Partnership acquired all of the assets and assumed all of the liabilities of the Original
     Properties (the predecessor to the Company) and in connection therewith, (i) issued 575,375 units, representing a 9.6% minority interest in the Operating Partnership, to insiders of Home Leasing Corporation ( " HLC " ); (ii) paid $30,600 in cash to the partners of the Original Properties;
     (iii) prepaid approximately $29,600 of the approximately $58,000 of mortgage indebtedness on the Original Properties; and (iv) acquired four residential properties from unaffiliated sellers for approximately $32,400 in cash and the assumption of approximately $3,300 in existing mortgage indebtedness.

     The Original Properties is not a legal entity but rather a combination of twelve entities which were wholly owned by HLC and its affiliates that were reorganized to combine HLC's interest in certain investment properties and property management operations. The entities owned 100% of each property.

     The property management, leasing and development activities for properties affiliated with HLC, which were not combined with the Original Properties, and certain other properties not affiliated with HLC, are performed by Home Properties Management, Inc. (" HP Management "). HP Management issued non-voting common stock to the Operating Partnership in exchange for management contracts for commercial and development managed properties and certain other assets. This exchange entitles the Operating Partnership to receive 99% of the economic interest of HP Management. The remaining 1% economic interest and voting stock were issued to the owners of HLC.

                HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



2.   Organization and Basis of Presentation (Continued)

     On January 1, 1996, the Operating Partnership acquired the operations of Conifer Realty, Inc. and Conifer Development, Inc. ("Conifer") and purchased certain of Conifer's assets for a total acquisition price of $15,434. The acquisition was funded by issuing 486,864 Operating Partnership units (UPREIT units, valued at $17.25 per unit), the assumption of $6,801 of existing mortgage debt and $235 in cash paid to outside partners. Additional consideration will be paid in UPREIT units if development fee income exceeds target levels over the next five years.

     The purchase price is allocated to three communities containing 358 units valued at $10,173, general partnership interests in 2,804 apartment units that Home Properties will manage valued at $1,757, goodwill valued at $3,348 and other assets valued at $156.

     The  acquisition  will be accounted for using  the  purchase method  of  accounting  and,  accordingly,  the  results  of
     operations   are  included  from  the  date  of  acquisition
     forward.

     The property management, leasing and development activities for properties affiliated with the Conifer acquisition are performed by Conifer Realty Corp. ("Conifer Realty"). Conifer Realty issued non-voting common stock to the Operating Partnership in exchange for management contracts for residential, commercial and development managed properties and certain other assets. This exchange entitles the operating Partnership to receive 99% of the economic interest of Conifer Realty. The remaining 1% economic interest and voting stock were issued to the owners of HLC and Conifer.

     Basis of Presentation

     The  accompanying consolidated financial statements  include
     the   accounts   of  the  Company  and  its  81.8%   general
     partnership interest in the Operating Partnership.

     All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



3.   Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following:

                                                   March 31      December 31
                                                   1996          1995
                                                   --------      -----------
     Deferred financing and interest rate
       reduction agreements                        $ 2,804         $ 3,564
     Goodwill                                        3,348               -
     Less:  Accumulated amortization               (   908)        ( 1,588)
                                                   -------          ------
               Net intangible assets                 5,244           1,976
     Prepaid expenses                                3,469           1,936
     Accounts receivable                             1,609           1,252
     Investment in HP Management and
       Conifer Realty                                  218             215
     Investment in general partnerships              1,741              14
     Land held for development                         848             334
     Other assets                                      422             127
                                                   -------          ------
               Total deferred charges and
               other assets                        $13,551          $5,854
                                                   =======          ======

4.   Earnings Per Common Share

     Earnings per common share amounts are based on the weighted average number of common shares and common equivalent shares (stock options) outstanding during the quarter. The conversion of an Operating Partnership unit to common stock will have no effect on earnings per common share as unit holders and stockholders effectively share equally in the net income of the Operating Partnership.

5.   Pro Forma Financial Information

     The Company completed an acquisition of the Fairways, a 200-unit apartment community in Syracuse, New York on March 5, 1996. The pro forma results for the three months ended March 31, 1996 would not have been materially different if the property had been acquired on January 1, 1996.
     Therefore, no pro forma presentation has been prepared reflecting this acquisition.

               HOME PROPERTIES OF NEW YORK, INC.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of March 31, 1996 and 1995 and for the three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayment.

The Company has an unsecured line of credit of $15 million with an available balance of $6.7 million at March 31, 1996. The Company will utilize the available balance to finance property acquisitions, capital improvements, property development and other corporate uses. Borrowings under the line of credit bear interest at 1.9% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on August 22, 1996. The Company intends on either renewing the line for another year or establishing a new line with a different institution.

In October of 1995, the Company completed three refinancing transactions which reduced the interest rate and extended the maturity of such indebtedness. At March 31, 1996, the weighted average rate of interest on mortgage debt is 7.6% and the weighted average maturity is 8.4 years. Most of the debt is fixed rate, with only 9% variable rate debt. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and the line of credit. The Company considers its ability to generate cash to continue to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit, it intends to satisfy such requirements through the use of UPREIT units, proceeds from the Dividend Reinvestment Plan, or issuing additional common shares or shares of the Company's preferred stock. The Company has successfully completed acquisitions using equity contributions in the form of partnership units totalling approximately $11 million, and expects to continue to fund its growth through its UPREIT structure.

Management believes that net cash flows provided by operating activities and the line of credit will be sufficient to satisfy the Company's cash requirements for the next one to two years.

The following table sets forth information regarding the mortgage indebtedness at March 31, 1996.

                                                                   Principal
                                         Interest                  Balance as of
                                         Rate as of      Maturity  March 31,
Communities              Location        March 31, 1996  Date      1996  (000's)
- - -----------              --------        --------------  --------  -------------
Fixed Rate:
Westminster              Syracuse, NY     8.50%          07/01/96  $  3,230
Hamlet Court             Rochester, NY    8.25%          05/01/98     1,845
Conifer Court            Syracuse, NY    10.53%          11/01/99       417
Perinton, Riverton and   Rochester and
  Waterfalls               Buffalo, NY   6.75% (1)       08/01/00    12,161
Wedgewood Village        Columbus, OH    6.00% (2)       07/31/01     6,250
Williamstowne Village    Buffalo, NY     7.37% (3)       10/27/02    10,059
Brook Hill               Rochester, NY   7.75%           11/01/02     5,072
Garden Village           Buffalo, NY     7.75%           11/01/02     4,773
1600 Elmwood             Rochester, NY   7.75%           11/01/02     5,569
Village Green            Syracuse, NY    7.75%           11/01/02     4,972
Fairview  Heights        Ithaca, NY      7.71% (4)       11/30/03     4,073
Finger Lakes Manor       Rochester, NY   7.71% (4)       11/30/03     4,073
Springcreek/Meadows      Rochester,  NY  6.75% (5)       08/01/04     3,298
Idylwood                 Buffalo, NY     8.625%          11/01/05     9,522
Raintree Island          Buffalo, NY     8.50%           11/01/06     6,644
Conifer Village          Syracuse, NY    7.20%           06/01/10     3,170
Village Green
  (Fairways)             Syracuse, NY    8.23%           10/01/19     4,634
Raintree Island          Buffalo, NY     8.50%           05/01/20     1,230
Harborside Manor         Syracuse, NY    8.92%           07/01/27     5,084
                                                                   --------
                                                                     96,076
Floating Rate:
Westminster              Syracuse        Prime +1%       07/01/96     1,300
                                                                   --------
Subtotal                                                             97,376

Line of Credit:
Unsecured                N/A             30 day
                                         LIBOR +1.9%     On  Demand   8,330
                                                                   --------

                                                                   $105,706
                                                                   ========

(1) Fixed through August 4, 1999, then prime +.5% until maturity.
(2) Fixed through August 4, 1999, then 5-year T-bill +2% until maturity.
(3) Fixed through November 1, 2000, then prime +.5% until maturity.
(4) Fixed through April 30, 2000, then prime +.5% until maturity.
(5) Fixed through July 31, 1997, then 175 basis points above three year treasuries.

Results of Operations

Comparison of three-months ended March 31, 1996 to the same period in 1995

The Company has 17 apartment communities, one small ancillary convenience shopping area and a 202 site manufactured home community which were owned during both the three-month periods being presented (the "Core Properties"). The Company has acquired eight apartment communities from April 1, 1995 through March 31, 1996 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the three months ended March 31, 1996.

Of the $2,605,000 increase in rental income, $2,210,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 3.6% in weighted average rental rates, plus an increase in occupancy from 92.5% to 94.3%.

The decrease in property other income is due to the net results for properties accounted for on the equity method being included in 1995, where by 1996, the same properties had been purchased and gross results are included in the consolidated statement of operations in the appropriate line categories.

Other income increased in 1996 by $528,000. Of this increase, $345,000 is from development fee income from four low income housing tax credit properties, $41,000 is from increased interest income and $125,000 is from a non-recurring construction management fee.

The  equity  in  the  loss from operations of HP  Management  and
Conifer  Realty  increased  by  $136,000.   The  management   and
development activities increased greatly in 1996 with the addition of Conifer Realty. Much of the development fee income from low income housing tax credit properties will be earned later in the year by Conifer Realty. The results for both of the three month periods is not indicative of the full years' results because development and construction fees tend to be earned later in the year, reflecting the seasonal nature of development and construction.

Of the $1,720,000 increase in operating and maintenance expenses, $1,383,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 9.1% increase over 1995. The main reason for increases at the Core Properties can be traced to the extraordinary severe winter weather in 1996 resulting in increased utilities and snow removal costs of $233,000.

General and administrative expenses increased by $106,000, or 42% from $254,000 in the three months ended March 31, 1995 to $360,000 in the three months ended March 31, 1996 primarily as a result of costs associated with new positions added and an increase in the bonus accrued during 1996 from the incentive compensation plan.

Funds From Operations

Management considers funds from operations to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") revised White Paper definition of funds from operations is income (loss) before gains (losses) from the sale of property and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, funds from operations should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of funds from operations for the previous five quarters are presented below. The sub-total labeled "New FFO" represents funds from operations as calculated under NAREIT's revised White Paper definition, which definition the Company has adopted effective January 1, 1996. For comparison purposes, the presentation calculates funds from operations under NAREIT's previous definition which included an addback for amortization and depreciation from non-real property ("Old FFO").

                            March 31   Dec. 31   Sept. 30   June 30   March 31
                            1996       1995      1995       1995      1995
                            --------   -------   --------   -------   --------
Net income (loss)           $  663    ($   15)   $1,119     $  925    $  767
Minority interest              147    (     1)      126        105        84
Extraordinary item               -      1,390         -          -         -
Depreciation from
  real property              1,870      1,738     1,649      1,447     1,406
Depreciation from
  real property from
  unconsolidated entities       69         41        97         78        69
                            ------     ------    ------      -----     -----

New FFO                      2,749      3,153     2,991      2,555     2,326

Depreciation - other             9          8         8          7         7
Depreciation - other, from
  unconsolidated entities       18         12        12         12         9
Amortization:
  Deferred financing            61         64        92         83        88
  Included in interest          84         83        84         84        84
  Goodwill                      21          -         -          -         -
                            ------     ------    ------     ------    ------
Old FFO                     $2,942     $3,320    $3,187     $2,741    $2,514
                            ======     ======    ======     ======    ======

Per Share/Unit:
New FFO                       $.42       $.52      $.50       $.42      $.39
                              ====       ====      ====       ====      ====
Old FFO                       $.45       $.55      $.53       $.46      $.42
                              ====       ====      ====       ====      ====


All  REITs may not be using the strict White Paper definition for
new  FFO.   Accordingly,  the  above  presentation  may  not   be
comparable  to other similarly titled measures of  FFO  of  other
REITs.

Inflation

Substantially all of the leases at the communities are for a term of one year or less, which enables the Company to seek increased rents upon renewal of existing leases or commencement of new leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

Declaration of Dividend

On May 7, 1996, the Board of Directors approved a dividend of $.42 per share for the period from January 1, 1996 to March 31, 1996. This is the equivalent of an annual distribution of $1.68 per share. The dividend is payable May 28, 1996 to shareholders of record on May 17, 1996.

                   PART II - OTHER INFORMATION

                HOME PROPERTIES OF NEW YORK, INC.



Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits:  There are no exhibits which  are  filed
         with,  or  incorporated  by  reference,  to   this
         report.

(b)  Reports or Form 8-K:

     * Form 8-K/A was filed on March 15, 1996, date of report January 1, 1996, with respect to providing financial information on the acquisition of Conifer Corporation and Subsidiaries and the Conifer Acquisition Properties.

          Financial Statements included:

               i)   Financial Statements of  the  business
                    acquired:

                    Audited   statements  of  net   assets
                    acquired of Conifer Corporation and Subsidiaries as of March 31, 1995 and 1994 and the related statements of acquired operations for the years then ended.

                    Audited combined statements of revenues
                    and certain expenses of the Conifer Acquisition Properties for the year ended December 31, 1995.

               ii)  Pro Forma Financial Information:

                    Pro forma condensed consolidated balance sheet of the Company as of December 31, 1995 and related notes (unaudited).

                    Pro  forma  consolidated  statement  of
                    operations of the Company for the year ended December 31, 1995 and related notes (unaudited).

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HOME PROPERTIES OF NEW YORK, INC.
                                                     (Registrant)


                   Date:                 May 14, 1996

                            By:      /s/ David P. Gardner
                               ----------------------------------
                                                 David P. Gardner
                                                   Vice President
                            Chief Financial Officer and Treasurer


                   Date:                  May 14, 1996

                            By:      /s/ David P. Gardner
                               ----------------------------------
                                                 David P. Gardner
                                                   Vice President
                            Chief Financial Officer and Treasurer