Form 10-K/A
period 1995-12-31
HOME PROPERTIES OF NEW YORK INC
filed 1996-09-06
CIK 923118

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K/A
                              Amendment No. 1

     (Mark One)

         (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1995

                               OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              Commission File Number 1-13136

              HOME PROPERTIES OF NEW YORK, INC.
         (Exact name of Registrant as specified in its Charter)

MARYLAND                                     16-1455126
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

                       850 CLINTON SQUARE
                  ROCHESTER, NEW YORK 14604
         (Address of principal executive offices)

Registrant's telephone number, including area code: (716) 546-4900

     Securities registered pursuant to Section 12(b) of the Act:

                                   Name of Each Exchange on
Title of each class                   Which Registered
Common Stock, $.01 par value       New York Stock Exchange

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   x      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 26, 1996 was approximately $100,159,969. As of February 26, 1996, there were 5,408,822.48 shares of common stock, $.01 par value outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

                              None

               HOME PROPERTIES OF NEW YORK, INC.

                       TABLE OF CONTENTS

PART I.

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item X.   Executive Officers and Key Employees

PART II.

     Item 5. Market of the Registrant's Common Equity and Related Shareholder Matters
     Item 6.   Selected Financial and Operating Information
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data
     Item 9.   Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure

PART III.

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K

Item 1.   Business

     The Company

     Home Properties of New York, Inc. ("Home Properties" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that engages in the ownership, management, acquisition, development and marketing of real estate, focusing on multifamily residential properties. It was formed to continue and expand the operations of Home Leasing Corporation ("Home Leasing"). The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

     The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership in which the Company held a 89.8% interest as of December 31, 1995 and two management companies (the "Management Companies") - Home Properties Management, Inc. ("HP Management") and Conifer Realty Corporation ("Conifer Realty"), both of which are Maryland corporations.

     Effective January 1, 1996, the Company combined its operations (the "Conifer Transaction") with those of Conifer Realty, Inc. and Conifer Development, Inc. (collectively, "Conifer"). Conifer is another large owner and operator of multifamily properties throughout New York State with whom the Company has previously participated in several joint venture development projects.

     Home Properties, through its affiliates described above, and after the Conifer Transaction, owns and manages 23 communities with 6,008 apartment units and one community containing 202 manufactured home sites (the "Owned Properties"). The Operating Partnership also holds general partnership interests in an additional 3,368 apartment units and it and the Management Companies manage 1,302 apartment units and approximately 1.6 million square feet of commercial space for other owners (primarily affiliates) (collectively, the "Managed Properties"). The Management Companies are also involved in the development and redevelopment of government-assisted apartment communities and certain other development activities.

     The Owned Properties and the Managed Properties (collectively, the "Properties") are located in New York State and primarily Upstate New York with the exception of one 604 unit apartment community and 35,000 square feet ancillary shopping area, located in Columbus, Ohio.

     The Company's primary business objective is to increase shareholder value and dividends per share by concentrating on the ownership of a critical mass of apartment communities in each market or geographical area where it operates and by enhancing the value of its portfolio through effective management, acquisition, development and financing strategies. The Company believes that attractive opportunities exist and it can achieve its objectives by: (i) acquiring properties and portfolios of properties in market areas where it can own a concentration of multifamily units so that property management, customer service and marketing can be conducted effectively; (ii) capitalizing on its acquisition of Conifer's assets and management team by increasing its involvement in the development and redevelopment of government-assisted housing; and (iii) increasing rental revenues through effective leasing and management of its Properties, including a continuing emphasis on customer satisfaction.

     Structure

     The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 1995, it owned 89.8% of the limited partnership units (the "Units") in the Operating Partnership. After the Conifer Transaction, in which the principals of Conifer accepted Units as consideration, the Company owned a 83.1% interest in the Operating Partnership. The remaining Units are owned by the officers of the Company and certain individuals who took Units in the Operating Partnership as partial consideration for their interests in entities purchased by the Operating Partnership.

     The Operating Partnership is a New York limited partnership formed in December, 1993. Subsequent to August 4, 1995, holders of Units in the Operating Partnership may redeem a Unit for one share of the Company's common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company. The Company currently anticipates that it will issue shares of common stock rather than pay cash in connection with such redemptions. The Company has filed a registration statement with respect to shares of common stock into which the Units may be converted (up to 2,630,000 shares). Management plans to aggressively pursue the use of Units as consideration for acquisition properties.

     Both of the Management Companies were formed to comply with the technical requirements of the federal income tax laws. Both are Maryland corporations. HP Management was formed in January, 1994 and Conifer Realty was formed in December, 1995. The Operating Partnership holds 99% of the economic interest in both Management Companies, with Nelson and Norman Leenhouts (the "Leenhoutses") holding the remaining one percent interest in HP Management and the Leenhoutses and Richard
     J. Crossed, the former President of Conifer, holding the remaining one percent interest in Conifer Realty. The Management Companies manage, for a fee, certain of the residential, commercial and development activities of the Company and provide construction, development and redevelopment services for the Company.

     Including the former employees of Conifer and certain contract employees, the Company currently has approximately 600 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (716) 546-4900.

     Operating Strategies

     The Company will continue to focus on enhancing the investment returns of its Properties by: (i) differentiating itself from its competitors with its absolute focus on customer satisfaction, evidenced by its written "pledge" that includes a money-back guarantee; (ii) continuing its decentralized company orientation with a special commitment to training, standardized procedures and excellence in information at the site levels, aided by a recently installed information technology system that moves greater responsibility to the sites; (iii) striving for a leadership position for its market rate communities by providing the highest quality living experience for residents while charging premium rents; (iv) continuing its marketing focus on senior households as seniors move less frequently and represent the fastest growing segment of the multifamily market; (v) seeking the highest possible revenue per unit, in part by investing in upgrades that provide sound return and also by benefitting from increased purchasing power and ecomonies of scale.

     Acquisition and Development Strategies

     The Company will seek to increase shareholder values and dividends per share by: (i) focusing on market areas, that may include markets surrounding New York State, where it can own a concentration of multifamily units and use its local knowledge and relationships to take advantage of additional acquisition opportunities; (ii) acquiring multifamily residential properties at purchase prices that provide attractive initial yields, have significant cash flow growth potential and are generally capable of improved performance through the Company's management capabilities; and (iii) developing and redeveloping multifamily residential properties, primarily of a government-assisted nature, where Conifer's experience and expertise can result in relatively predictable development fees to the Company, as well as an on-going stabilized cash flow.

     Financing Strategies

     The Company intends to adhere to the following financing policies:
     (i) maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the market value of outstanding common stock and units plus total debt) of approximately 50% or less;
     (ii) varying debt maturities and maintaining predominately fixed rate debt; and (iii) utilizing the most appropriate sources of capital for future acquisition and development and capital improvements, which may include the Company's line ofcredit, undistributed cash, issuance of equity securities (including preferred stock or units) for cash or properties, bank or other institutional borrowings (collateralized and uncollateralized) or issuance of debt securities. Management expects to fund an increasing portion of its continued growth by taking advantage of its UPREIT structure and exchanging Units in the Operating Partnership (exchangeable for Company stock) for acquisitions. The Company has, to date, used its Units as full or partial consideration in five transactions.

     On December 31, 1995, the Company's debt was $91.1 million and the debt to total capitalization ratio was 46.9% based on the year-end closing price of the Company's stock at $17.125. Ninety-five percent of the debt is fixed rate with a weighted average interest rate of 7.6% and a weighted average maturity of 9.2 years. Debt maturities are staggered. The Company has an unsecured line of credit of $15 million for acquisition and other corporate purposes with an interest rate of LIBOR plus 1.90%. As of December 31, 1995, $4.5 million was outstanding under the line of credit.

     Competition

     The Company competes with other multifamily developers and other real estate companies in seeking properties for acquisition, potential residents and land for development. The Company's Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction will enable it to maintain its historic occupancy levels. The Company also believes that the minimal increase in new construction of multifamily properties in its markets in 1995 will not have a material adverse effect on its turnover rates or ability to increase rents and minimize operating expenses. To date, the Company has not faced competition in acquiring properties from other REIT's or other operators from outside the region, although the Company may encounter competition from others as it seeks attractive properties in New York State and other nearby states.

     Regulation

     Many laws and governmental regulations are applicable to the Properties and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Non-compliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants. Although management believes that the Properties are substantially in compliance with present requirements, the Company may incur additional costs in complying with the ADA with respect to the Owned Properties. The Company believes that the Owned Properties that are subject to the FHAA are in compliance with such laws.

     Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or use the property as collateral. Independent environmental consultants have conducted "Phase I" environmental audits (which involve visual inspection but not soil or groundwater analysis) on substantially all of the Owned Properties. Phase I audit reports did not reveal any environmental liability that would have a adverse effect on the Company nor is the Company aware of any environmental liability that management believes would have a material adverse effect on the Company. There is no assurance that Phase I reports would reveal all environmental liabilities or that environmental conditions not known to the Company may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

     Under the Federal Fair Housing Act and state fair housing laws, discrimination on the basis of certain protected classes is prohibited. Violation of these laws can result in the award of significant damage award to victims. The Company has a strong policy against any kind of discriminatory behavior and trains its employees to avoid discrimination or the appearance of discrimination. There is no assurance, however, that an employee will not violate the Company's policy against discrimination and thus violate fair housing laws. This could subject the Company to legal actions and the possible imposition of damage awards.

     Approximately 11% of the apartment units owned by the Company are entitled to the benefits of Housing Assistance Payments ("HAP") contracts with the U.S. Department of Housing and Urban Development ("HUD"). Under the HAP contracts, HUD pays to the Company on a monthly basis the difference between the rent agreed to by HUD and the rent paid by the resident. Rental rates are adjusted annually with HUD approval. HAP contracts relating to the subsidized units expire as follows: (i) 404 units at the Wedgewood community expire on June 16, 1996; (ii) 66 units at Wedgewood expire on December 1, 1997; and (iii) 198 units at Conifer Village expire on May 21, 2004. The Company anticipates that HUD may make some modifications to its housing subsidy programs. It is expected that the existing contracts will be extended for one year while HUD considers other possible modifications to the programs. Management believes that any such modifications will have limited effect, if any, on the Company as more than twenty percent of the units at the Wedgewood community are already rented at market rents which are the same as the subsidized rent.

Item 2.  Properties

     The Owned Properties consist of 23 multifamily residential properties containing 6,008 apartment units, one manufactured home community containing 202 home sites and a 35,000 square foot ancillary shopping center located adjacent to a multifamily property. At the time of the IPO, Home Properties owned 11 multifamily properties containing 3,065 apartment units. Simultaneous with the closing of the IPO, it acquired an additional four properties containing 926 units. In 1994, Home Properties purchased three additional communities having 753 units and in 1995 it purchased three more communities having 906 apartment units. With the completion of the Conifer Transaction, the Company acquired 358 market rate apartment units located in three multifamily communities. From the time of the IPO to date, this represents a 196% increase in the number of apartment units owned by Home Properties.

     The Owned Properties are located in established markets and are well maintained and well-leased. Average economic occupancy at the Owned Properties held throughout 1994 and 1995 was 93.5% for 1995. The Owned Properties are generally two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to mature residents and the quality of the services it provides to such residents result in low turnover. The turnover at the Owned Properties owned as of December 31, 1995 was approximately 36% for 1995, which management believes is less than 60% of the national average for garden apartments.

     Management believes the Owned Properties provide the opportunity for increased cash flows and appreciation in value through increases in rents while maintaining high occupancy and expense controls. Management has extensive experience in the operation, management and financing of multifamily residential properties. The Company's original management team averages over 14 years of active involvement in the day-to-day management and operation of the Company's multifamily residential properties and has an average of 18 years of experience in the multifamily residential property business. The Conifer Transaction added even more strength and depth to Home Properties' management team. Conifer's top ten executives, who all joined Home Properties, have an average of 16 years of real estate experience and 11 years with Conifer. Further, with the addition of Conifer, insider ownership of the Operating Partnership increased from 9% to 16%.

     Resident leases are generally for one year terms and security deposits equal to one month's rent are generally required.

     The table on the next page illustrates certain of the important characteristics of the Owned Properties as of December 31, 1995.

                                                                  Avg.  %                                       Dec Avg Mthly
                                                                Apt.    Mature   Average %        % Resident    Rental Rate Per
                                      # of      Age in  Year    Size    Res.(1)  Occupancy(2)     Turnover(3)   Occupied Apt.
  Community            Regional Area  Units     Years   Acq.    (SF)    1995     1995    1994     1995   1994   1995  1994
CORE PORTFOLIO (4)
Raintree Island        Buffalo, NY      504     24      1985      704   40.4%     95.1%   96.0%   33.3%  33.1%  $557  $537
Williamstowne Village  Buffalo, NY      528     24      1985      708   99.8%     96.9%   96.1%   16.5%  19.7%  $567  $547
1600 Elmwood           Rochester, NY    210     36      1983      891   32.0%     93.9%   91.6%   38.1%  33.8%  $705  $684
Finger Lakes Manor     Rochester, NY    153     25      1983      924   69.0%     89.3%   95.5%   36.6%  28.8%  $659  $638
Meadows                Rochester, NY    113     25      1984      890   40.1%     95.8%   93.1%   30.0%  46.0%  $572  $559
Newcastle              Rochester, NY    197     21      1982      873   36.1%     87.6%   94.1%   44.2%  41.1%  $611  $561(5)
Perinton Manor         Rochester, NY    224     26      1982      928   54.1%     93.6%   94.7%   29.9%  27.7%  $677  $652
Riverton Knolls        Rochester, NY    240     22      1983      911    5.3%     88.0%   93.9%   61.3%  58.8%  $651  $640
Springcreek            Rochester, NY     82     23      1984      913   72.2%     96.8%   99.2%   35.4%  25.6%  $515  $494
Fairview Heights       Syracuse, NY     210     32      1985      798    6.1%     92.7%   94.3%   57.0%  62.4%  $676  $655
Wedgewood Village      Columbus, OH     604     38      1986      710   51.9%     94.7%   94.0%   43.3%  38.9%  $406  $402
    Total/Weighted Average            3,065     28                792   50.5%     93.5%   94.7%   37.1%  36.2%  $571  $553

1994 ACQUISITIONS
Garden Village         Buffalo, NY      315     24      1994      850   66.0%     98.0%   97.8%   17.1%  N/A    $554  $512
Brook Hill             Rochester, NY    192     24      1994      999   23.1%     96.5%   97.8%   35.9%  N/A    $697  $660
Northgate Manor        Rochester, NY    224     33      1994      800   31.2%     89.3%   90.7%   33.9%  N/A    $554  $550
Spanish Gardens        Rochester, NY    220     22      1994    1,030   25.1%     88.0%   90.9%   40.9%  N/A    $585  $563
Conifer Village        Syracuse, NY     199     17      1994      499   99.5%    100.0%  100.0%    0.0%  N/A    $547  $547
Harborside Manor(6)    Syracuse,NY      281     23      1994      823   20.5%     90.3%   90.5%   40.0%  N/A    $527  $504
Village Green          Syracuse, NY     248      7      1994      908    7.4%     87.8%   86.1%   70.0%  N/A    $575  $516(5)
    Total/Weighted Average            1,679     21                846   39.5%     92.8%   93.3%   34.2%  N/A    $572  $544

1995 ACQUISITIONS
Idylwood               Buffalo, NY      720     26      1995      700    9.3%     88.5%   N/A     45.0%  N/A    $513  N/A
Candlewood Gardens(7)  Syracuse, NY     126     25      1995      855   62.1%     91.1%   N/A     N/A    N/A    $432  N/A
Pearl Street(8)        Syracuse, NY      60     25      1995      855   28.5%     95.1%   N/A     N/A    N/A    $425  N/A
    Total/Weighted Average              906     26                732   18.4%     89.3%   N/A     45.0%  N/A    $496  N/A

TOTAL/WEIGHTED AVERAGE                5,650(9)  26                799   42.4%     92.7%   94.2%   36.0%  36.2%  $559  $550

Notes:
(1) "% Mature Residents" is the percentage of residents 55 years or older as of December 31, 1995.
(2) "Average % Occupancy" is the economic occupancy. For the core portfolio this is a twelve month average. For communities acquired during 1994 or 1995, this is the average occupancy from the date of acquisition.
(3) "% Resident Turnover" reflects, on an annual basis, the number move outs divided by the total number of apartment units.
(4)  Core Portfolio = Properties owned prior to 1994.
(5)  During 1995, rent increased to include heat costs in base rents.
(6) Operation of Harborside commenced October 1, 1994, subject to an operating and management agreement. The final closing occured March 29, 1995.
(7) Operation of Candlewood Gardens commenced December 4, 1995, subject to a net lease agreement. The final closing occurred January 5,1996.
(8) For most other reporting purposes, Pearl Street is included within the description of Harborside Manor, which is located immediately adjacent to it and with which it is jointly operated.
(9)  The above does not include the following:
     * Waterfalls Village, a 202 site-manufactured home community in Buffalo, NY.
     * A 35,000 square foot ancillary convenience shopping area at Wedgewood Village.
     * 358 units which the Company acquired and assumed management of on 1/1/96.

     Property Development

     Home Properties' development and redevelopment activities are expected to be focused on government-assisted multifamily residential housing. This will enable the Company to take advantage of Conifer's position as the market leader in the development and management of government-assisted housing throughout New York State, excluding New York City and Long Island. Since its founding in 1975, Conifer has developed 68 multifamily properties.

     A primary source of support for the development and redevelopment of governmentassisted multifamily properties is the Low Income Housing Tax Credit Program (LIHTC). As part of the Tax Reform Act of 1986, the LIHTC Program was extended on a permanent basis in 1993 after several years of annual extensions. It is possible that the Program may not be continued on a permanent basis and may sunset in 1997. If the LIHTC Program is sunset in 1997, management believes that it will be extended on an annual basis similar to the 1987-1993 period because it is the only large scale rental housing production program currently available to meet the needs of low and moderate income households. In addition, management believes that there will continue to be a need for subsidized housing and thus that various forms of government subsidy programs will be available, although their format may change. Opportunities for the Company in this area are expected therefore to also continue.

     In 1995, Home Properties' in three separate joint ventures with Conifer, acquired 382 additional units for redevelopment; 336 of those units are currently being renovated, financed in part through the LIHTC Program. The two new governmentassisted apartment communities, containing 182 units, started by Home Properties/Conifer joint ventures in 1994 have been completed. In addition, 106 units, the ownership interest of which were acquired in connection with the Conifer Transaction, are being redeveloped through the LIHTC Program. The Company has also purchased 3 vacant sites for development of government-assisted housing and has a number of other sites and developed properties under option pending allocation of LIHTC funds or the provision of other assistance through government programs.

     Property Management

     As of January 1, 1996, the Managed Properties consist of: (i) 3,368 apartment units where Home Properties is the general partner of the entity that owns the property; (ii) 1,302 apartment units, 722 of which are owned by entities that Home Leasing, Conifer or their affiliates serve as general partner; (iii) commercial properties which contain approximately 1.6 million square feet of gross leasable area;
     (iv) a master planned community known as Gananda, including an 18-hole private golf course and country club; (v) a 140 lot Planned Unit Development known as College Greene; (vi) a 202 lot Planned Unit Development known as Riverton; (vii) a homeowners' association for a 58 unit condominium development; (viii) a nursing home which is leased to a hospital for which the Company provides limited management services; (ix) a commercial development in Greece, New York; and (x) 153 acres of vacant land in Old Brookside, the development of which, if it occurs, will be managed by HP Management. All of the Managed Properties other than 580 of the apartment units are owned or controlled by an affiliate of Home Properties, Home Leasing or Conifer. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

     The commercial properties consist of: (i) approximately 950,000 square feet of office space; (ii) approximately 400,000 square feet of retail space; (iii) approximately 75,000 square feet of industrial space; and
     (iv) approximately 164,000 square feet of warehouse space.


     Supplemental Property Information


     Other than the Idylwood and Williamstowne Village properties (collectively, the "Material Properties"), none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 1995. The Idylwood and Williamstowne Village properties would have accounted for 11.5% and 10.3%, respectively, of the aggregate gross revenues of the Company for 1995. None of the Material Properties have any resident who occupies ten percent or more of the rental square footage of such property. The Leases for the units at the Material Properties are typical apartment leases having terms primarily of one year. Certain occupancy and rental information relating to the Material Properties is set forth in the following table:

                         Idylwood (720 Units)      Williamstowne (528 Units)

                         Weighted   Weighted       Weighted   Weighted
                         Average    Average        Average    Average
                         Percent    Monthly Rent   Percent    Monthly Rent
Period End               Leased     Per Unit       Leased     Per Unit
December 31, 1995        88.5%      $497           96.9%      $557
December 31, 1994        N/A (1)    N/A (1)        96.1%      $538
December 31, 1993        N/A (1)    N/A (1)        96.9%      $518
December 31, 1992        N/A (1)    N/A (1)        97.0%      $501
December 31, 1991        N/A (1)    N/A (1)        96.4%      $485

(1)  Reliable data is not available.

   Information concerning the depreciation of each of the Material Properties is set forth in the table below:

                            Idylwood       Williamstowne
Approximate Basis           $16,179,000    $12,900,000
Depreciation Period         27.5 Years     27.5 Years
Deprecation Method          Straight-line  Straight-line
Annual Depreciation Rate    3.636          3.636

Information detailing the real estate taxes relating to each of the Material Properties is set forth in the table below:

                          Idylwood                   Williamstowne
                    Property   Property          Property   Property
Period              Taxes      Tax Rate          Taxes      Tax Rate
1995 Actual         $728,000   $72.79/$1,000     $427,000   $42.69/$1,000
1994 Actual         $719,000   $71.90/$1,000     $522,000   $52.21/$1,000
1993 Actual         $700,000   $70.00/$1,000     $486,000   $48.60/$1,000

Item 3.  Legal Proceedings

     The Company is a party to a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. Most of such proceedings are covered by liability insurance. To management's knowledge, no material litigation is threatened against the Company.

Item 4. Submission of Matters to Vote of Security Holders

     None.

Item X. Executive Officers and Key Employees

     The following table sets forth the six executive officers and certain of the key employees of the Company, together with their respective ages, positions and offices.

     Name                     Age  Position

     Norman P. Leenhouts      60   Chairman, Co-Chief Executive Officer and
                                   Director of Home Properties, Chairman
                                   and Director of HP Management and
                                   Director of Conifer Realty

     Nelson B. Leenhouts      60   President, Co-Chief Executive Officer
                                   and Director of Home Properties,
                                   President, Chief Executive Officer and
                                   Director of HP Management and Director
                                   of Conifer Realty

     Richard J. Crossed       56   Executive Vice President and Director of
                                   Home Properties and President, Chief
                                   Executive Officer and Director of
                                   Conifer Realty

     Amy L. Tait              37   Executive Vice President and Director of
                                   Home Properties and Director of HP
                                   Management

     David P. Gardner         40   Vice President, Chief Financial Officer
                                   and Treasurer of Home Properties,
                                   Conifer Realty and HP Management

     Ann M.  McCormick        39   Vice President, General Counsel and
                                   Secretary of Home Properties and HP
                                   Management

     William E. Beach         49   Vice President, Commercial Property
                                   Management of Home Properties and HP
                                   Management

     Lawrence R.  Brattain    44   Vice President, Residential Property
                                   Management of Home Properties and
                                   Conifer Realty

     Name                     Age  Position

     C. Terence Butwid        51   Vice President, Development of Home
                                   Properties and Executive Vice President
                                   of Conifer Realty

     Kathleen M. Dunham       50   Vice President, Residential Property
                                   Management of Home Properties and
                                   Conifer Realty

     John H. Fennessey        57   Vice President, Development of Home
                                   Properties and Conifer Realty

     Timothy A. Florczak      40   Vice President, Residential Property
                                   Management of Home Properties

     Thomas L. Fountain       37   Vice President, Commercial Property
                                   Management of Home Properties and
                                   Conifer Realty

     Timothy Fournier         35   Vice President, Development of Home
                                   Properties and Executive Vice President
                                   of Conifer Realty

     Peter J. Obourn          54   Vice President and Associate General
                                   Counsel of Home Properties and General
                                   Counsel and Secretary of Conifer Realty

     Paul O'Leary             43   Vice President, Residential Property
                                   Management of Home Properties

     John Oster               46   Vice President, Development of Home
                                   Properties and Conifer Realty

     Dale C. Prunoske         44   Vice President, Development of Home
                                   Properties and Conifer Realty

     Richard J. Struzzi       42   Vice President, Development of
                                   Properties and HP Management

     Robert C. Tait           38   Vice President, Commercial Property
                                   Management of Home Properties and HP
                                   Management

     Laurie L. Willard        39   Vice President, Residential Property
                                   Marketing of Home Properties

     Information regarding Richard Crossed, Nelson and Norman Leenhouts and Amy Tait is set forth above under "Board of Directors".

     David P. Gardner has served as Vice President and Chief Financial Officer of the Company, HP Management and Conifer Realty since their inception. Mr. Gardner joined Home Leasing Corporation in 1984 as Vice President and Controller. In 1989, he was named Treasurer of Home Leasing and Chief Financial Officer in December, 1993. From 1977 until joining Home Leasing, Mr. Gardner was an accountant at Cortland L. Brovitz & Co. Mr. Gardner is a graduate of the Rochester Institute of Technology and is a Certified Public Accountant.

     Ann M. McCormick has served as Vice President, General Counsel and Secretary of the Company and HP Management since their inception. Mrs. McCormick joined Home Leasing in 1987 and was named Vice President, Secretary and General Counsel in 1991. Prior to joining Home Leasing, she was an associate with the law firm of Nixon, Hargrave, Devans & Doyle. Mrs. McCormick is a graduate of Colgate University and holds a Juris Doctor from Cornell University.

     William E. Beach has served as Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1972 as a Vice President. Mr. Beach is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

     Lawrence R. Brattain has served as Vice President of the Company and Conifer Realty since 1996. He joined Conifer in 1990 as a Vice President. Mr. Brattain is a graduate of Assumption College and is a Certified Property Manager as designated by the Institute of Real Estate Management.

     C. Terence Butwid has served as Vice President of the Company and Executive Vice President of Conifer Realty since 1996. He joined Conifer in 1990 as a Vice President. Prior to joining Conifer, Mr. Butwid was employed by Chase Lincoln First Bank as Vice President and Manager of Corporate Banking National Accounts. He was also President of Ontario Capital Management. Mr. Butwid is a graduate of Bowling Greene State University. He has an MBA from American University and graduated from The National School of Credit and Financial Management at Dartmouth College.

     Kathleen M. Dunham has served as Vice President of the Company and Conifer Realty since 1996. She joined Conifer in 1980 and was named Vice President in 1990. Ms. Dunham is a Certified Property Manager
     (CPM) candidate with the Institute of Real Estate Management.

     John H. Fennessey has served as Vice President of the Company and Conifer Realty since 1996. He joined Conifer in 1975 as a founder and Vice President, responsible for the operation of Conifer's Syracuse office. Prior to joining Conifer, he was a Project Director with the New York State Urban Development Corporation. Mr. Fennessey is a graduate of Harpur College and holds a Masters Degree in regional planning from the Maxwell School, Syracuse University. He is a Charter Member of the American Institute of Certified Planners (AICP).

     Timothy A. Florczak has served as a Vice President of the Company since its inception. He joined Home Leasing in 1985 as a Vice President. Prior to joining Home Leasing, Mr. Florczak was Vice President of Accounting of Marc Equity Corporation. Mr. Florczak is a graduate of the State University of New York at Buffalo.

     Thomas L. Fountain, Jr. has served as a Vice President of the Company and Conifer Realty since 1996. He joined Conifer in 1994 as the Director of Commercial Properties. Prior to joining Conifer, Mr. Fountain was the Leasing Manager for Faber Management Services, Inc. and Vice President of Asset Management for Realty Diversified Services, Inc. Mr. Fountain is a graduate of West Virginia University.

     Timothy Fournier has served as Vice President of Home Properties and Executive Vice President of Conifer Realty since 1996. He joined Conifer in 1986 as Vice President of Finance. Prior to joining Conifer, Mr. Fournier was an accountant at Coopers & Lybrand. Mr. Fournier is a graduate of New Hampshire College and is a Certified Public Accountant.

     Peter J. Obourn has served as a Vice President and Associate General Counsel of the Company and as General Counsel and Secretary of Conifer Realty since 1996. He joined Conifer in 1975 as a founder, Secretary and General Counsel. Prior to joining Conifer, Mr. Obourn was a real estate development professional with the New York State Urban Development Corporation. He is a graduate of Williams College and holds a Juris Doctor from Cornell University Law School.

     Paul O'Leary has served as a Vice President of the Company since its inception. He joined Home Leasing in 1974 and has served as Vice President of Home Leasing since 1978. Mr. O'Leary is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

     John Oster has served as Vice President of the Company and Conifer Realty since 1996. He joined Conifer as a Vice President in 1988. Before joining Conifer, Mr. Oster was Director of Operations for the New York State Division of Housing and Community Renewal. He is a graduate of Hamilton College.

     Dale C. Prunoske has served as a Vice President of the Company and Conifer Realty since 1996. He joined Conifer in 1994 as a Vice President. Prior to joining Conifer, he worked for Continuing Development Services. He is a graduate of and holds a Master of Public Administration Degree from the State University of New York at Brockport.

     Richard J. Struzzi has served as a Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1983 as a Vice President. Mr. Struzzi is a graduate of the State University of New York at Potsdam and holds a Masters Degree in Public School Administration from St. Lawrence University. He is the son-in-law of Nelson Leenhouts.

     Robert C. Tait has served as a Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1989 and served as a Vice President of Home Leasing since 1992. Prior to joining Home Leasing, he was a manufacturing/industrial engineer with Moscom Corp. Mr. Tait is a graduate of Princeton University and holds a Masters Degree in Business Administration from Boston University. Married to Amy L. Tait, he is the son-in-law of Norman Leenhouts.

     Laurie L. Willard has served as a Vice President of the Company since its inception. She joined Home Leasing in 1987 and has served as a Vice President since 1992. Mrs. Willard is a graduate of the University of Rochester. She is the daughter of Norman Leenhouts.

                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
     Matters

     The Common Stock has been traded on the New York Stock Exchange
     ("NYSE") under the symbol "HME" since July 28,   1994. The following
     table sets forth the quarterly high and low sales prices per share reported on the NYSE, as well as all distributions paid to date.

     1994                     High        Low          Distributions Paid
     Third Quarter            $19-1/8     $18          $0
     Fourth Quarter           $19-7/8     $17-7/8      .26(1)

     1995
     First Quarter            $20         $17          .4125
     Second Quarter           $19         $16-3/4      .4125
     Third Quarter            $18-1/2     $16-7/8      .4125
     Fourth Quarter           $17-3/4     $16-1/2      .42

     1996
     January 1, 1996          $19-1/8     $17-1/8      .42
       to February 26, 1996

(1) Partial Quarter from July 28, 1994 to September 30, 1994. Distribution was equivalent to full quarterly distribution of $.4125, and was paid on November 21, 1994.

Item 6.  Selected Financial Data

     The following table sets forth selected financial and operating data on a historical basis for the Company and the Original Properties and should be read in conjunction with the financial statements appearing elsewhere in this Form 10K.

                                    COMPANY                 ORIGINAL PROPERTIES
                                          8/4/94      1/1/94
                                          Through     Through
                               1995       12/31/94    8/3/94    1993      1992      1991
                                  (in thousands, except per share and property date)
Revenues:
Rental Income                  $  31,705  $  10,995   $11,526   $19,189   $18,748   $18,022
Other Income                       2,561        887       494       783       743       751
Property management income(1)          -          -       834     1,448     1,358       975
Equity in income from
  operations of HP Management         35         61         -         -         -         -
TOTAL REVENUES                    34,301     11,943    12,854    21,420    20,849    19,748

Expenses:
Operating and maintenance         15,911      5,267     6,329    10,035     9,886     9,317
Property management (1)                -          -       625     1,139     1,047     1,084
General & administrative           1,200        400       407       680       663       771
Interest                           6,105      1,346     3,063     5,037     5,220     5,591
Depreciation & amortization        6,585      2,289     1,647     2,732     2,809     2,752
TOTAL EXPENSES                    29,801      9,302    12,071    19,623    19,625    19,515

Income before minority interest
  and extraordinary item           4,500      2,641       783     1,797     1,224       223
Minority interest                    455        256         -         -         -         -
Income before extraordinary item   4,045      2,385       783     1,797     1,224       223
Extraordinary item, prepayment
  penalties, net of allocation to
  minority interest               (1,249)    (2,498)        -         -         -         -
Net income (loss)              $   2,796  $  (  113)  $   783   $ 1,797   $ 1,224   $   223

Net income (loss) per
  common share                       .52       (.02)      N/A       N/A       N/A       N/A
Cash dividends declared per
  common share                 $    1.66  $     .26       N/A       N/A       N/A       N/A

Balance Sheet Data:
Real estate, before
  accumulated depreciation     $ 198,203  $ 162,991   $77,371   $76,646   $75,296   $75,123
Total assets                     181,462    148,709    60,014    59,490    60,732    62,270
Total debt                        91,119     52,816    57,953    58,583    59,622    60,661
Stockholders' equity/
  Owners' (deficit)               75,780     81,941    (2,741)   (2,591)   (2,546)   (1,990)

Other Data:
Funds from Operations (2)      $  11,762  $   5,077   $ 2,432   $ 4,529   $ 4,033   $ 2,985
Cash available for
  distribution (3)             $  10,085  $   4,624   $ 1,969   $ 3,735   $ 3,239   $ 2,191
Net cash provided by (used in)
  operating activities         $   9,993  $   1,464   $ 2,522   $ 4,188   $ 4,153   $ 2,681
Net cash provided by (used in)
  investing activities         $ (21,334) $ (71,110)  $(1,168)  $(1,350)  $  (690)  $  (687)
Net cash provided by (used in)
  financing activities         $  10,518  $  70,002)  $(1,684)  $(2,881)  $(2,819)  $(1,781)
Weighted average number of
  shares outstanding           5,408,474  5,408,230       N/A       N/A       N/A       N/A
Total communities, at
  end of period                       20         19        12        12        12        12
Total apartment units, at end
  of period                        5,650      4,744     3,065     3,065     3,065     3,065

(1) Property management income and expense represents the management activities of Home Leasing Corporation prior to the formation of HP Management. After August 4, 1994, the Company is accounting for the investment in HP Management using the equity method.
   (2) Management considers Funds from Operations to be an appropriate measure of the performance of an equity REIT. "Funds from Operations" is generally defined by NAREIT as net income (loss) before gains (losses) from the sale of property plus certain non-cash items, primarily depreciation and amortization. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity. Funds from Operations does not actually represent the cash made available to investors in the periods presented.

     Funds from Operations is calculated as follows:

                                    8/4/94    1/1/94
                                    Through   Through
                          1995      12/31/94  8/3/94  1993    1992    1991
Net income (loss)         $ 2,796   ($113)    $  783  $1,797  $1,224  $  233
Depreciation -
  real property*            6,525   2,181      1,565   2,605   2,668   2,618
Depreciation non-real
  property*                    75      20         21      51      61      64
Amortization - deferred
  financing costs             327      98         63      76      80      70
Amortization - rate
  reduction agreements        335     137          -       -       -       -
Minority interest             455     256          -       -       -       -
Extraordinary item
  (prepayment penalties)    1,249   2,498          -       -       -       -
Funds from Operations     $11,762  $5,077     $2,432  $4,529  $4,033  $2,985

*Includes amounts passed through from unconsolidated investments.

   The FFO presentation above may not be comparable to other similarly titled measures of FFO of other REITs.

   Effective January 1, 1996, the Company has adopted NAREIT's revised White Paper definition of calculating funds from operations (New FFO). For comparative purposes, the presentation below calculates New FFO by excluding an addback for amortization and depreciation from non-real property.

                                    8/4/94    1/1/94
                                    Through   Through
                          1995      12/31/94  8/3/94   1993    1992    1991
Funds from Operations
  (as presented above)    $11,762   $5,077    $2,432   $4,529  $4,033  $2,985
Depreciation - non-real
  property                    (75)     (20)      (21)     (51)    (61)    (64)
Amortization - deferred
  financing costs            (327)     (98)      (63)     (76)    (80)    (70)
Amortization - rate
  reduction agreements       (335)    (137)        -        -       -       -

New FFO                   $11,025   $4,822    $2,348   $4,402  $3,892  $2,851

(3) Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $300 per apartment unit, $94 per manufactured home site and $.25 per square foot for the 35,000 square foot ancillary convenient shopping area at Wedgewood. These costs averaged $260 per apartment unit over the past five years. It is the Company's policy to fund its investing activities and financing activities with the proceeds of its Line of Credit or new debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Overview

    The following discussion is based primarily on the Consolidated and Combined Financial Statements of Home Properties of New York, Inc. and the Original Properties. This should be read in conjunction with the financial statements appearing elsewhere in this report.

    The Company is engaged primarily in the ownership, management, acquisition and development of residential apartment communities. On August 4, 1994, the Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") and engaged in formation transactions designed to enable the Company to continue and expand the multifamily residential operations of Home Leasing Corporation and to purchase the Acquired Communities.

    Results of Operations

    Comparison of year ended December 31, 1995 to year ended December 31, 1994.

    During 1995, the Company acquired a total of 1,061 apartment units in three new communities (Idylwood, Harborside Manor and Pearl Street, the "1995 Communities"). In addition, the Company experienced full year results for the 1,398 apartment units in six new apartment communities (Garden Village, Brook Hill, Northgate Manor, Spanish Gardens, Conifer Village and Village Green, the "1994 Communities") acquired from August 4, 1994 to December 31, 1994. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1995.

    For the year ended December 31, 1995, operating income increased by $1,076,000 when compared to the year ended December 31, 1994. The increase was primarily attributable to the following factors: an increase in rental income of $9,184,000, and an increase in other income of $1,180,000. These changes were partially offset by an increase in operating and maintenance expense of $4,315,000, an increase in general and administrative expense of $393,000, an increase in interest expense of $1,696,000 and an increase in depreciation and amortization of $2,649,000.

       For the year ended December 31, 1995 and 1994, the Company incurred prepayment penalties of $1,390,000 and $2,763,000 on the paydown of certain debt instruments. These penalties have been accounted for as extraordinary items.

    Of the $9,184,000 increase in rental income, $6,178,000 is attributable to the 1994 Communities and $2,655,000 is attributable to the 1995 Communities. The balance of this increase, which is from the Original Properties, was due primarily to an increase of 2.9% in weighted average rental rates, offset by a decrease in occupancy from 94.7% to 93.5% Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, increased in 1995 by $224,000. Of this increase, $150,000 is attributable to the acquired communities. The balance represents the change to the Original Properties, in addition to the net results for properties accounted for on the equity method.

    Other income increased in 1995 by $956,000. Of this increase, $430,000 is from development fee income from four joint ventures, $382,000 is from increased interest income, $86,000 is from increased management fees from residential properties and $58,000 is from other miscellaneous increases. Of the large increase in interest income, $230,000 is from a construction loan outstanding to College Greene Rental Associates, L.P. This advance was repaid in February, 1996.

    Of the $4,315,000 increase in operating and maintenance expenses, $3,101,000 is attributable to the 1994 Communities and $1,529,000 is attributable to the 1995 Communities. The balance for the Original
    Properties, or ($315,000), represents a 3.0% decrease over 1994.    The
    two main areas of savings were in real estate taxes ($236,000) and utilities ($69,000). The tax savings were a result of management's successful efforts in getting assessments reduced at various properties. The utility savings were from a combination of an unusually severe winter experienced in the first quarter of 1994 compared to an extraordinarily mild winter in the first quarter of 1995.

    The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the Original Properties was 48.7%, 50.8% and 50.5% for 1995, 1994 and 1993
    respectively. This ratio was 46.9% and 41.8% for the 1994 Communities for 1995 and 1994 respectively. The change from 1994 to 1995 was the result of increased personnel, maintenance and advertising costs incurred as management repositioned these properties. Compared to last year at this time, our current staffing, the occupancy levels, the resident profiles and the physical condition of these properties is significantly improved. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in New York State and the practice in its market of typically including heating expenses in base rent.

    General and administrative expenses increased in 1995 by $393,000, or 49% from $807,000 in 1994 to $1,200,000 in 1995. Of this increase,
    $131,000 was due primarily to costs associated with becoming a public company for a full year versus five months in 1994. The balance, representing a 32% increase, was due primarily to increased payroll and payroll expense of $165,000 (mostly from new positions), increased travel of $29,000 and increased legal and accounting of $33,000. These increases occurred during a period when the weighted average portfolio of apartment units owned (including joint ventures) increased by 61%.

    Interest expense increased in 1995 by $1,696,000 as a result of the acquisition of the 1995 Communities and full year interest expense for the 1994 Communities. The 1995 Communities, costing in excess of $25,000,000, were acquired substantially with assumed or new debt. Amortization relating to interest rate reduction agreements of $335,000 was included in interest expense during 1995.

    Comparison of year ended December 31, 1994 to year ended December 31, 1993.

    Including the IPO formation transactions, the Company acquired six apartment communities (the "1994 Communities") through December 31, 1994. The 1994 Communities are presented in the Consolidated and Combined Financial Statements of the Company from the dates of their acquisition. The inclusion of these 1994 Communities generally accounted for the significant changes in operating results for the year ended December 31, 1994.

    For the year ended December 31, 1994, operating income increased by $1,627,000 when compared to the year ended December 31, 1993. The increase was primarily attributable to the following factors: an increase in rental income of $3,332,000, an increase in other income of $598,000 and a decrease in interest expense of $628,000. These changes were partially offset by an increase in operating and maintenance expense of $1,561,000, an increase in general and administrative expense of $127,000 and an increase in depreciation and amortization of $1,204,000.

    Of the $3,332,000 increase in rental income, $2,719,000 is attributable to the 1994 Communities. The balance of this increase, which is from the Original Properties, was due primarily to an increase of 3.4% in weighted average rental rates, offset by a slight decrease in occupancy from 94.9% to 94.7%.

    Other income increased in 1994 by $428,000. Of this increase, $264,000 is from development fee income from two joint ventures, $74,000 is from increased interest income, $42,000 is from increased management fees from residential properties and $48,000 is from other miscellaneous increases.

    Of the $1,561,000 increase in operating and maintenance expenses, $1,164,000 is attributable to the 1994 Communities. The balance for the Original Properties represents a 4.0% increase over 1993. Increased expenses included extraordinary heating and snow removal costs experienced in the first quarter of 1994, increased advertising costs which allowed the Company to rebuild and sustain higher occupancy levels after the unusually severe winter weather improved, and increased repair and maintenance costs incurred as the standards for physical quality and service excellence were raised at several of the communities.

    General and administrative expenses increased in 1994 by $127,000. Of this increase, $82,000 was due primarily to costs associated with becoming a public company effective August 4, 1994.

    Interest expense decreased in 1994 by $628,000 as a result of the IPO transactions which included prepaying approximately $29.6 million of mortgage indebtedness, reduced interest rates on $21.9 million of remaining debt, and adding $3.3 million of mortgage debt assumed as well as $2.6 million drawn on the line of credit at the IPO closing. During the fourth quarter of 1994, $18.6 million of indebtedness was added related to the new 1994 Communities and other corporate uses. These fourth quarter transactions added $142,000 in interest expense. The Company entered into interest rate reduction agreements during 1994 on three loan facilities. Amortization relating to these agreements of $137,000 was included in interest expense during 1994.

    Liquidity and Capital Resources

    The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayments.

    The Company has an unsecured line of credit of $15 million, with an available balance of $10.5 million at December 31, 1995. Borrowings under the line bear interest at 1.9% over the one-month LIBOR rate. The line of credit expires on August 22, 1996. The Company intends on either renewing the line for another year or establishing a new line with a different institution.

    In October of 1995, the Company completed three refinancing transactions which reduced the weighted average rate of interest on its mortgage debt from 8.1% to 7.6% and extended the weighted average maturity of such indebtedness from 7.1 years to 8.8 years. The line of credit is now the only form of variable rate debt, representing 5% of outstanding debt at December 31, 1995. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

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

    Capital Improvements.

    Total capital improvement expenditures increased from $2,871,000 in 1994 to $8,179,000 in 1995. Of the $5,308,000 increase, $1,567,000 is attributable to the 1995 Communities and $2,791,000 is attributable to the 1994 Communities. The balance of $950,000 is allocated between the Original Properties of $799,000 and $115,000 for corporate expenditures on computer hardware.

    Recurring, non-revenue enhancing capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Funding for these capital replacements are provided by cash flows from operating activities. The Company estimates that approximately $300 per unit is spent on capital replacements in a normal year to maintain the condition of its properties.

    In 1995, an additional $3,575,000 in capital expenditures were incurred to fund non-recurring, revenue enhancing upgrades, including the following: construction of two new community centers; conversion of one property from radiant to gas heat; the addition of new windows and exterior siding to an entire community; construction of new garages; and the modernization of numerous kitchens and bathrooms. In addition, over $2,000,000 in substantial rehabilitations was incurred on acquisition properties as part of management's acquisition and repositioning strategies. The pace of capital replacements was accelerated to improve the overall competitive condition of the properties. Funding for these capital improvements were provided by the line of credit and other credit facilities.

    Recent Accounting Developments

    In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("FAS 121"). FAS 121 established accounting standards for the impairment of long lived assets and is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt this statement prospectively. The impact of this new standard is not expected to have a material impact on the Company's financial condition or results of operations.

    In October, 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. The Company has not yet decided which method to adopt as permitted under FAS 123.

    Inflation

    Substantially all of the leases at the communities are for a term of one year or less, which enables the Company to seek increased rents upon renewal of existing leases or commencement of new leases. These short term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

Item 8. Financial Statements and Supplemental Data

    The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

         PART III

Item 10. Directors and Executive Officers of the Registrant Directors

     The Board of Directors (the "Board") currently consists of ten members. Effective with the consummation of the Conifer Transaction, the Board increased its number from 9 to 10 and elected Richard J. Crossed as a director to serve until the 1996 Shareholders' Meeting. The terms for all of the directors of Home Properties expire at that Shareholders' Meeting.

     The information sets forth, as of February 26, 1996, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

                                         Year First
     Name of Director         Age      Elected Director
     Burton S. August, Sr.    80       1994
     William Balderston, III  68       1994
     Richard J. Crossed       56       1996
     Leonard F. Helbig, III   50       1994
     Roger W. Kober           62       1994
     Nelson B. Leenhouts      60       1993
     Norman Leenhouts         60       1993
     Clifford W. Smith, Jr.   49       1994
     Paul L. Smith            60       1994
     Amy L. Tait              37       1993

     Burton S. August, Sr. has been a director of the Company since August, 1994. Mr. August is currently a director of Monro Muffler Brake, Inc., a publicly traded company where Mr. August served as Vice President from 1969 until he retired in 1980. Mr. August is also a trustee emeritus of Rochester Institute of Technology, a trustee of Strong Museum and a trustee of the Otetiana Council Boy Scouts of America.

     William Balderston, III has been a director of the Company since August, 1994. From 1991 to the end of 1993, he was an Executive Vice President of The Chase Manhattan Bank, N.A. From 1986 to 1991, he was President and Chief Executive Officer of Chase Lincoln First Bank, N.A., which was merged into The Chase Manhattan Bank, N.A. He is a director of Bausch & Lomb Incorporated and Rochester Gas and Electric Corporation, as well as a Trustee of the University of Rochester. Mr. Balderston is a graduate of Dartmouth College.

     Richard J. Crossed has served as a director of the Company and as a director, President and Chief Executive Officer of Conifer Realty since January 1, 1996. He has served as President and Chief Executive Officer of Conifer from 1985. Prior to becoming President of Conifer, he served as Director of Development for Conifer. Mr. Crossed is a director of St. Joseph's Villa and is active in many housing organizations. He has served on the New York State Housing Turnkey Task Force and New York State Low Income Housing Tax Credit Task Force. Mr. Crossed is a graduate of Bellarmine College.

     Leonard F. Helbig, III has been a director of the Company since August, 1994. Mr. Helbig has served as Executive Managing Director of the Financial Services Group and a Director of Cushman & Wakefield since 1984. He joined Cushman & Wakefield in 1980 and is also a member of that firm's Executive and National Management Committees. Mr. Helbig is a member of the Urban Land Institute, the Pension Real Estate Association and the International Council of Shopping Centers. Mr. Helbig is a graduate of LaSalle University and holds MAI and SRPA appraisal qualifications of the American Institute of Real Estate Appraisers.

     Roger W. Kober has been a director of the Company since August, 1994. Mr. Kober is the Chairman of the Board, President and Chief Executive Officer of Rochester Gas and Electric Corporation where he has been employed since 1965. He is also a member of the Board of Trustees of Rochester Institute of Technology and a director of the Association of Edison Illuminating Companies, the Edison Electric Institute, the Chase Upstate Advisory Council, Genesee Hospital, the Greater Rochester Metro Chamber of Commerce, the United Way of Greater Rochester, Inc. and other civic and professional organizations. Mr. Kober is a graduate of Clarkson College and holds a Masters Degree in Engineering from Rochester Institute of Technology.

     Nelson B. Leenhouts has served as President and a director of the Company since its inception in 1993. He has also served as President and Chief Executive Officer of HP Management since its formation and has been a director of Conifer Realty since its formation. Nelson Leenhouts was the founder, and a co-owner, together with Norman Leenhouts, of Home Leasing, and served as President of Home Leasing from 1967. He is a director of Hauser Corporation. Nelson Leenhouts is a graduate of the University of Rochester. He is the twin brother of Norman Leenhouts.

     Norman P. Leenhouts has served as Chairman of the Board of Directors and a director of the Company since its inception in 1993. He has also served as Chairman of the Board of HP Management and as a director of Conifer Realty since their formation. Norman Leenhouts was a co-owner, together with Nelson Leenhouts, of Home Leasing and served as Chairman of Home Leasing from 1971. He is a director of Hauser Corporation and Rochester Downtown Development Corporation. He also serves as a trustee of Roberts Wesleyan College and the University of Rochester. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

     Clifford W. Smith, Jr. has been a director of the Company since August, 1994. Mr. Smith has been the Clarey Professor of Finance of the William E. Simon Graduate School of Business Administration of the University of Rochester since 1988. He has written numerous books, monographs, articles and papers on a variety of financial, capital markets, risk management and accounting topics and has held a variety of editorial positions on a number of journals. Mr. Smith is a graduate of Emory University and holds a Doctor of Economics from the University of North Carolina at Chapel Hill.

     Paul L. Smith has been a director of the Company since August, 1994. Mr. Smith was a director, Senior Vice President and the Chief Financial Officer of the Eastman Kodak Company from 1983 until he retired in 1993. He is currently a director of Rochester General Hospital and GeVa Theatre and is Chairman of the Board of Trustees of the George Eastman House. Mr. Smith is a graduate of Ohio Wesleyan University and holds an MBA Degree in finance from Northwestern University.

     Amy L. Tait has served as Executive Vice President and a director of the Company since its inception in 1993. She has also served as a director of HP Management since its formation. Mrs. Tait joined Home Leasing in 1983 and has had several positions, including Senior and Executive Vice President and Chief Operating Officer. She currently serves on the M & T Bank Advisory Board and the boards of the United Way of Rochester and GeVa Theatre. Mrs. Tait is a graduate of Princeton University and holds a Masters Degree in Business Administration from the William E. Simon Graduate School of Business Administration of the University of Rochester. She is the daughter of Norman Leenhouts.

     See Item X in Part I hereof for information regarding executive officers of the Company.

     Compliance with Section 16(a) of the Securities Act of 1934. Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all
     Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1995, except as described in the next sentence, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied. A filing on Form 4 with respect to the acquisition by director Paul L. Smith of 1,000 shares of the Company's Common Stock was filed during the month following that acquisition, but not by the tenth day of that month.

Item 11. Executive Compensation

     The Company was formed in 1993 but did not pay any compensation to its executive officers during 1993. The following table sets forth the cash compensation paid during 1994 and 1995 to the Company's Co-Chief Executive Officers. Except for the Co-Chief Executive Officers, no executive officer or other employee's annual salary and bonus exceeded $100,000 on an annualized basis during the fiscal years ending December 31, 1994 and December 31, 1995.

                        Summary Compensation Table
                                                          Long-Term
                                                          Compensation
                                                          Awards
                             Annual Compensation          Shares
                                                          Underlying
      Name            Year      Salary     Earned Bonus   Options
Norman P. Leenhouts   1994(1)   $ 50,000   $14,556        88,000
Chairman & Co-CEO     1995       132,000         0             0

Nelson B. Leenhouts   1994(1)   $ 50,000   $14,566        88,000
President & Co-CEO    1995       132,000         0             0

(1) Amounts reported reflect actual base salary earned during the Company's period of operations from August 4, 1994 through December 31, 1994.
    The annual base salary of each of Norman and Nelson Leenhouts for 1994 was $120,000.

    Option Grants in Fiscal Year 1995

    No stock options or stock appreciation rights were granted with respect to fiscal year ended December 31, 1995 to the Company's Co-Chief Executive Officers.

    Option Exercises

    No options were exercised in 1995. The following table sets forth the value of options held at the end of 1995 by the Company's Co-Chief Executive Officers.

          Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values(1)

                                  Number of Shares              Value of Unexercised
           Number of              Underlying Unexercised        in the Money Options
           Shares                 Options at Fiscal Year-End    at Fiscal-Year End(2)
           Acquired On  Value
Name       Exercise     Realized  Exercisable  Unexercisable    Exercisable  Unexercisable
Norman P.
Leenhouts  0            0         88,000       0                0            0
Nelson B.
Leenhouts  0            0         88,000       0                0            0

    (1)  Stock Appreciation Rights were not granted in 1995.
    (2)  Based on the last reported sale price of the Common
         Stock on the NYSE on December 29, 1995 of $17.125 less the per Share exercise price of $19.00.

     Employment Agreements

     Each of Norman and Nelson Leenhouts entered into an employment agreement with the Company providing for an initial term of five years commencing August 4, 1994. The agreements provide for the employment of Norman P. Leenhouts as Chairman of the Board and Co-Chief Executive Officer of the Company at an annual base salary of $120,000 and Nelson
     B. Leenhouts as President and CoChief Executive Officer of the Company and President and Chief Executive Officer of HP Management at an annual base salary of $120,000. The base salaries under each employment agreement automatically increase by 10% each year starting January 1, 1995. Although their employment agreements provide for a specific formula for the payment of incentive compensation to each of Norman and Nelson Leenhouts, they have voluntarily agreed to waive application of that formula and instead receive incentive compensation pursuant to the Company's Incentive Compensation Plan as it may be revised by the Compensation Committee from time to time. The employment agreements also provide that if employment is terminated by the Company or not renewed without cause, or terminated by the executive for good reason at any time, then the executive is entitled to receive a severance payment equal to the executive's annual base salary and incentive compensation for the preceding year multiplied by two or the number of years remaining of the initial term, whichever is greater.

     Pursuant to their respective employment agreements with the Company, Norman and Nelson Leenhouts are each subject to a covenant not to compete with the Company during the term of his employment and, if either is terminated by the Company for cause or resigns without good reason, for two years thereafter. The covenants prohibit Norman and Nelson Leenhouts from participating in the management, operation or control of any multifamily residential business which is competitive with the business of the Company, except that they, individually and through Home Leasing and its affiliates, may continue to own and develop the properties managed by HP Management. The Leenhoutses have also agreed that any commercial property which may be developed by them will be managed by HP Management subject to the approval of the outside members of the Board of Directors.

     Richard J. Crossed has also entered in an Employment Agreement with the Company, effective January 1, 1996. The terms of that agreement are substantially the same in all respects as the employment agreements entered into by Norman and Nelson Leenhouts as described above. The initial term is for five years and identical termination provisions are provided. In his employment agreement, Mr. Crossed has agreed not to compete with the Company during the term of his employment and, if he is terminated by the Company for cause or resigns without good reason, for three years thereafter. Subject to shareholder approval as to the increase in the number of shares available for issuance pursuant to the Company's Stock Purchase Plan, Mr. Crossed's employment agreement also provides for the issuance to him of immediately exercisable options to purchase 88,000 shares of common stock of the Company at $19.00 per share pursuant to the Plan.

     Incentive Compensation Plan

     The Company's incentive compensation plan (the "Incentive Plan") for officers and key employees of the Company was amended for 1995 to provide that eligible officers and key employees may earn a cash bonus ranging from 0% to 125% of base salary based on increases in the Company's Funds from Operations per Share ("FFO") over $1.95. Depending on the level of each employee's responsibility within the Company, cash bonuses for attaining the increases ranged from 3/4% to 10% of base compensation for each 1% increase in FFO, a portion of which was payable in the discretion of the Compensation Committee of the Board of Directors. Norman and Nelson Leenhoutses' bonus was based on 10% of base compensation for each 1% increase in FFO. No cash bonuses were payable under the Incentive Plan unless the increase in FFO, after giving effect to the bonuses, was equal to or greater than 4%. While a small bonus pool was available under the Plan for 1995, management voluntarily waived payment of any bonuses.

     For 1996, the Incentive Plan has been further revised to provide that eligible officers and key employees are entitled to receive incentive compensation ranging from 5% to 50% of their base salary based on the Company's growth in FFO. The 1996 Incentive Plan provides for a bonus pool to be established as follows:

                                Percent of Growth
     Growth in FFO/Share        Contributed to Bonus Pool
     First 2%                    0%
     Next 1%                    20%
     Next 1%                    30%
     Next 1%                    40%
     Growth over 5%             50%

     A factor is applied to each eligible participant's salary, ranging from 1% to 10%, to determine the split of the bonus pool. The factor applied to the salaries of Norman and Nelson Leenhouts, Richard Crossed and Amy Tait is 10%, with the maximum bonus payable to them being 50% of their base salary.

     Compensation of Directors

     In 1995, the Company paid its directors who are not employees of the Company annual compensation of $8,000 plus $1,000 per day for attendance (in person or by telephone) at Board and committee meetings. Effective January 1, 1996, the annual director stipend was increased to $9,000 per year. Directors of the Company who are employees of the Company will not receive any compensation for their services as directors. In addition, all directors will be reimbursed for their expenses incurred in attending directors' meetings.
     Pursuant to the Company's Stock Benefit Plan, each director who is not an employee of the Company was automatically granted options to purchase 3,000 shares of Common Stock upon such director's initial election to the Board of Directors and will be granted an additional 3,000 shares immediately following the annual meeting of stockholders in each of 1995 and 1996. The exercise price for the additional options is equal to the fair market value of the Company's Common Stock on the date of grant. The options granted in 1995 have an option price of $17.875 per share.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During the fiscal year 1995, the Compensation Committee was comprised of Burton S. August, Sr., William Balderston, III and Clifford W. Smith, Jr. None of them have ever been an officer of the Company or any of its subsidiaries; however, Mr. August had an interest in a transaction consummated in January, 1996 because he and members of his immediate family had interests in a limited partnership that merged into the Operating Partnership as part of the Conifer Transaction. In connection with such merger, Mr. August received 4,246 Units in the Operating Partnership as merger consideration for limited partnership interests and his immediate family members received 5,404 Units in the Operating Partnership as merger consideration.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 26, 1996 regarding the beneficial ownership of shares of Common Stock by: (i) directors, nominees and certain executive officers of Home Properties; and
(ii) directors, nominees and executive officers of Home Properties as a group, and (iii) each person known by the Company to be the beneficial owner of more than a 5% interest in the Company. The table also includes information relating to the number and percentage of shares of Common Stock and partnership units of the Operating Partnership ("Units") beneficially owned by the persons included in (i) and (ii) above (such Units are exchangeable into shares, or cash at the election of the independent directors of the Company, beginning on August 4, 1995). In preparing this table, the Company has relied on information supplied by its officers, directors, nominees and certain stockholders, and upon information contained in filings with the SEC.

Name and Address of      Number of      Percentage of  Number of               Percentage of
Beneficial Owner         Shares         Outstanding    Shares/Units            Shares/Units
                         Beneficially   Shares         Owned
                         Owned
Norman P. Leenhouts       89,001(1)     1.6%(2)          358,161(1)(3)          6.2%(4)
850 Clinton Square
Rochester, NY 14604

Nelson B. Leenhouts       88,101(1)     1.6%(2)          357,013(1)(3)          6.2%(4)
850 Clinton Square
Rochester, NY 14604

Richard J. Crossed         1,500(5)     *                193,872(6)             3.5%(4)
850 Clinton Square
Rochester, NY 14604

Amy L. Tait               20,402(7)     *                 34,215                *
850 Clinton Square
Rochester, NY 14604

Burton S. August, Sr.     24,500(8)(9)  *                 34,150                *

William Balderston, III    7,500(8)     *                  7,500(8)             *

Leonard Helbig, III        7,000(8)     *                  7,000(8)             *

Roger W. Kober             7,000(8)     *                  7,000(8)             *

Clifford W. Smith, Jr.    10,500(8)     *                 10,500(8)             *

Paul L. Smith              8,000(8)     *                  8,000(8)             *

All executive officers
and directors as a
group (12 persons)       269,506(10)    4.8%(11)       1,029,221(3)(6)(7)(10)  15.0%(12)

Name and Address of Beneficial Owner   Number of Shares     Percentage of
                                       Beneficially Owned   Outstanding Shares
FMR Corp.                              409,300(13)          7.57%
82 Devonshire Street
Boston, MA 02109

Wellington Management Co.              529,300 (14)         9.79%
75 State Street
Boston, MA 02109

Vanguard/Wellsley Income Funds, Inc.   529,300(14)          9.79%
Valley Forge, PA 19482

Miller Anderson & Sherrerd, LLP        518,400(15)          9.59%
One Tower Bridge
West Conshohocken, PA 19428

The Chase Manhattan Corporation        283,400(16)          5.268%
One Chase Manhattan Plaza
New York, NY 10081

*    Less than 1%.
(1) Includes 88,000 shares which may be acquired upon the exercise of currently exercisable options by each of Norman and Nelson Leenhouts.
(2) Assumes that all options included with respect to the person have been exercised. The total number of shares outstanding used in calculating the percentage assumes that none of the options held by any other person have been exercised.
(3) Includes Units owned by Home Leasing and Leenhouts Ventures. Norman Leenhouts and Nelson Leenhouts are each directors, officers and 50% stockholders of Home Leasing and each owns 50% of Leenhouts Ventures. Includes 50,000 Units owned by the respective spouses of each of Norman and Nelson as to which they disclaim beneficial ownership.
(4) Assumes that all options included with respect to the person have been exercised and all Units included with respect to the person have been exchanged for shares of Common Stock. The total number of shares outstanding used in calculating the percentage assumes that none of the options held by any other person have been exercised and that none of the Units held by any other person have been exchanged for shares.
(5) Does not include 88,000 shares which will be exercisable pursuant to options to be granted to Mr. Crossed upon the approval by the shareholders of an increase in the number of shares that can be issued under the Company's Stock Plan. This matter will be submitted to the shareholders at the Annual Meeting to be held on May 7, 1996.
(6) Includes Mr. Crossed's proportionate share of Units owned by Conifer and its affiliates.
(7) Includes 17,600 shares which may be acquired upon the exercise of currently exercisable options by Mrs. Tait. Amounts also include 1 share, 70 Units and 2,800 shares which may be acquired upon exercise of currently exercisable options, all of which are owned by Mrs. Tait's spouse and as to which she disclaims beneficial ownership.
     Mrs. Tait shares voting and dispositive power with respect to 2,548 Units with her spouse.
(8) Includes 6,000 shares which may be acquired upon the exercise of immediately exercisable options.
(9) Includes 12,500 shares owned by Mr. August's spouse as to which he disclaims beneficial ownership. Units includes 5,404 Units owned by immediate family members of Mr. August as to which he disclaims beneficial ownership.

(10) Includes 238,400 shares which may be acquired upon the exercise of immediately exercisable options.
(11) Assumes that all options included with respect to all listed persons have been exercised.
(12) Assumes that all options included with respect to all listed persons have been exercised and that all Units included with respect to all listed persons have been exchanged for shares of Common Stock.
(13) Based on a report on Schedule 13G, dated February 14, 1996, filed jointly on behalf of FMR Corp., Edward C. Johnson 3d and Fidelity Management and Research Company and reflecting sole voting power with respect to 9,300 shares and sole dispositive power with respect to 409,300 shares.
(14) Based on a report on Schedule 13G, dated February 9, 1996, reflecting that Wellington Management Company has shared dispositive power with respect to these shares. A report on Schedule 13G, dated February 14, 1996 filed by Vanguard/Wellsley Income Fund, Inc. indicates that Vanguard/Wellsley Income Fund, Inc. has sole voting power and shared dispositive power with respect to these shares.
(15) Based on a report on Schedule 13G, dated February 12, 1995, reflecting that Miller Anderson & Sherrerd has sole voting power with respect to 505,400 shares and sole dispositive power with respect to 518,400 shares.
(16) Based on a report on Schedule 13G, dated February 14, 1996, reflecting that The Chase Manhattan Bank, N.A has sole voting power with respect to 38,500 shares and shared dispositive power with respect to 283,400 shares.

Item 13.  Certain Relationships and Related Transactions

Certain directors and an executive officer of the Company (or entities controlled by them) had direct and indirect interests in certain transactions associated with the Conifer Transaction. In particular, the following persons received Units in connection with the Conifer Transaction and certain indebtedness to such persons was or will be repaid by the Company.

Name                            Units Received      Indebtedness Repaid
Burton S. August, Sr.             4,246                      0

Immediate family members of       5,404                      0
  Burton S. August, Sr.

Richard J. Crossed               68,021                      0(1)

Conifer Development, Inc.(1)     20,738             $1,433,190

C.O.F., Inc. (2)                285,403                      0

Tamarack II Associates (3)        2,027                      0

(1)  Richard J. Crossed owns a 40.6% interest in Conifer Development, Inc.

(2)  Formerly Conifer Realty, Inc.   Richard J. Crossed owns a 40.6%
     interest in C.O.F., Inc.

(3)  Conifer Development, Inc. owns a 5% interest in Tamarack II
     Associates.

Home Leasing, in connection with the initial formation of the Company, assigned to HP Management certain management contracts between it and certain entities of which it is a general partner. As a general partner of those entities, Home Leasing Corporation (and, indirectly, Norman and Nelson Leenhouts) has an ongoing interest in such management contracts.

Conifer, in connection with the Conifer Transactions, assigned to the Company and Conifer Realty certain management contracts between it and certain entities of which it is the general partner. As a general partner, Conifer (and indirectly, Richard J. Crossed) has an ongoing interest in such management agreements. Also, in connection with the Conifer Transaction, certain guarantees given by Conifer and Richard J. Crossed, in the approximate amount of $4.7 million, were or are to be replaced or supplemented by guarantees by the Company.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  1 and 3.  Financial Statements and Schedules

          The financial statements
          and schedules listed below are filed as part of this annual report on the pages indicated.

        HOME PROPERTIES OF NEW YORK, INC. AND THE ORIGINAL PROPERTIES
               Consolidated and Combined Financial Statements

                                                           Page
     Report of Independent Accountants                     F-2
     Consolidated Balance Sheets
       as of December 31, 1995 & 1994                      F-3
     Consolidated and Combined Statements of
       Operations for the Year Ended
       December 31, 1995, for the Period from
       August 4, 1994 through December 31, 1994,
       for the Period from January 1, 1994 through
       August 3, 1994 and for the Year Ended
       December 31, 1993                                   F-4
     Consolidated and Combined Statements of
       Stockholders' Equity/Owners Deficit
       for the Year Ended December 31, 1995, for
       the Period from August 4, 1994 through
       December 31, 1994, for the Period from
       January 1, 1994 through August 3, 1994 and
       for the Year Ended December 31, 1993                F-5
     Consolidated and Combined Statements of
       Cash Flows for the Year Ended December 31,
       1995, for the Period from August 4, 1994
       through December 31, 1994, for the Period
       from January 1, 1994 through August 3, 1994
       and for the Year Ended December 31, 1993            F-6
     Notes to the Consolidated and Combined
       Financial Statements                                F-7
     Schedule III:
       Real Estate and Accumulated Depreciation            F-21

Exhibit                       Exhibit
Number

3.1    Articles of Incorporation of Home Properties of New York, Inc.

3.2    Articles of Amendment and Restatement of Articles of Incorporation of
       Home Properties of New York, Inc.

3.3    Amended and Restated By-Laws of Home Properties of New York, Inc.

4.1    Form of certificate representing Shares of Common Stock.

4.2 Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of longterm debt of it or its subsidiaries with the Commission upon request.

4.3    Credit Agreement between Manufacturers and Traders Trust Company, Home
       Properties of New York, L.P. and Home Properties of New York, Inc.

4.4    Amendment Agreement between Manufacturers and Traders Trust Company,
       Home Properties of New York, L.P. and Home Properties of New York,
       Inc. amending the Credit Agreement.

4.5    Mortgage Spreader, Consolidation and Modification Agreement between
       Manufacturers and Traders Trust Company and Home Properties of New
       York, L.P., together with form of Mortgage, Assignment of Leases and Rents and Security Agreement incorporated therein by reference.

4.6    Mortgage Note made by Home Properties of New York, L.P. payable to
       Manufacturers and Traders Trust Company in the principal amount of $12,298,000.

4.7    Demand Grid Note, dated August 22, 1995, from the Operating
       Partnership to Manufacturers and Traders Trust Company in the maximum principal amount of $15,000,000.

4.8    Spreader, Consolidation, Modification and Extension Agreement between
       Home Properties of New York, L.P. and John Hancock Mutual Life
       Insurance Company, dated as of October 26, 1995, relating to indebtedness in the principal amount of $20,500,000.

10.1   Agreement of Limited Partnership of Home Properties of New York, L.P.

10.2   Amended and Restated Agreement of Limited Partnership of Home
       Properties of New York, L.P.

10.3   Amendments No. One through Eight to the Agreement of Limited
       Partnership of Home Properties of New York, L.P.

10.4   Articles of Incorporation of Home Properties Management, Inc.

10.5   By-Laws of Home Properties Management, Inc.

10.6   Articles of Incorporation of Conifer Realty Corporation.

10.7   By-Laws of Conifer Realty Corporation.

10.8   Employment Agreement between Home Properties of New York, L.P. and
       Norman P. Leenhouts.

10.9   Employment Agreement between Home Properties of New York, L.P. and
       Nelson B. Leenhouts.

10.10  Employment Agreement between Home Properties of New York, L.P.
       and Richard J. Crossed.

10.11  Indemnification Agreement between Home Properties of New York,
       Inc. and certain officers and directors.

10.12  Indemnification Agreement between Home Properties of New York,
       Inc. and Richard J. Crossed.

10.13  Home Properties of New York, Inc. 1994 Stock Benefit Plan.

10.14  Registration Rights Agreement among Home Properties of New York,
       Inc., Home Leasing Corporation, Leenhouts Ventures, Norman P.
       Leenhouts, Nelson B. Leenhouts, Amy L. Tait, David P. Gardner, Ann M.
       McCormick, William E. Beach, Paul O'Leary, Richard J. Struzzi, Robert
       C. Tait, Timothy A. Florczak and Laurie Tones.

10.15  Lockup Agreements by Home Properties of New York, Inc. and
       Conifer Realty, Inc., Conifer Development, Inc., Richard J. Crossed,
       Peter J. Obourn and John F. Fennessey.

10.16  Contribution Agreement between Home Properties of New York, L.P.
       and Conifer Realty, Inc., Conifer Development, Inc., Richard J.
       Crossed, Peter J. Obourn and John H. Fennessey.

10.17  Amendment to Contribution Agreement between Home Properties of
       New York, L.P. and Conifer Realty, Inc., Conifer Development, Inc.,
       Richard J. Crossed, Peter J. Obourn and John H. Fennessey.

10.18  Agreement of Operating Sublease, dated October 1, 1986, among
       KAM, Inc., Morris Massry and Raintree Island Associates, as amended by
       Letter Agreement Supplementing Operating Sublease dated October 1,
       1986.

10.19  First Amended and Restated Incentive Compensation Plan of Home
       Properties of New York, Inc.

10.20  Second Amended and Restated Incentive Compensation Plan of Home
       Properties of New York, Inc.

10.21  Indemnification and Pledge Agreement between Home Properties of
       New York, L.P. and Conifer Realty, Inc., Conifer Development, Inc.,
       Richard J. Crossed, Peter J. Obourn and John H. Fennessey.

21     List of Subsidiaries of Home Properties of New York, Inc.

23     Consent of Coopers & Lybrand, LLP

A report was filed on Form 8-K, dated September 14, 1995 reporting the execution of the Contribution Agreement relating to the Conifer
Transaction. A subsequent Form 8-K, dated January 9, 1996 was filed to report the closing of the Conifer Transaction as well as the acquisition of two vacant parcels of land. Simultaneously with the filing of the report on Form 10-K, the Company in filing a report on Form 8-K/A, dated March 14, 1995, that includes the following financial statements:

* Audited statements of net assets acquired of Conifer Corporation and Subsidiaires as of March 31, 1995 and 1994 and the related statements of acquired operations for the years then ended.

* Audited combined statement of revenues and certain expenses of the Conifer Acquisition Proprty for the year ended December 31, 1995.

* Pro forma condensed consolidated balance sheet of the Company as of December 31, 1995 and related notes (unaudited).

* Pro forma consolidated statement of operations of the Company for the year ended December 31, 1995 and related notes (unaudited).

A Form 8-K/A, dated November 10, 1995, was filed and included the following financial statements:

* Audited Statement of Revenues and Certain Expenses for Idylwood
  Apartments for the year ended December 31, 1994.

* Pro Forma Condensed Consolidated Balance Sheet for Home Properties of New
  York, Inc. (as if the Company had purchased the Idylwood Apartments on 6/30/95) as of June 30, 1995 (unaudited).

* Pro Forma Consolidated and Combined Statement of Operations for Home
  Properties of New York, Inc. (as if the Company had purchased the Idylwood
  Apartments on 1/1/94) for the six months ended June 30, 1995 (unaudited) and for the year ended December 31, 1994 (unaudited).

     (c)  Exhibits

          See Item 14(a)(3) above.

     (d) Financial Statement Schedules

         See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       HOME PROPERTIES OF NEW YORK, INC.
                       (Registrant)

                       Date:     September 5, 1996

                       By:       /s/ Norman P. Leenhouts
                                 Norman P. Leenhouts
                                 Chairman of the Board
                                 Co-Chief Executive Officer and Director


                       HOME PROPERTIES OF NEW YORK, INC.
                         AND THE ORIGINAL PROPERTIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
          Report of Independent Accountants                               F-2

          Consolidated Balance Sheets as of
            December 31, 1995 and 1994                                    F-3

          Consolidated and Combined Statements of Operations
            for the Year Ended December 31, 1995, for the
            Period From August 4, 1994 through December 31,
            1994, for the Period From January 1, 1994 through
            August 3, 1994 and for the Year Ended December 31,
            1993                                                          F-4

           Consolidated and Combined Statements of
             Stockholders' Equity/Owners' Deficit
             for the Year Ended December 31, 1995, for the
             Period From August 4, 1994 through December 31,
             1994, for the Period From January 1, 1994 through
             August 3, 1994 and for the Year Ended December 31,
             1993                                                         F-5

           Consolidated and Combined Statements of Cash Flows
             for the Year Ended December 31, 1995, for the
             Period From August 4, 1994 through December 31,
             1994, for the Period From January 1, 1994 through
             August 3, 1994 and for the Year Ended December 31, 1993      F-6

          Notes to Consolidated and Combined Financial Statements         F-7

          Schedule III:
            Real Estate and Accumulated Depreciation                      F-21

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Home Properties of New York, Inc.

We have audited the accompanying consolidated and combined financial statements and the financial statement schedule of Home Properties of New York, Inc. and the Original Properties listed in Item 14(a) of this Form 10-
K. These financial statements and the financial statement schedule are the responsibility of the Home Properties of New York, Inc. and the Original Properties' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Properties of New York, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the year ended December 31, 1995 and the period from August 4, 1994 through December 31, 1994, and the combined results of operations and cash flows of the Original Properties for the period from January 1, 1994 through August 3, 1994 and the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Rochester, New York
February 1, 1996

                     HOME PROPERTIES OF NEW YORK, INC.

                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 and 1994
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       1995           1994
ASSETS
Real estate:
  Land                                                 $  7,065       $  6,041
  Buildings, improvements and equipment                 191,138        156,950
                                                        198,203        162,991
  Less:  accumulated depreciation                      ( 32,258)      ( 25,759)
        Real estate, net                                165,945        137,232

Cash and cash equivalents                                   812          1,635
Cash in escrows                                           3,754          3,950
Advances to affiliates                                    5,097          1,344
Deferred charges and other assets                         5,854          4,548
        Total assets                                   $181,462       $148,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                 $ 86,149       $ 52,643
Notes payable                                               470            173
Line of Credit                                            4,500              -
Accounts payable                                          1,657          1,649
Accrued interest payable                                    383            340
Accrued expenses and other liabilities                    1,882          1,509
Security deposits                                         1,902          1,476
        Total liabilities                                96,943         57,790

Minority interest                                         8,739          8,978

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                      -              -
   Common stock, $.01 par value; 30,000,000
     shares authorized; 5,408,817 shares issued
     and outstanding                                         54             54
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                      -              -
  Additional paid-in capital                             83,413         83,406
   Distributions in excess of accumulated earnings     (  7,687)      (  1,519)
        Total stockholders' equity                       75,780         81,941
        Total liabilities and
          stockholders' equity                         $181,462       $148,709

The accompanying notes are an integral part of these consolidated and combined financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES

                CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                             Home Properties of NY, Inc.   Original Properties

                                 Year Ended   08/04/94    01/01/94   Year Ended
                                 December 31  Through     Through    December 31
                                 1995         12/31/94    08/03/94   1993
Revenues:
  Rental income                    $  31,705  $  10,995    $11,526     $19,189
  Property other income                1,062        423        415         668
  Other income                         1,499        464         79         115
  Property management income               -          -        834       1,448
  Equity in income from operations of
    HP Management                         35         61          -           -
        Total revenues                34,301     11,943     12,854      21,420
Expenses:
  Operating and maintenance           15,911      5,267      6,329      10,035
  Property management                      -          -        625       1,139
  General and administrative           1,200        400        407         680
  Interest                             6,105      1,346      3,063       5,037
  Depreciation and amortization        6,585      2,289      1,647       2,732
        Total expenses                29,801      9,302     12,071      19,623
Income before minority interest and
  extraordinary item                   4,500      2,641        783       1,797
Minority interest                        455        256          -           -
Income before extraordinary item       4,045      2,385        783       1,797
Extraordinary item, prepayment
  penalties, net of $141 in 1995 and
  $265 in 1994 allocated to minority
  interest                           ( 1,249)   ( 2,498)         -           -
Net income (loss)                   $  2,796    ($  113)   $   783     $ 1,797
Per share data:
  Income before extraordinary item      $.75       $.44
  Extraordinary item                   ($.23)     ($.46)
  Net income (loss)                     $.52      ($.02)
Weighted average number of
  shares outstanding               5,408,474  5,408,230

The accompanying notes are an integral part of these consolidated and combined financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES
                     CONSOLIDATED AND COMBINED STATEMENTS OF
                      STOCKHOLDERS' EQUITY/OWNERS' DEFICIT
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         Distributions  Original
                                             Additional  in Excess of   Properties
                              Common Stock   Paid-In     Accumulated    Owners'
                             Shares  Amount  Capital     Earnings       Deficit
Balance, January 1, 1993               $ -  $      -     $     -       ($2,546)
  Distributions                                                        ( 1,842)
  Net income                                                             1,797
Balance, December 31, 1993                                             ( 2,591)
  Distributions                                                        (   933)
  Net income                                                               783
Balance, August 3, 1994                                                ( 2,741)
Reclassification of Original
  Properties deficit in
  connection with formation
  of the Company                             ( 2,741)                    2,741
Initial capitalization of the
  Company and gross proceeds
  from the initial public
  offering of stock       5,408,200    54    102,698
Offering and organization costs              ( 8,986)
Acquisition of non-controlled
  interest in entities included
  in Original Properties                       1,288
Adjustment for minority interest's
 ownership of Operating Partnership
 at date of initial public offering          ( 8,857)
Proceeds from issuance of additional
  stock                         234                4
Net loss of Company                                     (     113)
Dividends paid ($.26 per share)                         (   1,406)
Balance,
  December 31, 1994       5,408,434    54     83,406    (   1,519)
Proceeds from issuance of
  additional stock              383                7
Net income of Company                                       2,796
Dividends paid
  ($1.66 per share)                                     (   8,964)
Balance,
  December 31, 1995       5,408,817    $54  $ 83,413    ($  7,687)     $     -

The accompanying notes are an integral part of these consolidated and combined financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                      Home Properties     Original Properties
                                        of NY, Inc.

                                   Year Ended   08/04/94   01/01/94  Year Ended
                                   December 31  Through    Through   December 31
                                   1995         12/31/94   08/03/94  1993
Cash flows from operating activities:
  Net income (loss)                $ 2,796       ($  113)  $   783   $1,797
  Adjustments to reconcile net income
  (loss) to net cash provided
  by operating activities:
     Extraordinary item - deferred
     loan costs                        624           412         -        -
     Equity in income of HP
     Management                    (    35)      (    61)        -        -
     Income allocated to
     minority interest                 455           256         -        -
     Extraordinary item allocated
     to minority interest          (   141)      (   265)        -        -
     Depreciation and amortization   6,914         2,426     1,647    2,732
     Changes in assets and liabilities:
       Cash in escrows                 196       ( 1,687)   (    5)  (  166)
       Deferred charges and
       other assets                ( 1,666)          325    (1,208)  (   17)
       Accounts payable and
       accrued liabilities             850           171     1,305   (  158)
         Total adjustments           7,197         1,577     1,739    2,391
         Net cash provided by
         operating activities        9,993         1,464     2,522    4,188

Cash flows used in investing activities:
   Purchase of properties, net of
   mortgage notes assumed          ( 9,402)      (68,063)        -        -
   Additions to properties         ( 8,179)      ( 1,703)   (1,168)  (1,350)
   Advances to affiliates          ( 5,683)      ( 1,344)        -        -
   Payments on advances to
   affiliates                        1,930             -         -        -
     Net cash used in investing
     activities                    (21,334)      (71,110)   (1,168)  (1,350)

 Cash flows from financing activities:
   Proceeds from sale of common stock    7       102,756         -        -
   Proceeds from mortgage and other
   notes payable                    45,292        22,496         -       13
   Payments of mortgage and other
   notes payable                   (28,429)      (42,300)   (  631)  (1,052)
   Proceeds from line of credit     17,677         5,550         -        -
   Payments on line of credit      (13,177)      ( 5,550)        -        -
   Dividends and distributions paid( 9,970)      ( 1,556)        -        -
   Payment of offering expenses          -       ( 8,986)        -        -
   Payment of interest rate reduction
   agreements                            -       ( 1,675)        -        -
   Additions to deferred loan costs(   882)      (   763)   (  120)       -
   Capital contribution to
   minority interest                     -            30         -        -
   Capital distributions                 -       (     -)   (  933)  (1,842)
     Net cash provided by (used in)
     financing activities           10,518        70,002    (1,684)  (2,881)
Net increase (decrease) in cash    (   823)          356    (  330)  (   43)
Cash and cash equivalents:
   Beginning of period               1,635         1,279     1,609    1,652
   End of period                   $   812       $ 1,635    $1,279   $1,609

Supplemental disclosure of cash flow information:
   Cash paid for interest          $ 5,739       $ 1,268    $3,054   $5,086

The accompanying notes are an integral part of these consolidated and combined financial statements.

                     HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 1   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities. On August 4, 1994, the Company completed an initial public offering ( " IPO " ) of 5,408,000 shares of common stock. Net proceeds from the IPO of approximately $94,000 were contributed to Home Properties of New York, L.P. (the " Operating Partnership " ) in exchange for units representing a 90.4% general partnership interest in the Operating Partnership. The Operating Partnership acquired all of the assets and assumed all of the liabilities of the Original Properties and in connection therewith,
     (i) issued 575,375 units, representing a 9.6% minority interest in the Operating Partnership, to insiders of Home Leasing Corporation
     ( " HLC" ); (ii) paid $30,600 in cash to the partners of the Original Properties; (iii) prepaid approximately $29,600 of the approximately $58,000 of mortgage indebtedness on the Original Properties; and (iv) acquired four residential properties (the " Acquisition Properties " ) from unaffiliated sellers for approximately $32,400 in cash and the assumption of approximately $3,300 in existing mortgage indebtedness.

     The Original Properties is not a legal entity but rather a combination of twelve entities which were wholly owned by HLC and its affiliates that were reorganized to combine HLC's interest in certain investment properties and property management operations. The entities owned 100% of each property.

     The property management, leasing and development activities for properties affiliated with HLC, which were not combined with the Original Properties, and certain other properties not affiliated with HLC, are performed by Home Properties Management, Inc. (" HP Management "). HP Management is accounted for under the equity method. HP Management issued non-voting common stock to the Operating Partnership in exchange for management contracts for commercial and development managed properties and certain other assets. This exchange entitles the Operating Partnership to receive 99% of the economic interest of HP Management. The remaining 1% economic interest and voting stock were issued to the owners of HLC.

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its 89.8% general partnership interest in the Operating Partnership. In addition, the combined financial statements of the Original Properties present the historical financial statements of the partnerships and assets acquired by the Operating Partnership on a combined basis.

     All significant intercompany balances and transactions have been eliminated in these consolidated and combined financial statements.

                   HOME PROPERTIES OF NEW YORK, INC.
                     AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate

     Real estate is recorded at the lower of cost or net realizable value. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. There was no interest capitalized in any of the periods presented. Ordinary repairs and maintenance are expensed as incurred. The Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such losses have been recognized to date.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("FAS 121"). FAS 121 established accounting standards for the impairment of long lived assets and is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt this statement prospectively. The impact of this new standard is not expected to have a material impact on the Company's financial condition or results of operations.

     Depreciation

     Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment - 5-40 years; and tenant improvements - life of related lease.

     Cash and Cash Equivalents

     For purposes of the consolidated and combined statements of cash flows, cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.

     Cash in Escrows

     Cash in escrows consists of cash restricted under the terms of various loan agreements to be used for the payment of property taxes and insurance as well as required replacement reserves and tenant security deposits for residential properties.

     Deferred Charges

     Costs relating to the financing of properties are deferred and amortized over the life of the related agreement. The straight-line method is used to amortize all financing costs. The range of the terms of the agreements are from 3-32 years. Costs related to interest rate reduction agreements on long-term debt are amortized using the interest method over the life of the related agreements.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investments in Joint Ventures

     Investments in real estate joint ventures are accounted for under the equity method.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Advertising

     Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $870, $262, $267 and $331 for the year ended December 31, 1995, for the period August 4, 1994 to December 31, 1994, for the period January 1, 1994 to August 3, 1994, and for the year ended December 31, 1993, respectively.

     Revenue Recognition

     The Operating Partnership leases its residential properties under leases with terms generally one year or less. Rental income is recognized when earned. Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, are recognized when earned.

     The Operating Partnership and HP Management receive development, construction and other fee income from joint ventures and other properties in the development phase. Each entity's share of the fee income is recognized on the percentage of completion method.

     HP Management provides property management and administrative services to certain real estate and other entities affiliated with HLC which were not combined with the Original Properties, and to properties not affiliated with HLC. In consideration for these services, HP Management receives monthly management fees generally based on a percentage of revenues or costs incurred. Management fees are recognized as revenue when they are earned.

     Income Taxes

     The Company has elected to be taxed as a real estate investment trust ( " REIT " ) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income to its shareholders and satisfies certain other requirements. Accordingly, no

                     HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     provision has been made for federal income taxes in the accompanying consolidated financial statements for the year ended December 31, 1995 and for the period from August 4, 1994 to December 31, 1994. Stockholders are taxed on dividends and must report such dividends as either ordinary income, gains, or as return of capital. The appropriate amount of each per common share for the 1995 dividend is:
     $.766-ordinary income; and $.892 return of capital.

     Prior to the formation of the Company, each partner of the Original Properties was taxed individually on such partner's share of partnership income or loss, thus no provision for federal and state income taxes was provided in the combined financial statements for the year ended December 31, 1993 or for the period from January 1, 1994 to August 3, 1994.

     Earnings Per Common Share

     Earnings (loss) per common share amounts are based on the weighted average number of common shares and common equivalent shares outstanding during the period presented. The exchange of an Operating Partnership unit for common stock will have no effect on earnings
     (loss) per common share as unitholders and stockholders effectively share equally in the net income (loss) of the Operating Partnership.

 3   DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                        December 31,
                                                     1995       1994
     Deferred financing and interest
       rate reduction agreements                     $ 3,564    $ 2,686
     Less:  accumulated amortization                 ( 1,588)   (   315)
                                                       1,976      2,371
     Prepaid expenses                                  1,936      1,371
     Other assets                                      1,942        806
                                                     $ 5,854    $ 4,548

 4   LINE OF CREDIT

     As of December 31, 1995, the Company had an unsecured line of credit of $15,000, with an available balance of $10,500. The line of credit expires on August 22, 1996. Borrowings bear interest at 1.9% over the one-month LIBOR rate. At December 31, 1995, the interest rate was 7.93%.

                       HOME PROPERTIES OF NEW YORK, INC.
                          AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 5   MORTGAGE NOTES PAYABLE

     Mortgage notes payable consist of the following:
                                               Periodic  Final
                             December 31,      Interest  Payment   Maturity
                            1995     1994      Rate      Terms(b)  Date
     Brook Hill             $ 5,089        -   7.75%     39        2002
     Conifer Village          3,170  $ 3,285   7.20%     (c)       2010
     Fairview                 4,082        -   (d)       29        2003
     Finger Lakes             4,082        -   (d)       29        2003
     Garden Village           4,790        -   7.75%     36        2002
     Harborside               5,092        -   8.92%     40        2027
     Idylwood                 9,539        -   8.625%    74        2005
     Northgate Manor              -    5,592   6.75%      -           -
     Raintree Island (a)      7,897    6,405   various   64        2020
     1600 Elmwood             5,588        -   7.75%     42        2002
     Springcreek & Meadows    3,312    3,367   (e)       23        2004
     Village Green            4,989        -   7.75%     38        2002
     Village Green 11             -    2,027   9.00%      -           -
     Village Green 12             -    3,741   9.25%      -           -
     Wedgewood Village        5,750    5,750   (f)       (f)       2001
     Wedgewood Shopping         500      500   (f)       (f)       2001
     Williamstowne Village   10,084        -   (g)       70        2002
     Williamstowne Village        -    9,700   9.13%      -           -
     Perinton, Riverton
     & Waterfalls            12,185   12,276   (h)       76        2000
                            $86,149  $52,643

     (a)     In 1986, Raintree entered into a
             sale/leaseback transaction for substantially all of the real estate and related assets of the project. Raintree received $2,000 in cash and the buyer assumed approximately $6,500 in mortgage debts resulting in a gain of approximately $1,400. The gain has been deferred and is being amortized over the 33-year lease term. The carrying amount represents the remaining leasehold liability. In 1995, the terms of the lease were changed, resulting in a non-cash transaction increasing investment in real estate and the leasehold liability by $1,719.

     (b) This amount represents the monthly payment of principal and interest.

     (c) Monthly payments of interest only with annual principal payments of $125 in 1996 increasing to $330 in 2010.

     (d) The interest rate for the period May 17, 1995 through April 30, 2000 is 7.71%; and, for the period May 1, 2000 until maturity, the rate is .5% above prime.

                      HOME PROPERTIES OF NEW YORK, INC.
                         AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 5   MORTGAGE NOTES PAYABLE (Continued)

     (e) The interest rate for the period August 4, 1994 through July 31, 1997 is 6.75%; for the period August 1, 1997 through July 31, 2000, the rate is 1.75% above the three-year US Treasury bond yield; and, for the period August 1, 2000 through July 31, 2004, the rate is .5% over prime.

     (f) The interest rate for the period August 4, 1994, through July 31, 1999, is 6%; and, for the period August 1, 1999, until maturity, the rate is fixed at 2% over the five-year US Treasury bill yield with a minimum of 7.5%. Monthly payments of interest only, with a $100 principal payment due in August 1998, and $150 payment due in August 1999, to be allocated between the apartments and shopping center.

     (g) The interest rate for the period October 27, 1995 through October 31, 2000 is 7.37%; and, for the period November 1, 2000 until maturity, the rate is .5% above prime.

     (h) The interest rate for the period August 4, 1994, through August 31, 1999, is 6.75%; and, for the period September 1, 1999, through maturity, the rate is .5% over prime.

     Principal payments on the mortgage notes payable for years subsequent to December 31, 1995, are as follows:

     1996                $   943
     1997                    997
     1998                  1,132
     1999                  1,252
     2000                 12,824
     Thereafter           69,001
                         $86,149

     The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $87,922 at December 31, 1995.

     The Company has incurred prepayment penalties on debt restructuring and are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $1,390 and $2,763 for the years ended December 31, 1995 and for the period from August 4, 1994 to December 31, 1994, respectively.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 6   NOTES PAYABLE

     Notes payable consist of the following:

                                               December 31,    Interest
                                               1995    1994    Rate
     Financial institution                     $107    $173    2.5%
     Seller financing                           363       -    7.5%
                                               $470    $173

     Principal payments on the notes payable are approximately $211 annually.

 7   TRANSACTIONS WITH AFFILIATES

     HP Management provides property management and administrative services to certain real estate and other entities affiliated with HLC which were not combined with the Original Properties and to properties not affiliated with HLC. The Company and HP Management recognized management and development fee revenue from entities affiliated with HLC which are not combined with the Original Properties of $2,017, $821, $813 and $1,228 for the year ended December 31, 1995, for the period August 4, 1994 to December 31, 1994, the period January 1, 1994 to August 3, 1994, and for the year ended December 31, 1993, respectively.

     The Company leases its corporate office space from an affiliate. The lease requires an annual base rent of $138 through the August, 2000 lease expiration. The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance. Rental expense was $237, $96, $134 and $225 for the year ended December 31, 1995, for the period August 4, 1994 to December 31, 1994, the period January 1, 1994 to August 3, 1994, and for the year ended December 31, 1993, respectively.

     The Company has an advance to HP Management in the amount of $422 at December 31, 1995. The advance has no definite payment terms.

     The Company has transactions with its real estate joint ventures which are described in Note 11.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 8   COMMITMENTS AND CONTINGENCIES

     Ground Lease

     The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $169, $70, $97 and $161 including contingent rents of $99, $40, $57 and $91 for the year ended December 31, 1995, for the period August 4, 1994 to December 31, 1994, the period January 1, 1994 to August 3, 1994, and for the year ended December 31, 1993, respectively. At December 31, 1995, future minimum rental payments required under the lease are $70 per year until the lease expires.

     401(K) Savings Plan

     The Company participates in a contributory savings plan. Under the plan, the Company will match 25% of the first 4% of participant contributions. Expenses under this plan for the periods presented were not material. Effective January 1996, the Company match will increase to 75% of the first 4% of participant contributions.

     Employment Agreements

     The Operating Partnership entered into employment agreements with two executives that will expire August 4, 1999. The executives have a base salary of $120 through December 31, 1994, and for each subsequent year the base salary shall be 10% in excess of the base salary for the preceding year. The executives are also entitled to receive incentive compensation based on increases in funds from operations per share up to 50% of their base compensation for such year.

     Incentive Compensation Plan

     Effective January 1, 1996, the Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based on increases in funds from operations. No cash bonuses will be payable under the Incentive Compensation Plan unless the increase in funds from operations per share, after giving effect to the bonuses, is equal to or greater than 2%. The Company accrued $100 under the prior formula in 1994 relative to results for the period from August 4, 1994 to December 31, 1994. No bonus was accrued for 1995.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

 8   COMMITMENTS AND CONTINGENCIES (Continued)

     Contingencies

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

     Guarantees

     The Company has guaranteed temporary construction financing totalling $6,111 associated with two joint ventures.

 9   STOCK BENEFIT PLAN

     The Company has adopted the 1994 Stock Benefit Plan (the " Plan " ). Plan participants include officers, non-employee directors, and key employees of the Company. The Company has reserved 446,000 shares for issuance to officers and employees and 54,000 shares for issuance to non-employee directors. Options totalling 445,532 and 430,000 were outstanding at an exercise price of $19 per share at December 31, 1995 and 1994, respectively. No options had been exercised. Options granted to officers and employees of the Company vest 20% for each year of service until 100% vested on the fifth anniversary of the consummation of the IPO. The chief executive officers' options (176,000) and directors' options (36,000) vest immediately upon grant. The exercise price per share for stock options may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted (110% of the fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's common stock). Options granted to directors and employees who hold more than 10% of the voting power of the Company expire after five years from the date of grant. All other options expire after ten years from the date of grant. The Plan also allows for the grant of stock appreciation rights and restricted stock awards, however, there were none granted at December 31, 1995.

10   DIVIDEND REINVESTMENT PLAN

     In November, 1995, the Company adopted the Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan (the " Plan " ). The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly or other voluntary cash investments in shares of common stock.

                     HOME PROPERTIES OF NEW YORK, INC.
                        AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

11.  INVESTMENTS IN JOINT VENTURES

     The Operating Partnership has a .5% general partner interest in the College Greene joint venture. The joint venture completed construction in 1995 of an apartment community located near Rochester, New York. The Operating Partnership and HP Management recognized approximately $379 and $146 in development fee income from the joint venture during 1995 and for the period from August 4, 1994 to December 31, 1994, respectively. On December 21, 1994, the Operating Partnership entered into a construction loan agreement with the joint venture to fund up to $3,000 for development expenses. The loan is collateralized by the real property, and any buildings and improvements located on the property. The loan is guaranteed by an unrelated general partner and three individual unrelated guarantors. The construction loan balance was $2,898 at December 31, 1995, and bears interest at 1.5% over the prime rate. Interest income on this loan was $233 and $3 during 1995 and for the period from August 4, 1994 to December 31, 1994, respectively. Arrangements to replace this loan with permanent financing from an independent source were being pursued at year end with an expected closing to take place during the first quarter of 1996. The Operating Partnership's investment in the joint venture is not material at December 31, 1995.

     The Operating Partnership also has a .5% general partner interest in Evergreen Hills joint venture. The joint venture substantially completed the construction and leasing phase during 1994 for this apartment community located near Rochester, New York. The Operating Partnership and HP Management recognized approximately $43 and $239 of development fee income from the joint venture during 1995 and for the period from August 4, 1994 to December 31, 1994, respectively. The Operating Partnership's investment in the joint venture is not material at December 31, 1995.

     During 1995, the Operating Partnership acquired interests in three additional joint ventures for properties eligible forhousing rehabilitation tax credits: Linda Lane Associates, Windsor Place Associates and Candlelight Lane Associates. In each case, the Operating Partnership has a .5% general partner interest and a 49.5% limited partner interest. The Operating Partnership and HP Management recognized approximately $475 in development fee income from these joint ventures during 1995. Advances made during the construction rehabilitation phase totalled $1,777 at December 31, 1995. The advances bear interest at the prime rate and are expected to be repaid from a combination of permanent financing and sale of tax credits to limited partners in a subsequent offering. Interest income on these advances was $41 during 1995.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

12   ACQUISITIONS

     Subsequent to the IPO in August, 1994 and through December 31, 1995, the Company has acquired the communities listed below. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from their respective dates of acquisition.

                      Date      Year         Number     Cost of
     Community        Acquired  Constructed  of Units   Acquisitions
     Harborside (1)   10/1/94   1972         281        $ 6,363
     Northgate Manor  11/3/94   1962         224          7,277
     Village Green    12/19/94  1988         248          9,080
     Idylwood (2)     1/6/95    1969         720         17,627
     Pearl Street     5/16/95   1969          60          1,238
     Candlewood (3)   12/4/95   1969         126          2,950

(1) Operation of Harborside commenced October 1, 1994 subject to an operating and management agreement. The acquisition was accounted for on the equity method due to the significant influence and control the Operating Partnership had over the property until the final closing date of March 29, 1995. According to the operating agreement, the Operating Partnership was responsible for the collection of all revenue and the payment of all expenses and debt service and was entitled to receive or fund the net cash flow from the property.

(2) The acquisition of Idylwood occurred in stages, with 44% being acquired on January 6, 1995 and the balance on September 7, 1995. The 56% acquired in September was subject to a lease entitling the Operating Partnership to all items of income and expense effective January 1, 1995. The acquisition was accounted for on the equity method until the final closing date in September, 1995.

(3) Operation of Candlewood commenced December 4, 1995 subject to a net lease agreement. The acquisition was accounted for on the equity method due to the significant influence and control the Operating Partnership had over the property until the final closing date of January 5, 1996. The net lease agreement granted the Operating Partnership control over the property, as well as all items of income or expense and cash flow generated from the property. The equity in income (loss) of Harborside, Idylwood and Candlewood prior to the final acquisition is included in property other income in the statement of operations.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

13   PROFORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited proforma information was prepared as if the transactions related to the IPO, the Company's formation and the subsequent acquisitions of Harborside and Idylwood had occurred on January 1, 1994. The proforma financial information is based upon the historical consolidated and combined financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 1994, nor does it purport to represent the results of operations for future periods.

                                         For the years ended December 31,
                                                  1995          1994
                               (in thousands, except share and per share data)
     Total revenues                               $37,114       $33,293
     Income before extraordinary item               3,760         3,623
     Net income                                     2,511         1,141

     Per share data (A):
     Income before extraordinary item                 .70           .67
     Net income                                       .46           .21

     (A)  Based upon 5,408,474 common shares outstanding

     The Company completed an acquisition of Pearl Street Apartments, a 60 unit community in Liverpool, New York on May 17, 1995. The proforma results for the years ended December 31, 1995 and 1994 would not have been materially different if the property had been acquired on January 1, 1994. Therefore, no proforma adjustments are reflected for this acquisition.

14   SUPPLEMENTAL CASH FLOW DISCLOSURES

     The Company acquired three properties from unaffiliated sellers between August 4 and December 31, 1994, subject to the assumption of approximately $14,700 of mortgage notes payable.

     The Company acquired two properties from unaffiliated sellers during 1995 subject to the assumption of approximately $14,694 of mortgage notes payable.

     Units in the Operating Partnership amounting to $453 and $250 were issued to certain former owners in exchange for a portion of those owners' interests in the property acquired. These units are included in the minority interest at December 31, 1995 and 1994 respectively.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

15   SUBSEQUENT EVENT

     On January 1, 1996, the Operating Partnership acquired the operations of Conifer Realty, Inc. and Conifer Development, Inc. (" Conifer " ) and purchased certain of Conifer's assets for a total acquisition price of $15.4 million. The acquisition was funded by issuing 486,864 Operating Partnership units (valued at $17.25 per unit), the assumption of $6.8 million of existing mortgage debt and $235 in cash paid to outside partners. Additional consideration will be paid in UPREIT units if development fee income exceeds target levels over the next five years.

     The purchase price is allocated to three communities containing 358 units valued at $10.2 million, general partnership interests in 2,804 apartment units that Home Properties will manage valued at $1.8 million, goodwill valued at $3.3 million and other assets valued at $100.

     The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations will be included from the date of acquisition forward.

     The property management, leasing and development activities for properties affiliated with this acquisition will be performed by Conifer Realty Corp. (" Conifer Realty " ). Conifer Realty, a newly formed entity, will be accounted for under the equity method of accounting. Conifer Realty issued non-voting common stock to the Operating Partnership in exchange for management contracts for residential, commercial and development managed properties and certain other assets. This exchange entitled the operating Partnership to receive 99% of the economic interest of Conifer Realty. The remaining 1% economic interest and voting stock were issued to the owners of HLC and Conifer.

     The following unaudited proforma information was prepared as if the acquisition had occurred on January 1, 1995. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the acquisition had been consummated at the beginning of 1995, nor does it purport to represent the results of operations for future periods. In thousands, except share and per share data.

                                                 For the year ended
                                                 December 31, 1995
                                                 (unaudited)
     Revenues                                    $36,551
     Income before extraordinary item              3,852
     Net income                                    2,697

     Per share data (A):
     Income before extraordinary item               $.71
     Net income                                      .50

     (A)  Based upon 5,408,474 common shares outstanding.

                    HOME PROPERTIES OF NEW YORK, INC.
                       AND THE ORIGINAL PROPERTIES

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

16   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1995 and 1994 are as follows:

                                                      1995
                                       First    Second   Third    Fourth
     Revenues                          $7,561   $8,180   $8,809   $9,751
     Income before minority interest
       and extraordinary item             851    1,030    1,245    1,374
     Minority interest                    (84)    (105)    (126)    (140)
     Extraordinary item,
       net of minority interest           N/A      N/A      N/A   (1,249)
     Net income                           767      925    1,119      (15)
     Earnings per share:
       Income before extraordinary item   .14      .17      .21      .23
       Extraordinary item                 N/A      N/A      N/A     (.23)
       Net income                         .14      .17      .21        0

                                                    1994(1)
                                       First    Second   Third    Fourth
     Revenues                          $5,330   $5,495   $6,550   $7,422
     Income before minority interest
       and extraordinary item             196      411    1,308    1,509
     Minority interest                    N/A      N/A     (156)     147
     Extraordinary item,
       net of minority interest           N/A      N/A   (2,498)     N/A
     Net income (loss)                    196      411   (1,299)   1,362
     Earnings per share:
       Income before extraordinary item   N/A      N/A      .19      .25
       Extraordinary item                 N/A      N/A     (.46)     N/A
       Net income (loss)                  N/A      N/A     (.27)     .25

(1) Reflects the consolidated and combined results of operations of Home Properties of New York, Inc. and the Original Properties for the year ended December 31, 1994.

This page and the next were inserted to produce page numbers F-22 and F-23 to run on tape and put on Schedule III's two pages.

                                                                                                              SCHEDULE III
                                  HOME PROPERTIES OF NEW YORK, INC.
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1995
                                              (IN THOUSANDS)

                                           Initial Cost                          Total Cost
                                    ------------------------  Costs      --------------------------         Total Cost
                                           Buildings,         Capitalized        Buildings                  Net of
                                           Improvements       Subsequent         Improvements       Accum.  Accum.   Year of
                       Encumbrances Land   & Equip. Adjust(a) to Acquis. Land    & Equip.  Total(b) Deprec. Deprec.  Acquis.
Brook Hill Apartments       $ 5,089 $  330 $  7,920           $   716    $  330  $  8,636  $  8,966 $   370 $  8,596 1994
Conifer Village Apartments    3,170    358    8,555                14       358     8,569     8,927     368    8,559 1994
Fairview Heights
  and Fairview Manor          4,082    580    5,305 $ 2,828       795       580     8,928     9,508   2,400    7,108 1985
Finger Lakes Manor Apts.      4,082    200    4,536   1,882       545       200     6,963     7,163   1,833    5,330 1983
Garden Village Apartments     4,790    354    8,546               623       354     9,169     9,523     468    9,055 1994
Harborside Manor              5,092    250    6,113               779       250     6,892     7,142     186    6,956 1995
Idylwood Apartments           9,539    700   16,927             1,538       700    18,465    19,165     402   18,763 1995
Meadows Apartments            2,053    208    2,776   1,216       515       208     4,507     4,715   1,326    3,389 1984
Newcastle Apartments                   197    4,007   3,684     1,317       197     9,008     9,205   2,319    6,886 1982
Northgate Manor Apartments             290    6,987               886       290     7,873     8,163     311    7,852 1994
Pearl Street                            49    1,189                11        49     1,200     1,249      26    1,223 1995
Perinton Manor Apartments     5,660    224    6,120   3,629       537       224    10,286    10,510   2,766    7,744 1982
Raintree Island Apartments    7,897           6,654   3,217     3,901              13,772    13,772   2,691   11,081 1985
Riverton Knolls Apartments
  and Townhouse Properties    5,158    240    6,640   2,523     1,530       240    10,693    10,933   3,440    7,493 1983
1600 Elmwood Avenue Apts.     5,588    303    5,698   3,339     1,384       299    10,425    10,724   3,354    7,370 1983
Spanish Gardens Apartments              37    9,263               452       398     9,690    10,088     426    9,662 1994
Springcreek Apartments        1,259    128    1,702     745       336       128     2,783     2,911     813    2,098 1984
Village Green Apartments      4,989    362    8,718               849       362     9,567     9,929     314    9,615 1994
Waterfalls Village
  Manufactured
  Home Community              1,367    409    1,995   1,206       126       408     3,328     3,736     736    3,000 1987
Wedgewood Shopping Center       500    100      504      15       177       100       696       796     235      561 1986
Wedgewood Village Apts.       5,750  1,000    9,327   2,297     1,079     1,000    12,703    13,703   2,990   10,713 1986
Williamstowne Village Apts.  10,084    390    9,748   5,115     1,737       390    16,600    16,990   4,286   12,704 1985
Other Assets                                            125       260                 385       385     198      187
    Total                   $86,149 $7,045 $139,230 $31,821   $20,107    $7,065  $191,138  $198,203 $32,258 $165,945

(a) Represents the excess of fair value over the historical cost of partnership interests as a result of the application of purchase accounting for the acquisition of non-controlled interests.

(b) The aggregate cost for Federal Income Tax purposes was approximately $201,000.

                                  HOME PROPERTIES OF NEW YORK, INC.
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1995
                                           (IN THOUSANDS)

    Depreciation and amortization of the Company's investments in buildings and improvements reflected in the consolidated and combined statements of operations are calculated over the estimated useful lives of the assets as follows:

    Buildings and improvements           5-40 years
    Tenant improvements                  Life of related lease

    The changes in total real estate assets for the three years ended December 31, 1995, are as follows:

                                      1995      1994       1993
                                      --------  --------   -------
Balance -- beginning of year          $162,991  $ 76,646   $75,296
New property acquisition                26,956    52,057         -
Adjustments                                  -    31,821         -
Additions                                8,256     2,871     1,350
Disposals and retirements                    -  (    404)        -
Balance, end of year                  $198,203  $162,991   $76,646

    The changes in accumulated depreciation for the three years ended December 31, 1995, are as follows:

                                          1995      1994       1993
    Balance, beginning of year            $ 25,759  $ 22,268   $19,612
    Depreciation for the year                6,499     3,775     2,656
    Disposals and retirements                    -  (    284)        -
    Balance, end of year                  $ 32,258  $ 25,759   $22,268