Form 10-K/A
period 1995-12-31
HOME PROPERTIES OF NEW YORK INC
filed 1996-11-13
CIK 923118

			    SECURITIES AND EXCHANGE COMMISSION
				   WASHINGTON, D.C. 20549
					FORM 10-K/A
				      Amendment No. 2

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

        General Competitive Conditions

     The Material Properties are located in suburbs of Buffalo, New York. Buffalo accounts for 30% of the Company's owned properties based on number of units with the Material Properties representing 22%. The Material Properties are located in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction will enable it to maintain (for Williamstowne) and improve (for Idylwood) its historic occupancy levels.

     In addition, Buffalo is experiencing the least amount of new apartment construction of the markets the Company operates in. Therefore, new construction will not have a material adverse effect on its turnover rates or ability to increase rents and minimize operating expenses.

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

				    COMPANY                 ORIGINAL PROPERTIES
					  8/4/94      1/1/94
					  Through     Through
			       1995       12/31/94    8/3/94    1993      1992      1991
				  (in thousands, except per share and property date)
Revenues:
Rental Income                  $  31,705  $  10,995   $11,526   $19,189   $18,748   $18,022
Other Income                       2,561        887       494       783       743       751
Property management income(1)          -          -       834     1,448     1,358       975
Equity in income from
  operations of HP Management         35         61         -         -         -         -
TOTAL REVENUES                    34,301     11,943    12,854    21,420    20,849    19,748

Expenses:
Operating and maintenance         15,911      5,267     6,329    10,035     9,886     9,317
Property management (1)                -          -       625     1,139     1,047     1,084
General & administrative           1,200        400       407       680       663       771
Interest                           6,432      1,444     3,126     5,113     5,300     5,661
Depreciation & amortization        6,258      2,191     1,584     2,656     2,729     2,682
TOTAL EXPENSES                    29,801      9,302    12,071    19,623    19,625    19,515

Income before minority interest
  and extraordinary item           4,500      2,641       783     1,797     1,224       223
Minority interest                    455        256         -         -         -         -
Income before extraordinary item   4,045      2,385       783     1,797     1,224       223
Extraordinary item, prepayment
  penalties, net of allocation to
  minority interest               (1,249)    (2,498)        -         -         -         -
Net income (loss)              $   2,796  $  (  113)  $   783   $ 1,797   $ 1,224   $   223

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

       For the year ended December 31, 1995 and 1994, the Company incurred prepayment penalties of $1,390,000 and $2,763,000 on the paydown of certain debt instruments. These penalties have been accounted for as extraordinary items. The specific debt paid down and the source of the funds used were as follows:

For the year ended December 31, 1995:

		       Principal
		       Balance
Property Mortgaged     Paid        Penalty     Total Uses

Garden Village         $ 6,472     $  287      $ 6,759 (1)

Line of Credit           7,675        213        7,888 (1)

Village Green            2,015         88        2,103 (1)
Village Green            3,721        147        3,868 (1)

Williamstowne            9,647        514       10,161 (2)

Idylwood                 9,550        141        9,691 (3)
		       -------     ------      -------
		       $39,080     $1,390      $40,470

   (1) The total principal and penalties were refinanced with debt from John Hancock and working capital of $327.
(2) The total principal and penalty was refinanced with debt from Manufacturers and Traders Trust Company.
(3) The total principal and penalty was refinanced with debt from J P Morgan.


For the year ended December 31, 1994:

		       Principal
		       Balance
Property Mortgaged     Paid          Penalty     Total Uses

Fairview               $ 4,258       $  116      $ 4,374

Finger Lakes             2,102           19        2,121
			 2,100                     2,100

Newcastle                5,333          190        5,523

1600 Elmwood             4,851        1,207        6,058

Williamstowne           10,030        1,224       11,254

Wedgewood                1,000            7        1,007

Perinton                   122                       122
		       -------       ------      -------
		       $29,796       $2,763      $32,559 (1)

   (1) The total principal plus penalty of $32,559 in 1994 was paid from the proceeds of the initial public offering.

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

		       Date:     November 13, 1996

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

/s/ Coopers & Lybrand, L.L.P.

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

			HOME PROPERTIES OF NEW YORK, INC.
			   AND THE ORIGINAL PROPERTIES

		CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
		 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

			     Home Properties of NY, Inc.   Original Properties

				 Year Ended   08/04/94    01/01/94   Year Ended
				 December 31  Through     Through    December 31
				 1995         12/31/94    08/03/94   1993
Revenues:
  Rental income                    $  31,705  $  10,995    $11,526     $19,189
  Property other income                1,062        423        415         668
  Other income                         1,499        464         79         115
  Property management income               -          -        834       1,448
  Equity in income from operations of
    HP Management                         35         61          -           -
	Total revenues                34,301     11,943     12,854      21,420
Expenses:
  Operating and maintenance           15,911      5,267      6,329      10,035
  Property management                      -          -        625       1,139
  General and administrative           1,200        400        407         680
  Interest                             6,432      1,444      3,126       5,113
  Depreciation and amortization        6,258      2,191      1,584       2,656
	Total expenses                29,801      9,302     12,071      19,623
Income before minority interest and
  extraordinary item                   4,500      2,641        783       1,797
Minority interest                        455        256          -           -
Income before extraordinary item       4,045      2,385        783       1,797
Extraordinary item, prepayment
  penalties, net of $141 in 1995 and
  $265 in 1994 allocated to minority
  interest                           ( 1,249)   ( 2,498)         -           -
Net income (loss)                   $  2,796    ($  113)   $   783     $ 1,797
Per share data:
  Income before extraordinary item      $.75       $.44
  Extraordinary item                   ($.23)     ($.46)
  Net income (loss)                     $.52      ($.02)
Weighted average number of
  shares outstanding               5,408,474  5,408,230

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

        The Company has incurred prepayment penalties on debt restructuring and are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $1,390 and $2,763 for the years ended December 31, 1995 and for the period from August 4, 1994 to December 31, 1994, respectively. The specific debt restructured and the source of the funds used in the restructuring was as follows:

For the year ended December 31, 1995:

		       Principal
		       Balance
Property Mortgaged     Paid          Penalty     Total Uses

Garden Village         $ 6,472       $  287      $ 6,759 (1)

Line of Credit           7,675          213        7,888 (1)

Village Green (11)       2,015           88        2,103 (1)
Village Green (12)       3,721          147        3,868 (1)

Williamstowne            9,647          514       10,161 (2)

Idylwood                 9,550          141        9,691 (3)
		       -------       ------      -------
		       $39,080       $1,390      $40,470


   (1) The total principal and penalties were refinanced with debt from John Hancock and working capital of $327.
(2) The total principal and penalty was refinanced with debt from Manufacturers and Traders Trust Company.
(3) The total principal and penalty was refinanced with debt from J P Morgan.


For the year ended December 31, 1994:

		       Principal
		       Balance
Property Mortgaged     Paid          Penalty     Total Uses

Fairview               $ 4,258       $  116      $ 4,374

Finger Lakes             2,102           19        2,121
			 2,100                     2,100

Newcastle                5,333          190        5,523

1600 Elmwood             4,851        1,207        6,058

Williamstowne           10,030        1,224       11,254

Wedgewood                1,000            7        1,007

Perinton                   122                       122
		       -------       ------      -------
		       $29,796       $2,763      $32,559 (1)

   (1) The total principal plus penalty of $32,559 in 1994 was paid from the proceeds of the initial public offering.


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

