Form 10-Q/A
period 1996-06-30
HOME PROPERTIES OF NEW YORK INC
filed 1996-11-13
CIK 923118

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-Q/A
                           AMENDMENT NO. 1

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

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        1996            1995
                                        ----------      ----------
Revenues:

  Rental income                         $    9,686      $    7,081
  Property other income                        253             271
  Other income                                 753             225
  Equity in income (loss) from
    operations of HP Management and
    Conifer Realty                      (      152)     (       16)
                                         ---------       ---------
        Total revenues                      10,540           7,561
                                         ---------       ---------

Expenses:

  Operating and maintenance                  5,421           3,701
  General and administrative                   360             254
  Interest                                   2,046           1,354
  Depreciation and amortization              1,903           1,401
                                         ---------       ---------
        Total expenses                       9,730           6,710
                                         ---------       ---------


Income before minority interest                810             851
Minority interest                              147              84
                                         ---------       ---------

Net income                               $     663       $     767
                                         =========       =========

Per share data:
  Net income                                  $.12            $.14
                                         =========       =========

Weighted average number of
  shares outstanding                     5,409,824       5,408,434
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

                                                                   Principal
                                         Interest                  Balance as of
                                         Rate as of      Maturity  March 31,
Communities              Location        March 31, 1996  Date      1996  (000's)
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

   Recent Accounting Developments

Effective January 1, 1996, the Company adopted the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("FAS 121"). FAS 121 established accounting standards for the impairment of long lived assets and is effective for fiscal years beginning after December 15, 1995. The impact of this new standard has not had a material impact on the Company's financial condition or results of operations.

In October, 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes market value accounting and reporting standards for stock-based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the "intrinsic value approach" under APB Opinion 25. Although the Company is required to adopt the standard in fiscal 1997, it anticipates continuing to follow APB 25, with pro forma disclosures required under FAS 123. Therefore, adoption will have no impact on its financial position or results of operations.

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

                            March 31   Dec. 31   Sept. 30   June 30   March 31
                            1996       1995      1995       1995      1995
                            --------   -------   --------   -------   --------
Net income (loss)           $  663    ($   15)   $1,119     $  925    $  767
Minority interest              147    (     1)      126        105        84
Extraordinary item               -      1,390         -          -         -
Depreciation from
  real property              1,870      1,738     1,649      1,447     1,406
Depreciation from
  real property from
  unconsolidated entities       69         41        97         78        69
                            ------     ------    ------      -----     -----

New FFO                      2,749      3,153     2,991      2,555     2,326

Depreciation - other             9          8         8          7         7
Depreciation - other, from
  unconsolidated entities       18         12        12         12         9
Amortization:
  Deferred financing            61         64        92         83        88
  Included in interest          84         83        84         84        84
  Goodwill                      21          -         -          -         -
                            ------     ------    ------     ------    ------
Old FFO                     $2,942     $3,320    $3,187     $2,741    $2,514
                            ======     ======    ======     ======    ======

Weighted average common
shares/units outstanding   6,612.8    6,020.6   6,020.5    6,020.5   5,998.6
                           =======    =======   =======    =======   =======


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


                   Date:             November 13, 1996

                            By:      /s/ David P. Gardner
                               ----------------------------------
                                                 David P. Gardner
                                                   Vice President
                            Chief Financial Officer and Treasurer