Form 10-Q/A
period 1996-06-30
HOME PROPERTIES OF NEW YORK INC
filed 1996-11-13
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                   FORM 10-Q/A
                                  AMENDMENT NO. 1

     (Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996
               --------------------------------------------

                               OR

          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   YES    X       NO
                        -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class of Common Stock                  Outstanding at July 31, 1996
    ---------------------                  ----------------------------
        $.01 par value                        5,419,211

                          PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                        HOME PROPERTIES OF NEW YORK, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      1996            1995
                                                      ----            ----
                                               (Unaudited)        (Note 1)
ASSETS
Real estate:
  Land                                           $  7,789        $  7,065
  Buildings, improvements and equipment           211,330         191,138
                                                 --------        --------
                                                  219,119         198,203
  Less:  accumulated depreciation                ( 36,022)       ( 32,258)
                                                 --------        --------
        Real estate, net                          183,097         165,945

Cash and cash equivalents                             795             812
Cash in escrows                                     4,429           3,754
Advances to affiliates                              4,218           5,097
Deferred charges and other assets                  12,329           5,854
                                                 --------        --------
        Total assets                             $204,868        $181,462
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                           $ 97,028        $ 86,149
Notes payable                                         367             470
Line of credit                                      9,830           4,500
Accounts payable                                    1,711           1,657
Accrued interest payable                              505             383
Accrued expenses and other liabilities              1,975           1,882
Security deposits                                   2,190           1,902
                                                 --------        --------
        Total liabilities                         113,606          96,943
                                                 --------        --------

Minority interest                                  18,255           8,739
                                                 --------        --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                -               -
   Common stock, $.01 par value; 30,000,000
     shares authorized; 5,418,087 shares issued
     and outstanding                                   54              54
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                -               -
  Additional paid-in capital                       83,594          83,413
   Distributions in excess of
     accumulated earnings                        ( 10,641)       (  7,687)
                                                 --------        --------
        Total stockholders' equity                 73,007          75,780
                                                 --------        --------
        Total liabilities and
          stockholders' equity                   $204,868        $181,462
                                                 ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      1996            1995
                                                      ----            ----
Revenues:
  Rental income                                 $   19,735      $   14,655
  Property other income                                516             553
  Other income                                       1,161             542
  Equity in income (loss) from operations of
     HP Management and Conifer Realty           (      166)     (        9)
                                                ----------      ----------
      Total revenues                                21,246          15,741
                                                ----------      ----------

Expenses:

  Operating and maintenance                         10,554           7,532
  General and administrative                           709             568
  Interest                                           4,239           2,905
  Depreciation and amortization                      3,812           2,855
                                                ----------      ----------
        Total expenses                              19,314          13,860
                                                ----------      ----------
Income before minority interest                      1,932           1,881
Minority interest                                      341             189
                                                ----------      ----------

Net income                                      $    1,591      $    1,692
                                                ==========      ==========

Per share data:
  Net income                                          $.29            $.31
                                                      ====            ====

Weighted average number of
  shares outstanding                             5,412,184       5,408,439
                                                ==========      ==========





The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      1996             1995
                                                      ----             ----
Revenues:
  Rental income                                 $   10,049       $    7,574
  Property other income                                263              282
  Other income                                         407              317
  Equity in income (loss) from operations of
    HP Management and Conifer Realty            (       13)               7
                                                ----------       ----------
        Total revenues                              10,706            8,180
                                                ----------       ----------

Expenses:

  Operating and maintenance                          5,133            3,831
  General and administrative                           349              314
  Interest                                           2,193            1,551
  Depreciation and amortization                      1,909            1,454
                                                ----------       ----------
        Total expenses                               9,584            7,150
                                                ----------       ----------


Income before minority interest                      1,122            1,030
Minority interest                                      194              105
                                                ----------       ----------

Net income                                      $      928       $      925
                                                ==========       ==========

Per share data:
  Net income                                          $.17             $.17
                                                      ====             ====

Weighted average number of
  shares outstanding                             5,414,574        5,408,445
                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (UNAUDITED, IN THOUSANDS)

                                                        1996             1995
                                                        ----             ----
Cash flows from operating activities:
  Net income                                          $ 1,591         $ 1,692
                                                      -------         -------

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of
        HP Management and Conifer Realty                  306               9
     Income allocated to minority interest                341             189
     Depreciation and amortization                      4,087           3,198
     Changes in assets and liabilities:
        Cash in escrows                               (   675)            790
        Deferred charges and
          other assets                                ( 1,715)        ( 6,045)
        Accounts payable and
          accrued liabilities                             557         (   148)
                                                      -------         -------
                 Total adjustments                      2,901         ( 2,007)
                                                      -------         -------
        Net cash provided by (used in)
          operating activities                          4,492         (   315)
                                                      -------         -------

Cash flows used in investing activities:
     Purchase of properties, net
       of mortgage notes assumed                      ( 2,130)        ( 1,389)
   Additions to properties                            ( 2,703)        ( 3,175)
   Advances to affiliates                             ( 9,279)        ( 2,295)
   Payments on advances to affiliates                  10,158             200
                                                      -------         -------
        Net cash used in
          investing activities                        ( 3,954)        ( 6,659)
                                                      -------         -------

Cash flows from financing activities:
   Proceeds from sale of common stock                     181               1
   Proceeds from mortgage
     and other notes payable                                -          14,700
   Payments of mortgage and
     other notes payable                              (   660)        (11,672)
   Proceeds from line of credit                        13,630           8,327
   Payments on line of credit                         ( 8,300)              -
   Dividends and distributions paid                   ( 5,538)        ( 4,958)
   Additions to deferred loan costs                   (    74)        (   244)
   Capital contribution to
     minority interest                                    206               -
                                                      -------         -------
        Net cash provided by (used in)
          financing activities                        (   555)          6,154
                                                      -------         -------
Net increase (decrease) in cash                       (    17)        (   820)
Cash and cash equivalents:
   Beginning of period                                    812           1,635
                                                      -------         -------
   End of period                                      $   795         $   815
                                                      =======         =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $ 3,834         $ 2,442
                                                      =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements

     The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 15, 1996.

2.   Organization and Basis of Presentation

     Organization

     Home Properties of New York, Inc. (the " Company ") was formed in
     November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities. On August 4, 1994, the Company completed an initial public offering (" IPO ") of 5,408,000 shares of common stock. Net proceeds from the IPO of approximately $94,000 were contributed to Home Properties of New York, L.P. (the " Operating Partnership ") in exchange for units representing a 90.4% general partnership interest in the Operating Partnership. The Operating Partnership acquired all of the assets and assumed all of the liabilities of the Original Properties (the predecessor to the Company) and in connection therewith, (i) issued
     575,375 units, representing a 9.6% minority interest in the Operating Partnership, to insiders of Home Leasing Corporation (" HLC ");
     (ii) paid $30,600 in cash to the partners of the Original Properties;
     (iii) prepaid approximately $29,600 of the approximately $58,000 of mortgage indebtedness on the Original Properties; and (iv) acquired four residential properties from unaffiliated sellers for approximately
     $32,400 in cash and the assumption of approximately $3,300 in existing mortgage indebtedness.

     The Original Properties is not a legal entity but rather a combination of twelve entities which were wholly owned by HLC and its affiliates that were reorganized to combine HLC's interest in certain investment properties and property management operations. The entities owned 100% of each property.

     The property management, leasing and development activities for properties affiliated with HLC, which were not combined with the Original
     Properties, and certain other properties not affiliated with HLC, are performed by Home Properties Management, Inc. (" HP Management "). HP Management issued nonvoting common stock to the Operating Partnership in exchange for management contracts for commercial and development managed properties and certain other assets. This exchange entitles the Operating Partnership to receive 99% of the economic interest of HP Management. The remaining 1% economic interest and voting stock were issued to the owners of HLC.

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

     The acquisition is accounted for using the purchase method of accounting and, accordingly, the results of operations are included from the date of acquisition forward.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



3.   Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following:

                                                         June 30   December 31
                                                            1996          1995
                                                         -------   -----------
     Deferred financing and interest rate
       reduction agreements                              $ 2,799        $3,564
     Goodwill                                              3,402             -
     Less:  Accumulated amortization                      (1,070)       (1,588)
                                                         -------        ------
                     Net intangible assets                 5,131         1,976
     Prepaid expenses                                      2,057         1,936
     Accounts receivable                                   1,793         1,252
     Investment in HP Management and
       Conifer Realty                                        205           215
     Investment in general partnerships                    1,736            14
     Land held for development                               872           334
     Other assets                                            535           127
                                                         -------        ------
               Total deferred charges and
               other assets                              $12,329        $5,854
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

5.   Pro Forma Financial Information

     The Company completed an acquisition of the Fairways, a 200-unit apartment community in Syracuse, New York on March 5, 1996. The pro forma results for the six month and three months ended June 30, 1996 would not have been materially different if the property had been acquired on January 1, 1996. Therefore, no pro forma presentation has been prepared reflecting this acquisition.

                      HOME PROPERTIES OF NEW YORK, INC.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of June 30, 1996 and 1995 and for the six-month and three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayment.

The Company has an unsecured line of credit of $17 million with an available balance of $7.2 million at June 30, 1996. The Company will utilize the available balance to finance property acquisitions, capital improvements, property development and other corporate uses. Borrowings under the line of credit bear interest at 1.9% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on August 22, 1996. Effective August 22, 1996, the line of credit will be increased from $17 million to $25 million, and the interest rate will drop to 1.75% over the one-month LIBOR rate, expiring August 22, 1997.

At June 30, 1996, the weighted average rate of interest on mortgage debt is 7.3% and the weighted average maturity is 8.1 years. Most of the debt is fixed rate, with only 13% variable rate debt. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

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

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit, it intends to satisfy such requirements through the use of UPREIT units, proceeds from the Dividend Reinvestment and Stock Purchase Plan ("DRIP"), or issuing additional common shares or shares of the Company's preferred stock. The Company has successfully completed acquisitions using equity contributions in the form of partnership units totalling approximately $11 million, and expects to continue to fund its growth through its UPREIT structure.

Given the Company's long term growth objectives and favorable acquisition opportunities, management continues to evaluate cost effective sources of capital. Recently, the Company announced that all direct investments by shareholders through the Company's DRIP will reflect a discount of 3% from the market price. On August 13, 1996, $8.2 million of new equity capital was raised under the DRIP, including $4.1 million from 24 officers and directors of the Company. Proceeds will initially be applied towards reduction of the Company's outstandings under its line of credit.

Additionally, while there is no definitive agreement to announce at this time, the Company is currently in preliminary negotiations with an institutional investor for a private equity placement of $35 million. If consummated, the proposed transaction would be announced upon closing, which is not expected to occur prior to the end of September. For this reason, the Company has not pursued a secondary offering under its shelf registration to date. There can be no assurance that the anticipated private equity placement will be completed as planned.

This discussion contains forward-looking statements. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the timely completion of repositioning activities, and continued access to capital to fund growth.

The following table sets forth information regarding the mortgage indebtedness at June 30, 1996.

                                                                   Principal
                                    Interest Rate                  Balance as of
                                    As Of                Maturity  June 30, 1996
Communities          Location       June 30, 1996        Date      (000's)
-----------          --------       -------------        --------  -------------
Fixed Rate

Hamlet Court         Rochester, NY   8.25%               05/01/98  $  1,842
Conifer Court        Syracuse, NY   10.53%               11/01/99       415
Perinton, Riverton   Rochester and
  and Waterfalls     Buffalo, NY     6.75%(1)            09/01/00    12,137
Wedgewood Village    Columbus, OH    6.00%(2)            07/31/01     6,250
Williamstowne
  Village            Buffalo, NY     7.37%(3)            10/27/02    10,033
Brook Hill           Rochester, NY   7.75%               11/01/02     5,054
Garden Village       Buffalo, NY     7.75%               11/01/02     4,757
1600 Elmwood         Rochester, NY   7.75%               11/01/02     5,550
Village Green        Syracuse, NY    7.75%               11/01/02     4,955
Fairview Heights     Ithaca, NY      7.71%(4)            11/30/03     4,064
Finger Lakes Manor   Rochester, NY   7.71%(4)            11/30/03     4,064
Springcreek/Meadows  Rochester, NY   6.75%(5)            08/01/04     3,284
Idylwood             Buffalo, NY     8.625%              11/01/05     9,504
Raintree Island      Buffalo, NY     8.50%               11/01/06     6,624
Conifer Village      Syracuse, NY    7.20%               06/01/10     3,045
Village Green
  (Fairways)         Syracuse, NY    8.23%               10/01/19     4,618
Raintree Island      Buffalo, NY     8.50%               05/01/20     1,226
Harborside Manor     Syracuse, NY    8.92%               07/01/27     5,076
                                                                   --------
                                                                     92,498
Floating Rate

Westminster          Syracuse       30 day LIBOR +1.85%  07/01/97     4,530
                                                                   --------
Subtotal                                                             97,028

Line of Credit

Unsecured            N/A            30 day LIBOR +1.9%   On Demand    9,830
                                                                   --------

                                                                   $106,858
                                                                   ========

(1)  Fixed through August 4, 1999, then prime +.5% until maturity.
(2)  Fixed through August 4, 1999, then 5-year T-bill +2% until maturity.
(3)  Fixed through November 1, 2000, then prime +.5% until maturity.
(4)  Fixed through April 30, 2000, then prime +.5% until maturity.
(5) Fixed through July 31, 1997, then 175 basis points above three year treasuries.

Results of Operations

The Company has 17 apartment communities, one small ancillary convenience shopping area and a 202 site manufactured home community which were owned during both the six and three month periods being presented (the "Core Properties"). The Company has acquired eight apartment communities from April 1, 1995 through June 30, 1996 (The "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the six and three months ended June 30, 1996.

Comparison of six-months ended June 30, 1996 to the same period in 1995

Of the $5,080,000 increase in rental income $4,304,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was due primarily to an increase of 3.4% in weighted average rental rates, plus an increase in occupancy from 92.5% to 94.4%.

The decrease in property other income is due to the net results for properties accounted for on the equity method being included in 1995 on this line, where by 1996, the same properties had been purchased and gross results are included in the consolidated statement of operations in the appropriate line categories.

Other income increased in the six months ended June 30, 1996 by $619,000. Of this increase, $373,000 is from development fee income from eight low income housing tax credit properties, $107,000 is from increased interest income, $30,000 is from increased management fees from residential properties and $125,000 is from a non-recurring construction management fee.

The equity in the loss from operations of HP Management and Conifer Realty increased by $157,000. The management and development activities increased greatly in 1996 with the addition of Conifer Realty. Much of the development fee income from low income housing tax credit properties will be earned later in the year by Conifer Realty. The results for both of the six months periods is not indicative of the full years' results because development and construction fees tend to be earned later in the year, reflecting the seasonal nature of development and construction.

Of the $3,022,000 increase in operating and maintenance expenses, $2,529,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 6.8% increase over 1995. The main reasons for increases at the Core Properties can be traced to the extraordinary severe winter and spring weather in 1996 resulting in increased utilities and snow removal costs of $373,000.

General and administrative expenses increased by $141,000, or 25% from $568,000 in the six months ended June 30, 1995 to $709,000 in the six months ended June 30, 1996 primarily as a result of costs associated with new positions added and an increase in the bonus accrued during 1996 from the incentive compensation plan.

Comparison of three-months ended June 30, 1996 to the same period in 1995

Of the $2,475,000 increase in rental income, $2,094,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was due primarily to an increase of 3.2% in weighted average rental rates, plus an increase in occupancy from 92.6% to 94.5%.

Property other income decreased by $19,000 for the three months ended June 30, 1996 for the same reason discussed above for the six-month comparison.

Other income increased for the three-month period by $90,000. Of this increase, $28,000 is from development fee income, $67,000 is from increased interest income and $21,000 is from increased management fees from residential properties.

Of the $1,302,000 increase in operating and maintenance expenses, $1,146,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 4.4% increase over 1995, with a continuation of increased utility expenses being the main factor.

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

In October 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes market value accounting and reporting standards for stock-based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the "intrinsic value approach" under APB Opinion 25. Although the Company is required to adopt the standard in fiscal 1997, it anticipates continuing to follow APB 25, with pro forma disclosures required under FAS 123. Therefore, adoption will have no impact on its financial position or results of operations.

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

The calculation of funds from operations for the previous six quarters are presented below. The sub-total labeled "New FFO" represents funds from operations as calculated under NAREIT's revised White Paper definition, which definition the Company has adopted effective January 1, 1996. For comparison purposes, the presentation calculates funds from operations under NAREIT's previous definition which included an add back for amortization and depreciation from non-real property ("Old FFO").

                       June 30  March 31  Dec. 31   Sept. 30  June 30  March 31
                       1996     1996      1995      1995      1995     1995
                       -------  --------  -------   --------  -------  -------
Net income (loss)      $  928   $  663    ($   15)  $1,119    $  925   $  767
Minority interest         194      147    (     1)     126       105       84
Extraordinary item          -        -      1,390        -         -        -
Depreciation from
  real property         1,876    1,870      1,738    1,649     1,447    1,406
Depreciation from
  real property from
  unconsolidated
  entities                 69       69         41       97        78       69
Loss from sale
  of property              11        -          -        -         -        -
                       ------   ------     ------    -----     -----    -----

New FFO                 3,078    2,749      3,153    2,991     2,555    2,326
Depreciation - other        9        9          8        8         7        7
Depreciation - other,
  from unconsolidated
  entities                 26       18         12       12        12        9
Amortization:
  Deferred financing       60       61         64       92        83       88
  Included in interest     84       84         83       84        84       84
  Goodwill                 21       21          -        -         -        -
                       ------   ------     ------   ------    ------   ------

Old FFO                $3,278   $2,942     $3,320   $3,187    $2,741   $2,514
                       ======   ======     ======   ======    ======   ======

Weighted average
common shares/units
outstanding           6,617.6  6,612.8    6,020.6  6,020.5   6,020.5  5,998.6
                      =======  =======    =======  =======   =======  =======


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

Declaration of Dividend

On August 6, 1996, the Board of Directors approved a dividend of $.42 per share for the period from April 1, 1996 to June 30, 1996. This is the equivalent of an annual distribution of $1.68 per share. The dividend is payable August 27, 1996 to shareholders of record on August 16, 1996.

                           PART II - OTHER INFORMATION

                        HOME PROPERTIES OF NEW YORK, INC.




Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits:  There are no exhibits which are filed with, or
                    incorporated by reference, to this report.

(b)      Reports  or Form 8-K:     No reports or Form 8-K were filed during the
                                   quarter for which this report is filed.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOME PROPERTIES OF NEW YORK, INC.
                                   (Registrant)

                           Date:   November 13, 1996
                                   -------------------------------------

                           By:     /s/ David P. Gardner
                                   -------------------------------------
                                   David P. Gardner
                                   Vice President
                                   Chief Financial Officer and Treasurer


                           Date:   November 13, 1996
                                   -------------------------------------

                           By:     /s/ David P. Gardner
                                   -------------------------------------
                                   David P. Gardner
                                   Vice President
                                   Chief Financial Officer and Treasurer