Form 10-Q
period 1996-09-30
HOME PROPERTIES OF NEW YORK INC
filed 1996-11-14
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                    FORM 10-Q

     (Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
               --------------------------------------------

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

                   YES    X       NO
                        -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class of Common Stock                  Outstanding at October 31, 1996
    ---------------------                  ----------------------------
        $.01 par value                              5,850,365

                          PART I - FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                        HOME PROPERTIES OF NEW YORK, INC.

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      1996            1995
                                                      ----            ----
                                               (Unaudited)        (Note 1)
ASSETS
Real estate:
  Land                                           $  8,484        $  7,065
  Buildings, improvements and equipment           230,394         191,138
                                                 --------        --------
                                                  238,878         198,203
  Less:  accumulated depreciation                ( 37,987)       ( 32,258)
                                                 --------        --------
        Real estate, net                          200,891         165,945

Cash and cash equivalents                           1,260             812
Cash in escrows                                     4,349           3,754
Advances to affiliates                              4,177           5,097
Deferred charges and other assets                  15,889           5,854
                                                 --------        --------
        Total assets                             $226,566        $181,462
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                           $110,527        $ 86,149
Notes payable                                         314             470
Line of credit                                      9,530           4,500
Accounts payable                                    2,803           1,657
Accrued interest payable                              612             383
Accrued expenses and other liabilities              2,157           1,882
Security deposits                                   2,299           1,902
                                                 --------        --------
        Total liabilities                         128,242          96,943
                                                 --------        --------

Minority interest                                  18,037           8,739
                                                 --------        --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                -               -
   Common stock, $.01 par value; 30,000,000
     shares authorized; 5,842,156 shares issued
     and outstanding                                   58              54
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                -               -
  Additional paid-in capital                       91,979          83,413
   Distributions in excess of
     accumulated earnings                        ( 11,750)       (  7,687)
                                                 --------        --------
        Total stockholders' equity                 80,287          75,780
                                                 --------        --------
        Total liabilities and
          stockholders' equity                   $226,566        $181,462
                                                 ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      1996            1995
                                                      ----            ----
Revenues:
  Rental income                                 $   30,665      $   22,778
  Property other income                                799             827
  Other income                                       1,492             887
  Equity in income from operations of
     HP Management and Conifer Realty                  106              58
                                                ----------      ----------
      Total revenues                                33,062          24,550
                                                ----------      ----------

Expenses:

  Operating and maintenance                         15,992          11,447
  General and administrative                         1,077             874
  Interest                                           6,440           4,328
  Depreciation and amortization                      5,995           4,775
                                                ----------      ----------
        Total expenses                              29,504          21,424
                                                ----------      ----------
Income before minority interest                      3,558           3,126
Minority interest                                      626             315
                                                ----------      ----------

Net income                                      $    2,932      $    2,811
                                                ==========      ==========

Per share data:
  Net income                                          $.53            $.52
                                                      ====            ====

Weighted average number of
  shares outstanding                             5,490,842       5,408,448
                                                ==========      ==========





The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      1996             1995
                                                      ----             ----
Revenues:
  Rental income                                 $   10,930       $    8,123
  Property other income                                283              274
  Other income                                         331              345
  Equity in income from operations of
    HP Management and Conifer Realty                   272               67
                                                ----------       ----------
        Total revenues                              11,816            8,809
                                                ----------       ----------

Expenses:

  Operating and maintenance                          5,438            3,915
  General and administrative                           368              306
  Interest                                           2,316            1,594
  Depreciation and amortization                      2,068            1,749
                                                ----------       ----------
        Total expenses                              10,190            7,564
                                                ----------       ----------


Income before minority interest                      1,626            1,245
Minority interest                                      285              126
                                                ----------       ----------

Net income                                      $    1,341       $    1,119
                                                ==========       ==========

Per share data:
  Net income                                          $.24             $.21
                                                      ====             ====

Weighted average number of
  shares outstanding                             5,646,418        5,408,466
                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         HOME PROPERTIES OF NEW YORK, INC.
                           AND THE ORIGINAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (UNAUDITED, IN THOUSANDS)

                                                        1996             1995
                                                        ----             ----
Cash flows from operating activities:
  Net income                                          $ 2,932         $ 2,811
                                                      -------         -------

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of
        HP Management and Conifer Realty                 (106)            (58)
     Income allocated to minority interest                626             315
     Depreciation and amortization                      6,232           5,030
     Changes in assets and liabilities:
        Cash in escrows                               (   595)            325
        Deferred charges and
          other assets                                ( 4,893)        ( 2,633)
        Accounts payable and
          accrued liabilities                           2,047           1,549
                                                      -------         -------
                 Total adjustments                      3,311           4,528
                                                      -------         -------
        Net cash provided by (used in)
          operating activities                          6,243           7,339
                                                      -------         -------

Cash flows used in investing activities:
     Purchase of properties, net
       of mortgage notes assumed                      ( 4,868)        ( 9,184)
   Additions to properties                            ( 4,962)        ( 6,592)
   Advances to affiliates                             (11,686)        ( 3,272)
   Payments on advances to affiliates                  12,606             922
                                                      -------         -------
        Net cash used in
          investing activities                        ( 8,910)        (18,126)
                                                      -------         -------

Cash flows from financing activities:
   Proceeds from sale of common stock                   8,571               1
   Proceeds from mortgage
     and other notes payable                            4,530          14,700
   Payments of mortgage and
     other notes payable                              ( 6,507)        (11,887)
   Proceeds from line of credit                        20,930          14,727
   Payments on line of credit                         (15,900)              -
   Dividends and distributions paid                   ( 8,493)        ( 7,442)
   Additions to deferred loan costs                   (   222)        (   493)
   Capital contribution to
     minority interest                                    206               -
                                                      -------         -------
        Net cash provided by (used in)
          financing activities                          3,115           9,606
                                                      -------         -------
Net increase (decrease) in cash                           448        ( 1,181)
Cash and cash equivalents:
   Beginning of period                                    812           1,635
                                                      -------         -------
   End of period                                      $ 1,260         $   454
                                                      =======         =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $ 5,690         $ 3,868
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

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its 82.9% general partnership interest in the Operating Partnership.

     All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



3.   Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following:

                                                    September 30   December 31
                                                            1996          1995
                                                    ------------   -----------
     Deferred financing and interest rate
       reduction agreements                              $ 2,927        $3,564
     Goodwill                                              3,402             -
     Less:  Accumulated amortization                      (1,246)       (1,588)
                                                         -------        ------
                     Net intangible assets                 5,083         1,976
     Prepaid expenses                                      3,598         1,936
     Accounts receivable                                   3,808         1,252
     Investment in HP Management and
       Conifer Realty                                        478           215
     Investment in general partnerships                    3,218            14
     Land held for development                               889           334
     Other assets                                            142           127
                                                         -------        ------
               Total deferred charges and
               other assets                              $17,216        $5,854
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

                       HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5.   Pro Forma Financial Information

                                  Pro Forma Combined Statement of Operations
                                 For the Nine Months Ended September 30, 1996
                                 --------------------------------------------
                                       Home
                                       Properties   Pro Forma     Company
                                       Historical   Adjustments   Pro Forma
                                       ----------   -----------   ---------
     Revenue:
       Rental Income                   $30,665      $2,084        $32,749
       Property other income               799          46            845
       Other income                      1,492          --          1,492
       Equity in income from
         operations of HP Management
         and Conifer Realty                106          --            106
                                       -------      ------        -------
            Total revenues              33,062       2,130         35,192
                                       -------      ------        -------
     Expenses:
       Operating and maintenance        15,992       1,209         17,201
       General and administrative        1,077          35          1,112
       Interest                          6,440         578          7,018
       Depreciation and amortization     5,995         268          6,263
                                       -------      ------        -------
           Total expenses               29,504       2,090         31,594
                                       -------      ------        -------
     Income before minority interest
       in Operating Partnership        $ 3,558      $   40        $ 3,598
                                       =======      ======

     Minority interest in
       Operating Partnership                                          634
                                                                  -------
     Net income                                                   $ 2,964
                                                                  =======
     Net income per common share                                  $   .54
                                                                  =======
     Weighted average number of
       shares outstanding                                       5,490,842
                                                                =========

     The pro forma information was prepared as if the transactions related to the acquisition of Carriage Hill, Cornwall Park, Lakeshore Villa, and Sunset Gardens on July 16, 1996 had occurred on January 1, 1996.

     Adjustments to the pro forma combined statements of operations for the nine months ended September 30, 1996, consist principally of providing property net operating activity and recording interest, depreciation, and amortization from January 1, 1996 to July 16, 1996.

     The Company completed an acquisition of the Fairways, a 200-unit apartment community in Syracuse, New York on March 5, 1996. The pro forma results for the nine months and three months ended September 30, 1996 would not have been materially different if the property had been acquired on January 1, 1996. Therefore, no pro forma presentation has been prepared reflecting this acquisition.

                      HOME PROPERTIES OF NEW YORK, INC.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of September 30, 1996 and 1995 and for the nine-month and three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayment.

The Company has an unsecured line of credit of $25 million with an available balance of $15.5 million at September 30, 1996. The Company will utilize the available balance to finance property acquisitions, capital improvements, property development and other corporate uses. Borrowings under the line of credit bear interest at 1.75% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on August 22, 1997.

At September 30, 1996, the weighted average rate of interest on mortgage debt is 7.6% and the weighted average maturity is 7.1 years. Most of the debt is fixed rate, with 23% variable rate debt. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

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

Given the Company's long term growth objectives and favorable acquisition opportunities, management continues to evaluate cost effective sources of capital. Recently, the Company announced that all direct investments by shareholders through the Company's DRIP will reflect a discount of 3% from the market price. On August 13, 1996, $8.2 million of new equity capital was raised under the DRIP, including $4.1 million from 24 officers and directors of the Company. Proceeds were applied towards reduction of the Company's outstandings under its line of credit.

Additionally, while there is no definitive agreement to announce at this time, the Company is currently in preliminary negotiations with an institutional investor for a private equity placement of $35 million. If consummated, the proposed transaction would be announced upon closing, which is expected to occur prior to the end of December. For this reason, the Company has not pursued a secondary offering under its shelf registration to date. There can be no assurance that the anticipated private equity placement will be completed as planned.

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

The following table sets forth information regarding the mortgage indebtedness at September 30, 1996.

                                                                   Principal
                                    Interest Rate                  Balance as of
                                    As Of                Maturity  September 30,
Communities          Location       September 30, 1996   Date      1996 (000's)
-----------          --------       ------------------   --------  -------------
Fixed Rate

Hamlet Court         Rochester, NY   8.25%               05/01/98  $  1,837
Conifer Court        Syracuse, NY   10.53%               11/01/99       414
Perinton, Riverton   Rochester and
  and Waterfalls     Buffalo, NY     6.75%(1)            09/01/00    12,112
Wedgewood Village    Columbus, OH    6.00%(2)            07/31/01     6,250
Williamstowne
  Village            Buffalo, NY     7.37%(3)            10/27/02    10,007
Brook Hill           Rochester, NY   7.75%               11/01/02     5,037
Garden Village       Buffalo, NY     7.75%               11/01/02     4,740
1600 Elmwood         Rochester, NY   7.75%               11/01/02     5,530
Village Green        Syracuse, NY    7.75%               11/01/02     4,938
Fairview Heights     Ithaca, NY      7.71%(4)            11/30/03     4,054
Finger Lakes Manor   Rochester, NY   7.71%(4)            11/30/03     4,054
Springcreek/Meadows  Rochester, NY   6.75%(5)            08/01/04     3,269
Idylwood             Buffalo, NY     8.625%              11/01/05     9,486
Raintree Island      Buffalo, NY     8.50%               11/01/06     6,604
Conifer Village      Syracuse, NY    7.20%               06/01/10     3,045
Village Green
  (Fairways)         Syracuse, NY    8.23%               10/01/19     4,601
Raintree Island      Buffalo, NY     8.50%               05/01/20     1,222
Harborside Manor     Syracuse, NY    8.92%               07/01/27     5,069
                                                                   --------
                                                                     92,269
Floating Rate

Westminster          Syracuse, NY   30 day LIBOR +1.85%  07/01/97     4,530
Carriage Hill        Goshen, NY     30 day LIBOR +1.9%   08/16/97     3,741
Cornwall Park        Cornwall, NY   30 day LIBOR +1.9%   08/16/97     2,997
Lakeshore Villa      Port Ewen, NY  30 day LIBOR +1.9%   08/16/97     2,610
Sunset Gardens       Kingston, NY   30 day LIBOR +1.9%   08/16/97     4,380
                                                                   --------
Subtotal                                                            110,527

Line of Credit

Unsecured            N/A            30 day LIBOR +1.75%  On Demand    9,530
                                                                   --------

                                                                   $120,057
                                                                   ========

(1)  Fixed through August 4, 1999, then prime +.5% until maturity.
(2)  Fixed through August 4, 1999, then 5-year T-bill +2% until maturity.
(3)  Fixed through November 1, 2000, then prime +.5% until maturity.
(4)  Fixed through April 30, 2000, then prime +.5% until maturity.
(5) Fixed through July 31, 1997, then 175 basis points above three year treasuries.

Results of Operations

The Company has 17 apartment communities, one small ancillary convenience shopping area and a 202 site manufactured home community which were owned during both the nine and three month periods being presented (the "Core Properties"). The Company has acquired twelve apartment communities from April 1, 1995 through September 30, 1996 (The "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the nine and three months ended
September 30, 1996.

Comparison of nine-months ended September 30, 1996 to the same period in 1995

Of the $7,887,000 increase in rental income $6,893,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was due primarily to an increase of 3.3% in weighted average rental rates, plus an increase in occupancy from 93.0% to 94.2%.

The decrease in property other income is due to the net results for properties accounted for on the equity method being included in 1995 on this line, where by 1996, the same properties had been purchased and gross results are included in the consolidated statement of operations in the appropriate line categories.

Other income increased in the nine months ended September 30, 1996 by $605,000. Of this increase, $299,000 is from development fee income from seven low income housing tax credit properties, $153,000 is from increased interest income, $32,000 is from increased management fees from residential properties and $125,000 is from a non-recurring construction management fee.

The equity in the income from operations of HP Management and Conifer Realty increased by $48,000. The management and development activities increased greatly in 1996 with the addition of Conifer Realty. Much of the development fee income from low income housing tax credit properties will be earned later in the year by Conifer Realty. The results for both of the nine month periods is not indicative of the full years' results because development and construction fees tend to be earned later in the year, reflecting the seasonal nature of development and construction.

Of the $4,545,000 increase in operating and maintenance expenses, $3,860,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 6.4% increase over 1995. The main reasons for increases at the Core Properties can be traced to the extraordinary severe winter and spring weather in 1996 resulting in increased utilities and snow removal costs of $373,000.

General and administrative expenses increased by $203,000, or 23% from $874,000 in the nine months ended September 30, 1995 to $1,077,000 in the nine months ended September 30, 1996 primarily as a result of costs associated with new positions added and an increase in the bonus accrued during 1996 from the incentive compensation plan.

Comparison of three-months ended September 30, 1996 to the same period in 1995

Of the $2,807,000 increase in rental income, $2,589,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was due primarily to an increase of 3.1% in weighted average rental rates, offset by a decrease in occupancy from 94.0% to 93.8%.

Of the $1,523,000 increase in operating and maintenance expenses, $1,332,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 5.5% increase over 1995, with an increase to repairs and maintenance and personnel expenses. The increase to repairs and maintenance reflects timing differences.

Recent Accounting Developments

Effective January 1, 1996, the Company adopted Statement of
Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" ("FAS 121"). FAS 121 established accounting standards for the impairment of long lived assets and is effective for fiscal years beginning after December 15, 1995. The impact of this new standard has not had a material impact on the Company's financial condition or results of operations.

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

                       Sept 30  June 30  March 31  Dec. 31   Sept. 30  June 30
                       1996     1996      1996      1995      1995     1995
                       -------  --------  -------   --------  -------  -------
Net income (loss)      $1,341   $  928   $  663    ($   15)  $1,119    $  925
Minority interest         285      194      147    (     1)     126       105
Extraordinary item          -        -        -      1,390        -         -
Depreciation from
  real property         1,955    1,876    1,870      1,738    1,649     1,447
Depreciation from
  real property from
  unconsolidated
  entities                 69       69       69         41       97        78
(Gain) loss from sale
  of property          (    3)      11        -          -        -         -
                       ------   ------     ------    -----     -----    -----

New FFO                 3,647    3,078    2,749      3,153    2,991     2,555
Depreciation - other       10        9        9          8        8         7
Depreciation - other,
  from unconsolidated
  entities                 29       26       18         12       12        12
Amortization:
  Deferred financing       82       60       61         64       92        83
  Included in interest     83       84       84         83       84        84
  Goodwill                 21       21       21          -        -         -
                       ------   ------     ------   ------    ------   ------

Old FFO                $3,872   $3,278     $2,942   $3,320    $3,187   $2,741
                       ======   ======     ======   ======    ======   ======

Weighted average
common shares/units
outstanding            6,849.4  6,617.6    6,612.8  6,020.6   6,020.5  6,020.5
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

Declaration of Dividend

On October 29, 1996, the Board of Directors approved a dividend of $.43 per share for the period from July 1, 1996 to September 30, 1996. This is the equivalent of an annual distribution of $1.72 per share. The dividend is payable November 26, 1996 to shareholders of record on November 15, 1996.

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

                                   HOME PROPERTIES OF NEW YORK, INC.
                                   (Registrant)

                           Date:   November 14, 1996
                                   -------------------------------------

                           By:     /s/ David P. Gardner
                                   -------------------------------------
                                   David P. Gardner
                                   Vice President
                                   Chief Financial Officer and Treasurer


                           Date:   November 14, 1996
                                   -------------------------------------

                           By:     /s/ David P. Gardner
                                   -------------------------------------
                                   David P. Gardner
                                   Vice President
                                   Chief Financial Officer and Treasurer