Form 10-Q/A
period 1996-09-30
HOME PROPERTIES OF NEW YORK INC
filed 1997-02-10
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                    FORM 10-Q

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


     The Company accounts for its investment in general partnership interests on the equity method. The Company holds primarily a one percent ownership in most of these partnerships, but accounts for its interest under the equity method since, as general partner, the Company exercises significant influence over the operating and financial policies of the partnerships. Under this method, the Company recognizes its proportionate share of earnings (losses) as reported by the partnerships. The investment is included in Deferred Charges and Other Assets. In connection with this transaction, the Company has guaranteed partnership loans in the amount of $4,756.

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

                                   HOME PROPERTIES OF NEW YORK, INC.
                                   (Registrant)

                           Date:   February 10, 1997
                                   -------------------------------------

                           By:     /s/ David P. Gardner
                                   -------------------------------------
                                   David P. Gardner
                                   Vice President
                                   Chief Financial Officer and Treasurer


                           Date:   February 10, 1997
                                   -------------------------------------

                           By:     /s/ David P. Gardner
                                   -------------------------------------
                                   David P. Gardner
                                   Vice President
                                   Chief Financial Officer and Treasurer