Form 10-K
period 1996-12-31
HOME PROPERTIES OF NEW YORK INC
filed 1997-03-26
CIK 923118

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K
     (Mark One)

                    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996
               -------------------------------------------

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

  Securities registered pursuant to Section 12(b) of the Act:

                                       Name of Each Exchange on
Title of each class                            Which Registered
----------------------------           ------------------------
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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York
Stock Exchange) on February 24, 1997 was approximately
$150,465,527.  As of February 24, 1997, there were 6,228,236.418 shares of common stock, $.01 par value outstanding.

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

PART IV.

     Item 14.       Exhibits,  Financial  Statement  Schedules  and
                    Reports on Form 8-K

                                PART I

Item 1.   Business

     The Company

     Home Properties of New York, Inc. ("Home Properties" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that specializes in the ownership, management, acquisition, and development of apartment communities in the Northeast. It was formed to continue and expand the operations of Home Leasing Corporation ("Home Leasing"). The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

     The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership in which the Company held a 68.2%
     general partnership interest as of December 31, 1996
     (89.8% at December 31, 1995) and two management companies (the "Management Companies") - Home Properties Management, Inc. ("HP Management") and Conifer Realty Corporation ("Conifer Realty"), both of which are Maryland corporations.

     Effective January 1, 1996, the Company combined its operations (the "Conifer Transaction") with those of Conifer Realty, Inc. and Conifer Development, Inc. (collectively, "Conifer"). Conifer was another large owner and operator of multifamily properties throughout New York State with whom the Company has previously participated in several joint venture development projects.

     Home Properties, through its affiliates described above, and as of December 31, 1996, owned and managed 28 communities with 7,176 apartment units and one community containing 202 manufactured home sites (the "Owned Properties"). The Operating Partnership also holds general partnership interests in an additional 3,738 apartment units and it and the Management Companies manage 662 apartment units for affiliates, 992 apartment units for third parties and approximately 1.6 million square feet of commercial space for other owners (primarily affiliates) (collectively, the "Managed Properties"). The Management Companies are also involved in the development and redevelopment of government-assisted apartment communities and certain other development activities.

     The Owned Properties and the Managed Properties
     (collectively, the "Properties") are concentrated in the following market areas:

                                             MANAGING     FEE MANAGED
                                             GENERAL      FOR         FEE MANAGED
   MARKET AREA    TOTAL         OWNED        PARTNER      AFFILIATES  FOR OTHERS

Buffalo, NY        2,223        2,067          156          -           -
Rochester, NY      4,064        1,953        1,339        439         333
Syracuse, NY       3,115        1,584        1,271        199          61
Hudson Valley, NY    726          584          142          -           -
Albany, NY           764            -          254          -         510
Watertown, NY        688            -          576         24          88
Columbus, OH         604          604            -          -           -
Bethlehem, PA        384          384            -          -           -

TOTAL             12,568 Units  7,176 Units  3,738 Units  662 Units   992 Units

     The Company's mission is to provide investors with dependable, above average returns and to be the first choice of renters in its chosen markets. The Company's strategy for accomplishing its mission is to: (i) acquire, reposition and operate multi-family apartment properties in the Company's target markets; (ii) continue the development and redevelopment of apartment communities utilizing various forms of government assistance programs; and (iii) maintain its focus on customer satisfaction by serving the Company's residents with integrity and respect and providing value and service that exceeds expectations.

     Structure

     The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 1996, it owned a 68.2% general partner interest in the Operating Partnership. The limited partner interests (the "Units") in the Operating Partnership are owned by the officers of the Company and certain individuals who acquired Units in the Operating Partnership as partial consideration for their interests in entities purchased by the Operating Partnership. In addition, on December 30, 1996, the State of Michigan Retirement Systems acquired an 18.5% Class A limited partnership interest in the Operating Partnership.

     The Operating Partnership is a New York limited partnership formed in December, 1993. Holders of Units in the Operating Partnership may redeem a Unit for one share of the Company's common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company. The Company currently anticipates that it will issue shares of common stock rather than pay cash in connection with such redemptions. The Class A limited partnership interest issued to the State of Michigan Retirement Systems has some features, such as a preferred return and anti-dilution rights, that are distinct from the features of the other Units. Management plans to aggressively pursue the use of Units as consideration for acquisition properties.

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

     Including the former employees of Conifer and certain contract employees, the Company currently has approximately 700 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (716) 546-4900.

     Operating Strategies

     The Company will continue to focus on enhancing the investment returns of its Properties by: (i) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company is building its name-brand recognition; (ii) reinforcing its decentralized company orientation by encouraging employees' personal improvement and by providing extensive training; (iii) readily adopting new technology so that the time spent on administration can be decreased and the time spent attracting and serving residents can be increased; (iv) enhancing the quality of living for the Company's residents by improving the quality of service and physical amenities available at each community every year; and (v) engaging in aggressive cost controls and taking advantage of volume discounts, thus benefiting from economies of scale while constantly improving the level of customer service.

     Acquisition and Development Strategies

     The Company's strategy is to make acquisitions in geographic regions that have similar climates, easy access to the Company's headquarters, enough apartments available for acquisition to achieve a critical mass and minimal investment ownership by other apartment REITs. Targeted markets also possess other characteristics similar to the Company's existing markets, including a limited amount of new construction, acquisition opportunities below replacement costs, a mature housing stock and a stable or growing job market. The Company expects that its growth will be primarily in select metropolitan areas within the Northeastern United States.

     The Company may also acquire equity ownership in other public or private entities that own portfolios of apartment communities. Those acquisitions may be part of a strategy to acquire all of the equity ownership in those other entities or some or all of their apartment portfolio.

     In addition, the Company intends to continue to develop and re-develop apartment communities utilizing various government programs. These activities are expected to generate development fees, ongoing management and incentive management fees and participation in residual value for the Company. They also increase the Company's volume purchasing abilities and provide a pipeline for future acquisitions and re-development opportunities.

     Financing and Capital Strategies

     The Company intends to adhere to the following financing policies: (i) maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the market value of outstanding common stock and Units plus total debt) of approximately 50% or less; (ii) utilizing primarily fixed rate debt; (iii) varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and (iv) maintaining a line of credit so that it can respond quickly to acquisition opportunities.

     On December 31, 1996, the Company's debt was $105.2 million and the debt to total capitalization ratio was 34% based on the year-end closing price of the Company's stock at $22.50. The weighted average interest rate on the Company's mortgage debt as of December 31, 1996 was 7.7% and the weighted average maturity was 8 years. Debt maturities are staggered. As of December 31, 1996, the Company had an unsecured line of credit of $25 million for acquisition and other corporate purposes with an interest rate of LIBOR plus 1.75%. As of December 31, 1996, there were no borrowings under the line of credit. As of March 5, 1997, the line of credit had been increased to $35 million with $11.7 million available. The major use of the line of credit since December 31, 1996 was to acquire the Lake Grove Apartments.

     The Company also intends to continue to structure creative private equity transactions to raise capital with limited transaction costs. On December 30, 1996, $35 million was raised through the private sale of a Class A limited partnership interest to the State of Michigan Retirement Systems.

     In addition, in 1996 approximately $14.7 million was raised through the sale of newly issued stock under the Company's Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan (the "Stock Purchase Plan"). This $14.7 million includes approximately $4 million from the sale of stock to the Company's officers and directors in transactions where the Company loaned 50% of the stock purchase price. The Stock Purchase Plan provides a 3% discount from the current market price for existing shareholders and has provided a steady source of capital to fund the Company's continued growth.

     In addition, management expects to continue to fund a significant portion of its continued growth by taking advantage of its UPREIT structure and using Units as currency in acquisition transactions. The Company utilized approximately $10 million worth of Units as partial consideration in acquisition transactions during 1996.

     Competition

     The Company competes with other multifamily developers and other real estate companies in seeking properties for acquisition, potential residents and land for development. The Company's Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction and its focus on attracting senior residents will enable it to maintain its historic occupancy levels. The Company also believes that the minimal increase in new construction of multifamily properties in its markets in 1996 will not have a material adverse effect on its turnover rates or ability to increase rents and minimize operating expenses. To date, the Company has faced little competition in acquiring properties from other REIT's or other operators from outside the region, although the Company may encounter competition from others as it seeks attractive properties in New York State and other states within the Northeastern quadrant.

     Regulation

     Many laws and governmental regulations are applicable to the Properties and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently.
     Under the Americans with Disabilities Act of 1990 (the
     "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Fair Housing
     Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Non-compliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants. Management believes that the owned Properties are substantially in compliance with present ADA and FHAA requirements.

     Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or use the property as collateral. Independent environmental consultants have conducted "Phase I" environmental audits (which involve visual inspection but not soil or groundwater analysis) on substantially all of the Owned Properties. Phase I audit reports did not reveal any environmental liability that would have an adverse effect on the Company.
     In addition, the Company is not aware of any environmental liability that management believes would have a material adverse effect on the Company. There is no assurance that Phase I reports would reveal all environmental liabilities or that environmental conditions not known to the Company may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

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

Item 2.   Properties

     As of December 31, 1996, the Owned Properties consisted of 28 multifamily residential properties containing 7,176 apartment units, one manufactured home community containing 202 home sites and a 35,000 square foot ancillary shopping center located adjacent to a multifamily property. At the time of the IPO, Home Properties owned 11 multifamily properties containing 3,065 apartment units. Simultaneous with the closing of the IPO, it acquired an additional four properties containing 926 units. In 1994, Home Properties purchased two additional communities having 472 units, in 1995 it purchased three communities having 1,061 apartment units and in 1996 purchased ten additional communities having 1,652 apartment units. From the time of the IPO to December 31, 1996, this represents a 234% increase in the number of apartment units owned by Home Properties. In addition, on February 3, 1997, the Operating Partnership acquired Lake Grove Apartments, a 368 unit apartment community located in Lake Grove, Long Island, New York.

     The Owned Properties are located in established markets and are well-maintained and well-leased. Average economic occupancy at the Owned Properties held throughout 1995 and 1996 was 94.3% for 1996. The Owned Properties are generally two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to mature residents and the quality of the services it provides to such residents result in low turnover. The turnover at the Owned Properties owned as of December 31, 1996 was approximately 37.9% for 1996, which is significantly below the national average for garden apartments.

     Management believes the Company was able to increase occupancies and achieve rental rate growth in excess of inflationary levels in 1996 due to physical upgrades made to the Owned Properties, increased marketing efforts and repositioning activities undertaken at its recent acquisitions.

     Resident leases are generally for one year terms and security deposits equal to one month's rent are generally required.

     The table on the next page illustrates certain of the important characteristics of the Owned Properties as of December 31, 1996.

Community Characteristics
(Communities Wholly Owned and Managed by Home Properties)

                                                                                                      December
                                                        Average (1)       (2)           (3)           Average Mthly
                                            Age         Apt     % Mature  Average %     % Resident    Rent Rate/
                                      # of  in    Year  Size    Residents Occupancy     Turnover      Occup Apt
Community           Regional Area     Apts  Years Acq   (Sq Ft) 1996      1996   1995   1996   1995   1996   1995

CORE PORTFOLIO (4)
Garden Village      Buffalo, NY         315    25 1994      850       73% 96.2%   98.0%  28.6%  17.1% $574   $554
Raintree Island     Buffalo, NY         504    25 1985      704       40% 94.1%   95.1%  37.7%  33.3%  572    557
Williamstowne       Buffalo, NY         528    25 1985      708       99% 97.3%   96.9%  15.7%  16.5%  585    567
Retirement Village
1600 Elmwood        Rochester, NY       210    37 1983      891       19% 93.0%   93.9%  51.9%  38.1%  739    705
Brook Hill          Rochester, NY       192    25 1994      999       20% 94.8%   96.5%  44.3%  35.9%  731    697
Finger Lakes Manor  Rochester, NY       153    26 1983      924       65% 92.4%   89.3%  35.9%  36.6%  665    659
Newcastle           Rochester, NY       197    22 1982      873       40% 92.8%   87.6%  46.7%  44.2%  651    611
Apartments
Northgate Manor     Rochester, NY       224    34 1994      800       42% 92.6%   89.3%  26.8%  33.9%  568    554
Perinton Manor      Rochester, NY       224    27 1982      928       66% 94.2%   93.6%  24.6%  29.9%  690    677
Riverton Knolls     Rochester, NY       240    23 1983      911       11% 93.2%   88.0%  75.0%  61.3%  678    651
Spanish Gardens     Rochester, NY       220    23 1994     1030       34% 92.8%   88.0%  25.5%  40.9%  582    585
Springcreek         Rochester, NY        82    24 1984      913       95% 94.4%   96.8%  39.0%  35.4%  527    515
The Meadows         Rochester, NY       113    26 1984      890       52% 93.0%   95.8%  28.3%  30.0%  587    572
Conifer Village     Syracuse, NY        199    18 1994      499       97% 99.9%  100.0%  17.6%  17.1%  563    547
Fairview Heights    Syracuse, NY        210    33 1985      798       13% 92.0%   92.7%  51.4%  57.0%  705    676
Village Green       Syracuse, NY        248     8 1994      908       16% 90.6%   87.8%  52.4%  70.0%  598    575
Wedgewood Village   Columbus, OH        604    39 1986      710       51% 95.5%   94.7%  44.7%  43.3%  417    406
Total/Weighted
Average                               4,463    27           811       51% 94.3%   93.5%  37.2%  36.6%  593    574

1995 Acquisitions
Idylwood            Buffalo, NY         720    27 1995      700       13% 93.5%   88.5%  45.7%  45.0%  524    513
Harborside Manor    Syracuse, NY        281    24 1994      823       17% 92.6%   90.3%  38.8%  40.0%  540    527
Pearl Street (5)    Syracuse, NY         60    26 1995      855       21% 93.5%   95.1%   5.0%    N/A  449    425
Total/Weighted
Average                               1,061    26           741       15% 93.3%   89.3%  41.6%  43.6%  524    512

1996 Acquisitions
Valley Park South   Bethlehem, PA       384    24 1996      987       28% 92.6%     N/A    N/A    N/A  701    N/A
Carriage Hill       Hudson Valley, NY   140    24 1996      845       20% 92.6%     N/A    N/A    N/A  719    N/A
Cornwall Park       Hudson Valley, NY    75    30 1996     1320       26% 92.0%     N/A    N/A    N/A  821    N/A
Lakeshore Villas    Hudson Valley, NY   152    22 1996      956       13% 90.8%     N/A    N/A    N/A  603    N/A
Sunset Gardens      Hudson Valley, NY   217    26 1996      662       53% 87.2%     N/A    N/A    N/A  562    N/A
Hamlet Court        Rochester, NY        98    26 1996      696       64% 95.9%     N/A  13.3%    N/A  589    N/A
Candlewood Gardens  Syracuse, NY        126    26 1995      855       39% 96.0%     N/A  43.7%    N/A  446    N/A
Conifer Court       Syracuse, NY         20    34 1996      720        6% 90.6%     N/A  35.0%    N/A  531    N/A
The Fairways at     Syracuse, NY        200    11 1996      908       15% 78.7%     N/A    N/A    N/A  589    N/A
Village Green (6)
Westminster Place   Syracuse, NY        240    25 1996      913       12% 93.3%     N/A  41.7%    N/A  575    N/A
Total/Weighted
Average                               1,652    23           894       28% 90.4%     N/A  36.2%    N/A  621    N/A

TOTAL/WEIGHTED
AVERAGE                               7,176    26           819       40% 93.7%   92.8%  37.9%  37.9% $589   $562



(1)"% Mature Residents" is the percentage of residents 55 years or older as of December 31, 1996.
(2)"Average % Occupancy" is the economic occupancy. For the core portfolio this is a twelve month average. For communities acquired during 1995 or 1996, this is the average occupancy from the date of acquisition.
(3)"% Resident Turnover" reflects, on an annual basis, the number of move-outs divided by the total number of apartment units.
(4)Core Portfolio = Properties owned prior to 1995.
(5)For most other reporting purposes, Pearl Street is included within the description of Harborside Manor, which is located immediately adjacent to it and with which it is jointly operated.
(6)For most other reporting purposes, The Fairways at Village Green is included within the description of Village Green Apartments, which is located immediately adjacent to it and with which it is jointly operated.

     Property Development

     Management believes that new construction of market-rate multi-family apartments is not economically feasible in most of its markets. Therefore, Home Properties' development and redevelopment activities are expected to be focused on government-assisted multifamily residential housing. Management believes that the Company's expertise in the full continuum of government-assisted and market rate housing provides the Company with the flexibility to react to changing economic conditions and the opportunity to flourish through all phases of economic cycles.

     In 1980, traditional government-assisted housing programs which provided direct rental subsidies (Section 8) began to be phased out. In 1986, however, the Low-Income Housing Tax Credit Program (LIHTC) was introduced. It provides an indirect federal subsidy for the production of low-income housing. The program is administered by each state. The LIHTC offsets income tax liabilities dollar for dollar because it is a tax credit and not a tax deduction.

     In exchange for receiving the credit, the project owner must agree to rent to income qualified individuals at reduced rental rates. Theoretically, the credit is designed to provide the additional return that is necessary to compensate project owners for the reduced rental income.
     Since the Company does not directly benefit from tax credits, its transactions are structured with the Operating Partnership serving as a one percent managing general partner. Limited partners contribute substantial equity in exchange for tax credits. The key benefits that Home Properties receives are: (i) development fee income; (ii) receipt of 75% to 90% of the project cash flow as incentive management fees; (iii) control of the real estate as the managing general partner; (iv) property management fees; and
     (v) participation in future equity build-up. With respect to existing projects, none of these benefits would be impacted retroactively if the LIHTC program were modified or eliminated.

     Through it predecessors, the Company has been developing affordable housing for over 20 years. Management anticipates that this experience, coupled with the financial and property management strengths of the Company, will enable the Company to remain a regional leader in the affordable housing arena. As the only public REIT that serves as a sponsor for LIHTC partnerships, management plans to continue to focus on this very important sector of the housing market.

     In 1996, Home Properties developed or re-developed 775 units in seven apartment communities financed in part through the LIHTC Program. The Company also previously purchased 3 vacant sites for development of government-assisted housing and has a number of other sites and developed properties under option pending allocation of LIHTC funds or the provision of other assistance through government programs.

     Property Management

     As of December 31, 1996, the Managed Properties consist of:
     (i) 3,738 apartment units where Home Properties is the general partner of the entity that owns the property; (ii) 1,654 apartment units, 662 of which are owned by entities that Home Leasing, Conifer or their affiliates serve as general partner; (iii) commercial properties which contain approximately 1.6 million square feet of gross leasable area; (iv) a master planned community known as Gananda, including an 18-hole private golf course and country club;
     (v) a 140 lot Planned Unit Development known as College Greene; (vi) a 202 lot Planned

     Unit Development known as
     Riverton; (vii) a homeowners' association for a 58 unit condominium development; (viii) a nursing home which is leased to a hospital for which the Company provides limited management services; and (ix) 153 acres of vacant land in Old Brookside, the development of which, if it occurs, will be managed by HP Management. All of the Managed Properties other than 992 of the apartment units are owned or controlled by an affiliate of Home Properties, Home Leasing or Conifer. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

     The commercial properties consist of: (i) approximately 950,000 square feet of office space; (ii) approximately 400,000 square feet of retail space; (iii) approximately 75,000 square feet of industrial space; and (iv) approximately 164,000 square feet of warehouse space.

     Supplemental Property Information

     At December 31, 1996, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 1996.

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

Item 4.  Submission of Matters to Vote of Security Holders

     None.

Item X.  Executive Officers and Key Employees

     The following table sets forth the six executive officers and certain of the key employees of the Company, together with their respective ages (as of February 28, 1997), positions and offices.

     Name                  Age  Position

     Norman P. Leenhouts   61   Chairman, Co-Chief Executive
                                Officer and Director of Home
                                Properties, Chairman and
                                Director of HP Management and
                                Director of Conifer Realty

     Nelson B. Leenhouts   61   President, Co-Chief Executive
                                Officer and Director of Home
                                Properties, President, Chief
                                Executive Officer and Director
                                of HP Management and Director of
                                Conifer Realty.

     Richard J. Crossed    57   Executive Vice President and
                                Director of Home Properties and
                                President, Chief Executive
                                Officer and Director of Conifer
                                Realty

     Amy L. Tait           38   Executive Vice President and
                                Director of Home Properties and
                                Director of HP Management

     David P. Gardner      41   Vice President, Chief Financial
                                Officer and Treasurer of Home
                                Properties, Conifer Realty and
                                HP Management

     Ann M. McCormick      40   Vice President, General Counsel
                                and Secretary of Home Properties
                                and HP Management

     William E. Beach      50   Vice President, Commercial
                                Property Management of Home
                                Properties and HP Management

     Lawrence R. Brattain  45   Vice President, Residential
                                Property Management of Home
                                Properties and Conifer Realty

     C. Terence Butwid     52   Vice President, Development of
                                Home Properties and Executive
                                Vice President of Conifer Realty

     Kathleen M. Dunham    51   Vice President, Residential
                                Property Management of Home
                                Properties and Conifer Realty

     Johanna A. Falk       32   Vice President, Marketing of
                                Home Properties

     John H. Fennessey     58   Vice President, Development of
                                Home Properties and Conifer
                                Realty

     Name                  Age  Position

     Timothy A. Florczak   41   Vice President, Residential
                                Property Management of Home
                                Properties

     Thomas L. Fountain    38   Vice President, Commercial
                                Property Management of Home
                                Properties and Conifer Realty

     Timothy Fournier      36   Vice President, Development of
                                Home Properties and Executive
                                Vice President of Conifer Realty

     Robert J. Luken       32   Vice President and Controller of
                                Home Properties

     Paul O'Leary          44   Vice President, Residential
                                Property Management of Home
                                Properties

     John Oster            47   Vice President, Development of
                                Home Properties and Conifer
                                Realty

     Dale C. Prunoske      45   Vice President, Development of
                                Home Properties and Conifer
                                Realty

     Richard J. Struzzi    43   Vice President, Development of
                                Home Properties and HP
                                Management

     Robert C. Tait        39   Vice President, Commercial
                                Property Management of Home
                                Properties and HP Management

     Laurie L. Willard     40   Vice President, Residential
                                Property Marketing of Home
                                Properties

     Information regarding Richard Crossed, Nelson and Norman
     Leenhouts and Amy Tait is set forth below under "Board of Directors" in Item 10.

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

     Johanna A. Falk has served as a Vice President of the Company since 1997. She joined the Company in 1995 as an investor relations specialist. Prior to joining the Company, Mrs. Falk was employed as a marketing manager at Bausch & Lomb Incorporated and Champion Products, Inc. and as a financial analyst at Kidder Peabody. She is a graduate of Cornell University and holds a Masters Degree in Business Administration from the Wharton School of The University of Pennsylvania.

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

     Robert J. Luken has served as Controller of the Company since 1996 and as a Vice President since 1997. Prior to joining the Company, he was the Controller of Bell Corp. of Rochester and an Audit Supervisor for Coopers & Lybrand.
     Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant.

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

                            PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

     The Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "HME" since July 28, 1994. The following table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all distributions paid.

     1995

     First Quarter          $20      $17      $.4125
     Second Quarter         $19      $16-3/4  $.4125
     Third Quarter          $18-1/2  $16-7/8  $.4125
     Fourth Quarter         $17-3/4  $16-1/2  $.42

     1996

     First Quarter          $20-5/8  $17-1/8  $.42
     Second Quarter         $21      $19-1/4  $.42
     Third Quarter          $20-5/8  $19-3/8  $.42
     Fourth Quarter         $22-5/8  $19-7/8  $.43

     1997
     January 1, 1997
      to February 24, 1997  $25-1/4  $22      $.43

     Item 6.   Selected Financial Data

     The following table sets forth selected financial and operating data on a historical basis for the Company and the Original Properties and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K.

                                               COMPANY                 ORIGINAL PROPERTIES
                                     ---------------------------   ---------------------------
                                                         8/4/94    1/1/94
                                                         Through   Through
                                      1996      1995    12/31/94   8/3/94     1993      1992
                                        (in thousands, except per share and property data)
Revenues:
Rental Income                         $42,214   $31,705   $10,995   $11,526   $19,189   $18,748
Other Income                            3,456     2,596       948       494       783       743
Property management income (1)              -                           834     1,448     1,358
                                      -------   -------   -------   -------   -------   -------
TOTAL REVENUES                         45,670    34,301    11,943    12,854    21,420    20,849
                                      -------   -------   -------   -------   -------   -------

Expenses:
Operating and maintenance              21,859    15,911     5,267     6,329    10,035     9,886
Property management (1)                     -         -         -       625     1,139     1,047
General & administrative                1,482     1,200       400       407       680       663
Interest                                9,208     6,432     1,444     3,126     5,113     5,300
Depreciation & amortization             8,077     6,258     2,191     1,584     2,656     2,729
                                      -------   -------   -------   -------   -------   -------
TOTAL EXPENSES                         40,626    29,801     9,302    12,071    19,623    19,625
                                      -------   -------   -------   -------   -------   -------

Income before minority interest and
extraordinary item                      5,044     4,500     2,641       783     1,797     1,224
Minority interest                         897       455       256         -         -         -
                                      -------   -------   -------   -------   -------   -------
Income before extraordinary item        4,147     4,045     2,385       783     1,797     1,224
Extraordinary item, prepayment
penalties, net of allocation to             -   (1,249)   (2,498)         -         -         -
minority interest                     -------   -------   -------   -------   -------   -------
Net income (loss)                      $4,147    $2,796    $(113)      $783    $1,797    $1,224
                                      =======   =======   =======   =======   =======   =======

Net income (loss) per common share    $   .74  $    .52   $ (.02)       N/A       N/A       N/A
                                      =======   =======   =======
Cash dividends declared per common
share                                  $ 1.69    $ 1.66    $  .26       N/A       N/A       N/A
                                      =======   =======   =======

Balance Sheet Data:
Real estate, before accumulated      $261,773  $198,203  $162,991   $77,371   $76,646   $75,296
depreciation
Total assets                          248,631   181,462   148,709    60,014    59,490    60,732
Total debt                            105,176    91,119    52,816    57,952    58,583    59,622
Stockholders' equity/Owners'           83,030    75,780    81,941   (2,741)   (2,591)   (2,546)
(deficit)

Other Data:
Funds from Operations (2)             $13,384   $11,025    $4,822    $2,348    $4,402    $3,892
Cash available for distribution (3)   $11,022   $ 9,348    $4,369    $1,885    $3,608    $3,098
Net cash provided by (used in)
operating  activities                 $14,241    $9,811    $3,151    $2,527    $4,188    $4,153
Net cash provided by (used in)
investing  activities               $(25,641) $(21,348) $(71,110)  $(1,168)  $(1,350)    $(690)
Net cash provided by (used in)
financing  activities                 $12,111   $10,714   $68,315  $(1,689)  $(2,881)  $(2,819)
Weighted average number of shares
outstanding                         5,601,027 5,408,474 5,408,230       N/A       N/A       N/A
Total communities
owned, at end of period                    28        20        19        12        12        12
Total apartment units owned,
at end of period                        7,176     5,650     4,744     3,065     3,065     3,065


(1) Property management income and expense represents the management activities of Home Leasing Corporation prior to the formation of HP Management.

(2)  Management considers Funds from Operations to be an
     appropriate measure of the performance of an equity REIT.
     Effective January 1, 1996, the Company has adopted NAREIT's revised White Paper definition of calculating funds from
     operations (New FFO).  All prior periods presented have been restated to conform to New FFO. "Funds from Operations" is generally defined by NAREIT as net income (loss) before gains (losses)
     from the sale of property plus real estate depreciation,
     including adjustments for unconsolidated partnerships and
     joint ventures.   Funds from Operations does not represent
     cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity. Funds from Operations does not actually represent the cash made available to investors in the periods presented.

Funds from Operations is calculated as follows:

                                                      8/4/94    1/1/94
                                                      Through   Through
                                   1996      1995    12/31/94   8/3/94     1993      1992

Net income (loss)                   $4,147    $2,796    ($113)      $783    $1,797    $1,224
Depreciation - real property*        8,332     6,525     2,181     1,565     2,605     2,668
Loss on sale of property                 8         -         -         -         -         -
Minority interest                      897       455       256         -         -         -
Extraordinary item (prepayment
penalties)                               -     1,249     2,498         -         -         -
                                   -------   -------   -------   -------   -------    ------
Funds from Operations              $13,384   $11,025    $4,822    $2,348    $4,402    $3,892
                                   =======   =======   =======   =======   =======    ======

Weighted average shares/units      6,813.2   6,015.1   5,983.6       N/A       N/A       N/A


*Includes amounts passed through from unconsolidated investments.

The FFO presentation above may not be comparable to other similarly titled measures of FFO of other REITs.

Quarterly information on Funds from Operations for the two most recent years is as follows:


        1995            1st      2nd      3rd       4th     Total
Funds from
  Operations before
  minority interest     $2,326   $2,555   $2,991   $3,153   $11,025
Weighted Average
   Shares/Units        5,998.6  6,020.5  6,020.5  6,020.6   6,015.1

1996
Funds from
  Operations before
  minority interest     $2,749   $3,078   $3,647   $3,910   $13,384
Weighted Average
  Shares/Units         6,612.8  6,617.6  6,849.4  7,168.4   6,813.2


 (3) Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $350 ($300 for 1992-1995) per apartment unit, $94 per manufactured home site and $.25 per square foot for the 35,000 square foot ancillary convenient shopping area at Wedgewood. It is the Company's policy to fund its investing activities and financing activities with the proceeds of its Line of Credit or new debt.

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

     The Company is engaged primarily in the ownership, management, acquisition and development of residential apartment communities. On August 4, 1994, the Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") and engaged in formation transactions designed to enable the Company to continue and expand the multifamily residential operations of Home Leasing Corporation.

     Certain capitalized terms, as used herein, are defined in the Notes to the Consolidated and Combined Financial
     Statements.

     Results of Operations

     Comparison of year ended December 31, 1996 to year ended
     December 31, 1995.

     The Company owned 18 properties consisting of 4,463 apartment units acquired prior to January 1, 1995 where comparable operating results are available for the years presented (the "Core Properties"). For the year ending December 31, 1996, the Core Properties showed an increase in rental revenues of 4.2% and a net operating income increase of 3.3% over the 1995 year-end period. Property level operating expense increases were 5.3%, primarily attributable to significant increased utility costs associated with severe winter weather during the first two quarters of 1996. Average economic occupancy for the Core Properties increased to 94.3% from 93.5%, with average monthly rental rates increasing 3.3% to $583.

     During 1996, the Company acquired a total of 1,652 apartment units in ten new communities (the "1996 Communities"). In addition, the Company experienced full year results for the 1,061 apartment units in three new apartment communities (the "1995 Communities") acquired during 1995. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1996.

     For the year ended December 31, 1996, operating income increased by $544,000 when compared to the year ended December 31, 1995. The increase was primarily attributable to the following factors: an increase in rental income of $10,509,000, and an increase in other income of $860,000. These changes were partially offset by an increase in operating and maintenance expense of $5,948,000, an increase in general and administrative expense of $282,000, an increase in interest expense of $2,776,000 and an increase in depreciation and amortization of $1,819,000.

     Of the $10,509,000 increase in rental income, $4,106,000 is attributable to the 1995 Communities and $5,176,000 is attributable to the 1996 Communities. The balance is a 4.2% increase from the Core Properties due primarily to an increase of 3.3% in weighted average rental rates, plus an increase in occupancy from 93.5% to 94.3%.

     Other income increased in 1996 by $897,000. Of this increase, $322,000 is from development fee income from eight apartment communities developed under the Low Income Housing Tax Credit Program where the Company is a general partner. In addition, other significant components include $179,000 from increased interest income, $168,000 from increased management fees from residential properties and $107,000 from the increase of the net results from the Management Companies.

     Of the $5,948,000 increase in operating and maintenance expenses, $2,370,000 is attributable to the 1995
     Communities and $2,821,000 is attributable to the 1996 Communities. The balance for the Core Properties, or $757,000, represents a 5.3% increase over 1995. The major area of increase in the Core Properties occurred in utilities, personnel and snow removal costs due to the severe Winter weather and a cooler Spring experienced in 1996 compared to an unusually mild 1995.

     The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the Core Properties was 48.6% and 48.2% for 1996 and 1995 respectively. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in New York State and the practice in its markets of typically including heating expenses in base rent.

     General and administrative expenses increased in 1996 by $282,000, or 24% from $1,200,000 in 1995 to $1,482,000 in
     1996. These increases are primarily due to increased corporate personnel. However, general and administrative expenses as a percentage of total revenues decreased from 3.5% in 1995 to 3.2% in 1996 as a result of increased efficiencies from the economies of scale

     Interest expense increased in 1996 by $2,776,000 as a result of the acquisition of the 1996 Communities and full year interest expense for the 1995 Communities. The 1995 Communities, costing in excess of $25,000,000, were acquired substantially with assumed or new debt. The 1996 Communities, costing in excess of $54,000,000, were acquired with $44,000,000 of assumed new debt, in addition to the use of Operating Partnership Units ("UPREIT" units). Amortization relating to interest rate reduction agreements of $335,000 was included in interest expense during 1996 and 1995. In addition, amortization from deferred charges relating to the financing of properties totaling $255,000 and $321,000 was included in interest expense for 1996 and 1995, respectively.

     Comparison of year ended December 31, 1995 to year ended
     December 31, 1994.

     During 1995, the Company acquired a total of 1,061 apartment units in three new communities (the "1995 Communities"). In addition, the Company experienced full year results for the 1,398 apartment units in six new apartment communities (the "1994 Communities") acquired from August 4, 1994 to December 31, 1994. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1995.

     For the year ended December 31, 1995, operating income increased by $1,076,000 when compared to the year ended December 31, 1994. The increase was primarily attributable to the following factors: an increase in rental income of $9,184,000, and an increase in other income of $1,154,000. These changes were partially offset by an increase in operating and maintenance expense of $4,315,000, an increase in general and administrative expense of $393,000, an increase in interest expense of $1,862,000 and an increase in depreciation and amortization of $2,483,000.

     For the year ended December 31, 1995 and 1994, the Company incurred prepayment penalties of $1,390,000 and $2,763,000 on the paydown of certain debt instruments. These penalties have been accounted for as extraordinary items. The 1995 paydowns totaled $39,080,000 from six debt instruments, and were financed by three new borrowings in excess of $40,000,000. The 1994 paydowns totaled $29,796,000 from seven debt instruments and were financed from the proceeds of the IPO.

     Of the $9,184,000 increase in rental income, $6,178,000 is attributable to the 1994 Communities and $2,655,000 is attributable to the 1995 Communities. The balance of this increase, which is from the Original Properties, was due primarily to an increase of 2.9% in weighted average rental rates, offset by a decrease in occupancy from 94.7% to 93.5%

     Other income increased in 1995 by $930,000. Of this increase, $430,000 is from development fee income from four apartment communities developed under the Low Income Housing Tax Credit Program where the Company is a general partner. In addition, $382,000 is from increased interest income, $86,000 is from increased management fees from residential properties and $32,000 is from other miscellaneous increases. Of the large increase in interest income, $230,000 is from a construction loan outstanding to College Greene Rental Associates, L.P. This advance was repaid in February, 1996.

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

     General and administrative expenses increased in 1995 by $393,000, or 49% from $807,000 in 1994 to $1,200,000 in
     1995. Of this increase, $131,000 was due primarily to costs associated with becoming a public company for a full year versus five months in 1994. The balance, representing a 32% increase, was due primarily to increased payroll and payroll expense of $165,000 (mostly from new positions), increased travel of $29,000 and increased legal and accounting of $33,000. These increases occurred during a period when the weighted average portfolio of apartment units owned (including general partnerships) increased by 61%.

     Interest expense increased in 1995 by $1,862,000 as a result of the acquisition of the 1995 Communities and full year interest expense for the 1994 Communities. The 1995 Communities, costing in excess of $25,000,000, were acquired substantially with assumed or new debt. Amortization relating to interest rate reduction agreements of $335,000 and $137,000 was included in interest expense during 1995 and 1994, respectively. In addition, amortization from deferred charges relating to the financing of properties totaling $321,000 and $161,000 was included in interest expense for 1995 and 1994, respectively.

     Liquidity and Capital Resources

     The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayments. The Company may also engage in transactions whereby it acquires equity ownership in other public or private companies that own portfolios of apartment communities. Those transactions may be part of a strategy to acquire all of the equity ownership in those other companies.

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

     To the extent that the Company does not satisfy its long-
     term liquidity requirements through net cash flows provided by operating activities and the line of credit, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan, property debt financing, or issuing additional common shares or shares
     of the Company's preferred stock.   As of February 28, 1997,
     the Company's Form S-3 Registration Statement has been declared effective relating to the issuance of up to $100 million of shares of common stock or other securities.

     On December 30, 1996, capital was raised in a private placement through the sale of a $35,000,000 Class A Limited Partnership Interest to a state pension fund. The interest, which can be converted into 1,666,667 shares of common stock, will receive a preferred return equal to the greater of: (a) 9.25% on the original investment during the first two years declining to 9.0% thereafter; or (b) the actual dividends paid to common shareholders on 1,666,667 shares. Any unconverted interest can be redeemed without premium by the Company after ten years. Proceeds of the transaction, which are anticipated to be used to fund future acquisitions, were used to repay floating rate debt on an interim basis.

     Another source of capital results from the issuance of UPREIT units for property acquisitions. The Company successfully completed acquisitions during 1996 using
     UPREIT units totaling approximately $10,000,000.

     In November, 1995, the Company established a Dividend Reinvestment Plan. The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. During 1996, over $14,700,000 was raised through this program, including over $4,100,000 from officers and directors financed by a Company loan of $2,061,000 and bank loans guaranteed by the Company which total $1,874,000 at December 31, 1996.

     The Company has an unsecured line of credit of $25 million, all available at December 31, 1996. Borrowings under the line bear interest at 1.75% over the one-month LIBOR rate.
     The line of credit expires on August 22, 1997. The Company intends to either renew the line for another year or establish a new or additional line with a different institution. As of March 5, 1997, the line of credit has been increased to $35 million, with $11.7 million available. The major use of the line since December 31, 1996, was to acquire Lake Grove Apartments.

     As of December 31, 1996, the weighted average rate of interest on the Company's mortgage debt is 7.7% and the weighted average maturity of such indebtedness is 8 years. Floating rate debt has been reduced at year end to only 3% of outstanding debt at December 31, 1996. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition. Floating rate debt represented 21% of outstanding debt on March 5, 1997.

     The Company's net cash provided by operating activities increased from $9,811,000 for the year ended December 31, 1995 to $14,241,000 for the year ended December 31, 1996. The increase was principally due to the acquisition of the 1995 and 1996 Communities, offset by the prepayment penalties incurred in 1995 accounted for as extraordinary items.

     Net cash used in investing activities increased from $21,348,000 in 1995 to $25,641,000 in 1996, resulting from a higher level of acquisitions in 1996 (1,652 apartment units) than in 1995 (1,061 apartment units).

     The Company's net cash provided by financing activities increased from $10,714,000 in 1995 to $12,111,000 in 1996.
     The major source of financing in 1995 was debt related, with $21,363,000 of net debt proceeds utilized to fund property acquisitions and additions. In 1996, sales of shares and UPREIT unit proceeds of $59,795,000 were used to repay debt by $21,792,000 and fund property acquisitions and additions.

     Capital Improvements.

     Total capital improvement expenditures increased from $8,179,000 in 1995 to $8,843,000 in 1996. Of the
     $8,843,000 expenditures, $1,387,000 is attributable to the 1996 Communities and $1,621,000 is attributable to the 1995 Communities. The balance of $5,835,000 is allocated between the Core Properties of $4,928,000 and $907,000 for land acquired for development.

     Recurring, non-revenue enhancing capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Funding for these capital replacements are provided by cash flows from operating activities. The Company estimates that approximately $350 per unit is spent on capital replacements in a normal year to maintain the condition of its properties.

     In 1996, $3,300,000 in capital expenditures for the Core
     Properties was incurred to fund non-recurring, revenue
     enhancing upgrades, including the following:  construction of two new community centers; conversion of one property
     from radiant to gas heat; continued additions of new windows and exterior siding to one community; energy conservation measures; and the modernization of numerous kitchens and
     bathrooms.  In addition, over $2,300,000 in substantial
     rehabilitations was incurred on acquisition properties as
     part of management's acquisition and repositioning
     strategies.   The pace of capital replacements was
     accelerated to improve the overall competitive condition of the properties. Funding for these capital improvements was provided by the line of credit and other credit facilities.

     During 1997, the Company expects to continue to fund similar non-recurring, revenue enhancing upgrades as well as rehabilitations to acquisition properties in addition to normal capital replacements.

     Recent Accounting Developments

     The Company will adopt the provisions of Statement of Accounting Standards No. 128, "Earnings Per Share" for the year ended December 31, 1997. Management does not anticipate the adoption of this statement to have a material impact on the financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.

                            PART III


Item 10. Directors and Executive Officers of the Registrant

     Directors

     The Board of Directors (the "Board") currently consists of eleven members. Effective with the consummation of the transaction with the State of Michigan Retirement System, the Board increased its number from 10 to 11 and elected Alan J. Gosule as a director to serve until the 1997 Shareholders' Meeting. The terms for all of the directors of Home Properties expire at that Shareholders' Meeting.

     The information sets forth, as of February 28, 1997, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

                                    Year First
     Name of Director         Age   Elected Director

     Burton S. August, Sr.    81    1994
     William Balderston, III  69    1994
     Richard J. Crossed       57    1996
     Alan L. Gosule           56    1996
     Leonard F. Helbig, III   51    1994
     Roger W. Kober           63    1994
     Nelson B. Leenhouts      61    1993
     Norman Leenhouts         61    1993
     Clifford W. Smith, Jr.   50    1994
     Paul L. Smith            61    1994
     Amy L. Tait              38    1993


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

     William Balderston, III has been a director of the Company since August, 1994. From 1991 to the end of 1992, he was an Executive Vice President of The Chase Manhattan Bank, N.A. From 1986 to 1991, he was President and Chief Executive Officer of Chase Lincoln First Bank, N.A., which was merged into The Chase Manhattan Bank, N.A. He is a director of Bausch & Lomb Incorporated and Rochester Gas and Electric Corporation, as well as a Trustee of the University of Rochester. Mr. Balderston is a graduate of Dartmouth College.

     Richard J. Crossed has served as a director of the Company and as a director, President and Chief Executive Officer of Conifer Realty since January 1, 1996. He has served as President and Chief Executive Officer of Conifer from 1985. Prior to becoming President of Conifer, he served as Director of Development for Conifer. Mr. Crossed is a director of St. Joseph's Villa and is active in many housing organizations. He has served on the New York State Housing Turnkey Task Force and New York State Low-Income Housing Tax Credit Task Force. Mr. Crossed is a graduate of Bellarmine College.

     Alan L. Gosule, 56, has been a director of the Company since December, 1996. Mr. Gosule has been a partner in the law firm of Roger & Wells, New York, New York, since August, 1991 and prior to that time was a partner in the law firm of Gaston & Snow. He serves as Chairman of the Rogers & Wells Tax Department and Real Estate Securities practice group. Mr. Gosule is a graduate of Boston University and its Law School and received a LL.M. from Georgetown University. Mr. Gosule also serves on the Boards of Directors of 15 funds of the Northstar Mutual Funds, the Simpson Housing Limited Partnership and F.C. Putnam Investment Management Company. Rogers & Wells acted as counsel to Coopers & Lybrand, LLP in its capacity as advisor to the State Treasurer of the State of Michigan in connection with its investment of retirement funds in the Operating Partnership and Mr. Gosule was the nominee of the State Treasurer under the terms of the investment agreements described above.

     Leonard F. Helbig, III has been a director of the Company since August, 1994. Mr. Helbig has served as Executive Managing Director of the Asset Services Group and a Director of Cushman & Wakefield since 1984. He joined Cushman & Wakefield in 1980 and is also a member of that firm's Executive and National Management Committees. Mr. Helbig is a member of the Urban Land Institute, the Pension Real Estate Association and the International Council of Shopping Centers. Mr. Helbig is a graduate of LaSalle University and holds the MAI designation of the American Institute of Real Estate Appraisers.

     Roger W. Kober has been a director of the Company since August, 1994. Mr. Kober is the Chairman of the Board and Chief Executive Officer of Rochester Gas and Electric Corporation where he has been employed since 1965. He is also a member of the Board of Trustees of Rochester Institute of Technology and a director of the Association of Edison Illuminating Companies, the Chase Upstate Advisory Council, the Greater Rochester Metro Chamber of Commerce, the United Way of Greater Rochester, Inc. and other civic and professional organizations. Mr. Kober is a graduate of Clarkson College and holds a Masters Degree in Engineering from Rochester Institute of Technology.

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

     Norman P. Leenhouts has served as Chairman of the Board of Directors and a director of the Company since its inception in 1993. He has also served as Chairman of the Board of HP Management and as a director of Conifer Realty since their formation. Norman Leenhouts was a co-owner, together with Nelson Leenhouts, of Home Leasing and served as Chairman of Home Leasing from 1971. He is a director of Hauser
     Corporation and Rochester Downtown Development Corporation.
     He also serves as Chairman of the Board of Trustees of Roberts Wesleyan College and as a trustee of the University of Rochester. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

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

     Paul L. Smith has been a director of the Company since August, 1994. Mr. Smith was a director, Senior Vice President and the Chief Financial Officer of the Eastman Kodak Company from 1983 until he retired in 1993. He is currently a director of Rochester General Hospital and GeVa Theatre and is a member of the Board of Trustees of the George Eastman House. Mr. Smith also serves on the Boards of Directors of Performance Technologies, Inc. and BioWorks, Inc. Mr. Smith is a graduate of Ohio Wesleyan University and holds an MBA Degree in finance from Northwestern University.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied except as follows. Amy Tait's Form 4 for August, 1996 with respect to her acquisition of shares of Common Stock and options under the Company's Executive and Director Stock Purchase Program did not reflect the acquisition of shares and options under the same Program by her husband, Robert Tait, a Vice President of the Company. The Form 4 was subsequently amended to reflect this omission. Burton August's interest in 4,246 Units in the Operating Partnership received in connection with the Conifer Transaction were reported in last year's proxy statement and Report on Form 10-K, but was not reflected on a Form 4 for January, 1996. A Form 4 reflecting these interests was subsequently filed.

Item 11.  Executive Compensation

       The following table sets forth the cash compensation paid during 1994, 1995 and 1996 to the Company's Co-Chief Executive Officers and other most highly compensated executive officers. Except for the Co-Chief Executive Officers, no executive officer's annual salary and bonus exceeded $100,000 on an annualized basis during the fiscal years ending December 31, 1994 and 1995.

                   Summary Compensation Table

                                                                           Long-Term
                                                                           Compensation
                                                     Annual Compensation   Awards Shares

                                                                           Underlying
Name and Principal Position                Year      Salary     Bonus      Options

Norman P. Leenhouts                        1994(1)   $ 50,000   $14,556    88,000 sh.
Chairman and Co-Chief Executive Officer    1995       132,000         0         0
                                           1996       145,200    59,702     7,338 sh.(4)
Nelson B. Leenhouts                        1994(1)     50,000    14,556    88,000 sh.
President and Co-Chief Executive Officer   1995       132,000         0         0
                                           1996       145,200    59,702     7,338 sh.(4)

Richard J. Crossed                         1996(2)    145,200    59,702    88,000 sh.(3)
Executive Vice President                                                    7,338 sh.(4)

Amy L. Tait                                1994(1)     33,333    16,495    88,000 sh.
Executive Vice President                   1995        87,917         0         0
                                           1996       103,000    42,351     5,206 sh.(4)

________________
(1) Amounts reported reflect actual
  base salary earned during the Company's period of operations from August 4, 1994 through December 31, 1994. The annual base salary of each of Norman and Nelson Leenhouts for 1994 was $120,000 and for Amy Tait was $80,000.
(2) Mr. Crossed was not employed by the Company in 1994 and 1995.
(3) Issued in connection with the Conifer Transaction.
(4) These options were granted under
  the Company's Stock Benefit Plan in connection with the purchase of the Company's common stock under the Executive and Director Stock Purchase and Loan Program described below. The options are exercisable for ten years at $20.50 per share and vest over five years.

Option Grants in Fiscal Year 1996

     The following table sets forth certain information relating to the options granted with respect to fiscal year ended December 31, 1996. The columns labelled "Potential Realizable Value" are based on hypothetical 5% and 10% growth assumptions in accordance with the rules of the Securities and Exchange Commission. The Company cannot predict the actual growth rate of the Common Stock.


               Option Grants In Last Fiscal Year*

                                 Individual Grants
                     -------------------------------------------------
                                                                           Potential
                                                                           Realizable Value
                                  Percent of                               at Assumed Annual
                     Number of    Total Options                            Rates of Stock
                     Shares       Granted to                               Price Appreciation
                     Underlying   Employees    Exercise or                 For Option Term
                     Options      in Fiscal    Base Price   Expiration     ------------------
Name                 Granted      Year         ($/sh)       Date           5%          10%

Norman P.             7,338       (1)           $20.50      8/12/2006      $   94,587   $  239,732
Leenhouts

Nelson B.             7,338       (1)           $20.50      8/12/2006      $   94,587   $  239,732
Leenhouts

Richard J.           88,000       (2)           $19.00      1/2/2006       $1,051,600   $2,664,640
Crossed               7,338       (1)           $20.50      8/12/2006      $   94,587   $  239,732

Amy L. Tait           5,206       (1)           $20.50      1/2/2006       $   67,105      170,080

____________
* Stock appreciation rights were not granted in 1996.

(1) These stock options were granted in
  connection with the purchase by the named individuals of shares of Common Stock under the Executive and Director Stock Purchase and Loan Program described below. An option to purchase .25 shares of Common Stock was granted, with an exercise price equal to fair market value on the date of grant, for each share purchased.
(2) Issued in connection with the Conifer Transaction.

Option Exercises and Year-End Option Values

No options were exercised in 1996. The following table sets forth the value of options held at the end of 1996 by the Company's named Executive Officers.


      Aggregated Option Exercises in Last Fiscal Year and
                Fiscal Year-End Option Values(1)

                     Number of
                       Shares                                  Value of Unexercised in-
                      Acquired             Number of Shares              the-
                         on       Value       Underlying           Money Options at
       Name           Exercise   Realized     Unexercised        Fiscal-Year-End (2)
                                           Options at Fiscal
                                               Year-End

                                            Exercisable  Unexercisable   Exercisable  Unexercisable

Norman P. Leenhouts      0          0        88,000 sh.      7,338 sh.      $308,000        $14,676

Nelson B. Leenhouts      0          0        88,000 sh.      7,338 sh.      $308,000        $14,676

Richard J. Crossed       0          0        88,000 sh.      7,338 sh.      $308,000        $14,676

Amy L. Tait              0          0        35,200 sh.     58,006 sh.      $123,200       $195,212


(1) Stock appreciation rights were not
granted in 1996.
(2) Based on the last reported sale
  price of the Common Stock on the NYSE on December 31, 1996 of $22.50 less the per Share exercise price of the options.

Employment Agreements

     Norman and Nelson Leenhouts entered into employment agreements with the Company prior to its initial public offering providing for an initial term of five years commencing August 4, 1994. The agreements provide for the employment of Norman P. Leenhouts as Chairman of the Board and Co-Chief Executive Officer of the Company at an annual base salary of $120,000 and Nelson B. Leenhouts as President and Co-Chief Executive Officer of the Company and President and Chief Executive Officer of HP Management at an annual base salary of $120,000. The base salaries under each employment agreement automatically increase by 10% each year starting January 1, 1995. Although their employment agreements provide for a specific formula for the payment of incentive compensation to each of Norman and Nelson Leenhouts, they have voluntarily agreed to waive application of that formula and instead receive incentive compensation pursuant to the Company's Incentive Compensation Plan as it may be revised by the Compensation Committee from time to time. The employment agreements also provide that if employment is terminated by the Company or not renewed without cause, or terminated by the executive for good reason at any time, then the executive is entitled to receive a severance payment equal to the executive's annual base salary and incentive compensation for the preceding year multiplied by two or the number of years remaining of the initial term, whichever is greater.

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

     Richard J. Crossed also entered into and Employment Agreement with the Company, effective January 1, 1996. The terms of that agreement are substantially the same as the employment agreements entered into by Norman and Nelson Leenhouts as described above. The initial term is for five years and identical termination provisions are provided. In his employment agreement, Mr. Crossed has agreed not to compete with the Company during the term of his employment and, if he is terminated by the Company for cause or resigns without good reason, for three years thereafter.

Incentive Compensation Plan

     The Company's incentive compensation plan (the "Incentive Plan") for officers and key employees of the Company was amended for 1996 to provide that eligible officer and key employees may earn a cash bonus ranging from 5% to 50% of base salary based on increases in the Company's Funds from
     Operations per Share  ("FFO").   The 1996 Incentive Plan
     provides for a bonus pool to be established as follows:

     Growth in FFO/Share  Percent of Growth
                          Contributed to Bonus Pool

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

     Executive and Director Stock Purchase and Loan Program

     In August 1996, the Board of Directors approved an Executive and Director Stock Purchase and Loan Program. Pursuant to the program, each officer and director of the Company was eligible to receive loans for the purchase of Common Stock under the Company's Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan ("Dividend Reinvestment Plan") and receive options to purchase Common Stock under the Company's Stock Benefit Plan. The one-time program provided for loans up to a formula amount for each officer based on salary and bonus category and up to $60,000 for each independent director. The Company loaned approximately 50% of the purchase price and arranged loans from a commercial bank, guaranteed by the Company, for the balance. The program also provided for the issuance of stock options to purchase .25 shares of Common Stock at the fair market value on the date of issuance ($20.50) for each share of Common Stock purchased. In the aggregate, eighteen officers purchased 190,345 shares of Common Stock and received 47,592 options to purchase Common Stock at an exercise price of $20.50 vesting over five years. The six independent directors purchased an aggregate of

     18,198 shares of Common Stock and received options to purchase 4,554 shares of Common Stock for $20.50 per share
     vesting over five years.   The Company loaned the directors
     and officers an aggregate of $2,063,469 maturing on August 31, 2016 with simple interest at 7% and guaranteed bank loans totaling $2,033,180 repayable from the quarterly dividends on the stock and the proceeds of any sale of the stock.

     Compensation of Directors

     In 1996, the Company paid its directors who are not employees of the Company annual compensation of $9,000 plus $1,000 per day for attendance (in person or by telephone) at Board and committee meetings. Effective January 1, 1997, the annual director fee was increased to $10,000 per year. Directors of the Company who are employees of the Company do not receive any compensation for their services as
     directors.    All directors are reimbursed for their
     expenses incurred in attending directors' meetings.
     Pursuant to the Company's Stock Benefit Plan, each non-employee director (other than Mr. Gosule) was granted options to purchase 3,000 shares of Common Stock immediately
     following the annual meeting of stockholders in 1996.   The
     options have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The Stock Benefit Plan does not have additional options available for awards to directors. Subject to stockholder approval of the changes to the Stock Benefit Plan, the Board has approved additional awards to each director of options to purchase 3,500 shares of Common Stock immediately following the annual meeting of stockholders in each of 1997, 1998 and 1999 at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. In addition, stockholder approval of the proposed changes to the Stock Benefit Plan would ratify the grants of options to purchase 4,554 shares of Common Stock in August 1996 in connection with the Executive and Director Stock Purchase and Loan Program described below.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During the fiscal year 1996, the Compensation Committee was comprised of Burton S. August, Sr., William Balderston, III and Clifford W. Smith, Jr. None of them have ever been an officer of the Company or any of its subsidiaries. Alan L. Gosule joined the Committee at the beginning of 1997. Each of the Compensation Committee members other than Mr. Gosule, as well as each of the other independent directors, participated in the Company's Executive and Director Stock Purchase and Loan Program on August 12, 1996 and purchased 3,033 shares of Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan for $19.788 per share (3% below the five-day average market value as provided in that Plan) and received options to purchase 759 shares of Common Stock at the fair market value on that date of $20.50 per share. The purchases were financed 50% by a loan from the Company due August 31, 2016 bearing simple interest at 7% per annum and 50% by a loan from a commercial bank
     arranged by and guaranteed by the Company.   Mr. August also
     had an interest in the transactions consummated in January 1996 because he and members of his immediate family had interests in a limited partnership merged into the Operating Partnership as part of the Conifer Transaction. In connection with such merger, Mr. August received 4,246 Units in the Operating Partnership, and his immediate family members received 5,404 Units in the Operating Partnership, as merger consideration.

Item 12.   Securities Ownership of Certain Beneficial Owners and
Management

     The following table sets forth information as of February 24, 1997 regarding the beneficial ownership of shares of Common Stock by (i) directors, nominees and certain executive officers of Home Properties, and
     (ii) directors, nominees and executive officers of Home Properties as a group, and (iii) each person known by the Company to be the beneficial owner of more than a 5% interest in the Company. The table also includes information relating to the number and percentage of shares of Common Stock and partnership units of the Operating Partnership ("Units") beneficially owned by the persons included in (i) and (ii) above (such Units are exchangeable into shares, or cash at the election of the independent directors of the Company. In preparing this table, the Company has relied on information supplied by its officers, directors, Nominees and certain stockholders, and upon information contained in filings with the SEC.

                            Number of Shares Percentage of       Number of        Percentage
Name and Address of         Beneficially     Outstanding         Shares/Units     of
Beneficial Owner            Owned            Shares(2)           Owned            Shares/Units

Norman P. Leenhouts         118,353(1)       1.9%                387,513(1)(3)          4.1%(4)

Nelson B. Leenhouts         117,453(1)       1.8%                386,365(1)(3)          4.1%(4)

Richard J. Crossed          118,852(5)       1.9%                313,816(5)             3.3%

Amy L. Tait                 59,268(6)        *                   73,011(6)                 *

Burton S. August, Sr.       30,533(8)        *                   34,779(7)(8)              *

William Balderston, III     13,533(7)        *                   13,533(7)                 *

Alan L. Gosule                   0           *                        0                    *

Leonard Helbig, III         13,206(7)        *                   13,206(7)                 *

Roger W. Kober              13,220(7)        *                   13,220(7)                 *

Clifford W. Smith, Jr.      16,935(7)        *                   16,935(7)                 *

Paul L. Smith               14,033(7)        *                   14,033(7)                 *

All executive officers
and directors
as a group (13 persons)     554,571(9)       8.3%(10)            1,303,141(3)(9)       17.9%(11)



Name and Address                       Number of Shares       Percentage of
of Beneficial Owner                  Beneficially Owned  Outstanding Shares

Capital Growth Management                   317,000(12)               5.42%
   Limited Partnership
One International Place
Boston, MA  02110

Miller Anderson & Sherrerd                  512,200(13)               8.81%
One Tower Bridge
West Conshohocken, PA 19428
   and
Morgan Stanley Group Inc.
1585 Broadway
New York, NY  10036

Palisade Capital Management L.L.C.          502,000(14)               8.20%
1 Bridge Plaza, Suite 695
Fort Lee, NJ  07024

State Treasurer, State of Michigan        1,666,667(15)              26.76%
Bureau of Investments
Department of Treasury
Treasury Building, Box 15128
Lansing, MI  48901

__________
* Less than 1%

(1) Includes 88,000 shares which may be acquired upon the exercise of currently exercisable options by each of Norman and Nelson Leenhouts.
(2) Assumes that all options included with respect to the person have been exercised. The total number of shares outstanding used in calculating the percentage assumes that none of the options held by any other person have been exercised.
(3) Includes Units owned by Home Leasing and Leenhouts Ventures. Norman Leenhouts and Nelson Leenhouts are each directors, officers and 50% stockholders of Home Leasing and each owns 50% of Leenhouts Ventures. Includes 50,000 Units owned by the respective spouses of each of Norman and Nelson Leenhouts as to which they disclaim beneficial ownership.
(4) Assumes that all options included with respect to the person have been exercised and all Units included with respect to the person have been exchanged for shares of Common Stock. The total number of shares outstanding used in calculating the percentage assumes that none of the options held by any other person have been exercised and that none of the Units held by any other person have been exchanged for shares.
(5) Includes 88,000 shares which may be acquired upon the exercise of currently exercisable options. Also includes Mr. Crossed's proportionate share of Units owned by Conifer and its affiliates.
(6) Includes 35,200 shares which may be acquired upon the exercise of currently exercisable options. Also includes 3,246 shares owned by Mrs. Tait's spouse as to which she disclaims beneficial ownership. Mrs. Tait shares voting and dispositive power with respect to 2,548 Units with her spouse.
(7) Includes 9,000 shares which may be acquired upon the exercise of currently exercisable options.
(8) Includes 12,500 shares owned by immediate family members of Mr. August as to which he disclaims beneficial ownership.
(9) Includes 406,000 shares which may be acquired upon the exercise of immediately exercisable options.
(10) Assumes that all exercisable options included with respect to all listed persons have been exercised.
(11) Assumes that all exercisable options included with respect to all listed persons have been exercised and that all Units included with respect to all listed persons have been exchanged for shares of Common Stock.
(12) Based on a report on Schedule 13G, dated February 11, 1997, reflecting that Capital Growth Management Limited Partnership has shared dispositive and sole voting power with respect to shares held in client accounts, as to which Capital Growth disclaims beneficial ownership.
(13) Based on a report on Schedule 13G, dated February 14, 1997, filed jointly on behalf of Miller Anderson & Sherrerd and Morgan Stanley Group Inc., reflecting that the two Investment Advisors have shared voting and dispositive power with respect to 515,200 shares.

(14) Based on a report in Schedule 13G, dated February 1, 1997, reflecting that Palisade Capital Management, L.L.C. holds the shares on behalf of clients in accounts over which Palisade has sole voting and dispositive power.
(15) Based on a report on Form 13D, dated January 6, 1997, reflecting that the State Treasurer, State of Michigan and the individual members of the Michigan Department of Treasury's Bureau of Investments, which manages the investments for four state-sponsored retirement systems: Public School Retirement System, State Employees' Retirement System, Michigan State Police Retirement System and Judges' Retirement System acquired a Class A Limited Partnership Interest in the Operating Partnership which is convertible, at the option of the State of Michigan, into 1,666,667 shares of common stock, subject to adjustment, over which the State Treasurer would have sole voting and dispositive power.

Item 13.  Certain Relationships and Related Transactions.

     Certain directors and an executive officer of the Company (or entities controlled by them or members of their immediate families) had direct or indirect interests in transactions which were consummated in connection with the acquisition of Conifer Realty, Inc. and certain affiliates on January 1, 1996 (the "Conifer Transaction"). The following persons received Units in connection with the Conifer Transaction, and certain indebtedness was or will be repaid by the Company:

                                                   Units     Indebtedness
Name                                               Received  Repaid

Burton August Sr.                                    4,246            0
Immediate family members of Burton S. August, Sr.    5,404            0
Richard J. Crossed                                  68,021            0
Conifer Development, Inc. (1)                       20,738   $1,433,190
C.O.F., Inc. (2)                                   285,403            0
Tamarack II Associates (3)                           2,027            0

_______________
(1)       Richard J. Crossed owns a 40.6% interest in Conifer
  Development, Inc.
(2) Formerly Conifer Realty, Inc. Richard J. Crossed owns a 40.6% interest in C.O.F., Inc.
(3) Conifer Development, Inc. owns a 5% interest in Tamarack II Associates. Mr. Crossed is a 2% General Partner of a partnership comprised of his family members that owns a 39% interest in Tamarack II Associates.

  In connection with the Conifer Transaction, the Company became the general partner of St. Paul Genesee Associates, L.P.. In May, 1996, Huntington Associates L.P., a partnership in which the Operating Partnership serves as general partner, purchased the property owned by St. Paul Genesee Associates at a purchase price determined by the Board of Directors of the Company, which was paid in cash and by a promissory note. Mr. Crossed and Mr. August are partners of St. Paul Genesee Associates and received or have an interest in $75,580 and $18,965, respectively, of the cash and payments on the promissory note received by St. Paul Genesee Associates. They abstained from the action of the Board setting the purchase price for the property. It is anticipated that the limited partnership interests in Huntington Associates L.P. will be sold in a tax credit transaction and that substantially all of the Company's investment will be returned.

  Directors and executive officers of the Company received loans from the Company of 50% of the purchase price of shares of Common Stock purchased by them in connection with the Company's Executive and Director Stock Purchase and Loan Program described above and commercial bank loans for the balance, guaranteed by the Company. The indebtedness to the Company of each of the named executive officers is: each of Messrs. Leenhouts and Crossed - $290,408 and Mrs. Tait - $206,000.

  Home Leasing, in consideration of a portion of the Units and cash received by it in connection with the formation of the Company, assigned to HP Management certain management contracts between it and certain entities of which it is a general partner. As a general partner of those entities, Home Leasing Corporation (and, indirectly, Norman and Nelson Leenhouts) has an ongoing interest in such management contracts. Pursuant to the Contribution Agreement, Conifer assigned to the Company and its affiliates certain management contracts between Conifer and entities in which it is the general partner. As a general partner, Conifer (and indirectly, Richard Crossed) has an ongoing interest in such management contracts.

                                PART IV

Item 14.       Exhibits, Financial Statement Schedules and
Reports on Form 8-K

          (a)  1 and 2.  Financial Statements and Schedules

          The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.


  HOME PROPERTIES OF NEW YORK, INC. AND THE ORIGINAL PROPERTIES

         Consolidated and Combined Financial Statements


                                       Page

     Report of Independent Accountants                      F-2

     Consolidated Balance Sheets
       as of December 31, 1996 & 1995                       F-3

     Consolidated and Combined Statements of
       Operations for the Years Ended
       December 31, 1996 and 1995, for the Period
       from August 4, 1994 through December 31, 1994
       and for the Period from January 1, 1994 through
       August 3, 1994                                       F-4

     Consolidated and Combined Statements of
       Stockholders' Equity/Owners Deficit
       for the Years Ended December 31, 1996 and 1995,
       for  the Period from August 4, 1994 through
       December 31, 1994 and for the Period from
       January 1, 1994 through August 3, 1994               F-5

     Consolidated and Combined Statements of
       Cash Flows for the Years Ended December 31,
       1996 and 1995, for the Period from August 4, 1994
        through December 31, 1994 and for the Period
        from January 1, 1994 through August 3, 1994         F-6

     Notes to the Consolidated and Combined
       Financial Statements                                 F-7

     Schedule III:
       Real Estate and Accumulated Depreciation             F-24

          (a)  3.  Exhibits

Exhibit                            Exhibit
Number
3.1          Articles of Incorporation of Home Properties of New
             York, Inc.

3.2 Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York,
             Inc.

3.3          Amended and Restated By-Laws of Home Properties of
             New York, Inc. (Revised 12/30/96)

4.1          Form of certificate representing Shares of Common
             Stock.

4.2 Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request.

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

4.9          Demand Grid Note, dated August 22, 1996 from the
             Operating Partnership to Manufacturers and Traders
             Trust Company in the maximum principal amount of $25,000,000.

4.10         Demand Grid Note, dated March 5, 1997 from the
             Operating Partnership to Manufacturers and Traders
             Trust Company in the maximum principal amount of $35,000,000.

10.1 Agreement of Limited Partnership of Home Properties of New York, L.P.

10.2         Amended and Restated Agreement of Limited
             Partnership of Home Properties of New York, L.P.

10.3 Amendments No. One through Eight to the Agreement of Limited Partnership of Home Properties of New
             York, L.P.

10.4         Amendment No. Nine to the Agreement of Limited
             Partnership of Home Properties of New York, L.P.

10.5         Amendment No. Ten to the Agreement of Limited
             Partnership of Home Properties of New York, L.P.

10.6         Articles of Incorporation of Home Properties
             Management, Inc.

10.7         By-Laws of Home Properties Management, Inc.

10.8         Articles of Incorporation of Conifer Realty
             Corporation.

10.9         By-Laws of Conifer Realty Corporation.

10.10        Employment Agreement between Home Properties of New
             York, L.P. and Norman P. Leenhouts.

10.11        Employment Agreement between Home Properties of New
             York, L.P. and Nelson B. Leenhouts.

10.12        Employment Agreement between Home Properties of New
             York, L.P. and Richard J. Crossed.

10.13 Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors.

10.14 Indemnification Agreement between Home Properties of New York, Inc. and Richard J. Crossed.

10.15 Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule.

10.16        Home Properties of New York, Inc. 1994 Stock
             Benefit Plan.

10.17 Registration Rights Agreement among Home Properties of New York, Inc., Home Leasing Corporation, Leenhouts Ventures, Norman P. Leenhouts, Nelson B. Leenhouts, Amy L. Tait, David P. Gardner, Ann M. McCormick, William E. Beach, Paul O'Leary, Richard
             J. Struzzi, Robert C. Tait, Timothy A. Florczak and
             Laurie Tones.

10.18        Lockup Agreements by Home Properties of New York,
             Inc. and Conifer Realty, Inc., Conifer Development,
             Inc., Richard J. Crossed, Peter J. Obourn and John
             F. Fennessey.

10.19        Contribution Agreement between Home Properties of
             New York, L.P. and Conifer Realty, Inc., Conifer
             Development, Inc., Richard J. Crossed, Peter J.
             Obourn and John H. Fennessey.

10.20 Amendment to Contribution Agreement between Home Properties of New York, L.P. and Conifer Realty, Inc., Conifer Development, Inc., Richard J. Crossed, Peter J. Obourn and John H. Fennessey.

10.21 Agreement of Operating Sublease, dated October 1, 1986, among KAM, Inc., Morris Massry and Raintree Island Associates, as amended by Letter Agreement Supplementing Operating Sublease dated October 1, 1986.

10.22        Second Amended and Restated Incentive Compensation
             Plan of Home Properties of New York, Inc.

10.23 Indemnification and Pledge Agreement between Home Properties of New York, L.P. and Conifer Realty, Inc., Conifer Development, Inc., Richard J. Crossed, Peter J. Obourn and John H. Fennessey.

10.24 Form of Term Promissory Note payable to Home Properties of New York, Inc. by officers and directors in association with the Executive and Director Stock Purchase and Loan Program.

10.25 Form of Pledge Security Agreement executed by officers and directors in connection with Executive and Director Stock Purchase and Loan Program.

10.26 Schedule of Participants, loan amounts and shares issued in connection with the Executive and Director Stock Purchase and Loan Program.

10.27 Guaranty by Home Properties of New York, Inc. and Home Properties of New York, L.P. to The Chase Manhattan Bank of the loans from The Chase Manhattan Bank to officers and directors in connection with the Executive and Director Stock Purchase and Loan Program.

10.28        Subordination Agreement between Home Properties of
             New York, Inc. and The Chase Manhattan Bank relating to the Executive and Director Stock
             Purchase and Loan Program.

10.29 Partnership Interest Purchase Agreement, dated as of December 23, 1996, among Home Properties of New
             York, Inc., Home Properties of New York, L.P. and
             State of Michigan Retirement Systems.

10.30        Registration Rights Agreement, dated as of December
             23, 1996 between Home Properties of New York, Inc.
             and State of Michigan Retirement Systems.

10.31        Lock-Up Agreement, dated December 23, 1996 between
             Home Properties of New York, Inc. and State of
             Michigan Retirement Systems.

10.32        Contract of Sale between Lake Grove Associates
             Corp. and Home Properties of New York, L.P., dated
             December 17, 1996, relating to the Lake Grove
             Apartments.

11           Computation of Per Share Earnings Schedule

21           List of Subsidiaries of Home Properties of New
             York, Inc.

23.1         Consent of Coopers & Lybrand, LLP

23.2         Consent of Coopers & Lybrand, LLP

23.3         Consent of Coopers & Lybrand, LLP

27           Financial Data Schedule

          (b)  Reports on Form 8-K

A Form 8-K, dated January 5, 1996 was filed on December 6, 1996 reporting on the acquisition of several properties. On February
4, 1997, the Company filed Amendment No. 1 to Form 8-K/A, that includes the following financial statements:

*    Audited statement of revenues and certain expenses of Valley
  Park South Apartments for the year ended December 31, 1995.

* Audited statement of revenues and certain expenses of the Hudson Valley Acquisition for the year ended December 31, 1995.

*    Pro forma condensed consolidated balance sheet of Home
  Properties of New York, Inc. as of September 30, 1996 and related notes (unaudited).

*    Pro forma consolidated statement of operations of Home
  Properties of New York, Inc. for the nine months ended September 30, 1995 and for the year ended December 31, 1995 and related notes (unaudited).

* Notes to the pro forma consolidated statement of operations of the Company for the nine months ended September 30, 1996 and for the year ended December 31, 1995 (unaudited).

Amendment No. 2 to Form 8-K/A, dated May 16, 1995, was filed on
November 13, 1996 and included the following financial statements:

*    Audited Statement of Revenues and Certain Expenses for
  Idylwood Apartments for the year ended December 31, 1994.

*    Pro Forma Condensed Consolidated Balance Sheet for Home
  Properties of New York, Inc. as of June 30, 1995 and related notes (unaudited).

* Pro Forma Consolidated and Combined Statement of Operations for Home Properties of New York, Inc. for the six months ended
  June 30, 1995 (unaudited) and for the year ended December 31,
  1994 (unaudited).

* Notes to the pro forma consolidated and combined statement for operations of Home Properties of New York, Inc. for the six months ended June 30, 1995 and for the year ended December 31, 1994 (unaudited).

Amendment No. 3 to Form 8-K, dated January 9, 1996 was filed on
November 13, 1996 and included the following financial statements:

*    Audited statements of net assets acquired of Conifer
  Corporation and Subsidiaries as of March 31, 1995 and 1994 and the related statements of acquired operations and cash flow for the years then ended.

* Audited combined statement of revenues and certain expenses of the Conifer Acquisition Property for the year ended December
  31, 1995.

* Pro forms condensed consolidated balance sheet of the Company as of December 31, 1995 and related notes (unaudited).

*    Pro forma consolidated statement of operations of Home
  Properties of New York, Inc. for the year ended December 31, 1995 and related notes (unaudited).


A Form 8-K, dated August 6, 1996 was filed on October 8, 1996, reporting the increase by 580,000 shares of the Company's Common Stock available for cash purchases under the Company's Dividend Reinvestment, Stock Purchase Resident Stock Purchase and Employee Stock Purchase Plan. No financial statements were filed.

A Form 8-K, dated December 23, 1996 was filed on January 7, 1997, reporting the sale of $35 million Class A limited partnership interest in Home Properties of New York, L.P. to the State Treasurer of the State of Michigan, Custodian of the Michigan Public School Employees' Retirement Systems, State Employees' Retirement System, Michigan State Police Retirement System and Michigan Judges' Retirement System. No financial statements were included.

            (c)  Exhibits

                 See Item 14(a)(3) above.

            (d)  Financial Statement Schedules

                 See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, Home Properties of New York, Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HOME PROPERTIES OF NEW YORK, INC.


                    By:  /s/ Norman P. Leenhouts
                         ----------------------------
                         Norman P. Leenhouts
                         Chairman of the Board, Co-Chief
                         Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Home Properties of New York, Inc. and in the capacities and on the dates indicated.


Signature                     Title                            Date

/s/ Norman P. Leenhouts       Director, Chairman of the        March 17, 1997
----------------------------
Norman P. Leenhouts           Board of Directors and
                              Co-Chief Executive
                              Officer (Co-Principal
                              Executive Officer)

/s/ Nelson B. Leenhouts       Director, President              March 21, 1997
----------------------------
Nelson B. Leenhouts           and Co-Chief Executive
                              Officer (Co-Principal
                              Executive Officer)


/s/ Richard J. Crossed        Director, Executive Vice         March 25, 1997
----------------------------
Richard J. Crossed            President


/s/ Amy L. Tait               Director, Executive Vice         March 21, 1997
----------------------------
Amy L. Tait                   President


/s/ David P. Gardner          Vice President, Chief Financial  March 25, 1997
----------------------------
David P. Gardner              Officer and Treasurer
                              (Principal Financial and
                               Accounting Officer)

Signature                     Title                            Date


/s/  Burton S. August, Sr.    Director                         March 21, 1997
----------------------------
Burton S. August, Sr.


/s/  William Balderston, III  Director                         March 17, 1997
----------------------------
William Balderston, III


/s/ Alan L. Gosule            Director                         March 21, 1997
----------------------------
Alan L. Gosule


/s/ Leonard F. Helbig, III    Director                         March 13, 1997
----------------------------
Leonard F. Helbig, III


/s/ Roger W, Kober            Director                         March 25, 1997
----------------------------
Roger W. Kober


/s/ Clifford W. Smith, Jr.    Director                         March 19, 1997
----------------------------
Clifford W. Smith, Jr.


/s/ Paul L. Smith             Director                         March 12, 1997
----------------------------
Paul L. Smith

                HOME PROPERTIES OF NEW YORK, INC.
                   AND THE ORIGINAL PROPERTIES


 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                       Page


     Report of Independent Accountants                  F-2

     Consolidated Balance Sheets as of
       December 31, 1996 and 1995                       F-3

     Consolidated and Combined Statements of Operations
       for the Years Ended December 31, 1996 and 1995, for
       the Period From August 4, 1994 through December 31,
       1994 and for the Period From January 1, 1994 through
       August 3, 1994.                                  F-4

     Consolidated and Combined Statements of
       Stockholders' Equity/Owners' Deficit
       for the Years Ended December 31, 1996 and 1995, for
       the Period From August 4, 1994 through December 31,
       1994 and for the Period From January 1, 1994 through
       August 3, 1994.                                  F-5

     Consolidated and Combined Statements of Cash Flows
       for the Years Ended December 31, 1996 and 1995, for
       the Period From August 4, 1994 through December 31,
       1994 and for the Period From January 1, 1994 through
       August 3, 1994.                                  F-6



     Notes to Consolidated and Combined Financial
     Statements                                         F-7

     Schedule III:
       Real Estate and Accumulated Depreciation         F-24




                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Home Properties of New York, Inc.

We have audited the accompanying consolidated and combined financial statements and the financial statement schedule of Home Properties of New York, Inc. and the Original Properties listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Home Properties of New York, Inc. and the Original Properties' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Properties of New York, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period from August 4, 1994 through December 31, 1994, and the combined results of operations and cash flows of the Original Properties for the period from January 1, 1994 through August 3, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





/s/ Cooper & Lybrand L.L.P.

Rochester, New York
February 3, 1997

                HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1996 and 1995
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           1996          1995
ASSETS
Real estate:
  Land                                                     $ 15,080       $  7,065
  Buildings, improvements and equipment                     246,693        191,138
                                                           --------       --------
                                                            261,773        198,203
  Less:  accumulated depreciation                          ( 40,237)      ( 32,258)
                                                           --------       --------
Real estate, net                                            221,536        165,945

Cash and cash equivalents                                     1,523            812
Cash in escrows                                               5,637          3,754
Accounts receivable                                           2,185          1,252
Prepaid expenses                                              2,496          1,936
Deposit                                                       1,900              -
Advances to affiliates                                        5,898          5,097
Deferred financing costs                                      1,616          1,976
Other assets                                                  5,840            690
                                                           --------       --------
Total assets                                               $248,631       $181,462
                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                     $104,915       $ 86,149
Notes payable                                                   261            470
Line of Credit                                                    -          4,500
Accounts payable                                              2,024          1,657
Accrued interest payable                                        601            383
Accrued expenses and other liabilities                        2,525          1,882
Security deposits                                             2,545          1,902
                                                           --------       --------
Total liabilities                                           112,871         96,943
                                                           --------       --------

Minority interest                                            52,730          8,739
                                                           --------       --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                          -              -
   Common stock, $.01 par value; 30,000,000
     shares authorized; 6,144,498 and 5,408,817 shares
     issued and outstanding at December 31, 1996 and
     1995, respectively                                          61             54
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                          -              -
  Additional paid-in capital                                 98,092         83,413
  Distributions in excess of accumulated earnings          ( 13,062)      (  7,687)
  Officer and director notes for stock purchases           (  2,061)             -
                                                           --------       --------
Total stockholders' equity                                   83,030         75,780
                                                           --------       --------
Total liabilities and
  stockholders' equity                                     $248,631       $181,462
                                                           ========       ========

The accompanying notes are an integral part of these consolidated and combined financial statements.

                HOME PROPERTIES OF NEW YORK, INC.
                   AND THE ORIGINAL PROPERTIES

       CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     Original
                                             Home Properties of New York, Inc.       Properties
                                         ----------------------------------------    ----------
                                                 Years Ended
                                         ---------------------------  08/04/94        01/01/94
                                         December 31,  December 31,   Through         Through
                                         1996          1995           12/31/94        08/03/94


Revenues:

  Rental income                            $42,214       $31,705        $10,995       $11,526
  Property other income                      1,025         1,062            423           415
  Other income                               2,431         1,534            525            79
  Property management income                     -             -              -           834
                                          --------      --------       --------      --------

Total revenues                              45,670        34,301         11,943        12,854
                                          --------      --------       --------      --------

Expenses:

  Operating and maintenance                 21,859        15,911          5,267         6,329
  Property management                            -             -              -           625
  General and administrative                 1,482         1,200            400           407
  Interest                                   9,208         6,432          1,444         3,126
  Depreciation and amortization              8,077         6,258          2,191         1,584
                                          --------      --------       --------      --------
Total expenses                              40,626        29,801          9,302        12,071
                                          --------      --------       --------      --------

Income before minority interest and
  extraordinary item                         5,044         4,500          2,641           783
Minority interest                              897           455            256             -
                                          --------      --------       --------      --------
Income before extraordinary item             4,147         4,045          2,385           783
Extraordinary item, prepayment
  penalties, net of $141 in 1995 and
  $265 in 1994 allocated to minority
  interest                                       -     (  1,249)     (   2,498)             -
                                          --------      --------       --------      --------

Net income (loss)                         $  4,147      $  2,796      ($   113)        $  783
                                          ========      ========       ========      ========

Per share data:
  Income before extraordinary item            $.74         $.75           $.44
  Extraordinary item                             -        ($.23)         ($.46)
                                              ----          ----          ----
  Net income (loss)                           $.74          $.52         ($.02)
                                              ====          ====           ====

Weighted average number of
  shares outstanding                     5,601,027     5,408,474     5,408,230
                                         =========     =========     =========


The accompanying notes are an integral part of these consolidated and combined financial statements.

                HOME PROPERTIES OF NEW YORK, INC.
                   AND THE ORIGINAL PROPERTIES

             CONSOLIDATED AND COMBINED STATEMENTS OF
              STOCKHOLDERS' EQUITY/OWNERS' DEFICIT
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        Distributions         Original
                                       Common Stock         Additional   in Excess of       Properties Officer/Director
                                     ----------------          Paid-In    Accumulated           Owners        Notes for
                                   Shares         Amount       Capital       Earnings          Deficit  Stock Purchases

Balance, January 1, 1994                       $       -     $       -      $       -         ($2,591)        $       -
  Distributions                                                                               (   933)
  Net income                                                                                       783
                                    ---------  ---------     ---------      ---------        ---------        ---------
Balance, August 3, 1994                                                                       ( 2,741)
Reclassification of Original
  Properties deficit in
  connection with formation
  of the Company                                             (  2,741)                           2,741
Initial capitalization of the
  Company and gross proceeds
  from the initial public
  offering of stock                 5,408,200         54       102,698
Offering and organization costs                              (  8,986)
Acquisition of non-controlled
  interest in entities included
  in Original Properties                                         1,288
Adjustment for minority interest's
  ownership of Operating
Partnership
  at date of initial public
  offering                                                   (  8,857)
Issuance of common stock                  234                        4
Net loss of Company                                                         (    113)
Dividends paid ($.26 per share)                                             (  1,406)
                                    ---------  ---------     ---------      ---------        ---------        ---------
Balance, December 31, 1994          5,408,434         54        83,406      (  1,519)
Issuance of common stock                  383                        7
Net income of Company                                                           2,796
Dividends paid
  ($1.66 per share)                                                         (  8,964)
                                    ---------  ---------     ---------      ---------        ---------        ---------
Balance, December 31, 1995          5,408,817         54        83,413      (  7,687)
Issuance of common stock, net         735,681          7        14,679                                        (  2,061)
Net income of Company                                                           4,147
Dividends paid                                                              (  9,522)
 ($1.69 per share)                  ---------  ---------     ---------      ---------        ---------        ---------
Balance, December 31, 1996          6,144,498        $61       $98,092      ($13,062)        $       -        ($ 2,061)
                                    =========  =========     =========      =========        =========        =========


The accompanying notes are an integral part of these consolidated and combined financial statements.


                HOME PROPERTIES OF NEW YORK, INC.
                   AND THE ORIGINAL PROPERTIES

       CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)

                                                                                              Original
                                                      Home Properties of New York, Inc.       Properties
                                                   ----------------------------------------   ----------
                                                          Years Ended
                                                   ------------------------    08/04/94       01/01/94
                                                 December 31,   December 31,   Through        Through
                                                 1996           1995           12/31/94       08/03/94

Cash flows from operating activities:
  Net income (loss)                                  $ 4,147       $  2,796      ($   113)         $  783
                                                    --------       --------       --------       --------
  Adjustments to reconcile net income (loss)
to net
  cash provided by operating activities:
     Extraordinary item - deferred loan costs              -           624             412              -
     Equity in income of HP Management and           (   142)      (    35)        (    61)              -
Conifer Realty
     Income allocated to minority interest               897            455            256              -
     Extraordinary item allocated to minority              -        (   141)        (  265)              -
interest
     Depreciation and amortization                     8,667          6,914          2,426          1,647
     Changes in assets and liabilities:
        Other assets                                 ( 1,199)       ( 1,652)            325      (  1,208)
        Accounts payable and accrued                   1,871            850            171          1,305
liabilities                                         --------       --------       --------       --------
Total adjustments                                     10,094          7,015          3,264          1,744
                                                    --------       --------       --------       --------
Net cash provided by operating activities             14,241          9,811          3,151          2,527
                                                    --------       --------       --------       --------

Cash flows used in investing activities:
   Purchase of properties, net of mortgage         ( 14,026)   (     9,402)    (   68,063)              -
notes assumed
   Additions to properties                        (   8,843)   (     8,179)   (     1,703)      (  1,168)
   Deposit on property                            (   1,900)              -              -              -
   Advances to affiliates                          ( 15,308)   (     5,683)   (     1,344)              -
   Payments on advances to affiliates                 14,507          1,930              -              -
   Other                                         (       71)  (         14)              -              -
                                                    --------       --------       --------       --------
Net cash used in investing activities              ( 25,641)    (   21,348)    (   71,110)      (  1,168)
                                                    --------       --------       --------       --------
Cash flows from financing activities:
   Proceeds from sale of common stock                 12,625              7        102,756              -
   Proceeds from mortgage and other notes              4,530         45,292         22,496              -
payable
   Payments of mortgage and other notes            ( 21,822)    (   28,429)    (   42,300)     (     631)
payable
   Proceeds from line of credit                       34,030         17,677          5,550              -
   Payments on line of credit                      ( 38,530)    (   13,177)   (     5,550)              -
   Payment of offering expenses                            -              -   (     8,986)              -
   Payment of interest rate reduction                      -              -   (     1,675)              -
agreements
   Additions to deferred loan costs               (     243)    (      882)   (       763)     (     120)
   Additions to cash escrows                               (            196   (     1,687)    (        5)
                                                      1,883)
   Dividends and distributions paid                ( 11,537)   (     9,970)   (     1,556)              -
   Capital contribution to minority interest          34,941              -             30              -
   Capital distributions                                   -              -              -     (     933)
                                                    --------       --------       --------       --------
Net cash provided by (used in) financing              12,111         10,714         68,315     (   1,689)
activities                                          --------       --------       --------       --------
Net increase (decrease) in cash                          711   (       823)            356              (
                                                                                                     330)
Cash and cash equivalents:
   Beginning of period                                   812          1,635          1,279          1,609
                                                    --------       --------       --------       --------
   End of period                                   $   1,523     $      812      $   1,635       $  1,279
                                                   =========     ==========      =========       ========


The accompanying notes are an integral part of these consolidated and combined financial statements.


                HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     On January 1, 1996, the Operating Partnership acquired the operations of Conifer Realty, Inc. and Conifer Development, Inc. ("Conifer") and purchased certain of Conifer's assets for a total acquisition price of $15,434. The acquisition was funded by issuing 486,864 Operating Partnership units (UPREIT units, valued at $17.25 per unit), the assumption of $6,801 of existing mortgage debt and $235 in cash paid to outside partners. Additional consideration will be paid in UPREIT units if development fee income exceeds target levels over the next five years. Conifer was involved in the development and management of government-assisted housing throughout New York State.

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations are included from the date of acquisition forward. The purchase price was allocated to three communities containing 358 units valued at $10,173, general partnership interests in 2,804 apartment units that Home Properties will manage valued at $1,757, goodwill valued at $3,348 and other assets valued at $156.


                HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 1   ORGANIZATION AND BASIS OF PRESENTATION (Continued)

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its 68.2% (89.8% at December 31, 1995) general partnership interest in the Operating Partnership. In addition, the combined financial statements of the Original Properties present the historical financial statements of the partnerships and assets acquired by the Operating Partnership on a combined basis.

     All significant intercompany balances and transactions have been eliminated in these consolidated and combined financial statements.

 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate

     Real estate is recorded at the lower of cost or net realizable value. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. When retired or otherwise disposed of, the related cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. There was $63 of interest capitalized in 1996. Ordinary repairs and maintenance are expensed as incurred.

     The Company quarterly reviews its properties in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such losses have been recognized to date.

     Depreciation

     Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment - 5-40 years; and tenant improvements - life of related lease. Depreciation expense charged to operations was $7,979, $6,499, $2,192 and $1,583 for the years ended December 31, 1996 and 1995, for the period August 4, 1994 to December 31, 1994 and for the period January 1, 1994 to August 3, 1994.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents

     For purposes of the consolidated and combined statements of cash flows, cash and cash equivalents include all cash and highly liquid investments purchased with original maturities of three months or less. The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.

     Cash in Escrows

     Cash in escrows consists of cash restricted under the terms of various loan agreements to be used for the payment of property taxes and insurance as well as required replacement reserves and tenant security deposits for residential properties.

     Deferred Charges

     Costs relating to the financing of properties and interest rate reduction agreements are deferred and amortized over the life of the related agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs. The range of the terms of the agreements are from 1-32 years. Accumulated amortization was $1,349 and $1,588 as of December 31, 1996 and 1995, respectively.

     Goodwill

     Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the tangible and intangible net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Accumulated amortization was $85 and $0 as of December 31, 1996 and 1995, respectively.

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


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Advertising

     Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $1,256, $870, $262 and $267 for the years ended December 31, 1996 and 1995, for the period August 4, 1994 to December 31, 1994 and for the period January 1, 1994 to August 3, 1994.

     Revenue Recognition

     The Operating Partnership leases its residential properties under leases with terms generally one year or less. Rental income is recognized when earned. Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned.

     The Operating Partnership receives development and other fee income from properties in the development phase. This fee income is recognized on the percentage of completion method.

     Income Taxes

     The Company has elected to be taxed as a real estate investment trust ( " REIT " ) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 1996 and 1995 and for the period from August 4, 1994 to December 31, 1994. Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.

     Prior to the formation of the Company, each partner of the Original Properties was taxed individually on such partner's share of partnership income or loss, thus no provision for federal and state income taxes was provided in the combined financial statements for the period from January 1, 1994 to August 3, 1994.

     Earnings Per Common Share

     Earnings (loss) per common share amounts are based on the weighted average number of common shares and common equivalent shares outstanding during the period presented. The exchange of an Operating Partnership unit for common stock will have no effect on earnings (loss) per common share as unitholders and stockholders effectively share equally in the net income (loss) of the Operating Partnership. Fully diluted earnings (loss) per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per common share are not materially dilutive, such amounts are not presented.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Account Reclassifications

     Certain account balances at December 31, 1995 and December
     31, 1994 were reclassified to conform to account classifications used by the Company at December 31, 1996.
     These changes had no effect on reported results of operations or financial position.

 3   LINE OF CREDIT

     As of December 31, 1996, the Company had an unsecured line of credit of $25,000 with no outstanding balance. The line of credit expires on August 22, 1997. Borrowings bear interest at 1.75% over the one-month LIBOR rate. At
     December 31, 1996, the interest rate was 7.34%.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 4   MORTGAGE NOTES PAYABLE

     Mortgage notes, collateralized by certain properties, are as follows:

                                           December 31,                Periodic
                                         ----------------    Interest  Payment    Maturity
                                      1996        1995       Rate      Terms (a)  Date

  Westminster                         $  3,230          -       (b)        (b)      1997
  Conifer Court                            412          -    10.53%          4      1999
  Perinton, Riverton & Waterfalls       12,087    $12,185       (c)         76      2000
  Valley Park South                      9,650          -     8.50%        (i)      2000
  Wedgewood Village                      5,750      5,750       (d)        (d)      2001
  Wedgewood Shopping                       500        500       (d)        (d)      2001
  Brook Hill                             5,019      5,089     7.75%         39      2002
  Garden Village                         4,723      4,790     7.75%         36      2002
  1600 Elmwood                           5,510      5,588     7.75%         42      2002
  Village Green                          4,920      4,989     7.75%         38      2002
  Williamstowne Village                  9,980     10,084       (e)         70      2002
  Fairview                               4,045      4,082       (f)         29      2003
  Finger Lakes                           4,045      4,082       (f)         29      2003
  Hamlet Court                           1,832          -       (g)         14      2003
  Springcreek & Meadows                  3,254      3,312       (h)         23      2004
  Idylwood                               9,468      9,539    8.625%         74      2005
  Raintree Island                        6,582      6,664     8.50%         54      2006
  Conifer Village                        3,045      3,170     7.20%        (j)      2010
  Fairways at Village Green              4,584          -     8.23%         37      2019
  Raintree Island                        1,218      1,233     8.50%         10      2020
  Harborside                             5,061      5,092     8.92%         40      2027
                                      --------   --------
                                      $104,915    $86,149
                                      ========    =======

          (a) This amount represents the monthly payment of principal and interest.

          (b)  Monthly payments of interest only at 1.75% above
          LIBOR are due until maturity.

          (c) The interest rate for the period August 4, 1994, through August 31, 1999, is 6.75%; and, for the period
          September 1, 1999, through maturity, the rate is .5% over prime.

          (d) The interest rate for the period August 4, 1994, through July 31, 1999, is 6%; and, for the period August 1, 1999, until maturity, the rate is fixed at 2% over the five-year US Treasury bill yield with a minimum of 7.5%. Monthly payments of interest only, with a $100 principal payment due in August 1998, and $150 payment due in August 1999, to be allocated between the apartments and shopping center.


                HOME PROPERTIES OF NEW YORK, INC.
                   AND THE ORIGINAL PROPERTIES

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -
                           (Continued)


 4   MORTGAGE NOTES PAYABLE (Continued)

          (e) The interest rate for the period October 27, 1995 through October 31, 2000 is 7.37%; and, for the period
          November 1, 2000 until maturity, the rate is .5% above prime.

          (f) The interest rate for the period May 17, 1995 through April 30, 2000 is 7.71%; and, for the period
          May 1, 2000 until maturity, the rate is .5% above prime.

          (g) The interest rate for the period January 1, 1996 through April 30, 1998 is 8.25%; for the period May 1, 1998 through May 1, 2003, the rate is 2.75% above the five-year US Treasury Security, not to be lower than 7.75%.

          (h) The interest rate for the period August 4, 1994 through July 31, 1997 is 6.75%; for the period August 1, 1997 through July 31, 2000, the rate is 1.75% above the three-year US Treasury bond yield; and, for the period August 1, 2000 through July 31, 2004, the rate is .5% over prime.

          (i)  Monthly payments of interest only.

          (j) Monthly payments of interest only with annual principal payments of $135 in 1997 increasing to $330 in 2010.

     Principal payments on the mortgage notes payable for years subsequent to December 31, 1996 are as follows:

     1997               $  4,326
     1998                  1,233
     1999                  1,743
     2000                 22,579
     2001                  7,205
     Thereafter           67,829
                         -------
                        $104,915
                        ========

     The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $107,322 at December 31, 1996.

     The Company has incurred prepayment penalties on debt restructurings which are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $1,390 and $2,763 for the year ended December 31, 1995 and for the period from August 4, 1994 to December 31, 1994, respectively. The 1995 paydowns totaled $39,080 from six debt instruments and were financed by three new borrowings in excess of $40,000. The 1994 paydowns totaled $29,796 from seven debt instruments and were financed from the proceeds of the IPO.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 5   NOTES PAYABLE

     Notes payable consist of the following:

                                  December 31,
                                ----------------        Interest
                               1996          1995         Rate

   Financial institution       $ 72          $107         2.5%
   Seller financing             189           363         7.5%
                               ----          ----
                               $261          $470
                               ====          ====

      Principal  payments on the notes payable are  approximately
$211 annually.

  6  MINORITY INTEREST

     The  changes  in minority interest for the two  years  ended
     December 31, 1996 are as follows:

                                                    1996       1995
     Balance, beginning of year                  $ 8,739     $8,978
     Issuance of UPREIT Units associated with
       property acquisitions                      10,168        453
     Proceeds from private placement, net of
       associated costs                           34,941          -
     Net income                                      897        314
     Distributions                              ( 2,015)    (1,006)
                                                 -------    -------
                                                 $52,730     $8,739
                                                 =======    =======

 7   STOCKHOLDERS' EQUITY

     Dividend Reinvestment Plan

     In November, 1995, the Company adopted the Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan (the " Plan " ). The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly or other voluntary cash investments in shares of common stock. During 1996, over $12 million net was raised through this program.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 7   STOCKHOLDERS' EQUITY (Continued)

     Officer and Director Notes for Stock Purchases

     On August 12, 1996, eighteen officers and the six independent directors purchased an aggregate of 208,543 shares of common stock through the Dividend Reinvestment Plan at the price of $19.79. The purchases were financed 50% from a bank loan and 50% by the Company. The Company loans bear interest at 7% per annum and mature in August, 2016. The Company loans are nonrecourse, subordinate to the above-referenced bank loans, and are collateralized by pledges of the 208,543 common shares. The loans will be repaid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full. The Company has guaranteed the bank loans which total $1,874 at December 31, 1996.


     Dividends

     Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital. The appropriate amount of each per common share is as follows:

           Ordinary Income     Return of Capital

     1994  5.785%              94.215%
     1995  46.2%               53.8%
     1996  51.1%               48.9%


     Operating Partnership Units/Interests

     Units in the Operating Partnership ("UPREIT Units") are exchangeable on a one-for-one basis into common shares. On December 30, 1996, $35 million was raised in a private placement through the sale of a Class A Limited Partnership Interest to a state pension fund. The interest, which can be converted into 1,666,667 shares of common stock, will receive a preferred return equal to the greater of: (a) 9.25% on the original investment during the first two years declining to 9.0% thereafter, or (b) the actual dividends paid to common shareholders on 1,666,667 shares. Any unconverted interest can be redeemed without premium by the Company after ten years. Proceeds of the transaction, which are anticipated to be used to fund future acquisitions, were used to repay floating rate debt on an interim basis.

     At December 31, 1996, 6,144,498 common shares and 2,869,686 convertible units/interests were outstanding, for a total of 9,014,184.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


 8   MANAGEMENT COMPANIES

     The property management, leasing and development activities for properties affiliated with HLC, which were not combined with the Original Properties, and certain other properties not affiliated with HLC, are performed by Home Properties Management, Inc. (" HP Management " ). HP Management issued non-voting common stock to the Operating Partnership in exchange for management contracts for commercial and development managed properties and certain other assets. This exchange entitles the Operating Partnership to receive 99% of the economic interest of HP Management. The remaining 1% economic interest and voting stock were issued to the owners of HLC.

     The property management, leasing and development activities for properties affiliated with the Conifer acquisition which occurred on January 1, 1996 are performed by Conifer Realty Corp. ("Conifer Realty"). Conifer Realty issued non-voting common stock to the Operating Partnership in exchange for management contracts for residential, commercial and development managed properties and certain other assets. This exchange entitles the operating Partnership to receive 99% of the economic interest of Conifer Realty. The remaining 1% economic interest and voting stock were issued to the owners of HLC and Conifer.

     HP Management and Conifer Realty (the "Management Companies") receive development, construction and other fee income from properties in the development phase. This fee income is recognized on the percentage of completion method. The Management Companies are accounted for under the equity method.

     The Management Companies provide property management and administrative services to certain real estate and other entities. In consideration for these services, the Management Companies receive monthly management fees generally based on a percentage of revenues or costs incurred. Management fees are recognized as revenue when they are earned.

     The Company's share of income from the Management Companies was $142, $35 and $61 for the years ended December 31, 1996 and 1995 and for the period August 4, 1994 to December 31, 1994. Summarized combined financial information of the Management Companies at and for the years ended December 31, 1996 and 1995 and for the period August 4, 1994 to December 31, 1994 follows:

                                      1996       1995     1994

Management fees                     $2,942     $1,043     $431
Development and construction
management fees                      1,971        320      170
General and administrative          (4,448)    (1,226)    (499)
Other expenses                      (  322)    (  101)    ( 40)
                                    ------     ------     ----
Net income                          $  143     $   36     $ 62
                                    ======     ======     ====

Total assets                        $3,279     $  646     $406
                                    ======     ======     ====

Total liabilities                   $2,762     $  430     $226
                                    ======     ======     ====

                HOME PROPERTIES OF NEW YORK, INC.
                   AND THE ORIGINAL PROPERTIES

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -
                           (Continued)


 9   TRANSACTIONS WITH AFFILIATES

     The Company and the Management Companies recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $6,170, $2,291, $821 and $813 for the years ended December 31, 1996 and 1995, for the period August 4, 1994 to December 31, 1994, and for the period January 1, 1994 to August 3, 1994, respectively.

     The Company leases its corporate office space from HLC. The lease requires an annual base rent of $172 through the August, 2000 lease expiration. The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance. Rental expense was $349, $237, $96 and $134 for the years ended December 31, 1996 and 1995, for the period August 4, 1994 to December 31, 1994, and for the period January 1, 1994 to August 3, 1994, respectively.

     From time to time, the Company advances funds as needed to the Management Companies which totaled $2,451 and $422 at December 31, 1996 and 1995, respectively, and bear interest at 1% over prime.

10   COMMITMENTS AND CONTINGENCIES

     Ground Lease

     The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $174, $169, $70 and $97 including contingent rents of $104, $99, $40 and $57 for the years ended December 31, 1996 and 1995, for the period August 4, 1994 to December 31, 1994, and for the period January 1, 1994 to August 3, 1994, respectively. At December 31, 1996, future minimum rental payments required under the lease are $70 per year until the lease expires.

     401(K) Savings Plan

     The Company participates in a contributory savings plan.
     Under the plan, the Company will match 75% of the first 4% of participant contributions. Expenses under this plan for the periods presented were not material.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


10   COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Agreements

     The Operating Partnership entered into five-year employment agreements with two executives on August 4, 1994. The executives have a base salary of $145 through December 31, 1996, and for each subsequent year the base salary shall be 10% in excess of the base salary for the preceding year. The Operating Partnership has also entered into an employment agreement with one other executive effective January 1, 1996. The terms of that agreement are substantially the same in all respects as described above. The executives are also entitled to receive incentive compensation pursuant to the Company's Incentive Compensation Plan as it may be revised by the Compensation Committee from time to time.

     Incentive Compensation Plan

     Effective January 1, 1996, the Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based on increases in funds from operations. No cash bonuses will be payable under the Incentive Compensation Plan unless the increase in funds from operations per share, after giving effect to the bonuses, is equal to or greater than 2%. The Company accrued $100 under the prior formula in 1994 relative to results for the period from August 4, 1994 to December 31, 1994. No bonus was accrued for 1995. The Company accrued $495 based on the formula for 1996.

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

     Debt Covenants

     Certain loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios and limit the payment of dividends. At December 31, 1996, the Company was in compliance with these covenants.

     Guarantees

     The Company has guaranteed temporary construction financing totalling $13,479 associated with five entities and a total of $3,692 of additional debt associated with six entities where the Company is the general partner. In addition, the Company, has guaranteed the Low Income Housing Tax Credit to limited partners in thirty-two partnerships totalling approximately $23,000. As of December 31, 1996, there were no known conditions that would make certain such payments necessary.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


11   STOCK BENEFIT PLAN

     The Company has adopted the 1994 Stock Benefit Plan as Amended (the " Plan " ). Plan participants include officers, non-employee directors, and key employees of the Company. The Company has reserved 946,000 shares for issuance to officers and employees and 54,000 shares for issuance to non-employee directors. No options have been exercised. Options granted to officers and employees of the Company vest 20% for each year of service until 100% vested
     on the fifth anniversary.   Certain officers' options
     (264,000) and directors' options (54,000) vest immediately upon grant. The exercise price per share for stock options may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted (110% of the fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's common stock). During 1996, 144,000 options were granted with an exercise price greater than the fair market value of the stock at the date of the grant. The weighted average fair value of these options was $0.78. Options granted to directors and employees who hold more than 10% of the voting power of the Company expire after five years from the date of grant. All other options expire after ten years from the date of grant. The Plan also allows for the grant of stock appreciation rights and restricted stock awards, however, there were none granted at December 31, 1996. At December 31, 1996, 302,222 common shares were available for future grant of options or awards under the Plan.

      Details of stock option activity during 1996, 1995 and 1994 are as follows:

                                                  Number       Option Price
                                               of Shares          Per Share

  Options outstanding at August 4, 1994                -             $    -

  Granted, 1994                                  429,532              19.00
                                                 -------

  Options outstanding at December 31, 1994       429,532              19.00
  (194,000 shares exercisable)

  Granted 1995                                    18,000              17.875
  Cancelled 1995                                (  2,000)              19.00
                                                 -------

  Options outstanding at December 31, 1995       445,532       17.875-19.00
  (258,527 shares exercisable)

  Granted, 1996                                  180,000              19.00
  Granted, 1996                                   21,000              19.375
  Granted, 1996                                   52,146              20.50
  Cancelled, 1996                                (   900)             19.00
                                                 -------

  Options outstanding at December 31, 1996       697,778     $17.875-$20.50
                                                 =======


  (411,053 shares exercisable)


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


11   STOCK BENEFIT PLAN (Continued)

      The following table summarizes information about options outstanding at December 31, 1996:

                             Weighted
                              Average     Weighted                Weighted
                            Remaining      Average                 Average
      Year        Number  Contractual   Fair Value       Number   Exercise
   Granted   Outstanding         Life   of Options  Exercisable      Price

      1994       426,632            7          N/A      287,053    $19.000
      1995        18,000            3        $1.39       18,000     17.875
      1996       253,146            9        $1.01      106,000     19.060
                 -------            -                   -------    -------

    Totals       697,778            8                   411,053    $18.970
                 =======            =                   =======    =======

     The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation for the Company's stock option plan been determined based on the fair value at the date of grant for awards in 1996 and 1995, the Company's proforma net income and proforma earnings per share would have been $4,031 and $2,771, and $.72 and $.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995: dividend yield of 9.315%; expected volatility of 18.97%; forfeiture rate of 5%; and expected lives of 7.5 years for options with a lifetime of ten years, and five years for options with a lifetime of five years. The interest rate used in the option-pricing model is based on a risk free interest rate ranging from 5.25% to 6.87%.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


12   PROPERTY ACQUISITIONS

     Subsequent to the IPO in August, 1994 and through December
     31, 1996, the Company has acquired the communities listed below.

                            Date      Year         Number    Cost of
  Community                 Acquired  Constructed  of Units  Acquisitions

  Harborside (1)              10/1/94         1972       281       $ 6,363
  Northgate Manor             11/3/94         1962       224         7,277
  Village Green              12/19/94         1988       248         9,080
  Idylwood (2)                 1/6/95         1969       720        17,627
  Pearl Street                5/16/95         1969        60         1,238
  Candlewood (3)              12/4/95         1969       126         2,950
  Conifer Court                1/1/96         1963        20           703
  Hamlet Court                 1/1/96         1971        98         2,702
  Westminster                  1/1/96         1972       240         6,623
  Village Green (Fairways)     3/5/96         1986       200         5,246
  Carriage Hill               7/16/96         1973       140         4,396
  Cornwall Park               7/16/96         1967        75         3,386
  Lakeshore Villa             7/16/96         1975       152         4,421
  Sunset Gardens              7/16/96      1968-71       217         5,357
  Valley Park South          11/22/96      1971-73       384        18,914


          (1) Operation of Harborside commenced October 1, 1994 subject to an operating and management agreement. The acquisition was accounted for on the equity method until the final closing date of March 29, 1995.

          (2) The acquisition of Idylwood occurred in stages, with 44% being acquired on January 6, 1995 and the balance on September 7, 1995. The 56% acquired in September was subject to a lease entitling the Operating Partnership to all items of income and expense effective January 1, 1995. The acquisition was accounted for on the equity method until the final closing date in September 1995.

          (3) Operation of Candlewood commenced December 4, 1995 subject to a net lease agreement. This acquisition was accounted for on the equity method until the final closing date of January 5, 1996.


               HOME PROPERTIES OF NEW YORK, INC.
                  AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Conti nued)


12   PROPERTY ACQUISITIONS (Continued)

     Proforma Financial Information (Unaudited)

     The following unaudited proforma information was prepared as if the 1996 transactions related to the Conifer acquisition and the subsequent acquisitions of seven separate apartment communities had occurred on January 1, 1995. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 1995, nor does it purport to represent the results of operations for future periods.

                                     For the years ended December 31,
                                                1996       1995

     Total revenues                                $50,660    $45,112
     Income before extraordinary item                3,744      3,363
     Net income                                      3,744      2,225

     Per share data                                   $.67       $.62
     Income before extraordinary item                 $.67       $.41

     Weighted average numbers of shares          5,601,027  5,408,474
     outstanding


13   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                                       Original
                                              Home Properties of New York, Inc.      Properties
                                               --------------------------------      ----------
                                                   Years Ended
                                             ----------------------       08/04/94     01/01/94
                                            December 31, December 31,      Through      Through
                                                    1996         1995     12/31/94     08/03/94

     Cash paid for interest                       $8,441       $5,739       $1,268       $3,054
     Mortgage loans assumed associated
       with property acquisitions                 35,849       14,694       14,700            -
     Issuance of UPREIT Units associated with
       property and other acquisitions            10,168          453          250            -
     Raintree capitalized lease affecting
       real estate and leasehold liability             -        1,719            -            -
     Shares issued in exchange for
       officer and director notes                  2,061            -            -            -


                  HOME PROPERTIES OF NEW YORK, INC.
                     AND THE ORIGINAL PROPERTIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)


14   SUBSEQUENT EVENT

     On February 3, 1997, the Operating Partnership acquired Lake Grove Apartments, a 368-unit apartment community located in Lake Grove, Long Island, New York for $19,000. The Company borrowed $17,500 from its line of credit to fund the purchase plus closing costs, net of a $1,900 deposit which had been made at December 31, 1996. The remaining available balance on the line of credit after this borrowing is $7,500.

15   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1996 and 1995 are as follows:

                                                                     1996
                                                   ----------------------------------------
                                                       First       Second      Third   Fourth


     Revenues                                        $10,540      $10,706    $11,816  $12,608
     Income before minority interest
       and extraordinary item                            810        1,122      1,626    1,486
     Minority interest                                   147          194        285      271
     Extraordinary item, net of minority interest        N/A          N/A        N/A      N/A
     Net income                                          663          928      1,341    1,215
     Earnings per share:
       Net income                                        .12          .17        .24      .21

                                                                     1995
                                                   ----------------------------------------
                                                       First       Second      Third   Fourth

     Revenues                                         $7,561       $8,180     $8,809   $9,751
     Income before minority interest
       and extraordinary item                            851        1,030      1,245    1,374
     Minority interest                                  (84)        (105)      (126)    (140)
     Extraordinary item, net of minority interest        N/A          N/A        N/A  (1,249)
     Net income (loss)                                   767          925      1,119     (15)
     Earnings per share:
       Income before extraordinary item                  .14          .17        .21      .23
       Extraordinary item                                N/A          N/A        N/A    (.23)
       Net income                                        .14          .17        .21        0


                                                     SCHEDULE III
                HOME PROPERTIES OF NEW YORK, INC.
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1996
                         (IN THOUSANDS)


                                                                                                          Total
                              Initial Cost                                 Total Cost                     Cost,
                         --------------------------       Costs    -----------------------               Net of
                              Buildings,            Capitalized          Buildings            Accumu-   Accumu-
                                Improve-             Subsequent           Improve-              lated     lated  Year of
               Encum-            ments & Adjustments         to            ments &    Total Deprecia- Deprecia- Acquisi-
              brances    Land  Equipment      (a)   Acquisition    Land  Equipment      (b)      tion      tion     tion

Brook Hill   $  5,019 $   330   $  7,920                $   948 $   330   $  8,868  $ 9,198   $   660  $  8,538     1994
Apartments
Candlewood                387      2,592                     33     387      2,625    3,012        85     2,927     1996
Apartments
Carriage                  570      3,826                    451     570      4,277    4,847        64     4,783     1996
Hill
Apartments
Conifer           412      91        612                      9      91        621      712        22       690     1996
Court
Apartments
Conifer         3,045     358      8,555                     26     358      8,581    8,939       628     8,311     1994
Village
Apartments
Cornwall                  439      2,947                    236     439      3,183    3,622        54     3,568     1996
Park
Townhouses
Fairview        4,045     580      5,305    $ 2,828         958     580      9,091    9,671     2,766     6,905     1985
Heights &
Fairview
Manor
Finger Lakes    4,045     200      4,536      1,882         759     200      7,177    7,377     2,076     5,301     1983
Manor
Apartments
Garden          4,723     354      8,546                    789     354      9,335    9,689       823     8,866     1994
Village
Apartments
Hamlet Court    1,832     351      2,351                     35     351      2,386    2,737        76     2,661     1996
Apartments
Harborside      5,061     250      6,113                  1,187     250      7,300    7,550       455     7,095     1995
Manor
Idylwood        9,468     700     16,927                  2,719     700     19,646   20,346     1,074    19,272     1995
Apartments
Lakeshore                 573      3,848                     83     573      3,931    4,504        62     4,442     1996
Villa
Apartments
Meadows         2,017     208      2,776      1,216         713     208      4,705    4,913     1,492     3,421     1984
Apartments
Newcastle                 197      4,007      3,684       1,734     197      9,425    9,622     2,674     6,948     1982
Apartments
Northgate                 290      6,987                  1,182     290      8,169    8,459       616     7,843     1994
Manor
Apartments
Pearl Street               49      1,189                     43      49      1,232    1,281        66     1,215     1995
Perinton        5,614     224      6,120      3,629       1,045     224     10,794   11,018     3,168     7,850     1982
Manor
Apartments
Raintree        7,800              6,654      3,217       4,410             14,281   14,281     3,199    11,082     1985
Island
Apartments
Riverton        5,116     240      6,640      2,523       1,769     240     10,932   11,172     3,857     7,315     1983
Knolls
Apartments &
Townhouses
1600 Elmwood    5,510     303      5,698      3,339       1,739     299     10,780   11,079     3,802     7,277     1983
Avenue
Apartments
Spanish                   373      9,263                    971     398     10,209   10,607       762     9,845     1994
Gardens
Apartments
Springcreek     1,237     128      1,702        745         413     128      2,860    2,988       915     2,073     1984
Apartments
Sunset                    696      4,661                    114     696      4,775    5,471        76     5,395     1996
Gardens
Apartments
Valley Park     9,650   2,459     16,454                      6   2,459     16,460   18,919        83    18,836     1996
South
Apartments
Village         9,504   1,043     13,283                  1,487   1,043     14,770   15,813       765    15,048    1994-
Green                                                                                                               1996
Apartments
Waterfalls
Village
Manufactured    1,357     409      1,995      1,206         195     409      3,396    3,805       887     2,918     1987
Home
Community
Wedgewood         500     100        504         15         184     100        703      803       262       541     1986
Shopping
Center
Wedgewood       5,750   1,000      9,327      2,297       1,354   1,000     12,978   13,978     3,447    10,531     1986
Village
Apartments
Westminster     3,230     860      5,763                    150     860      5,913    6,773       191     6,582     1996
Apartments
Williamstowne   9,980     390      9,748      5,115       2,007     390     16,870   17,260     4,895    12,365     1985
Village
Apartments
Other Assets              907                   125         295     907        420    1,327       235     1,092
             -------- -------   --------    -------     ------- -------   -------- --------   -------  --------
             $104,915 $15,059   $186,849    $31,821     $28,044 $15,080   $246,693 $261,773   $40,237  $221,536
             ======== =======   ========    =======     ======= =======   ======== ========   =======  ========


(a)   Represents  the  excess of fair value over  the  historical
      cost   of  partnership  interests  as  a  result   of   the
      application of purchase accounting for the acquisition of non-controlled interests.

(b) The aggregate cost for Federal Income Tax purposes was approximately $258,839.


                HOME PROPERTIES OF NEW YORK, INC.
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1996
                         (IN THOUSANDS)

    Depreciation and amortization of the Company's investments in buildings and improvements reflected in the consolidated and combined statements of operations are calculated over the estimated useful lives of the assets as follows:

    Buildings and improvements           5-40 years
    Tenant  improvements                   Life  of  related
    lease

    The changes in total real estate assets for the three years ended December 31, 1996, are as follows:


                                          1996          1995          1994

     Balance, beginning of year       $198,203      $162,991      $ 76,646
     New property acquisition           54,727        26,956        52,057
     Adjustments                             -             -        31,821
     Additions                           8,843         8,256         2,871
     Disposals and retirements               -             -      (   404)
                                      --------      --------      --------
     Balance, end of year             $261,773      $198,203      $162,991
                                      ========      ========      ========


    The changes in accumulated depreciation for the three years ended December 31, 1996, are as follows:

                                          1996          1995          1994

     Balance, beginning of year        $32,258       $25,759       $22,268
     Depreciation for the year           7,979         6,499         3,775
     Disposals and retirements               -             -       (  284)
                                       -------       -------       -------
     Balance, end of year              $40,237       $32,258       $25,759
                                       =======       =======       =======


                HOME PROPERTIES OF NEW YORK, INC.
                            FORM 10-K
             For Fiscal Year Ended December 31, 1996
                          Exhibit Index


Exhibit
Number              Exhibit                  Location

3.1           Articles of               Incorporated by
              Incorporation of Home     reference to Home
              Properties of New York,   Properties of New York,
              Inc.                      Inc. Registration on
                                        Form S-11, File No. 33-
                                        78862 (the "S-11
                                        Registration
                                        Statement").

3.2           Articles of Amendment     Incorporated by
              and Restatement of        reference to S-11
              Articles of               Registration Statement.
              Incorporation of Home
              Properties of New York,
              Inc.

3.3           Amended and Restated By-  Incorporated by
              Laws of Home Properties   reference to the Form 8-
              of New York, Inc.         K filed by Home
              (Revised 12/30/96)        Properties of New York,
                                        Inc. dated December 23,
                                        1996 (the "12/23/96 8-
                                        K").

4.1           Form of certificate       Incorporated by
              representing Shares of    reference to the Form 10-
              Common Stock.             K filed by Home
                                        Properties of New York,
                                        Inc. for the period
                                        ended 12/31/94 (the
                                        "12/31/94 10-K").

4.2           Agreement of Home         Incorporated by
              Properties of New York,   reference to 12/31/94 10-
              Inc. to file instruments  K.
              defining the rights of
              holders of long-term
              debt of it or its
              subsidiaries with the
              Commission upon request.

4.3           Credit Agreement between  Incorporated by
              Manufacturers and         reference to the Form 10-
              Traders Trust Company,    Q filed by Home
              Home Properties of New    Properties of New York,
              York, L.P. and Home       Inc. for the quarterly
              Properties of New York,   period ended 6/30/94
              Inc.                      (the "6/30/94 10-Q").

4.4           Amendment Agreement       Incorporated by
              between Manufacturers     reference to the
              and Traders Trust         12/31/94 10-K.
              Company, Home Properties
              of New York, L.P. and
              Home Properties of New
              York, Inc. amending the
              Credit Agreement.



4.5           Mortgage Spreader,        Incorporated by
              Consolidation and         reference to the 6/30/94
              Modification Agreement    10-Q.
              between Manufacturers
              and Traders Trust
              Company and Home
              Properties of New York,
              L.P., together with form
              of Mortgage, Assignment
              of Leases and Rents and
              Security Agreement
              incorporated therein by
              reference.

4.6           Mortgage Note made by     Incorporated by
              Home Properties of New    reference to the 6/30/94
              York, L.P. payable to     10-Q.
              Manufacturers and
              Traders Trust Company in
              the principal amount of
              $12,298,000.

4.7           Demand Grid Note, dated   Incorporated by
              August 22, 1995, from     reference to the Form 10-
              Home Properties of New    K filed by Home
              York, L.P. to             Properties of New York,
              Manufacturers and         Inc. for the period
              Traders Trust Company in  ended 12/31/95 (the
              the maximum principal     "12/31/95 10-K").
              amount of $15,000,000.

4.8           Spreader, Consolidation,  Incorporated by
              Modification and          reference to the
              Extension Agreement       12/31/95 10-K.
              between Home Properties
              of New York, L.P. and
              John Hancock Mutual Life
              Insurance Company, dated
              as of October 26, 1995,
              relating to indebtedness
              in the principal amount
              of $20,500,000.

4.9           Demand Grid Note, dated   Pages _____ to _______.
              August 22, 1996 from the
              Operating Partnership to
              Manufacturers and
              Traders Trust Company in
              the maximum principal
              amount of $25,000,000.

4.10          Demand Grid Note, dated   Pages _____ to _______.
              March 5, 1997 from the
              Operating Partnership to
              Manufacturers and
              Traders Trust Company in
              the maximum principal
              amount of $35,000,000.

10.1          Agreement of Limited      Incorporated by
              Partnership of Home       reference to S-11
              Properties of New York,   Registration Statement.
              L.P.



10.2          Amended and Restated      Incorporated by
              Agreement of Limited      reference to 6/30/94 10-
              Partnership of Home       Q.
              Properties of New York,
              L.P.

10.3          Amendments No. One        Incorporated by
              through Eight to the      reference to 12/31/95 10-
              Agreement of Limited      K.
              Partnership of Home
              Properties of New York,
              L.P.

10.4          Amendment No. Nine to     Incorporated by
              the Agreement of Limited  reference to 12/23/96 8-
              Partnership of Home       K.
              Properties of New York,
              L.P.

10.5          Amendment No. Ten to the  Pages _____ to ______.
              Agreement of Limited
              Partnership of Home
              Properties of New York,
              L.P.

10.6          Articles of               Incorporated by
              Incorporation of Home     reference to S-11
              Properties Management,    Registration Statement.
              Inc.

10.7          By-Laws of Home           Incorporated by
              Properties Management,    reference to S-11
              Inc.                      Registration Statement.

10.8          Articles of               Incorporated by
              Incorporation of Conifer  reference to 12/31/95 10-
              Realty Corporation.       K.

10.9          By-Laws of Conifer        Incorporated by
              Realty Corporation.       reference to 12/31/95 10-
                                        K.

10.10         Employment Agreement      Incorporated by
              between Home Properties   reference to 6/30/94 10-
              of New York, L.P. and     Q.
              Norman P. Leenhouts.

10.11         Employment Agreement      Incorporated by
              between Home Properties   reference to the 6/30/94
              of New York, L.P. and     10-Q.
              Nelson B. Leenhouts.

10.12         Employment Agreement      Incorporated by
              between Home Properties   reference to 12/31/95 10-
              of New York, L.P. and     K.
              Richard J. Crossed.

10.13         Indemnification           Incorporated by
              Agreement between Home    reference to the 6/30/94
              Properties of New York,   10-Q.
              Inc. and certain
              officers and directors.



10.14         Indemnification           Incorporated by
              Agreement between Home    reference to 12/31/95 10-
              Properties of New York,   K.
              Inc. and Richard J.
              Crossed.

10.15         Indemnification           Pages ______ to _______.
              Agreement between Home
              Properties of New York,
              Inc. and Alan L. Gosule.

10.16         Home Properties of New    Incorporated by
              York, Inc. 1994 Stock     reference to S-11
              Benefit Plan.             Registration Statement.

10.17         Registration Rights       Incorporated by
              Agreement among Home      reference to the 6/30/94
              Properties of New York,   10-Q.
              Inc., Home Leasing
              Corporation, Leenhouts
              Ventures, Norman P.
              Leenhouts, Nelson B.
              Leenhouts, Amy L. Tait,
              David P. Gardner, Ann M.
              McCormick, William E.
              Beach, Paul O'Leary,
              Richard J. Struzzi,
              Robert C. Tait, Timothy
              A. Florczak and Laurie
              Tones.

10.18         Lockup Agreements by      Incorporated by
              Home Properties of New    reference to 12/31/95 10-
              York, Inc. and Conifer    K.
              Realty, Inc., Conifer
              Development, Inc.,
              Richard J. Crossed,
              Peter J. Obourn and John
              F. Fennessey.

10.19         Contribution Agreement    Incorporated by
              between Home Properties   reference to the Form 8-
              of New York, L.P. and     K filed by Home
              Conifer Realty, Inc.,     Properties of New York,
              Conifer Development,      Inc., dated September
              Inc., Richard J.          14, 1995.
              Crossed, Peter J. Obourn
              and John H. Fennessey.

10.20         Amendment to              Incorporated by
              Contribution Agreement    reference to the Form 8-
              between Home Properties   K filed by Home
              of New York, L.P. and     Properties of New York,
              Conifer Realty, Inc.,     Inc., dated January 9,
              Conifer Development,      1996.
              Inc., Richard J.
              Crossed, Peter J. Obourn
              and John H. Fennessey.



10.21         Agreement of Operating    Incorporated by
              Sublease, dated October   reference to S-11
              1, 1986, among  KAM,      Registration Statement.
              Inc., Morris Massry and
              Raintree Island
              Associates, as amended
              by Letter Agreement
              Supplementing Operating
              Sublease dated October
              1, 1986.

10.22         Second Amended and        Incorporated by
              Restated Incentive        reference to 12/31/95 10-
              Compensation Plan of      K.
              Home Properties of New
              York, Inc.

10.23         Indemnification and       Incorporated by
              Pledge Agreement between  reference to 12/31/95 10-
              Home Properties of New    K.
              York, L.P. and Conifer
              Realty, Inc., Conifer
              Development, Inc.,
              Richard J. Crossed,
              Peter J. Obourn and John
              H. Fennessey.

10.24         Form of Term Promissory   Pages _____ to _______.
              Note payable to Home
              Properties of New York,
              Inc. by officers and
              directors in association
              with the Executive and
              Director Stock Purchase
              and Loan Program.

10.25         Form of Pledge Security   Pages _____ to _______.
              Agreement executed by
              officers and directors
              in connection with
              Executive and Director
              Stock Purchase and Loan
              Program.

10.26         Schedule of               Pages _____ to _______.
              Participants, loan
              amounts and shares
              issued in connection
              with the Executive and
              Director Stock Purchase
              and Loan Program.

10.27         Guaranty by Home          Pages _____ to _______.
              Properties of New York,
              Inc. and Home Properties
              of New York, L.P. to The
              Chase Manhattan Bank of
              the loans from The Chase
              Manhattan Bank to
              officers and directors
              in connection with the
              Executive and Director
              Stock Purchase and Loan
              Program.



10.28         Subordination Agreement   Pages _____ to _______.
              between Home Properties
              of New York, Inc. and
              The Chase Manhattan Bank
              relating to the
              Executive and Director
              Stock Purchase and Loan
              Program.

10.29         Partnership Interest      Incorporated by
              Purchase Agreement,       reference to  12/23/96 8-
              dated as of December 23,  K.
              1996, among Home
              Properties of New York,
              Inc., Home Properties of
              New York, L.P. and State
              of Michigan Retirement
              Systems.

10.30         Registration Rights       Incorporated by
              Agreement, dated as of    reference to  12/23/96 8-
              December 23, 1996         K.
              between Home Properties
              of New York, Inc. and
              State of Michigan
              Retirement Systems.

10.31         Lock-Up Agreement, dated  Incorporated by
              December 23, 1996         reference to 12/23/96 8-
              between Home Properties   K.
              of New York, Inc. and
              State of Michigan
              Retirement Systems.

10.32         Contract of Sale between  Pages ______ to
              Lake Grove Associates     ________.
              Corp. and Home
              Properties of New York,
              L.P., dated December 17,
              1996, relating to the
              Lake Grove Apartments.

11            Computation of Per Share  Page ______
              Earnings Schedule

21            List of Subsidiaries of   Page ______
              Home Properties of New
              York, Inc.

23            Consent of Coopers &      Page ______
              Lybrand

27            Financial Data Schedule   Page ______


Page 6


