Form 10-Q
period 1997-03-31
HOME PROPERTIES OF NEW YORK INC
filed 1997-05-14
CIK 923118

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

     (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                               OR

          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission File Number 1-13136

                HOME PROPERTIES OF NEW YORK, INC.
     (Exact name of registrant as specified in its charter)


            MARYLAND                          16-1455126
 (State or other jurisdiction of     (IRS Employer Identification
 incorporation or organization)                 Number)



          850 Clinton Square, Rochester, New York 14604
       (Address of principal executive offices) (Zip Code)

                         (716) 546-4900
      (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former
               year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class of Common Stock          Outstanding at April 30, 1997
         $.01 par value                        6,936,557

                 PART I - FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1997 AND DECEMBER 31, 1996
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                1997          1996
                                            --------      --------
                                         (Unaudited)      (Note 1)
ASSETS
Real estate:
  Land                                      $ 22,500      $ 15,080
  Buildings, improvements and                261,410       246,693
equipment
                                            --------      --------
                                             283,910       261,773
  Less:  accumulated depreciation           ( 42,551)     ( 40,237)
                                            --------      --------
Real estate, net                             241,359       221,536

Cash and cash equivalents                        793         1,523
Cash in escrows                                6,027         5,637
Accounts receivable                            2,578         2,185
Prepaid expenses                               4,322         2,496
Deposit                                            -         1,900
Advances to affiliates                        10,201         5,898
Deferred financing costs                       1,381         1,616
Other assets                                   7,825         5,840
                                            --------      --------
                          Total assets      $274,486      $248,631
                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                      $104,676      $104,915
Notes payable                                    206           261
Line of credit                                 8,700             -
Accounts payable                               1,971         2,024
Accrued interest payable                         614           601
Accrued expenses and other liabilities         1,826         2,525
Security deposits                              3,178         2,545
                                            --------      --------
Total liabilities                            121,171       112,871
                                            --------      --------

Minority interest                             53,236        52,730
                                            --------      --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
    10,000,000 shares authorized; no
    shares issued                                  -             -
   Common stock, $.01 par value;
    30,000,000 shares authorized;
    6,936,557 and 6,144,498 shares issued and
    outstanding at March 31, 1997 and
    December 31, 1996, respectively               69            61
   Excess stock, $.01 par value;
    10,000,000 shares authorized; no
    shares issued                                  -             -
  Additional paid-in capital                 116,616        98,092
  Distributions in excess of                ( 14,471)     ( 13,062)
  accumulated earnings
  Officer and director notes for stock
purchases                                   (  2,135)     (  2,061)
                                            --------      --------
Total stockholders' equity                   100,079        83,030
                                            --------      --------
Total liabilities and stockholders'
equity                                      $274,486      $248,631
                                            ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     1997        1996
                                                ---------   ---------
Revenues:
  Rental income                                   $12,579      $9,686
  Property other income                               436         253
  Other income                                        827         601
                                                ---------   ---------
                               Total revenues      13,842      10,540
                                                ---------   ---------

Expenses:
  Operating and maintenance                         6,930       5,421
  General and administrative                          379         360
  Interest                                          2,354       2,046
  Depreciation and amortization                     2,338       1,903
                                                ---------   ---------
                               Total expenses      12,001       9,730
                                                ---------   ---------


Income before minority interest                     1,841         810
Minority interest                                     572         147
                                                ---------   ---------

Net income                                        $ 1,269      $  663
                                                =========   =========

Per share data:
  Net income                                         $.20        $.12
                                                =========   =========

Weighted average number of shares outstanding   6,378,441   5,409,824
                                                =========   =========





The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (UNAUDITED, IN THOUSANDS)

                                                                  1997       1996
                                                               -------    -------
Cash flows from operating activities:
  Net income                                                   $ 1,269    $   663
                                                               -------    -------

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer             (    78)       152
       Realty
     Income allocated to minority interest                         572        147
     Depreciation and amortization                               2,572      2,040
     Changes in assets and liabilities:
        Other assets                                           ( 3,510)   ( 2,666)
        Accounts payable and accrued liabilities               (   106)       624
                                                               -------    -------
Total adjustments                                              (   550)       297
                                                               -------    -------
Net cash provided by operating activities                          719        960
                                                               -------    -------

Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed       (17,402)   ( 2,076)
   Additions to properties                                     ( 2,835)   ( 1,103)
   Advances to affiliates                                      ( 6,690)   ( 3,744)
   Payments on advances to affiliates                            2,387      4,754
   Other                                                       (   169)         -
                                                               -------    -------
Net cash used in investing activities                          (24,709)   ( 2,169)
                                                               -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock                           18,458         54
   Payments of mortgage and other notes payable                (   294)   (   260)
   Proceeds from line of credit                                 24,700      8,030
   Payments on line of credit                                  (16,000)   ( 4,200)
   Additions to deferred loan costs                                  -    (    82)
   Additions to cash escrows                                   (   390)   (   148)
   Dividends and distributions paid                            ( 3,214)   ( 2,759)
   Capital contribution to minority interest                         -        206
                                                               -------    -------
Net cash provided by financing activities                       23,260        841
                                                               -------    -------
Net increase (decrease) in cash                                (   730)   (   368)
Cash and cash equivalents:
   Beginning of period                                           1,523        812
                                                               -------    -------
   End of period                                               $   793    $   444
                                                               =======    =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 2,190     $1,757
                                                               =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements

     The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 25, 1997.

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

     On January 1, 1996, the Operating Partnership acquired the operations of Conifer Realty, Inc. and Conifer Development, Inc. ("Conifer") and purchased certain of Conifer's assets for a total acquisition price of $15,434. The acquisition was funded by issuing 486,864 Operating Partnership units (UPREIT units, valued at $17.25 per unit), the assumption of $6,801 of existing mortgage debt and $235 in cash paid to outside partners. Additional consideration will be paid in UPREIT units if development fee income exceeds target levels over the five year period starting January 1, 1996. In March, 1997, the Company issued 19,153 UPREIT units valued at $464 accounted for as additional goodwill. Conifer was involved in the development and management of government-assisted housing throughout New York State.

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

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its 70.6% (81.8% at March
     31, 1996) general partnership interest in the Operating
     Partnership.

     All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

3.   Earnings Per Common Share

     Earnings per common share amounts are based on the weighted average number of common shares and common equivalent shares (stock options) outstanding during the quarter. The conversion of an Operating Partnership unit to common stock will have no effect on earnings per common share as unit holders and stockholders effectively share equally in the net income of the Operating Partnership.

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS No. 128), which will be effective for the Company's fiscal year ended December 31, 1997. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's earnings per share, as currently determined.

4.   Pro Forma Financial Information

     The Company completed an acquisition of the Lake Grove Apartments, a 368-unit apartment community in Long Island, New York on February 3, 1997. The pro forma results for the three months ended March 31, 1997 would not have been materially different if the property had been acquired on January 1, 1997. Therefore, no pro forma presentation has been prepared reflecting this acquisition.

                HOME PROPERTIES OF NEW YORK, INC.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of March 31, 1997 and 1996 and for the three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

The Company has an unsecured line of credit of $35 million with an available balance of $26.3 million at March 31, 1997. Borrowings under the line of credit bear interest at 1.75% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on August 22, 1997. The Company intends to either renew the line for another year or establish a new line with a different institution.

As of March 31, 1997, the weighted average rate of interest on mortgage debt is 7.7% and the weighted average maturity is 7.2 years. Most of the debt is fixed rate, with only 10% variable rate debt. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Management believes that net cash flows provided by operating activities and the line of credit will be sufficient to satisfy the Company's cash requirements for the next one to two years.

The following table sets forth information regarding the mortgage indebtedness at March 31, 1997.

                                                                        Principal
                                         Interest                       Balance as of
                                         Rate as of          Maturity   March 31, 1997
Communities              Location        March 31, 1997      Date       (000's)

Fixed Rate
Conifer Court            Syracuse, NY    10.53%              11/01/99         $    410
Valley Park South        Bethlehem, PA    8.50%              01/01/00            9,650
Perinton, Riverton and   Rochester and
  Waterfalls             Buffalo, NY      6.75% (1)          08/01/00           12,062
Wedgewood Village        Columbus, OH     6.00% (2)          07/31/01            6,250
Williamstowne Village    Buffalo, NY      7.37% (3)          10/27/02            9,953
Brook Hill               Rochester, NY    7.75%              11/01/02            5,000
Garden Village           Buffalo, NY      7.75%              11/01/02            4,706
1600 Elmwood             Rochester, NY    7.75%              11/01/02            5,490
Village Green            Syracuse, NY     7.75%              11/01/02            4,902
Hamlet Court             Rochester, NY    8.25%              05/01/03            1,827
Fairview Heights         Ithaca, NY       7.71% (4)          11/30/03            4,035
Finger Lakes Manor       Rochester, NY    7.71% (4)          11/30/03            4,035
Springcreek/Meadows      Rochester, NY    6.75% (5)          08/01/04            3,238
Idylwood                 Buffalo, NY      8.625%             11/01/05            9,449
Raintree Island          Buffalo, NY      8.50%              11/01/06            6,562
Conifer Village          Syracuse, NY     7.20%              06/01/10            3,045
Village Green (Fairways) Syracuse, NY     8.23%              10/01/19            4,567
Raintree Island          Buffalo, NY      8.50%              05/01/20            1,213
Harborside Manor         Syracuse, NY     8.92%              07/01/27            5,052
                                                                              --------
                                                                               101,446
Floating Rate
Westminster              Syracuse, NY    30 day LIBOR+1.75%  07/01/97            3,230
                                                                              --------
Subtotal                                                                       104,676

Line of Credit
Unsecured                N/A             30 day LIBOR+1.75%  On Demand           8,700
                                                                              --------
                                                                              $113,376
                                                                              ========

(1)  Fixed through August 4, 1999, then prime +.5% until maturity.
(2)  Fixed through August 4, 1999, then 5-year T-bill +2% until maturity.
(3)  Fixed through November 1, 2000, then prime +.5% until maturity.
(4)  Fixed through April 30, 2000, then prime +.5% until maturity.
(5) Fixed through July 31, 1997, then 175 basis points above three year treasuries.

Results of Operations

Comparison of three-months ended March 31, 1997 to the same period in 1996

The Company had 23 apartment communities with 6,008 units, one small ancillary convenience shopping area and a 202 site manufactured home community which were owned during both the three-month periods being presented (the "Core Properties"). The Company has acquired seven apartment communities with 1,536 units from March 6, 1996 through March 31, 1997 (the "Acquired
Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the three months ended March 31, 1997.

Of the $2,893,000 increase in rental income, $2,507,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 3.7% in weighted average rental rates, plus an increase in occupancy from 93.5% to 93.8%.

Of the $183,000 increase in property other income, $57,000 is attributable to the Acquired Communities. The balance of this increase is from the Company's share of income/loss from various general partnership interests.

Other income increased by $226,000, the majority from increases in the equity in the income from operations of HP Management and Conifer Realty.

Of the $1,509,000 increase in operating and maintenance expenses, $1,365,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 2.7% increase over 1996. Increased utility costs, 11% higher than the previous year, accounted for most of this increase. Natural gas consumption was down 10%, but the cost/therm was up 21% from last year. Areas where the Company experienced reduced costs included advertising, insurance and snow removal costs.

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

The calculation of funds from operations for the previous five quarters are presented below:

                                     March 31   Dec. 31     Sept. 30   June 30    March 31
                                         1997      1996         1996      1996        1996
                                      -------   -------      -------   -------     -------
Net income                             $1,269    $1,215       $1,341    $  928      $  663
Minority interest                         572       271          285       194         147
Extraordinary item                          -         -            -         -           -
Depreciation from real property         2,305     2,241        1,955     1,876       1,870
Depreciation from real property
  from unconsolidated entities              4       183           69        69          69
(Gain) Loss from sale of property           -         -       (    3)       11           -
                                      -------   -------      -------   -------     -------

FFO                                    $4,150    $3,910       $3,647    $3,078      $2,749
                                      =======   =======      =======   =======     =======
Weighted average common shares/
  units outstanding                   9,254.7   7,168.4      6,849.4   6,617.6     6,612.8
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

Declaration of Dividend

On May 6, 1997, the Board of Directors approved a dividend of $.43 per share for the period from January 1, 1997 to March 31, 1997. This is the equivalent of an annual distribution of $1.72 per share. The dividend is payable May 28, 1997 to shareholders of record on May 16, 1997.

Stock Repurchase Program

On May 6, 1997, the Board of Directors approved a stock repurchase program under which the Company may repurchase up to 1,000,000 shares of its currently outstanding common stock. The shares may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board's action does not establish a target stock price or a specific timetable for repurchase.

                   PART II - OTHER INFORMATION

                HOME PROPERTIES OF NEW YORK, INC.



Item 6.  Exhibits and Reports or Form 8-K

(a)  Exhibits:              There are no exhibits which are filed with, or
                            incorporated by reference, to this report.

(b)  Reports or Form 8-K:

     * Form 8-K was filed on January 6, 1997, date of report December 23, 1996, with respect to providing exhibit documents on the agreement with the State Treasurer of the State of Michigan to sell a $35 million Class A Limited Partnership Interest in the Operating Partnership to the State of Michigan Retirement System.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HOME PROPERTIES OF NEW YORK, INC.
                                                     (Registrant)


                               Date:                 May 14, 1997
                                     ----------------------------
                                By:          /s/ David P. Gardner
                                     ----------------------------
                                                 David P. Gardner
                                                   Vice President
                            Chief Financial Officer and Treasurer


                              Date:                  May 14, 1997
                                   ------------------------------
                                By:          /s/ Norman Leenhouts
                                   ------------------------------
                                                 Norman Leenhouts
                                            Chairman and Co-Chief
                                                Executive Officer