Form 10-Q
period 1997-06-30
HOME PROPERTIES OF NEW YORK INC
filed 1997-08-13
CIK 923118

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

     (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

                   YES    X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class of Common Stock          Outstanding at July 31, 1997
        $.01 par value                       7,167,326

                 PART I - FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1997 AND DECEMBER 31, 1996
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1997           1996
                                                                ----           ----
                                                         (Unaudited)       (Note 1)
ASSETS
Real estate:
  Land                                                      $ 28,480       $ 15,080
  Buildings, improvements and equipment                      282,879        246,693
                                                            --------       --------
                                                             311,359        261,773
  Less:  accumulated depreciation                           ( 44,948)      ( 40,237)
                                                            --------       --------
Real estate, net                                             266,411        221,536

Cash and cash equivalents                                      1,210          1,523
Cash in escrows                                                7,018          5,637
Accounts receivable                                            2,728          2,185
Prepaid expenses                                               2,790          2,496
Deposit                                                            -          1,900
Advances to affiliates                                        14,748          5,898
Deferred financing costs                                       1,267          1,616
Other assets                                                   6,543          5,840
                                                            --------       --------
     Total assets                                           $302,715       $248,631
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                      $114,026       $104,915
Notes payable                                                    151            261
Line of credit                                                12,905              -
Accounts payable                                               1,816          2,024
Accrued interest payable                                         579            601
Accrued expenses and other liabilities                         1,954          2,525
Security deposits                                              3,679          2,545
                                                            --------       --------
     Total liabilities                                       135,110        112,871
                                                            --------       --------

Minority interest                                             65,132         52,730
                                                            --------       --------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                           -              -

   Common stock, $.01 par value; 30,000,000
     shares authorized; 7,102,927 and 6,144,498 shares
     issued and outstanding at June 30, 1997 and
     December 31, 1996, respectively                              71             61
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                           -              -

  Additional paid-in capital                                 120,590         98,092
  Distributions in excess of accumulated earnings           ( 15,628)      ( 13,062)
  Treasury stock, at cost, 20,000 shares                    (    426)             -
  Officer and director notes for stock purchases            (  2,134)      (  2,061)
                                                            --------       --------
     Total stockholders' equity                              102,473         83,030
                                                            --------       --------
     Total liabilities and stockholders' equity             $302,715       $248,631
                                                            ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                       1997        1996
                                       ----        ----

Revenues:

  Rental income                  $   26,107  $   19,735
  Property other income                 795         516
  Other income                        1,404         995
                                 ----------  ----------
     Total revenues                  28,306      21,246
                                 ----------  ----------

Expenses:

  Operating and maintenance          13,513      10,554
  General and administrative            792         709
  Interest                            4,725       4,245
  Depreciation and amortization       4,757       3,806
                                 ----------  ----------
     Total expenses                  23,787      19,314
                                 ----------  ----------


Income before minority interest       4,519       1,932
Minority interest                     1,374         341
                                 ----------  ----------

Net income                       $    3,145  $    1,591
                                 ==========  ==========

Per share data:
  Net income                           $.47        $.29
                                       ====        ====
Weighted average number of
  shares outstanding              6,708,489   5,412,184
                                  =========   =========




The accompanying notes are an integral part of these consolidated financial statements.


                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                       1997        1996
                                       ----        ----

Revenues:

  Rental income                  $   13,528  $   10,049
  Property other income                 359         263
  Other income                          577         394
                                 ----------  ----------
     Total revenues                  14,464      10,706
                                 ----------  ----------

Expenses:

  Operating and maintenance           6,583       5,133
  General and administrative            413         349
  Interest                            2,371       2,199
  Depreciation and amortization       2,419       1,903
                                 ----------  ----------
     Total expenses                  11,786       9,584
                                 ----------  ----------


Income before minority interest       2,678       1,122
Minority interest                       802         194
                                 ----------  ----------

Net income                       $    1,876  $      928
                                 ==========  ==========

Per share data:
  Net income                           $.27        $.17
                                       ====        ====
Weighted average number of
  shares outstanding              7,034,910   5,414,574
                                  =========   =========



The accompanying notes are an integral part of these consolidated financial statements.


                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (UNAUDITED, IN THOUSANDS)

                                                                    1997       1996
                                                                    ----       ----
Cash flows from operating activities:
  Net income                                                     $ 3,145    $ 1,591
                                                                 -------    -------

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer                   115        306
Realty
     Income allocated to minority interest                         1,374        341
     Depreciation and amortization                                 5,187      4,087
     Changes in assets and liabilities:
        Other assets                                             ( 1,137)   ( 1,680)
        Accounts payable and accrued liabilities                     333        557
                                                                 -------    -------
Total adjustments                                                  5,872      3,611
                                                                 -------    -------
Net cash provided by operating activities                          9,017      5,202
                                                                 -------    -------

Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed        ( 18,233)   ( 2,130)
   Additions to properties                                      (  6,465)   ( 2,703)
   Advances to affiliates                                       ( 14,369)   ( 9,279)
   Payments on advances to affiliates                              5,519     10,158
   Other                                                        (     96)   (    35)
                                                                 -------    -------
Net cash used in investing activities                           ( 33,644)   ( 3,989)
                                                                 -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock                             22,406        181
   Purchase of Treasury Stock                                   (    426)         -
   Payments of mortgage and other notes payable                 (  1,529)   (   660)
   Proceeds from line of credit                                   36,100     13,630
   Payments on line of credit                                   ( 23,195)   ( 8,300)
   Additions to deferred loan costs                             (     80)   (    74)
   Additions to cash escrows                                    (  1,381)   (   675)
   Dividends and distributions paid                             (  7,581)   ( 5,538)
   Capital contribution to minority interest                           -        206
                                                                 -------    -------
Net cash provided by financing activities                         24,314    ( 1,230)
                                                                 -------    -------
Net increase (decrease) in cash                                 (    313)   (    17)
Cash and cash equivalents:
   Beginning of period                                             1,523        812
                                                                 -------    -------
   End of period                                                 $ 1,210    $   795
                                                                 =======    =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 4,447    $ 3,834
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

     On January 1, 1996, the Operating Partnership acquired the operations of Conifer Realty, Inc. and Conifer Development, Inc. ("Conifer") and purchased certain of Conifer's assets for a total acquisition price of $15,434. The acquisition was funded by issuing 486,864 Operating Partnership units (UPREIT units, valued at $17.25 per unit), the assumption of $6,801 of existing mortgage debt and $235 in cash paid to outside partners. Additional consideration will be paid in UPREIT units if development fee income exceeds target levels over the five year period starting January 1, 1996. In March 1997, the Company issued 19,153 UPREIT units valued at $464 accounted for as additional goodwill. Conifer was involved in the development and management of government-assisted housing throughout New York State.

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

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its 69.2% (81.8% at June 30, 1996) general partnership interest in the Operating
     Partnership.

     All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

3.   Earnings Per Common Share

     Earnings per common share amounts are based on the weighted average number of common shares and common equivalent shares (stock options) outstanding during the period. The conversion of an Operating Partnership unit to common stock will have no effect on earnings per common share as unit holders and stockholders effectively share equally in the net income of the Operating Partnership.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS No. 128), which will be effective for the Company's fiscal year ended December 31, 1997. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's earnings per share as currently determined.

               HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.   Pro Forma Financial Information

                          Pro Forma Combined Statement of Operations
                              For the Six Months Ended June 30, 1997
                          ------------------------------------------

                                       Home
                                 Properties   Pro Forma     Company
                                 Historical  Adjustment   Pro Forma
                                 ----------  ----------   ---------

Revenue:
  Rental income                     $26,107      $2,108  $   28,215
  Property other income                 795          33         828
  Other income                        1,404           -       1,404
                                    -------      ------  ----------

     Total Revenues                  28,306       2,141      30,447
                                    -------      ------  ----------

Expenses:
  Operating and Maintenance          13,513       1,076      14,589
  General and administrative            792          25         817
  Interest                            4,725         341       5,066
  Depreciation and amortization       4,757         202       4,959
                                    -------      ------  ----------

     Total Expenses                  23,787       1,644      25,431
                                    -------      ------  ----------

Income before minority interest     $ 4,519      $  497       5,016
                                    =======      ======

Minority Interest                                             1,703
                                                         ----------
Net income                                               $    3,313
                                                         ==========
Net income per common share                                   $0.49
                                                              =====

Weighted average number of
  shares outstanding                                      6,708,489
                                                          =========


     The pro forma information was prepared as if the transactions related to the acquisition of Lake Grove
     Apartments (on February 3, 1997) and Royal Gardens
     Apartments (on May 28, 1997) had occurred on January 1,
     1997.

     Adjustments to the pro forma combined statements of operations for the six months ended June 30, 1997, consist principally of providing property net operating activity and recording interest, depreciation and amortization from January 1, 1997 to the acquisition date.

     The Company completed an acquisition of Woodgate Place Apartments, a 120 -unit apartment community in Rochester, New York on June 30, 1997. The pro forma results for the six months ended June 30, 1997 would not have been materially different if the property had been acquired on January 1, 1997. Therefore, no pro forma presentation has been prepared reflecting this acquisition.

               HOME PROPERTIES OF NEW YORK, INC.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of June 30, 1997 and 1996 and for the six-month and three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This discussion contains forward-looking statments. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, other conditions that might affect operating expenses, the timely completion of repositioning and current development activities within anticipated budgets, the actual pace of future acquisitions and developments, and continued access to capital to fund growth.

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayment.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its line of credit. The Company considers its ability to generate cash to continue to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan, property debt financing, or issuing additional common shares or shares of the Company's preferred stock. As of February 28, 1997, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $100 million of shares of common stock or other securities.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During the three months ended June 30, 1997, the Company repurchased 20,000 shares at a cost of $.426 million.

The Company has an unsecured line of credit of $35 million with an available balance of $22.1 million at June 30, 1997. Borrowings under the line of credit bear interest at 1.75% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on August 22, 1997. The Company is pursuing increasing the size of the line of credit as well as having the interest rate reduced.

As of June 30, 1997, the weighted average rate of interest on mortgage debt is 7.7% and the weighted average maturity is 6.5 years. Most of the debt is fixed rate, with only 13% variable rate debt. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Management believes that net cash flows provided by operating activities and the line of credit will be sufficient to satisfy the Company's cash requirements for the next one to two years.

The following table sets forth information regarding the mortgage indebtedness at June 30, 1997.


                                                                                        Principal
                                                  Interest                          Balance as of
                                                Rate as of          Maturity        June 30, 1997
Communities             Location             June 30, 1997              Date              (000's)
-----------             --------             -------------          --------        -------------

Fixed Rate
Royal Gardens           Piscataway, NJ        8.00%                 01/01/98             $  5,094
Conifer Court           Syracuse, NY         10.53%                 11/01/99                  408
Valley Park South       Bethlehem, PA         8.50%                 01/01/00                9,650
Perinton, Riverton and  Rochester and
  Waterfalls            Buffalo, NY           6.75% (1)             08/01/00               12,036
Wedgewood Village       Columbus, OH          6.00% (2)             07/31/01                6,250
Williamstowne Village   Buffalo, NY           7.37% (3)             10/27/02                9,925
Brook Hill              Rochester, NY         7.75%                 11/01/02                4,981
Garden Village          Buffalo, NY           7.75%                 11/01/02                4,688
1600 Elmwood            Rochester, NY         7.75%                 11/01/02                5,470
Village Green           Syracuse, NY          7.75%                 11/01/02                4,884
Hamlet Court            Rochester, NY         8.25%                 05/01/03                1,822
Fairview Heights        Ithaca, NY            7.71% (4)             11/30/03                4,025
Finger Lakes Manor      Rochester, NY         7.71% (4)             11/30/03                4,025
Springcreek/Meadows     Rochester, NY         6.75% (5)             08/01/04                3,223
Idylwood                Buffalo, NY           8.625%                11/01/05                9,430
Royal Gardens           Piscataway, NJ        7.50%                 11/02/05                1,932
Raintree Island         Buffalo, NY           8.50%                 11/01/06                6,540
Woodgate Place          Rochester, NY         7.865%                11/01/07                3,485
Conifer Village         Syracuse, NY          7.20%                 06/01/10                2,910
Village Green
  (Fairways)            Syracuse, NY          8.23%                 10/01/19                4,549
Raintree Island         Buffalo, NY           8.50%                 05/01/20                1,209
Harborside Manor        Syracuse, NY          8.92%                 07/01/27                4,260
                                                                                         --------
                                                                                          110,796
Floating Rate
Westminster             Syracuse, NY         30 day LIBOR+1.75%     12/31/97                3,230
                                                                                         --------
Subtotal                                                                                  114,026

Line of Credit
Unsecured               N/A                  30 day LIBOR+1.75%     On Demand              12,905
                                                                                         --------
                                                                                         $126,931
                                                                                         ========

(1)  Fixed through August 4, 1999, then prime +.5% until maturity.
(2)  Fixed through August 4, 1999, then 5-year T-bill +2% until maturity.
(3)  Fixed through November 1, 2000, then prime +.5% until maturity.
(4)  Fixed through April 30, 2000, then prime +.5% until maturity.
(5) Fixed through July 31, 1997, then 175 basis points above three year treasuries.

Results of Operations

Comparison of six months ended June 30, 1997 to the same period in 1996

The Company had 23 apartment communities with 6,008 units, one small ancillary convenience shopping area and a 202 site manufactured home community which were owned during both the six and three-month periods being presented (the "Core Properties"). The Company has acquired nine apartment communities with 2,206 units from March 6, 1996 through June 30, 1997 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the six and three months ended June 30, 1997.

Of the $6,372,000 increase in rental income, $5,591,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 3.4% in weighted average rental rates, plus an increase in occupancy from 94.1% to 94.6%.

Of the $279,000 increase in property other income, $119,000 is attributable to the Acquired Communities. Most of the balance of this increase is from the Company's share of income/loss from various general partnership interests.

Other income increased by $409,000, the majority from an increase in interest income from advances to affiliates (see detail presented on page 13).

Of the $2,959,000 increase in operating and maintenance expenses, $2,761,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 1.9% increase over 1996. Increased utility costs, 5.9% higher than the previous year, accounted for most of this increase. Areas where the Company experienced reduced costs included advertising, insurance and snow removal costs.

Comparison of three months ended June 30, 1997 to the same period in 1996

Of the $3,479,000 increase in rental income, $3,084,000 is attributable to the Acquired communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 3.1% in weighted average rental rates, plus an increase in occupancy from 94.7% to 95.4%.

Of the $96,000 increase in property other income, $62,000 is attributable to the Acquired Communities. The balance of this increase is from the Company's share of income/loss from various general partnership interests.

Other income increased by $183,000, the majority from an increase in interest income from advances to affiliates (see detail presented on page 13).

Of the $1,450,000 increase in operating and maintenance expenses, $1,396,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 1.1% increase over 1996. The major areas of increase in the Core Properties occurred in personnel and office/telephone. Helping offset this was a 60% reduction to insurance and a 4% reduction to repairs and maintenance.

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

The calculation of funds from operations for the previous six quarters are presented below:

                                     June 30   March 31    Dec. 31    Sept. 30   June 30   March 31
                                        1997       1997       1996        1996      1996       1996
                                     -------    -------    -------     -------   -------    -------

Net income                          $  1,876   $  1,269   $  1,215    $  1,341  $    928   $    663
Minority interest                        802        572        271         285       194        147
Extraordinary item                         -          -          -           -         -          -
Depreciation from real property        2,389      2,305      2,241       1,955     1,876      1,870
Depreciation from real property
  from unconsolidated entities            76          4        183          69        69         69
(Gain) Loss from sale of property          -          -          -    (      3)       11          -
                                    --------    -------    -------     -------   -------    -------

FFO                                  $ 5,143    $ 4,150    $ 3,910     $ 3,647   $ 3,078    $ 2,749
                                    ========    =======    =======     =======   =======    =======

Weighted average common shares/
  units outstanding                 10,139.1    9,254.7    7,168.4     6,849.4   6,617.6    6,612.8
                                    ========    =======    =======     =======   =======    =======


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

Declaration of Dividend

On August 5, 1997, the Board of Directors approved a dividend of $.43 per share for the period from April 1, 1997 to June 30, 1997. This is the equivalent of an annual distribution of $1.72 per share. The dividend is payable August 26, 1997 to shareholders of record on August 15, 1997.

Subsequent Event

On July 1, 1997, the Company purchased Mid-Island Estates, a 232-unit community located in Bay Shore, Long Island, New York. The purchase price of $10.7 million included assumption of a $6.7 million first mortgage with interest fixed at rates ranging from 7.25% to 7.75% over the next ten years, with the balance paid with proceeds from the line of credit. In addition, on July 31,1997, the Company announced that it had entered into a contract to purchase a portfolio of 1,750 apartment units in twelve communities located in suburban markets on the west side of Philadelphia, Pennsylvania. The total purchase price of $63 million plus closing costs will be paid in the form of assumed debt, cash and UPREIT units. The transaction is subject to certain conditions and approvals.

Other Income

Other income for the six and three-months ended June 30, 1997 and 1996 is summarized as follows:

                       Six Months Ended   Three Months Ended
                           June 30             June 30
                      ------------------  ------------------
                          1997      1996      1997      1996
                          ----      ----      ----      ----


Management fees         $  248      $261      $132      $ 74
Development fees           606       566       253       151
Interest income            595       303       330       171
Other                       70        29        54        11
Management Companies    (  115)     (164)     (192)     ( 13)
                        ------      ----      ----      ----
                        $1,404      $995      $577      $394
                        ======      ====      ====      ====

Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 99% of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the six and three months ended June 30, 1997 and 1996 is summarized as follows:

                                  Six Months Ended         Three Months Ended
                                       June 30                   June 30
                                --------------------      --------------------
                                   1997         1996         1997         1996
                                   ----         ----         ----         ----

Management fees                 $ 1,432      $ 1,476      $   694      $   764
Development fees                    924          657          405          400
Miscellaneous                        45           47           20           24
General and administrative      ( 2,329)     ( 2,248)     ( 1,211)     ( 1,139)
Other expenses                  (   188)     (    98)     (   102)     (    62)
                                -------      -------      -------      -------
Net income                      ($  116)     ($  166)     ($  194)     ($   13)
                                =======      =======      =======      =======

Company's share                 ($  115)     ($  164)     ($  192)     ($   13)
                                =======      =======      =======      =======

                   PART II - OTHER INFORMATION

                HOME PROPERTIES OF NEW YORK, INC.



Item 6.  Exhibits and Reports or Form 8-K

(a) Exhibits: There are no exhibits which are filed with, or incorporated by reference, to this report.

(b)  Reports or Form 8-K:

          * Form 8-K was filed on June 6, 1997, date of report February 3, 1997, with respect to an item 2 disclosure concerning the acquisition of two multifamily residential properties. In addition, there was an item 5 disclosure concerning shareholder approval at the May 6, 1997 annual meeting of an amendment to the Company's Stock Benefit Plan increasing the number of shares issuable to non-employee directors; the awarding of non-employee directors options to purchase 3,500 shares; and approval of the issuance of up to 5,000,000 shares of the Company's common stock in one or more private placements or public offerings. The Company has no current arrangements for the sale of the additional shares.

          * Form 8-K was filed on July 7, 1997, date of report August 6,1996 relative to increasing the number of shares of the Company's common stock available for cash purchases under the Company's Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

          * Form 8-K was filed on August 11, 1997, date of report February 3, 1997, with respect to providing financial statements relative to the acquisition of Lake Grove Apartments and Royal Gardens Apartments.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    HOME PROPERTIES OF NEW YORK, INC.
                    (Registrant)


                    Date:  August 13, 1997
                           --------------------------------------
                    By:    /s/ David P. Gardner
                           --------------------------------------
                           David P. Gardner
                           Vice President
                           Chief Financial Officer and Treasurer


                    Date:  August 13, 1997
                           --------------------------------------
                    By:    /s/ Norman Leenhouts
                           --------------------------------------
                           Norman Leenhouts
                           Chairman and Co-Chief
                           Executive Officer