Form 10-Q
period 1997-09-30
HOME PROPERTIES OF NEW YORK INC
filed 1997-11-13
CIK 923118

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

     (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                     YES     X           NO
                            ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class of Common Stock     Outstanding at October 31, 1997
        $.01 par value                  8,841,521

                 PART I - FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                HOME PROPERTIES OF NEW YORK, INC.


                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1997         1996
                                                            --------     --------
                                                         (Unaudited)     (Note 1)
ASSETS
Real estate:
  Land                                                      $ 43,156     $ 15,080
  Buildings, improvements and equipment                      341,394      246,693
                                                            --------     --------
                                                             384,550      261,773
  Less:  accumulated depreciation                           ( 43,903)    ( 40,237)
                                                            --------     --------
    Real estate, net                                         340,647      221,536

Cash and cash equivalents                                      1,123        1,523
Cash in escrows                                                7,857        5,637
Accounts receivable                                            2,527        2,185
Prepaid expenses                                               5,411        2,496
Deposit                                                          520        1,900
Advances to affiliates                                        28,106        5,898
Deferred financing costs                                       1,515        1,616
Other assets                                                   7,008        5,840
                                                            --------     --------
    Total assets                                            $394,714     $248,631
                                                            ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                      $160,401     $104,915
Notes payable                                                     95          261
Line of credit                                                32,100            -
Accounts payable                                               4,918        2,024
Accrued interest payable                                         973          601
Accrued expenses and other liabilities                         2,480        2,525
Security deposits                                              3,602        2,545
                                                            --------     --------
    Total liabilities                                        204,569      112,871
                                                            --------     --------
Minority interest                                             78,972       52,730
                                                            --------     --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                           -            -
   Common stock, $.01 par value; 30,000,000
     shares authorized; 7,595,732 and 6,144,498 shares
     issued and outstanding at September 30, 1997 and
     December 31, 1996, respectively                              76           61
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                           -            -
  Additional paid-in capital                                 131,594       98,092
  Distributions in excess of accumulated earnings          (  17,963)   (  13,062)
  Treasury stock, at cost, 20,000 shares                        (426)           -
  Officer and director notes for stock purchases           (   2,108)   (   2,061)
                                                            --------     --------
Total stockholders' equity                                   111,173       83,030
                                                            --------     --------
Total liabilities and stockholders' equity                  $394,714     $248,631
                                                            ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                            1997       1996
                                         -------    -------

Revenues:

  Rental income                          $41,486    $30,665
  Property other income                    1,223        799
  Other income                             2,398      1,598
                                         -------    -------
    Total revenues                        45,107     33,062
                                         -------    -------

Expenses:

  Operating and maintenance               20,692     15,992
  General and administrative               1,306      1,077
  Interest                                 7,737      6,635
  Depreciation and amortization            7,447      5,800
                                         -------    -------

    Total expenses                        37,182     29,504
                                         -------    -------

Income before loss on disposition of
  property and minority interest           7,925      3,558
Loss on disposition of property            2,155          -
                                         -------    -------


Income before minority interest            5,770      3,558
Minority interest                          1,797        626
                                         -------    -------


Net income                               $ 3,973    $ 2,932
                                         =======    =======
Per share data:
  Net income                                $.57       $.53
                                            ====       ====
Weighted average number of
  shares outstanding                   6,916,434  5,490,842
                                       =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                           1997       1996
                                        -------    -------
Revenues:

  Rental income                         $15,379    $10,930
  Property other income                     428        283
  Other income                              994        603
    Total revenues                       16,801     11,816
                                        -------    -------

Expenses:

  Operating and maintenance               7,179      5,438
  General and administrative                514        368
  Interest                                3,012      2,396
  Depreciation and amortization           2,690      1,988
                                        -------    -------
    Total expenses                       13,395     10,190
                                        -------    -------

Income before loss on disposition of
  property and minority interest          3,406      1,626
Loss on disposition of property           2,155          -
                                        -------    -------

Income before minority interest           1,251      1,626
Minority interest                           423        285
                                        -------    -------

Net income                              $   828    $ 1,341
                                        =======    =======

Per share data:
  Net income                               $.11       $.24
                                           ====       ====

Weighted average number of
  shares outstanding                  7,325,543  5,646,418
                                      =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (UNAUDITED, IN THOUSANDS)

                                                               1997      1996
                                                            -------   -------
Cash flows from operating activities:
  Net income                                                $ 3,973   $ 2,932
                                                            -------   -------

  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer                5   (   106)
Realty
     Income allocated to minority interest                    1,797       626
     Depreciation and amortization                            8,021     6,232
     Changes in assets and liabilities:
        Other assets                                        ( 3,874)  ( 4,968)
        Accounts payable and accrued liabilities              4,278     2,047
                                                            -------   -------
          Total adjustments                                  10,227     3,831
                                                            -------   -------
          Net cash provided by operating activities          14,200     6,763
                                                            -------   -------

Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed    (44,636)  ( 4,868)
   Additions to properties                                  (10,106)  ( 4,962)
   Deposits on property                                     (   520)        -
   Advances to affiliates                                   (32,533)  (11,686)
   Payments on advances to affiliates                        10,325    12,606
   Sale of property                                          10,423         -
   Other                                                      ( 158)       75
                                                             -------   -------
     Net cash used in investing activities                  (67,205)  ( 8,835)
                                                            -------   -------

Cash flows from financing activities:
   Proceeds from sale of common stock                        32,801     8,571
   Purchase of Treasury Stock                               (   426)        -
   Proceeds from mortgage and other notes payable            12,000     4,530
   Payments of mortgage and other notes payable             ( 9,019)  ( 6,507)
   Proceeds from line of credit                              90,700    20,930
   Payments on line of credit                               (58,600)  (15,900)
   Additions to deferred loan costs                         (   473)  (   222)
   Additions to cash escrows                                ( 2,220)  (   595)
   Dividends and distributions paid                         (12,158)  ( 8,493)
   Capital contribution to minority interest                      -       206
                                                            -------   -------
     Net cash provided by financing activities               52,605     2,520
                                                            -------   -------
Net increase (decrease) in cash                             (   400)      448
Cash and cash equivalents:
   Beginning of period                                        1,523       812
                                                            -------   -------
   End of period                                            $ 1,123   $ 1,260
                                                            =======   =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $ 6,921   $ 5,960
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

                HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



2.   Organization and Basis of Presentation (Continued)

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its 65.1% (82.9% at September 30, 1996) general partnership interest in the Operating Partnership.

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

                HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.   Pro Forma Financial Information

                                     Pro Forma Combined Statement of Operations
                                    For the Nine Months Ended September 30, 1997
                                    -------------------------------------------
                                              Home
                                        Properties       ProForma        Company
                                        Historical     Adjustment       ProForma

Revenue:
  Rental income                            $41,486        $11,773        $53,259
  Property other income                      1,223            157          1,380
  Other income                               2,398            156          2,554
                                           -------        -------        -------
     Total Revenues                         45,107         12,086         57,193
                                           -------        -------        -------

Expenses:
  Operating and Maintenance                 20,692          5,734         26,426
  General and administrative                 1,306            150          1,456
  Interest                                   7,737          3,721         11,458
  Depreciation and amortization              7,447          1,601          9,048
                                           -------        -------        -------

     Total Expenses                         37,182         11,206         48,388
                                           -------        -------        -------

Income before loss on disposition
  of property and minority interest          7,925            880          8,805
Loss on disposition of property              2,155              -          2,155
                                           -------        -------        -------

Income before minority interest            $ 5,770        $   880          6,650
                                           =======        =======
Minority Interest                                                          2,463
                                                                         -------
Net income                                                               $ 4,187
                                                                         =======
Net income per common share                                                $0.61
                                                                           =====
Weighted average number of
  shares outstanding                                                   6,916,434
                                                                       =========

     The pro forma information was prepared as if the transactions related to the acquisition of Lake Grove Apartments (on February 3, 1997), Royal Gardens Apartments (on May 28, 1997), Philadelphia acquisition (on September 23, 1997) and 1600 East Avenue Apartments (on September 16,
     1997) had occurred on January 1, 1997.

     Adjustments to the pro forma combined statements of operations for the nine months ended September 30, 1997, consist principally of providing property net operating activity and recording interest, depreciation and amortization from January 1, 1997 to the acquisition date.

     The Company completed an acquisition of Woodgate Place Apartments, a 120 -unit apartment community in Rochester, New York on June 30, 1997, and Mid Island Estates, a 232-unit apartment community in Long Island, New York on July 1, 1997. The pro forma results for the nine months ended September 30, 1997 would not have been materially different if the properties had been acquired on January 1, 1997. Therefore, no pro forma presentation has been prepared reflecting these acquisitions.

                HOME PROPERTIES OF NEW YORK, INC.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of September 30, 1997 and 1996 and for the nine-month and three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This discussion contains forward-looking statements. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, other conditions that might affect operating expenses, the timely completion of repositioning and current development activities within anticipated budgets, the actual pace of future acquisitions and developments and continued access to capital to fund growth.

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

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan, property debt financing, or issuing additional common shares or shares of the Company's preferred stock. As of February 28, 1997, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $100 million of shares of common stock or other securities. During 1997, 3,184 apartment units have been purchased at a total price of $127 million, including issuance of UPREIT units valued at approximately $28 million. In addition, $18 million has been raised during the first nine months through the Company's Dividend Reinvestment Plan, as well as $15 million raised through the sale of common stock from the Company's $100 million shelf registration.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During June 1997, the Company repurchased 20,000 shares at a cost of $.426 million.

The Company has an unsecured line of credit of $50 million with an available balance of $17.9 million at September 30, 1997. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on September 4, 1999, with a one year extension at the Company's option.

As of September 30, 1997, the weighted average rate of interest on mortgage debt is 7.7% and the weighted average maturity is 6.0 years. Most of the debt is fixed rate, with only 18% variable rate debt. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

                HOME PROPERTIES OF NEW YORK, INC.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management believes that net cash flows provided by operating activities and the line of credit will be sufficient to satisfy the Company's cash requirements for the next one to two years.

The following table sets forth information regarding the mortgage indebtedness at September 30, 1997.

                                                                             Principal
                                              Interest                       Balance as of
                                              Rate as of          Maturity   September 30, 1997
Communities                Location           September 30, 1997  Date       (000's)
-------------------------  -----------------  ------------------  --------   ------------------
Fixed Rate
Landon Court               Philadelphia, PA    7.75%              11/01/98                1,201
Conifer Court              Syracuse, NY       10.53%              11/01/99                  407
Valley Park South          Bethlehem, PA       8.50%              01/01/00                9,650
Perinton, Riverton and     Rochester and
 Waterfalls                Buffalo, NY         6.75% (1)          08/01/00               12,010
Executive House            Philadelphia, PA    8.50%              06/01/01                2,600
Harmark Village Square     Philadelphia, PA    8.50%              06/01/01                2,925
Karen Court                Philadelphia, PA    8.00%              09/01/01                1,320
Patricia Court             Philadelphia, PA    8.00%              09/01/01                1,737
Springwood                 Philadelphia, PA    8.50%              11/01/01                1,523
Valley View                Philadelphia, PA    8.50%              11/01/01                3,452
Royal Gardens              Piscataway, NJ      7.66%              08/01/02               11,960
Williamstowne Village      Buffalo, NY         7.37% (2)          10/27/02                9,897
Brook Hill                 Rochester, NY       7.75%              11/01/02                4,962
Garden Village             Buffalo, NY         7.75%              11/01/02                4,670
1600 Elmwood               Rochester, NY       7.75%              11/01/02                5,449
Village Green              Syracuse, NY        7.75%              11/01/02                4,865
Chesterfield               Philadelphia, PA    8.25%              01/01/03                6,849
Hamlet Court               Rochester, NY       8.25%              05/01/03                1,817
Curren Terrace             Philadelphia, PA    8.355%             11/01/03                9,763
Fairview Heights           Ithaca, NY          7.71% (3)          11/30/03                4,014
Finger Lakes Manor         Rochester, NY       7.71% (3)          11/30/03                4,014
Glen Manor                 Philadelphia, PA    8.125%             05/01/04                3,764
Springcreek/Meadows        Rochester, NY       7.63% (4)          08/01/04                3,209
Idylwood                   Buffalo, NY         8.625%             11/01/05                9,410
Mid Island Estates         Bay Shore, NY       7.25% (5)          05/01/06                6,675
Newcastle                  Rochester, NY       6.00% (6)          07/31/06                6,150
Raintree Island            Buffalo, NY         8.50%              11/01/06                6,518
Woodgate Place             Rochester, NY       7.865%             11/01/07                3,480
Conifer Village            Syracuse, NY        7.20%              06/01/10                2,910
Village Green
 (Fairways)                Syracuse, NY        8.23%              10/01/19                4,531
Raintree Island            Buffalo, NY         8.50%              05/01/20                1,205
Harborside Manor           Syracuse, NY        8.92%              07/01/27                4,234
                                                                                        -------
                                                                                        157,171

                HOME PROPERTIES OF NEW YORK, INC.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONT'D


                               Interest                         Balance as of
                               Rate as of           Maturity    September 30, 1997
Communities     Location       September 30, 1997   Date        (000's)
Floating Rate
Westminster     Syracuse, NY   30 day LIBOR+1.75%   12/31/97       3,230
                                                                --------
Subtotal                                                         160,401

Line of Credit
Unsecured       N/A            30 day LIBOR+1.25%   On Demand     32,100
                                                                --------
                                                                $192,501
                                                                ========

(1)  Fixed through August 4, 1999, then prime +.5% until maturity.
(2)  Fixed through November 1, 2000, then prime +.5% until maturity.
(3)  Fixed through April 30, 2000, then prime +.5% until maturity.
(4)  Fixed through July 31, 2000, then prime +.5% until maturity.
(5) Fixed through March 31, 1998; 7.5%. April 1, 1998 through March 31, 2001; then 7.75% until maturity.
(6)  Fixed through July 31, 1999, then variable.

Results of Operations

Comparison of nine months ended September 30, 1997 to the same period in 1996

The Company had 22 apartment communities with 5,404 units, one small ancillary convenience shopping area and a 202 site manufactured home community which were owned during both the nine and three-month periods being presented (the "Core Properties"). The Company has acquired
23 apartment communities with 4,352 units from March 6, 1996 through September 30, 1997 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the nine and three months ended September 30, 1997.

Of the $10,821,000 increase in rental income, $9,600,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 3.3% in weighted average rental rates, plus an increase in occupancy from 94.0% to 95.0%.

Of the $424,000 increase in property other income, $235,000 is attributable to the Acquired Communities. Most of the balance of this increase is from the Company's share of income/loss from various general partnership interests.

Other income increased by $800,000, the majority from an increase in interest income from advances to affiliates (see detail presented on page 14).

Of the $4,700,000 increase in operating and maintenance expenses, $4,564,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 1.0% increase over 1996. The major areas of increase in the Core Properties occurred in personnel and real estate taxes. Helping offset this were reductions to insurance and snow removal costs.

General and administrative expense increased in 1997 by $229,000, or 21%. However, general and administrative expenses as a percentage of total revenues decreased from 3.3% in 1996 to 2.9% in 1997.

Comparison of three months ended September 30, 1997 to the same period in 1996

Of the $4,449,000 increase in rental income, $3,986,000 is attributable to the Acquired communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 3.0% in weighted average rental rates, plus an increase in occupancy from 94.0% to 95.9%.

Of the $145,000 increase in property other income, $110,000 is attributable to the Acquired Communities. The balance of this increase is from the Company's share of income/loss from various general partnership interests.

Other income increased by $391,000, the majority from an increase in interest income from advances to affiliates (see detail presented on page 14).

Of the $1,741,000 increase in operating and maintenance expenses, $1,766,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 0.5% decrease over 1996. Core Property operating expenses included reductions in utility costs, advertising expenses and insurance rates, offset, in part, by increases in site-level personnel expense and real property taxes.

General and administrative expense increased in 1997 by $146,000, or 40%. However, general and administrative expenses as a percentage of total revenues was 3.1% for both periods presented.

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

The calculation of funds from operations for the previous six quarters are presented below:

                                    Sept. 30    June 30  March 31   Dec. 31   Sept. 30  June 30
                                        1997       1997      1997      1996       1996     1996
                                    --------   --------  --------  --------   -------- --------
Net income                             $ 828     $1,876    $1,269    $1,215     $1,341    $ 928
Minority interest                        423        802       572       271        285      194
Extraordinary item                         -          -         -         -          -        -
Depreciation from real property        2,654      2,389     2,305     2,241      1,955    1,876
Depreciation from real property
 from unconsolidated entities             76         76         4       183         69       69
(Gain) Loss from sale of property      2,155          -         -         -        ( 3)      11
                                      ------     ------    ------    ------     ------   ------
FFO                                   $6,136     $5,143    $4,150    $3,910     $3,647   $3,078
                                      ======     ======    ======    ======     ======   ======
Weighted average common shares/
 units outstanding                  10,827.1   10,139.1   9,254.7   7,168.4    6,849.4  6,617.6
                                    ========   ========   =======   =======     ======  =======

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

Declaration of Dividend

On October 28, 1997, the Board of Directors approved a dividend of $.45 per share for the period from July 1, 1997 to September 30, 1997. This is the equivalent of an annual distribution of $1.80 per share. The dividend is payable November 25, 1997 to shareholders of record on November 13, 1997.

Subsequent Events

On October 16, 1997, the Company acquired 452 apartment units in three communities located in Buffalo, New York. The purchase price of $11.3 million was paid in cash drawn under the Company's unsecured line of credit facility.

On October 29, 1997, the Company acquired 3,106 apartment units in 11 communities located in Detroit, Michigan. The total purchase price of $105 million included the assumption of existing debt of approximately $35 million plus the issuance of UPREIT units valued at approximately $70 million. The Company will pay $1.8 million in prepayment penalties to restructure the assumed debt, which will be expensed during the fourth quarter.

In November 1997, the Company acquired 230 apartment units in two communities located in Rochester, New York for $6.6 million and 148 apartment units in one community located in Pittsburgh, Pennsylvania for $3.0 million.

In October 1997, the Company sold 1,000,000 newly-issued shares of common stock to BancAmerica Robertson Stephens. Net proceeds of $25.8 million were used to repay outstandings under the Company's unsecured line of credit facility.

Other Income

Other income for the nine and three-months ended September 30, 1997 and 1996 is summarized as follows:

                      Nine Months Ended   Three Months Ended
                         September 30        September 30
                          1997      1996      1997      1996
                          ----      ----      ----      ----
Management fees         $  375    $  325      $127      $ 64
Development fees           645       645        39        79
Interest income          1,270       463       675       160
Other                      114        60        43        29
Management Companies      ( 6)       105       110       271
                        ------    ------      ----      ----
                        $2,398    $1,598      $994      $603
                        ======    ======      ====      ====

Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 99% of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the nine and three months ended September 30, 1997 and 1996 is summarized as follows:

                            Nine Months Ended  Three Months Ended
                              September 30        September 30
                                1997      1996      1997      1996
                                ----      ----      ----      ----
Management fees               $2,180    $2,250    $  748      $774
Development fees               1,854     1,361       931       706
Miscellaneous                     83        65        38        18
General and administrative   ( 3,818)   (3,392)   (1,489)   (1,144)
Other expenses               (   305)   (  178)   (  117)   (   80)
                             -------    -------   -------   -------
Net income                   ($    6)   $  106    $  111    $  274
                             =======    =======   =======   =======
Company's share              ($    6)   $  105    $  110    $  271
                             =======    =======   =======   =======

                   PART II - OTHER INFORMATION

                HOME PROPERTIES OF NEW YORK, INC.



Item 6.  Exhibits and Reports or Form 8-K

(a) Exhibits: There are no exhibits which are filed with, or incorporated by reference, to this report.

(b)  Reports or Form 8-K:

          * Form 8-K was filed on September 26, 1997, date of report September 4, 1997, to file exhibits updating
          1934 Act filings in anticipation of an offering under a registration statement.

          * Form 8-K was filed on October 3, 1997, date of report September 4, 1997, with respect to items 2 disclosures concerning the acquisition of 13 multi-family residential properties in two separate transactions and the disposition of one multi-family residential property to an affiliated partnership. In addition, there were various item 5 disclosures including: the closing of a $50 million unsecured credit facility; the signing of a non-binding letter of intent to acquire 3,106 apartment units; and amendments to the partnership agreement governing the Operating Partnership.

          * Form 8-K was filed on October 7, 1997, date of report October 7, 1997, with respect to an item 2 disclosure concerning entering into an agreement to acquire 11 multi-family residential properties in Detroit, Michigan.

          * Form 8-K was filed on October 9, 1997, date of report September 7, 1997, with respect to an item 5 disclosure concerning entering into an underwriting agreement to sell 1,000,000 shares of common stock at a price of $25.75 per share.

          * Form 8-K was filed on October 9, 1997, date of report October 7, 1997, with respect to an item 5 disclosure concerning increasing the number of shares of the Company's common stock available for cash purchases under the Company's Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

          * Form 8-K was filed on October 31, 1997, date of report June 30, 1997, with respect to an item 2 disclosure concerning the acquisition of 3 multi-family residential properties.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     HOME PROPERTIES OF NEW YORK, INC.
     (Registrant)


     Date:          November 13, 1997
               --------------------------

     By:       /s/ David P. Gardner
               --------------------------
               David P. Gardner
               Vice President
               Chief Financial Officer and Treasurer


     Date:          November 13, 1997
               --------------------------

     By:       /s/ Norman Leenhouts
               --------------------------
               Norman Leenhouts
               Chairman and Co-Chief
               Executive Officer