Form 10-K
period 1997-12-31
HOME PROPERTIES OF NEW YORK INC
filed 1998-03-24
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
          (Mark One)

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

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

                                    YES x     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 24, 1998 was approximately $251,582,804. As of February 24, 1998, there were 9,754,902.634 shares of common stock, $.01 par value outstanding.

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

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

Item 1.  Business

          The Company

          Home Properties of New York, Inc. ("Home Properties" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that owns, manages, acquires and develops apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. It was formed to continue and expand the operations of Home Leasing Corporation ("Home Leasing"). The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

          The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership in which the Company held a 56.1% partnership interest as of December 31, 1997 (68.2% at December 31, 1996) and two management companies (the "Management Companies") - Home Properties Management, Inc. ("HP Management") and Conifer Realty Corporation ("Conifer Realty"), both of which are Maryland corporations.

          Home Properties, through its affiliates described above, and as of December 31, 1997, operated 158 communities with 21,316 apartment units (the "Owned Properties"). Of these, 14,048 units in 63 communities are owned outright, 4,782 units are managed by the Company as general partner, and 2,486 units are managed for other owners (primarily affiliates) (collectively, the "Managed Properties"). The Management Companies are also involved in the development and redevelopment of government-assisted apartment communities and certain other development activities.

          The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

             AS OF 12/31/97                                         MANAGING GENERAL
                                                                         PARTNER
               MARKET AREA            TOTAL            OWNED                              FEE MANAGED
          ---------------------- ---------------- ----------------- ------------------ -------------------
          Detroit, MI                  4,502             3,482                0             1,020
          Buffalo, NY                  2,675             2,519              156                 0
          Rochester, NY                4,414             2,467            1,339               608
          Philadelphia, PA             1,750             1,750                0                 0
          Syracuse, NY                 3,095             1,564            1,271               260
          Long Island, NY                600               600                0                 0
          Hudson Valley, NY              726               584              142                 0
          Northern NJ                    550               550                0                 0
          Bethlehem, PA                  384               384                0                 0
          Pittsburgh, PA                 148               148                0                 0
          Columbus, OH                 1,044                 0            1,044                 0
          Albany, NY                     764                 0              254               510
          Watertown, NY                  664                 0              576                88

          TOTAL UNITS                 21,316            14,048            4,782             2,486


          In  addition,  since  December  31,  1997,  the Company  acquired  967 additional units as follows: 310 units in a suburb of South Bend, Indiana, 110 units in a suburb of Philadelphia, 254 units in Alexandria, Virginia and 293 units apartment in Arlington, Virginia.

          The Company's mission is to provide investors with dependable, above average returns and to be the first choice of renters in its chosen markets. The Company's strategy for accomplishing its mission is to:
          (i) acquire, reposition and operate multifamily apartment properties in its target markets; (ii) continue the development and redevelopment of apartment communities utilizing various forms of government assistance programs; and (iii) maintain its focus on customer satisfaction by serving the Company's residents with integrity and respect and providing value and service that exceeds expectations.

          Structure

          The Company was formed in November, 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 1997, it owned a 56.1% interest in the Operating Partnership - one percent as general partner and the remainder as a limited partner through its wholly owned subsidiary Home Properties Trust. The other limited partner interests (the "Units") in the Operating Partnership are owned by the officers of the Company and certain individuals who acquired Units in the Operating Partnership as partial consideration for their interests in entities owning apartment communities purchased by the Operating Partnership. In addition, on December 30, 1996, the State of Michigan Retirement Systems acquired 1,666,667 Class A Interests in the Operating Partnership (at December 31, 1997 this represented a 10% interest).

          The Operating Partnership is a New York limited partnership formed in December, 1993. Holders of Units in the Operating Partnership may redeem a Unit for one share of the Company's common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company. The Company currently anticipates that it will issue shares of common stock rather than pay cash in connection with such redemptions. Management expects that it will continue to utilize Units as partial consideration for a significant portion of its acquisition properties.

          Both of the Management Companies were formed to comply with the technical requirements of federal income tax laws. Both are Maryland corporations. HP Management was formed in January, 1994 and Conifer Realty was formed in December, 1995. The Operating Partnership holds 99% of the economic interest in both Management Companies, with Nelson and Norman Leenhouts (the "Leenhoutses") holding the remaining one percent interest in HP Management and the Leenhoutses and Richard J. Crossed, holding the remaining one percent interest in Conifer Realty. The Management Companies manage, for a fee, certain of the residential, commercial and development activities of the Company and provide construction, development and redevelopment services for the Company.

          In September 1997, Home Properties Trust ("QRS") was formed as a Maryland real estate trust and as a qualified REIT subsidiary, with 100% of its shares being owned by the Company. The QRS has been admitted as a limited partner of the Operating Partnership and the Company has transferred all but one percent of its interest in the Operating Partnership to the QRS.

          The Company currently has approximately 1,100 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (716) 546-4900.

          Operating Strategies

          The Company will continue to focus on enhancing the investment returns of its Properties by: (i) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company is building its name-brand recognition; (ii) acquiring apartment communities at prices below new construction costs and repositioning those properties for long-term growth; (iii) reinforcing its decentralized company orientation by encouraging employees' personal improvement and by providing extensive training; (iv) readily adopting new technology so that the time spent on administration can be decreased and the time spent attracting and serving residents can be increased; (v) enhancing the quality of living for the Company's residents by improving the quality of service and physical amenities available at each community every year; and (vi) engaging in aggressive cost controls and taking advantage of volume discounts, thus benefiting from economies of scale while constantly improving the level of customer service.

          Acquisition and Development Strategies

          The Company's strategy is to make acquisitions in geographic regions that have similar climates, easy access to the Company's headquarters, enough apartments available for acquisition to achieve a critical mass and minimal investment ownership by other apartment REITs. Targeted stock and a stable or growing job market. The Company expects that its growth will be primarily in select metropolitan areas within the Northeast, Mid-Atlantic and Midwest United States.

          In addition, the Company intends to continue to develop and re-develop apartment communities utilizing various government programs. These activities are expected to generate development fees, ongoing management and incentive management fees and participation in residual value for the Company. They also increase the Company's volume purchasing ability, provide a pipeline for future acquisitions and re-development opportunities and position the Company to build market rate communities when and if it becomes economically attractive.

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

          On December 31, 1997, the Company's debt was approximately $219 million and the debt to total capitalization ratio was 33% based on the year-end closing price of the Company's stock at $27.1875. The weighted average interest rate on the Company's mortgage debt as of
          December 31, 1997 was 7.7% and the weighted average maturity was 7.6 years. Debt maturities are staggered. As of December 31, 1997, the Company had an unsecured line of credit of $50 million for acquisition and other corporate purposes with an interest rate of LIBOR plus 1.25%. As of December 31, 1997, the available balance on the line of credit was $41,250,000. As of February 20, 1998, the amount available on the line was $46,750,000.

          The Company also intends to continue to structure creative equity transactions to raise capital with limited transaction costs. During 1997, under its shelf registration, the Company issued $15 million of common shares sold to two institutional investors and $26 million of common shares placed through an investment banking firm.

          In addition, approximately $36.4 million was raised in 1997 through the sale of newly issued stock under the Company's Dividend
          Reinvestment,  Stock  Purchase,  Resident  Stock Purchase and Employee
          Stock Purchase Plan (the "Stock Purchase Plan"). This $36.4 million includes approximately $4.5 million from the sale of stock to the Company's officers and directors in transactions where the Company loaned 50% of the stock purchase price and arranged bank financing for the remaining 50%. The Stock Purchase Plan provides a 3% discount from the current market price for existing shareholders and has provided a steady source of capital to fund the Company's continued growth.

          In addition, management expects to continue to fund a significant portion of its continued growth by taking advantage of its UPREIT structure and using Units as currency in acquisition transactions. The Company utilized approximately $106 million worth of Units as partial consideration in acquisition transactions during 1997.

          Competition

          The Company competes with other multifamily developers and other real estate companies in seeking properties for acquisition, potential residents and land for development. The Company's Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction and its focus on attracting senior residents will enable it to maintain its historic occupancy levels. The Company also believes that the moderate level of new construction of multifamily properties in its markets in 1997 will not have a material adverse effect on its turnover rates or ability to increase rents and minimize operating expenses. To date, the Company has faced limited competition in acquiring properties from other REIT's or other operators from outside the region. However, other apartment REITs are becoming more interested in the Company's markets and the Company may encounter competition from others as it seeks attractive properties in a broader geographic area. Given the perceived depth of available opportunities, management does not believe that increased competition will pose a significant problem.

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

          Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or use the property as collateral. Independent environmental consultants have conducted "Phase I" environmental audits (which involve visual inspection but not soil or groundwater analysis) on substantially all of the Owned Properties. Phase I audit reports did not reveal any environmental liability that would have a material adverse effect on the Company. In addition, the Company is not aware of any environmental liability that management believes would have a material adverse effect on the Company. There is no assurance that Phase I reports would reveal all environmental liabilities or that environmental conditions not known to the Company may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

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

Item 2.  Properties

          As of December 31, 1997, the Owned Properties consisted of 63 multifamily residential properties containing 14,048 apartment units and a 35,000 square foot ancillary shopping center located adjacent to a multifamily property. At the time of the IPO, Home Properties owned 11 multifamily properties containing 3,065 apartment units. Simultaneous with the closing of the IPO, it acquired an additional four properties containing 926 units. In 1994, Home Properties purchased two additional communities having 472 units, in 1995 it purchased three communities having 1,061 apartment units, in 1996 it purchased ten additional communities having 1,652 apartment units and in 1997 it purchased 35 additional communities having 7,496 apartment units. In 1997, the Company sold a 604 unit in Columbus, Ohio to a partnership that the Operating Partnership serves as general partner with the property to be rehabilitated using tax credits and tax exempt bonds. Also in 1997, the Company sold its only manufactured home community consisting of 202 sites in Buffalo and a 20 unit apartment community in Syracuse, New York.

          From the time of the IPO to December 31, 1997, the Company therefore experienced a net increase of 458% in the number of apartment units it owned. In addition, during the first quarter of 1998, the Operating Partnership has acquired four additional properties, representing an increase of 967 Units.

          The Owned Properties are located in established markets and are well-maintained and well-leased. Average economic occupancy at the Owned Properties held throughout 1996 and 1997 was 95.3% for 1997. The Owned Properties are generally two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to mature residents and the quality of the services it provides to such residents result in low turnover. The turnover at the Owned Properties owned as of December 31, 1997 was approximately 40% for 1997, which is significantly below the national average for garden apartments.

          Management believes the Company was able to increase occupancies and achieve rental rate growth in excess of inflationary levels in 1997 due to physical upgrades made to the Owned Properties, increased marketing efforts and repositioning activities undertaken at its recent acquisitions.

          Resident leases are generally for one year terms and security deposits equal to one month's rent are generally required.

          Certain of the Owned Properties secure mortgage loans. See Note 4 to the Consolidated Financial Statements contained herein.

          The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 1997.

       COMMUNITY                                                          (2)        (3)        (4)       (4)
    CHARACTERISTICS
  Communities Wholly                      #     Age           Average      1997       1997       1997     1996       1997       1996
         Owned                                                                                                                  Avg
          and              Market        of    In    Year   Apt Size    % Mature  % Resident Average % Average %  Avg Mo  Mo Rental
                                                                                                                   Rental      Rate
    Managed by Home         Area        Apts  Years  Acq     (Sq Ft)   Residents  Turnover Occupancy Occupancy Rate per Apt per Apt
      Properties

Core Portfolio (1)
Garden Village          NY-Buffalo         315  26    1994         850     64%        22%       98.1%     96.2%      584         565
Idylwood                NY-Buffalo         720  28    1995         700     10%        48%       95.6%     93.5%      539         517
Raintree Island         NY-Buffalo         504  26    1985         704     61%        41%       94.9%     94.1%      576         561
Williamstowne Village   NY-Buffalo         528  26    1985         708    100%        16%       96.8%     97.3%      592         575
1600 Elmwood            NY-Rochester       210  38    1983         891     11%        45%       95.9%     93.0%      742         720
Brook Hill              NY-Rochester       192  26    1994         999     23%        40%       96.3%     94.8%      745         716
Finger Lakes Manor      NY-Rochester       153  27    1983         924     52%        38%       96.6%     92.4%      669         662
Hamlet Court            NY-Rochester        98  27    1996         696     48%        28%       93.3%     95.9%      595         581
The Meadows             NY-Rochester       113  27    1984         890     43%        27%       94.4%     93.0%      593         580
Newcastle Apartments    NY-Rochester       197  23    1982         873     20%        52%       91.0%     92.8%      659         628
Northgate Manor         NY-Rochester       224  35    1994         800     30%        38%       93.9%     92.6%      579         562
Perinton Manor          NY-Rochester       224  28    1982         928     53%        24%       96.1%     94.2%      698         683
Riverton Knolls         NY-Rochester       240  24    1983         911     10%        59%       97.0%     93.2%      689         663
Spanish Gardens         NY-Rochester       220  24    1994       1,030     30%        35%       94.8%     92.8%      593         584
Springcreek             NY-Rochester        82  25    1984         913     83%        26%       96.5%     94.4%      531         522
Candlewood Gardens      NY-Syracuse        126  27    1996         855     37%        39%       96.7%     96.0%      456         438
Conifer Village         NY-Syracuse        199  19    1994         499     95%        14%      100.0%     99.9%      566         553
Fairview Heights        NY-Syracuse        210  34    1985         798      5%        77%       92.1%     92.0%      704         691
Harborside Manor        NY-Syracuse        281  25    1995         823     18%        51%       94.1%     92.6%      547         529
Pearl Street            NY-Syracuse         60  27    1995         855     19%        53%       94.7%     93.5%      453         437
Village Green           NY-Syracuse        248   9    1994         908     16%        57%       91.5%     90.6%      583         575
Westminster Place       NY-Syracuse        240  26    1996         913      7%        60%       93.0%     93.3%      546         516
Core Portfolio
   Total/Weighted Avg                    5,384  26                 812     39%        40%       95.3%     94.1%      600         582
Recently Acquired
Portfolio
Canterbury Square       MI-Detroit         336  26    1997         789     14%         NA       99.3%      NA        608         NA
Charter Square          MI-Detroit         494  27    1997         914     23%         NA       96.9%      NA        668         NA
Fordham Green           MI-Detroit         146  22    1997         869     24%         NA       92.9%      NA        660         NA
Golfview Manor          MI-Detroit          44  39    1997         662     12%         NA       99.2%      NA        426         NA
Greentrees Apartments   MI-Detroit         288  27    1997         863     23%         NA       96.0%      NA        528         NA
Kingsley Apartments     MI-Detroit         328  28    1997         792     39%         NA       94.2%      NA        564         NA
Oak Park Manor          MI-Detroit         298  43    1997         887     11%         NA       97.9%      NA        568         NA
Parkview Gardens        MI-Detroit         483  44    1997         731      3%         NA       95.8%      NA        445         NA
Scotsdale Apartments    MI-Detroit         376  23    1997         790     21%         NA       97.3%      NA        559         NA
Southpointe Square      MI-Detroit         224  27    1997         776     20%         NA       98.8%      NA        528         NA
Stephenson House        MI-Detroit         128  31    1997         668     13%         NA       97.4%      NA        534         NA
 Woodland Gardens       MI-Detroit         337  32    1997         719      9%         NA       97.1%      NA        600         NA




       COMMUNITY                                                            (2)        (3)       (4)       (4)
    CHARACTERISTICS
Communities Wholly Owned                  #     Age           Average      1997       1997       1997     1996        1997      1996
          and                Market       of    In    Year   Apt Size    % Mature  % Resident Average % Average %    Avg Mo   Avg Mo
                                                                                                                     Rental   Rental
                                                                                                                            Rate Per
    Managed by Home           Area       Apts  Years  Acq     (Sq Ft)    Residents  Turnover  Occupancy Occupancy Rate per Apt   Apt
       Properties

Royal Gardens            NJ-Northern       550  30    1997         800      9%         NA       96.2%      NA        724          NA
Emerson Square           NY-Buffalo         96  28    1997         650      44%        NA       78.6%      NA        484          NA
Fairway Apartments       NY-Buffalo         32  37    1997         900      20%        NA       39.1%      NA        509          NA
Paradise Lane at         NY-Buffalo        324  26    1997         676      26%        NA       79.6%      NA        498          NA
Raintree
Carriage Hill            NY-Hudson         140  25    1996         845      18%        56%      93.1%     92.6%      734         725
                         Valley
Cornwall Park            NY-Hudson          75  31    1996       1,320      15%        40%      87.1%     92.0%      827         785
                         Valley
Lakeshore Villas         NY-Hudson         152  23    1996         956      11%        88%      95.3%     90.8%      605         592
                         Valley
Sunset Gardens           NY-Hudson         217  27    1996         662      12%        43%      92.9%     87.2%      559         549
                         Valley
Lake Grove               NY-Long Island    368  28    1997         879      20%        NA       96.0%      NA        774          NA
Mid-Island Estates       NY-Long Island    232  33    1997         690      31%        NA       97.2%      NA        758          NA
1600 East Avenue         NY-Rochester      164  39    1997         800      95%        NA       83.4%      NA       1205          NA
Hill Court South         NY-Rochester       95  34    1997         730      61%        NA       95.8%      NA        554          NA
Ivy Ridge Apartments     NY-Rochester      135  34    1997         740      44%        NA       83.2%      NA        547          NA
Woodgate Place           NY-Rochester      120  25    1997       1,100      8%         NA       93.9%      NA        637          NA
Fairways at Village      NY-Syracuse       200  12    1996         908      25%        54%      89.6%     78.7%      563         542
Green
Valley Park South        PA-Bethlehem      384  25    1996         987      36%        35%      92.9%     92.6%      708         677
Chesterfield Apartments  PA-Philadelphia   247  25    1997         812      16%        NA       94.2%      NA        616          NA
Curren Terrace           PA-Philadelphia   318  27    1997         782      6%         NA       96.0%      NA        662          NA
Executive House          PA-Philadelphia   100  33    1997         696      48%        NA       90.2%      NA        637          NA
Glen Manor               PA-Philadelphia   174  22    1997         667      22%        NA       99.0%      NA        557          NA
Harmark Village Square   PA-Philadelphia   128  25    1997         795      14%        NA       94.7%      NA        582          NA
Lansdowne Group-Karen    PA-Philadelphia    49  35    1997         844      44%        NA       91.7%      NA         *           NA
Court
Lansdowne Group-Landon
Court                    PA-Philadelphia    44  28    1997         873      44%        NA       91.7%      NA         *           NA
Lansdowne
Group-Patricia Court     PA-Philadelphia    66  30    1997         838      44%        NA       91.7%      NA         *           NA
Lansdowne
Group-Marshall           PA-Philadelphia    63  69    1997         653      44%        NA       91.7%      NA        605          NA
   House* (6)
New Orleans Park         PA-Philadelphia   308  27    1997         693      20%        NA       96.2%      NA        559          NA
Springwood Apartments    PA-Philadelphia    77  24    1997         755      31%        NA       87.9%      NA        543          NA
Valley View Apartments   PA-Philadelphia   176  25    1997         769      9%         NA       88.1%      NA        574          NA
Cloverleaf Village       PA-Pittsburgh     148  40    1997         716      30%        NA       97.8%      NA        484          NA
Recently Acquired
   Total/Weighted Avg                    8,664  29                 803      22%                 94.0%     88.9%      605         632
-------------------------------------------------------------------------------------           ------------------------------------
Owned Portfolio
    Total/Weighted Avg              (5) 14,048  28                 806      29%        0%       94.5%     93.2%      603         591
-------------------------------------------------------------------------------------           ------------------------------------


(1) Core Portfolio represents the 5,384 apartment units owned consistently throughout 1996 and 1997.

(2) "Mature Residents" is the percentage of residents 55 years or older as of 12/31/97.

(3) "%Resident Turnover" reflects, on an annual basis, the number of move-outs divided by the total number of apartment units.

(4) "Average % Occupancy" is the economic occupancy. For the Core Portfolio, this is a 12-month average. For communities acquired during 1996 and 1997, this is the average occupancy from the date of acquisition.

(5) The total does not include Candlewood Apartments, South Bend, IN, acquired 2/10/98, Cedar Glen Apartments, Philadelphia, acquired 3/2/98 or the following properties disposed of during 1997: Wedgewood Village, Conifer Court and Waterfalls Village.

(6) The Landsdowne Group consolidated figures are reflected in the Marshall House line.

          Property Development

          Management believes that new construction of market rate multifamily apartments is not economically feasible in most of its markets. Therefore, Home Properties' development and redevelopment activities are expected to be focused on government-assisted multifamily residential housing. Through it predecessors, the Company has been developing affordable housing for over 20 years. Management anticipates that this experience, coupled with the financial and property management strengths of the Company, will enable the Company to remain a regional leader in the affordable housing arena. Management also believes that the Company's expertise in the full continuum of government-assisted and market rate housing provides the Company with the flexibility to react to changing economic conditions through all phases of economic cycles.

          In 1997, construction activities for four communities with 1,049 units were started; two communities with 125 units were completed; and three additional communities with 159 units received allocations for future development. Management is optimistic about prospects for continued growth due to possible changes in the regulatory programs and the Company's broadened geographic reach.

          Healthy changes in government-assisted housing programs also appear to be underway. Legislative increases to the allocations for Low-Income Housing Tax Credit Program (LIHTC) and tax exempt bond financing have been proposed. Direct rental subsidies under the Section 8 housing program are being scaled back, which in some instances may put pressure on owners of Section 8 housing units. Management feels that this may afford opportunities for the Company as these properties are refinanced or repositioned.

          Low Income Housing Tax Credit Program. Since its inception in 1986, the LIHTC program has been responsible for the creation or rehabilitation of more than 900,000 rental units for low or moderate income Americans. This amounts to approximately 40% of all multifamily apartments produced in the last decade. Under this program, states are authorized to allocate federal tax credits as an incentive for developers to build rental housing for low income households. Each state has received an allocation of tax credits from the Internal Revenue Service in an amount equal to $1.25 per state resident. This amount has not been adjusted for over a decade. However, legislation has recently been introduced to increase the housing credit allocations by 40% to $1.75 per capita, with indexing for future inflation. It is expected that the cap boost, if adopted, will generate the construction of an additional 30,000 units of affordable housing each year.

          Although REITs do not pay income taxes at the corporate level, the Company benefits from the credits by structuring transactions where the Operating Partnership serves as the managing general partner and limited partners contribute substantial equity in exchange for the tax credits. Most of the economic benefits of management and ownership remain with the Company, including:

          *    Substantial  developer  fee income

          * Receipt of a majority of the project cash flow after debt service as "incentive management fees"

          *    Reasonable  property  management  fees

          *    Participation  in  future  equity  build-up

          *    Control of the real estate as the managing general partner

          Tax Exempt Bond Financing. The increased competition for tax credits has led developers to the tax exempt bond market for financing. Projects can be financed with tax exempt bonds if they meet a threshold of having at least 20% of the units rented to households at 50% of the area median income, or 40% of the units at 60% of the area median income. The bond program provides a reduced level of tax credits, automatically, without the need to go through the competitive allocation process for tax credits. While this program has historically not been as competitive, the recent increasing popularity has resulted in most states running out of their available tax exempt bond allocations. Legislation has also been introduced to significantly increase the volume cap levels for tax-exempt bonds.

          During 1997, the Company sold Wedgewood Apartments, a 604-unit Section 8 apartment community to an affiliated partnership, and acquired the neighboring 264-unit adjacent property in the same affiliated partnership. The properties are being substantially rehabilitated with the support of tax credits and low interest rate exempt bond financing.

          HUD Section 8 Program. In 1998, it is expected that the Department of Housing and Urban Development (HUD) will renew expiring Section 8 contracts on 1.8 million units that house 4.4 million low income people. Within a decade, virtually all of HUD's roughly three million
          Section 8 project and tenant-based contracts will be converted to one-year terms. Announced reductions in the amounts of these direct rental subsidies will have a negative financial impact on many of these communities. Some will qualify for restructuring or write-downs of mortgage debt. Many of these properties will need to be recycled into other programs or repositioned to compete as market rate communities. The Company's financial strength and expertise in this area could lead to attractive investment opportunities as these properties are sold or restructured. Currently, the Company holds only one Section 8 community in its owned portfolio, Conifer Village, where the rental subsidy contract on 198 units extends for several more years.

          Property Management

          As of December 31, 1997, the Managed Properties consist of: (i) 4,782 apartment units where Home Properties is the general partner of the entity that owns the property; (ii) 2,486 apartment units managed for others; (iii) commercial properties which contain approximately 1.7 million square feet of gross leasable area; (iv) a master planned community known as Gananda; (v) a 140-lot Planned Unit Development known as College Greene; (vi) a 202-lot Planned Unit Development known as Riverton; (vii) a nursing home which is leased to a hospital for which the Company provides limited management services; and (viii) 153 acres of vacant land in Old Brookside, the development of which, if it occurs, will be managed by HP Management. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

          The commercial properties consist of: (i) approximately 1,025,000 square feet of office space; (ii) approximately 400,000 square feet of retail space; (iii) approximately 75,000 square feet of industrial space; and (iv) approximately 164,000 square feet of warehouse space.

          Supplemental Property Information

          At December 31, 1997, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 1997.

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

Item 4.   Submission of Matters to Vote of Security Holders

          None.

Item X.   Executive Officers and Key Employees

          The following table sets forth the six executive officers and certain of the key employees of the Company, together with their respective ages (as of February 28, 1998), positions and offices.

          Name                       Age     Position

          Norman P. Leenhouts        62      Chairman,  Co-Chief  Executive
                                             Officer  and  Director of Home
                                             Properties,  Chairman  and
                                             Director of HP Management and
                                             Director of Conifer Realty

          Nelson B. Leenhouts        62      President,  Co-Chief  Executive
                                             Officer  and  Director of Home
                                             Properties,  President,  Chief
                                             Executive Officer and Director of
                                             HP Management and Director and Vice
                                             President of Conifer Realty.

          Richard J. Crossed         58      Executive  Vice  President and
                                             Director of Home  Properties and
                                             President, Chief  Executive Officer
                                             and Director of Conifer Realty

          Amy L. Tait                39      Executive Vice President and
                                             Director of Home Properties and
                                             Director of HP Management

          David P. Gardner           42      Vice President, Chief Financial
                                             Officer and Treasurer of Home
                                             Properties, Conifer Realty and HP
                                             Management

          Ann M. McCormick           41      Vice President, General Counsel and
                                             Secretary of Home Properties and HP
                                             Management

          William E. Beach           51      Vice President, Commercial Property
                                             Management of Home Properties and
                                             HP Management

          C.   Terence Butwid        53      Vice President, Development of Home
                                             Properties and Executive Vice
                                             President of Conifer Realty

          Lavonne R. Childs          35      Vice President, Property Management
                                             of Home Properties

          Scott A. Doyle             37      Vice President, Property Management
                                             of Home Properties

          Kathleen M. Dunham         52      Vice President, Residential
                                             Property Management of Home
                                             Properties and Conifer Realty



          Name                       Age     Position

          Johanna A. Falk            33      Vice President, Marketing of Home
                                             Properties

          John H. Fennessey          59      Vice President, Development of Home
                                             Properties and Conifer Realty

          Timothy A. Florczak        42      Vice President, Residential
                                             Property Management of Home
                                             Properties

          Thomas L. Fountain         39      Vice President, Commercial Property
                                             Management of Home Properties and
                                             Conifer Realty

          Timothy Fournier           37      Vice President, Development of Home
                                             Properties and Executive Vice
                                             President of Conifer Realty

          Laurie Leenhouts           41      Vice President, Residential
                                             Property Marketing of Home
                                             Properties

          Robert J. Luken            33      Vice President and Controller of
                                             Home Properties

          Paul O'Leary               45      Vice President, Acquisitions and
                                             Due Diligence of Home Properties

          John Oster                 48      Vice President, Development of Home
                                             Properties and Conifer Realty

          Dale C. Prunoske           46      Vice President, Development of Home
                                             Properties and Conifer Realty

          John E. Smith              47      Vice President, Acquisitions of
                                             Home Properties

          Richard J. Struzzi         44      Vice President, Development of Home
                                             Properties and HP Management

          Robert C. Tait             40      Vice President, Commercial Property
                                             Management of Home Properties and
                                             HP Management


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

          Lavonne R. Childs has served as Vice  President  of the Company  since
          1997.  She joined  Home  Properties  in December of 1996 as a Regional
          Property Manager. Mrs. Childs has been in property management for 14 years. Prior to joining Home Properties, she worked with Walden
          Residential, United Dominion Realty Trust and Winthrop Management.

          Scott A. Doyle has served as Vice President of the Company since 1997.
          He joined Home Properties in 1996 as a Regional Property Manager.  Mr.
          Doyle has been in property  management for 14 years.  Prior to joining
          Home Properties he worked with CMH Properties, Inc., Rivercrest Realty
          Associates and Arcadia Management Company.  Mr. Doyle is a graduate of
          S.U.N.Y. at Plattsburgh, New York.

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

          Thomas L. Fountain, Jr. Has served as a Vice President of the Company and Conifer Realty since 1996 and as a Vice President of HP Management since 1997. He joined Conifer in 1994 as the Director of Commercial
          Properties.  Prior to joining  Conifer,  Mr.  Fountain was the Leasing
          Manager for Faber  Management  Services,  Inc.  and Vice  President of
          Asset Management for Realty Diversified Services, Inc. Mr. Fountain is a graduate of West Virginia University.

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

          Laurie Leenhouts has served as a Vice President of the Company since its inception. She joined Home Leasing in 1987 and has served as a Vice President since 1992. Ms. Leenhouts is a graduate of the University of Rochester. She is the daughter of Norman Leenhouts.

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

          John E. Smith joined Home Properties as Vice President of Acquisitions in 1997. Prior to joining the Company, Mr. Smith was general manager for Direct Response Marketing, Inc. and Executive Vice President for
          The Equity Network, Inc. Mr. Smith has been a commercial real estate broker for the past 20 years, a Certified Commercial Investment Member
          (CCIM) since 1982, a New York State Certified Instructor and has taught real estate courses in four states.

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




                                    High      Low            Distribution
          1996
          First Quarter             $20-5/8   $17-1/8        $.42
          Second Quarter            $21       $19-1/4        $.42
          Third Quarter             $20-5/8   $19-3/8        $.42
          Fourth Quarter            $22-5/8   $19-7/8        $.43

          1997
          First Quarter             $25-1/4   $22            $.43
          Second Quarter            $23-1/2   $20-1/4        $.43
          Third Quarter             $26       $21-9/16       $.43
          Fourth Quarter            $28-5/16  $25-5/8        $.45

          1998
          January 1,  1998 to
            March 17, 1998          $28-1/16  $24-15/16      $.45


          As of March 17, 1998, the Company had approximately 1,700 shareholders. It has historically paid distributions on a quarterly basis in the months of February, May, August and November. The Credit Agreement relating to the Company's $50 million line of credit provides that the Company may not pay any distribution if a distribution when added to other distributions paid during the three immediately preceding fiscal quarters exceeds the greater of: (i) 90% of funds from operatons and 110% of cash available for distribution; and (ii) the amounts required to maintain the Company's status as a REIT.

          Item 6. Selected Financial Data

          The following table sets forth selected financial and operating data on a historical basis for the Company and the Original Properties and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K.

                                                                 COMPANY                          ORIG. PROPERTIES*
                                             ------------------------------------------------     -----------------------
                                                                                    8/4/94          1/1/94
                                                                                   Through         Through
                                                1997        1996         1995      12/31/94         8/3/94       1993
                                                           (In thousands, except per share and property data)
Revenues:
Rental Income                                  $64,002     $42,214      $31,705     $10,995         $11,526     $19,189
Other Income                                     5,695       3,456        2,596         948             494         783
Property management income (1)                       -           -            -           -             834       1,448
TOTAL REVENUES                                  69,697      45,670       34,301      11,943          12,854      21,420

Expenses:
Operating and maintenance                       31,317      21,859       15,911       5,267           6,329      10,035
Property management (1)                              -           -            -           -             625       1,139
General & administrative                         2,255       1,482        1,200         400             407         680
Interest                                        11,967       9,208        6,432       1,444           3,126       5,113
Depreciation & amortization                     11,200       8,077        6,258       2,191           1,584       2,656
TOTAL EXPENSES                                  56,739      40,626       29,801       9,302          12,071      19,623

Income before loss on disposition of
property,     minority interest and             12,958       5,044        4,500       2,641             783       1,797
extraordinary item
Loss on disposition of property                  1,283           -            -           -               -           -
Income before minority interest and
  extraordinary item                            11,675       5,044        4,500       2,641             783       1,797
Minority interest                                4,248         897          455         256               -           -
Income before extraordinary item                 7,427       4,147        4,045       2,385             783       1,797
Extraordinary item, prepayment penalties,
   net of allocation to minority interest       (1,037)          -       (1,249)     (2,498)              -           -
Net income (loss)                               $6,390      $4,147       $2,796       $(113)           $783      $1,797

Net income (loss) per common share:
   Basic                                       $   .86     $   .74        $ .52      ($  .02)           N/A         N/A
   Diluted                                     $   .84     $   .74        $ .52      ($  .02)           N/A         N/A

Cash dividends declared per common
   share                                        $ 1.74      $ 1.69       $ 1.66       $  .26            N/A         N/A


Balance Sheet Data:
Real estate, before accumulated               $525,128    $261,773     $198,203    $162,991         $77,371     $76,646
depreciation
Total assets                                   543,823     248,631      181,462     148,709          60,014      59,490
Total debt                                     218,846     105,176       91,119      52,816          57,952      58,583
Stockholders' equity/Owners' (deficit)         151,432      83,030       75,780      81,941          (2,741)     (2,591)

Other Data:
Funds from Operations (2)                      $24,345     $13,384      $11,025      $4,822          $2,348      $4,402
Cash available for distribution (3)            $21,142     $11,022     $  9,348      $4,369          $1,885      $3,608
Net cash provided by (used in) operating       $27,285     $14,241     $  9,811      $3,151          $2,527      $4,188
activities
Net cash provided by (used in) investing     ($102,460)   ($25,641)    ($21,348)   ($71,110)        ($1,168)    ($1,350)
activities
Net cash provided by (used in) financing       $77,461     $12,111      $10,714     $68,315         ($1,689)    ($2,881)
activities
Weighted average number of shares
outstanding:
    Basic                                    7,415,888   5,601,027    5,408,474   5,408,230             N/A         N/A
    Diluted                                  7,558,167   5,633,004    5,408,474   5,408,230             N/A         N/A
Total communities owned at end of period            63          28           20          19              12          12
Total apartment units owned at end of           14,048       7,176        5,650       4,744           3,065       3,065
period


*The Original Properties is not a legal entity but rather a combination of twelve entities which were wholly owned by the predecessor corporation and its affiliates prior to the Company's initial public offering on August 4, 1994.

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

Funds from Operations is calculated as follows:

                                                                                       8/4/94       1/1/94
                                                                                       Through     Through
                                                    1997        1996         1995      12/31/94     8/3/94      1993

Net income (loss)                                  $ 6,390     $ 4,147      $ 2,796    ($  113)     $  783      $1,797
Depreciation - real property*                       11,387       8,332        6,525      2,181       1,565       2,605
Loss on disposition of property                      1,283           8            -          -           -           -
Minority interest                                    4,248         897          455        256           -           -
Extraordinary item (prepayment penalties)            1,037           -        1,249      2,498           -           -
Funds from Operations                              $24,345     $13,384      $11,025     $4,822      $2,348      $4,402

Weighted average shares/units:
    Basic                                          11,373.9    6,813.2      6,015.1     5,983.6       N/A         N/A
    Diluted                                        11,516.1    6,845.1      6,015.1     5,983.6       N/A         N/A


*Includes amounts passed through from unconsolidated investments.

The FFO presentation above may not be comparable to other similarly titled measures of FFO of other REITs.

Quarterly information on Funds from Operations for the two most recent years is as follows:


               1996                              1st              2nd               3rd              4th             Total

Funds from
  Operations before
  minority interest                         $2,749           $  3,078          $  3,647         $ 3,910           $13,384
Weighted Average
  Shares/Units:
    Basic                                    6,612.8          6,617.6           6,849.4           7,168.4          6,813.2
    Diluted                                  6,613.8          6,655.7           6,886.8           7,223.9          6,845.1

               1997
Funds from
  Operations before
  minority interest                         $4,150           $  5,143          $  6,136            $8,916          $24,345
Weighted Average
  Shares/Units:
    Basic                                    9,254.7          10,139.1          10,827.1          15,215.1         11,373.9
    Diluted                                  9,397.6          10,229.5          10,950.1          15,417.7         11,516.1



(3) Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $350 ($300 for 1993-1995) per apartment unit, $94 per manufactured home site and $.25 per square foot for the 35,000 square foot ancillary convenient shopping area at Wedgewood. It is the Company's policy to fund its investing activities and financing activities with the proceeds of its Line of Credit or new debt or by the issuance of additional Units in the Operating Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Overview

          The following discussion is based primarily on the Consolidated Financial Statements of Home Properties of New York, Inc.. This should be read in conjunction with the financial statements appearing elsewhere in this report. Certain capitalized terms, as used herein, are defined in the Notes to the Consolidated Financial Statements.

          The Company is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of December 31, 1997, the Company operated 158 apartment communities with 21,316 apartments. Of this total, the Company owned 63 communities, consisting of 14,048 apartments, managed as general partner 67 partnerships that owned 4,782 apartments and fee managed 2,486 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

          This annual report contains forward-looking statements. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities, the actual pace of acquisitions, and continued access to capital to fund growth.

          Results of Operations

          Comparison of year ended December 31, 1997 to year ended December 31, 1996.

          The Company owned 22 communities with 5,384 apartment units throughout 1996 and 1997 where comparable operating results are available for the years presented (the "Core Properties"), including 464 units in three communities acquired January 1, 1996. For the year ending December 31, 1997, the Core Properties showed an increase in rental revenues of 4.4% and a net operating income increase of 8.4% over the 1996 year-end period. Property level operating expense increases were held to 0.7%. Average economic occupancy for the Core Properties increased to 95.3% from 94.1%, with average monthly rental rates increasing 3.1% to $600. A summary of the Core Property net operating income is as follows:

                                           1997           1996          % Change
          Rent                        $37,099,000      $35,540,000       4.4%
          Property Other Income         1,235,000        1,135,000       8.8%

          Total Income                 38,334,000       36,675,000       4.5%
          Operating and Maintenance   (18,663,000)     (18,527,000)     (0.7%)

          Net Operating Income        $19,671,000      $18,148,000       8.4%


          During 1997, the Company acquired a total of 7,496 apartment units in 35 newly acquired communities (the "1997 Communities"). In addition, the Company experienced full year results for the 1,168 apartment units in six newly acquired apartment communities (the "1996 Communities") acquired after January 1, 1996. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1997.

          The Company also disposed of two communities with 624 apartment units and a 202-site manufactured home community, all of which had partial results in 1997 and full year results during 1996 (the "1997 Disposed Communities"). Of the two apartment communities, a 604 unit community was sold September 23, 1997 and a 20 unit community was sold on December 15, 1997. The manufactured home community was sold on December 19, 1997. The loss on disposition of these properties totaled $1,283,000.

          For the year ended December 31, 1997, operating income (income before loss on disposition of property, minority interest and extraordinary item) increased by $7,914,000 when compared to the year ended December 31, 1996. The increase was primarily attributable to the following factors: an increase in rental income of $21,788,000 and an increase in other income of $2,239,000. These changes were partially offset by an increase in operating and maintenance expense of $9,458,000, an increase in general and administrative expense of $773,000, an increase in interest expense of $2,759,000 and an increase in depreciation and amortization of $3,123,000.

          Of the $21,788,000 increase in rental income, $5,430,000 is attributable to the 1996 Communities and $15,528,000 is attributable to the 1997 Communities, offset in part by a $729,000 reduction attributable to the 1997 Disposed Communities. The balance is a 4.4% increase from the Core Properties due primarily to an increase of 3.1% in weighted average rental rates, plus an increase in occupancy from 94.1% to 95.3%.

          Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, increased in 1997 by $1,197,000. Of this increase, $121,000 is attributable to the 1996 Communities, $560,000 is attributable to the 1997 Communities and $100,000 represents an 8.8% increase from the Core Properties. In addition, $416,000 represents the increase in the net results for limited partnerships accounted for on the equity method.

          Other income increased in 1997 by $1,042,000. The change was primarily attributable to an increase in interest income of $1,553,000 on construction loans and advances made to affiliated tax credit development partnerships. Partially offsetting this are decreases in the following: development fee income recognized directly by the Company of $349,000 from communities developed under the federal government's Low Income Housing Tax Credit Program where the Company is a general partner, $112,000 from decreased management fees from residential properties and $50,000 from the decrease of the net results from the Management Companies.

          Of the $9,458,000 increase in operating and maintenance expenses, $2,706,000 is attributable to the 1996 Communities, $6,917,000 is attributable to the 1997 Communities and a reduction of $301,000 is attributable to the 1997 Disposed Communities. The balance for the Core Properties, or $136,000, represents a 0.7% increase over 1996. The major areas of increase in the Core Properties occurred in personnel and real estate taxes. Helping to offset this expense increase were reductions to insurance and advertising expenses.

          The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the Core Properties was 48.7% and 50.5% for 1997 and 1996, respectively. This 1.8% reduction reflects cost reductions through operating efficiencies and economies of scale inherent in the management of a larger portfolio of communities. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in New York State and the Company's practice, typical in its markets, of including heating expenses in base rent.

          General and administrative expenses increased in 1997 by $773,000, or 52% from $1,482,000 in 1996 to $2,255,000 in 1997. As the Company
          expands geographically, travel and lodging expenses have increased, along with expenses associated with new and expanding regional offices. In addition, personnel costs have increased to handle the growing owned portfolio, which increased in size by 96% as of December 31, 1997 compared to a year ago. General and administrative expenses as a percentage of total revenues remained constant at a level of 3.2% for both 1997 and 1996.

          Interest expense increased in 1997 by $2,759,000 as a result of the acquisition of the 1997 Communities and full year interest expense for the 1996 Communities. The 1996 Communities, costing in excess of $41,000,000, were acquired substantially with assumed or new debt. The 1997 Communities, costing in excess of $266,000,000, were acquired with $87,000,000 of assumed debt, in addition to the use of UPREIT Units. Amortization relating to interest rate reduction agreements of $335,000 was included in interest expense during 1997 and 1996. In addition, amortization from deferred charges relating to the financing of properties totaling $276,000 and $277,000 was included in interest expense for 1997 and 1996, respectively.

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

          During 1996, the Company acquired a total of 1,652 apartment units (including 484 apartment units acquired on January 1, 1996) in ten newly acquired communities (the "1996 Communities"). In addition, the Company experienced full year results for the 1,061 apartment units in three newly acquired apartment communities (the "1995 Communities") acquired during 1995. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1996.

          For the year ended December 31, 1996, operating income increased by $544,000 when compared to the year ended December 31, 1995. The increase was primarily attributable to the following factors: an increase in rental income of $10,509,000 and an increase in other income of $860,000. These changes were partially offset by an increase in operating and maintenance expense of $5,948,000, an increase in general and administrative expense of $282,000, an increase in interest expense of $2,776,000 and an increase in depreciation and amortization of $1,819,000.

          Of the $10,509,000 increase in rental income, $4,106,000 is attributable to the 1995 Communities and $5,176,000 is attributable to the 1996 Communities. The balance is a 4.2% increase from the Core Properties due primarily to an increase of 3.3% in weighted average rental rates, plus an increase in occupancy from 93.5% to 94.3%.

          Other income increased in 1996 by $897,000. Of this increase, $322,000 is from development fee income from eight apartment communities developed under the federal government's Low Income Housing Tax Credit Program where the Company is a general partner. In addition, other significant components include $179,000 from increased interest income, $168,000 from increased management fees from residential properties and $107,000 from the increase of the net results from the Management Companies.

          Of the $5,948,000 increase in operating and maintenance expenses, $2,370,000 is attributable to the 1995 Communities and $2,821,000 is attributable to the 1996 Communities. The balance for the Core Properties, or $757,000, represents a 5.3% increase over 1995. The major area of increase in the Core Properties occurred in utilities, personnel and snow removal costs due to the severe winter weather and a cooler spring experienced in 1996 compared to an unusually mild
          1995. The operating expense ratio for the Core Properties was 48.6% and 48.2% for 1996 and 1995, respectively.

          General and administrative expenses increased in 1996 by $282,000, or 24% from $1,200,000 in 1995 to $1,482,000 in 1996. These increases are primarily due to increased corporate personnel. However, general and administrative expenses as a percentage of total revenues decreased from 3.5% in 1995 to 3.2% in 1996 as a result of increased efficiencies from the economies of scale.

          Interest expense increased in 1996 by $2,776,000 as a result of the acquisition of the 1996 Communities and full year interest expense for the 1995 Communities. The 1995 Communities, costing in excess of $25,000,000, were acquired substantially with assumed or new debt. The 1996 Communities, costing in excess of $54,000,000, were acquired with $44,000,000 of assumed new debt, in addition to the use of UPREIT Units. Amortization relating to interest rate reduction agreements of $335,000 was included in interest expense during 1996 and 1995. In addition, amortization from deferred charges relating to the financing of properties totaling $255,000 and $321,000 was included in interest expense for 1996 and 1995, respectively.

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

          To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit described below, it intends to satisfy such requirements through the issuance of UPREIT Units, proceeds from the Dividend Reinvestment Plan, property debt financing, or issuing additional common shares or shares of the Company's preferred stock. As of December 31, 1997, the Company owned twenty properties, with 3,806 apartment units, which were unencumbered by debt.

          As of February 28, 1997, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $100 million of shares of common stock or other securities. During 1997, $41,000,000 of common shares were issued under this shelf registration including $15,000,000 sold directly to two institutional investors and $26,000,000 placed with an investment banking firm which was immediately resold to the public.

          The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1997, 5,636 apartment units in four separate transactions were acquired for a total cost of $195,000,000, using UPREIT Units valued in excess of $106,000,000 with the balance paid in cash or assumed debt.

          In May, 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. In June, 1997, the Company repurchased 20,000 shares at a cost of $426,000, reflecting a stock price which Company management felt was an attractive investment opportunity.

          In November, 1995, the Company established a Dividend Reinvestment Plan. The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock, typically purchased at discounts of up to 3%. During 1997, over $36,400,000 was raised through this program, including over $4,500,000 from officers and directors financed partially by a Company loan of $2,262,000.

          The Company has an unsecured line of credit of $50 million, with an available balance at December 31, 1997 of $41,250,000. Borrowings under the line bear interest at 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institutions. The line of credit expires on September 4, 1999, with a one year extension at the Company's option. As of February 20, 1998, the amount available on the line of credit has increased to $46,750,000.

          As of December 31, 1997, debt represented 33% of the Company's total market capitalization compared to 34% one year ago. This measurement at year end is misleading due to the large amount of equity raised on December 30, 1996 relative to the Company's total market capitalization. The results show a reduction from 46% during 1996 to 36% in 1997 when comparing the weighted average debt-to-market capitalization for each year. This deleveraging had a dilutive effect on Funds from Operations of approximately 8 cents per share.

          As of December 31, 1997, the weighted average rate of interest on the Company's mortgage debt is 7.7% and the weighted average maturity of such indebtedness is 7.6 years. Floating rate debt has been reduced at year end to only 4% of outstanding debt at December 31, 1997. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on results of operations and financial condition. Floating rate debt represented 2% of outstanding debt on February 20, 1998.

          The Company's net cash provided by operating activities increased from $14,241,000 for the year ended December 31, 1996 to $27,285,000 for the year ended December 31, 1997. The increase was principally due to the acquisition of the 1996 and 1997 Communities, offset by the prepayment penalties incurred in 1997 accounted for as an extraordinary item.

          Net cash used in investing activities increased from $25,641,000 in 1996 to $102,460,000 in 1997, resulting from a higher level of acquisitions in 1997 (6,872 apartment units, net of sales) than in 1996 (1,652 apartment units).

          The Company's net cash provided by financing activities increased from $12,111,000 in 1996 to $77,461,000 in 1997. The major source of financing in 1996 was $59,795,000 of proceeds from sales of shares of common stock and partnership interests which were used to repay debt by $21,792,000 and fund property acquisitions and additions. In 1997, proceeds from the sale of common stock and net debt proceeds totalling $101,162,000 were used to fund property acquisitions and additions.

          Capital Improvements

          Total capital improvement expenditures increased from $8,843,000 in 1996 to $15,962,000 in 1997. Of the $15,962,000 expenditures,
          $4,820,000 is attributable to the 1997 Communities, $4,370,000 is attributable to the 1996 Communities and $540,000 is attributable to the 1997 Disposed Communities. The balance of $6,232,000 is allocated between the Core Properties of $6,048,000 and $184,000 for corporate office expenditures.

          Recurring, non-revenue enhancing capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Funding for these capital replacements are provided by cash flows from operating activities. The Company estimates that during 1997, approximately $350 per unit was spent on capital replacements to maintain the condition of its properties.

          In 1997, $4,263,000 in capital expenditures for the Core Properties was incurred to fund non-recurring, revenue enhancing upgrades, including the following: construction of three new community centers; the installation of new windows and other energy conservation measures; and the modernization of approximately 460 kitchens and bathrooms. Management believes that these upgrades contributed significantly towards achieving 8.4% average growth in net operating income at the Core Properties in 1997. In addition, over $8,000,000 in substantial rehabilitations was incurred on 1997 and 1996 acquisition properties as part of management's acquisition and repositioning strategies. The pace of capital replacements was accelerated to improve the overall competitive condition of the properties. Funding for these capital improvements was provided by the line of credit and equity proceeds.

          During 1998, management expects that the communities will benefit further from improvements completed in 1997 and plans to continue to fund similar non-recurring, revenue enhancing upgrades in addition to normal capital replacements, estimated to increase to $375 per unit in 1998.

          Impact of the Year-2000 on System Processing

          The study of the Year-2000 issue, undertaken by the Company's information systems department, is nearly complete with some additional testing and conversion to upgraded software and hardware required. The Company has addressed this issue with key vendors supplying two material software applications who have confirmed either current compliance or indicated future compliance in a timely manner. Management's assessment of the Year-2000 issue is that it will not have a material impact on the Company's business operations, liquidity, financial position or results of operations.

 Environmental Issues

          Phase I environmental audits have been completed on substantially all of the Company's wholly owned properties. There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Furthermore, no condition is known to exist that would give rise to a liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

          Recent Accounting Pronouncements

          During June, 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

          Directors

          The Board of Directors (the "Board") currently consists of eleven members. The terms for all of the directors of Home Properties expire at the 1998
          Shareholders' Meeting.

          The information sets forth, as of February 28, 1998, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.


                                                                Year First
         Name of Director                   Age              Elected Director

         Burton S. August, Sr.              82                        1994
         William Balderston, III            70                        1994
         Richard J. Crossed                 58                        1996
         Alan L. Gosule                     57                        1996
         Leonard F. Helbig, III             52                        1994
         Roger W. Kober                     64                        1994
         Nelson B. Leenhouts                62                        1993
         Norman Leenhouts                   62                        1993
         Clifford W. Smith, Jr.             51                        1994
         Paul L. Smith                      62                        1994
         Amy L. Tait                        39                        1993


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

          Richard J. Crossed has served as an Executive Vice President and as a director of the Company and as a director, President and Chief Executive Officer of Conifer Realty since January 1, 1996. He served as President and Chief Executive Officer of Conifer Development, Inc. and C.O.F. (formerly Conifer Realty, Inc.) (collectively, "Conifer") from 1985. Prior to becoming President of Conifer, he served as Director of Development for Conifer. Mr. Crossed is a director of St. Joseph's Villa and is active in many housing organizations. He has served on the N Credit Task Force. Mr. Crossed is a graduate of Bellarmine College.ew York State Housing Turnkey Task Force and New York State Low-Income Housing Tax Credit Task Force. Mr. Crossed is a graduate of Bellarmine College.

          Alan L. Gosule, has been a director of the Company since December, 1996. Mr. Gosule has been a partner in the law firm of Roger & Wells LLP, New York, New York, since August, 1991 and prior to that time was a partner in the law firm of Gaston & Snow. He serves as Chairman of the Rogers & Wells LLP Tax Department and Real Estate Securities practice group. Mr. Gosule is a graduate of Boston University and its Law School and received a LL.M. from Georgetown University. Mr. Gosule also serves on the Boards of Directors of 15 funds of the Northstar Mutual Funds, the Simpson Housing Limited Partnership, F.C. Putnam Investment Management Company and CORE Cap, Inc.. Rogers & Wells LLP acted as counsel to Coopers & Lybrand, LLP in its capacity as advisor to the State Treasurer of the State of Michigan in connection with its investment of retirement funds in the Operating Partnership and Mr. Gosule was the nominee of the State Treasurer under the terms of the investment agreements with the State of Michigan.

          Leonard F. Helbig, III has been a director of the Company since August, 1994. Mr. Helbig has served as Executive Managing Director of the Asset Services and Financial Services Groups and a Director of Cushman & Wakefield since 1984. He joined Cushman & Wakefield in 1980 and is also a member of that firm's Executive and National Management Committees. Mr. Helbig is a member of the Urban Land Institute, the Pension Real Estate Association and the International Council of Shopping Centers. Mr. Helbig is a graduate of LaSalle University and holds the MAI designation of the American Institute of Real Estate Appraisers.

          Roger W. Kober has been a director of the Company since August, 1994. Mr. Kober is currently a director of Rochester Gas and Electric Corporation where he was employed from 1965 until his retirement on January 1, 1998. From March, 1996 until January 1, 1998 Mr. Kober served as Chairman and Chief Executive Officer of Rochester Gas and Electric Corporation. He is also a member of the Board of Trustees of Rochester Institute of Technology . Mr. Kober is a graduate of Clarkson College and holds a Masters Degree in Engineering from Rochester Institute of Technology.

          Nelson B. Leenhouts has served as President, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as President and Chief Executive Officer of HP Management since its formation and has been a director of Conifer Realty since its formation and has recently been appointed a Vice President of Conifer Realty. Nelson Leenhouts was the founder, and a co-owner, together with Norman Leenhouts, of Home Leasing, and served as President of Home Leasing from 1967. He is a director of Hauser Corporation. Nelson Leenhouts is a graduate of the University of Rochester. He is the twin brother of Norman Leenhouts.

          Norman P. Leenhouts has served as Chairman of the Board of Directors, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as Chairman of the Board of HP
          Management and as a director of Conifer Realty since their formation. Norman Leenhouts is a co-owner, together with Nelson Leenhouts, of Home Leasing and served as Chairman of Home Leasing from 1971. He is a director of Hauser Corporation and Rochester Downtown Development
          Corporation. He also serves on the Board of Trustees of Roberts Wesleyan College. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

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

          Paul L. Smith has been a director of the Company since August, 1994. Mr. Smith was a director, Senior Vice President and the Chief Financial Officer of the Eastman Kodak Company from 1983 until he retired in 1993. He is currently a member of the Board of Trustees of the George Eastman House, GeVa Theatre and Ohio Wesleyan University. Mr. Smith also serves on the Boards of Directors of Performance Technologies, Inc., BioWorks, Inc. and Canandaigua Brands, Inc. Mr. Smith is a graduate of Ohio Wesleyan University and holds an MBA Degree in finance from Northwestern University.

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

          To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.

Item 11.  Executive Compensation

          The following table sets forth the cash compensation paid during 1995,1996 and 1997 to the Company's Co-Chief Executive Officers and other four most highly compensated executive officers.


                                                                    Summary Compensation Table
                                                                                                                 Long-Term
                                                                                                            Compensation Awards
                                                                                                                  Shares
                                                                              Annual Compensation               Underlying
Name and Principal Position                              Year              Salary            Bonus                Options

Norman P. Leenhouts                                      1995              $132,000          $       0             0
Chairman and Co-Chief Executive Officer                  1996               145,200             59,702         7,338 sh.(2)
                                                         1997               159,720            143,109        15,000 sh.(3)


Nelson B. Leenhouts                                      1995              $132,000          $       0             0
President and Co-Chief Executive Officer                 1996               145,200             59,702         7,338 sh.(2)
                                                         1997               159,720            143,109        15,000 sh.(3)


Richard J. Crossed                                       1996(1)           $145,200           $ 59,702         7,338 sh.(2)
Executive Vice President                                 1997               159,720            143,109        15,000 sh.(3)

Amy L. Tait                                              1995             $   7,917          $       0             0
Executive Vice President                                 1996               103,000             42,351         5,206 sh.(2)
                                                         1997               110,725             99,210        10,000 sh.(3)


David P. Gardner                                         1995              $ 73,500          $       0             0
Vice President, Treasurer and Chief Financial Officer    1996                86,000             18,564         2,174 sh.(2)
                                                         1997                91,000             40,768         5,000 sh.(3)


Ann M. McCormick, Esq.                                   1995              $ 71,000          $       0             0
Vice President, General Counsel and Secretary            1996                84,000             18,996         2,123 sh.(2)
                                                         1997                90,000             42,336         5,000 sh.(3)



(1)  Mr. Crossed was not employed by the Company in 1995.

(2) These options were granted under the Company's Stock Benefit Plan in connection with the purchase of the Company's common stock under the Director, Officer and Employee Stock Purchase and Loan Program described below. The options are exercisable for ten years at $20.50 per share and vest over five years.

(3) These options were granted under the Company's Stock Benefit Plan and are exercisable for ten years at $26.50 per share and vest over five years.

Option Grants in Fiscal Year 1997

     The following table sets forth certain information relating to the options granted with respect to fiscal year ended December 31, 1997. The columns labeled "Potential Realizable Value" are based on hypothetical 5% and 10% growth assumptions in accordance with the rules of the Securities and Exchange Commission. The Company cannot predict the actual growth rate of the Common Stock.


                       Option Grants In Last Fiscal Year*

                               Individual Grants

                                         Percent of
                           Number of   Total Options                                   Potential Realizable Value
                             Shares      Granted to                                    at Assumed Annual Rates of
                           Underlying    Employees      Exercise of                     Stock Price Appreciation
         Name               Options      in Fiscal       Base Price      Expiration         for Option Term
                            Granted         Year            ($/sh)           Date            5%           10%

Norman P. Leenhouts          15,000        12.87%          $26.50        10/28/2007      $249,976         $699,387

Nelson B. Leenhouts          15,000        12.87%          $26.50        10/28/2007      $249,976         $699,387

Richard J. Crossed           15,000        12.87%          $26.50        10/28/2007      $249,976         $699,387

Amy L. Tait                  10,000         8.58%          $26.50        10/28/2007      $166,651         $466,258

David P. Gardner             5,000          4.29%          $26.50        10/28/2007      $  83,325        $233,129

Ann M. McCormick             5,000          4.29%          $26.50        10/28/2007      $  83,325        $233,129


*    Stock appreciation rights were not granted in 1997

Option Exercises and Year-End Option Values

No options were exercised by the named Executive Officers in 1997. The following table sets forth the value of options held at the end of 1997 by the Company's named Executive Officers.


                        Fiscal Year-End Option Values(1)

                                   Number of                  Number of Shares        Value of Unexercised in-the-
                                    Shares                 Underlying Unexercised           Money Options at
                                 Acquired on    Value    Options at Fiscal Year-End           FiscalYear-End (2)
     Name                           Exercise  Realized   Exercisable    Unexercisable  Exercisable   Unexercisable

Norman P. Leenhouts                      0          0      89,467 sh.      20,871 sh.   $730,310         $ 49,574

Nelson B. Leenhouts                      0          0      89,467 sh.      20,871 sh.   $730,310         $ 49,574

Richard J. Crossed                       0          0      89,467 sh.      20,871 sh.   $730,310         $ 49,574

Amy L. Tait                              0          0       53,841sh.      39,364 sh.   $439,262         $322,929

David P. Gardner                         0          0       9,435 sh.      12,739 sh.   $ 76,596         $ 64,192

Ann M. McCormick                         0          0       9,425 sh.      12,698 sh.   $ 76,529         $ 63,918





(1)  Stock appreciation rights were not granted in 1997.

(2) Based on the closing price of the Common Stock on the NYSE on December 31, 1997 of $27.1875 less the per Share exercise price of the options.

Employment Agreements

Norman and Nelson Leenhouts entered into employment agreements with the Company prior to its initial public offering providing for an initial term of five years commencing August 4, 1994. The agreements provide for the employment of Norman P. Leenhouts as Chairman of the Board and Co-Chief Executive Officer of the Company at an annual base salary of $120,000 and Nelson B. Leenhouts as President and Co-Chief Executive Officer of the Company and President and Chief Executive Officer of HP Management at an annual base salary of $120,000. The base salaries under each employment agreement automatically increase by 10% each year starting January 1, 1995. In addition, the employment agreements also provide that if employment is terminated by the Company or not renewed without cause, or terminated by the executive for good reason at any time, then the executive is entitled to receive a severance payment equal to the executive's annual base salary and incentive compensation for the preceding year multiplied by two or the number of years remaining of the initial term, whichever is greater. The employment agreements for Norman and Nelson Leenhouts have been amended to provide that they will receive incentive compensation pursuant to the Company's Incentive Compensation Plan as it may be revised by the Compensation Committee from time to time, rather than as originally provided in the employment agreements. For 1997, the formula contained in their Employment Agreements would have resulted in higher bonuses.

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

Richard J. Crossed also entered into an Employment Agreement with the Company, effective January 1, 1996. The terms of that agreement are substantially the same as the employment agreements entered into by Norman and Nelson Leenhouts as described above. The initial term is for five years and identical termination provisions are provided. In his employment agreement, Mr. Crossed has agreed not to compete with the Company during the term of his employment and, if he is terminated by the Company for cause or resigns without good reason, for three years thereafter.

Incentive Compensation Plan

The Company's incentive compensation plan (the "Incentive Plan") for officers and key employees of the Company was amended for 1997 to provide that eligible officer and key employees may earn a cash bonus ranging from 0% to 100% of base salary based on increases in the Company's Funds from Operations ("FFO") per Share. The 1997 Incentive Plan provides for a bonus pool to be established as follows:


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


A factor is applied to each eligible participant's salary, ranging from 1% to 10%, to determine the split of the bonus pool. The factor applied to the salaries of Norman and Nelson Leenhouts, Richard Crossed and Amy Tait is 10%, with the maximum bonus payable to them being 100% of their base salary. The factor applied to the salaries of David Gardner and Ann McCormick is 5%, with the maximum bonus payable to them being 50% of their base salary.

Director, Officer and Employee Stock Purchase and Loan Program

In August 1996, the Board of Directors approved a Director, Officer and Employee Stock Purchase and Loan Program (the "Stock Purchase Program"). Pursuant to the Stock Purchase Program, each officer and director of the Company was eligible to receive loans for the purchase of Common Stock under the Company's Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan ("DRIP") and receive options to purchase Common Stock under the Company's Stock Benefit Plan. The 1996 phase of the Stock Purchase Program provided for loans up to a formula amount for each officer based on salary and bonus category and up to $60,000 for each independent director. The Company loaned approximately 50% of the purchase price and arranged loans from a commercial bank, guaranteed by the Company, for the balance. The 1996 phase of the Stock Purchase Program also provided for the issuance of stock options to purchase .25 shares of Common Stock at the fair market value on the date of issuance ($20.50) for each share of Common Stock purchased. With respect to the 1996 phase of the Stock Purchase Program, eighteen officers purchased 190,345 shares of Common Stock and received 47,592 options to purchase Common Stock at an exercise price of $20.50 vesting over five years. The six independent directors purchased an aggregate of 18,198 shares of Common Stock and received options to purchase 4,554 shares of Common Stock for $20.50 per share vesting over five years. The Company loaned the directors and officers an aggregate of $2,063,469 maturing on August 31, 2016 with simple interest at 7%. The Company also guaranteed bank loans totaling $2,033,180 repayable from the quarterly dividends on the stock and the proceeds of any sale of the stock and agreed to pay the commercial lender an interest rate differential equal to .94% per annum of the outstanding loans in order to bring the interest rate on the commercial portion of the loan to 7%. The Company guarantee has subsequently been returned by the commercial lender and is no longer in effect.

In October, 1997, the Board of Directors approved an additional loan pursuant to the Stock Purchase Program. The 1997 loans were made on substantially the same basis as the 1996 loans with the Company loaning approximately 50% of the purchase price and arranging loans from a commercial bank for the balance. The primary difference was that: (i) no Company guarantee was provided to the commercial lender; (ii) no options were issued in connection with the 1997 phase of the Stock Purchase Program; and (iii) interest on the Company loans is to be paid currently from one-half of the dividends on the stock rather than accruing as was the case with the 1996 phase of the Stock Purchase Program. The Company agreed to pay the commercial lender an interest rate differential payment on each loan equal to .84% per annum of the outstanding balance in order to bring the interest rate on the commercial portion of the loan down to 6.7%, the dividend yield on the Company's common stock on the date that the loan was closed. The interest rate on the Company portion of the loan was also 6.7%. With respect to the 1997 portion of the Stock Purchase Program, 21 officers purchased 157,302 shares of Common Stock and 5 of the Independent Directors purchased 12,380 shares in the aggregate. The Company loaned the directors, officers and employees an aggregate of $2,262,283 maturing on the earlier of the maturity of the 1996 phase of the Stock Purchase Program or November 30, 2017.

The Company is seeking shareholder approval for the issuance of up to 500,000 shares of Common Stock on terms similar to the Stock Purchase Program. If such approval is received, the Company in the future will be able to loan one hundred percent of the amount necessary to purchase up to 500,000 shares of Common Stock to eligible officers and employees and 50% of the amount to non-employee directors under the current Federal Reserve Board margin rules.

Compensation of Directors

In 1997, the Company paid its directors who are not employees of the Company annual compensation of $10,000 plus $1,000 per day for attendance (in person or by telephone) at Board and committee meetings. Directors of the Company who are employees of the Company do not receive any compensation for their services as directors. All directors are reimbursed for their expenses incurred in attending directors' meetings. Pursuant to the Company's Stock Benefit Plan, each non-employee director was granted options to purchase 3,500 shares of Common Stock immediately following the annual meeting of stockholders in 1997 and will be granted options to purchase 3,500 shares immediately following the annual meeting of stockholders in 1998 and 1999. The options have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Subject to stockholder approval of a proposal regarding the annual stock grants to Directors (the "Directors' Stock Grant Plan"), in lieu of an increase in the cash compensation paid to Independent Directors, the Board has approved the grant to each Independent Director of an additional 150 shares of Common Stock. The Board shall determine the number of additional shares to be awarded to Independent Directors as of the first of the following calendar years.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the fiscal year 1997, the Compensation  Committee was comprised of Burton
S. August, Sr., William Balderston, III, Alan L. Gosule and Clifford W. Smith, Jr. None of them have ever been an officer of the Company or any of its subsidiaries. Each of the Compensation Committee members as well as each of the other independent directors other than Paul L. Smith, participated in the Company's Stock Purchase Program on November 10, 1997 and purchased 2,476 shares of Common Stock through the Company's DRIP for $26.6629 per share (3% below the five-day average market value as provided in that plan). The purchases were financed 50% by a loan from the Company due on the earlier of the maturity of the 1996 note under the Stock Purchase Program or November 30, 2017 and 50% by a loan from a commercial bank arranged by the Company. Both loans bear interest at 6.7% and the Company agreed to pay the commercial lender an interest rate differential equal to .84% per annum of the outstanding loan in order to bring the interest rate to 6.7%.

Item 12.   Securities Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of February 24, 1998 regarding the beneficial ownership of shares of Common Stock by (i) directors, nominees and certain executive officers of Home Properties, and (ii) directors, nominees and executive officers of Home Properties as a group, and (iii) each person known by the Company to be the beneficial owner of more than a 5% interest in the Company. The table also includes information relating to the number and percentage of shares of Common Stock and partnership units of the Operating Partnership ("Units") beneficially owned by the persons included in
          (i) and (ii) above (such Units are exchangeable into shares, or cash at the election of the independent directors of the Company). In preparing this table, the Company has relied on information supplied by its officers, directors, Nominees and certain stockholders, and upon information contained in filings with the SEC.


       Name and Address                   Number of Shares        Percentage of          Number of Shares/         Percentage of
     of Beneficial Owner                 Beneficially Owned   Outstanding Shares (2)     Units Owned                Shares/Units
Norman P. Leenhouts....................       142,182(1)            1.44%                411,342(1)(3)               4.0%(4)

Nelson B. Leenhouts....................       135,622(1)            1.38%                404,534(1)(3)               4.0%(4)

Richard J. Crossed.....................       144,281(5)            1.46%                386,849 (5)                 3.8%(4)

Amy L. Tait............................        96,929(6)              *                  110,672(6)                  1.1%(4)

Burton S. August, Sr...................        36,661(8)              *                   40,907(7)(8)                 *

William Balderston, III................        19,750(7)              *                   19,750(7)                    *

Alan L. Gosule.........................         3,688(9)              *                    3,688(9)                    *

Leonard Helbig, III....................        20,393(7)              *                   20,393(7)                    *

Roger W. Kober.........................        19,414(7)              *                   19,414(7)                    *

Clifford W. Smith, Jr..................        23,491(7)              *                   23,491(7)                    *

Paul L. Smith..........................        14,685(10)             *                   14,685(10)                   *

David P. Gardner.......................        24,955 (11)            *                   28,461 (11)                  *

Ann M. McCormick.......................        24,667 (12)            *                   26,969 (12)                  *

All executive officers and directors
as a group (13 persons)................       706,718(13)           6.95%(13)            1,511,155(3)(13)           13.8%(15)






       Name and Address                           Number of Shares            Percentage of
      of Beneficial Owner                        Beneficially Owned        Outstanding Shares

Capital Growth Management.......................     317,000(16)                3.25%
   Limited Partnership
One International Place
Boston, MA  02110

Miller Anderson & Sherrerd......................     482,292(17)                4.94%
One Tower Bridge
West Conshohocken, PA 19428
                       and
Morgan Stanley Dean Witter Discover & Co.
1585 Broadway
New York, NY  10036

Palisade Capital Management L.L.C...............     987,400(18)               10.12%
1 Bridge Plaza, Suite 695
Fort Lee, NJ  07024

FMR Corp........................................     603,800 (19)               6.19%
82 Devonshire St.
Boston, MA  02106

State Treasurer, State of Michigan..............   1,666,667(20)               14.60%
Bureau of Investments
Department of Treasury
Treasury Building, Box 15128
Lansing, MI  48901

*    Less than 1%

(1) Includes 89,467 shares which may be acquired upon the exercise of currently exercisable options by each of Norman and Nelson Leenhouts.

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

(5) Includes 89,467 shares which may be acquired upon the exercise of currently exercisable options. Also includes Mr. Crossed's proportionate share of Units owned by Conifer and its affiliates.

(6) Includes 53,841 shares which may be acquired upon the exercise of currently exercisable options. Also includes 5,654 shares owned by Mrs. Tait's spouse as to which she disclaims beneficial ownership. Mrs. Tait shares voting and dispositive power with respect to 2,548 Units with her spouse.

(7) Includes 12,652 shares which may be acquired upon the exercise of currently exercisable options.

(8) Includes 12,500 shares owned by immediate family members of Mr. August as to which he disclaims beneficial ownership.

(9) Includes 3,500 shares which may be acquired upon the exercise of currently exercisable options.

(10) Includes 9,652 shares which may be acquired upon the exercise of currently exercisable options.

(11) Includes 9,435 shares which may be acquired upon the exercise of currently exercisable options.

(12) Includes 9,425 shares which may be acquired upon the exercise of currently exercisable options.

(13) Includes 417,514 shares which may be acquired upon the exercise of immediately exercisable options.

(14) Assumes that all exercisable options included with respect to all listed persons have been exercised.

(15) Assumes that all exercisable options included with respect to all listed persons have been exercised and that all Units included with respect to all listed persons have been exchanged for shares of Common Stock.

(16) Based on a report on Schedule 13G, dated February 11, 1997, reflecting that Capital Growth Management Limited Partnership has shared dispositive and sole voting power with respect to shares held in client accounts, as to which Capital Growth disclaims beneficial ownership.

(17) Based on a report on Schedule 13G, dated February 11, 1998 filed jointly on behalf of Miller Anderson & Sherrerd and Morgan Stanley Dean Witter Discover & Co., reflecting that the two Investment Advisors have shared voting and dispositive power with respect to 482,292 shares.

(18) Based on a report in Schedule 13G, dated December 10, 1997, reflecting that Palisade Capital Management, L.L.C. holds the shares on behalf of clients in accounts over which Palisade has sole voting and dispositive power.

(19) Based on a report on Schedule 13G dated February 14, 1998, filed jointly on behalf of FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson reflecting that FMR Corp. has shared voting and dispositive power with respect to all of such shares and sole voting power with respect to 117,200 of such shares.

(20) Based on a report on Form 13D, dated January 6, 1997, reflecting that the State Treasurer, State of Michigan and the individual members of the Michigan Department of Treasury's Bureau of Investments, which manages the investments for four state-sponsored retirement systems: Public School
     Retirement System, State Employees' Retirement System, Michigan State Police Retirement System and Judges' Retirement System acquired a Class A Limited Partnership Interest in the Operating Partnership which is convertible, at the option of the State of Michigan, into 1,666,667 shares of common stock, subject to adjustment, over which the State Treasurer would have sole voting and dispositive power.

Item 13. Certain Relationships and Related Transactions.

     Directors and executive officers of the Company received loans from the Company of 50% of the purchase price of shares of Common Stock purchased by them in connection with the Company's Executive and Director Stock Purchase and Loan Program described above and commercial bank loans for the balance. As of March 17, 1998, the indebtedness to the Company of each of the named executive officers is: each of Messrs. Leenhouts and Crossed - $643,643, Mrs. Tait - $206,000, Mr. Gardner - $186,981 and Mrs. McCormick - $183,743.

     Home Leasing, in consideration of a portion of the Units and cash received by it in connection with the formation of the Company, assigned to HP Management certain management contracts between it and certain entities of which it is a general partner. As a general partner of those entities, Home Leasing Corporation (and, indirectly, Norman and Nelson Leenhouts) has an ongoing interest in such management contracts. In addition, Conifer assigned to the Company and its affiliates certain management contracts between Conifer and entities in which it is the general partner. As a general partner, Conifer (and indirectly, Richard Crossed) has an ongoing interest in such management contracts.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  1 and 2. Financial Statements and Schedules

               The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.


                        HOME PROPERTIES OF NEW YORK, INC.

                        Consolidated Financial Statements

                                                                            Page

Report of Independent Accountants                                            F-2

Consolidated Balance Sheets
  as of December 31, 1997 & 1996                                             F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1997, 1996 and 1995                       F-4

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995                       F-5

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1997, 1996 and 1995                        F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule III:
  Real Estate and Accumulated Depreciation                                  F-23


          (a)  3. Exhibits

2.1 Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein relating to Royal Gardens I, together with Amendment No. 1.

2.2 Agreement among Home Properties of New York, Inc. and Philip Solondz and Daniel Solondz relating to Royal Gardens II, together with Amendment No. 1.

2.3 Purchase and Sale Agreement dated July 25, 1997 by and between Home Properties of New York, L.P. and Louis S. and Molly S. Wolk Foundation.

2.4 Purchase and Sale Agreement dated April 30, 1997 between Home Properties of New York, L.P. and Briggs Wedgewood Associates, L.P.

2.5 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Chesfield Partnerhsip.

2.6 Agreement and Plan of Merger dated July 31, 1997 between Home Properties of New York, L.P. and Valspring Partnership.

2.7 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Exmark Partnerhsip.

2.8 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and New Orleans East Limited Partnership.

2.9 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Glenvwk Partnership.

2.10 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and PK Partnership.

2.11 First Amendment to Agreement and Plan of Merger, dated September 1, 1997 between Home Properties of New York, L.P. and PK Partnerhsip and its partners.

2.12 First Amendment to Agreement and Plan of Merger, dated September 1, 1997 between Home Properties of New York, L.P. and NOP Corp. and Norpark Partnership.

2.13 Contribution Agreement dated July 31, 1997 between Home Properties of New York, L.P. and Lamar Partnership.

2.14 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Curren Partnership.


2.15 Contribution Agreement, dated October __, 1997 between Home Properties of New York, L.P. and Berger/Lewiston Associates Limited Partnership; Stephenson-Madison Heights Company Limited Partnership; Kingsley-Moravian Company Limited Partnership; Woodland Garden Apartments Limited Partnership; B&L Realty Investments Limited Partnership; Southpointe Square Apartments Limited Partnership; Greentrees Apartments limited Partnership; Big Beaver-Rochester Properties Limited Partnership; Century Realty Investment Company Limited Partnership.

2.16 Agreement among Home Properties of New York, L.P. and Erie Partners, L.L.C. relating to Woodgate Place Apartments, together with Amendment No. 1

2.17 Agreement among Home Properties of New York, L.P. and Mid-Island Limited Partnership relating to Mid-Island Estates, together with Amendment No. 1.

2.16 Purchase and Sale Agreement among Home Properties of New York, L.P. and Anthony M. Palumbo and Daniel Palumbo.

2.19 Purchase and Sale Agreements dated June 17, 1997 among Home Properties of New York, L.P. and various individuals relating to Hill Court Apartments South and Hudson Arms Apartments, together with a letter amendment dated September 24, 1997.

2.20 Contract of Sale,  dated  October  20,1997  between Home  Properties of New
     York,  L.P.  and  Hudson  Palisades   Associates   relating  to  Cloverleaf
     Apartments.

2.21 Contribution Agreement, dated November 127, 1997 among Home Properties of New York, L.P. and various trusts relating to Scotsdale Apartments.

2.22 Contribution Agreement, dated November 7, 1997 among Home Properties of New York, L.P. and Donald Schefmeyer and Stephen W. Hall relating to Candlewood Apartments, together with Amendment No. One dated December 3, 1997.

3.1  Articles of Incorporation of Home Properties of New York, Inc.

3.2 Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.

3.3 Amended and Restated By-Laws of Home Properties of New York, Inc. (Revised 12/30/96).

4.1  Form of certificate representing Shares of Common Stock.

4.2 Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request.

4.3 Credit Agreement between Manufacturers and Traders Trust Company, Home Properties of New York, L.P. and Properties of New York, Inc.

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

4.6 Mortgage Note made by Home Properties of New York, L.P. payable to Manufacturers and Traders Trust Company in the principal amount of $12,298,000.

4.7 Demand Grid Note, dated August 22, 1995, from Home Properties of New York, L.P. to Manufacturers and Traders Trust Company in the maximum principal amount of $15,000,000.

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

4.11 Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc. 4.12 Amended and Restate Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

10.1 Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.

10.2 Amendments No. One through Eight to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.

10.3 Articles of Incorporation of Home Properties Management, Inc.

10.4 By-Laws of Home Properties Management, Inc.

10.5 Articles of Incorporation of Conifer Realty Corporation.

10.6 By-Laws of Conifer Realty Corporation.

10.7 Employment Agreement between Home Properties of New York, L.P. and Norman P.Leenhouts.

10.8 Employment  Agreement  between Home Properties of New York, L.P. and Nelson
     B. Leenhouts.

10.9 Employment  Agreement between Home Properties of New York, L.P. and Richard
     J. Crossed.

10.10Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors.

10.11Indemnification  Agreement  between Home  Properties of New York,  Inc. and
     Richard J. Crossed.

10.12Indemnification  Agreement  between Home  Properties of New York,  Inc. and
     Alan L. Gosule.

10.13Home Properties of New York, Inc. 1994 Stock Benefit Plan.

10.14Registration Rights Agreement among Home Properties of New York, Inc., Home
     Leasing Corporation, Leenhouts Ventures, Norman P. Leenhouts, Nelson B. Leenhouts, Amy L. Tait, David P. Gardner, Ann M. McCormick, William E. Beach, Paul O'Leary, Richard J. Struzzi, Robert C. Tait, Timothy A. Florczak and Laurie Tones.

10.15Lockup  Agreements by Home Properties of New York, Inc. and Conifer Realty,
     Inc., Conifer Development, Inc., Richard J. Crossed, Peter J. Obourn and John F. Fennessey.

10.16Contribution  Agreement  between  Home  Properties  of New York,  L.P.  and
     Conifer Realty, Inc., Conifer Development, Inc., .Richard J. Crossed, Peter
     J. Obourn and John H. Fennessey.

10.17Amendment to  Contribution  Agreement  between Home Properties of New York,
     L.P. and Conifer Realty, Inc., Conifer Development, Inc., Richard J. Crossed, Peter J. Obourn and John H. Fennessey.

10.18Agreement of Operating  Sublease,  dated October 1, 1986,  among KAM, Inc.,
     Morris Massry and Raintree Island Associates, as amended by Letter Agreement Supplementing Operating Sublease dated October 1, 1986.

10.19Second Amended and Restated Incentive Compensation Plan of Home Properties of New York, Inc.

10.20Indemnification  and Pledge Agreement  between Home Properties of New York,
     L.P. and Conifer Realty, Inc., Conifer Development, Inc., Richard J. Crossed, Peter J. Obourn and John H. Fennessey.

10.21Form of Term  Promissory  Note payable to Home Properties of New York, Inc.
     by officers and directors in association with the Executive and Director Stock Purchase and Loan Program.

10.22Form of Pledge Security Agreement executed by officers and directors in connection with Executive and Director Stock Purchase and Loan Program.

10.23Schedule of Participants, loan amounts and shares issued in connection with the Executive and Director Stock Purchase and Loan Program.

10.24Guaranty by Home  Properties of New York , Inc. and Home  Properties of New
     York, L.P. to The Chase Manhattan Bank of the loans from The Chase Manhattan Bank to officers and directors in connection with the Executive and Director Stock Purchase and Loan Program.

10.25Subordination  Agreement  between Home Properties of New York, Inc. and The
     Chase Manhattan Bank relating to the Executive and Director Stock Purchase and Loan Program.

10.26Partnership Interest Purchase Agreement, dated as of December 23, 1996 among Home Properties of New York, Inc., Home Properties of New York, L.P. and State of Michigan Retirement Systems.

10.27Registration  Rights Agreement,  dated as of December 23, 1996 between Home
     Properties of New York, Inc. and State of Michigan Retirement Systems.

10.28Lock-Up  Agreement,  dated December 23, 1996 between Home Properties of New
     York, Inc. and State of Michigan Retirement Systems.

10.29Contract of Sale between Lake Grove Associates Corp. and Home Properties of New York, L.P., dated December 17, 1996, relating to the Lake Grove Apartments. . 10.30 Credit Agreement dated as of September 4, 1997 among Home Properties of New York, L.P. and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Arranger, Manufacturers and Traders Trust Company, as Co-Agent.

10.31Amendment No. One, to Credit Agreement, dated as of September 4, 1997, among Home Properties of New York, L.P., a New York limited partnership, the Lenders party hereto, The Chase Manhattan Bank, as Administrative Agent, and Manufacturers and Traders Trust Company, as Co-Agent.

10.32Promissory  Note, dated September 4, 1997 from Home Properties of New York,
     L.P. to The Chase Manhattan Bank.

10.33Promissory  Note, dated September 4, 1997 from Home Properties of New York,
     L.P. to Manufacturers and Traders Trust Company.

11   Computation of Per Share Earnings Schedule

21   List of Subsidiaries of Home Properties of New York, Inc.

23   Consent of Coopers & Lybrand

27   Financial Data Schedule

27.1 Restated  Financial  Data Schedule for the nine months ended  September 30,
     1997

27.2 Restated Financial Data Schedule for the six months ended June 30, 1997

27.3 Restated Financial Data Schedule for the three months ended March 31, 1997

27.4 Restated Financial Data Schedule for the year ended December 31, 1996

27.5 Restated  Financial  Data Schedule for the nine months ended  September 30,
     1996

27.6 Restated Financial Data Schedule for the six months ended June 30, 1996

27.7 Restated Financial Data Schedule for the three months ended March 31, 1996

A Form 8-K, dated October 28, 1997, was filed on December 23, 1997 with respect to Item 5 optional disclosure as to the increase of 800,000 in authorized shares under the company's Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

Amendment No. 1 to Form 8-K, dated September 30, 1997, was filed on December 30, 1997 and included the following financial statements:

     * Audited statement of revenues and certain expenses of 1600 East Avenue Apartments for the three years ended December 31, 1996;

     * Audited statement of revenues and certain expenses of the Palumbo Properties for the year ended December 31, 1996;

     * Pro forma condensed consolidated balance sheet of the Company as of September 30, 1997 and related notes (unaudited);

     * Pro forma consolidated statement of operations of the Company for the nine months ended September 30, 1997 and for the year ended December 31, 1996 (unaudited);

     * Notes to the pro forma consolidated statement of operations of the Company for the nine months ended September 30, 1997 and for the year ended December 31, 1996 (unaudited).

Amendment No. 1 to Form 8-K, dated October 7, 1997 was filed January 12, 1998 and included the following financial statements:

     * Audited statement of revenues and certain expenses of the Detroit Acquisition Properties for the year ended December 31, 1996;

     * Pro forma condensed consolidated balance sheet of the Company as of September 30, 1997 and related notes (unaudited);

     * Pro forma condensed consolidated statement of operations of the Company for the nine months ended September 30, 1997 and for the year ended December 31, 1996 (unaudited);

     * Notes to the pro forma consolidated statement of operations of the Company for the nine months ended September 30, 1997 and for the year ended December 31, 1996 (unaudited).

     A Form 8-K dated October 31, 1997 was filed on February 20, 1998 reporting on the acquisition of several properties.

               (c)  Exhibits

                    See  Item 14(a)(3) above.

               (d)  Financial Statement Schedules

                    See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Home Properties of New York, Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOME PROPERTIES OF NEW YORK, INC.


                                    By:     /s/ Norman P. Leenhouts
                                            Norman P. Leenhouts
                                            Chairman of the Board, Co-Chief
                                            Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Home Properties of New York, Inc. and in the capacities and on the dates indicated.


Signature                     Title                              Date

/s/ Norman P. Leenhouts       Director, Chairman of the          March 23, 1998
Norman P. Leenhouts           Board of Directors and
                              Co-Chief Executive
                              Officer (Co-Principal
                              Executive Officer)

/s/ Nelson B. Leenhouts       Director, President                March 23, 1998
Nelson B. Leenhouts           and Co-Chief Executive
                              Officer (Co-Principal
                              Executive Officer)


/s/ Richard J. Crossed        Director, Executive Vice           March 23, 1998
Richard J. Crossed            President


/s/ Amy L. Tait               Director, Executive Vice           March 23, 1998
Amy L. Tait                   President


/s/ David P. Gardner          Vice President, Chief Financial    March 23, 1998
David P. Gardner              Officer and Treasurer
                              (Principal Financial and
                              Accounting Officer)




Signature                     Title                              Date


/s/ Burton S. August, Sr.     Director                           March 23, 1998
Burton S. August, Sr.


/s/ William Balderston, III   Director                           March 23, 1998
William Balderston, III


/s/ Alan L. Gosule            Director                           March 23, 1998
Alan L. Gosule


/s/ Leonard F. Helbig, III    Director                           March 23, 1998
Leonard F. Helbig, III


/s/ Roger W. Kober            Director                           March 23, 1998
Roger W. Kober


/s/ Clifford W. Smith, Jr.    Director                           March 23, 1998
Clifford W. Smith, Jr.


/s/ Paul L. Smith             Director                           March 23, 1998
Paul L. Smith


                        HOME PROPERTIES OF NEW YORK, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                           Page

Report of Independent Accountants                                           F-2

Consolidated Balance Sheets
  as of December 31, 1997 & 1996                                            F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1997, 1996 and 1995                      F-4

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995                      F-5

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1997, 1996 and 1995                       F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule III:
  Real Estate and Accumulated Depreciation                                 F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Home Properties of New York, Inc.

We have audited the accompanying consolidated financial statements and the financial statement schedule of Home Properties of New York, Inc. listed in item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Home Properties of New York, Inc.'s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Properties of New York, Inc. as of December 31, 1997 and 1996, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand L.L.P.
Rochester, New York
February 2, 1998

                        HOME PROPERTIES OF NEW YORK, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 and 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        1997             1996

ASSETS
Real estate:
  Land                                                                                $ 62,640         $  15,080
  Buildings, improvements and equipment                                                462,488           246,693
                                                                                       525,128           261,773
  Less:  accumulated depreciation                                                     ( 46,531)        (  40,237)
         Real estate, net                                                              478,597           221,536

Cash and cash equivalents                                                                3,809             1,523
Cash in escrows                                                                         10,211             5,637
Accounts receivable                                                                      3,531             2,185
Prepaid expenses                                                                         5,305             2,496
Deposit                                                                                    605             1,900
Investment in and advances to affiliates                                                35,585             8,254
Deferred charges                                                                         1,637             1,616
Other assets                                                                             4,543             3,484
         Total assets                                                                 $543,823          $248,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                $210,096          $105,176
Line of Credit                                                                           8,750                 -
Accounts payable                                                                         5,082             2,024
Accrued interest payable                                                                 1,077               601
Accrued expenses and other liabilities                                                   4,374             2,525
Security deposits                                                                        6,165             2,545
         Total liabilities                                                             235,544           112,871

Minority interest                                                                      156,847            52,730
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                     -                 -
   Common stock, $.01 par value; 30,000,000
     shares authorized; 9,317,556 and 6,144,498 shares
     issued and outstanding at December 31, 1997 and
     1996, respectively                                                                     93                61
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                     -                 -
  Additional paid-in capital                                                           176,021            98,092
  Distributions in excess of accumulated earnings                                     ( 19,700)         ( 13,062)
  Treasury stock, at cost, 20,000 shares                                              (    426)                -
  Officer and director notes for stock purchases                                      (  4,556)         (  2,061)
         Total stockholders' equity                                                    151,432            83,030
         Total liabilities and stockholders' equity                                   $543,823          $248,631



The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      1997              1996             1995
Revenues:
  Rental income                                                     $64,002           $42,214           $31,705
  Property other income                                               2,222             1,025             1,062
  Other income                                                        3,473             2,431             1,534
         Total Revenues                                              69,697            45,670            34,301

Expenses:
  Operating and maintenance                                          31,317            21,859            15,911
  General and administrative                                          2,255             1,482             1,200
  Interest                                                           11,967             9,208             6,432
  Depreciation and amortization                                      11,200             8,077             6,258
         Total Expenses                                              56,739            40,626            29,801

Income before loss on disposition of
  property, minority interest and
  extraordinary item                                                 12,958             5,044             4,500
Loss on disposition of property                                       1,283                 -                 -
Income before minority interest and
  extraordinary item                                                 11,675             5,044             4,500
Minority interest                                                     4,248               897               455
Income before extraordinary item                                      7,427             4,147             4,045
Extraordinary item, prepayment
  penalties, net of $737 in 1997 and
  $141 in 1995 allocated to minority
  interest                                                           (1,037)                -            (1,249)

Net Income                                                         $  6,390          $  4,147          $  2,796

Basic earnings per share data:
  Income before extraordinary item                                $     1.00        $     .74         $     .75
  Extraordinary item                                            ($       .14)                -       ($     .23)
  Net income                                                     $       .86        $     .74         $     .52

Diluted earnings per share data:
  Income before extraordinary item                               $       .98        $     .74         $     .75
  Extraordinary item                                            ($       .14)                -       ($     .23)
  Net income                                                     $       .84        $     .74         $     .52

Weighted average number of shares outstanding:
  Basic                                                           7,415,888         5,601,027         5,408,474

  Diluted                                                         7,558,167         5,633,004         5,408,474


The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                     Officer/
                                                                                  Distributions                      Director
                                                                    Additional     in Excess of                     Notes for
                                            Common Stock               Paid-In      Accumulated        Treasury         Stock
                                         Shares           Amount       Capital         Earnings           Stock      Purchase

Balance, January 1, 1995                5,408,434            $54   $  83,406       ($  1,519)          $      -      $     -

Issuance of common stock                      383                          7

Net income                                                                             2,796

Dividends paid ($1.66 per share)                                                   (   8,964)

Balance, December 31, 1995              5,408,817             54      83,413       (   7,687)              -               -

Issuance of common stock, net             735,681              7      14,679                                        (  2,061)

Net income                                                                             4,147

Dividends paid ($1.69 per share)                                                   (   9,522)

Balance, December 31, 1996              6,144,498             61      98,092       (  13,062)              -        (  2,061)

Issuance of common stock, net           3,128,750             31      77,087                                        (  2,272)

Interest on notes for stock                                                                                         (    223)
   purchase

Net income                                                                             6,390

Conversion of UPREIT Units for stock      44,308              1         842

Purchase of treasury stock                                                                              (426)

Dividends paid ($1.74 per share)                                                   (  13,028)

Balance, December 31, 1997              9,317,556            $93    $176,021       ( $19,700)         $ (426)        ($4,556)


The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                 1997           1996          1995
Cash flows from operating activities:
  Net income                                                                 $  6,390       $  4,147      $  2,796
  Adjustments to reconcile net income  to net
     cash provided by operating activities:
     Extraordinary item - deferred loan costs                                       -              -           624
     Equity in income of HP Management and Conifer Realty                    (     92)          (142)          (35)
     Income allocated to minority interest                                      4,248            897           455
     Extraordinary item allocated to minority interest                       (    737)             -          (141)
     Depreciation and amortization                                             11,938          8,667         6,914
     Loss on disposition of property                                            1,283              -             -
     Changes in assets and liabilities:
        Other assets                                                         (  4,748)        (1,199)       (1,652)
        Accounts payable and accrued liabilities                                9,003          1,871           850
         Total adjustments                                                     20,895         10,094         7,015
         Net cash provided by operating activities                             27,285         14,241         9,811

Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed
     and UPREIT Units issued                                                 ( 71,876)       (14,026)       (9,402)
   Additions to properties                                                   ( 15,962)        (8,843)       (8,179)
   Deposit on property                                                       (    605)        (1,900)            -
   Advances to affiliates                                                    ( 41,121)       (15,379)       (5,697)
   Payments on advances to affiliates                                          13,791         14,507         1,930
   Proceeds from sale of properties                                            13,313              -             -
         Net cash used in investing activities                               (102,460)       (25,641)      (21,348)

Cash flows from financing activities:
   Proceeds from sale of common stock                                          74,625         12,625             7
   Purchase of treasury stock                                                (    426)             -             -
   Proceeds from mortgage notes payable                                        72,175          4,530        45,292
   Payments of mortgage notes payable                                        ( 54,388)       (21,822)      (28,429)
   Proceeds from line of credit                                               153,650         34,030        17,677
   Payments on line of credit                                                (144,900)       (38,530)      (13,177)
   Additions to deferred loan costs                                          (    762)          (243)         (882)
   Additions to cash escrows                                                 (  4,574)        (1,883)          196
   Dividends and distributions paid                                          ( 17,939)       (11,537)       (9,970)
   Capital contribution to minority interest                                        -         34,941             -

         Net cash provided by financing activities                             77,461         12,111        10,714
Net increase (decrease) in cash                                                 2,286            711          (823)
Cash and cash equivalents:
   Beginning of year                                                            1,523            812         1,635
   End of year                                                               $  3,809       $  1,523      $    812


The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1    ORGANIZATION AND BASIS OF PRESENTATION

          Organization

          Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of December 31, 1997, the Company operated 158 apartment communities with 21,316 apartments. Of this total, the Company owned 63 communities, consisting of 14,048 apartments, managed as general partner 67 partnerships that owned 4,782 apartments and fee managed 2,486 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

          Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company and its 56.1% (68.2% at December 31, 1996) general partnership interest in the Operating Partnership. The remaining 43.9% (31.8% at December 31, 1996) is reflected as Minority Interest in these consolidated financial statements. Investments in which the Company does not have control are presented on the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

          Depreciation

          Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment - 5-40 years; and tenant improvements - life of related lease. Depreciation expense charged to operations was $11,104, $7,979 and $6,499 for the years ended December 31, 1997, 1996 and 1995, respectively.

                        HOME PROPERTIES OF NEW YORK, INC.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, cash and cash equivalents include all cash and highly liquid investments purchased with original maturities of three months or less. The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.

          Cash in Escrows

          Cash in escrows consists of cash restricted under the terms of various loan agreements to be used for the payment of property taxes and insurance as well as required replacement reserves and tenant security deposits for residential properties.

          Deferred Charges

          Costs relating to the financing of properties and interest rate reduction agreements are deferred and amortized over the life of the related agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs. The range of the terms of the agreements are from 1-32 years. Accumulated amortization was $1,791 and $1,349 as of December 31, 1997 and 1996, respectively.

          Goodwill

          Goodwill, included in other assets, represents the excess of the purchase price of acquired companies over the estimated fair value of the tangible and intangible net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Accumulated amortization was $181 and $85 as of December 31, 1997 and 1996, respectively.

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

          Advertising

          Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $1,291, $1,256 and $870 for the years ended December 31, 1997, 1996 and 1995, respectively.


                        HOME PROPERTIES OF NEW YORK, INC.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Income Taxes

          The Company has elected to be taxed as a real estate investment trust ( " REIT " ) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 1997, 1996 and 1995. Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.

          Earnings Per Common Share

          The Company has adopted  Statement of Financial  Accounting  Standards
          (SFAS) No. 128, "Earnings per Share", which was issued by the Financial Accounting Standards Board in February, 1997. SFAS No. 128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership. Reported EPS in prior periods have been restated to conform with the provisions of SFAS No. 128.

                        HOME PROPERTIES OF NEW YORK, INC.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings Per Common Share (Continued)

          Income before extraordinary item, extraordinary item and net income are the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                                1997            1996            1995

         Basic weighted average number of shares outstanding               7,415,888       5,601,027       5,408,474

         Effect of dilutive stock options                                    142,279          31,977               -

         Diluted weighted average number of shares outstanding             7,558,167       5,633,004       5,408,474


          Unexercised stock options to purchase 116,500, 52,146, and 447,532 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 1997, 1996 and 1995, respectively.

          Account Reclassifications

          Certain account balances at December 31, 1996 and December 31, 1995 were reclassified to conform to account classifications used by the Company at December 31, 1997. These changes had no effect on reported results of operations or financial position.

          Recent Accounting Pronouncements

          During June, 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                        HOME PROPERTIES OF NEW YORK, INC.

3    INVESTMENT IN AND ADVANCES TO AFFILIATES

          The Company has investments in and advances to approximately 70 limited partnerships where the Company acts as managing general partner. In addition, there are investments in other affiliated entities. The following is summarized financial information for the investment in and advances to affiliates as of and for the years ended December 31, 1997 and 1996:


                                                             1997              1996
           Balance Sheets:
             Real estate, net                                 $141,625          $117,838
             Other assets                                       23,319            21,441
               Total assets                                   $164,944          $139,279

             Mortgage notes payable                           $113,380          $115,175
             Advances from general partner                      27,577             3,447
             Other liabilities                                  11,946             9,635
             Partners' equity                                   12,041            11,022
               Total liabilities and partners'
           equity                                             $164,944          $139,279





                                                              1997              1996             1995
           Operations:
             Gross revenues                                   $ 26,536          $22,495          $ 3,643
             Operating expenses                                (13,817)         (11,628)          (2,374)
             Mortgage interest expense                          (6,699)          (5,417)            (836)
             Depreciation and amortization                      (7,359)          (6,325)            (368)
               Net income (loss)                              $ (1,339)         $  (875)         $    65

               Company's share (included in
                 property other income)                       $    193          $  (223)         $   168


          Reconciliation of interests in the underlying net assets to the Company's carrying value of property investments in and advances to affiliates:

                                                                                1997              1996
           Partners' equity, as above                                           $12,041           $11,022
           Equity of other partners                                               9,982             9,180
           Company's share of investments in limited
               partnerships                                                       2,059             1,842
           Advances to limited partnerships, as above                            27,577             3,447
           Company's investment in and advances to limited
               partnerships                                                      29,636             5,289
           Company's investment in Management Companies
               (see Note 8)                                                         607               514
           Company's advances to Management Companies                             5,342             2,451
           Carrying value of investments in and advances to
               affiliates                                                       $35,585           $ 8,254


                        HOME PROPERTIES OF NEW YORK, INC.

4    MORTGAGE NOTES PAYABLE

          Mortgage notes, collateralized by certain properties, are as follows:


                                                         December 31            Current Fixed         Maturity
                                                         1997         1996      Interest Rate             Date
         Unsecured note payable                      $     38      $   261               2.50             1998
         Landon Court                                   1,195            -               7.75             1998
         Conifer Court                                      -          412              10.53              N/A
         Perinton & Riverton                           11,983       12,087               6.75 *           2000
         Westminster                                    3,230        3,230               7.22 *           2000
         Philadelphia (4 properties)                   10,437            -               8.50             2001
         Philadelphia (2 properties)                    3,043            -               8.00             2001
         New York (4 properties)                       19,867       20,172               7.75             2002
         Royal Gardens                                 11,919            -               7.66             2002
         Williamstowne Village                          9,868        9,980               7.37 *           2002
         Chesterfield                                   6,825            -               8.25             2003
         Curren Terrace                                 9,731            -              8.355             2003
         Fairview & Finger Lakes                        8,008        8,090               7.71 *           2003
         Glen Manor                                     3,752            -              8.125             2004
         Springcreek & Meadows                          3,200        3,254               7.63 *           2004
         Idylwood                                       9,390        9,468              8.625             2005
         Mid-Island Estates                             6,675            -               7.25 *           2006
         Newcastle                                      6,150        6,250               6.00 *           2006
         Raintree Island                                6,495        6,582               8.50             2006
         Woodgate Place                                 3,473            -              7.865             2007
         Detroit Portfolio (10 properties)             50,000            -               7.51             2008
         Hamlet Court                                   1,812        1,832               8.25 *           2008
         Valley Park South                             10,175        9,650               6.93             2008
         Conifer Village                                2,910        3,045               7.20             2010
         Harborside                                     4,207        5,061               8.92             2014
         Fairways at Village Green                      4,513        4,584               8.23             2019
         Raintree Island                                1,200        1,218               8.50             2020
         Total/Average                               $210,096     $105,176               7.68


          *The interest rate on these mortgages will convert to a variable rate on various dates between 1999 and 2003 and continue until maturity.

          Principal payments on the mortgage notes payable for years subsequent to December 31, 1997 are as follows:

         1998                                     $  4,231
         1999                                        3,393
         2000                                       18,202
         2001                                       15,463
         2002                                       40,900
         Thereafter                                127,907
                                                  $210,096


                        HOME PROPERTIES OF NEW YORK, INC.

4    MORTGAGE NOTES PAYABLE (Continued)

          The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $217,594 at December 31, 1997.

          The Company has incurred prepayment penalties on debt restructurings which are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $1,774 and $1,390 for the years ended December 31, 1997 and 1995, respectively. The 1997 paydowns totaled $34,626 from one debt instrument which was financed by one new borrowing of $50,000. The 1995 paydowns totaled $39,080 from six debt instruments, which were financed by three new borrowings in excess of $40,000.

5    LINE OF CREDIT

          As of December 31, 1997, the Company had an unsecured line of credit of $50,000 with an available balance of $41,250. The line of credit expires on September 4, 1999, with a one year extension at the Company's option. Borrowings bear interest at 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institutions. The weighted average daily money market interest rate (the rate used by the Company) for the month of December, 1997 was 6.86%.

6    MINORITY INTEREST

          The changes in minority interest for the two years ended December 31, 1997 are as follows:


                                                  1997           1996

          Balance,  beginning of year             $ 52,730       $ 8,739
          Issuance of UPREIT Units associated
               with property  acquisitions         106,359        10,168
          Proceeds  from private  placement,
               net of associated costs                   -        34,941
          Exchange of Units for Shares                (843)            -
          Net income                                 3,511           897
          Distributions                            ( 4,910)       (2,015)
          Balance,  end of year                   $156,847       $52,730


7    STOCKHOLDERS' EQUITY

          Dividend Reinvestment Plan

          In November, 1995, the Company adopted the Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan (the " Plan " ). The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly or other voluntary cash investments, also typically at a discount of 3% from the market price, in shares of common stock. A total of $34 million and $12 million, net of officer and director notes, was raised through this program during 1997 and 1996, respectively.

                        HOME PROPERTIES OF NEW YORK, INC.

7    STOCKHOLDERS' EQUITY (Continued)

          Officer and Director Notes for Stock Purchases

          On August 12, 1996, eighteen officers and the six independent directors purchased an aggregate of 208,543 shares of common stock through the Plan at the price of $19.79. The purchases were financed 50% from a bank loan and 50% by a recourse loan from the Company. The Company loans bear interest at 7% per annum and mature in August, 2016. The Company loans are subordinate to the above-referenced bank loans, and are collateralized by pledges of the 208,543 common shares. The loans are expected to be repaid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full.

          On November 10, 1997, twenty-one officers and five of the independent directors purchased an aggregate of 169,682 shares of common stock through the Plan at the price of $26.66. The purchases were financed 50% from a bank loan and 50% by a recourse loan from the Company. The Company loans bear interest at 6.7% per annum and mature in November, 2017. The Company loans are subordinate to the above-referenced bank loans, and are collateralized by pledges of the 169,682 common shares. The loans are expected to be repaid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full.

          Dividends

          Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital. The appropriate amount of each per common share is as follows:


                         Ordinary Income               Return of Capital

           1995          46.2%                         53.8%
           1996          51.1%                         48.9%
           1997          50.1%                         49.9%


          Operating Partnership Units/Interests

          Units in the Operating Partnership ("UPREIT Units") are exchangeable on a one-for-one basis into common shares. On December 30, 1996, $35 million was raised in a private placement through the sale of a Class A Limited Partnership Interest to a state pension fund. The interest, which can be converted into 1,666,667 shares of common stock, will receive a preferred return equal to the greater of: (a) 9.25% on the original investment during the first two years declining to 9.0% thereafter, or (b) the actual dividends paid to common shareholders on 1,666,667 shares. Any unconverted interest can be redeemed without premium by the Company after ten years. Proceeds of the transaction were used to fund acquisitions and reduce debt.

          At December 31, 1997, 9,317,556 common shares and 7,301,741 UPREIT Units/interests were outstanding, for a total of 16,619,297.


                        HOME PROPERTIES OF NEW YORK, INC.

8    MANAGEMENT COMPANIES

          Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corp. (the "Management Companies"). The Management Companies issued non-voting common stock to the Operating Partnership in exchange for management contracts for residential, commercial, and development managed properties and certain other assets. This exchange entitles the Operating Partnership to receive 99% of the economic interest of each Management Company. The remaining 1% economic interest and voting stock were issued to certain inside directors of the Company.

          The Management Companies receive development, construction and other fee income from properties in the development phase. This fee income is recognized on the percentage of completion method. The Management Companies are accounted for under the equity method.

          The Management Companies provide property management and administrative services to certain real estate and other entities. In consideration for these services, the Management Companies receive monthly management fees generally based on a percentage of revenues or costs incurred. Management fees are recognized as revenue when they are earned.

          The Company's share of income from the Management Companies was $92, $142 and $35 for the years ended December 31, 1997, 1996 and 1995, respectively. Summarized combined financial information of the Management Companies at and for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                       1997             1996              1995

           Management fees                                            $3,141            $2,942           $1,043
           Development and construction
             management fees                                           3,010             1,971              320
           General and administrative                                 (5,561)           (4,448)          (1,226)
           Other expenses                                             (  497)           (  322)          (  101)
           Net income                                                 $   93            $  143           $   36

           Total assets                                               $6,037            $3,279           $  646

           Total liabilities                                          $5,428            $2,762           $  430



                        HOME PROPERTIES OF NEW YORK, INC.

9    TRANSACTIONS WITH AFFILIATES

          The Company and the Management Companies recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $8,427, $6,170 and $2,291 for the years ended December 31, 1997, 1996 and 1995, respectively.

          The Company leases its corporate office space from an affiliate. The lease requires an annual base rent of $248 through the August, 2000 lease expiration. The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance. Rental expense was $387, $349 and $237 for the years ended December 31, 1997, 1996 and 1995, respectively.

          From time to time, the Company advances funds as needed to the Management Companies which totaled $5,342 and $2,451 at December 31, 1997 and 1996, respectively, and bear interest at 1% over prime.

10   COMMITMENTS AND CONTINGENCIES

          Ground Lease

          The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $180, $174 and $169 including contingent rents of $110, $104 and $99 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, future minimum rental payments required under the lease are $70 per year until the lease expires.

          401(K) Savings Plan

          The Company participates in a contributory savings plan. Under the plan, the Company will match 75% of the first 4% of participant contributions. Expenses under this plan for the periods presented were not material.

          Employment Agreements

          The Operating Partnership entered into five-year employment agreements with two executives on August 4, 1994 and one executive on January 1, 1996. Each executive had a base salary of $160 in 1997, and for each subsequent year the base salary shall be 10% in excess of the base salary for the preceding year. The executives are also entitled to receive incentive compensation pursuant to the Company's Incentive Compensation Plan as it may be revised by the Compensation Committee from time to time.


                        HOME PROPERTIES OF NEW YORK, INC.

10   COMMITMENTS AND CONTINGENCIES (Continued)

          Incentive Compensation Plan

          Effective January 1, 1996, the Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based on increases in funds from operations. No cash bonuses will be payable under the Incentive Compensation Plan unless the increase in funds from operations per share, after giving effect to the bonuses, is equal to or greater than 2%. The bonus expense charged to operations was $1,193, $495 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

          Debt Covenants

          The line of credit loan agreement contains restrictions which, among other things, require maintenance of certain financial ratios and limit the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants.

          Prior Property Acquisitions

          In connection with a property acquisition which closed on September 23, 1997, the Company is obligated for six months from the closing date to redeem the issued UPREIT Units for cash at the original closing price of $24.28 per Unit. If all redemption options were exercised, the total liability would be $15,490.

          In connection with a 1996 transaction, the Company is obligated to pay additional consideration in UPREIT Units if development fee income exceeds target levels over the first five years. Management does not anticipate the issuance of these UPREIT Units to have a material adverse effect on the Company's liquidity, financial position or results of operations.

          In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (39% of the owned portfolio) for a period of time unless in a tax deferred Internal Revenue Code Section 1031 like-kind exchange.


                        HOME PROPERTIES OF NEW YORK, INC.

10   COMMITMENTS AND CONTINGENCIES (Continued)

          Guarantees

          The Company has guaranteed temporary construction financing totaling $931 associated with one entity and a total of $2,482 of additional debt associated with five entities where the Company is the general partner. In addition, the Company has guaranteed the Low Income Housing Tax Credit to limited partners in thirty-one partnerships totaling approximately $22,000. As of December 31, 1997, there were no known conditions that would make such payments necessary.

          The Company guarantees the successful construction of properties developed under the federal government's Low Income Housing Tax Credit Program. The outstanding guarantee at December 31, 1997 is approximately $21,500. In addition, the Company, acting as general partner in certain partnerships, is obligated to advance funds to meet partnership operating deficits.

11   STOCK BENEFIT PLAN

          The Company has adopted the 1994 Stock Benefit Plan as Amended (the " Plan " ). Plan participants include officers, non-employee directors, and key employees of the Company. The Company has reserved 946,000 shares for issuance to officers and employees and 154,000 shares for issuance to non-employee directors. Options granted to officers and employees of the Company vest 20% for each year of service until 100% vested on the fifth anniversary. Certain officers' options (264,000) and directors' options (78,500) vest immediately upon grant. The exercise price per share for stock options may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted (110% of the fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's common stock). During 1996, 144,000 of the total options granted had an exercise price greater than the fair market value of the stock at the date of the grant. The weighted average fair value of these options was $0.78. Options granted to directors and employees who hold more than 10% of the voting power of the Company expire after five years from the date of grant. All other options expire after ten years from the date of grant. The Plan also allows for the grant of stock appreciation rights and restricted stock awards, however, there were none granted at December 31, 1997. At December 31, 1997, 179,999 and 75,500 common shares were available for future grant of options or awards under the Plan for officers and employees and non-employee directors, respectively.

                        HOME PROPERTIES OF NEW YORK, INC.

11   STOCK BENEFIT PLAN (Continued)

          Details of stock option activity during 1997, 1996 and 1995 are as follows:


                                                                                     Number           Option Price
                                                                                  of Shares              Per Share

          Options outstanding at January 1, 1995                                  429,532                   $19.00
          (194,000 shares exercisable)

          Granted, 1995                                                            18,000                   17.875
          Cancelled, 1995                                                        (  2,000)                   19.00

          Options outstanding at December 31, 1995                                445,532             17.875-19.00
          (258,527 shares exercisable)

          Granted, 1996                                                           255,146              19.00-20.50
          Cancelled, 1996                                                        (  2,900)                   19.00

          Options outstanding at December 31, 1996                                697,778             17.875-20.50
          (411,053 shares exercisable)

          Granted, 1997                                                           141,823              22.75-26.50
          Exercised, 1997                                                        (  3,499)                   19.00
          Cancelled, 1997                                                        (    600)                   19.00

          Options outstanding at December 31, 1997                                835,502           $17.875-$26.50
          (507,809 shares exercisable)


          The following table summarizes information about options outstanding at December 31, 1997:

                                                   Weighted
                                                    Average        Weighted                         Weighted
                                                  Remaining         Average                          Average
           Year                    Number       Contractual      Fair Value           Number        Exercise
           Granted            Outstanding              Life      of Options      Exercisable           Price

           1994                   422,533                 6             N/A          329,880         $19.000
           1995                    18,000                 2           $1.39           18,000          17.875
           1996                   253,146                 8           $1.01          135,429          19.167
           1997                   141,823                 9           $1.59           24,500          22.750

           Totals                 835,502                 7                          507,809         $19.186


                        HOME PROPERTIES OF NEW YORK, INC.

11   STOCK BENEFIT PLAN (Continued)

          The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation for the Company's stock option plan been determined based on the fair value at the date of grant for awards in 1997, 1996 and 1995, the Company's proforma net income and proforma earnings per share would have been $6,299, $4,031 and $2,771, and $.85, $.72 and $.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995: dividend yield of 9.315%; expected volatility of 18.97%; forfeiture rate of 5%; and expected lives of 7.5 years for options with a lifetime of ten years, and five years for options with a lifetime of five years. The interest rate used in the option-pricing model is based on a risk free interest rate ranging from 5.25% to 6.87%.

12   PROPERTY ACQUISITIONS

          For the years ended December 31, 1997, 1996 and 1995, the Company has acquired the communities listed below:


                                                                                                                 Cost of
                                      Market                  Date            Year      Number     Cost of   Acquisition
          Community                   Area                Acquired     Constructed    of Units     Acquis.      Per Unit

          Idylwood (1)                Buffalo               1/6/95            1969         720      17,627           $25
          Pearl Street                Syracuse             5/16/95            1969          60       1,238            21
          Candlewood (2)              Syracuse             12/4/95            1969         126       2,950            23
          Conifer Court               Syracuse              1/1/96            1963          20         703            35
          Hamlet Court                Rochester             1/1/96            1971          98       2,702            28
          Westminster                 Syracuse              1/1/96            1972         240       6,623            28
          Village Green (Fairways)    Syracuse              3/5/96            1986         200       5,246            26
          Carriage Hill               Hudson Valley        7/16/96            1973         140       4,396            31
          Cornwall Park               Hudson Valley        7/16/96            1967          75       3,386            45
          Lakeshore Villa             Hudson Valley        7/16/96            1975         152       4,421            29
          Sunset Gardens              Hudson Valley        7/16/96         1968-71         217       5,357            25
          Valley Park South           Bethlehem           11/22/96         1971-73         384      18,914            49
          Lake Grove                  Long Island           2/3/97            1969         368      19,312            53
          Royal Gardens               Northern NJ          5/28/97            1967         550      19,567            34
          Woodgate Place              Rochester            6/30/97            1972         120       4,277            36
          Mid-Island Estates          Long Island           7/1/97         1961-66         232      10,756            46
          1600 East Avenue            Rochester            9/18/97            1958         164       9,520            58
          11 Property Portfolio       Philadelphia         9/23/97         1928-82       1,750      63,714            36
          3 Property Portfolio        Buffalo             10/15/97         1960-72         452      11,307            25
          12 Property Portfolio       Detroit             10/29/97         1953-75       3,106     105,055            34
          Hill Court South/Ivy Ridge  Rochester           10/31/97            1963         230       6,647            29
          Cloverleaf                  Pittsburgh           11/4/97            1957         148       3,038            21
          Scotsdale                   Detroit             11/26/97            1974         376      13,606            36


     (1) The acquisition of Idylwood occurred in stages, with 44% being acquired on January 6, 1995 and the balance on September 7, 1995. The 56% acquired in September was subject to a lease entitling the Operating Partnership to all items of income and expense effective January 1, 1995. The acquisition was accounted for on the equity method until the final closing date in September, 1995.

     (2) Operation of Candlewood commenced December 4, 1995 subject to a net lease agreement. This acquisition was accounted for on the equity method until the final closing date of January 5, 1996.


                        HOME PROPERTIES OF NEW YORK, INC.

12   PROPERTY ACQUISITIONS (Continued)

          Proforma Financial Information (Unaudited)

          The following unaudited proforma information was prepared as if the 1997 transactions related to the acquisitions of 35 apartment communities in eleven separate transactions had occurred on January 1, 1996. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 1996, nor does it purport to represent the results of operations for future periods.


                                                                             For the years ended
                                                                                 December 31,
                                                                             1997           1996

           Total revenues                                                     $106,387     $   96,082
           Income before extraordinary item                                      9,637          6,372
           Net income                                                            8,600          6,372

           Per share data:
           Income before extraordinary item:
               Basic                                                             $1.30          $1.14
               Diluted                                                           $1.28          $1.13

           Net income:
               Basic                                                             $1.16          $1.14
               Diluted                                                           $1.14          $1.13

           Weighted average numbers of shares outstanding:
               Basic                                                         7,415,888      5,601,027
               Diluted                                                       7,558,167      5,633,004


13   SUPPLEMENTAL CASH FLOW DISCLOSURES

          For the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                                                  1997           1996           1995

           Cash paid for interest                                             $ 10,880        $ 8,441        $ 5,739
           Mortgage loans assumed associated with
           property acquisitions                                                87,134         35,849         14,694
           Issuance of UPREIT Units associated
              with property and other acquisitions                             106,359         10,168            453
           Raintree capitalized lease affecting real
              estate and leasehold liability                                         -              -          1,719
           Shares issued in exchange for officer
              and director notes                                                 2,495          2,061              -



                        HOME PROPERTIES OF NEW YORK, INC.

14   SUBSEQUENT EVENT

     On February 9, 1998, the Operating Partnership acquired Candlewood Apartments, a 310 unit apartment community located in South Bend, Indiana for $13,350. The purchase was funded by a $8,000 new mortgage, $4,881 in UPREIT Units and the balance in cash.

15   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1997 and 1996 are as follows:



                                                                                1997
                                                                   First       Second       Third   Fourth


           Revenues                                              $13,842      $14,464     $16,801  $24,590
           Income before minority interest
             and extraordinary item                                1,841        2,678       1,251    5,905
           Minority interest                                         572          802         423    2,451
           Extraordinary item, net of minority
             interest                                                N/A          N/A         N/A  ( 1,037)
           Net income                                              1,269        1,876         828    2,417

           Basic earnings per share:
             Income before extraordinary item                        .20          .27         .11     .39
             Extraordinary item                                      N/A          N/A         N/A    (.12)
             Net income                                              .20          .27         .11     .27

           Diluted earnings per share:
             Income before extraordinary item                        .19          .26         .11     .38
             Extraordinary item                                      N/A          N/A         N/A    (.11)
             Net income                                              .19          .26         .11     .27


          Full year per share data does not equal the sum of the quarterly data due to the combination of seasonality and a growing number of shares outstanding.


                                                                               1996
                                                                   First       Second       Third      Fourth


           Revenues                                              $10,540      $10,706     $11,816     $12,608
           Income before minority interest
             and extraordinary item                                  810        1,122       1,626       1,486
           Minority interest                                         147          194         285         271
           Net income                                                663          928       1,341       1,215

           Basic earnings per share                                  .12          .17         .24         .21
           Diluted earnings per share                                .12          .17         .24         .20



                 HOME PROPERTIES OF NEW YORK, INC. SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                     Total
                                                                   Costs             Cost,
                                                             Capitalized            Bldgs.                         Net of
                                           Initial Cost            Subse-          Improve                         Accumu-    Year
                                             Buildings,          quent to           ments,                          lated       of
                          Encum-           Improvements  Adjust-   Acqui-         & Equip-           Accumulated   Depre-   Acqui-
                          brances    Land   & Equipment  ments(a)  sition    Land     ment Total(b) Depreciation  ciation   sition

Brook Hill Apartments       4,942     330         7,920             1,191     330    9,111    9,441          971    8,470  1994
Candlewood Apartments                 387         2,592               116     387    2,708    3,095          174    2,921  1996
Canterbury Square           8,610   2,352        10,790                30   2,352   10,820   13,172           64   13,108  1997
Carriage Hill Apartments              570         3,826               657     570    4,483    5,053          213    4,840  1996
Charter Square              9,670   3,952        18,245                32   3,952   18,277   22,229          107   22,122  1997
Chesterfield Apartments     6,825   1,482         8,206                61   1,482    8,267    9,749           64    9,685  1997
Cloverleaf Village                    370         2,668                30     370    2,698    3,068           16    3,052  1997
Conifer Village
  Apartments                2,910     358         8,555               125     358    8,680    9,038          891    8,147  1994
Cornwall Park Townhouses              439         2,947             1,621     439    4,568    5,007          193    4,814  1996
Curren Terrace              9,731   1,908        10,956                64   1,908   11,020   12,928           85   12,843  1997
Emerson Square                        384         2,018                98     384    2,116    2,500           19    2,481  1997
Executive House             2,583     600         3,420                37     600    3,457    4,057           31    4,026  1997
Fairview Heights &
  Fairview Manor            4,004     580         5,305    2,828    1,180     580    9,313    9,893        3,146    6,747  1985
Fairway Apartments                    128           673                44     128      717      845            6      839  1997
Finger Lakes Manor
  Apartments                4,004     200         4,536    1,882      855     200    7,273    7,473        2,325    5,148  1983
Fordham Green               3,185     876         5,280                22     876    5,302    6,178           27    6,151  1997
Garden Village
  Apartments                4,652     354         8,546             1,005     354    9,551    9,905        1,198    8,707  1994
Glen Manor                  3,752   1,044         4,494                13   1,044    4,507    5,551           32    5,519  1997
Golfview Manor                335     110           541                 5     110      546      656            4      652  1997
Greentrees Apartments       5,050   1,152         8,607                10   1,152    8,617    9,769           44    9,725  1997
Hamlet Court Apartments     1,812     351         2,351               106     351    2,457    2,808          157    2,651  1996
Harborside Manor            4,207     250         6,113             1,480     250    7,593    7,843          750    7,093  1995
Hill Court South                      333         2,428                 5     333    2,433    2,766           15    2,751  1997
Idylwood Apartments         9,390     700        16,927             3,863     700   20,790   21,490        1,821   19,669  1995
Ivy Ridge Apartments                  438         3,449                46     438    3,495    3,933           21    3,912  1997
Kingsley Apartments         6,885   1,640        11,670                15   1,640   11,685   13,325           69   13,256  1997
Lake Grove                          7,360        11,952             1,985   7,360   13,937   21,297          392   20,905  1997
Lakeshore Villa
  Apartments                          573         3,848             1,024     573    4,872    5,445          201    5,244  1996
Lansdowne Group - Karen
  Court                     1,314     294         1,654                 5     294    1,659    1,953           15    1,938  1997
Lansdowne Group -
  Landon Court              1,195     264         1,444                 4     264    1,448    1,712           13    1,699  1997
Lansdowne Group -
  Marshall House                      378         1,617                15     378    1,632    2,010           15    1,995  1997
Lansdowne Group -
  Patricia Court            1,729     396         2,229                 6     396    2,235    2,631           20    2,611  1997
Meadows Apartments          1,984     208         2,776    1,216      914     208    4,906    5,114        1,666    3,448  1984
Mid-Island Estates          6,675   4,176         6,580               102   4,176    6,682   10,858          120   10,738  1997

                 HOME PROPERTIES OF NEW YORK, INC. SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                     Total
                                                                   Costs             Cost,
                                                             Capitalized            Bldgs.                         Net of
                                           Initial Cost            Subse-          Improve                         Accumu-    Year
                                             Buildings,          quent to           ments,                          lated       of
                          Encum-           Improvements  Adjust-   Acqui-         & Equip-           Accumulated   Depre-   Acqui-
                          brances    Land   & Equipment  ments(a)  sition    Land     ment Total(b) Depreciation  ciation   sition

Newcastle Apartments        6,150     197         4,007    3,684    2,038     197    9,729    9,926        3,053    6,873  1982
New Orleans Park                    1,848         8,886               278   1,848    9,164   11,012           72   10,940  1997
Northgate Manor
  Apartments                          290         6,987             1,472     290    8,459    8,749          942    7,807  1994
Oak Park Manor              5,370   1,192         9,187                 9   1,192    9,196   10,388           54   10,334  1997
Paradise Lane at
  Raintree                            972         7,132               445     972    7,577    8,549           63    8,486  1997
Parkview Gardens                    1,207         7,200                26   1,207    7,226    8,433           46    8,387  1997
Pearl Street                           49         1,189               103      49    1,292    1,341          112    1,229  1995
Perinton Manor
  Apartments                6,267     224         6,120    3,629    1,231     224   10,980   11,204        3,579    7,625  1982
Raintree Island
  Apartments                7,695       -         6,654    3,217    5,200       -   15,071   15,071        3,748   11,323  1985
Riverton Knolls
  Apartments                5,716     240         6,640    2,523    2,142     240   11,305   11,545        4,288    7,257  1983
Royal Gardens              11,919   5,500        14,067               989   5,500   15,056   20,556          247   20,309  1997
1600 East Avenue                    1,000         8,520                45   1,000    8,565    9,565          100    9,465  1997
1600 Elmwood Avenue
Apartments                  5,427     303         5,698    3,339    1,869     299   10,910   11,209        4,268    6,941  1983
Scotsdale Apartments                1,692        11,914                 2   1,692   11,916   13,608           31   13,577  1997
Southpointe Square          2,850     896         4,609                 9     896    4,618    5,514           28    5,486  1997
Spanish Gardens
Apartments                            373         9,263             1,553     398   10,791   11,189        1,133   10,056  1994
Springcreek Apartments      1,216     128         1,702      745      461     128    2,908    3,036        1,020    2,016  1984
Springwood Apartments       1,515     462         1,770                 8     462    1,778    2,240           16    2,224  1997
Stephenson House            1,575     640         2,407                10     640    2,417    3,057           15    3,042  1997
Sunset Gardens
Apartments                            696         4,661               630     696    5,291    5,987          252    5,735  1996
Valley Park South
Apartments                 10,175   2,459        16,454               204   2,459   16,658   19,117          591   18,526  1996
Valley View Apartments      3,434   1,056         4,959                88   1,056    5,047    6,103           40    6,063  1997
Village Green Apartments    9,359   1,043        13,283             2,589   1,103   15,812   16,915        1,313   15,602  1994-1996
Vilage Square Apartments    2,905     768         3,581                19     768    3,600    4,368           28    4,340  1997
Wedgewood Shopping
Center                                100           504       15      227     100      746      846          291      555  1986
Westminster Apartments      3,230     860         5,763               336     860    6,099    6,959          399    6,560  1996
Williamstowne Village
Apartments                  9,868     390         9,748    5,115    2,417     390   17,280   17,670        5,518   12,152  1985
Woodgate Place              3,473     480         3,797               246     480    4,043    4,523           61    4,462  1997
Woodland Gardens            6,470   2,022        10,479                16   2,022   10,495   12,517           62   12,455  1997
Other Assets                    -     907             -      125      107     535      604    1,139          276      863

                          210,058  62,931       392,344   28,318   41,535  62,640  462,488  525,128       46,531  478,597


(a) Represents the excess of fair value over the historical cost of partnership interests as a result of the application of purchase accounting for the acquisition of non-controlled interests.

(b)  The  aggregate  cost for  Federal  Income Tax  purposes  was  approximately
     $455,000.

                        HOME PROPERTIES OF NEW YORK, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997

                                 (IN THOUSANDS)


Depreciation  and  amortization  of the Company's  investments  in buildings and
improvements  reflected  in  the  consolidated   statements  of  operations  are
calculated over the estimated useful lives of the assets as follows:

Buildings and improvements          5-40 years
Tenant improvements                 Life of related lease

The changes in total real estate assets for the three years ended December 31, 1997, are as follows:

                                               1997                 1996                 1995

Balance, beginning of year                     $261,773            $198,203             $162,991
New property acquisition                        266,799              54,727               26,956
Additions                                        15,962               8,843                8,256
Disposals and retirements                       (19,406)                  -                    -
Balance, end of year                           $525,128            $261,773             $198,203


The changes in accumulated depreciation for the three years ended December 31, 1997, are as follows:


                                               1997                 1996                 1995

Balance, beginning of year                      $40,237             $32,258              $25,759
Depreciation for the year                        11,104               7,979                6,499
Disposals and retirements                        (4,810)                  -                    -
Balance, end of year                            $46,531             $40,237              $32,258


                        HOME PROPERTIES OF NEW YORK, INC.
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 1997
                                  Exhibit Index


Exhibit        Exhibit                                         Location
Number
2.1            Agreement among Home Properties of New York,    Incorporated by reference to the
               Inc. and Philip J. Solondz, Daniel Solondz      Form 8-K filed by Home
               and Julia Weinstein relating to Royal Gardens   Properties of New York, Inc.
               I,       together with Amendment No. 1          dated 6/6/97 (the
                                                               "6/6/97 8-K")
2.2            Agreement among Home Properties of New York,    Incorporated by reference to the
               Inc. and Philip Solondz and Daniel Solondz      6/6/97 8-K
               relating to Royal Gardens II, together with
               Amendment No. 1
2.3            Purchase and Sale Agreement dated July 25,      Incorporated by reference to the
               1997 by and between Home Properties of New      Form 8-K filed by Home
               York, L.P. and Louis S. and Molly S. Wolk       Properties Of New York, Inc.,
               Foundation.                                     dated 10/6/97 (the "10/9/97
                                                               8-K").
2.4            Purchase and Sale Agreement dated April 30,     Incorporated by reference to the
               1997between Home Properties of New York, L.P.   10/9/97 8-K.
               and Briggs Wedgewood Associates, L.P.


2.5            Agreement and Plan of Merger, dated July 31,    Incorporated by reference to the
               1997 between Home Properties of New York,       10/9/97 8-K.
               L.P. and Chesfield Partnerhsip.


2.6            Agreement and Plan of Merger dated July 31,     Incorporated by reference to the
               1997 between Home Properties of New York,       10/9/97 8-K.
               L.P. andValspring Partnership.

2.7            Agreement and Plan of Merger, dated July 31,    Incorporated by reference to the
               1997 between Home Properties of New York,       10/9/97 8-K
               L.P. and Exmark Partnerhsip.
2.8            Agreement and Plan of Merger, dated July 31,    Incorporated by reference to the
               1997 between Home Properties of New York,       10/9/97 8-K.
               L.P. and New Orleans East Limited Partnership.
2.9            Agreement and Plan of Merger, dated July 31,    Incorporated by reference to the
               1997     between Home Properties of New York,   10/9/97 8-K.
               L.P. Glenvwk Partnership.
2.10           Agreement and Plan of Merger, dated July 31,    Incorporated by reference to the
               1997     between Home Properties of New York,   10/9/97 8-K.
               L.P. and PK Partnership.
2.11           First Amendment to Agreement and Plan of        Incorporated by reference to the
               Merger, dated September 1, 1997 between Home    10/9/97 8-K.
               Propertiesof New York, L.P. and PK
               Partnerhsip and its partners.
2.12           First Amendment to Agreement and Plan of        Incorporated by reference to the
               Merger, dated September 1, 1997 between Home    10/9/97 8-K.
               Properties of New York, L.P. and NOP Corp.
               and Norpark Partnership.

2.13           Contribution Agreement dated July 31, 1997      Incorporated by reference to the
               between  Home Properties of New York, L.P.      10/9/97 8-K.
               and Lamar Partnership.
2.14           Agreement and Plan of Merger, dated July 31,    Incorporated by reference to the
               1997 between Home Properties of New York,       Form 8-K filed by Home
               L.P. and Curren Partnership.                    Properties Of New York, Inc.,
                                                               dated 10/3/97.
2.15           Contribution Agreement, dated October __,       Incorporated by reference to the
               1997between Home Properties of New York, L.P.   Form 8-K filed by Home dated
               andBerger/Lewiston Associates Limited           10/7/97.
               Partnership; Stephenson-Madison Heights
               Company LimitedPartnership; Kingsley-Moravian
               Company Limited Partnership; Woodland Garden
               Apartments Limited
                        Partnership; B&L Realty Investments
               Limited Partnership; Southpointe Square
               Apartments Limited Partnership; Greentrees
               Apartments limited Partnership; Big
               Beaver-Rochester Properties Limited
               Partnership; Century Realty Investment
               Company Limited Partnership.

2.16           Agreement among Home Properties of New York,    Incorporated by reference to the
               L.P. and Erie Partners, L.L.C. relating to      the Form 8-K filed by Home
               Woodgate PlaceApartments, together with         Properties of New York, Inc.,
               Amendment No. 1                                 dated10/31/97 (the "10/31/97
                                                               8-K").
2.17           Agreement among Home Properties of New York,    Incorporated by reference to the
               L.P. and Mid-Island Limited Partnership         10/31/97 8-K.
               relating to Mid-Island
               Estates, together with Amendment No. 1.
2.18           Purchase and Sale Agreement among Home          Incorporated by reference to the
               Properties of New York, L.P. and Anthony M.     10/31/97 8-K.
               Palumbo and Daniel Palumbo.
2.19           Purchase and Sale Agreements dated June 17,     Incorporated by reference to the
               1997     among Home Properties of New York,     Form 8-K filed by Home
               L.P. and various individuals relating to Hill   Properties of New York, Inc.,
               Court Apartments South and Hudson Arms          dated 2/20/98 (the "2/20/98
               Apartments, together with a letter              8-K").
               amendment dated September 24, 1997.

2.20           Contract of Sale, dated October 20,1997         Incorporated by reference to the
               between Home Properties of New York, L.P. and   2/20/98 8-K.
               Hudson Palisades Associates relating to
               Cloverleaf Apartments.

2.21           Contribution Agreement, dated November 127,     Incorporated by reference to the
               1997 among        Home Properties of New        2/20/98 8-K.
               York, L.P. and various trusts relating to
               Scotsdale Apartments.
2.22           Contribution Agreement, dated November 7,       Incorporated by reference to the
               1997among Home Properties of New York, L.P.     2/20/98 8-K
               and Donald        H. Schefmeyer and Stephen
               W. Hall relating to Candlewood Apartments,
               together with Amendment
               No. One dated December 3, 1997.

3.1            Articles of Incorporation of Home Properties    Incorporated by reference to
               of New York, Inc.                               Home Properties of New York,
                                                               Inc. Registration Statement on
                                                               Form S-11,  File No. 33-78862
                                                               (the "S-11Registration
                                                               Statement").
3.2            Articles of Amendment and Restatement of        Incorporated by reference to
               Articlesof Incorporation of Home Properties     S-11 Registration Statement
               of New York, Inc. .
3.3            Amended and Restated By-Laws of Home            Incorporated by reference to the
               Properties of New York, Inc. (Revised           Form 8-K filed by Home
               12/30/96).                                      Properties of New York, Inc.
                                                               dated December 23, 1996 (the
                                                               "12/23/96 8- K").
4.1            Form of certificate representing Shares of      Incorporated by reference to the
               Common Stock.                                   Form 10- K filed by Home
                                                               Properties of New York, Inc. for
                                                               the period ended 12/31/94 (the
                                                               "12/31/94 10-K").
4.2            Agreement of Home Properties of New York        Incorporated by reference to
               Inc. to file instruments defining the rights    12/31/94 10-K.
               of
               holders of long-term debt of it or
               its              subsidiaries with the
               Commission upon request.
4.3            Credit Agreement between  Manufacturers         Incorporated by reference to the
               Traders Trust Company Home Properties of New    Form 10- Q filed by Home
               York, L.P. and Home Properties of New York,     Home Properties of New York,
               Inc.                                            Inc. Properties of New York,
                                                               Inc. for the quarterly period
                                                               ended 6/30/94 (the "6/30/94
                                                               10-Q").
4.4            Amendment Agreement between Manufacturers and   Incorporated by reference t the
               Traders Trust Company, Home Properties of New   12/31/94 10-K/
               York, L.P. and Home Properties of New York,
               Inc. amending the Credit Agreement

4.5            Mortgage Spreader, Consolidation and            Incorporated by reference to the
               Modification Agreement between                  6/30/94 10-Q.
               Manufacturers and Traders Trust Company and
               Home Properties of New York, L.P.,
               together with form of Mortgage, Assignment
               of Leases and Rents and Security Agreement
               incorporated therein by reference.

4.6            Mortgage Note made by Home Properties           Incorporated by reference to the
                of New York, L.P. payable to Manufacturers     6/30/94 10-Q.
               and Traders Trust Company in the principal
               amount of $12,298,000.
4.7            Demand Grid Note, dated August 22, 1995,        Incorporated by reference to the
               fromHome Properties of New York, L.P. to        Form 10-K filed by Home
               Manufacturers and Traders Trust Company in      Properties of New York, Inc. for
               the maximum principal amount of 15,000,000.     the period ended 12/31/95 (the
                                                               "12/31/95 10-K").
4.8            8         Spreader, Consolidation,              Incorporated by reference to
               Modification and Extension Agreement between    12/31/95 10-K.
               Home Properties of New YorkL.P. and John
               Hancock Mutual Life Insurance Company,
               dated as of October 26, 1995, relating to
               indebtedness in the principal amount of
               $20,500,000.
4.9            Demand Grid Note, dated August 22, 1996 from    Incorporated by reference to the
               theOperating Partnership to Manufacturers and   Form 10-K filed by Home
               Traders Trust Company in the maximum principal  Properties of New York, Inc. For
               amount of $25,000,000.                          the period ended 12/31/96 (the
                                                               "12/31/96 10-K").
4.10           Demand Grid Note, dated March 5, 1997 from      Incorporated by reference to the
               Operating Partnership to Manufacturers          the 12/31/96 10-K.
               andTraders Trust Company in the maximum
               principal amount of $35,000,000.


4.11           Amended and Restated Stock Benefit Plan of      Incorporated by reference to the
               Home Properties of New York, Inc.               6/6/97 8-K.
4.12           Amended and Restate Dividend Reinvestment,      Incorporated by reference to the
               Stock Purchase, Resident Stock Purchase and     Form 8-K filed by Home
               Employee                                        Properties Of New York, Inc.,
               Stock Purchase Plan.                            dated 12/23/97.
               Second  Amended and Restated Agreement of       Incorporated by reference to the
10.1           Limited Partnership of Home Properties of New   Form 8-K of Home Properties of
               York, L.P.                                      New York, Inc. dated 9/26/97
                                                               (the "(9/26/97 8-K").
10.2           2     Amendments No. One through Eight to the   Pages ____ to _______.
               Second Amended and Restated Agreement of
               LimitedPartnership of Home Properties of New
               York, L.P.
10.3           Articles of Incorporation of Home               Incorporated by reference to .
               Properties              Management, Inc         to S-11Registration Statement.
10.4           By-Laws of Home Properties Management, Inc      Incorporated by reference to
                                                               S-11 . Registration Statement.
10.5           Articles of Incorporation of Conifer Realty     Incorporated by reference to the
               Corporation                                     12/31/95 10-K.
10.6           By-Laws of Conifer Realty Corporation.          Incorporated by reference to
                                                               12/31/95 10-K.
10.7           Employment Agreement between Home Properties    Incorporated by reference to
               of New York, L.P. and Norman P.Leenhouts.       6/30/94 10-Q.
10.8           Employment Agreement between Home Properties    Incorporated by reference to the
               of New York, L.P. and Nelson B. Leenhouts       6/30/94 10-Q.
10.9           Employment Agreement between Home Properties    Incorporated by reference to
               of New York, L.P. and Richard J. Crossed.       12/31/95 10-K.
10.10          Indemnification Agreement between Home          Incorporated by reference to the
               Properties of New York, Inc. and certain        6/30/94 10-Q.
               officers and directors.
10.11                   Indemnification Agreement between      Incorporated by reference to
               Home Properties of New York,  Inc. and          12/31/95 10-K.
               Richard J. Crossed.
               .
10.l2          Indemnification Agreement between Home          Incorporated by reference to
               Properties of New York, Inc. and Alan L.        12/31/96 10-K.
               Gosule.
10.13          Home Properties of New York, Inc. 1994 Stock    Incorporated by reference to
               Benefit Plan.                                   S-11 Registration Statement.

10.14          Registration Rights Agreement among Home        Incorporated by reference to the
               Properties of New York, Inc., Home              6/30/94 10-Q.
               LeasingCorporation, Leenhouts Ventures,
               Norman P. Leenhouts, Nelson B. Leenhouts, Amy
               L. Tait, David P. Gardner, Ann M. McCormick,
               William Beach, Paul O'Leary, Richard J.
               Struzzi, Robert C. Tait,
               Timothy  A. Florczak and Laurie Tones.
10.15          Lockup Agreements by Home Properties of New     Incorporated by reference to
               York, Inc. and Conifer Realty, Inc.,            12/31/95 10- K.
               ConiferDevelopment, Inc., Richard J. Crossed,
               Peter J. Obourn and John F. Fennessey.
10.16          Contribution Agreement between Home             Incorporated by reference to the
               Properties of New York, L.P. and Conifer        Form 8- K filed by Home
               Realty, Inc.Conifer Development,                Properties ofNew York, Inc.,
               Inc.,.Richard J. Crossed, Peter J. Obourn and   dated September 14, 1995.
               John H. Fennessey.

10.17          Amendment to Contribution Agreement between     Incorporated by reference to the
               Home Properties of New York, L.P. and Conifer   Form 8- K filed by Home
               Realty, Inc., Conifer Development, Inc.,        Properties of New York, Inc.,
               Richard J. Crossed, Peter J. Obourn and John    dated January 9, 1996.
               H. Fennessey
10.18                   Agreement of Operating Sublease,       Incorporated by reference to
               dated October1, 1986, among  KAM, Inc.,         S-11 Registration Statement.
               Morris Massry and Raintree Island Associates,
               as amended  by Letter
               Agreement Supplementing Operating Sublease
               dated October 1, 1986.
10.19          Second Amended and Restated Incentive           Incorporated by reference to
               Compensation Plan of Home Properties of New     12/31/95 10-K.
               York, Inc.
10.20          Indemnification and Pledge Agreement between    Incorporated by reference to
               Home Properties of New York, L.P. and           12/31/95 10- K.
               ConiferRealty, Inc., Conifer Development,
               Inc., Richard J. Crossed, Peter J. Obourn and
               John H. Fennessey.
10.21          Form of Term Promissory Note payable to         Incorporated by reference to
               HomeProperties of New York, Inc. by officers    12/31/96 10-K.
               and directors in association with the
               Executive and Director Stock Purchase and
               Loan Program.
10.22          Form of Pledge Security Agreement executed by   Incorporated by reference to
               officers and directors in connection with       12/31/96 10-K.
               Executive and Director Stock Purchase and
               Loan Program.
10.23          Schedule of  Participants, loan amounts and     Incorporated by reference to
               shares issued in connection with the            12/31/96 10-K.
               Executive and Director Stock Purchase and
               Loan Program.
10.24          Guaranty by Home Properties of New York ,       Incorporated by reference to
               Inc. and Home Properties of New York, L.P. to   12/31/96 10-K.
               The Chase Manhattan Bank of the loans from
               The Chase Manhattan Bank to officers and
               directors  in connection with the Executive
               and Director Stock Purchase and Loan Program.
10.25          Subordination Agreement between Home            Incorporated by reference to
               Properties of New York, Inc. and The Chase      12/31/96 10-K.
               Manhattan Bank relating to the Executive and
               Director Stock Purchase
               and Loan Program.
10.26          Partnership Interest Purchase Agreement,        Incorporated by reference to
               dated as of December 23, 1996 among Home        12/23/96 8- K.
               Properties of New York, Inc., Home Properties
               of New York, L.P. and State
               of Michigan Retirement Systems.
10.27          Registration Rights Agreement, dated as of      Incorporated by reference to
               December 23, 1996 between Home Properties of    12/23/96 8-K.
               New York, Inc. and State of Michigan
               Retirement Systems.
10.28          Lock-Up Agreement, dated  December 23, 1996     Incorporated by reference to
               between Home Properties of New York, Inc. and   12/23/96 8-K.
               State of Michigan
               Retirement Systems.
10.29          Contract of Sale between Lake Grove             Incorporated by reference to
               Associates Corp. and Home Properties of New     12/31/96 10-K.
               York, L.P., dated December 17, 1996, relating
               to the Lake GroveApartments.
10.30          Credit Agreement dated as of September 4,       Incorporated by reference to
               1997 among Home Properties of New York, L.P.    10/9/97 8-K.
               and The Chase Manhattan Bank, as
               Administrative Agent, Chase Securities Inc.,
               as Arranger, Manufacturers and TradersTrust
               Company, as Co-Agent.
10.31           Amendment No. One, to Credit Agreement,        Incorporated by reference to
                dated as ofSeptember 4, 1997, among Home       10/9/97 8-K.
                Properties of New York, L.P., a New York
                limited partnership, the Lenders hereto, The
                Chase Manhattan Bank, as Administrative
               Agent, and Manufacturers and Traders Trust
               Company,as Co-Agent.
10.32          Promissory Note, dated September 4, 1997 from   Incorporated by reference to
               Home Properties of New York, L.P. to The        10/9/97 8-K.
               Chase Manhattan Bank.
10.33           Promissory Note, dated September 4, 1997       Incorporated by reference to
                from Home Properties of New York, L.P. to      10/9/97 8-K.
                Manufacturers and TradersTrust Company.

11             Computation of Per Share Earnings Schedule      Page ______

21             List of Subsidiaries of  Home Properties of     Page ______
               New York, Inc.
23             Consent of Coopers & Lybrand                    Page _______
27             Financial Data Schedule                         Page ______

27.1           Restated Financial Data Schedule for the nine   Page  _____
               month sended September 30, 1997
27.2           Restated Financial Data Schedule for the six    Page  _____
               months ended June 30, 1997

27.3           Restated Financial Data Schedule for the        Page  _____
               three months ended March 31,1997

27.4           Restated Financial Data Schedule for the year   Page  _____
               ended December 31, 1996
27.5           Restated Financial Data Schedule for the nine   Page  _____
               months   ended September 30, 1996
27.6           Restated Financial Data Schedule for the six    Page  _____
               months   ended June 30, 1996
27.7           Restated Financial Data Schedule for the        Page  _____
               three monthsended March 31,1996
