Form 10-Q
period 1998-03-31
HOME PROPERTIES OF NEW YORK INC
filed 1998-05-15
CIK 923118

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

     (Mark One)

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      YES    X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      CLASS OF COMMON STOCK             OUTSTANDING AT APRIL 30, 1998
         $.01 par value                          11,905,593

                                                        Page 1 of 15
                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                       HOME PROPERTIES OF NEW YORK, INC.

                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      1998               1997
                                               (Unaudited)           (Note 1)
ASSETS
Real estate:
  Land                                           $  78,455           $ 62,640
  Buildings, improvements and equipment            520,300            462,488
                                                   598,755            525,128
  Less:  accumulated depreciation               (   50,586)         (  46,531)
          Real estate, net                         548,169            478,597

Cash and cash equivalents                            2,821              3,809
Cash in escrows                                     10,511             10,211
Accounts receivable                                  3,612              3,531
Prepaid expenses                                     7,211              5,305
Deposits                                             2,656                605
Investments in and advances to affiliates           36,287             35,585
Deferred financing costs                             1,497              1,637
Other assets                                         5,326              4,543
          Total assets                            $618,090           $543,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                            $217,376           $210,096
Line of credit                                      22,250              8,750
Accounts payable                                     4,574              5,082
Accrued interest payable                             1,157              1,077
Accrued expenses and other liabilities               3,296              4,374
Security deposits                                    6,909              6,165
          Total liabilities                        255,562            235,544

Minority interest                                  187,841            156,847

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                -                   -
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,334,332 and 9,317,556 shares
     issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively                  104                  93
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                -                   -
  Additional paid-in capital                       200,759            176,021
  Distributions in excess of
    accumulated earnings                        (   21,302)        (   19,700)
  Treasury stock, at cost, 20,000 shares        (      426)        (      426)
  Officer and director notes for stock purchases(    4,448)        (    4,556)
          Total stockholders' equity               174,687            151,432
          Total liabilities and
            stockholders' equity                  $618,090           $543,823

The accompanying notes are an integral part of these consolidated financial statements.

                                                        Page 2 of 15

                       HOME PROPERTIES OF NEW YORK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                 1998              1997

Revenues:

  Rental income                               $25,094           $12,579
  Property other income                           502               436
  Interest income                                 914               265
  Other income                                    263               562
         Total revenues                        26,773            13,842

Expenses:

  Operating and maintenance                    12,140             6,930
  General and administrative                    1,209               379
  Interest                                      4,398             2,354
  Depreciation and amortization                 4,079             2,338

         Total expenses                        21,826            12,001
Income before minority interest                 4,947             1,841
Minority interest                               2,172               572

Net income                                    $ 2,775           $ 1,269

Per share data:
  Net income - Basic                             $.29              $.20
                  - Diluted                      $.28              $.20

Weighted average number of
  shares outstanding - Basic                9,702,975         6,378,441
                   - Diluted                9,900,451         6,521,345




The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (UNAUDITED, IN THOUSANDS)

                                                1998              1997

Cash flows from operating activities:
  Net income                                 $ 2,775           $ 1,269

  Adjustments to reconcile net income to net
  cash provided by operating activities:
      Equity  in  income  of  HP Management
        and Conifer Realty                       208            (   78)
     Income allocated to minority interest     2,172               572
     Depreciation and amortization             4,239             2,572
     Changes in assets and liabilities:
        Other assets                      (    2,260)        (   3,510)
        Accounts payable and
          accrued liabilities             (      762)        (     106)
         Total adjustments                     3,597         (     550)
         Net cash provided by operating
          activities                           6,372               719

Cash flows used in investing activities:
   Purchase of properties, net of
     mortgage notes assumed                 ( 35,644)        (  17,402)
   Additions to properties                 (   6,808)        (   2,835)
   Deposits on property                    (   2,051)                -
   Advances to affiliates                  (   6,068)        (   6,690)
   Payments on advances to affiliates          5,366             2,387
   Other                                   (       -)        (     169)
         Net cash used in
           investing activities            (  45,205)        (  24,709)

Cash flows from financing activities:
   Proceeds from sale of common stock         24,650            18,458
   Proceeds from mortgage and
     other notes payable                       8,000                 -
   Payments of mortgage and
     other notes payable                   (     720)        (     294)
   Proceeds from line of credit               33,000            24,700
   Payments on line of credit              (  19,500)        (  16,000)
   Additions to deferred loan costs        (      21)                -
   Additions to cash escrows               (     300)        (     390)
   Dividends and distributions paid        (   7,264)        (   3,214)
         Net cash provided by
           financing activities               37,845            23,260

Net increase (decrease) in cash           (     988)         (     730)
Cash and cash equivalents:
   Beginning of period                         3,809             1,523
   End of period                            $  2,821           $   793

Supplemental disclosure of cash flow information:
  Cash paid for interest                     $ 4,157            $2,190


The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 24, 1998.

2.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION
     Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of March 31, 1998, the Company operated 162 apartment communities with 22,862 apartments. Of this total, the Company owned 67 communities, consisting of 15,514 apartments, managed as general partner 4,802 apartments and fee managed 2,546 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

     BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Company and its 55.0% (70.6% at March 31, 1997) general partnership interest in the Operating Partnership. The remaining 45.0% (29.4% at March 31, 1997) is reflected as Minority Interest in these consolidated financial statements.

     All  significant  intercompany   balances   and   transactions  have  been
     eliminated in these consolidated financial statements.

3.   EARNINGS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which was issued by the Financial Accounting Standards Board in February 1997. SFAS No. 128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

                       HOME PROPERTIES OF NEW YORK, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



3.   EARNINGS PER COMMON SHARE CONT'D

     Net income is the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the three months ended March 31, 1998 and 1997 is as follows:

                                               1998        1997

     Basic weighted average number
       of shares outstanding                 9,702,975       6,378,441
     Effect of dilutive stock options          197,476         142,904
     Diluted   weighted  average  number
     of  shares  outstanding                 9,900,451       6,521,345

                   HOME PROPERTIES OF NEW YORK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.   PRO FORMA FINANCIAL INFORMATION
                       Pro Forma Combined Statement of Operations
                       FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                        Home
                                     Properties Pro Forma   Company
                                     HISTORICAL ADJUSTMENT PRO FORMA
     Revenue:
       Rental income                    $25,094    $1,594   $26,688
       Property other income                502        26       528
       Interest income                      914         -       914
       Other income                         263         -       263

           Total Revenues                26,773     1,620    28,393

     Expenses:
       Operating and Maintenance         12,140       720    12,860
       General and administrative         1,209        50     1,259
       Interest                           4,398       477     4,875
       Depreciation and amortization      4,079       300     4,379

           Total Expenses                21,826     1,547    23,373

     Income before minority interest    $ 4,947   $    73     5,020

     Minority Interest                                        2,342
     Net income                                             $ 2,678

     Net income per common share - Basic                      $0.28
                                 - Diluted                    $0.27

     Weighted average number of
       shares outstanding - Basic                         9,702,975
                          - Diluted                       9,900,451

     The pro forma information was prepared as if the transactions related to the acquisition of Candlewood Apartments (on January 9, 1998, 310 units for $13,350), Cedar Glen Apartments (on March 2, 1998, 110 units for $2,600), Park Shirlington Apartments and Braddock Lee Apartments (on March 13, 1998, 548 units for $26,401) and Apple Hill Apartments (on
     March 27, 1998, 498 units for $23,500) had occurred on January 1, 1998.

     Adjustments to the pro forma combined statements of operations for the three months ended March 31, 1998, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 1998 to the acquisition date.

                   HOME PROPERTIES OF NEW YORK, INC.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of March 31, 1998 and 1997 and for the three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and scheduled debt maturities.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its unsecured line of credit. The Company considers its ability to generate cash to continue to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, to enable the Company to qualify as a REIT.

The Company has an unsecured line of credit from Chase Manhattan Bank of $50 million with an available capacity of $27.8 million at March 31, 1998. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured line of credit expires on September 4, 1999, with a one year extension at the Company's option. As of April 30, 1998, the entire $50 million is available as a result of using the net proceeds from equity raised in a direct placement to a major institutional investor to repay the outstanding balance.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured line of credit, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan
("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of March 31, 1998, the Company owned twenty-four properties with 4,962 apartment units, which were unencumbered by debt.

As of February 28, 1997, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $100 million of shares of common stock or other securities. At December 31, 1997, $59 million remained available under the shelf. During March 1998, $10.5 million of common shares were issued under the shelf registration, with an additional $35 million of common shares issued in a direct placement to a major institutional investor in April 1998, leaving a capacity of $13.5 million. On May 14, 1998, the Company filed a Form S-3 Registration Statement relating to the issuance of up to $400 million of unsecured debt, preferred stock or other equity securities.

                                                             Page 8 of 15
                   HOME PROPERTIES OF NEW YORK, INC.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONT'D

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1997, 5,636 apartment units in four separate transactions were acquired for a total cost of $195 million using UPREIT Units valued in excess of $106 million, with the balance paid in cash or assumed debt. During 1998, 858 apartment units in two separate transactions were acquired for a total cost of $40 million using UPREIT Units valued in excess of $31 million, with the balance paid in cash or assumed debt.

In addition, over $36 million was raised during 1997 through the Company's DRIP, including over $4.5 million from officers and directors financed partially by a Company loan of $2.3 million. An additional $20 million has been raised through the DRIP program during the first four months of 1998.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During June 1997, the Company repurchased 20,000 shares at a cost of $.426 million.

As of March 31, 1998, the weighted average rate of interest on mortgage debt is 7.6% and the weighted average maturity is 7.0 years. Most of the debt is fixed rate, with only 9% variable rate debt. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

The following table sets forth information regarding the mortgage indebtedness at March 31, 1998.

                                                            Principal
                                 Interest                   Balance as of
                                 Rate as of      Maturity   March 31, 1998

COMMUNITIES       LOCATION       MARCH 31, 1998  DATE       (000'S)

FIXED RATE
Landon Court      Philadelphia, PA 7.75%         11/01/98     1,189
Williamstowne
  Village         Buffalo, NY      2.50%          12/31/99       28
Westminster       Syracuse, NY     7.22%          09/01/00    3,222
Perinton and
  Riverton        Rochester, NY    6.75% (1)     09/01/00    11,956
Executive House   Philadelphia, PA 8.50%         06/01/01     2,564
Harmark Village
  Square          Philadelphia, PA 8.50%         06/01/01     2,885
Karen Court       Philadelphia, PA 8.00%         09/01/01     1,307
Patricia Court    Philadelphia, PA 8.00%         09/01/01     1,720
Springwood        Philadelphia, PA 8.50%         11/01/01     1,507
Valley View       Philadelphia, PA 8.50%         11/01/01     3,416
Royal Gardens     Piscataway, NJ   7.66%         08/01/02    11,834
Williamstowne
  Village         Buffalo, NY      7.37% (2)     10/27/02     9,838
Brook Hill        Rochester, NY    7.75%         11/01/02     4,923
Garden Village    Buffalo, NY      7.75%         11/01/02     4,633
1600 Elmwood      Rochester, NY    7.75%         11/01/02     5,405
Village Green     Syracuse, NY     7.75%         11/01/02     4,826
Chesterfield      Philadelphia, PA 8.25%         01/01/03     6,800
Curren Terrace    Philadelphia, PA 8.355%        11/01/03     9,699
Fairview Heights  Ithaca, NY       7.71% (3)     11/01/03     3,993
Finger Lakes
  Manor           Rochester, NY    7.71% (3)     11/01/03     3,993
Glen Manor        Philadelphia, PA 8.125%        05/01/04     3,740
Springcreek/
  Meadows         Rochester, NY    7.63% (4)     08/01/04     3,191
Idylwood          Buffalo, NY      8.625%        11/01/05     9,370
Mid Island Estates Bay Shore, NY   7.25% (5)     05/01/06     6,675
Newcastle         Rochester, NY    6.00% (6)     07/31/06     6,150
Raintree Island   Buffalo, NY      8.50%         11/01/06     6,472
Woodgate Place    Rochester, NY    7.865%        01/01/07     3,465
Valley Park South Bethlehem, PA    6.93%         01/01/08    10,158
Hamlet Court      Rochester, NY    7.11%         02/01/08     1,809
Candlewood        South Bend, ID   7.02%         03/01/08     8,000
Ten Communities   Detroit, MI      7.51%         06/01/08    49,828
Conifer Village   Syracuse, NY     7.20%         06/01/10     2,910
Harborside Manor  Syracuse, NY     8.92%         04/01/14     4,180
Village Green
  (Fairways)      Syracuse, NY     8.23%         10/01/19     4,494
Raintree Island   Buffalo, NY      8.50%         05/01/20     1,196
                                                            217,376

                                                            Page 10 of 15

                                 Interest                   Balance as of
                                 Rate as of      Maturity   March 31, 1998
COMMUNITIES       LOCATION       MARCH 31, 1998  DATE       (000'S)

LINE OF CREDIT

Unsecured         N/A            30 day LIBOR    On Demand     22,250
                                 +1.25%

                                                             $239,626

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


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE SAME PERIOD IN 1997

The Company had 27 apartment communities with 6,552 units and one small ancillary convenience shopping area which were owned during both of the three month periods being presented (the "Core Properties"). The Company has acquired an additional 40 apartment communities with 8,962 units during 1997 and 1998 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for three months ended March 31, 1998.

A summary of the Core Property net operating income is as follows:

                              1998         1997          %CHANGE

Rent                          $11,467,000  $11,108,000    3.2%
Property other income             376,000      322,000   16.8%
Total income                   11,843,000   11,430,000    3.6%
Operating and Maintenance     ( 5,805,000) ( 6,189,000)   6.2%

Net operating income          $ 6,038,000  $ 5,241,000   15.2%

Of the $12,515,000 increase in rental income, $12,156,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 2.5% in weighted average rental rates, plus an increase in occupancy from 93.0% to 93.7%.

Of the $66,000 increase in property other income, $261,000 is attributable to the Acquired Communities, with $54,000 representing a 17% increase for the Core Properties. This increase reflects bringing more laundry "in-house" versus contracting out. The balance, a $249,000 decrease, is from the Company's share of income/loss from various general partnership interests.

Interest income increased $649,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships.

Other income decreased by $299,000 due primarily to differences in the amount of bonus accruals recorded during each period by the Management Companies.

Of the $5,210,000 increase in operating and maintenance expenses, $5,594,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 6.2% decrease over 1997. The major areas of decrease in the Core Properties occurred in utilities and snow removal costs. Our extreme mild 1998 weather, combined with normal gas rates (compared to very high rates in 1997) resulted in a positive variance in utilities of $357,000, or 21.4%, and $47,000, or 16.7% in snow removal costs.

General and administrative expense increased in 1998 by $830,000, or 219% during a period when the Company more than doubled the number of owned apartment units. General and administrative expenses as a percentage of total revenues increased from 2.7% in 1997 to 4.5% in 1998. The biggest reason for this percentage growth is a result of the Company's incentive compensation plan which rewards exceptional FFO growth per share. The extraordinary growth during the first quarter of 1998 resulted in a $200,000 bonus accrual this year compared to no bonus accrual in the first quarter of 1997. In addition, the Company recorded a $73,000 non-recurring expense related to doing business in the State of Pennsylvania.

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

The calculation of funds from operations for the previous six quarters are presented below:

                       March 31 Dec. 31 Sept. 30 June 30 March 31 Dec. 31
                         1998    1997     1997    1997     1997    1996

Net income               $2,775 $2,417   $  828  $1,876  $1,269 $1,215
Minority interest         2,172  2,451      423     802     572    271
Extraordinary item            -  1,037        -       -       -      -
Depreciation from
  real property           4,038  3,715    2,654   2,389   2,305  2,241
Depreciation from real
  property from
  unconsolidated entities   196    168       76      76       4    183
(Gain)  Loss from sale of
  property                    -  ( 872)   2,155       -       -      -

FFO                      $9,181  $8,916  $6,136  $5,143  $4,150 $3,910
Weighted average common shares/
  units outstanding
  - Basic              17,303.6 15,215.0 10,827.1 10,139.1 9,254.7 7,168.4

  - Diluted            17,501.1 15,417.7 10,950.1 10,229.5 9,397.6 7,223.9

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

DECLARATION OF DIVIDEND

On May 5, 1998, the Board of Directors approved a dividend of $.45 per share for the period from October 1, 1997 to December 31, 1997. This is the equivalent of an annual distribution of $1.80 per share. The dividend is payable May 27, 1998 to shareholders of record on May 15, 1998.

SUBSEQUENT EVENTS

On April 30, 1998, the Company acquired 1,589 apartment units plus 6.8 acres of vacant land in 4 communities located in Baltimore, Maryland and its suburbs. The total purchase price and closing costs of $53.7 million included the assumption of existing debt of approximately $8.8 million plus the issuance of UPREIT units valued at approximately $21.4 million, new mortgage financing in the amount of $20.6 million, plus cash of $2.9 million. The Company paid $.5 million in prepayment penalties at closing, which will be expensed during the second quarter.

OTHER INCOME

Other income for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                    1998   1997

Management fees                    $271    $116
Development fees                    171     353
Other                                29      15
Management Companies              ( 208)     78

                                   $263    $562

Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 99% of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                   1998      1997

Management fees                    $793      $738
Development fees                    954       519
Miscellaneous                        26        25
General and administrative       (1,789)   (1,106)
Interest expense                 (  130)   (   59)
Other expenses                   (   64)   (   38)

Net income                       ($ 210)   $   79

Company's share                  ($ 208)   $   78

                          PART II - OTHER INFORMATION

                       HOME PROPERTIES OF NEW YORK, INC.



ITEM 6.  EXHIBITS AND REPORTS OR FORM 8-K

(a)  Exhibits:  There are no exhibits which  are filed with, or incorporated by reference, to this report.

(b)  Reports or Form 8-K:

     -- Form 8-K was filed on April 15, 1998, date of report April 13, 1998, with respect to an item 5 disclosure concerning an agreement with a major institutional investor to purchase $35,000,000 of common shares, before expenses.

     -- Form 8-K was filed on March 26, 1998, date of report March 24, 1998, with respect to an item 5 disclosure concerning an underwriting agreement with Wheat First Securities, Inc. to purchase $9,500,000 of common shares, before expenses.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOME  PROPERTIES  OF NEW YORK, INC.
(Registrant)

                                 Date:                 MAY 15, 1998

                                 By:      /S/ DAVID P. GARDNER
                                          David P. Gardner
                                          Vice President
                                          Chief Financial Officer and Treasurer


                                  Date:               MAY 15, 1998

                                  By:      /S/ NORMAN LEENHOUTS
                                           Norman Leenhouts
                                           Chairman and Co-Chief
                                           Executive Officer