Form 10-Q
period 1998-06-30
HOME PROPERTIES OF NEW YORK INC
filed 1998-08-14
CIK 923118

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                FORM 10-Q

     (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                   OR

          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               COMMISSION FILE NUMBER 1-13136

                 HOME PROPERTIES OF NEW YORK, INC.
      (Exact name of registrant as specified in its charter)

                    MARYLAND                                 16-1455126
         (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                Identification Number)


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

                            YES    X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS OF COMMON STOCK             OUTSTANDING AT JULY 31, 1998
                 $.01 par value                          15,779,038

                      PART I - FINANCIAL INFORMATION
                      ITEM 1.  FINANCIAL STATEMENTS

                     HOME PROPERTIES OF NEW YORK, INC.

                        CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 1998 AND DECEMBER 31, 1997
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           1998                        1997
                                                                         (UNAUDITED)                 (NOTE 1)
ASSETS
Real estate:
   Land                                                                   $  90,097                    $ 62,640
   Buildings, improvements and equipment                                    593,842                     462,488
                                                                            683,939                     525,128
   Less:  accumulated depreciation                                       (  55,375)                   ( 46,531)
Real estate, net                                                            628,564                     478,597
Cash and cash equivalents                                                    88,101                       3,809
Cash in escrows                                                              11,958                      10,211
Accounts receivable                                                           3,813                       3,531
Prepaid expenses                                                              4,239                       5,305
Deposits                                                                      3,535                         605
Investments in and advances to affiliates                                    30,841                      35,585
Deferred financing costs                                                      1,381                       1,637
Other assets                                                                  9,203                       4,543
   Total assets                                                            $781,635                    $543,823
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                     $257,563                    $210,096
Line of credit                                                                    -                       8,750
Accounts payable                                                              5,113                       5,082
Accrued interest payable                                                        686                       1,077
Accrued expenses and other liabilities                                        3,595                       4,374
Security deposits                                                             7,573                       6,165
   Total liabilities                                                        274,530                     235,544
Minority interest                                                           185,840                     156,847
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
   shares authorized; no shares issued                                            -                           -
   Common stock, $.01 par value; 50,000,000
   shares authorized; 15,580,677 and 9,317,556 shares
   issued and outstanding at June 30, 1998 and
   December 31, 1997, respectively                                              156                          93
   Excess stock, $.01 par value; 10,000,000
   shares authorized; no shares issued                                            -                           -
   Additional paid-in capital                                               348,472                     176,021
   Distributions in excess of accumulated earnings                       (   22,454)                 (   19,700)
   Treasury stock, at cost, 20,000 shares                                (       426)                (       426)
   Officer and director notes for stock purchases                        (     4,483)                (     4,556)
   Total stockholders' equity                                               321,265                     151,432
   Total liabilities and stockholders' equity                              $781,635                    $543,823

The accompanying notes are an integral part of these consolidated financial statements.

                    HOME PROPERTIES OF NEW YORK, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
       (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             1998                       1997
Revenues:
   Rental income                                                      $    54,464                 $   26,107
   Property other income                                                    1,346                        795
   Interest income                                                          2,161                        595
   Other income                                                             1,114                        809
   Total revenues                                                          59,085                     28,306
Expenses:
   Operating and maintenance                                               25,637                     13,513
   General and administrative                                               2,544                        792
   Interest                                                                 9,087                      4,725
   Depreciation and amortization                                            8,899                      4,757
   Total expenses                                                          46,167                     23,787
Income before minority interest and extraordinary item                     12,918                      4,519
Minority interest                                                           5,469                      1,374
Income before extraordinary item                                            7,449                      3,145
Extraordinary item, prepayment penalties, net of $205
   allocated to minority interest                                           (290)                          -
Net income                                                                $ 7,159                    $ 3,145
Basic earnings per share data:
   Income before extraordinary item                                          $.67                     $.47
   Extraordinary item                                                        (.03)                       -
    Net income                                                               $.64                     $.47
Diluted earnings per share data:
   Income before extraordinary item                                          $.66                     $.46
   Extraordinary item                                                        (.03)                       -
    Net income                                                               $.63                     $.46
Weighted average number of shares outstanding:
   Basic                                                               11,108,109                  6,708,489
    Diluted                                                            11,297,673                  6,826,562

The accompanying notes are an integral part of these consolidated financial statements.

                    HOME PROPERTIES OF NEW YORK, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
       (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             1998                       1997
Revenues:
   Rental income                                                      $    29,370                 $   13,528
   Property other income                                                      844                        359
   Interest income                                                          1,247                        330
   Other income                                                               851                        247
   Total revenues                                                          32,312                     14,464
Expenses:
   Operating and maintenance                                               13,497                      6,583
   General and administrative                                               1,335                        413
   Interest                                                                 4,689                      2,371
   Depreciation and amortization                                            4,820                     2,419
   Total expenses                                                          24,341                     11,786
Income before minority interest and extraordinary item                      7,971                      2,678
Minority interest                                                           3,297                        802
Income before extraordinary item                                            4,674                      1,876
Extraordinary item, prepayment penalties, net of $205
   allocated to minority interest                                           (290)                          -
Net income                                                                $ 4,384                    $ 1,876
Basic earnings per share data:
   Income before extraordinary item                                          $.37                     $.27
   Extraordinary item                                                        (.02)                       -
    Net income                                                               $.35                     $.27
Diluted earnings per share data:
   Income before extraordinary item                                          $.37                     $.26
   Extraordinary item                                                        (.02)                       -
    Net income                                                               $.35                     $.26
Weighted average number of shares outstanding:
   Basic                                                               12,497,802                  7,034,910
    Diluted                                                            12,686,401                  7,125,302

The accompanying notes are an integral part of these consolidated financial statements.

                    HOME PROPERTIES OF NEW YORK, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (UNAUDITED, IN THOUSANDS)

                                                                                1998                        1997
Cash flows from operating activities:
   Net income                                                               $  7,159                     $ 3,145
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in income of HP Management and Conifer Realty                    (     20)                         115
   Income allocated to minority interest                                       5,469                       1,374
   Extraordinary item allocated to minority interest                       (    205)                           -
   Depreciation and amortization                                               9,228                       5,187
   Changes in assets and liabilities:
   Other assets                                                            (  2,557)                    ( 1,137)
   Accounts payable and accrued liabilities                                      269                         333
     Total adjustments                                                        12,184                       5,872
     Net cash provided by operating activities                                19,343                       9,017
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed                   ( 60,875)                    (18,233)
   Additions to properties                                                 ( 15,636)                    ( 6,465)
   Deposits on property                                                    (  2,930)                           -
   Advances to affiliates                                                  ( 13,251)                    (14,465)
   Payments on advances to affiliates                                         18,016                       5,519
      Net cash used in investing activities                                ( 74,676)                    (33,644)
Cash flows from financing activities:
   Proceeds from sale of common stock                                        156,054                      22,406
   Purchase of treasury stock                                                      -                    (   426)
   Proceeds from mortgage and other notes payable                             28,600                           -
   Payments of mortgage and other notes payable                            ( 18,209)                    ( 1,529)
   Proceeds from line of credit                                               33,000                      36,100
   Payments on line of credit                                              ( 41,750)                    (23,195)
   Additions to deferred loan costs                                        (     73)                        (80)
   Additions to cash escrows                                               (  1,747)                    ( 1,381)
   Dividends and distributions paid                                        ( 16,250)                    ( 7,581)
     Net cash provided by financing activities                               139,625                      24,314
Net increase (decrease) in cash                                               84,292                    (   313)
Cash and cash equivalents:
   Beginning of period                                                         3,809                       1,523
   End of period                                                            $ 88,101                     $ 1,210
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                   $  9,149                     $ 4,447


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

2.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of June 30, 1998, the Company operated 234 apartment communities with 26,855 apartments. Of this total, the Company owned 72 communities, consisting of 17,775 apartments, managed as general partner 6,232 apartments and fee managed 2,848 apartments for affiliates and third parties. The
     Company also fee manages 1.7 million square feet of office and retail properties.

     BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Company and its 63.4% (69.2% at June 30, 1997) general partnership interest in the Operating Partnership. The remaining 36.6% (30.8% at June 30, 1997) is reflected as Minority Interest in these consolidated financial statements.

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

                    HOME PROPERTIES OF NEW YORK, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
       (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



3.   EARNINGS PER COMMON SHARE CONT'D

     Net income is the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the six and three months ended June 30, 1998 and 1997 is as follows:


                                                                          SIX MONTHS                        THREE MONTHS
                                                                      1998               1997               1998               1997
            Basic weighted average number
               of shares outstanding                            11,108,109          6,708,489         12,497,802          7,034,910
            Effect of dilutive stock options                       189,564            118,073            188,599             90,392
            Diluted weighted average
               number of shares outstanding
                                                                11,297,673          6,826,562         12,686,401          7,125,302

                 HOME PROPERTIES OF NEW YORK, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.   PRO FORMA FINANCIAL INFORMATION
                               Pro Forma Combined Statement of Operations
                                   FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                                                                           Home
                                                                                     Properties         Pro Forma           Company
                                                                                     HISTORICAL        ADJUSTMENT         PRO FORMA
           Revenue:
                Rental income                                                   $54,464            $6,695         $    61,159
                Property other income                                             1,346               251               1,597
                Interest income                                                   2,161                 -               2,161
                Other income                                                      1,114                 -               1,114
           Total Revenues                                                        59,085             6,946              66,031
           Expenses:
                Operating and Maintenance                                        25,637             3,024              28,661
                General and administrative                                        2,544                91               2,635
                Interest                                                          9,087             2,068              11,155
                Depreciation and amortization                                     8,899             1,027               9,926
           Total Expenses                                                        46,167             6,210              52,377
           Income before minority interest and extraordinary
             item                                                               $12,918            $  736              13,654
           Minority Interest                                                                                            6,122
           Income before extraordinary item                                                                             7,532
           Extraordinary item, net                                                                                      (273)
           Net income                                                                                                  $7,259
           Net income per common share - Basic                                                                        $0.65
                                       - Diluted                                                                      $0.64
           Weighted average number of
                shares outstanding - Basic                                                                         11,108,109
                                   - Diluted                                                                       11,297,673


     The pro forma information was prepared as if the transactions related to the acquisition of Candlewood Apartments (on January 9, 1998, 310 units for $13,350), Cedar Glen Apartments (on March 2,
     1998, 110 units for $2,600), Park Shirlington Apartments and Braddock Lee Apartments (on March 13, 1998, 548 units for $26,401), Apple Hill Apartments (onMarch 27, 1998, 498 units for $23,500), Siegel Portfolio (on April 30, 1998, 1,589 units for
                      $53,700) and Colonies Apartments (on June 24, 1998, 672 units for $23,000) had occurred on January 1, 1998.

     Adjustments to the pro forma combined statements of operations for the six months ended June 30, 1998, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 1998 to the acquisition date.

                      HOME PROPERTIES OF NEW YORK, INC.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of June 30, 1998 and 1997 and for the six-month and three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the communities, acquisition of additional communities, property development and scheduled debt maturities.

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

The Company has an unsecured line of credit from Chase Manhattan Bank of $50 million with 100% available at June 30, 1998. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured line of credit expires on September 4, 1999, with a one year extension at the Company's option. As of July 31, 1998, the Company had established a $25 million standby facility provided by CIBC Oppenheimer (all drawn down) and a $50 million supplemental unsecured revolving credit facility with M&T Bank under terms consistent with its existing revolving credit facility. All credit facilities totaled $125 million with $45.5 million available. The recent debt proceeds were used to finance property acquisitions in excess of $158 million during July, 1998.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured lines of credit, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of June 30, 1998, the Company owned twenty-four properties with 4,962 apartment units, which were unencumbered by debt.

At December 31, 1997, $59 million remained available under the Company's existing Form S-3 Registration Statement. On May 14, 1998, the Company filed a Form S-3 Registration Statement relating to the issuance of up to $400 million of unsecured debt, preferred stock or other equity securities. During the first six months of 1998, additional shares of common stock were issued under the shelf registrations as follows: $10.5 million during March from participating in a Unit Investment Trust; $35 million in April in a direct placement to a major institutional investor; $27 million in May from participating in a Unit Investment Trust; and $50 million in June from the Company's first public offering since its initial public offering in 1994. The net proceeds from these transactions were used by the Company to fund acquisitions, to repay borrowings outstanding under its line of credit and for general corporate purposes. These stock offerings contributed to the cash balance in excess of $80 million at June 30, 1998. This cash, plus borrowings from the credit facilities described above, were used to finance acquisitions in excess of $158 million during July, 1998.

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1997, 5,636 apartment units in four separate transactions were acquired for a total cost of $195 million using UPREIT Units valued in excess of $106 million, with the balance paid in cash or assumed debt. During 1998, 2,447 apartment units in three separate transactions were acquired for a total cost of $94 million using UPREIT Units valued in excess of $45 million, with the balance paid in cash or assumed debt.

In addition, over $36 million was raised during 1997 through the Company's DRIP, including over $4.5 million from officers and directors financed partially by a Company loan of $2.3 million. An additional $35 million has been raised through the DRIP program during the first six months of 1998.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During June 1997, the Company repurchased 20,000 shares at a cost of $.426 million.

As of June 30, 1998, the weighted average rate of interest on mortgage debt is 7.7% with staggered maturities averaging nearly eight years. All of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition. As of July 31, 1998, variable rate debt represents 23% of total debt outstanding.

The following table sets forth information regarding the mortgage indebtedness at June 30, 1998.

                                                                                                     Principal
                                                         Interest                                    Balance as of
                                                         Rate as of             Maturity             June 30, 1998
COMMUNITIES                   LOCATION                   JUNE 30, 1998          DATE                 (000'S)
FIXED RATE
Landon Court                  Philadelphia, PA           7.75%                  11/01/98                  1,181
Williamstowne Village         Buffalo, NY                2.50%                  12/31/99                     20
Westminster                   Syracuse, NY               7.22%                  09/01/00                  3,207
Perinton and Riverton         Rochester, NY              6.75% (1)              09/01/00                 11,919
Executive House               Philadelphia, PA           8.50%                  06/01/01                  2,539
Harmark Village Square        Philadelphia, PA           8.50%                  06/01/01                  2,857
Karen Court                   Philadelphia, PA           8.00%                  09/01/01                  1,299
Patricia Court                Philadelphia, PA           8.00%                  09/01/01                  1,709
Springwood                    Philadelphia, PA           8.50%                  11/01/01                  1,496
Valley View                   Philadelphia, PA           8.50%                  11/01/01                  3,390
Royal Gardens                 Piscataway, NJ             7.66%                  08/01/02                 11,769
Williamstowne Village         Buffalo, NY                7.37% (2)              10/27/02                  9,798
Brook Hill                    Rochester, NY              7.75%                  11/01/02                  4,902
Garden Village                Buffalo, NY                7.75%                  11/01/02                  4,614
1600 Elmwood                  Rochester, NY              7.75%                  11/01/02                  5,383
Village Green                 Syracuse, NY               7.75%                  11/01/02                  4,806
Chesterfield                  Philadelphia, PA           8.25%                  01/01/03                  6,765
Curren Terrace                Philadelphia, PA           8.355%                 11/01/03                  9,654
Fairview Heights              Ithaca, NY                 7.71% (3)              11/01/03                  3,979
Finger Lakes Manor            Rochester, NY              7.71% (3)              11/01/03                  3,979
Glen Manor                    Philadelphia, PA           8.125%                 05/01/04                  3,723
Colonies                      Chicago, IL                8.875%                 05/01/04                 12,642
Springcreek/Meadow            Rochester, NY              7.63% (4)              08/01/04                  3,178
Idylwood                      Buffalo, NY                8.625%                 11/01/05                  9,349
Mid Island Estates            Bay Shore, NY              7.25% (5)              05/01/06                  6,675
Newcastle                     Rochester, NY              6.00% (6)              07/31/06                  6,150
Country Village               Baltimore, MD              8.385%                 08/01/06                  6,695
Raintree Island               Buffalo, NY                8.50%                  11/01/06                  6,448
Woodgate Place                Rochester, NY              7.865%                 01/01/07                  3,454
Strawberry Hill               Baltimore, MD              8.255%                 05/01/07                  2,080
Valley Park South             Bethlehem, PA              6.93%                  01/01/08                 10,124
Hamlet Court                  Rochester, NY              7.11%                  02/01/08                  1,803
Candlewood                    South Bend, ID             7.02%                  03/01/08                  7,970
Ten Communities               Detroit, MI                7.51%                  06/01/08                 49,653
Conifer Village               Syracuse, NY               7.20%                  06/01/10                  2,765
Morningside/Carriage Hill     Baltimore, MD              6.99%                  05/01/13                 20,575
Harborside Manor              Syracuse, NY               8.92%                  04/01/14                  3,353
Village Green
     (Fairways)               Syracuse, NY               8.23%                  10/01/19                  4,469
Raintree Island               Buffalo, NY                8.50%                  05/01/20                  1,191
                                                                                                        257,563

                                                             Interest                           Balance as of
                                                           Rate as of          Maturity         June 30, 1998
COMMUNITIES             LOCATION                        JUNE 30, 1998              DATE               (000'S)
LINE OF CREDIT
Unsecured               N/A                        30 day LIBOR+1.25%         On Demand                     -
                                                                                                     $257,563


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

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO THE SAME PERIOD IN 1997

The Company had 27 apartment communities with 6,552 units and one small ancillary convenience shopping area which were owned during both of the six and three month periods being presented (the "Core Properties"). The Company has acquired an additional 45 apartment communities with 11,223 units during 1997 and 1998 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for six and three months ended June 30, 1998.

A summary of the Core Property net operating income is as follows:

                                                   SIX MONTHS                                       THREE MONTHS
                              1998                1997             %CHANGE            1998               1997         % CHANGE
Rent                  $23,013,000         $22,467,000             3.2%         $11,546,000        $11,359,000           1.6%
Property other
 income                   785,000             670,000            16.8%             409,000            348,000          17.5%
Total income           23,798,000          23,137,000             3.6%          11,955,000         11,707,000           2.1%
Operating and
 Maintenance          (11,260,000)        (11,814,000)            6.2%         ( 5,455,000)       ( 5,626,000)          3.0%
Net operating
 income               $12,538,000         $11,323,000            15.2%          $6,500,000         $6,081,000           6.9%


Of the $28,357,000 increase in rental income, $27,811,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 2.7% in weighted average rental rates, offset by a decrease in occupancy from 94.0% to 93.7%.

Of the $551,000 increase in property other income, $680,000 is attributable to the Acquired Communities, with $115,000 representing a 17% increase for the Core Properties. This increase reflects bringing more laundry "in-house" versus contracting out. The balance, a $244,000 decrease, is from the Company's share of income/loss from various general partnership interests.

Interest income increased $1,566,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships.

Other income increased by $305,000 due primarily to the acquisition of additional management contracts and a higher pace of development fee activity.

Of the $12,124,000 increase in operating and maintenance expenses, $12,678,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 4.7% decrease over 1997. The major areas of decrease in the Core Properties occurred in utilities and snow removal costs. Our extreme mild 1998 weather, combined with normal gas rates (compared to very high rates in 1997) resulted in a positive variance in utilities of $606,000, or 23.8%, and $53,000, or 12.6% in snow removal costs.

General and administrative expense increased in 1998 by $1,752,000, or 221% during a period when the Company more than doubled the number of owned apartment units. General and administrative expenses as a percentage of total revenues increased from 2.8% in 1997 to 4.3% in 1998. The biggest reason for this percentage growth is a result of the Company's incentive compensation plan which rewards exceptional FFO growth per share. The extraordinary growth during the first six months of 1998 resulted in a $322,000 bonus accrual this year compared to a $12,000 bonus accrual in the first six months of 1997. In addition, the Company recorded a $73,000 non-recurring expense related to doing business in the State of Pennsylvania.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THE SAME PERIOD IN 1997

Of the $15,842,000 increase in rental income, $15,655,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 3.0% in weighted average rental rates, offset by a decrease in occupancy from 94.9% to 93.7%.

Of the $485,000 increase in property other income, $419,000 is attributable to the Acquired Communities. In addition, the Core Properties increased 18%, or $61,000 reflecting bringing more laundry "in-house" versus contracting out.

Other income increased by $604,000, due primarily to the acquisition of additional management contracts and a higher pace of development fee activity.

Of the $6,914,000 increase in operating and maintenance expenses, $7,085,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 3.0% decrease over 1997. The major area of decrease in the Core Properties continues to be in the area of utility costs.

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

The calculation of funds from operations for the previous six quarters are presented below:

                                                           June 30     March 31      Dec. 31     Sept. 30      June 30     March 31
                                                              1998         1998         1997         1997         1997         1997
Net income                                                  $4,384       $2,775       $2,417        $ 828       $1,876       $1,269
Minority interest                                            3,297        2,172        2,451          423          802          572
Extraordinary item                                             290            -        1,037            -            -            -
Depreciation from real property                              4,770        4,038        3,715        2,654        2,389        2,305
Depreciation from real property from
     unconsolidated entities                                    72          196          168           76           76            4
(Gain) Loss from sale of property                                -            -      (  872)        2,155            -            -
FFO                                                        $12,813       $9,181       $8,916       $6,136       $5,143       $4,150
Weighted average common shares/units outstanding:
               - Basic                                    21,312.3     17,303.6     15,215.0     10,827.1     10,139.1      9,254.7
               - Diluted                                  21,500.9     17,501.1     15,417.7     10,950.1     10,229.5      9,397.6


All REITs may not be using the strict White Paper definition for new FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

IMPACT OF THE YEAR-2000 ON SYSTEM PROCESSING

The Company has undertaken a formal evaluation of all its date-sensitive computer systems and operations to ensure it will not be adversely impacted by Year-2000 software failures. The Company has addressed this issue with key vendors who have confirmed current compliance. Management's assessment of the Year-2000 issue is that it will not have a material impact on the Company's business operations, liquidity, financial position, or results of operations.

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

DECLARATION OF DIVIDEND

On August 4, 1998, the Board of Directors approved a dividend of $.45 per share for the period from April 1, 1998 to June 30, 1998. This is the equivalent of an annual distribution of $1.80 per share. The dividend is payable August 25, 1998 to shareholders of record on August 14, 1998.

SUBSEQUENT EVENTS

Subsequent to June 30, 1998, the Company, in four separate transactions, acquired 4,861 apartment units in 20 communities located throughout the Northeastern quadrant of the United States. The total purchase price of $201.2 million included the assumption of existing debt of approximately $18.9 million, issuance of UPREIT units valued at approximately $14.1 million, plus cash of $168.2 million (including line of credit sources totaling $79.5 million).

OTHER INCOME

Other income for the six and three months ended June 30, 1998 and 1997 is summarized as follows:

                                                  SIX MONTHS                  THREE MONTHS
                                          1998            1997            1998           1997
Management fees                       $  605           $248            $334           $132
Development fees                        387             606             216            253
Other                                   101              70              72             54
Management Companies                      21          (115)             229          (192)
                                      $1,114           $809            $851           $247

Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 99% of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the six and three months ended June 30, 1998 and 1997 is summarized as follows:

                                                SIX MONTHS                 THREE MONTHS
                                        1998            1997           1998           1997
Management fees                    $1,588          $1,432         $  795         $  694
Development fees                    2,169             924          1,215            405
Miscellaneous                          49              45             23             20
General and administrative         (3,342)         (2,304)        (1,553)        (1,198)
Interest expense                   (  297)         (  132)          (167)           (73)
Other expenses                       (146)         (   81)           (82)           (42)
Net income                         $   21          ($ 116)          $231          ($194)
Company's share                    $   21          ($ 115)          $229          ($192)

                       PART II - OTHER INFORMATION

                    HOME PROPERTIES OF NEW YORK, INC.



ITEM 6.  EXHIBITS AND REPORTS OR FORM 8-K

(a)  Exhibits:

     EXHIBIT   DESCRIPTION

     4.1 Home Properties of New York, Inc. Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

     10.1 Credit Agreement dated as of July 6, 1998 among Home Properties of New York, L.P. and Manufacturers and Traders Trust Company.

(b)  Reports or Form 8-K:

     -- Form 8-K was filed on May 22, 1998, date of report March 30, 1998 with respect to various item 5 disclosures including: entering into an agreement to acquire one apartment community in Rochester, New York for $10.5 million; the closing of the acquisition of four apartment communities in Baltimore, Maryland in one transaction totaling $50.8 million; and certain approvals at the annual shareholders meeting of proposals contained in the Company's proxy statement. In addition, item 7 disclosures containing financial statements on the two above referenced acquisition transactions were presented.

     -- Form 8-K was filed on May 22, 1998, date of report May 15, 1998 with respect to an item 5 disclosure concerning entering into agreements to purchase 17 apartment communities for $155 million and disclosure concerning an accepted commitment letter from CIBC, Inc. for a $155 million loan that could be used to finance the above referenced portfolio.

     -- Form 8-K was filed on June 2, 1998, date of report March 17, 1998, with respect to item 5 and 7 disclosures concerning entering into an agreement to acquire an apartment community for a price of $22.8 million.

     -- Form 8-K was filed on June 4, 1998, date of report May 27, 1998, with respect to an item 5 disclosure concerning an underwriting agreement with PaineWebber, Inc. to purchase $27.4 million of common shares, before expenses.

     -- Form 8-K was filed on June 19, 1998, date of report June 15, 1998, with respect to an item 5 disclosure concerning an underwriting agreement with PaineWebber, Inc., BancAmerica Robertson Stephens, CIBC Oppenheimer Corp., Smith Barney, Inc. and Wheat First Union to purchase $47.8 million of common shares, net of underwriting discount but before expenses.

     -- Form 8-K was filed on July 13, 1998, date of report July 7, 1998 with respect to two item 5 disclosures including: closing on a $50 million supplemental unsecured revolving credit facility; and closing on the previously announced acquisition of 17 apartment communities for $155 million.

     -- Form 8-K was filed on August 6, 1998, date of report May 28, 1998, with respect to item 5 and 7 disclosures concerning the closing on an apartment community for $24.6 million as well as providing financial statement information.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     HOME PROPERTIES OF NEW YORK, INC.
                     (Registrant)


                     Date:  AUGUST 14, 1998

                     By:    /S/ DAVID P. GARDNER
                            David P. Gardner
                            Vice President
                            Chief Financial Officer and Treasurer


                     Date:  AUGUST 14, 1998

                     By:    /S/ NORMAN LEENHOUTS
                            Norman Leenhouts
                            Chairman and Co-Chief
                            Executive Officer