Form 10-Q
period 1998-09-30
HOME PROPERTIES OF NEW YORK INC
filed 1998-11-16
CIK 923118

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

     (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                               OR

          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission File Number 1-13136

                HOME PROPERTIES OF NEW YORK, INC.
     (Exact name of registrant as specified in its charter)

           MARYLAND                         16-1455126
           ---------                        ----------
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

                        YES    X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of Common Stock       Outstanding at October 31, 1998
     ---------------------       -------------------------------
        $.01 par value                      16,854,165

                 PART I - FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      1998          1997
                                                               (Unaudited)       (Note1)
                                                               -----------   -----------
ASSETS
Real estate:
     Land                                                         $119,218      $ 62,640
     Buildings, improvements and equipment                         809,018       462,488
                                                                  --------      --------
                                                                   928,236       525,128
     Less:  accumulated depreciation                               (61,390)      (46,531)
                                                                  --------      --------
Real estate, net                                                   866,846       478,597

Cash and cash equivalents                                            6,949         3,809
Cash in escrows                                                     17,193        10,211
Accounts receivable                                                  5,176         3,531
Prepaid expenses                                                     8,838         5,305
Deposits                                                               110           605
Investments in and advances to affiliates                           60,546        35,585
Deferred financing costs                                             2,540         1,637
Other assets                                                         9,471         4,543
                                                                  --------      --------
     Total assets                                                 $977,669      $543,823
                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                            $389,402      $210,096
Line of credit                                                      16,300         8,750
Accounts payable                                                     7,999         5,082
Accrued interest payable                                             2,211         1,077
Accrued expenses and other liabilities                               4,380         4,374
Security deposits                                                   11,336         6,165
                                                                  --------      --------
     Total liabilities                                             431,628       235,544
                                                                  --------      --------

Minority interest                                                  205,107       156,847
                                                                  --------      --------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000
          shares authorized; no shares issued                            -             -
     Common stock, $.01 par value; 50,000,000
          shares authorized; 16,512,560 and 9,317,556 shares
          issued and outstanding at September 30, 1998 and
          December 31, 1997, respectively                              166            93
     Excess stock, $.01 par value; 10,000,000
          shares authorized; no shares issued                            -             -
     Additional paid-in capital                                    376,197       176,021
     Distributions in excess of accumulated earnings              ( 23,644)     ( 19,700)
     Treasury stock, at cost, 79,600 shares                       (  1,863)     (    426)
     Officer and director notes for stock purchases               (  9,922)     (  4,556)
                                                                  --------      --------
     Total stockholders' equity                                    340,934       151,432
                                                                  --------      --------
     Total liabilities and stockholders' equity                   $977,669      $543,823
                                                                  --------      --------


The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              1998       1997
                                                          --------   --------
Revenues:

     Rental income                                        $ 94,196    $41,486
     Property other income                                   2,497      1,223
     Interest income                                         3,623      1,270
     Other income                                            1,927      1,128
                                                          --------   --------
          Total revenues                                   102,243     45,107
                                                          --------   --------
Expenses:

     Operating and maintenance                              43,479     20,692
     General and administrative                              4,527      1,306
     Interest                                               16,347      7,737
     Depreciation and amortization                          14,949      7,447
                                                          --------   --------
          Total expenses                                    79,302     37,182
                                                          --------   --------
Income before loss on disposition of property,
  minority interest and extraordinary item                  22,941      7,925
Loss on disposition of property                                  -      2,155
                                                          --------   --------
Income before minority interest and extraordinary item      22,941      5,770
Minority interest                                            9,195      1,797
                                                          --------   --------
Income before extraordinary item                            13,746      3,973
Extraordinary item, prepayment penalties, net of $298
     allocated to minority interest                           (446)         -
                                                          --------   --------
Net income                                                $ 13,300   $  3,973
                                                          ========   ========
Basic earnings per share data:
     Income before extraordinary item                        $1.08       $.57
     Extraordinary item                                      (.04)          -
                                                          --------   --------
     Net income                                              $1.04       $.57
                                                          ========   ========
Diluted earnings per share data:
     Income before extraordinary item                        $1.06       $.56
     Extraordinary item                                      (.03)          -
                                                          --------   --------
     Net income                                              $1.03       $.56
                                                          ========   ========
Weighted average number of shares outstanding:
     Basic                                              12,785,427  6,916,434
                                                        ==========  =========
     Diluted                                            12,951,135  7,036,160
                                                        ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              1998       1997
                                                           -------    -------
Revenues:

     Rental income                                         $39,732    $15,379
     Property other income                                   1,151        428
     Interest income                                         1,462        675
     Other income                                              813        319
          Total revenues                                    43,158     16,801
                                                           -------    -------
Expenses:

     Operating and maintenance                              17,842      7,179
     General and administrative                              1,983        514
     Interest                                                7,260      3,012
     Depreciation and amortization                           6,050      2,690
                                                           -------    -------
          Total expenses                                    33,135     13,395
                                                           -------    -------
Income before loss on disposition of property,
  minority interest and extraordinary item                  10,023      3,406
Loss on disposition of property                                  -      2,155
                                                           -------    -------
Income before minority interest and extraordinary item      10,023      1,251
Minority interest                                            3,726        423
                                                           -------    -------
Income before extraordinary item                             6,297        828
Extraordinary item, prepayment penalties, net of $93
     allocated to minority interest                          (156)          -
                                                           -------    -------
Net income                                                 $ 6,141    $   828
                                                           -------    -------
Basic earnings per share data:
     Income before extraordinary item                         $.39       $.11
     Extraordinary item                                      (.01)          -
                                                              ----       ----
     Net income                                               $.38       $.11
                                                              ====       ====
Diluted earnings per share data:
     Income before extraordinary item                         $.39       $.11
     Extraordinary item                                      (.01)          -
                                                              ----       ----
     Net income                                               $.38       $.11
                                                              ====       ====
Weighted average number of shares outstanding:
     Basic                                              16,085,368  7,325,543
                                                        ==========  =========
     Diluted                                            16,228,512  7,448,560
                                                        ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (UNAUDITED, IN THOUSANDS)

                                                                   1998          1997
                                                               --------       -------
Cash flows from operating activities:
     Net income                                                $ 13,300       $ 3,145
                                                               --------       -------
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in income of HP Management and Conifer Realty      (    226)          115
     Income allocated to minority interest                        9,195         1,374
     Extraordinary item allocated to minority interest         (    298)            -
     Depreciation and amortization                               15,824         5,187
     Changes in assets and liabilities:
          Other assets                                         (  8,819)      ( 1,137)
          Accounts payable and accrued liabilities                9,228           333
                                                               --------       -------
               Total adjustments                                 24,904         5,872
                                                               --------       -------
               Net cash provided by operating activities         38,204         9,017
                                                               --------       -------
Cash flows used in investing activities:
     Purchase of properties, net of mortgage notes assumed     (225,259)      (18,233)
     Additions to properties                                   ( 26,604)      ( 6,465)
     Deposits on property                                           495             -
     Advances to affiliates                                    ( 47,273)      (14,465)
     Payments on advances to affiliates                          22,538         5,519
                                                               --------       -------
               Net cash used in investing activities           (276,103)      (33,644)
                                                               --------       -------
Cash flows from financing activities:
     Proceeds from sale of common stock                         173,862        22,406
     Purchase of treasury stock                                (  1,437)      (   426)
     Proceeds from mortgage and other notes payable             128,600             -
     Payments of mortgage and other notes payable              ( 31,196)      ( 1,529)
     Proceeds from line of credit                               146,300        36,100
     Payments on line of credit                                (138,750)      (23,195)
     Additions to deferred loan costs                          (  1,779)      (    80)
     Additions to cash escrows                                 (  6,982)      ( 1,381)
     Dividends and distributions paid                          ( 27,579)      ( 7,581)
                                                               --------      --------
               Net cash provided by financing activities        241,039        24,314
                                                               --------       -------
Net increase (decrease) in cash                                   3,140       (   313)
Cash and cash equivalents:
     Beginning of period                                          3,809         1,523
                                                               --------       -------
     End of period                                             $  6,949       $ 1,210
                                                               ========       =======
Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $ 15,499       $ 4,447
                                                               ========       =======

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

2.   Organization and Basis of Presentation

     Organization
     Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of September 30, 1998, the Company operated 260 apartment communities with 34,247 apartments. Of this total, the Company owned 97 communities, consisting of 23,936 apartments, managed as general partner 7,479 apartments and fee managed 2,832 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

     Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its 62.4% (65.1% at September 30, 1997) general partnership interest in the Operating Partnership. The remaining 37.6% (34.9% at
     September 30, 1997) is reflected as Minority Interest in these consolidated financial statements. For financing purposes the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnerhsip is owned
     99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiry (QRS) of Home Properties of New York, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

                HOME PROPERTIES OF NEW YORK, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



3.   Earnings Per Common Share Cont'd

     Net income is the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the nine and three months ended September 30, 1998 and 1997 is as follows:



                                              Nine Months                Three Months
                                        -----------------------     -----------------------
                                               1998          1997          1998          1997
                                         ----------     ---------    ----------     ---------
     Basic weighted average number
          of shares outstanding          12,785,427     6,916,434    16,085,368     7,325,543
     Effect of dilutive stock options       165,708       119,726       143,144       123,017
                                         ----------     ---------    ----------     ---------
     Diluted weighted average number
          of shares outstanding
                                         12,951,135     7,036,160    16,228,512     7,448,560
                                         ==========     =========    ==========     =========

                HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Pro Forma Financial Information

                                                       Pro Forma Combined Statement of Operations
                                                     For the Nine Months Ended September 30, 1998
                                                     --------------------------------------------
                                                                Home
                                                          Properties      ProForma        Company
                                                          Historical    Adjustment       ProForma
                                                          ----------    ----------     ----------
     Revenue:
          Rental income                                     $ 94,196       $32,311       $126,507
          Property other income                                2,497         1,297          3,794
          Interest income                                      3,623             -          3,623
          Other income                                         1,927             -          1,927
                                                            --------       -------       --------

     Total Revenues                                          102,243        33,608        135,851
                                                            --------       -------       --------

     Expenses:
          Operating and Maintenance                           43,479        14,723         58,202
          General and administrative                           4,527         1,008          5,535
          Interest                                            16,347        10,498         26,845
          Depreciation and amortization                       14,949         4,587         19,536
                                                            --------       -------       --------

     Total Expenses                                           79,302        30,816        110,118
                                                            --------       -------       --------

     Income before minority interest and
       extraordinary item                                   $ 22,941       $ 2,792         25,733
                                                            ========       =======

     Minority Interest                                                                     11,321
                                                                                         --------
     Income before extraordinary item                                                      14,412
     Extraordinary item, net                                                                (266)
                                                                                         --------
     Net income                                                                          $ 14,146
                                                                                         ========
     Net income per common share - Basic                                                    $1.10
                                                                                            =====
                                 - Diluted                                                  $1.09
                                                                                            =====
     Weighted average number of
          shares outstanding - Basic                                                   12,827,574
                                                                                       ==========
                             - Diluted                                                 12,993,282
                                                                                       ==========



  The pro forma information was prepared as if the transactions related to the acquisition of Candlewood Apartments (on January 9, 1998, 310 units for $13,350), Cedar Glen Apartments (on March 2, 1998, 110 units for $2,600), Park Shirlington Apartments and Braddock Lee Apartments (on March 13, 1998, 548
  units for $26,401), Apple Hill Apartments (on     March 27,
  1998, 498 units for $23,500), Siegel Portfolio (on April 30,
  1998, 1,589 units for    $53,700), Colonies Apartments (on
  June 24, 1998, 672 units for $23,000), Racquet Club Apartments (on July 7, 1998, 467 units for $24,550), Kaplen Portfolio (Acquisition Properties on July 7, 1998, 4,002 units for $155,000), Sherry Lake Apartments (on July 23, 1998, 298 units for $18,000), Coventry Village Apartments (on July 31, 1998, 98 units for $3,100), Rolling Park Apartments (on September 15, 1998, 144 units for $6,000), three communities in Dearborn, Michigan (on September 29, 1998, 648 units for $24,100) and The Pines of Perinton (on September 29, 1998, 508 units for $8,200) had occurred on January 1, 1998.

  Adjustments to the pro forma combined statements of operations for the nine months ended September 30, 1998, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January
  1, 1998 to the acquisition date.

                HOME PROPERTIES OF NEW YORK, INC.


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of September 30, 1998 and 1997 and for the nine-month and three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

The Company has an unsecured line of credit from Chase Manhattan Bank of $50 million and a $50 million supplemental unsecured revolving credit facility with M&T Bank, with $83.7 million available at September 30, 1998. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured lines of credit expire on September 4, 1999, with a one year extension at the Company's option.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured lines of credit, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of September 30, 1998, the Company owned twenty-four properties with 4,851 apartment units, which were unencumbered by debt.

At December 31, 1997, $59 million remained available under the Company's existing Form S-3 Registration Statement. On May 14, 1998, the Company filed a Form S-3 Registration Statement relating to the issuance of up to $400 million of unsecured debt, preferred stock or other equity securities. During the first nine months of 1998, additional shares of common stock were issued under the shelf registrations as follows: $10.5 million during March from participating in a Unit Investment Trust; $35 million in April in a direct placement to a major institutional investor; $27 million in May from participating in a Unit Investment Trust; and $52.6 million in June and July from the Company's first public offering since its initial public offering in 1994. The net proceeds from these transactions were used by the Company to fund acquisitions, to repay borrowings outstanding under its lines of credit and for general corporate purposes.

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1997, 5,636 apartment units in four separate transactions were acquired for a total cost of $195 million using UPREIT Units valued in excess of $106 million, with the balance paid in cash or assumed debt. During 1998, 4,512 apartment units in eight separate transactions were acquired for a total cost of $175 million using UPREIT Units valued in excess of $70 million, with the balance paid in cash or assumed debt.

In addition, over $36 million was raised during 1997 through the Company's DRIP, including over $4.5 million from officers and directors financed partially by a Company loan of $2.3 million. An additional $48.5 million has been raised through the DRIP program during the first nine months of 1998, in addition to $6 million loaned to purchased stock pursuant to the Company's Director, Officer and Employee Stock Purchase and Loan Program.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During June 1997, the Company repurchased 20,000 shares at a cost of $.426 million. During September, 1998, the Company repurchased an additional 59,600 shares at a cost of $1.4 million.

As of September 30, 1998, the weighted average rate of interest on mortgage debt is 7.4% with staggered maturities averaging nearly ten years. Most of the debt is fixed rate, with only 4% variable rate debt. This limits the exposure to changes in interest rates, minimizing the affect on results of operations and financial condition.

The following table sets forth information regarding the mortgage indebtedness at September 30, 1998.

                                                                            Principal
                                             Interest                       Balance as of
                                             Rate as of          Maturity   Sept. 30, 1998
Communities                Location          Sept. 30, 1998      Date       (000's)
-----------                --------          --------------      --------   --------------
Fixed Rate
Williamstowne Village      Buffalo, NY       2.50%               12/13/99                12
Westminster                Syracuse, NY      7.22%               09/01/00             3,199
Perinton and Riverton      Rochester, NY     6.75% (1)           09/01/00            11,900
Executive House            Philadelphia, PA  8.50%               06/01/01             2,527
Harmark Village Square     Philadelphia, PA  8.50%               06/01/01             2,843
Springwood                 Philadelphia, PA  8.50%               11/01/01             1,490
Valley View                Philadelphia, PA  8.50%               11/01/01             3,378
Royal Gardens              Piscataway, NJ    7.66%               08/01/02            11,706
Williamstowne Village      Buffalo, NY       7.37% (2)           10/27/02             9,778
Brook Hill                 Rochester, NY     7.75%               11/01/02             4,882
Garden Village             Buffalo, NY       7.75%               11/01/02             4,594
1600 Elmwood               Rochester, NY     7.75%               11/01/02             5,360
Village Green              Syracuse, NY      7.75%               11/01/02             4,786
Chesterfield               Philadelphia, PA  8.25%               01/01/03             6,748
Curren Terrace             Philadelphia, PA  8.355%              11/01/03             9,631
Racquet Club               Philadelphia, PA  7.625%              11/01/03            12,176
Rolling Park               Baltimore, MD     7.875%              11/01/03             2,881
Sherry Lake                Philadelphia, PA  7.875%              01/01/04             6,665
Glen Manor                 Philadelphia, PA  8.125%              05/01/04             3,714
Colonies                   Chicago, IL       8.875%              05/01/04            12,589
Springcreek/Meadows        Rochester, NY     7.63% (4)           08/01/04             3,172
Idylwood                   Buffalo, NY       8.625%              11/01/05             9,327
Carriage Hill              Detroit, MI       7.36%               01/01/06             3,932
Carriage Park              Detroit, MI       7.48%               01/01/06             5,662
Cherry Hill                Detroit, MI       7.99%               01/01/06             4,539
Mid Island Estates         Bay Shore, NY     7.25% (5)           05/01/06             6,675
Newcastle                  Rochester, NY     6.00% (6)           07/31/06             6,150
Country Village            Baltimore, MD     8.385%              08/01/06             6,685
Raintree Island            Buffalo, NY       8.50%               11/01/06             6,424
Woodgate Place             Rochester, NY     7.865%              01/01/07             3,449
Strawberry Hill            Baltimore, MD     8.255%              05/01/07             2,077
Valley Park South          Bethlehem, PA     6.93%               01/01/08            10,106
Hamlet Court               Rochester, NY     7.11%               02/01/08             1,798
Candlewood                 South Bend, ID    7.02%               03/01/08             7,940
Ten Communities            Detroit, MI       7.51%               06/01/08            49,475
Conifer Village            Syracuse, NY      7.20%               06/01/10             2,765
Morningside/Carriage Hill  Baltimore, MD     6.99%               05/01/13            20,497
Multi-property             Various           6.475%              08/31/13           100,000
Harborside Manor           Syracuse, NY      8.92%               04/01/14             3,322
Pines of Perinton          Rochester, NY     8.50%               05/01/18             8,906
Village Green
     (Fairways)            Syracuse, NY      8.23%               10/01/19             4,456
Raintree Island            Buffalo, NY       8.50%               05/01/20             1,186
                                                                                    -------
                                                                                    389,402



                                             Interest                       Balanceasof
                                             Rate as of          Maturity   Sept.30,1998
Communities                Location          Sept. 30, 1998      Date       (000's)
-----------                --------          --------------      --------   ------------
Line of Credit
Unsecured                  N/A               30 day LIBOR+1.25%  On Demand           16,300
                                                                                   --------

                                                                                   $405,702
                                                                                   ========

(1)    Fixed through August 4, 1999, then prime +.5% until maturity.
(2)    Fixed through November 1, 2000, then prime +.5% until maturity.
(3)    Fixed through April 30, 2000, then prime +.5% until maturity.
(4)    Fixed through July 31, 2000, then prime +.5% until maturity.
(5)    7.5% April 1, 1998 through March 31, 2001; then 7.75% until maturity.
(6)    Fixed through July 31, 1999, then variable.

Results of Operations

Comparison of nine months ended September 30, 1998 to the same period in 1997

The Company had 27 apartment communities with 6,552 units and one small ancillary convenience shopping area which were owned during both of the nine and three month periods being presented (the "Core Properties"). The Company has acquired an additional 69 apartment communities with 17,128 units during 1997 and 1998 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the nine and three months ended September 30, 1998.

A summary of the Core Property net operating income is as follows:

                              NineMonths                          ThreeMonths
                             -----------                          -----------
                          1998          1997  %Change          1998          1997  %Change
                          ----          ----  -------          ----          ---- --------

Rent               $34,697,000   $33,948,000     2.2%   $11,684,000   $11,481,000     1.8%
Property other
  income             1,182,000     1,039,000    13.8%       397,000       369,000     7.6%
                   -----------   -----------    -----   -----------   -----------
Total income        35,879,000    34,987,000     2.5%    12,081,000    11,850,000     1.9%
Operating and
  Maintenance      (16,895,000)  (17,293,000)    2.3%    (5,635,000)   (5,479,000)   (2.8%)
                   -----------   -----------    -----   -----------   -----------

Net operating
  income           $18,984,000   $17,694,000     7.3%    $6,446,000   $ 6,371,000     1.2%
                   ===========   ===========    =====   ===========   ===========

Of the $52,710,000 increase in rental income, $51,961,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 2.8% in weighted average rental rates, offset by a decrease in occupancy from 94.4% to 93.9%.

Of the $1,274,000 increase in property other income, $1,356,000 is attributable to the Acquired Communities, with $143,000 representing a 13.8% increase for the Core Properties. This increase reflects bringing more laundry "in-house" versus contracting out. The balance, a $225,000 decrease, is from the Company's share of income/loss from various general partnership interests.

Interest income increased $2,353,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships.

Other income increased by $799,000 due primarily to the acquisition of additional management contracts and a higher pace of development fee activity.

Of the $22,787,000 increase in operating and maintenance expenses, $23,185,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 2.3% decrease over 1997. The major area of decrease in the Core Properties occurred in utility costs. Our extreme mild 1998 weather, combined with normal gas rates (compared to very high rates in 1997) resulted in a positive variance in utilities of $612,000, or 20.5%.

General and administrative expense increased in 1998 by $3,221,000, or 247% during a period when the Company more than doubled the number of owned apartment units. General and administrative expenses as a percentage of total revenues increased from 2.9% in 1997 to 4.4% in 1998. The biggest reason for this percentage growth is a result of the Company's incentive compensation plan which rewards exceptional FFO growth per share. The extraordinary growth during the first nine months of 1998 resulted in a $734,000 bonus accrual this year compared to a $98,000 bonus accrual in the first nine months of 1997. In addition, the Company recorded $105,000 relating to doing business in various new states.

Comparison of three months ended September 30, 1998 to the same period in 1997

Of the $24,353,000 increase in rental income, $24,150,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 2.8% in weighted average rental rates, offset by a decrease in occupancy from 95.2% to 94.2%.

Of the $723,000 increase in property other income, $676,000 is attributable to the Acquired Communities. In addition, the Core
Properties increased 8%, or $28,000 reflecting bringing more laundry "in-house" versus contracting out.

Other income increased by $494,000, due primarily to the acquisition of additional management contracts and a higher pace of development fee activity.

Of the $10,663,000 increase in operating and maintenance expenses, $10,507,000 is attributable to the Acquired
Communities. The balance for the Core Properties represents a 2.8% increase over 1997, primarily as a result of increased personnel expenses.

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

The calculation of funds from operations for the previous six quarters are presented below:

                                Sept.30    June30    March31     Dec.31    Sept.30     June30
                                  1998      1998       1998       1997       1997       1997
                                -------    -------   -------    -------    -------    -------
Net income                       $ 6,141 $ 4,384     $2,775     $2,417     $828      $1,876
Minority interest                  3,726   3,297      2,172      2,451      423         802
Extraordinary item                   156     290        -        1,037        -          -
Non-recurring interest
   amortization                      294       -        -          -          -          -
Depreciation from real
   property                        5,991   4,770      4,038      3,715     2,654      2,389

Depreciation from real
     property from
     unconsolidated entities          72      72        196        168       76         76
(Gain) Loss from sale of
     property                          -       -        -         (872)    2,155          -
                                 -------   -------    ------     ------    ------     ------
FFO                              $16,380  $12,813    $9,181     $8,916    $6,136     $5,143
                                 =======   =======    ======     ======    ======     ======
Weighted average common
shares/units outstanding:
     - Basic                     25,603.7  21,312.3  17,303.6  15,215.0  10,827.1     10,139.1
                                 =======   =======   =======   =======   =======      =======
     - Diluted                   25,746.9  21,500.9  17,501.1  15,417.7  10,950.1     10,229.5
                                 =======   =======   =======   =======   =======      =======


All REITs may not be using the strict White Paper definition for new FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other
REITs.

Impact of the Year-2000 on System Processing


The Year 2000 ("Y2K") problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. As a result, the Y2K problem can affect any system that uses date data, including mainframes, PCs, and embedded microprocessors that control security systems, call-processing systems, building climate systems, elevators, office equipment and even fire alarms.

THE COMPANY'S STATE OF READINESS
The Company began addressing the Y2K issue in September 1997. As such it divided its review into two segments: business critical and mission critical systems. Business critical systems are those with the potential to affect the financial and operational infrastructure of the Company. Mission critical are those systems with a potential to affect the delivery of electricity and natural gas to our residents, commercial tenants and employees and the safety of residents, commercial tenants and employees.

Recognizing that the mission critical systems rely heavily on public service vendors, the Company's focus to date has been on business critical systems under the assumption that market forces and regulatory agencies would encourage and monitor the compliance of the telecommunications, utilities and emergency service industries. The Company will survey all mission critical service providers in March 1999 and develop contingency plans, possibly in coordination with industry organizations, as needed, to minimize the possiblity that the Y2K problem would disrupt the lives of its residents, commercial tenants and employees.

The Company relies exclusively on micro computers (PC's). PC's exist in the corporate office, regional offices and at our communities. The Company is 85% complete with its review and modification of corporate office systems towards Y2K compliance. Outstanding projects include: upgrading the voicemail system, upgrading workstations and installing Y2K compliant modules of our property management and accounting software. Specifically, the software vendor has advised the Company that the property management and payroll software is compliant; the accounts payable and general ledger software are expected to be compliant by December 1998. The Company will continue a dialog with all software service providers so that upgrades can be completed as necessary.

The Company is 35% complete with its review and modification of regional office systems and 20% complete with its review and modification of community based systems. The Company has a full-time employee dedicated to upgrading regional offices and community based systems. Additional information systems employees will assist as needed. Employees participation in this effort is not expected to significantly impact the department's ongoing activities.
The Company anticipates its regional office systems will be tested for compliance by April 1999 and that its community based systems will be tested for compliance by June 1999.

Once all hardware and software components are believed to be Y2K ready, the Company plans to periodically match its systems' inventory against hardware and software component manufacturer upgrade releases to assure that its systems have the most current Y2K upgrades (including any properties acquired).

The ability of the Company to successfully transact monetary exchanges is key to continued successful operation. For this reason, all financial institutions which the Company has a relationship will be identified and queried for Y2K readiness status during the first quarter of 1999. The Company's significant relationships are with regional and national financial institutions which are also subject to the oversight of various federal regulatory agencies for their Y2K compliance.

Delivery of goods and services (i.e., building and elevator access, security systems, HVAC, life safety, etc.) to the Company's communities and offices must continue to be provided without interruption. Beginning January 1999, the Company will survey critical suppliers to determine their Y2K readiness


CONTINGENCY PLANS
Testing will begin in March 1999 to determine the Company's business critical system readiness. Based on testing results, contingency plans may be put in place.

RISKS
Since the Company's major source of income is rental payments under term leases at communities located in different municipalities, the failure of business critical systems at any one community is not expected to have a material adverse effect on the Company's financial condition, results of operations and liquidity. Given the complexity and general uncertainty of the Y2K issues in the gas, electric, telecommunications, banking and related industries, even the most comprehensive program, however, cannot assure that unforeseen problems will not occur. The Company therefore is unable at this time to determine whether any unforeseen impacts could have a material effect on the Company's financial condition. The Company believes that upon the implementation of our upgraded business systems and assuming the Y2K compliance of our public service vendors, the possibility of significant interruptions of normal operations should not be material.

COSTS
The total cost of the Company's Y2K activities, which is estimated at $675,000, is not expected to have a material effect on the Company's financial position. Approximately $200,000 has been expended as of September 30, 1998. The remaining expenditures to be incurred will be funded from operations. A majority of these costs are an acceleration of the amounts the Company would anticipate incurring to upgrade business systems, regardless of the Y2K problem considering the evolution of technology and the system's requirements for running newly acquired and improved system applications.

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

Declaration of Dividend

On October 27, 1998, the Board of Directors approved a dividend of $.48 per share for the period from July 1, 1998 to September 30, 1998. This is the equivalent of an annual distribution of $1.92 per share. The dividend is payable November 24, 1998 to shareholders of record on November 16, 1998.

Other Income

Other income for the nine and three months ended September 30, 1998 and 1997 is summarized as follows:

                           Nine Months      Three Months
                           -----------      ------------
                         1998     1997     1998     1997
                         ----     ----     ----     ----
Management fees        $  991   $  375     $386     $127
Development fees          504      645      117       39
Other                     206      114      105       43
Management Companies      226      (6)      205      110
                       ------   ------     ----     ----
                       $1,927   $1,128     $813     $319

Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 99% of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the nine and three months ended September 30, 1998 and 1997 is summarized as follows:

                                NineMonths         Three Months
                                ----------         ------------
                                1998      1997      1998      1997
                                ----      ----      ----      ----

Management fees               $2,576    $2,180      $988      $748
Development fees               3,427     1,854     1,258       930
Miscellaneous                     62        83        13        39
General and administrative    (5,150)   (3,779)   (1,808)   (1,475)
Interest expense              (  485)   (  215)   (  188)   (   83)
Other expenses                (  202)   (  129)   (   56)   (   48)
                              ------    ------    ------    ------

Net income                   $   228    ($   6)   $  207    $  111
                             =======   =======    ======    ======
Company's share              $   226   ($   6)    $  205    $  110
                             =======   =======    ======    ======

                   PART II - OTHER INFORMATION

                HOME PROPERTIES OF NEW YORK, INC.



Item 6.  Exhibits and Reports or Form 8-K

(a)            Exhibits:

               Exhibit   Description

               10.1 Master Credit Facility Agreement by and among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I, LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp., dated as of August 28, 1998.

(b)            Reports or Form 8-K:

               None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    HOME PROPERTIES OF NEW YORK, INC.
                    (Registrant)


                    Date:      November 13, 1998
                         --------------------------

                    By:   /s/ David P. Gardner
                         --------------------------
                         David P. Gardner
                         Vice President
                         Chief Financial Officer and Treasurer


                    Date:      November 13, 1998
                         ---------------------------

                    By:   /s/ Norman Leenhouts
                         ---------------------------
                         Norman Leenhouts
                         Chairman and Co-Chief Executive Officer