Form 10-K
period 1998-12-31
HOME PROPERTIES OF NEW YORK INC
filed 1999-03-19
CIK 923118

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K
     (Mark One)

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 15, 1999 was approximately $426,957,923. As of March 15, 1999, there were 18,108,175 shares of common stock, $.01 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement to be issued in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated by reference into Items 11, 12 and 13 of Part III of this Report.

                   HOME PROPERTIES OF NEW YORK, INC.

                           TABLE OF CONTENTS


PART I.

     Item 1.    Business
     Item 2.    Properties
     Item 3.    Legal Proceedings
     Item 4.    Submission of Matters to a Vote of Security Holders
     Item X.    Executive Officers and Key Employees

PART II.

     Item 5.    Market of the Registrant's Common Equity
                   and Related Shareholder Matters
     Item 6.    Selected Financial and Operating Information
     Item 7.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
     Item 8.    Financial Statements and Supplementary Data
     Item 9.    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure

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

     The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership in which the Company held a 64% partnership interest as of December 31, 1998 (56.1% at December 31, 1997) and two management companies (the "Management Companies") - Home Properties Management, Inc. ("HP Management") and Conifer Realty Corporation ("Conifer Realty"), both of which are Maryland corporations.

     Home Properties, through its affiliates described above, as of December 31, 1998, operated 259 communities with 34,229 apartment units. Of these, 23,936 units in 97 communities are owned outright (the "Owned Properties"), 7,482 units in 123 communities are managed and partially owned by the Company as general partner, and 2,811 units in 39 communities are managed for other owners (collectively, the "Managed Properties"). The Management Companies are also involved in the development and redevelopment of government-assisted apartment communities and certain other development activities.

     The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

                              APARTMENTS OWNED AND MANAGED AT 12/31/98

                                     APTS.         APTS. MANAGED AS               APTS.          APT.
        MARKET AREA                  OWNED          GENERAL PARTNER         FEE MANAGED        TOTALS
Detroit, MI                          4,294                        0               1,020         5,314
Eastern PA                           3,169                        0                   0         3,169
Rochester, NY                        2,975                    1,359                 668         5,002
Northern NJ                          2,913                        0                   0         2,913
Buffalo, NY                          2,519                      156                   0         2,675
Baltimore, MD                        1,733                        0                  56         1,789
Downstate NY                         1,605                      235                   0         1,840
Syracuse, NY                         1,564                    1,274                 260         3,098
Chicago, IL                            672                        0                   0           672
Portland, ME                           596                        0                   0           596
Northern VA                            548                        0                   0           548
Hamden, CT                             498                        0                   0           498
South Bend, IN                         310                      168                   0           478
Western PA                             298                    2,036                 225         2,559
Northern/Central OH                    242                    1,124                   0         1,366
Other NYS Areas                          0                    1,130                 582         1,712
Total                               23,936                    7,482               2,811        34,229

     Subsequent to December 31, 1998 and as of March 17, 1999, the Company has acquired 264 additional units consisting of 198 units in Leesburg, Virginia and 66 units in Yeadon, Pennsylvania and transferred 256 units in Plainfield, New Jersey to an affiliated partnership in anticipation of completing a Low Income Housing Tax Credit transaction.

     The Company's mission is to provide investors with dependable financial returns that exceed those of comparable investments. While pursuing this mission, the Company remains committed to improving the quality of life for its residents, enhancing the broader communities in which the Company operates, providing employees with opportunities for growth and accomplishment.

     The Company's business strategy includes: (i) aggressively managing and improving its communities to achieve increased net operating income; (ii) acquiring additional apartment communities with attractive returns at prices significantly below replacement costs; (iii) selectively developing and rehabilitating government-assisted apartment communities to maximize development fee income while increasing the number of communities under management; and (iv) maintaining a conservative capital structure with efficient access to the capital markets.

     STRUCTURE

     The Company was formed in November, 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 1998, it owned a 64% interest in the Operating Partnership - one percent as general partner and the remainder as a limited partner through its wholly owned subsidiary, Home Properties Trust. The other limited partner interests (the "Units") in the Operating Partnership are owned by the officers of the Company and certain individuals who acquired Units in the Operating Partnership as partial consideration for their interests in entities owning apartment communities purchased by the Operating Partnership. In addition, on December 30, 1996, the State of Michigan Retirement Systems acquired 1,666,667 Class A Interests in the Operating Partnership (at December 31, 1998 this represented a 6% interest).

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

     Both of the Management Companies were formed to comply with the technical requirements of federal income tax laws. Both are Maryland corporations. HP Management was formed in January, 1994 and Conifer Realty was formed in December, 1995. As of December 31, 1998, the Operating Partnership held 95% of the economic interest in both Management Companies, with Nelson and Norman Leenhouts (the "Leenhoutses") holding the remaining five percent interest in HP Management and the Leenhoutses and Richard J. Crossed, holding the remaining five percent interest in Conifer Realty. The Management Companies manage, for a fee, certain of the residential, commercial and development activities of the Company and provide construction, development and redevelopment services for the Company.

     In September 1997, Home Properties Trust ("QRS") was formed as a Maryland real estate trust and as a qualified REIT subsidiary, with 100% of its shares being owned by the Company. The QRS has been admitted as a limited partner of the Operating Partnership and the Company transferred all but one percent of its interest in the Operating Partnership to the QRS.

     The Company currently has approximately 1,600 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (716) 546-4900.

     OPERATING STRATEGIES

     The Company will continue to focus on enhancing the investment returns of its Properties by: (i) acquiring apartment communities at prices below new construction costs and repositioning those properties for long-term growth; (ii) reinforcing its decentralized company orientation by encouraging employees' personal improvement and by providing extensive training; (iii) enhancing the quality of living for the Company's residents  by  improving  the  quality  of service and physical  amenities available at each community every year; (iv) readily adopting new technology so that the time spent on administration can be decreased and the time spent attracting and serving residents can be increased; (v) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company is building its name-brand recognition; and (vi) engaging in aggressive cost controls and taking advantage of volume discounts, thus benefiting from economies of scale while constantly improving the level of customer service.

     ACQUISITION AND DEVELOPMENT STRATEGIES

     The Company's strategy is to make acquisitions in geographic regions that have similar climates, easy access to the Company's headquarters, enough apartments available for acquisition to achieve a critical mass and minimal investment ownership by other apartment REITs. Targeted markets also possess other characteristics similar to the Company's existing markets, including a limited amount of new construction, acquisition opportunities below replacement costs, a mature housing stock and a stable or growing job market. The Company expects that its growth will be focused in select metropolitan areas within the Northeast, Mid-Atlantic and Midwest United States, with a gradual entrance into new geographic regions that possess the above characteristics. It expects to pursue acquisition of individual properties as well as larger portfolios. It may also consider strategic investments in other apartment companies.

     In addition, the Company intends to continue to develop and re-develop apartment communities utilizing various government programs. These activities are expected to generate development fees, ongoing management and incentive management fees and participation in residual value for the Company. They also increase the Company's volume purchasing ability, provide a pipeline for future acquisitions and re-development opportunities and position the Company to build market rate communities when and if market factors warrant.

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

     On December 31, 1998, the Company's debt was approximately $419 million and the debt-to-total market capitalization ratio was 37% based on the year-end closing price of the Company's stock at $25.75. The weighted average interest rate on the Company's mortgage debt as of December 31, 1998 was 7.2% and the weighted average maturity was approximately 10 years. Debt maturities are staggered. As of December 31, 1998, the Company had an unsecured line of credit facility from Chase Manhattan Bank of $50 million and a $50 million supplemental unsecured facility with M&T Bank. These facilities are available for acquisition and other corporate purposes and bear an interest rate at 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institutions,  at the Company's option.  As of December  31,  1998,  there were no outstandings on the line of credit and the Company had approximately $33 million of cash on hand.

     The Company also intends to continue to structure creative equity transactions to raise capital with limited transaction costs. During 1998, the Company issued approximately $122 million of common shares under its shelf registration statement, including approximately $49 million (net of underwriter's discount) in its first public offering since going public.

     Approximately $72 million was also raised in 1998 under the Company's Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and
     Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan currently provides a 3% discount from the current market price for purchases up to $5,000 by existing shareholders. In its discretion, the Company can permit investments in excess of $5,000 under the Stock Purchase Plan at discounts between 0% and 3%. The Stock Purchase Plan has provided a steady source of capital to fund the Company's continued growth.

     Officers and Directors of the Company also purchased approximately $10 million of newly issued shares pursuant to the Company's Director, Officer and Employee Stock Purchase and Loan Plan approved by the Company's shareholders at the 1998 Annual Meeting and through the exercise of stock options.

     In addition, management expects to continue to fund a significant portion of its continued growth by taking advantage of its UPREIT structure and using Units as currency in acquisition transactions. The Company utilized approximately $71 million worth of Units as partial consideration in acquisition transactions during 1998.

     COMPETITION

     The Company competes with other multifamily developers and other real estate companies in seeking properties for acquisition, potential residents and land for development. The Company's Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction and its focus on attracting senior residents will enable it to maintain its historic occupancy levels. The Company also believes that the moderate level of new construction of multifamily properties in its markets in 1998 will not have a material adverse effect on its turnover rates or ability to increase rents and minimize operating expenses. To date, the Company has faced limited competition in acquiring properties from other REIT's or other operators from outside the region. However, other apartment REITs are becoming more interested in the Company's markets and the Company may encounter competition from others as it seeks attractive properties in a broader geographic area. Given the perceived depth of available opportunities, management does not believe that increased competition will pose a significant problem.

     MARKET ENVIRONMENT

     The markets in which Home Properties operates can be characterized as stable, with modest levels of job growth. Occupancies are relatively high, and new apartment construction activity is low relative to the existing multifamily rental housing stock. After considering the obsolescence of older communities and the conversion of rental housing to condominiums or co-ops, the Company views the net increase in the multifamily rental housing stock in the Company's markets as representing only a fraction of the estimated number of new units needed to satisfy increased demand.

     New construction in the Company's markets for the past two decades has been limited, with most of the existing housing stock built before 1980. In 1998, Home Properties' markets represented 15.7% of the total U.S. households, but only 7.7% of the country's estimated net new supply of multifamily housing units.

     An analysis of future multifamily supply compared to projected multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium. The second to last column in the following table reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company's markets and the United States. Net new multifamily supply as a percent of new multifamily demand for 1998 in the Home Properties' markets was approximately 45%, compared to a national average of 72%.

     The last column in this table shows the net new multifamily supply as percent of existing multifamily housing stock. In the Company's markets, net new supply only represents 0.5% of the existing multifamily housing stock. This compares to the national average net new multifamily supply estimates at 1.2% of the multifamily housing stock.

     The information on the following table was compiled by the Company from the sources indicated on the table. The methodology used includes estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate. There can also be no assurance that the historical information included on the table will be consistent with future trends.

                                                Home Properties Market Demographics
                                                                                                                      ESTI-   ESTI-
                                                                                                                      MATED   MATED
                                                                                                                    NET NEW NET NEW
                             DECEM-                                                                                  MULTI-  MULTI-
                                BER                                                                           ESTI-  FAMILY  FAMILY
                                JOB   DECEM-                                        ESTI-                     MATED  SUPPLY  SUPPLY
                             GROWTH      BER                                        MATED    ESTI-   ESTI-     1998    AS A    AS A
                         1998 TRAIL-     JOB DECEM-                    1990   1990   1998    MATED   MATED      NEW    % OF    % OF
                         NUM-   ING   GROWTH BER               1998    % OF   % OF    NEW     1998    1998   MULTI-    1998    1998
MARKET                    BER    12   TRAIL- UNEM-  1998     MULTI-     ALL MULTI- SUPPLY   MULTI- NET NEW   FAMILY     NEW  MULTI-
(PROFORMA % OF             OF  MTHS   ING 12 PLOY. MEDIAN    FAMILY HOUSING FAMILY     OF   FAMILY  MULTI-   HOUSE-  MULTI-  FAMILY
HOME PROPERTIES        HOUSE-  PER-    MNTHS RATE   HOME    HOUSING   BUILT HOUSE- MULTI-    OBSO-  FAMILY     HOLD  FAMILY HOUSING
OWNED UNITS IN          HOLDS  CENT   ACTUAL       VALUE      STOCK  BEFORE  HOLDS FAMILY LESCENCE  SUPPLY   DEMAND  DEMAND   STOCK
MARKET)                      CHANGE                                    1980
DETROIT, MI MSA     1,684,597  1.9%   41,100 2.9% $93,457   284,897   88.6%  14.8%  3,557    1,424   2,132    4,061   52.5%    0.7%
(17.9%)
ROCHESTER, NY MSA
(12.4%)               410,135  0.2%    1,200 3.6% $95,840    58,611   87.8%  13.0%    505      293     212      104  203.8%    0.4%
NORTHERN NEW
JERSEY (12.2%) (A)  1,997,302  1.7%   45,400 3.6% $210,791  398,520   85.2%  18.0%  2,082    1,993      90    5,449    1.6%    0.0%
EASTERN
PENNSYLVANIA        2,050,599  0.9%   23,900 3.6% $125,189  343,249   87.9%  14.5%  1,936    1,716     220    2,319    9.5%    0.1%
(13.2%) (B)
BUFFALO, NY MSA       462,256  0.1%      400 4.5% $84,665    53,782   92.7%  10.1%    903      269     635       27 2365.8%    1.2%
(10.5%)
BALTIMORE, MD MSA     932,954  1.0%   12,400 3.9% $119,828  185,894   81.5%  17.7%  2,652      929   1,723    1,467  117.5%    0.9%
(7.2%)
SYRACUSE, NY MSA      276,672  1.3%    4,600 3.6% $83,010    45,558   86.6%  14.9%     87      228    -140      458  -30.7%   -0.3%
(6.5%)
DOWNSTATE NEW YORK
(6.7%) (C)          1,599,843  2.2%   41,300 2.6% $238,986  247,101   89.5%  14.0%  1,634    1,236     398    3,869   10.3%    0.2%
CHICAGO, IL MSA     2,792,254  1.1%   43,200 4.0% $145,993  850,689   88.2%  27.1%  5,916    4,253   1,662    7,814   21.3%    0.2%
(2.8%)
PORTLAND, ME MSA       92,429 -1.3%   -1,900 1.8% $140,999   17,294   79.8%  15.3%    246       86     160     -194  -82.2%    0.9%
(2.5%)
DC-VA-MD-WV MSA
(2.3%)              1,722,683  2.8%   69,700 2.5% $184,525  568,125   75.7%  29.4% 11,141    2,841   8,300   13,648   60.8%    1.5%
MERIDEN, CT MSA       196,461  0.1%      300 2.8% $181,305   43,622   84.5%  18.9%    502      218     283       38  749.3%    0.6%
(2.1%)
SOUTH BEND, IN MSA
(1.3%)                 98,048  1.4%    1,900 2.7% $68,346    13,385   87.6%  11.9%    276       67     209      151  138.0%    1.6%
PITTSBURGH, PA MSA    958,513 -0.1%     -700 4.0% $69,338   135,482   90.9%  12.4%  1,364      677     687      -58       -    0.5%
(1.2%)                                                                                                              1183.6%
COLUMBUS, OH          564,868  1.6%   13,700 2.3% $96,853   119,180   81.0%  18.6%  2,204      596   1,608    1,696   94.8%    1.3%
(1.0%)
HOME PROPERTIES    15,839,614  1.4%  296,500 3.2% $129,275 3,361,598  86.2%  16.9% 35,006   16,808  18,198   40,669   44.7%    0.5%
MARKETS
United States     100,657,536  2.3% 2,853,000 4.0% $100,583 19,851,980 79.3% 17.2% 334,495  99,260 235,235  326,498   72.0%    1.2%

(A) NORTHERN NEW JERSEY IS DEFINED FOR THIS REPORT AS
MIDDLESEX-SOMERSET-HUNTERDON MSA, BERGEN-PASSAIC MSA,
MONMOUNTH-OCEAN MSA, & NEWARK MSA.

(B) EASTERN PENNSYLVANIA IS DEFINED FOR THIS REPORT AS
PHILADELPHIA, PA MSA & ALLENTOWN-BETHLETHEM-EASTON MSA.

(C) DOWNSTATE NEW YORK IS DEFINED FOR THIS REPORT AS
THE HUDSON VALLEY REGION OF DUTCHESS CO. MSA, ORANGE CO. MSA,
PUTNAM CO. MSA AND ULSTER COUNTIES; LONG ISLAND, NY(NASSAU-SUFFOLK
MSA); WESTCHESTER COUNTY MSA; & ROCKLAND COUNTY MSA

SOURCES:  BUREAU OF LABOR STATISTICS (BLS); CLARITAS, INC.;
US CENSUS BUREAU - MANUFACTURING & CONSTRUCTION DIV.; NEW YORK STATE DEPARTMENT OF LABOR, DIV. OF RESEARCH AND STATISTICS. DATA INCLUDED IS DATA AVAILABLE AS OF FEBRUARY 3, 1999
AND IN SOME CASES MAY BE PRELIMINARY.
BLS IS THE PRINCIPAL FACT-FINDING AGENCY FOR THE
FEDERAL GOVERNMENT IN THE BROAD FIELD OF LABOR ECONOMICS
AND STATISTICS, AND HAS A DUAL ROLE AS THE STATISTICAL
ARM OF THE US DEPT OF LABOR AND AS AN INDEPENDENT
NATIONAL STATISTICAL AGENCY.  CLARITAS,
INC. IS A LEADING PROVIDER OF PRECISION MARKETING
SOLUTIONS AND RELATED PRODUCTS/SERVICES,
INCLUDING LOCAL AREA DEMOGRAPHICS, MARKETING
SOFTWARE, MARKET SEGMENTATION SYSTEMS, AND CUSTOM
MODELING.  US CENSUS BUREAU'S PARENT FEDERAL AGENCY IS
THE US DEPT OF COMMERCE, WHICH PROMOTES AMERICAN
BUSINESS AND TRADE, INCLUDING GATHERING AND DISSEMINATING STATISTICAL DATA, AND MEASURING ECONOMIC GROWTH.

METHODOLOGY

1998 Net New Multifamily Supply = Multifamily permits (1998 figures US Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by an estimated % of permits resulting in a construction start (95%) less estimated multifamily obsolescence (0.5% of 1998 multifamily housing stock).

1998 NEW MULTIFAMILY DEMAND =  Trailing 12-months job growth
(Nonfarm, not seasonally adjusted payroll employment figures
12/97 & 12/98) multiplied by an estimated tow-thirds of new household formations resulting from new jobs and the % of multifamily households in each market (based on the 1990 census figures).

1998 MULTIFAMILY HOUSING STOCK =   1998 total housing stock
multiplied by the % of multifamily housing stock in each MSA market (based on 1990 US Census figures).

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

     Under the Federal Fair Housing Act and state fair housing laws, discrimination on the basis of certain protected classes is prohibited. Violation of these laws can result in significant damage awards to victims. The Company has a strong policy against any kind of discriminatory behavior and trains its employees to avoid discrimination or the appearance of discrimination. There is no assurance, however, that an employee will not violate the Company's policy against discrimination and thus violate fair housing laws. This could subject the Company to legal actions and the possible imposition of damage awards.

ITEM 2. PROPERTIES

     As of December 31, 1998, the Owned Properties consisted of 97 multifamily residential properties containing 23,936 apartment units and a 35,000 square foot ancillary shopping center located adjacent to a multifamily property. At the time of the IPO, Home Properties owned 11 communities containing 3,065 units and simultaneously with the closing of the IPO acquired an additional four communities containing 926 units.From that time to December 31, 1998, the Company therefore experienced a net increase of approximately 600% in the number of apartment units it owned. In addition, during the first quarter of 1999, the Operating Partnership has acquired two additional properties, representing an increase of 264 Units, and transferred a 256 unit apartment community to an affiliated partnership in anticipation of completing a Low Income Housing Tax Credit transaction.

     The Owned Properties are located in established markets and are well maintained and well leased. Average economic occupancy at the Owned Properties held throughout 1997 and 1998 was 94.1% for 1998. The Owned Properties are generally two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to mature residents and the quality of the services it provides to such residents result in low turnover. The turnover at the Owned Properties as of December 31, 1998 was approximately 39% for 1998, which is significantly below the national average for garden apartments.

     Resident leases are generally for one year terms and security deposits equal to one month's rent are generally required.

     Certain of the Owned Properties secure mortgage loans.   See Note 4 to the
Consolidated
     Financial Statements contained herein.

     The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 1998.


1998 ACQUISITION
COMMUNITIES

                                                                                                                         1998  1997
                                                                                       (3)      (4)      (4)     Avg   Avg
                                                                                (2)   1998     1998     1997      Mo    Mo 12/31/98
                                             Current                  Aver-  1998 %  % Res      Ave      Ave    Rent  Rent    Total
                                              Number    Age             age  Mature   dent      age      age    Rate  Rate     Cost
                                                  of     In  Year  Apt Size   Resi-  Turn-  % Occu-  % Occu-     per   per   ($000)
                                                Apts  Years   Acq   (Sq Ft)   dents   over    pancy    pancy     Apt   Apt
Regional Area
CT - Hamden         Apple Hill Apartments        498     27  1998       789     33%     NA    96.3%       NA    $713    NA  $24,945
IL - Chicago        Colonies Apartments          672     25  1998       656      7%     NA    77.4%       NA     576    NA   24,408
IN - South Bend     Candlewood Apartments        310     12  1998     1,000     10%     NA    95.5%       NA     620    NA   13,735
MD -Baltimore       Carriage House
                    Apartments                    50     33  1998       786      4%     NA    92.3%       NA     502    NA    1,163
MD -Baltimore       Country Village
                    Apartments                   344     28  1998       868     37%     NA    92.6%       NA     587    NA   13,579
MD -Baltimore       Morningside Heights
                    Apartments                 1,050     26  1998       870     18%     NA    90.9%       NA     565    NA   36,429
MD - Baltimore      Rolling Park Apartments
                                                 144     26  1998     1,125      7%     NA    96.0%       NA     575    NA    5,802
MD -Baltimore       Strawberry Hill
                    Apartments                   145     34  1998       780      6%     NA    90.6%       NA     531    NA    3,551
ME -Portland        Mill Co.Gardens               96     48  1998       550     40%     NA    97.7%       NA     475    NA    2,081
ME -Portland        Redbank Village              500     55  1998       836     36%     NA    98.0%       NA     516    NA   16,180
MI - Detroit        Carriage Hill
                    Apartments                   168     33  1998       783     51%     NA    98.9%       NA     654    NA    6,870
MI -Detroit         Carriage Park
                    Apartments                   256     32  1998       777     14%     NA    97.9%       NA     615    NA    9,655
MI -Detroit         Cherry Hill Club
                    Apartments                   164     27  1998       878     44%     NA    96.2%       NA     535    NA    5,094
MI - Detroit        Cherry Hill Village
                    Apartments                   224     33  1998       742     13%     NA    98.9%       NA     592    NA    8,005
NJ - Northern       East Hill Gardens             33     41  1998       695     48%     NA    94.9%       NA     779    NA    1,883
NJ - Northern       Lakeview Apartments          106     30  1998       492     27%     NA    98.8%       NA     732    NA    5,299
NJ -Northern        Leland Gardens{ (7)}         256     26  1998       575      8%     NA       NA       NA      NA    NA       NA
NJ - Northern       Oak Manor Apartments          77     43  1998       775     37%     NA    97.9%       NA     992    NA    4,912
NJ - Northern       Pleasant View Gardens
                    Apartments                 1,142     31  1998       745     31%     NA    96.3%       NA     702    NA   53,795
NJ - Northern       Pleasure Bay Apartments
                                                 270     28  1998       667     32%     NA    97.7%       NA     606    NA    7,864
NJ - Northern       Towers, The                  137     37  1998       916     60%     NA    98.5%       NA     913    NA    6,849
NJ - Northern       Wayne Village                275     34  1998       725     34%     NA    97.7%       NA     771    NA   14,981
NJ - Northern       Windsor Realty                67     46  1998       675     28%     NA    97.9%       NA     720    NA    3,818
NY - Downstate      Mountainside Apartments
                                                 227     26  1998       759     36%     NA    98.6%       NA     764    NA    8,590
NY - Downstate      Patricia Apartments          100     25  1998       770     25%     NA    99.2%       NA     796    NA    4,818
NY - Downstate      Coventry Village              94     24  1998       718     38%     NA    93.2%       NA     863    NA    3,236
NY - Rochester      Pines of Perinton            508     22  1998       818     24%     NA    99.2%       NA     489    NA    8,957
OH - Central        Weston Gardens               242     26  1998       804     11%     NA    91.3%       NA     444    NA    6,022
PA - Eastern        Beechwood Gardens            160     32  1998       775     39%     NA    95.8%       NA     578    NA    4,180
PA - Eastern        Cedar Glen Apartments        110     32  1998       726     56%     NA    97.6%       NA     433    NA    2,977
PA - Eastern        Racquet Club East            467     27  1998       850     26%     NA    96.0%       NA     742    NA   25,244
                    Apartments
PA - Eastern        Sherry Lake Apartments       298     33  1998       811     15%     NA    97.3%       NA     785    NA   18,168
PA - Western        Payne Hill Gardens           150     18  1998       793     13%     NA    88.0%       NA     578    NA    4,716
VA - Northern       Braddock Lee Apartments
                                                 254     44  1998       758     20%     NA    97.1%       NA     744    NA   12,929
VA - Northern       Park Shirlington
                    Apartments                   294     44  1998       758     22%     NA    97.0%       NA     776    NA   14,795
1998 TOTAL/
WEIGHTED AVERAGE                               9,888     30             786     25%     NA    94.5%       NA    $639    NA $385,530

(1) "Core Communities" represents the 6,552 apartment units owned consistently throughout 1997 and 1998.
(2} "% Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 1998.
(3) "% Resident Turnover" reflects, on an annual basis, the number of moveouts divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 1997 and 1998.
  For communities acquired during 1997 and 1998, this is the average occupancy from the date of acquisition.
(5) Village Green and Fairways at Village Green are consolidated figures in 1998.
(6) The Lansdowne Group consolidated figures are reflected in the Marshall House line.
(7) Subsequently sold to affiliate for tax credit rehabilitation.



                                                                                                              1998   1997
                                                                                      (3)      (4)      (4)    Avg    Avg
                                                                               (2)   1998     1998     1997     Mo     Mo
                                          Current                  Aver-      1998  % Res      Ave      Ave   Rent   Rent  12/31/98
                                           Number    Age             age  % Mature   dent      age      age   Rate   Rate     Total
                                               of     In  Year  Apt Size     Resi-  Turn-  % Occu-  % Occu-    per    per      Cost
                                             Apts  Years   Acq   (Sq Ft)     dents   over    pancy    pancy    Apt    Apt    ($000)
1997 ACQUISITION
COMMUNITIES
Regional Area

MI - Detroit       Canterbury Square          336     27  1997       789       14%    16%    98.5%    99.3%   $632   $608   $13,766
MI - Detroit       Charter Square             494     28  1997       914       21%    35%    96.3%    96.9%    693    668    22,838
MI - Detroit       Fordham Green              146     23  1997       869       24%    24%    97.0%    92.9%    701    660     6,459
MI - Detroit       Golfview Manor              44     40  1997       662       14%    16%    96.8%    99.2%    468    426       687
MI - Detroit       Greentrees Apartments      288     28  1997       863       23%    21%    95.1%    96.0%    541    528    10,122
MI - Detroit       Kingsley Apartments        328     29  1997       792       32%    36%    94.0%    94.2%    602    564    13,632
MI - Detroit       Oak Park Manor             298     44  1997       887       10%    27%    98.6%    97.9%    594    568    10,626
MI - Detroit       Parkview Gardens           483     45  1997       731        3%    13%    95.9%    95.8%    505    445     8,754
MI - Detroit       Scotsdale Apartments       376     24  1997       790       21%    44%    95.6%    97.3%    575    559    14,150
MI - Detroit       Southpointe Square         224     28  1997       776       21%    24%    95.7%    98.8%    542    528     5,778
MI - Detroit       Stephenson House           128     32  1997       668       13%    38%    98.2%    97.4%    552    534     3,212
MI - Detroit       Woodland Gardens           337     33  1997       719        9%    53%    96.0%    97.1%    622    600    12,888
NJ - Northern      Royal Gardens              550     31  1997       800       12%    30%    92.9%    96.2%    744    724    23,790
NY - Buffalo       Emerson Square              96     29  1997       650       40%    46%    89.4%    78.6%    521    484     3,223
NY - Buffalo       Fairways Apartments         32     38  1997       900       23%    22%    75.8%    39.1%    587    509     1,255
NY - Buffalo       Paradise Lane at
                   Raintree                   324     27  1997       676       11%    50%    78.0%    79.6%    534    498    10,722
NY - Downstate     Lake Grove                 368     29  1997       879       15%    33%    96.2%    96.0%    820    774    22,633
NY - Downstate     Mid-Island Estates         232     34  1997       690       32%    28%    95.3%    97.2%    788    758    11,137
NY - Rochester     1600 East Avenue           164     40  1997       800       97%    48%    80.2%    83.4%  1,252  1,205    11,101
NY - Rochester     Hill Court South            95     35  1997       730       41%    27%    94.8%    95.8%    565    554     2,900
NY - Rochester     Ivy Ridge Apartments       135     35  1997       740       46%    28%    91.4%    83.2%    560    547     4,059
NY - Rochester     Woodgate Place             120     26  1997     1,100       10%    53%    97.2%    93.9%    662    637     4,915
PA - Eastern       Chesterfield
                   Apartments                 247     26  1997       812       17%    36%    94.2%    94.2%    632    616    10,169
PA - Eastern       Curren Terrace             318     28  1997       782        6%    42%    96.9%    96.0%    665    662    14,409
PA - Eastern       Executive House            100     34  1997       696       54%    49%    90.4%    90.2%    648    637     4,751
PA -Eastern        Glen Manor                 174     23  1997       667       19%    32%    97.5%    99.0%    570    557     5,791
PA - Eastern       Lansdowne Group-Karen
                   Court                       49     36  1997       844         *      *        *        *      *      *     2,007
PA - Eastern       Lansdowne Group-
                   Landon Court                44     29  1997       873         *      *        *        *      *      *     1,823
PA - Eastern       Lansdowne Group-
                   Marshall House*{(6)}        63     70  1997       653       44%    31%    95.5%    91.7%    611    605     2,127
PA -Eastern        Lansdowne Group-
                   Patricia Court              66     31  1997       838         *      *        *        *      *      *     2,723
PA - Eastern       New Orleans Park           308     28  1997       693       15%    40%    97.3%    96.2%    573    559    12,175
PA - Eastern       Springwood Apartments       77     25  1997       755       40%    48%    92.3%    87.9%    557    543     2,366
PA - Eastern       Valley View
                   Apartments                 176     26  1997       769       21%    59%    92.2%    88.1%    591    574     7,364
PA - Eastern       Village Square             128     26  1997       795       11%    48%    91.4%    94.7%    600    582     4,762
PA - Western       Cloverleaf Village         148     41  1997       716       32%    55%    85.8%    97.8%    489    484     3,667
1997 TOTAL/
WEIGHTED AVERAGE                            7,496     31             786       21%    35%    94.0%    94.5%   $635   $610  $292,781

(1) "Core Communities" represents the 6,552 apartment units owned consistently throughout 1997 and 1998.
(2) "% Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 1998.
(3) "% Resident Turnover" reflects, on an annual basis, the number of moveouts divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 1997 and 1998.
  For communities acquired during 1997 and 1998, this is the average occupancy from the date of acquisition.
(5) Village Green and Fairways at Village Green are consolidated figures in 1998.
(6) The Lansdowne Group consolidated figures are reflected in the Marshall House line.
(7) Subsequently sold to affiliate for tax credit rehabilitation.

CORE COMMUNITIES
COMMUNITIES
WHOLLY OWNED
AND MANAGED BY HOME
PROPERTIES


                                                                                                                1998  1997
                                                                                         (3)      (4)      (4)   Avg   Avg
                                                                                  (2)   1998     1998     1997    Mo    Mo
                                                                      Aver-      1998  % Res      Ave      Ave  Rent  Rent 12/31/98
                                              Number    Age             age  % Mature   dent      age      age  Rate  Rate    Total
                                                  of     In  Year  Apt Size     Resi-  Turn-  % Occu-  % Occu-   per   per     Cost
                                                Apts  Years   Acq   (Sq Ft)     dents   over    pancy    pancy   Apt   Apt   ($000)
Regional Area
Core
Communities (1)


NY - Buffalo          Garden Village             315     27  1994       850       79%    25%    97.8%    98.1%  $601  $584  $10,278
NY - Buffalo          Idylwood                   720     29  1995       700       10%    61%    95.5%    95.6%   560   539   22,002
NY - Buffalo          Raintree Island            504     27  1985       704       35%    39%    95.1%    94.9%   587   576   16,467
NY - Buffalo          Williamstowne Village      528     27  1985       708      100%    19%    92.7%    96.8%   609   592   17,739
NY - Downstate        Carriage Hill              140     26  1996       845       18%    52%    93.5%    93.1%   768   734    5,538
NY - Downstate        Cornwall Park               75     32  1996     1,320       10%    53%    88.7%    87.1%   954   827    5,681
NY - Downstate        Lakeshore Villas           152     24  1996       956        9%    43%    96.3%    95.3%   618   605    5,944
NY - Downstate        Sunset Gardens             217     28  1996       662       22%    52%    93.7%    92.9%   574   559    6,350
NY - Rochester        1600 Elmwood               210     39  1983       891        9%    50%    95.6%    95.9%   748   742   10,863
NY - Rochester        Brook Hill                 192     27  1994       999       22%    56%    89.7%    96.3%   785   745    9,840
NY - Rochester        Finger Lakes Manor         153     28  1983       924       48%    44%    95.6%    96.6%   684   669    7,240
NY - Rochester        Hamlet Court                98     28  1996       696       70%    39%    93.2%    93.3%   613   595    2,953
NY - Rochester        Newcastle Apartments       197     24  1982       873       34%    51%    92.1%    91.0%   677   659   10,093
NY - Rochester        Northgate Manor            224     36  1994       800       33%    40%    92.5%    93.9%   596   579    9,106
NY - Rochester        Perinton Manor             224     29  1982       928       51%    32%    95.6%    96.1%   716   698   11,155
NY - Rochester        Riverton Knolls            240     25  1983       911        8%    69%    93.2%    97.0%   714   689   12,044
NY - Rochester        Spanish Gardens            220     25  1994     1,030       32%    33%    93.9%    94.8%   608   593   11,364
NY - Rochester        Springcreek                 82     26  1984       913       70%    32%    98.7%    96.5%   540   531    2,986
NY - Rochester        The Meadows                113     28  1984       890       38%    29%    95.9%    94.4%   601   593    4,952
NY - Syracuse         Candlewood Gardens         126     28  1996       855       37%    41%    97.9%    96.7%   475   456    3,202
NY - Syracuse         Conifer Village            199     20  1994       499       95%    14%   100.0%   100.0%   566   566    9,146
NY - Syracuse         Fairview Heights           210     35  1985       798        6%    88%    94.0%    92.1%   714   704    9,793
NY - Syracuse         Harborside Manor           281     26  1995       823       10%    48%    92.8%    94.1%   562   547    8,169
NY - Syracuse         Pearl Street                60     28  1995       855       10%    53%    95.1%    94.7%   464   453    1,378
NY - Syracuse         Village Green
                      (incl. Fairways){(5)}      448     11  1994       908       23%    44%    90.0%    90.7%   594   574   17,318
NY - Syracuse         Westminster Place          240     27  1996       913        7%    48%    95.3%    93.0%   541   546    7,138
PA - Eastern          Valley Park South          384     26  1996       987       13%    42%    94.0%    92.9%   724   708   19,378
CORE COMMUNITIES                               6,552     27             830       34%    44%    94.1%    94.7%  $627  $609 $258,117
TOTAL/
WEIGHTED AVG
OWNED PORTFOLIO                               23,936     30             798       26%    39%    94.2%    94.5%  $641  $603 $936,428
TOTAL/
WEIGHTED AVG

(1) "Core Communities" represents the 6,552 apartment units owned consistently throughout 1997 and 1998.
(2) "% Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 1998.
(3) "% Resident Turnover" reflects, on an annual basis, the number of moveouts divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 1997 and 1998.
  For communities acquired during 1997 and 1998, this is the average occupancy from the date of acquisition.
(5) Village Green and Fairways at Village Green are consolidated figures in 1998.
(6) The Lansdowne Group consolidated figures are reflected in the Marshall House line.
(7) Subsequently sold to affiliate for tax credit rehabilitation.

     PROPERTY DEVELOPMENT

     Management believes that new construction of market rate multifamily apartments is not economically feasible in most of its markets. Therefore, Home Properties' development and redevelopment activities are expected to be focused on government-assisted multifamily housing. In 1996, the Operating Partnership acquired substantially all of the assets of C.O.F., Inc. (formerly Conifer Realty, Inc.) and Conifer Development, Inc. (collectively, "Conifer"), a developer and manager of government-assisted multifamily housing. Through these predecessors, the Company has been developing affordable housing for over 20 years. Management anticipates that this experience, coupled with the financial and property management strengths of the Company, will enable the Company to remain a regional leader in the affordable housing arena. Management also believes that the Company's expertise in the full continuum of government-assisted and market rate housing provides the Company with the flexibility to react to changing economic conditions through all phases of economic cycles.

     Through affiliated partnerships, in 1998 the Company commenced development or redevelopment of 762 units in five communities, completed two communities with 136 units and continued progress on 868 units being rehabilitated. Management is optimistic about prospects for continued growth due to possible changes in the regulatory programs and the Company's broadened geographic reach.

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

     LOW INCOME HOUSING TAX CREDIT PROGRAM. Since its inception in 1986, the LIHTC program has been responsible for the creation or rehabilitation of more than 1 million rental units for low or moderate income Americans. Under this program, states are authorized to allocate federal tax credits as an incentive for developers to build rental housing for low income households. Each state has received an allocation of tax credits from the Internal Revenue Service in an amount equal to $1.25 per state resident. This amount has not been adjusted for over a decade. However, legislation has been introduced to increase the housing credit allocations by 40% to $1.75 per capita. It is expected that the cap increase, if adopted, will generate the construction of an additional 30,000 units of affordable housing each year.

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

     TAX EXEMPT BOND FINANCING. The increased competition for tax credits has led developers to the tax exempt bond market for financing. Projects can be financed with tax exempt bonds if they meet a threshold of having at least 20% of the units rented to households at 50% or less of the area median income, or 40% of the units at 60% or less of the area median income. The bond program provides a reduced level of tax credits, automatically, without the need to go through the competitive allocation process for tax credits. While this program has historically not been as competitive, the recent increasing popularity has resulted in most states running out of their available tax exempt bond allocations. Legislation has also been introduced to significantly increase the volume cap levels for tax-exempt bonds.

     HUD SECTION 8 PROGRAM. Within a decade, it is expected that virtually all of HUD's roughly three million Section 8 project and tenant-based contracts will expire. Many of the affected properties will need to be recycled into other programs or repositioned to compete as market rate communities. The Company's financial strength and expertise in this area could lead to attractive investment opportunities as these properties are sold or restructured. Currently, the Company holds only two Section 8 communities in its owned portfolio, Conifer Village (199 units) and Pines of Perinton (508 units). In both cases, the rental subsidy contracts extend for several more years.

     PROPERTY MANAGEMENT

     As of December 31, 1998, the Managed Properties consist of: (i) 7,482 apartment units where Home Properties is the general partner of the entity that owns the property; (ii) 2,811 apartment units managed for others;
     (iii) commercial properties which contain approximately 1.7 million square feet of gross leasable area; (iv) a master planned community known as Gananda; (v) a 140-lot Planned Unit Development known as College Greene;
     (vi) a 202-lot Planned Unit Development known as Riverton; and (vii) 153 acres of vacant land in Old Brookside, the development of which, if it occurs, will be managed by HP Management. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

     The commercial properties consist of: (i) approximately 1,025,000 square feet of office space; (ii) approximately 400,000 square feet of retail space; (iii) approximately 75,000 square feet of industrial space; and
     (iv) approximately 164,000 square feet of warehouse space.

     SUPPLEMENTAL PROPERTY INFORMATION

      At December 31, 1998, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

ITEM X. EXECUTIVE OFFICERS AND KEY EMPLOYEES

      The following table sets forth the six executive officers and certain of the key employees of the Company, together with their respective ages (as of February 28, 1999), positions and offices.

      NAME                 AGE   POSITION

      Norman P. Leenhouts   63   Chairman, Co-Chief Executive Officer and Director of Home Properties, Chairman and Director of
                                      HP Management and Director of Conifer Realty

      Nelson B. Leenhouts   63   President,  Co-Chief  Executive Officer and Director of Home Properties, President, Chief Executive
                                      Officer and Director of HP Management and Director and Vice President of Conifer Realty.

      Richard J. Crossed    59   Executive Vice President and Director of Home Properties and President, Chief Executive Officer and
                                      Director of Conifer Realty

      Amy L. Tait           40   Executive Vice President and Director of Home Properties and Director of HP Management

      David P. Gardner      43   Vice President, Chief Financial  Officer  and  Treasurer  of Home Properties, Conifer Realty and HP
                                      Management

      Ann M. McCormick      42   Vice President, General Counsel and Secretary of Home Properties  and  HP  Management  and  General
                                      Counsel and Secretary of Conifer Realty

      William E. Beach      52   Vice President, Commercial Property Management of Home Properties and HP Management

      A. Terence Butwid     54   Vice President, Development of Home Properties, Executive Vice President of Conifer
                                      Realty and Vice President of HP
                                      Management

      Lavonne R. Childs     36   Vice President, Residential Property Management of             Home Properties

      Scott A. Doyle        38   Vice President, Residential Property Management of             Home Properties

      Kathleen M. Dunham    53   Vice President, Residential Property Management of
                                      Home Properties and Conifer Realty

      Johanna A. Falk       34   Vice President, Information Systems of Home
                                      Properties

      John H. Fennessey     60   Vice President, Development of Home Properties, Conifer Realty and HP Management

      Rhonda Finehout       48   Vice President, Residential Property Management of Home Properties and Conifer Realty

      Timothy A. Florczak   43   Vice President, Residential Property Management of Home Properties

      Thomas L. Fountain          40  Vice  President,  Commercial  Property  Management  of  Home Properties, Conifer Realty and HP
                                      Management

      Timothy Fournier      38   Vice President, Development of Home Properties, Executive Vice President of Conifer Realty and Vice
                                      President of HP Management

      Gerald B. Korn        52   Vice President, Mortgage Finance of Home Properties

      Laurie Leenhouts      42   Vice President, Residential Property Marketing of Home Properties and HP Management

      Leslie J. Lewiston    33   Vice President, Residential Property Management of             Home Properties

      Robert J. Luken       34   Vice President and Controller of Home Properties, Conifer Realty and HP Management

      Paul O'Leary          47   Vice President, Acquisitions and Due Diligence of Home Properties

      John Oster            49   Vice President, Development of Home Properties, Conifer Realty and HP Management

      James B. Quinn, Jr.   43   Vice President, Residential Property Management of Home Properties

      Sharon Sanfratello    44   Vice President, Residential Property Management of Home Properties

      John E. Smith         47   Vice President, Acquisitions of Home Properties

      Eric Stevens          43   Vice President, Residential Property Management of Home Properties and Conifer Realty

      Richard J. Struzzi   45    Vice President, Development of Home Properties and HP Management

      Robert C. Tait       41    Vice President, Commercial Property Management of Home Properties and HP Management


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

      ANN M. MCCORMICK has served as Vice President, General Counsel and Secretary of the Company and HP Management since their inception. She has also served as Secretary and General Counsel of Conifer Realty since 1998. Mrs. McCormick joined Home Leasing in 1987 and was named Vice President, Secretary and General Counsel in 1991. Prior to joining Home Leasing, she was an associate with the law firm of Nixon, Hargrave, Devans & Doyle. Mrs. McCormick is a graduate of Colgate University and holds a Juris Doctor from Cornell University.

      WILLIAM E. BEACH has served as Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1972 as a Vice President. Mr. Beach is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

      C. TERENCE BUTWID has served as Vice President of the Company and Executive Vice President of Conifer Realty since 1996. He also served as Vice President of HP Management since 1998. He joined Conifer in 1990 as a Vice President. Prior to joining Conifer, Mr. Butwid was employed by Chase Lincoln First Bank as Vice President and Manager of Corporate Banking National Accounts. He was also President of Ontario Capital Management. Mr. Butwid is a graduate of Bowling Greene State University. He has an MBA from American University and graduated from The National School of Credit and Financial Management at Dartmouth College.

      LAVONNE R. CHILDS has served as Vice President of the Company since 1997. She joined Home Properties in December of 1996 as a Regional Property Manager. Mrs. Childs has been in property management for 15 years. Prior to joining Home Properties, she worked with Walden Residential, United Dominion Realty Trust and Winthrop Management.

      SCOTT A. DOYLE has served as Vice President of the Company since 1997. He joined Home Properties in 1996 as a Regional Property Manager. Mr. Doyle has been in property management for 14 years. Prior to joining Home Properties he worked with CMH Properties, Inc., Rivercrest Realty Associates and Arcadia Management Company. Mr. Doyle is a graduate of S.U.N.Y. at Plattsburgh, New York.

      KATHLEEN M. DUNHAM has served as Vice President of the Company and Conifer Realty since 1996. She joined Conifer in 1978 and was named Vice President in 1990. Ms. Dunham is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

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

      JOHN H. FENNESSEY has served as Vice President of the Company and Conifer Realty since 1996. He has also been a Vice President of HP Management since 1998. He joined Conifer in 1975 as a founder and Vice President, responsible for the operation of Conifer's Syracuse office. Prior to joining Conifer, he was a Project Director with the New York State Urban Development Corporation. Mr. Fennessey is a graduate of Harpur College and holds a Masters Degree in regional planning from the Maxwell School, Syracuse University. He is a Charter Member of the American Institute of Certified Planners (AICP).

      RHONDA FINEHOUT has served as a Vice President of the Company and Conifer Realty since 1998. She joined the Company in 1996 as a regional property manager with responsibilities in market rate, rural development, low income housing tax credit and fee managed properties. Ms. Finehout is a graduate of the State University of New York at Oswego.

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

      TIMOTHY FOURNIER has served as Vice President of Home Properties and Executive Vice
      President of Conifer Realty since 1996. He has also been a Vice President of HP Management since 1998. He joined Conifer in 1986 as Vice President of Finance. Prior to joining Conifer, Mr. Fournier was an accountant at Coopers & Lybrand. Mr. Fournier is a graduate of New Hampshire College and is a Certified Public Accountant.

      GERALD B. KORN has served as a Vice President and been employed at the Company since 1998. From 1984 until 1998, he was employed by Rochester Community Savings Bank in various capacities, including as a Senior Vice President in charge of the bank's national commercial real estate portfolio. Prior to 1984, Mr. Korn was employed for 11 years as a FDIC Bank Examiner. Mr. Korn graduated from Rochester Institute of Technology with high honors.

      LAURIE LEENHOUTS has served as a Vice President of the Company since its inception and has been a Vice President of HP Management since 1998. She joined Home Leasing in 1987 and has served as a Vice President since 1992. Ms. Leenhouts is a graduate of the University of Rochester. She is the daughter of Norman Leenhouts.

      LESLIE LEWISTON has served as a Vice President of the Company since 1998. She joined the Company in 1997 as a Regional Manager and prior to that had 12 years property management experience. Ms. Lewiston is a Magna Cum Laude graduate of Pomona College.

      ROBERT J. LUKEN has served as Controller of the Company since 1996 and as a Vice President since 1997. He has also served as a Vice President and Controller of Conifer Realty and HP Management since 1998. Prior to joining the Company, he was the Controller of Bell Corp. of Rochester and an Audit Supervisor for Coopers & Lybrand. Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant.

      PAUL O'LEARY has served as a Vice President of the Company since its inception. He joined Home Leasing in 1974 and has served as Vice President of Home Leasing since 1978. Mr. O'Leary is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

      JOHN OSTER has served as Vice President of the Company and Conifer Realty since 1996. He has also been a Vice President of HP Management since 1998. He joined Conifer as a Vice President in 1988. Before joining Conifer, Mr. Oster was Director of Operations for the New York State Division of Housing and Community Renewal. He is a graduate of Hamilton College.

      JAMES B. QUINN, JR. has served as Vice President of the Company since 1998. He joined the Company in 1997 as the regional leader for the Philadelphia region. Prior to joining the Company, Mr. Quinn was Vice President of Millcreek Realty Group. Mr. Quinn is a graduate of Drexel University.

      SHARON SANFRATELLO has served as a Vice President of the Company since 1998. She joined Home Properties in 1993 as a property manager. Mrs. Sanfratello has been in property management for 18 years. Prior to joining Home Properties, Mrs. Sanfratello worked for Beacon Residential.

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

      ERIC STEVENS has served as a Vice President of the Company and Conifer Realty since 1998. He joined the Company in 1996 in connection with the merger with Conifer. At Conifer, he was a property manager for 13 years in the affordable housing area, including working with the Low Income Housing Tax Credit Program, New York State Housing Finance Agency, New York State Division of Housing and Community Renewal and the U.S. Department of Housing and Urban Development. Mr. Stevens is on the Board of Directors of the Housing Council in Monroe County, Inc. Mr. Stevens is a graduate of Babson College.

      RICHARD J. STRUZZI has served as a Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1983 as a Vice President. Mr. Struzzi is a graduate of the State University of New York at Potsdam and holds a Masters Degree in Public School Administration from St. Lawrence University. He is the son-in-law of Nelson Leenhouts.

      ROBERT C. TAIT has served as a Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1989 and served as a Vice President of Home Leasing since 1992. Prior to joining Home Leasing, he was a manufacturing/industrial engineer with Moscom Corp. Mr. Tait is a graduate of Princeton University, holds a Masters Degree in Business Administration from Boston University and holds the Real Property Administrator Degree from the Building Owners and Managers International Institute. Married to Amy L. Tait, he is the son-in-law of Norman Leenhouts.

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

                      HIGH       LOW       DISTRIBUTION
      1997
      First Quarter   $25-1/4    $22             $.43
      Second Quarter  $23-1/2    $20-1/4         $.43
      Third Quarter   $26        $21-9/16        $.43
      Fourth Quarter  $28-5/16   $25-5/8         $.45

      1998
      First Quarter   $28-1/16   $24-15/16       $.45
      Second Quarter  $27-7/8    $24-7/8         $.45
      Third Quarter   $27-3/16   $21-3/16        $.45
      Fourth Quarter  $26-15/16  $24-1/4         $.48

      As of March 17, 1999, the Company had approximately 3,400 shareholders. It has historically paid distributions on a quarterly basis in the months of February, May, August and November. The Credit Agreements relating to each of the Company's two $50 million lines of credit provide that the Company may not pay any distribution if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of: (i) 90% of funds from operations and 110% of cash available for distribution; and (ii) the amounts required to maintain the Company's status as a REIT.

      Item 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data on a historical basis for the Company and the Original Properties and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K.

                                                                                                                              ORIG.
                                                                                   COMPANY                              PROPERTIES*
                                                                ---------------------------------------------------        --------
                                                                                                               8/4/94        1/1/94
                                                                                                              Through       Through
                                                             1998          1997         1996         1995    12/31/94        8/3/94
                                                          (in thousands, except share, per share and property data)
Revenues:
Rental Income                                            $137,557       $64,002      $42,214      $31,705     $10,995       $11,526
Other Income                                               11,686         5,695        3,456        2,596         948           494
Property management income (1)                                  -             -            -            -           -           834
TOTAL REVENUES                                            149,243        69,697       45,670       34,301      11,943        12,854
Expenses:
Operating and maintenance                                  63,136        31,317       21,859       15,911       5,267         6,329
Property management (1)                                         -             -            -            -           -           625
General & administrative                                    6,685         2,255        1,482        1,200         400           407
Interest                                                   23,980        11,967        9,208        6,432       1,444         3,126
Depreciation & amortization                                23,191        11,200        8,077        6,258       2,191         1,584
TOTAL EXPENSES                                            116,992        56,739       40,626       29,801       9,302        12,071
Income before loss on disposition of property,
     minority interest and extraordinary item              32,251        12,958        5,044        4,500       2,641           783
Loss on disposition of property                                 -         1,283            -            -           -             -
Income before minority interest and
  extraordinary item                                       32,251        11,675        5,044        4,500       2,641           783
Minority interest                                          12,603         4,248          897          455         256             -
Income before extraordinary item                           19,648         7,427        4,147        4,045       2,385           783
Extraordinary item, prepayment penalties,
   net of allocation to minority interest                   (960)       (1,037)            -      (1,249)     (2,498)             -
Net income (loss)                                         $18,688        $6,390       $4,147       $2,796      $(113)          $783
Net income (loss) per common share:
   Basic                                                    $1.34          $.86         $.74         $.52      ($.02)           N/A
   Diluted                                                  $1.33          $.84         $.74         $.52      ($.02)           N/A
Cash dividends declared per common
   share                                                    $1.83         $1.74        $1.69        $1.66        $.26           N/A
Balance Sheet Data:
Real estate, before accumulated depreciation             $940,788      $525,128     $261,773     $198,203    $162,991       $77,371
Total assets                                            1,012,235       543,823      248,631      181,462     148,709        60,014
Total debt                                                418,942       218,846      105,176       91,119      52,816        57,952
Stockholders' equity/Owners' (deficit)                    361,956       151,432       83,030       75,780      81,941       (2,741)
Other Data:
Funds from Operations (2)                                 $56,260       $24,345      $13,384      $11,025      $4,822        $2,348
Cash available for distribution (3)                       $49,044       $21,142      $11,022       $9,348      $4,369        $1,885
Net cash provided by (used in) operating activities       $60,548       $27,285      $14,241       $9,811      $3,151        $2,527
Net cash provided by (used in) investing activities    ($297,788)    ($102,460)    ($25,641)    ($21,348)   ($71,110)      ($1,168)
Net cash provided by (used in) financing activities      $266,877       $77,461      $12,111      $10,714     $68,315      ($1,689)
Weighted average number of shares outstanding:
    Basic                                              13,898,221     7,415,888    5,601,027    5,408,474   5,408,230           N/A
    Diluted                                            14,022,329     7,558,167    5,633,004    5,408,474   5,408,230           N/A
Total communities owned at end of period                     96**            63           28           20          19            12
Total apartment units owned at end of period             23,680**        14,048        7,176        5,650       4,744         3,065

*The Original Properties is not a legal entity but rather a combination of twelve entities which were wholly owned by the predecessor corporation and its affiliates prior to the Company's initial public offering on August 4, 1994.

**Excludes 256 units at Leland Gardens in New Jersey owned at December 31, 1998 in an affiliated entity in contemplation of rehabilitating under the Low Income Housing Tax Credit Program. In January, 1999, a 99% limited partnership interest was transferred to the ultimate tax credit partner.

(1)   Property  management  income  and  expense  represents   the   management
      activities of Home Leasing Corporation prior to the formation of HP Management.

(2) Management considers Funds from Operations to be an appropriate measure of the performance of an equity REIT. Effective January 1, 1996, the Company has adopted NAREIT's revised White Paper definition of
      calculating  funds  from  operations   (New  FFO).    All  prior  periods
      presented  have  been  restated  to conform  to  New  FFO.   "Funds  from
      Operations" is generally defined by NAREIT as net income (loss) before gains (losses) from the sale of property, extraordinary items, plus real estate depreciation, including adjustments for unconsolidated partnerships and joint ventures. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity. Funds from Operations does not actually represent the cash made available to investors in the periods presented.

     Funds from Operations is calculated as follows:

                                                                                                              8/4/94         1/1/94
                                                                                                             THROUGH        THROUGH
                                                    1998           1997           1996           1995       12/31/94         8/3/94
Net income (loss)                                $18,688         $6,390         $4,147         $2,796         ($113)           $783
Depreciation - real property*                     23,715         11,387          8,332          6,525          2,181          1,565
Non-recurring interest amortization                  294              -              -              -              -              -
Loss on disposition of property                        -          1,283              8              -              -              -
Minority interest                                 12,603          4,248            897            455            256              -
Extraordinary item (prepayment penalties)            960          1,037              -          1,249          2,498              -
Funds from Operations                             56,260        $24,345        $13,384        $11,025         $4,822         $2,348
Weighted average shares/units:
    Basic                                       22,871.7       11,373.9        6,813.2        6,015.1        5,983.6            N/A
    Diluted                                     22,995.8       11,516.1        6,845.1        6,015.1        5,983.6            N/A

*Includes amounts passed through from unconsolidated investments.

The FFO presentation above may not be comparable to other similarly titled measures of FFO of other REITs.

Quarterly information on Funds from Operations for the two most recent years is as follows:


1998                                           1st               2nd               3rd                4th            Total

Funds from
  Operations before
  minority interest                       $  9,181          $ 12,813          $ 16,380          $  17,886         $ 56,260
Weighted Average
  Shares/Units:
    Basic                                 17,303.6          21,312.3          25,603.7           27,129.4         22,871.7
    Diluted                               17,501.1          21,500.9          25,746.9           27,245.7         22,995.8
              1997
Funds from
  Operations before
  minority interest                         $4,150            $5,143            $6,136             $8,916          $24,345
Weighted Average
  Shares/Units:
    Basic                                  9,254.7          10,139.1          10,827.1           15,215.1         11,373.9
    Diluted                                9,397.6          10,229.5          10,950.1           15,417.7         11,516.1

 (3) Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $375 ($350 for 1996-1997 and $300 for 1994-1995) per
      apartment unit, $94 per manufactured home site and $.25 per square foot for the 35,000 square foot ancillary convenient shopping area at Wedgewood. It is the Company's policy to fund its investing activities and financing activities with the proceeds of its Line of Credit or new debt or by the issuance of additional Units in the Operating Partnership.

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

      The Company is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of December 31, 1998, the Company operated 259 apartment communities with 34,229 apartments. Of this total, the Company owned 97 communities, consisting of 23,936 apartments, managed as general partner 123 partnerships that owned 7,482 apartments and fee managed 2,811 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

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

      RESULTS OF OPERATIONS

      COMPARISON OF YEAR ENDED DECEMBER  31,  1998  TO  YEAR ENDED DECEMBER 31,
1997.

      The Company owned 27 communities with 6,552 apartment units throughout 1997 and 1998 where comparable operating results are available for the years presented (the "1998 Core Properties"). For the year ending December 31, 1998, the 1998 Core Properties showed an increase in rental revenues of 2.3% and a net operating income increase of 6.9% over the 1997 year-end period. Property level operating expenses decreased 1.9%. Average economic occupancy for the 1998 Core Properties decreased from 94.7% to 94.1%, with average monthly rental rates increasing 2.9% to $627.

           A summary of the 1998 Core Property net operating income is as follows:

                                                       1998                   1997          % CHANGE
Rent                                            $46,587,000            $45,542,000              2.3%
Property Other Income                             1,613,000              1,428,000             13.0%
Total Income                                     48,200,000             46,970,000              2.6%
Operating and Maintenance                      (22,491,000)           (22,919,000)              1.9%
Net Operating Income                            $25,709,000            $24,051,000              6.9%

     During  1998, the Company acquired a total of 9,632 apartment units in
      34 newly acquired communities (the "1998 Communities"). In addition, the Company experienced full year results for the 7,496 apartment units in 35 newly acquired apartment communities (the "1997 Communities") acquired during 1997. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1998. The 1998 Communities exclude 256 units at Leland Gardens in New Jersey owned at December 31, 1998 in an affiliated entity in contemplation of rehabilitating under the Low Income Housing Tax Credit Program. In January, 1999, a 99% limited partnership interest was transferred to the ultimate tax credit partner.

      The Company also disposed of two communities during 1997 with 624 apartment units and a 202-site manufactured home community, all of which had partial results in 1997 (the "1997 Disposed Communities").

      For the year ended December 31, 1998, operating income (income before loss on disposition of property, minority interest and extraordinary item) increased by $19,293,000 when compared to the year ended December 31, 1997. The increase was primarily attributable to the following factors: an increase in rental income of $73,555,000 and an increase in other income of $5,991,000. These changes were partially offset by an increase in operating and maintenance expense of $31,819,000, an increase in general and administrative expense of $4,430,000, an increase in interest expense of $12,013,000 and an increase in depreciation and amortization of $11,991,000.

      Of the $73,555,000 increase in rental income, $38,127,000 is attributable to the 1997 Communities and $37,316,000 is attributable to the 1998 Communities, offset in part by a $2,933,000 reduction attributable to the 1997 Disposed Communities. The balance is a 2.3% increase from the 1998 Core Properties due primarily to an increase of 2.9% in weighted average rental rates, offset by a decrease in occupancy from 94.7% to 94.1%.

      Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, increased in 1998 by $1,392,000. Of this increase, $643,000 is attributable to the 1997 Communities, $1,026,000 is attributable to the 1998 Communities and $185,000 represents a 13.0% increase from the 1998 Core Properties. In addition, $452,000 represents the decrease in the net results for limited partnerships accounted for on the equity method.

      Interest   income  increased  in  1998   by   $2,906,000,   primarily
      attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships.

      Other income increased in 1998 by $1,693,000, including $1,093,000 from increased management fees from residential properties and $329,000 from increased development fee income recognized directly by the Company from communities developed under the federal government's Low Income Housing Tax Credit Program where the Company is the general partner. The increased management fee activity resulted from full year results on 1,020 units managed in Detroit (acquired October, 1997) and 1,337 units in 46 Rural Development properties added in May of 1998.

      Of the $31,819,000 increase in operating and maintenance expenses, $18,469,000 is attributable to the 1997 Communities, $15,236,000 is attributable to the 1998 Communities and a reduction of $1,458,000 is attributable to the 1997 Disposed Communities. The balance for the 1998 Core Properties, a $428,000 reduction in operating expenses, is primarily due to lower gas rates and relatively mild winter weather. Core Property operating expenses, excluding utility expenses, increased approximately 2.0%.

      The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 1998 Core Properties was 46.7% and 48.8% for 1998 and 1997, respectively. This 2.1% reduction is a direct result of lower than normal utility expenses. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company's practice, typical in its markets, of including heating expenses in base rent.

      General and administrative expenses increased in 1998 by $4,430,000, or 196% from $2,255,000 in 1997 to $6,685,000 in 1998. A higher bonus in 1998 compared to 1997 ($1,210,000 versus $287,000) resulted from our incentive compensation plan which rewards exceptional FFO growth per share, contributing 40% of the 196% increase in total G&A. As the Company expands geographically, travel and lodging expenses have increased, along with expenses associated with new and expanding regional offices. In addition, personnel costs have increased to handle the growing owned portfolio, which increased in size by 70% as of December 31, 1998 compared to a year ago. The growth of management fee income recognized directly by the Company, along with its affect on G&A, makes it difficult to compare G&A to historical numbers. If the management fee income is netted against G&A expense, the percentage of remaining G&A compared to adjusted revenue is 3.5% and 2.7% for 1998 and 1997, respectively.

      Interest expense increased in 1998 by $12,013,000 as a result of the acquisition of the 1998 Communities and full year interest expense for the 1997 Communities. The 1997 Communities, costing in excess of $266,000,000, were acquired with $87,000,000 of assumed debt in addition to the use of UPREIT Units. The 1998 Communities, costing in excess of $376,000,000, were acquired with $82,000,000 of assumed debt, in addition to the use of UPREIT Units. Amortization relating to interest rate reduction agreements of $335,000 was included in interest expense during 1998 and 1997. In addition, amortization from deferred charges relating to the financing of properties totaling $457,000 and $276,000 was included in interest expense for 1998 and 1997, respectively. Finally, $294,000 of unamortized fees related to a standby loan facility, which allowed the Company to enter into a non-contingent contract for a 17 property portfolio acquisition, were written off during the third quarter, as the facility was only partially used and quickly repaid.

      The December 31, 1998 balance sheet reflects an unrealized loss on available-for-sale securities of $1,607,000. This reduction to Other Assets and Stockholders Equity represents a markdown from $11,649,000 to $10,042,000 relative to a strategic investment in the common stock of Associated Estates Realty Corporation (NYSE:AEC) of 850,000 shares, representing approximately 4% of the outstanding shares of AEC.

      COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31,
1996.

      The  Company   owned   22  communities  with  5,384  apartment  units
      throughout 1996 and 1997 where comparable operating results are available for the years presented (the "1997 Core Properties"), including 464 units in three communities acquired January 1, 1996. For the year ending December 31, 1997, the 1997 Core Properties showed an increase in rental revenues of 4.4% and a net operating income increase of 8.4% over the 1996 year-end period. Property level operating expense increases were held to 0.7%. Average economic occupancy for the 1997 Core Properties increased to 95.3% from 94.1%, with average monthly rental rates increasing 3.1% to $600. A summary of the 1997 Core Property net operating income is as follows:

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

      The 1997 Disposed Communities consist of two communities with 624 apartment units and a 202-site manufactured home community, all of which had partial results in 1997 and full year results during 1996. Of the two apartment communities, a 604 unit community was sold September 23, 1997 and a 20 unit community was sold on December 15, 1997. The manufactured home community was sold on December 19, 1997. The loss on disposition of these properties totaled $1,283,000.

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

      Of the $21,788,000 increase in rental income, $5,430,000 is attributable to the 1996 Communities and $15,528,000 is attributable to the 1997 Communities, offset in part by a $729,000 reduction attributable to the 1997 Disposed Communities. The balance is a 4.4% increase from the 1997 Core Properties due primarily to an increase of 3.1% in weighted average rental rates, plus an increase in occupancy from 94.1% to 95.3%.

      Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, increased in 1997 by $1,197,000. Of this increase, $121,000 is attributable to the 1996 Communities, $560,000 is attributable to the 1997 Communities and $100,000 represents an 8.8% increase from the 1997 Core Properties. In addition, $416,000 represents the increase in the net results for limited partnerships accounted for on the equity method.

      Interest income and Other income combined, increased in 1997 by $1,042,000. The change was primarily attributable to an increase in interest income of $1,553,000 on construction loans and advances made to affiliated tax credit development partnerships. Partially offsetting this are decreases in the following: development fee income recognized directly by the Company of $349,000 from communities developed under the federal government's Low Income Housing Tax Credit Program where the Company is a general partner, $112,000 from decreased management fees from residential properties and $50,000 from the decrease of the net results from the Management Companies.

      Of the $9,458,000 increase in operating and maintenance expenses, $2,706,000 is attributable to the 1996 Communities, $6,917,000 is attributable to the 1997 Communities and a reduction of $301,000 is attributable to the 1997 Disposed Communities. The balance for the 1997 Core Properties, or $136,000, represents a 0.7% increase over 1996. The major areas of increase in the 1997 Core Properties occurred in personnel and real estate taxes. Helping to offset this expense increase were reductions to insurance and advertising expenses.

      The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 1997 Core Properties was 48.7% and 50.5% for 1997 and 1996, respectively. This 1.8% reduction reflects cost reductions through operating efficiencies and economies of scale inherent in the management of a larger portfolio of communities. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company's practice, typical in its markets, of including heating expenses in base rent.

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

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal liquidity demands are expected to be distributions to stockholders and Operating Partnership unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayments. The Company may also engage in transactions whereby it acquires equity ownership in other public or private companies that own portfolios of apartment communities. Those transactions may be part of a strategy to acquire all of the equity ownership in those other companies.

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

      To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit described below, it intends to satisfy such requirements through the issuance of UPREIT Units, proceeds from the Dividend Reinvestment Plan, property debt financing, or issuing additional common shares or shares of the Company's preferred stock. As of December 31, 1998, the Company owned twenty-three properties, with 3,709 apartment units, which were unencumbered by debt.

      As of February 28, 1997, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $100 million of shares of common stock or other securities. During 1997, $40,750,000 of common shares were issued under this shelf registration including $15,000,000 sold directly to two institutional investors and $25,750,000 placed with an investment banking firm which was immediately resold to the public. During the first four months of 1998, $9,500,000 of common shares were sold to an investment banking firm who included the shares in a unit investment trust and $36,000,000 were issued to one institutional investor. The remaining balance on the shelf, $13,750,000, was added to a new $400 million shelf declared effective in May, 1998. During the balance of the year, $27,400,000 of common shares were sold to an investment banking firm who included the shares in a unit investment trust and $52,700,000 ($49 million net of underwriter's discount) was issued in the Company's first public offering of stock since the IPO. The available balance on the shelf at December 31, 1998 is $333,650,000.

      The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1998, 4,512 apartment units in eight separate transactions were acquired for a total cost of $176,000,000, using UPREIT Units valued at approximately $71,000,000 with the balance paid in cash or assumed debt. During 1997, 5,636 apartment units in four separate transactions were acquired for a total cost of $195,000,000, using UPREIT Units valued in excess of $106,000,000 with the balance paid in cash or assumed debt.

      In May, 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. In June, 1997, the Company repurchased 20,000 shares at a cost of $426,000, reflecting a stock price which Company management felt was an attractive investment opportunity. The Company repurchased an additional 59,600 shares in September, 1998 at a cost of $1,437,000.

      In November, 1995, the Company established a Dividend Reinvestment Plan. The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock, typically purchased at discounts of up to 3%. During 1998, over $72,000,000 of common stock was issued under this plan, approximately twice the level of the previous year.

      As of December 31, 1998, the Company had an unsecured line of credit from Chase Manhattan Bank of $50,000,000 and a $50,000,000 supplemental unsecured revolving credit facility with M&T Bank, both with no outstanding balances. Borrowings under the facilities bear interest, at the Company's option, at either 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institutions. The lines of credit expire on September 4, 1999, with a one year extension at the Company's option.

      As of December 31, 1998, the weighted average rate of interest on the Company's mortgage debt is 7.2% and the weighted average maturity of such indebtedness is approximately ten years. All of the debt was at fixed rates of interest, with maturities staggered. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on results of operations and financial condition.

      The Company's net cash provided by operating activities increased from $27,285,000 for the year ended December 31, 1997 to $60,548,000 for the year ended December 31, 1998. The increase was principally due to the acquisition of the 1997 and 1998 Communities.

      Net cash used in investing activities increased from $102,460,000 in 1997 to $297,788,000 in 1998, resulting from a higher level of acquisitions in 1998 (9,632 apartment units) than in 1997 (6,872 apartment units, net of sales).

      The Company's net cash provided by financing activities increased from $77,461,000 in 1997 to $266,877,000 in 1998.
      The major source of financing in 1997 was $100,400,000 of proceeds from sales of shares of common stock and net debt proceeds which were used to fund property acquisitions and additions. In 1998, proceeds from the sale of common stock and net debt proceeds totaling $316,045,000 were used to fund property acquisitions and additions.

      CAPITAL IMPROVEMENTS

      Total capital improvement expenditures increased from $15,962,000 in 1997 to $42,896,000 in 1998. Of the $42,896,000
      expenditures,   $8,795,000   is   attributable   to   the  1998
      Communities and $21,167,000 is attributable to the 1997 Communities. The balance of $12,934,000 is allocated between the 1998 Core Properties of $10,579,000 and $2,355,000 for corporate office expenditures.

      Recurring, non-revenue enhancing capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Funding for these capital replacements are provided by cash flows from operating activities. The Company estimates that during 1998, approximately $375 per unit was spent on capital replacements to maintain the condition of its properties.

      Of the $10,579,000 incurred for the 1998 Core Properties referred to above, $8,080,000 was incurred to fund non-recurring, revenue enhancing upgrades, including the following: construction of one new community center; the installation of new windows and other energy conservation measures; and the modernization of kitchens and bathrooms. Management believes that these upgrades contributed significantly towards achieving 6.9% average growth in net operating income at the 1998 Core Properties. Of the combined $29,962,000 incurred on 1998 and 1997 acquisition properties referenced above, over $25,000,000 in substantial rehabilitations was incurred as part of management's acquisition and repositioning strategies. The pace of capital replacements was accelerated to improve the overall competitive condition of the properties. Funding for these capital improvements was provided by the line of credit and equity proceeds.

      During 1999, management expects that the communities will benefit further from improvements completed in 1998 and plans to continue to fund similar non-recurring, revenue enhancing upgrades in addition to normal capital replacements.

      IMPACT OF THE YEAR-2000 ON SYSTEM PROCESSING

     THE YEAR 2000 ("Y2K") PROBLEM CONCERNS THE INABILITY OF INFORMATION SYSTEMS TO PROPERLY
     RECOGNIZE AND PROCESS DATE-SENSITIVE INFORMATION BEYOND JANUARY 1, 2000. AS A RESULT, THE Y2K PROBLEM CAN AFFECT ANY SYSTEM THAT USES DATE DATA, INCLUDING MAINFRAMES, PCS, AND EMBEDDED MICROPROCESSORS THAT CONTROL SECURITY SYSTEMS, CALL-PROCESSING SYSTEMS, BUILDING CLIMATE SYSTEMS, ELEVATORS, OFFICE EQUIPMENT AND EVEN FIRE ALARMS. ALL REFERENCES TO PERCENT COMPLETE BELOW ARE AS OF 3/15/99.

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

     Recognizing that the mission critical systems rely heavily on public service vendors, the Company's focus to date has been on business critical systems under the assumption that market forces and regulatory agencies would encourage and monitor the compliance of the telecommunications, utilities and emergency service industries. The Company has set up systems to monitor the progress of mission critical service providers and will develop contingency plans, possibly in coordination with industry organizations, as needed, to minimize the possibility that the Y2K problem would disrupt the lives of its residents, commercial tenants and employees.

     The Company relies exclusively on micro computers (PC's). PC's exist in the corporate office, regional offices and at the communities. The Company is 95% complete with its review and modification of corporate office systems towards Y2K compliance. Outstanding projects include: upgrading the voicemail system and installing Y2K compliant modules of non-critical property management software. Specifically, the software vendors have advised the Company that the property management, accounts payable and general ledger software and payroll software is compliant. The Company will continue a dialog with all software service providers so that any additional upgrades can be completed as necessary.

     The Company is 50% complete with its review and modification of regional office systems and 30% complete with its review and modification of community based systems. The Company has one and one-half full-time employees dedicated to upgrading regional offices and community based systems. Additional information systems employees will assist as needed. Employee participation in this effort is slightly greater than originally anticipated resulting in additions to our dedicated staff. The Company anticipates its regional office systems will be tested for compliance by July 1999 and that its community based systems will be tested for compliance by September 1999. Both of the testing targets have been extended in recognition of the Company's need for more resources than originally anticipated.

     Once all hardware and software components are believed to be Y2K ready, the Company plans to periodically match its systems' inventory against hardware and software component manufacturer upgrade releases to assure that its systems have the most current Y2K upgrades (including any properties acquired).

     The ability of the Company to successfully transact monetary exchanges is key to continued successful operation. For this reason, all financial institutions which the Company has a relationship will be identified and queried for Y2K readiness status during the second quarter of 1999. This evaluation has been delayed as it was felt that a delay would result in a more accurate picture of the bank's status. The Company's significant relationships are with regional and national financial institutions which are also subject to the oversight of various federal regulatory agencies for their Y2K compliance.

     Delivery of goods and services (i.e., building and elevator access, security systems, HVAC, life safety, etc.) to the Company's communities and offices must continue to be provided without interruption. The Company expects to have surveyed all critical suppliers by June to determine their Y2K readiness status.

     CONTINGENCY PLANS

     Testing will begin in August 1999 to determine the Company's business critical system readiness. Based on testing results, contingency plans may be put in place. This target date has been changed as management is more comfortable that the time required to develop contingency plans will be less than originally planned.

     RISKS

     Since the Company's major source of income is rental payments under term leases at communities located in different municipalities, the failure of business critical systems at any one community is not expected to have a material adverse effect on the Company's financial condition, results of operations and liquidity. Given the complexity and general uncertainty of the Y2K issues in the gas, electric, telecommunications, banking and related industries, even the most comprehensive program, however, cannot assure that unforeseen problems will not occur. The Company therefore is unable at this time to determine whether any unforeseen impacts could have a material effect on the Company's financial condition. The Company believes that upon the full implementation of our upgraded business system and assuming Y2K compliance of our public service vendors, the possibility of significant interruptions of normal operations should not be material.

     COSTS

     The total cost of the Company's Y2K activities, which is estimated at $675,000, is not expected to have a material effect on the Company's financial position. Approximately $375,000 has been expended as of March 15, 1999. The remaining expenditures to be incurred will be funded from operations. A majority of these costs are an acceleration of the amounts the Company would anticipate incurring to upgrade business systems, regardless of the Y2K problem, considering the evolution of technology and the requirements for running newly acquired and improved system applications.

      ENVIRONMENTAL ISSUES

      Phase I environmental audits have been completed on substantially all of the Owned Properties. There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Furthermore, no condition is known to exist that would give rise to a liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

      RECENT ACCOUNTING PRONOUNCEMENTS

     The Company is not aware of any pronouncements which would have a material impact.




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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK See Note 4 - Mortgage Notes Payable in the Consolidated Financial Statements of the Company concerning interest rate risk.

       See   Management's   Discussion   and  Analysis  of  Financial
       Condition and Results of
       Operations   concerning  market  risk  on   available-for-sale
       securities.

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

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING
           AND FINANCIAL
       DISCLOSURE

       None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      DIRECTORS

      The Board of Directors (the "Board") currently consists of eleven members. The terms for all of the directors of Home Properties expire at the 1999 Shareholders' Meeting.

      The information sets forth, as of February 28, 1999, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

                                          Year First
     NAME OF DIRECTOR       AGE        ELECTED DIRECTOR

     Burton S. August, Sr.   83              1994
     William Balderston, III 71              1994
     Richard J. Crossed      59              1996
     Alan L. Gosule          58              1996
     Leonard F. Helbig, III  53              1994
     Roger W. Kober          65              1994
     Nelson B. Leenhouts     63              1993
     Norman Leenhouts        63              1993
     Clifford W. Smith, Jr.  52              1994
     Paul L. Smith           63              1994
     Amy L. Tait             40              1993

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

     RICHARD J. CROSSED has served as an Executive Vice President and as a director of the Company and as a director, President and Chief Executive Officer of Conifer Realty since January 1, 1996. He is also Executive Vice President of HP Management. He served as President and Chief Executive Officer of Conifer from 1985. Prior to becoming President of Conifer, he served as Director of Development for Conifer. Mr. Crossed is a director of St. Joseph's Villa and is active in many housing organizations. He has served on the New York State Housing Turnkey Task Force and New York State Low-Income Housing Tax Credit Task Force. Mr. Crossed is a graduate of Bellarmine College.

     ALAN L. GOSULE, has been a director of the Company since December, 1996. Mr. Gosule has been a partner in the law firm of Roger & Wells LLP, New York, New York, since August, 1991 and prior to that time was a partner in the law firm of Gaston & Snow. He serves as Chairman of the Rogers & Wells LLP Tax Department and Real Estate Securities practice group. Mr. Gosule is a graduate of Boston University and its Law School and received a LL.M. from Georgetown University. Mr. Gosule also serves on the Boards of Directors of 15 funds of the Northstar Mutual Funds, the Simpson Housing Limited Partnership, F.C.
     Putnam Investment Management Company and CORE Cap, Inc.. Rogers & Wells LLP acted as counsel to Coopers & Lybrand, LLP in its capacity as advisor to the State Treasurer of the State of Michigan in connection with its investment of retirement funds in the Operating Partnership and Mr. Gosule was the nominee of the State Treasurer under the terms of the investment agreements relating to the transaction.

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

     ROGER W. KOBER has been a director of the Company since August, 1994. Mr. Kober is currently a director of Rochester Gas and Electric Corporation where he was employed from 1965 until his retirement on January 1, 1998. From March, 1996 until January 1, 1998 Mr. Kober served as Chairman and Chief Executive Officer of Rochester Gas and Electric Corporation. He is also a member of the Board of Trustees of Rochester Institute of Technology. Mr. Kober is a graduate of Clarkson College and holds a Masters Degree in Engineering from Rochester Institute of Technology.

     NELSON B. LEENHOUTS has served as President, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as President and Chief Executive Officer of HP Management since its formation and has been a director of Conifer Realty since its formation. He has been a Vice President of Conifer Realty since 1998. Nelson Leenhouts was the founder, and a co-owner, together with Norman Leenhouts, of Home Leasing, and served as President of Home Leasing from 1967. He is a director of Hauser Corporation. Nelson Leenhouts is a graduate of the University of Rochester. He is the twin brother of Norman Leenhouts.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 4, 1999 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM  12.    SECURITIES  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 4, 1999 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 4, 1999 under "Certain Relationships and Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

           (a)  1 and 2.  Financial Statements and Schedules

           The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.


                  HOME PROPERTIES OF NEW YORK, INC.

                  CONSOLIDATED FINANCIAL STATEMENTS

                                                       PAGE

Report of Independent Accountants                       F-2

Consolidated Balance Sheets
  as of December 31, 1998 and 1997                      F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1998, 1997 and 1996  F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 F-5

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996 F-6

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1998, 1997 and 1996   F-7

Notes to Consolidated Financial Statements              F-8

Report of Independent Accountants on Financial
  Statement Schedule                                    F-26

Schedule III:
  Real Estate and Accumulated Depreciation              F-27


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

2.3 Purchase and Sale Agreement dated July 25, 1997 by and between Home Properties of New York, L.P. and Louis S. and Molly S. Wolk Foundation.

2.4 Purchase and Sale Agreement dated April 30, 1997 between Home Properties of New York, L.P. and Briggs Wedgewood Associates, L.P.

2.5 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Chesfield Partnership.

2.6 Agreement and Plan of Merger dated July 31, 1997 between Home Properties of New York, L.P. and Valspring Partnership.

2.7 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Exmark Partnership.

2.8 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and New Orleans East Limited Partnership.

2.9 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Glenvwk Partnership.

2.10 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and PK Partnership.

2.11 First Amendment to Agreement and Plan of Merger, dated September 1, 1997 between Home Properties of New York, L.P. and PK Partnership and its partners.

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

2.18 Purchase and Sale Agreement among Home Properties of New York, L.P. and Anthony M. Palumbo and Daniel Palumbo.

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

2.21 Contribution Agreement, dated November 17, 1997 among Home Properties of New York, L.P. and various trusts relating to Scotsdale Apartments.

2.22 Contribution Agreement, dated November 7, 1997 among Home Properties of New York, L.P. and Donald Schefmeyer and Stephen
     W. Hall relating to Candlewood Apartments, together with Amendment No. One dated December 3, 1997.

2.23 Purchase and Sale Agreement dated November 26, 1997 among Home Properties of New York, L.P. and Cedar Glen Associates.

2.24 Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC.

2.25 Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC.

2.26 Contract of Sale between Lake Grove Associates Corp. and Home Properties of New York, L.P., dated December 12, 1996, relating to the Lake Grove Apartments.

2.27 Form of Contribution Agreement among Home Properties of New York, L.P. and Strawberry Hill Apartment Company LLLP, Country Village Limited Partnership, Morningside Six, LLLP, Morningside North Limited Partnership and Morningside Heights Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form.

2.28 Form of Purchase and Sale Agreement with schedule setting forth material details in which documents differ from form.

3.1 Articles of Amendment and Restatement of the Articles of Incorporation of Home Properties of New York, Inc.

3.2 Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.

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

4.6 Mortgage Note made by Home Properties of New York, L.P. payable to Manufacturers
     and   Traders   Trust  Company  in  the  principal   amount   of
     $12,298,000.

4.7 Spreader, Consolidation, Modification and Extension Agreement between Home Properties of New York, L.P. and John Hancock Mutual Life Insurance Company, dated as of October 26, 1995, relating to indebtedness in the principal amount of $20,500,000.

4.8  Amended  and  Restated Stock Benefit Plan of Home Properties  of
     New York, Inc.

4.9 Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.10 Amendment No. One to Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock
     Purchase Plan.

4.11 Amendment No. Two to Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

4.12 Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

4.13  Amendment   No.   Three   to   Amended  and  Restated  Dividend
      Reinvestment, Stock Purchase, Resident Stock Purchase  and
      Employee  Stock Purchase Plan.

4.14 Directors' Stock Grant Plan.

4.15 Director, Officer and Employee Stock Purchase and Loan Program.

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

10.7 Home Properties Trust Declaration of Trust,  dated September 19,
     1997.

10.8 Employment Agreement between Home Properties of New York, L.P. and Norman P. Leenhouts.

10.9 Amendments No. One, Two and Three to the Employment Agreement between Home Properties of New York, L.P. and Norman P. Leenhouts.

10.10 Employment Agreement between Home Properties of New York, L.P. and Nelson B. Leenhouts.

10.11 Amendments No. One, Two and Three to the Employment Agreement between Home Properties of New York, L.P. and Nelson B. Leenhouts.

10.12 Employment Agreement between Home Properties of New York, L.P. and Richard J. Crossed.

10.13 Amendments No. One and Two to the Employment Agreement between Home Properties of New York, L.P. and Richard J. Crossed.

10.14 Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors.

10.15 Indemnification Agreement between Home Properties of New York, Inc. and Richard J. Crossed.

10.16 Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule.

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

10.27 Subordination Agreement between Home Properties of New York, Inc. and The Chase Manhattan Bank relating to the Executive and Director Stock Purchase and Loan Program.

10.28 Partnership Interest Purchase Agreement,  dated  as of December
      23,   1996  among  Home  Properties  of  New  York,  Inc.,  Home
      Properties  of  New  York, L.P. and State of Michigan Retirement
      Systems.

10.29 Registration Rights Agreement, dated as of December 23, 1996 between Home Properties of New York, Inc. and State of Michigan Retirement Systems.

10.30 Lock-Up  Agreement,  dated   December  23,  1996 between  Home
      Properties  of  New York, Inc. and State of Michigan  Retirement
      Systems.

10.31 Agreement, dated as of April 13, 1998, between Home Properties of New York, Inc. and the Treasurer of the State of Michigan.

10.32 Credit Agreement, dated as of September 4, 1997, among Home Properties of New York, L.P. and The Chase Manhattan Bank, as
      Administrative   Agent,  Chase  Securities  Inc.,  as  Arranger,
      Manufacturers and Traders Trust Company, as Co-Agent.

10.33 Amendment No. One, to Credit Agreement dated as of September 4, 1997, among Home Properties of New York, L.P., a New York limited partnership, the Lenders party hereto, The Chase Manhattan Bank, as Administrative Agent, and Manufacturers and Traders Trust Company, as Co-Agent.

10.34 Promissory Note, dated September 4, 1997 from Home Properties of New York, L.P. to The Chase Manhattan Bank.

10.35 Promissory Note, dated September 4, 1997 from Home Properties of New York, L.P. to Manufacturers and Traders Trust Company.

10.36 Amendment No. Nine to the Second Amended and Restated Agreement of Limited Partnership to the Operating Partnership.

10.37 Credit Agreement dated as of July 6, 1998 among Home Properties of New York, L.P. and Manufacturers and Traders Trust Company.

10.38 Agreement and Amendment No. One to Credit Facility Agreement, dated December 11,
      1998 between Home Properties of New York, Inc. and Manufacturers and Traders Trust Company.

10.39 Master Credit Facility Agreement by and among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp., dated as of August 28, 1998.

10.40 First Amendment to Master Credit Facility Agreement, dated as of December 11, 1998 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae.

10.41 Amendments No. Ten through Seventeen to the Second Amended and Restated Limited Partnership Agreement.

21   List of Subsidiaries of  Home Properties of New York, Inc.

23   Consent of PricewaterhouseCoopers LLP.

27   Financial Data Schedule.

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


SIGNATURE                  TITLE                       DATE

/S/ NORMAN P. LEENHOUTS Director, Chairman of the March 17, 1999
Norman P. Leenhouts   Board of Directors and
                      Co-Chief Executive
                      Officer (Co-Principal
                      Executive Officer)

/S/ NELSON B. LEENHOUTS  Director, President     March 17, 1999
Nelson B. Leenhouts   and Co-Chief Executive
                      Officer (Co-Principal
                      Executive Officer)


/S/ RICHARD J. CROSSED  Director, Executive Vice March 17, 1999
Richard J. Crossed    President


/S/ AMY L. TAIT       Director, Executive Vice March 17, 1999
Amy L. Tait           President


/S/ DAVID P. GARDNER  Vice President, Chief Financial March 17, 1999
David P. Gardner      Officer and Treasurer
                      (Principal Financial and
                       Accounting Officer)

SIGNATURE                    TITLE                       DATE


/S/ BURTON S. AUGUST, SR.    Director              March 17, 1999
Burton S. August, Sr.


/S/ WILLIAM BALDERSTON, III  Director              March 17, 1999
William Balderston, III


/S/ ALAN L. GOSUL            Director              March 17, 1999
Alan L. Gosule


/S/ LEONARD F. HELBIG, III   Director              March 17, 1999
Leonard F. Helbig, III


/S/ ROGER W. KOBER           Director              March 17, 1999
Roger W. Kober


/S/ CLIFFORD W. SMITH, JR.   Director              March 17, 1999
Clifford W. Smith, Jr.


/S/ PAUL L. SMITH            Director              March 17, 1999
Paul L. Smith

                  HOME PROPERTIES OF NEW YORK, INC.

   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                       PAGE

Report of Independent Accountants                      F-2

Consolidated Balance Sheets
  as of December 31, 1998 and 1997                     F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1998, 1997 and 1996 F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 F-5

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996 F-6

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1998, 1997 and 1996  F-7

Notes to Consolidated Financial Statements             F-8

Report of Independent Accountants on
 Financial Statement Schedule                          F-26

Schedule III:
  Real Estate and Accumulated Depreciation             F-27

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Home Properties of New York, Inc.


In our opinion, the accompanying consolidated financial statements listed in item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of Home Properties of New York, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
January 30, 1999

                  HOME PROPERTIES OF NEW YORK, INC.

                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1998 and 1997
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                 1998                          1997
ASSETS
Real estate:
  Land                                                                                     $  119,221                      $ 62,640
  Buildings, improvements and equipment                                                       821,567                       462,488
                                                                                              940,788                       525,128
  Less:  accumulated depreciation                                                          (  65,627)                      (46,531)
     Real estate, net                                                                         875,161                       478,597
Cash and cash equivalents                                                                      33,446                         3,809
Cash in escrows                                                                                17,431                        10,211
Accounts receivable                                                                             6,269                         3,531
Prepaid expenses                                                                                6,155                         5,305
Deposit                                                                                           175                           605
Investment in and advances to affiliates                                                       54,229                        35,585
Deferred charges                                                                                2,749                         1,637
Other assets                                                                                   16,620                         4,543
     Total assets                                                                          $1,012,235                      $543,823
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                     $  418,942                      $210,096
Line of Credit                                                                                      -                         8,750
Accounts payable                                                                                8,300                         5,082
Accrued interest payable                                                                        1,962                         1,077
Accrued expenses and other liabilities                                                          4,962                         4,374
Security deposits                                                                              11,404                         6,165
     Total liabilities                                                                        445,570                       235,544
Minority interest                                                                             204,709                       156,847
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                            -                             -
   Common stock, $.01 par value; 50,000,000
     shares authorized; 17,635,000 and 9,317,556 shares
     issued and outstanding at December 31, 1998 and
     1997, respectively                                                                           177                            93
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                            -                             -
   Additional paid-in capital                                                                 401,814                       176,021
   Distributions in excess of accumulated earnings                                         (  26,622)                      (19,700)
   Unrealized loss on available-for-sale securities                                        (   1,607)                             -
   Treasury stock, at cost, 79,600 and 20,000 shares at
    December 31, 1998 and 1997, respectively                                               (   1,863)                      (   426)
   Officer and director notes for stock purchases                                          (   9,943)                      ( 4,556)
     Total stockholders' equity                                                               361,956                       151,432
     Total liabilities and stockholders' equity                                            $1,012,235                      $543,823

The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                            1998                    1997                       1996
Revenues:
  Rental income                                                         $137,557                 $64,002                    $42,214
  Property other income                                                    3,614                   2,222                      1,025
  Interest income                                                          5,102                   2,196                        643
  Other income                                                             2,970                   1,277                      1,788
     Total Revenues                                                      149,243                  69,697                     45,670
Expenses:
  Operating and maintenance                                               63,136                  31,317                     21,859
  General and administrative                                               6,685                   2,255                      1,482
  Interest                                                                23,980                  11,967                      9,208
  Depreciation and amortization                                           23,191                  11,200                      8,077
     Total Expenses                                                      116,992                  56,739                     40,626
Income before loss on disposition of
  property, minority interest and
  extraordinary item                                                      32,251                  12,958                      5,044
Loss on disposition of property                                                -                   1,283                          -
Income before minority interest and
  extraordinary item                                                      32,251                  11,675                      5,044
Minority interest                                                        12,603                    4,248                        897
Income before extraordinary item                                          19,648                   7,427                      4,147
Extraordinary item, prepayment
  penalties, net of $595 in 1998 and
  $737 in 1997 allocated to minority
  interest                                                                 (960)                 (1,037)                          -
Net Income                                                               $18,688                 $ 6,390                    $ 4,147
Basic earnings per share data:
  Income before extraordinary item                                      $   1.41                $   1.00                    $   .74
  Extraordinary item                                                   ($   .07)               ($   .14)                          -
  Net income                                                            $   1.34                $    .86                    $   .74
Diluted earnings per share data:
  Income before extraordinary item                                      $   1.40                $    .98                    $   .74
  Extraordinary item                                                   ($   .07)               ($   .14)                          -
  Net income                                                            $   1.33                $    .84                    $   .74
Weighted average number of shares outstanding:
  Basic                                                               13,898,221               7,415,888                  5,601,027
  Diluted
                                                                      14,022,329               7,558,167                  5,633,004

The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                           Officer/
                                                                              Distributions                                Director
                                                                Additional     in Excess of      Accumulated              Notes for
                                              Common Stock         Paid-In      Accumulated    Comprehensive   Treasury       Stock
                                            Shares    Amount       Capital         Earnings           Income      Stock    Purchase

Balance, January 1, 1996                 5,408,817       $54       $83,413       ($  7,687)            $   -     $    -     $     -
Issuance of common stock, net              735,681         7        14,679                                                  (2,061)
Net income                                                                            4,147
Dividends paid ($1.69 per share)                         __                       (  9,522)            _____      _____
Balance, December 31, 1996               6,144,498        61        98,092        ( 13,062)                -          -     (2,061)
Issuance of common stock, net            3,148,750        31        77,087                                                  (2,272)
Interest on notes for stock
  purchase                                                                                                                  (  223)
Net income                                                                            6,390
Conversion of UPREIT Units
  for  stock                                44,308         1           842
Purchase of treasury stock                (20,000)                                                              (  426)
Dividends paid ($1.74 per share)                                                  ( 13,028)           ______      _____
Balance, December 31, 1997               9,317,556        93       176,021        ( 19,700)                -    (  426)     (4,556)
Issuance of common stock, net            8,301,072        83       205,483                                                  (5,236)
Interest on notes for stock
 purchase                                                                                                                   (  151)
Net income                                                                           18,688
Unrealized loss on
  available-for-sale securities                                                                      (1,607)
Conversion of UPREIT Units for
  stock                                     75,972         1           800
Purchase of treasury stock                (59,600)                                                              (1,437)
Adjustment of minority interest                                     19,510
Dividends paid ($1.83 per share)         _________     _____      ________        _(25,610)                -    _______     _______
                                        17,635,000      $177      $401,814        ($26,622)         ($1,607)   ($1,863)    ($9,943)

The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)


                                                      1998           1997           1996
Net Income                                         $18,688         $6,390         $4,147
Comprehensive income:
 Unrealized loss on
 available-for-sale securities                     (1,607)              -              -
Net comprehensive income                           $17,081         $6,390         $4,147


The accompanying notes are an integral part of these consolidated financial statements.

                     HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              (IN THOUSANDS)

                                                                                    1998                 1997                  1996
Cash flows from operating activities:
  Net income                                                                   $  18,688             $  6,390               $ 4,147
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in income of affiliates                                                  146             (   285)                    81
     Income allocated to minority interest                                        12,603                4,248                   897
     Extraordinary item allocated to minority interest                         (    595)             (   737)                     -
     Depreciation and amortization                                                24,405               11,938                 8,667
     Unrealized loss on available-for-sale securities                              1,607                    -                     -
     Loss on disposition of property                                                   -                1,283                     -
     Changes in assets and liabilities:
        Other assets                                                           (  6,236)             ( 4,555)              ( 1,422)
        Accounts payable and accrued liabilities                                   9,930                9,003                 1,871
     Total adjustments                                                            41,860               20,895                10,094
     Net cash provided by operating activities                                    60,548               27,285                14,241
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed
     and UPREIT Units issued                                                   (225,490)             (71,876)              (14,026)
   Additions to properties                                                     ( 42,896)            ( 15,962)              ( 8,843)
   Deposits on property                                                              430            (    605)              ( 1,900)
   Advances to affiliates                                                      ( 54,105)            ( 41,121)              (15,379)
   Payments on advances to affiliates                                             35,922               13,791                14,507
   Proceeds from sale of properties                                                    -               13,313                     -
   Purchase of available-for-sale securities                                    (11,649)                    -                     -
      Net cash used in investing activities                                    (297,788)            (102,460)              (25,641)
Cash flows from financing activities:
   Proceeds from sale of common stock                                            200,179               74,625                12,625
   Purchase of treasury stock                                                  (  1,437)            (    426)                     -
   Proceeds from mortgage notes payable                                          187,481               72,175                 4,530
   Payments of mortgage notes payable                                          ( 60,536)            ( 54,388)              (21,822)
   Proceeds from line of credit                                                  156,800              153,650                34,030
   Payments on line of credit                                                  (165,550)            (144,900)              (38,530)
   Additions to deferred loan costs                                            (  2,329)            (    762)              (   243)
   Additions to cash escrows                                                   (  7,220)            (  4,574)              ( 1,883)
   Dividends and distributions paid                                            ( 40,511)            ( 17,939)              (11,537)
   Capital contribution to minority interest                                     _____ -                    -                34,941
      Net cash provided by financing activities                                  266,877               77,461                12,111
Net increase in cash                                                              29,637                2,286                   711
Cash and cash equivalents:
   Beginning of year                                                               3,809                1,523                   812
   End of year                                                                 $  33,446             $  3,809               $ 1,523

  The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 1   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership. As of December 31, 1998, the Company operated 259 apartment communities with 34,229 apartments. Of this total, the Company owned 97 communities, consisting of 23,936 apartments, managed as general partner 123 partnerships that owned 7,482 apartments and fee managed 2,811 apartments for affiliates and third parties. The Company also fee managed 1.7 million square feet of office and retail properties.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its 64.0% (56.1% at December 31, 1997) general partnership interest in the Operating Partnership. The remaining 36.0% (43.9% at December 31, 1997) is reflected as Minority Interest in these consolidated financial statements. Investments in which the Company does not have control are presented on the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE

     Real estate is recorded at the lower of cost or net realizable value. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. When retired or otherwise disposed of, the related cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. There was $189, $0 and $63 of interest capitalized in 1998, 1997 and 1996, respectively. Ordinary repairs and maintenance are expensed as incurred.

     The Company quarterly reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such losses have been recognized to date.

                          HOME PROPERTIES OF NEW YORK, INC.

                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEPRECIATION

     Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment - 5-40 years; and tenant improvements - life of related lease. Depreciation expense charged to operations was $23,067, $11,104 and $7,979 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     DEFERRED CHARGES

     Costs relating to the financing of properties and interest rate reduction agreements are deferred and amortized over the life of the related agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs. The range of the terms of the agreements are from 1-32 years. Accumulated amortization was $2,592 and $1,791 as of December 31, 1998 and 1997, respectively.

     AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities are recorded at fair market value based upon quoted prices, with the unrealized gain (loss) recorded as a component of stockholders' equity.

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

     ADVERTISING

     Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $2,891, $1,291 and $1,256 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   HOME PROPERTIES OF NEW YORK, INC.

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

     INCOME TAXES

     The Company has elected to be taxed as a real estate investment trust ( " REIT " ) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 1998, 1997 and 1996. Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.

     EARNINGS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

                   HOME PROPERTIES OF NEW YORK, INC.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE (CONTINUED)

     Income before extraordinary item, extraordinary item and net income are the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                   1998                  1997                  1996
     Basic weighted average number
     of shares outstanding
                                                             13,898,221             7,415,888             5,601,027
     Effect of dilutive stock options
                                                                124,108               142,279                31,977
     Diluted weighted average number
     of shares outstanding
                                                             14,022,329             7,558,167             5,633,004

           Unexercised stock options to purchase 138,500, 116,500, and 52,146 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 1998, 1997 and 1996, respectively.

     ACCOUNT RECLASSIFICATIONS

     Certain account balances at December 31, 1997 and December 31, 1996 were reclassified to conform to account classifications used by the Company at December 31, 1998. These changes had no effect on reported results of operations or financial position.

                   HOME PROPERTIES OF NEW YORK, INC.

     INVESTMENT IN AND ADVANCES TO AFFILIATES

     The Company has investments in and advances to approximately 130 limited partnerships where the Company acts as managing general partner. In addition, there are investments in other affiliated entities. The following is summarized financial information for the investment in and advances to affiliates as of and for the years ended December 31, 1998 and 1997:

                                                           1998             1997
Balance Sheets:
  Real estate, net                                     $225,128         $141,625
  Other assets                                           29,796           23,319
    Total assets                                       $254,924         $164,944
  Mortgage notes payable                               $165,838         $113,380
  Advances from general partner                          39,437           27,577
  Other liabilities                                      32,324           11,946
  Partners' equity                                       17,325           12,041
    Total liabilities and partners' equity             $254,924         $164,944
                                                           1998             1997             1996
Operations:
  Gross revenues                                        $38,958          $26,536          $22,495
  Operating expenses                                   (21,078)         (13,817)         (11,628)
  Mortgage interest expense                             (8,036)          (6,699)          (5,417)
  Depreciation and amortization                        (10,725)          (7,359)          (6,325)
    Net loss                                             $(881)         $(1,339)           $(875)
    Company's share (included in
      property other income)                             $(259)             $193           $(223)

     Reconciliation of interests in the underlying net assets to the Company's carrying value of property investments in and advances to affiliates:

                                                                            1998                1997
Partners' equity, as above                                               $17,325             $12,041
Equity of other partners                                                  12,383               9,982
Company's share of investments in limited
    partnerships                                                           4,942               2,059
Advances to limited partnerships, as above                                39,437              27,577
Company's investment in and advances to limited
    partnerships                                                          44,379              29,636
Company's investment in Management Companies
    (see Note 9)                                                             388                 607
Company's advances to Management Companies                                 9,462               5,342
Carrying value of investments in and advances to
    affiliates                                                           $54,229             $35,585

                       HOME PROPERTIES OF NEW YORK, INC.

     MORTGAGE NOTES PAYABLE

     Mortgage notes, collateralized by certain properties, are as follows:


                                       DECEMBER 31         Current Fixed                                         Maturity
                                              1998                  1997         INTEREST RATE                       DATE
Various                                  $       -              $ 41,864                   N/A                        N/A
Unsecured note payable                           3                    38                  2.50                       1999
Perinton & Riverton                         11,872                11,983                  6.75         *             2000
Philadelphia (2 properties)                  4,839                 4,949                  8.50                       2001
New York (4 properties)                     19,537                19,867                  7.75                       2002
Royal Gardens                               11,649                11,919                  7.66                       2002
Racquet Club                                12,136                     -                  7.63                       2003
Rolling Park                                 2,866                     -                  7.88                       2003
Curren Terrace                               9,597                 9,731                  8.36                       2003
Sherry Lake                                  6,623                     -                  7.88                       2004
Glen Manor                                   3,701                 3,752                  8.13                       2004
Colonies                                    12,535                     -                  8.88                       2004
Springcreek & Meadows                        3,162                 3,200                  7.63         *             2004
Idylwood                                     9,305                 9,390                  8.63                       2005
Carriage Hill - MI                           3,914                     -                  7.36                       2006
Carriage Park                                5,637                     -                  7.48                       2006
Cherry Hill                                  4,527                     -                  7.99                       2006
Mid-Island Estates                           6,675                 6,675                  7.50         *             2006
Newcastle                                    6,150                 6,150                  6.00         *             2006
Country Village                              6,670                     -                  8.39                       2006
Raintree Island                              6,400                 6,495                  8.50                       2006
Woodgate Place                               3,440                 3,473                  7.87                       2007
Strawberry Hill                              2,073                     -                  8.26                       2007
Detroit Portfolio (10 properties)           49,293                50,000                  7.51                       2008
Hamlet Court                                 1,792                 1,812                  7.11         *             2008
Candlewood - IN                              7,909                     -                  7.02                       2008
Valley Park South                           10,079                10,175                  6.93                       2008
Conifer Village                              2,765                 2,910                  7.20                       2010
Multi-Property (7)                          58,881                     -                  6.16                       2011
Baltimore (2 properties)                    20,419                     -                  6.99                       2013
Multi-Property (22)                        100,000                     -                  6.48                       2013
Pines of Perinton                            8,875                     -                  8.50                       2018
Fairways at Village Green                    4,436                 4,513                  8.23                       2019
Raintree Island                              1,182                 1,200                  8.50                       2020
Total/Average                             $418,942              $210,096                  7.17

      *The interest rate on these mortgages will convert to a variable rate on various dates between 1999 and 2003 and continue until maturity.

     Principal payments on the mortgage notes payable for years subsequent to December 31, 1998 are as follows:

     1999                  $   4,269
     2000                     16,088
     2001                      9,101
     2002                     33,191
     2003                     26,766
     Thereafter              329,527
                            $418,942

                       HOME PROPERTIES OF NEW YORK, INC.

4    MORTGAGE NOTES PAYABLE (CONTINUED)

     The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $430,000 at December 31, 1998.

     The Company has incurred prepayment penalties on debt restructurings which are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $1,555 and $1,774 for the years ended December 31, 1998 and 1997, respectively. The 1998 paydowns totaled $54,879 from 14 debt instruments which were financed by three new borrowings in excess of $179,000. The 1997 paydowns totaled $34,626 from one debt instrument which was financed by one new borrowing of $50,000.

5    LINE OF CREDIT

     As of December 31, 1998, the Company had an unsecured line of credit from Chase Manhattan Bank of $50,000 and a $50,000 supplemental unsecured revolving credit facility with M&T Bank, both with no outstanding balances. The lines of credit expire on September 4, 1999, with a one year extension at the Company's option. Borrowings bear interest at 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institutions.

6    MINORITY INTEREST

     The changes in minority interest for the two years ended December 31:

                                                                                               1998                        1997
Balance, beginning of year                                                                 $156,847                   $  52,730
Issuance of UPREIT Units associated with
  property acquisitions                                                                      71,067                     106,359
Adjustment from minority interest to stockholders' equity                                  ( 19,510)                          -
Exchange of Units for Shares                                                               (    801)                  (     843)
Net income                                                                                   12,008                       3,511
Distributions                                                                              (14,902)                   (   4,910)
Balance, end of year                                                                       $204,709                    $156,847

7    STOCKHOLDERS' EQUITY

     DIVIDEND REINVESTMENT PLAN

     In November, 1995, the Company adopted the Dividend Reinvestment, Stock Purchase,
     Resident Stock Purchase and Employee Stock Purchase Plan (the "DRIP" ). The DRIP
     provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly or other voluntary cash investments, also typically at a discount of 3% from the market price, in shares of common stock. A total of $72 million, $34 million and $12 million, net of officer and director notes, was raised through this program during 1998, 1997 and 1996, respectively.

                       HOME PROPERTIES OF NEW YORK, INC.

7    STOCKHOLDERS' EQUITY (CONTINUED)

     OFFICER AND DIRECTOR NOTES FOR STOCK PURCHASES

     On August 12, 1996, eighteen officers and the six independent directors purchased an aggregate of 208,543 shares of common stock through the DRIP at the price of $19.79. The purchases were financed 50% from a bank loan and 50% by a recourse loan from the Company. The Company loans bear interest at 7% per annum and mature in August, 2016. The Company loans are subordinate to the above-referenced bank loans, and are collateralized by pledges of the 208,543 common shares. The loans are expected to be repaid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full.

     On November 10, 1997, twenty-one officers and five of the independent directors purchased an aggregate of 169,682 shares of common stock through the DRIP at the price of $26.66. The purchases were financed 50% from a bank loan and 50% by a recourse loan from the Company. The Company loans bear interest at 6.7% per annum and mature in November, 2017. The Company loans are subordinate to the above-referenced bank loans, and are collateralized by pledges of the 169,682 common shares. The loans are expected to be repaid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full.

     STOCK PURCHASE AND LOAN PLAN

     In May, 1998, the Company adopted the Director, Officer and Employee Stock Purchase and Loan Plan (the "Stock Purchase Plan"). The program provides for the sale and issuance, from time to time as determined by the Board of Directors, of up to 500,000 shares of the Company's Common Stock to the directors, officers and key employees of the Company for consideration of not less than 97% of the market price of the Common Stock. The Stock Purchase Plan also allows the Company to loan the participants up to 100% of the purchase price (50% for non-employee directors).

     On August 12, 1998, thirty officers/key employees and the six independent directors purchased an aggregate of 238,239 shares of common stock through the Stock Purchase Plan at the price of $24.11. The purchases for the officers/key employees were financed 100% by a recourse loan from the Company (50% for non-employee directors). The loans bear interest at 7.13% per annum and mature on the earlier of the maturity of the 1996 and 1997 phases of the loan program or August, 2018. The loans are collateralized by pledges of the common stock and are expected to be repaid from the regular quarterly dividends paid on the shares.

                        HOME PROPERTIES OF NEW YORK, INC.

7    STOCKHOLDERS' EQUITY (CONTINUED)

     DIVIDENDS

     Stockholders are taxed on dividends  and  must  report  such  dividends as
     either  ordinary  income,  capital  gains,  or as return of capital.   The
     appropriate amount of each per common share is as follows:


                 ORDINARY INCOME         RETURN OF CAPITAL
1996                  51.1%                    48.9%
1997                  50.1%                    49.9%
1998                  79.4%                    20.6%

     OPERATING PARTNERSHIP UNITS/INTERESTS

     Units in the Operating Partnership ("UPREIT Units") are exchangeable on a one-for-one basis into common shares. On December 30, 1996, $35 million was raised in a private placement through the sale of a Class A Limited Partnership Interest to a state pension fund. The interest, which can be converted into 1,666,667 shares of common stock, will receive a preferred return equal to the greater of: (a) 9.25% on the original investment during the first two years declining to 9.0% for an additional five years, or (b) the actual dividends paid to common shareholders on 1,666,667 shares. The current dividend of $.48 per quarter (effective with the November, 1998 dividend) is equivalent to an annualized dividend rate of $1.92 per share, which exceeds the 9.0% preferred return. Any unconverted interest can be redeemed without premium by the Company after ten years. Proceeds of the transaction were used to fund acquisitions and reduce debt.

     At December 31, 1998, 17,635,000 common shares and 9,929,461 UPREIT Units/interests were outstanding, for a total of 27,564,461.

 8   SEGMENT REPORTING

     Effective January 1, 1998, the Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related
     Information" (SFAS 131). The Company has engaged in two primary business segments - the ownership and management of market rate apartment communities and the management and development of government assisted housing. Company management views each apartment community as a separate component of the operating segment. The Company's two reportable segments are managed separately as each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

     Non-segment revenue to reconcile total revenue consists of unconsolidated management and development fees and interest income. Non-segment assets to reconcile to total assets include cash, cash in escrows, accounts receivable, prepaid expenses, deposits, investments in and advances to affiliates, deferred charges and other assets.

                       HOME PROPERTIES OF NEW YORK, INC.

 8   SEGMENT REPORTING (CONTINUED)

     The accounting policies of the segments are the same as those described in Note 1.

     The Company assesses and measures segment operating results based on a performance measure referred to as Funds from Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income (loss), before gains (losses) from the sale of property, extraordinary items, plus real estate depreciation including adjustments for unconsolidated partnerships and joint ventures. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

     THE REVENUES, PROFIT (LOSS), AND ASSETS FOR EACH OF THE REPORTABLE SEGMENTS ARE SUMMARIZED AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996.

                                                                           1998                      1997                      1996
REVENUES
Apartments owned                                                       $141,171                   $66,224                   $43,239
Management & development fees                                            10,908                     7,335                     6,558
Reconciling items                                                       ( 2,836)                  ( 3,862)                  ( 4,127)
Total Revenue                                                          $149,243                   $69,697                   $45,670
PROFIT (LOSS)
Funds from operations:
Apartments owned                                                        $78,035                   $34,907                   $21,380
Management & development fees                                             2,970                     1,277                     1,788
Reconciling items                                                         5,102                     2,196                       643
Segment contribution to  FFO                                             86,107                    38,380                    23,811
General & administrative expenses                                      (  6,685)                 (  2,255)                   (1,482)
Interest expense                                                        (23,980)                  (11,967)                   (9,208)
Unconsolidated depreciation                                                 733                       324                       390
Non-recurring amortization                                                  294                         -                         -
Non-real estate depreciation/amort.                                   (     209)                (     137)                  (   135)
Unconsolidated loss on disposition                                            -                         -                         8
Funds from Operations                                                    56,260                    24,345                    13,384
Depreciation - apartments owned                                         (22,982)                  (11,063)                   (7,942)
Unconsolidated depreciation                                           (     733)                (     324)                  (   390)
Non-recurring amortization                                           (     294)                         -                         -
Unconsolidated loss on disposition
  of property                                                                 -                         -                (       8)
Loss on disposition of properties                                             -                  (  1,283)                         -
Minority interest in earnings                                           (12,603)                 (  4,248)                  (   897)
Extraordinary items, net of minority
  interest                                                            (     960)                 (  1,037)                        -
Net Income                                                              $18,688                    $6,390                    $4,147
ASSETS
Apartments owned                                                       $875,161                  $478,597                  $221,536
Apartments managed                                                          388                       607                       514
Reconciling items                                                       136,686                    64,619                    26,581
Total Assets                                                         $1,012,235                  $543,823                  $248,631
REAL ESTATE CAPITAL EXPENDITURES
New property acquisitions                                              $376,735                  $266,799                   $54,727
Apartment improvements                                                   42,896                    15,962                     8,843
Total Real Estate Capital Expenditures                                 $419,631                  $282,761                   $63,570

                   HOME PROPERTIES OF NEW YORK, INC.

9    MANAGEMENT COMPANIES

     Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corp. (the "Management Companies"). The Management Companies issued non-voting common stock to the Operating Partnership in exchange for management contracts for residential, commercial, and development managed properties and certain other assets. This exchange entitles the Operating Partnership to receive 99% of the economic interest of each Management Company. The remaining 1% economic interest and voting stock were issued to certain inside directors of the Company. On December 31, 1998, additional shares representing a 4% economic interest were sold and issued to the same inside directors. Therefore, effective January 1, 1999, the Operating Partnership is entitled to receive 95% of the economic interest of each Management Company.

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

     The Company's share of income from the Management Companies was $113, $92 and $142 for the years ended December 31, 1998, 1997 and 1996, respectively. Summarized combined financial information of the Management Companies at and for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                   1998               1997              1996
Management fees                                  $3,471             $3,141            $2,942
Development and construction
  management fees                                 4,581              3,010             1,971
General and administrative                       (6,953)           ( 5,561)          ( 4,448)
Other expenses                                  (   985)          (    497)         (    322)
Net income                                     $    114           $     93           $   143
Total assets                                    $11,288             $6,037            $3,279
Total liabilities                               $10,848             $5,428            $2,762

                   HOME PROPERTIES OF NEW YORK, INC.

10   TRANSACTIONS WITH AFFILIATES

     The Company and the Management Companies recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $13,492, $8,427 and $6,170 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company leases its corporate office space from an affiliate. The lease requires an annual base rent of $336 through June, 2000 and $355 from July, 2000 through the August, 2003 lease expiration. The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance. Rental expense was $619, $387 and $349 for the years ended December 31, 1998, 1997 and 1996, respectively.

     From time to time, the Company advances funds as needed to the Management Companies which total $9,462 and $5,342 at December 31, 1998 and 1997, respectively, and bear interest at 1% over prime.

11   COMMITMENTS AND CONTINGENCIES

     GROUND LEASE

     The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $186, $180 and $174 including contingent rents of $116, $110 and $104 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, future minimum rental payments required under the lease are $70 per year until the lease expires.

     401(K) SAVINGS PLAN

     The Company participates in a contributory savings plan. Under the plan, the Company will match 75% of the first 4% of participant contributions. The matching expense under this plan was $208, $161 and $108 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       HOME PROPERTIES OF NEW YORK, INC.

11   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     INCENTIVE COMPENSATION PLAN

     Effective January 1, 1996, the Incentive  Compensation  Plan provides that
     eligible officers                                                      and
     key employees may earn a cash bonus based on increases in funds from operations ("FFO") per share/unit (computed based on the basic shares/units outstanding). No cash bonuses will be payable under the Incentive Compensation Plan unless the increase in FFO per share, after giving effect to the bonuses, is equal to or greater than 2%. The Incentive Compensation Plan was amended in 1998 by establishing a floor of 5% in per share/unit FFO growth. The bonus expense charged to operations (including Management Companies) was $1,997, $1,193 and $495 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (42% of the owned portfolio) for a period of time unless in a tax deferred Internal Revenue Code Section 1031 like-kind exchange.

     DEBT COVENANTS

     The line of credit loan agreements contain restrictions which, among other things, require maintenance of certain financial ratios and limit the payment of dividends. At December 31, 1998, the Company was in compliance with these covenants.

                   HOME PROPERTIES OF NEW YORK, INC.

11   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     GUARANTEES

     The Company has guaranteed a total of $711 of debt associated with four entities where the Company is the general partner. In addition, the Company has guaranteed the Low Income Housing Tax Credit to limited partners in forty-six partnerships totalling approximately $37,000. As of December 31, 1998, there were no known conditions that would make such payments necessary.

     The Company guarantees the successful construction of properties developed under the federal government's Low Income Housing Tax Credit Program. The outstanding guarantee at December 31, 1998 is approximately $48,300. Any expenditures on behalf of the Company to meet this guarantee have not been required. In addition, the Company, acting as general partner in certain partnerships, is obligated to advance funds to meet partnership operating deficits.

     EXECUTIVE RETENTION PLAN

     Effective February 2, 1999, the Executive Retention Plan provides for severance benefits and other compensation to be received by certain employees in the event of a change in control of the Company and a subsequent termination of their employment without cause or voluntarily with good cause.

12   STOCK BENEFIT PLAN

     The Company has adopted the 1994 Stock Benefit Plan as Amended (the " Plan " ). Plan participants include officers, non-employee directors, and key employees of the Company. The Company has reserved 946,000 shares for issuance to officers and employees and 154,000 shares for issuance to non-employee directors. Options granted to officers and employees of the Company vest 20% for each year of service until 100% vested on the fifth anniversary. Certain officers' options (264,000) and directors' options (103,000) vest immediately upon grant. The exercise price per share for stock options may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted (110% of the fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's common stock). During 1996, 144,000 of the total options granted had an exercise price greater than the fair market value of the stock at the date of the grant. The weighted average fair value of these options was $0.78. Options granted to directors and employees who hold more than 10% of the voting power of the Company expire after five years from the date of grant. All other options expire after ten years from the date of grant. The Plan also allows for the grant of stock appreciation rights and restricted stock awards, however, there were none granted at December 31, 1998. At December 31, 1998, 0 and 46,446 common shares were available for future grant of options or awards under the Plan for officers and employees and non-employee directors, respectively. The Board of Directors anticipates amending the Plan in the future to provide for the issuance of additional options to purchase shares. This amendment does not require stockholder approval because the Plan, under New York Stock Exchange rules, is "broadly based".

                   HOME PROPERTIES OF NEW YORK, INC.

12   STOCK BENEFIT PLAN (CONTINUED)

     Details of stock option activity during 1998, 1997 and 1996 are as follows:

                                                                         Number                Option Price
                                                                      OF SHARES                   PER SHARE
Options outstanding at January 1, 1996                                  445,532              $17.875-$19.00
(258,527 shares exercisable)
Granted, 1996                                                           255,146                 19.00-20.50
Cancelled, 1996                                                    (     2,900)                       19.00
Options outstanding at December 31, 1996                                697,778                17.875-20.50
(411,053 shares exercisable)
Granted, 1997                                                           141,823                 22.75-26.50
Exercised, 1997                                                    (     3,499)                       19.00
Cancelled, 1997                                                    (       600)                       19.00
Options outstanding at December 31, 1997                                835,502                17.875-26.50
(507,809 shares exercisable)
Granted, 1998                                                           217,100                25.125-27.06
Exercised, 1998                                                       (240,739)                17.875-20.50
Cancelled, 1998                                                        (11,000)                 19.00-26.50
Options outstanding at December 31, 1998                                800,863              $17.875-$27.06
(395,441 shares exercisable)

     The following table summarizes information about options outstanding at December 31, 1998:

                                           Weighted
                                            Average         Weighted                        Weighted
                                          Remaining          Average                         Average
Year                       Number       Contractual       Fair Value           Number       Exercise
GRANTED               OUTSTANDING              LIFE       OF OPTIONS      EXERCISABLE          PRICE
1994                      288,373                 5              N/A          242,927        $19.000
1995                       15,000                 1            $1.39           15,000         17.875
1996                      146,767                 7            $1.01           65,549         19.554
1997                      139,323                 8            $1.59           47,465         24.555
1998                      211,400                 9            $1.39           24,500         27.060
Totals                    800,863                 7                           395,441        $20.215

                   HOME PROPERTIES OF NEW YORK, INC.

12   STOCK BENEFIT PLAN (CONTINUED)

     The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation for the Company's stock option plan been determined based on the fair value at the date of grant for awards in 1998, 1997 and 1996, the Company's proforma net income and proforma basic earnings per share would have been $18,563, $6,299 and $4,031 and $1.34, $.85 and $.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996: dividend yield of 9.315%; expected volatility of 18.97%; forfeiture rate of 5%; and expected lives of 7.5 years for options with a lifetime of ten years, and five years for options with a lifetime of five years. The interest rate used in the option-pricing model is based on a risk free interest rate ranging from 5.25% to 6.87%.

13   PROPERTY ACQUISITIONS

     For the years ended December 31, 1998, 1997 and 1996, the Company has acquired the communities listed below:

                                                                                                                            Cost of
                                 Market                        Date              Year         Number       Cost of      Acquisition
COMMUNITY                        AREA                      ACQUIRED       CONSTRUCTED       OF UNITS       ACQUIS.         PER UNIT
Conifer Court                    Syracuse                    1/1/96              1963             20           703               35
Hamlet Court                     Rochester                   1/1/96              1971             98         2,702               28
Westminster                      Syracuse                    1/1/96              1972            240         6,623               28
Village Green (Fairways)         Syracuse                    3/5/96              1986            200         5,246               26
Carriage Hill                    Hudson Valley              7/16/96              1973            140         4,396               31
Cornwall Park                    Hudson Valley              7/16/96              1967             75         3,386               45
Lakeshore Villa                  Hudson Valley              7/16/96              1975            152         4,421               29
Sunset Gardens                   Hudson Valley              7/16/96           1968-71            217         5,357               25
Valley Park South                Bethlehem                 11/22/96           1971-73            384        18,914               49
Lake Grove                       Long Island                 2/3/97              1969            368        19,312               53
Royal Gardens                    Northern NJ                5/28/97              1967            550        19,567               34
Woodgate Place                   Rochester                  6/30/97              1972            120         4,277               36
Mid-Island Estates               Long Island                 7/1/97           1961-66            232        10,756               46
1600 East Avenue                 Rochester                  9/18/97              1958            164         9,520               58
11 Property Portfolio            Philadelphia               9/23/97           1928-82          1,750        63,714               36
3 Property Portfolio             Buffalo                   10/15/97           1960-72            452        11,307               25
12 Property Portfolio            Detroit                   10/29/97           1953-75          3,106       105,055               34
Hill Court South/Ivy Ridge       Rochester                 10/31/97              1963            230         6,647               29
Cloverleaf                       Pittsburgh                 11/4/97              1957            148         3,038               21
Scotsdale                        Detroit                   11/26/97              1974            376        13,606               36
Candlewood                       South Bend                  2/9/98              1986            310        13,506               44
Cedar Glen                       Philadelphia                3/2/98              1966            110         2,733               25
2 Property Portfolio             Northern, VA               3/13/98              1954            548        26,848               49
Apple Hill                       Hamden, CN                 3/27/98              1971            498        23,833               48
4 Property Portfolio             Baltimore                  4/30/98           1964-80          1,589        53,363               34
Colonies                         Chicago                    6/24/98              1973            672        23,027               34
Racquet Club                     Philadelphia                7/7/98              1971            467        24,975               53
16 Property Portfolio            Various                     7/8/98           1943-80          3,746       148,509               40
Sherry Lake                      Philadelphia               7/23/98              1965            298        18,000               60
Coventry Village                 Long Island                7/31/98              1974             94         3,112               33
Rolling Park                     Baltimore                  9/15/98              1972            144         5,753               40
3 Property Portfolio             Detroit                    9/29/98           1965-66            648        24,213               37
Pines of Perinton                Rochester                  9/30/98              1976            508         8,863               17

                   HOME PROPERTIES OF NEW YORK, INC.

13   PROPERTY ACQUISITIONS (CONTINUED)

     PROFORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited proforma information was prepared as if the 1998 transactions related to the acquisitions of 34 apartment communities in thirteen separate transactions had occurred on January 1, 1997. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 1997, nor does it purport to represent the results of operations for future periods.


                                                                     For the years ended
                                                                            December 31,
                                                              1998                1997
Total revenues                                            $182,627            $140,688
Income before extraordinary item                            21,062              12,142
Net income                                                  20,158              11,223
Per share data:
Income before extraordinary item:
    Basic                                                    $1.52               $1.64
    Diluted                                                  $1.45               $1.51
Net income:
    Basic                                                    $1.50               $1.61
    Diluted                                                  $1.44               $1.48
Weighted average numbers of
shares outstanding:                                     13,898,221           7,415,888
      Basic
    Diluted                                             14,022,329           7,558,167

14   SUPPLEMENTAL CASH FLOW DISCLOSURES

      For the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               1998                1997            1996
Cash paid for interest                                      $23,284           $  10,880          $ 8,441
Mortgage loans assumed associated with
    property acquisitions                                    81,094              87,134           35,849
Issuance of UPREIT Units associated
   with property and other acquisitions                      77,425             106,359           10,168
Notes issued in exchange for officer
   and director stock purchases                               5,444               2,495            2,061

                       HOME PROPERTIES OF NEW YORK, INC.

15   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1998 and 1997 are as follows:


                                                                                   1998
                                                                               ----------------------------------
                                                         FIRST           SECOND           THIRD           FOURTH
Revenues                                               $26,773          $32,312         $43,158          $47,000
Income before minority interest
  and extraordinary item                                 4,947            7,971          10,023            9,310
Minority interest                                        2,172            3,297           3,726            3,408
Extraordinary item, net of minority
  interest                                                 N/A            (290)           (156)            (514)
Net income                                               2,775            4,384           6,141            5,388
Basic earnings per share:
  Income before extraordinary item                         .29              .37             .39              .34
  Extraordinary item                                       N/A            (.02)           (.01)            (.03)
  Net income                                               .29              .35             .38              .31
Diluted earnings per share:
  Income before extraordinary item                         .28              .37             .39              .34
  Extraordinary item                                       N/A            (.02)           (.01)            (.03)
  Net income                                               .28              .35             .38              .31

                                                                                    1997
                                                                 ------------------------------------
                                                         FIRST           SECOND           THIRD           FOURTH
Revenues                                               $13,842          $14,464         $16,801          $24,590
Income before minority interest
  and extraordinary item                                 1,841            2,678           1,251            5,905
Minority interest                                          572              802             423            2,451
Extraordinary item, net of minority
  interest                                                 N/A              N/A             N/A          (1,037)
Net income                                               1,269            1,876             828            2,417
Basic earnings per share:
  Income before extraordinary item                         .20              .27             .11              .39
  Extraordinary item                                       N/A              N/A             N/A            (.12)
  Net income                                               .20              .27             .11              .27
Diluted earnings per share:
  Income before extraordinary item                         .19              .26             .11              .38
  Extraordinary item                                       N/A              N/A             N/A            (.11)
  Net income                                               .19              .26             .11              .27


       Full year per share data does not equal the sum of the quarterly data due to the combination of seasonality and a growing number of shares outstanding.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Home Properties of New York, Inc.


In our opinion, the accompanying financial statement schedule is fairly stated in all material respects in relation to the basic financial statements, taken as a whole, of Home Properties of New York, Inc. as of and for the three years ended December 31, 1998, which are covered by our report dated January 30, 1999 presented previously in this document. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
January 30, 1999



                                                  HOME PROPERTIES OF NEW YORK, INC.               SCHEDULE III
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1998
                                                          (IN THOUSANDS)


                                                                                                                      Total
                                                      Initial               Costs            Total                    Cost,
                                                         Cost            Capital-            Cost,                   Net of
                                                   Buildings,                ized       Buildings,        Accumu-   Accumu-
                                                     Improve-          Subsequent         Improve-          lated     lated Year of
                                     Encum-           ments &  Adjust-  to Acqui-          ments &  Total  Depre-    Depre-  Acqui-
                                    brances   Land  Equipment ments(a)     sition  Land  Equipment    (b) ciation   ciation  sition
Apple Hill Apartments                13,935  3,486     20,347               1,112 3,486     21,459 24,945     486    24,459    1998
Beechwood Gardens                              560      3,442                 178   560      3,620  4,180      66     4,114    1998
Braddock Lee Apartments               7,000  3,810      8,657                 462 3,810      9,119 12,929     268    12,661    1998
Brook Hill Apartments                 4,860    330      7,920               1,590   330      9,510  9,840   1,314     8,526    1994
Candlewood Apartments                          387      2,592                 223   387      2,815  3,202     271     2,931    1996
Candlewood Apartments-Indiana         7,909  1,550     11,956                 229 1,550     12,185 13,735     305    13,430    1998
Canterbury Square                     6,699  2,352     10,790                 624 2,352     11,414 13,766     468    13,298    1997
Carriage Hill Apartments                       570      3,826               1,142   570      4,968  5,538     386     5,152    1996
Carriage Hill Apartments-Michigan     3,914    840      5,975                  55   840      6,030  6,870      53     6,817    1998
Carriage House Apartments               694    250        860                  53   250        913  1,163      20     1,143    1998
Carriage Park Apartments              5,637  1,280      8,184                 191 1,280      8,375  9,655      75     9,580    1998
Cedar Glen Apartments                          715      2,018                 244   715      2,262  2,977      67     2,910    1998
Charter Square                       11,321  3,952     18,245                 641 3,952     18,886 22,838     776    22,062    1997
Cherry Hill Club Apartments           2,375    492      4,111                 491   492      4,602  5,094      75     5,019    1998
Cherry Hill Village                   4,527  1,120      6,827                  58 1,120      6,885  8,005      61     7,944    1998
Chesterfield Apartments               5,327  1,482      8,206                 481 1,482      8,687 10,169     333     9,836    1997
Cloverleaf Village                             370      2,668                 629   370      3,297  3,667     141     3,526    1997
Colonies Apartments                  12,535  1,680     21,350               1,378 1,680     22,728 24,408     352    24,056    1998
Conifer Village Apartments            2,765    358      8,555                 233   358      8,788  9,146   1,163     7,983    1994
Cornwall Park Townhouses                       439      2,947               2,295   439      5,242  5,681     371     5,310    1996
Country Village Apartments            6,670  2,236     11,149                 194 2,236     11,343 13,579     234    13,345    1998
Coventry Village                               784      2,328                 124   784      2,452  3,236      33     3,203    1998
Curren Terrace                        9,597  1,908     10,956               1,545 1,908     12,501 14,409     459    13,950    1997
East Hill Apartments                           231      1,560                  92   231      1,652  1,883      29     1,854    1998
Emerson Square                                 384      2,018                 821   384      2,839  3,223     128     3,095    1997
Executive House                       2,034    600      3,420                 731   600      4,151  4,751     165     4,586    1997
Fairview Heights & Fairview Manor     4,585    580      5,305    2,828      1,080   580      9,213  9,793   3,247     6,546    1985
Fairway Apartments                             128        673                 454   128      1,127  1,255      49     1,206    1997
Finger Lakes Manor Apartments         3,430    200      4,536    1,882        622   200      7,040  7,240   2,223     5,017    1983
Fordham Green                         3,140    876      5,280                 303   876      5,583  6,459     201     6,258    1997
Garden Village Apartments             4,575    354      8,546               1,378   354      9,924 10,278   1,596     8,682    1994
Glen Manor                            3,701  1,044      4,494                 253 1,044      4,747  5,791     165     5,626    1997
Golfview Manor                          330    110        541                  36   110        577    687      26       661    1997
Greentrees Apartments                 4,979  1,152      8,607                 363 1,152      8,970 10,122     327     9,795    1997
Hamlet Court Apartments               1,792    351      2,351                 251   351      2,602  2,953     248     2,705    1996
Harborside Manor                      4,068    250      6,113               1,806   250      7,919  8,169   1,075     7,094    1995


                                                 HOME PROPERTIES OF NEW YORK, INC.
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1998
                                                          (IN THOUSANDS)


                                                     Initial               Costs            Total                     Total
                                                        Cost            Capital-            Cost,                     Cost,
                                                  Buildings,                ized       Buildings,                    Net of
                                                    Improve-              Subse-         Improve-        Accumu-    Accumu-
                                                     ments &            quent to          ments &          Lated      Lated Year of
                                    Encum-            Equip-  Adjust-     Acqui-           Equip-  Total  Depre-     Depre-  Acqui-
                                   brances   Land       ment ments(a)     sition  Land       ment    (b) ciation    ciation  sition

Hill Court South                              333      2,428                 139   333      2,567  2,900     108      2,792    1997
Idylwood Apartments                  9,305    700     16,927               4,375   700     21,302 22,002   2,613     19,389    1995
Ivy Ridge Apartments                          438      3,449                 172   438      3,621  4,059     155      3,904    1997
Kingsley Apartments                  6,788  1,640     11,670                 322 1,640     11,992 13,632     492     13,140    1997
Lake Grove                                  7,360     11,952               3,321 7,360     15,273 22,633     909     21,724    1997
Lakeshore Villa Apartments                    573      3,848               1,523   573      5,371  5,944     373      5,571    1996
Lakeview Apartments                  2,940    636      4,552                 111   636      4,663  5,299      82      5,217    1998
Lansdowne Group - Karen Court        1,084    294      1,654                  59   294      1,713  2,007      75      1,932    1997
Lansdowne Group - Landon Court       1,084    264      1,444                 115   264      1,559  1,823      66      1,757    1997
Lansdowne Group - Marshall House     1,084    378      1,617                 132   378      1,749  2,127      78      2,049    1997
Lansdowne Group - Patricia Court     1,083    396      2,229                  98   396      2,327  2,723     101      2,622    1997
Meadows Apartments                   1,960    208      2,776    1,216        752   208      4,744  4,952   1,471      3,481    1984
Mid-Island Estates                   6,675  4,176      6,580                 381 4,176      6,961 11,137     378     10,759    1997
Mill Company                         1,210    384      1,671                  26   384      1,697  2,081      31      2,050    1998
Morningside Apartments              19,725  6,750     28,699                 980 6,750     29,679 36,429     623     35,806    1998
Mountainside Apartments                     1,362      7,083                 145 1,362      7,228  8,590     113      8,477    1998
New Orleans Park                     6,165  1,848      8,886               1,441 1,848     10,327 12,175     387     11,788    1997
Newcastle Apartments                 6,150    197      4,007    3,684      2,205   197      9,896 10,093   3,319      6,774    1982
Northgate Manor Apartments           4,500    290      6,987               1,829   291      8,815  9,106   1,295      7,811    1994
Oak Manor Apartments                 2,900    616      4,111                 185   616      4,296  4,912      75      4,837    1998
Oak Park Manor                       5,294  1,192      9,187                 247 1,192      9,434 10,626     390     10,236    1997
Paradise Lane at Raintree                     972      7,132               2,618   972      9,750 10,722     423     10,299    1997
Park Shirlington Apartments          8,425  4,410      9,971                 414 4,410     10,385 14,795     307     14,488    1998
Parkview Gardens                            1,207      7,200                 347 1,207      7,547  8,754     334      8,420    1997
Patricia Apartments                           600      4,196                  22   600      4,218  4,818      64      4,754    1998
Payne Hill Apartments                         525      4,085                 106   525      4,191  4,716      60      4,656    1998
Pearl Street                                   49      1,189                 140    49      1,329  1,378     161      1,217    1995
Perinton Manor Apartments            6,209    224      6,120    3,629      1,182   224     10,931 11,155   3,750      7,405    1982
Pines of Perinton                    8,875  1,524      7,339                  94 1,524      7,433  8,957       -      8,957    1998
Pleasant View Apartments            31,915  5,710     47,816                 269 5,710     48,085 53,795     840     52,955    1998
Pleasure Bay Apartments              4,640  1,620      6,234                  10 1,620      6,244  7,864      99      7,765    1998
Racquet Club Apartments             12,136  1,868     23,107                 269 1,868     23,376 25,244     353     24,891    1998
Raintree Island Apartments           7,582      -      6,654    3,217      6,596     -     16,467 16,467   4,243     12,224    1985
Redbank Village                      8,450  2,000     14,030                 150 2,000     14,180 16,180     253     15,927    1998

                                                 HOME PROPERTIES OF NEW YORK, INC.
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1998
                                                          (IN THOUSANDS)

                                                Initial               Costs         Total Cost,                     Total
                                                   Cost            Capital-          Buildings,                     Cost,
                                             Buildings,                ized            Improve-                    Net of
                                               Improve-              Subse-             ments &        Accumu-    Accumu-
                                                ments &            quent TO              EQUIP-          Lated      Lated   Year of
                              ENCUM-             EQUIP-  ADJUST-     ACQUI-                MENT  TOTAL  DEPRE-     DEPRE-    ACQUI-
                             BRANCES    LAND       MENT MENTS(A)     SITION    LAND                (B) CIATION    CIATION    SITION

Riverton Knolls Apartments     5,663     240      6,640    2,523      2,641     240      11,804 12,044   4,025      8,019      1983
Rolling Park Apartments        2,866     720      5,033                  49     720       5,082  5,802      40      5,762      1998
Royal Gardens                 11,649   5,500     14,067               4,223   5,500      18,290 23,790     810     22,980      1997
1600 East Avenue                       1,000      8,520               1,581   1,000      10,101 11,101     422     10,679      1997
1600 Elmwood Ave. Apartments   5,337     303      5,698    3,339      1,523     299      10,564 10,863   4,130      6,733      1983
Scotsdale Apartments           7,875   1,692     11,914                 544   1,692      12,458 14,150     415     13,735      1997
Sherry Lake Apartments         6,623   2,384     15,616                 168   2,384      15,784 18,168     199     17,969      1998
Southpointe Square             2,810     896      4,609                 273     896       4,882  5,778     210      5,568      1997
Spanish Gardens Apartments               373      9,263               1,728     398      10,966 11,364   1,521      9,843      1994
Springcreek Apartments         1,202     128      1,702      745        411     128       2,858  2,986     901      2,085      1984
Springwood Apartments          1,481     462      1,770                 134     462       1,904  2,366      86      2,280      1997
Stephenson House               1,553     640      2,407                 165     640       2,572  3,212     110      3,102      1997
Strawberry Hill Apartments     2,073     725      2,694                 132     725       2,826  3,551      62      3,489      1998
Sunset Gardens Apartments                696      4,661                 993     696       5,654  6,350     454      5,896      1996
The Towers                     3,990     685      6,088                  76     685       6,164  6,849     108      6,741      1998
Valley Park South Apartments  10,079   2,459     16,454                 465   2,459      16,919 19,378   1,118     18,260      1996
Valley View Apartments         3,358   1,056      4,959               1,349   1,056       6,308  7,364     227      7,137      1997
Village Green Apartments       9,201   1,043     13,283               2,992   1,103      16,215 17,318   1,894     15,424 1994-1996
Village Square Apartments      2,630     768      3,581                 413     768       3,994  4,762     149      4,613      1997
Wayne Village                  8,285   1,925     12,895                 161   1,925      13,056 14,981     227     14,754      1998
Wedgewood Shopping Center                100        504       15        240     100         759    859     292        567      1986
Westminster Apartments         3,107     860      5,763                 515     860       6,278  7,138     620      6,518      1996
Weston Gardens                 2,960     847      4,736                 439     847       5,175  6,022      86      5,936      1998
Williamstowne Vlg.             9,800     390      9,748    5,115      2,486     390      17,349 17,739   5,168     12,571      1985
Apartments
Windsor Realty                 2,000     402      3,300                 116     402       3,416  3,818      60      3,758      1998
Woodgate Place                 3,440     480      3,797                 638     480       4,435  4,915     207      4,708      1997
Woodland Gardens               6,379   2,022     10,479                 387   2,022      10,866 12,888     448     12,440      1997
Other Assets                 _______     907          -      125      2,469   2,388       1,113  3,501     361      3,140
                             418,939 117,658    714,364   28,318     80,448 119,221     821,567 940,788 65,627    875,161

(A) REPRESENTS THE EXCESS OF FAIR VALUE OVER THE HISTORICAL COST OF PARTNERSHIP INTERESTS AS A RESULT OF THE APPLICATION OF PURCHASE ACCOUNTING FOR THE ACQUISITION OF NON-CONTROLLED INTERESTS.

(B)  THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES WAS
     APPROXIMATELY $768,000.

                       HOME PROPERTIES OF NEW YORK, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                (IN THOUSANDS)


Depreciation and amortization of the Company's investments in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements 5-40 years
Tenant improvements        Life of related lease

The changes in total real estate assets for the three years ended December 31, 1998, are as follows:

                                                   1998               1997              1996
Balance, beginning of year                     $525,128           $261,773          $198,203
New property acquisition                        376,735            266,799            54,727
Additions                                        42,896             15,962             8,843
Disposals and retirements                        (3,971)           (19,406)                -
Balance, end of year                           $940,788           $525,128          $261,773

The changes in accumulated depreciation for the three years ended December 31, 1998, are as follows:

                                                  1998             1997             1996
Balance, beginning of year                     $46,531          $40,237          $32,258
Depreciation for the year                       23,067           11,104            7,979
Disposals and retirements                       (3,971)          (4,810)               -
Balance, end of year                           $65,627          $46,531          $40,237

                       HOME PROPERTIES OF NEW YORK, INC.
                                   FORM 10-K
                    For Fiscal Year Ended December 31, 1998
                                 Exhibit Index

Exhibit               Exhibit                                     Location
Number
2.1                   Agreement among Home Properties of New      Incorporated by reference to the Form 8-
                      York, Inc. and Philip J. Solondz, Daniel    K filed by Home Properties of New York,
                      Solondz and Julia Weinstein relating to     Inc. dated 6/6/97 (the
                      Royal Gardens I, together with Amendment    "6/6/97 8-K")
                      No. 1

2.2                   Agreement among Home Properties of New      Incorporated by reference to the 6/6/97
                      York, Inc. and Philip Solondz and Daniel    8-K
                      Solondz relating to Royal Gardens II,
                      together with Amendment No. 1

2.3                   Purchase and Sale Agreement dated July 25,  Incorporated by reference to the Form 8-
                      1997 by and between Home Properties of New  K filed by Home Properties of New York,
                      York, L.P. and Louis S. and Molly S. Wolk   Inc., dated 9/26/97 (the "9/26/97 8-K").
                      Foundation.

2.4                   Purchase and Sale Agreement dated April 30, Incorporated by reference to the 9/26/97
                      1997 between Home Properties of New York,    8-K.
                      L.P. and Briggs Wedgewood Associates, L.P.

2.5                   Agreement and Plan of Merger, dated July    Incorporated by reference to the 9/26/97
                      31, 1997 between Home Properties of New     8-K.
                      York, L.P. and Chesfield Partnerhsip.

2.6                   Agreement and Plan of Merger dated July 31, Incorporated by reference to the 9/26/97
                      1997 between Home Properties of New York,   8-K.
                      L.P. and Valspring Partnership.

2.7                   Agreement and Plan of Merger, dated July    Incorporated by reference to the 9/26/97
                      31, 1997 between Home Properties of New     8-K
                      York, L.P. and Exmark Partnerhsip.

2.8                   Agreement and Plan of Merger, dated July    Incorporated by reference to the 9/26/97
                      31, 1997 between Home Properties of New     8-K.
                      York, L.P. and New Orleans East Limited
                      Partnership.

2.9                   Agreement and Plan of Merger, dated July    Incorporated by reference to the 9/26/97
                      31, 1997 between Home Properties of New     8-K.
                      York, L.P. and Glenvwk Partnership.

2.10                  Agreement and Plan of Merger, dated July    Incorporated by reference to the 9/26/97
                      31, 1997 between Home Properties of New     8-K.
                      York, L.P. and PK Partnership.

2.11                  First Amendment to Agreement and Plan of    Incorporated by reference to the 9/26/97
                      Merger, dated September 1, 1997 between     8-K.
                      Home Propertiesof New York, L.P. and PK
                      Partnerhsip and its partners.

2.12                  First Amendment to Agreement and Plan of    Incorporated by reference to the 9/26/97
                      Merger, dated September 1, 1997 between     8-K.
                      Home Properties of New York, L.P. and NOP
                      Corp. and Norpark Partnership.

2.13                  Contribution Agreement dated July 31, 1997  Incorporated by reference to the 9/26/97
                      between Home Properties of New York, L.P.   8-K.
                      and Lamar Partnership.

2.14                  Agreement and Plan of Merger, dated July    Incorporated by reference to the Form 8-
                      31, 1997 between Home Properties of New     K filed by Home Properties of New York,
                      York, L.P. and Curren Partnership.          Inc., dated 10/3/97.

2.15                  Contribution Agreement, dated October __,   Incorporated by reference to the Form 8-
                      1997 between Home Properties of New York,   K filed by Home Properties of New York,
                      L.P. andBerger/Lewiston Associates Limited  Inc. dated 10/7/97.
                      Partnership; Stephenson-Madison Heights
                      Company LimitedPartnership; Kingsley-
                      Moravian Company Limited Partnership;
                      Woodland Garden Apartments Limited
                      Partnership; B&L Realty Investments Limited
                      Partnership; Southpointe Square Apartments
                      Limited Partnership; Greentrees Apartments
                      limited Partnership; Big Beaver-Rochester
                      Properties Limited Partnership; Century
                      Realty Investment Company Limited
                      Partnership.

2.16                  Agreement among Home Properties of New      Incorporated by reference to the the
                      York, L.P. and Erie Partners, L.L.C.        Form 8-K filed by Home Properties of New
                      relating to Woodgate PlaceApartments,       York, Inc., dated 10/31/97 (the
                      together with Amendment No. 1               "10/31/97 8-K").

2.17                  Agreement among Home Properties of New      Incorporated by reference to the
                      York, L.P. and Mid-Island Limited           10/31/97 8-K.
                      Partnership relating to Mid-Island
                      Estates, together with Amendment No. 1.

2.18                  Purchase and Sale Agreement among Home      Incorporated by reference to the
                      Properties of New York, L.P. and Anthony M. 10/31/97 8-K.
                      Palumbo and Daniel Palumbo.

2.19                  Purchase and Sale Agreements dated June 17, Incorporated by reference to the Form 8-
                      1997 among Home Properties of New York,     K filed by Home Properties of New York,
                      L.P. and various individuals relating to    Inc., dated 2/20/98 (the "2/20/98 8-K").
                      Hill Court Apartments South and Hudson Arms
                      Apartments, together with a letter
                      amendment dated September 24, 1997.

2.20                  Contract of Sale, dated October 20,1997     Incorporated by reference to the 2/20/98
                      between Home Properties of New York, L.P.   8-K.
                      and Hudson Palisades Associates relating to
                      Cloverleaf Apartments.

2.21                  Contribution Agreement, dated November 17,  Incorporated by reference to the 2/20/98
                      1997 among Home Properties of New York,     8-K.
                      L.P. and various trusts relating to
                      Scotsdale Apartments.

2.22                  Contribution Agreement, dated November 7,   Incorporated by reference to the 2/20/98
                      1997among Home Properties of New York, L.P. 8-K
                      and Donald H. Schefmeyer and Stephen W.
                      Hall relating to Candlewood Apartments,
                      together with Amendment No. One dated
                      December 3, 1997.

2.23                  Purchase and Sale Agreement dated November  Incorporated by reference to the Form 8-
                      26, 1997 among Home Properties of New York, K filed by Home Properties of New York,
                      L.P. and Cedar Glen Associates.             Inc. on 3/24/98 (the "3/24/98
                                                                  8-K").

2.24                  Contribution Agreement dated March 2, 1998  Incorporated by reference to the 3/24/98
                      among Home Properties of New York, L.P.,    8-K.
                      Braddock Lee Limited Partnership and Tower
                      Construction Group, LLC.

2.25                  Contribution Agreement dated March 2, 1998  Incorporated by reference to the 3/24/98
                      among Home Properties of New York, L.P.,    8-K.
                      Park Shirlington Limted Partnership and
                      Tower Construction Group, LLC.

2.26                  Contract of Sale between Lake Grove         Incorporated by reference to the Form
                      Associates Corp. and Home Properties of New 10-K filed by Home Properties of New
                      York, L.P., dated December 17, 1996,        York, Inc. for the year ended 12/31/96
                      relating to the Lake Grove Apartments.      (the "12/31/96 10-K").

2.27                  Form of Contribution Agreement among Home   Incorporated by reference to the Form 8-
                      Properties of New York, L.P. and Strawberry K filed by Home Properties of New York,
                      Hill Apartment Company LLLP, Country        Inc. on 5/22/98 (the "5/22/98
                      Village Limited Partnership, Morningside    8-K).
                      Six, LLLP, Morningside North Limited
                      Partnership and  Morningside Heights
                      Apartment Company Limited Partnership with
                      schedule setting forth material details in
                      which documents differ from form.

2.28                  Form of Purchase and Sale Agreement with    Incorporated by reference to the 5/22/98
                      schedule setting forth material details in  8-K.
                      which documents differ from form.

3.1                   Articles of Amendment and Restatement of    Incorporated by reference to Home
                      Articles of Incorporation of Home           Properties of New York, Inc.
                      Properties of New York, Inc.                Registration Statement on Form S-11,
                                                                  File No. 33-78862 (the "S-11
                                                                  Registration Statement").

3.2                   Articles of Amendment of the Articles of    Incorporated by reference to to Home
                      Incorporation of Home Properties of New     Properties of New York, Inc.
                      York, Inc.                                  Registration Statement on Form S-3, File
                      .                                           No. 333-52601 filed May 14, 1998 (the
                                                                  "5/14/98 S-3").

3.3                   Amended and Restated By-Laws of Home        Incorporated by reference to the Form 8-
                      Properties of New York, Inc. (Revised       K filed by Home Properties of New York,
                      12/30/96).                                  Inc. dated December 23, 1996 (the
                                                                 "12/23/96 8- K").

4.1                   Form of certificate representing Shares of  Incorporated by reference to the Form
                      Common Stock.                               10- K filed by Home Properties of New
                                                                  York, Inc. for the period ended 12/31/94
                                                                  (the "12/31/94 10-K").

4.2                   Agreement of Home Properties of New York,   Incorporated by reference to the
                      Inc. to file instruments defining the       12/31/94 10-K.
                      rights of holders of long-term debt of it
                      or its subsidiaries with the Commission
                      upon request.

4.3                   Credit Agreement between Manufacturers      Incorporated by reference to the Form
                      Traders Trust Company, Home Properties of   10-Q filed by Home Properties of New
                      New York, L.P. and Home Properties of New   York, Inc. for the quarterly period
                      York, Inc.                                  ended 6/30/94 (the "6/30/94 10-Q").

4.4                   Amendment Agreement between Manufacturers   Incorporated by reference t the 12/31/94
                      and Traders Trust Company, Home Properties  10-K.
                      of New York, L.P. and Home Properties of
                      New York, Inc. amending the Credit
                      Agreement.

4.5                   Mortgage Spreader, Consolidation and        Incorporated by reference to the 6/30/94
                      Modification Agreement between              10-Q.
                      Manufacturers and Traders Trust Company and
                      Home Properties of New York, L.P.,
                      together with form of Mortgage, Assignment
                      of Leases and Rents and Security Agreement
                      incorporated therein by reference.

4.6                   Mortgage Note made by Home Properties       Incorporated by reference to the 6/30/94
                      of New York, L.P. payable to Manufacturers  10-Q.
                      and Traders Trust Company in the principal
                      amount of $12,298,000.

4.7                   Spreader, Consolidation, Modification and   Incorporated by reference to the Form
                      Extension Agreement between Home Properties 10-K filed by Home Properties of New
                      of New YorkL.P. and John Hancock Mutual     York, Inc. for the period ended 12/31/95
                      Life Insurance Company,                     (the "12/31/95 10-K").
                      dated as of October 26, 1995, relating to
                      indebtedness in the principal amount of
                      $20,500,000.

4.8                   Amended and Restated Stock Benefit Plan of  Incorporated by reference to the 6/6/97
                      Home Properties of New York, Inc.           8-K.
4.9                   Amended and Restated  Dividend              Incorporated by reference to the Form 8-
                      Reinvestment, Stock Purchase, Resident      K filed by Home Properties of New York,
                      Stock Purchase and Employee                 Inc., dated 12/23/97.
                      Stock Purchase Plan.

4.10                  Amendment No. One to Amended and Restated   Incorporated by reference to the Home
                      Dividend Reinvestment, Stock Purchase,      Properties of New York, Inc.
                      Resident Stock Purchase and Employee Stock  Registration Statement on Form S-3, File
                      Purchase Plan.                               No. 333-49781, filed on 4/9/98 (the
                                                                  "4/9/98 S-3").

4.11                  Amendment No. Two to Amended and Restated   Incorporated by reference to the Home
                      Dividend Reinvestment, Stock Purchase,      Properties of New York, Inc.
                      Resident Stock Purchase and Employee Stock  Registration Statement on Form S-3, File
                      Purchase Plan                               No. 333-58799, filed on 7/9/98 (the
                                                                  "7/9/98 S-3").

4.12                  Amended and Restated Dividend Reinvestment, Incorporated by reference to the Home
                      Stock Purchase, Resident Stock Purchase and Properties of New York, Inc. Form 10-Q
                      Employee Stock Purchase Plan                for the Quarter ended 6/30/98 (the
                                                                  "6/30/98 10-Q").

4.13                  Amendment No. Three to Amended and Restated Incorporated by reference to the the
                      Dividend Reinvestment, Stock Purchase,      Home Properties of New York, Inc.
                      Resident Stock Purchase and Employee Stock  Registration Statement on Form S-3,
                      Purchase Plan                               Registration No. 333-67733, filed on
                                                                  11/23/98(the "11/23/98 S-3").

4.14                  Directors' Stock Grant Plan                 Incorporated by reference to the 5/22/98
                                                                  8-K.

4.15                  Director, Officer and Employee Stock        Incorporated by reference to the 5/22/98
                      Purchase and Loan Plan                      8-K.

10.1                  Second  Amended and Restated Agreement of   Incorporated by reference to the 9/26/97
                      Limited Partnership of Home Properties of   8-K.
                      New York, L.P.

10.2                  Amendments No. One through Eight to the     Incorporated by reference to the Form
                      Second Amended and Restated Agreement of    10-K of Home Properties of New York,
                      LimitedPartnership of Home Properties of    Inc. for the period ended 12/31/97 (the
                      New York, L.P.                              "12/31/97 10-K").

10.3                  Articles of Incorporation of Home           Incorporated by reference to . to S-11
                      Properties Management, Inc                  Registration Statement.

10.4                  By-Laws of Home Properties Management, Inc  Incorporated by reference to S-11 .
                                                                  Registration Statement.

10.5                  Articles of Incorporation of Conifer Realty Incorporated by reference to the
                      Corporation                                 12/31/95 10-K.

10.6                  By-Laws of Conifer Realty Corporation.      Incorporated by reference to 12/31/95
                                                                  10-K.

10.7                  Home Properties Trust Declaration of Trust, Incorporated by reference to the 9/26/97
                      dated September 19, 1997                    8-K.
10.8                  Employment Agreement between Home           Incorporated by reference to 6/30/94 10-
                      Properties of New York, L.P. and Norman     Q.
                      P.Leenhouts.

10.9                  Amendments No. One, Two and Three to the    Filed herewith
                      Employment Agreement between Home
                      Properties of New York, L.P. and Norman P.
                      Leenhouts

10.10                 Employment Agreement between Home           Incorporated by reference to the 6/30/94
                      Properties of New York, L.P. and Nelson B.  10-Q.
                      Leenhouts

10.11                 Amendments No. One, Two and Three to the    Filed herewith
                      Employment Agreement between Home
                      Properties of New York, L.P. and Nelson B.
                      Leenhouts.

10.12                 Employment Agreement between Home           Incorporated by reference to 12/31/95
                      Properties of New York, L.P. and Richard J. 10-K.
                      Crossed.

10.13                 Amendments No. One and Two to the           Filed herewith
                      Employment Agreement between Home
                      Properties of New York, L.P. and Richard J.
                      Crossed.

10.14                 Indemnification Agreement between Home      Incorporated by reference to the 6/30/94
                      Properties of New York, Inc. and certain    10-Q.
                      officers and directors.

10.15                 Indemnification Agreement between Home      Incorporated by reference to 12/31/95
                      Properties of New York,  Inc. and Richard   10-K.
                      J. Crossed.

10.l6                 Indemnification Agreement between Home      Incorporated by reference to 12/31/96
                      Properties of New York, Inc. and Alan L.    10-K.
                      Gosule.

10.17                 Registration Rights Agreement among Home    Incorporated by reference to the 6/30/94
                      Properties of New York, Inc., Home Leasing  10-Q.
                      Corporation, Leenhouts Ventures, Norman P.
                      Leenhouts, Nelson B. Leenhouts, Amy L.
                      Tait, David P. Gardner, Ann M. McCormick,
                      William Beach, Paul O'Leary, Richard J.
                      Struzzi, Robert C. Tait, Timothy  A.
                      Florczak and Laurie Tones.

10.18                 Lockup Agreements by Home Properties of New Incorporated by reference to 12/31/95
                      York, Inc. and Conifer Realty, Inc.,        10- K.
                      Conifer Development, Inc., Richard J.
                      Crossed, Peter J. Obourn and John F.
                      Fennessey.

10.19                 Contribution Agreement between Home         Incorporated by reference to the Form 8-
                      Properties of New York, L.P. and Conifer    K filed by Home Properties ofNew York,
                      Realty, Inc., Conifer Development,          Inc., dated September 14, 1995.
                      Inc.,.Richard J. Crossed, Peter J. Obourn
                      and John H. Fennessey.

10.20                 Amendment to Contribution Agreement between Incorporated by reference to the Form 8-
                      Home Properties of New York, L.P. and       K filed by Home Properties of New York,
                      Conifer Realty, Inc., Conifer Development,  Inc., dated January 9, 1996.
                      Inc., Richard J. Crossed, Peter J. Obourn
                      and John H. Fennessey

10.21                 Agreement of Operating Sublease, dated      Incorporated by reference to S-11
                      October1, 1986, among  KAM, Inc., Morris    Registration Statement.
                      Massry and Raintree Island Associates, as
                      amended  by Letter Agreement Supplementing
                      Operating Sublease dated October 1, 1986.

10.22                 Second Amended and Restated Incentive       Incorporated by reference to 12/31/95
                      Compensation Plan of Home Properties of New 10-K.
                      York, Inc.

10.23                 Indemnification and Pledge Agreement        Incorporated by reference to 12/31/95
                      between Home Properties of New York, L.P.   10- K.
                      and Conifer Realty, Inc., Conifer
                      Development, Inc., Richard J. Crossed,
                      Peter J. Obourn and John H. Fennessey.

10.24                 Form of Term Promissory Note payable to     Incorporated by reference to  12/31/96
                      Home Properties of New York, Inc. by        10-K.
                      officers and directors in association with
                      the Executive and Director Stock Purchase
                      and Loan Program.

10.25                 Form of Pledge Security Agreement executed  Incorporated by reference to 12/31/96
                      by officers and directors in connection     10-K.
                      with Executive and Director Stock Purchase
                      and Loan Program.

10.26                 Schedule of  Participants, loan amounts and Incorporated by reference to 12/31/96
                      shares issued in connection with the        10-K.
                      Executive and Director Stock Purchase and
                      Loan Program.

10.27                 Subordination Agreement between Home        Incorporated by reference to 12/31/96
                      Properties of New York, Inc. and The Chase  10-K.
                      Manhattan Bank relating to the Executive
                      and Director Stock Purchase and Loan
                      Program.

10.28                 Partnership Interest Purchase Agreement,    Incorporated by reference to 12/23/96 8-
                      dated as of December 23, 1996 among Home    K.
                      Properties of New York, Inc., Home
                      Properties of New York, L.P. and State
                      of Michigan Retirement Systems.

10.29                 Registration Rights Agreement, dated as of  Incorporated by reference to  12/23/96
                      December 23, 1996 between Home Properties   8-K.
                      of New York, Inc. and State of Michigan
                      Retirement Systems.

10.30                 Lock-Up Agreement, dated  December 23, 1996 Incorporated by reference to 12/23/96 8-
                      between Home Properties of New York, Inc.   K.
                      and State of Michigan Retirement Systems.

10.31                 Agreement dated as of April 13, 1998        Incorporated by reference to the Home
                      between Home Properties of New York, Inc.   Properties of New York, Inc. Form 8-K
                      and the Treasurer of the State of Michigan  filed 4/15/98 (the "4/15/98 8-K")

10.32                 Credit Agreement dated as of September 4,   Incorporated by reference to the 9/26/97
                      1997 among Home Properties of New York,     8-K.
                      L.P. and The Chase Manhattan Bank, as
                      Administrative Agent, Chase Securities
                      Inc., as Arranger, Manufacturers and
                      TradersTrust Company, as Co-Agent.

10.33                 Amendment No. One, to Credit Agreement,     Incorporated by reference to the
                      dated as of September 4, 1997, among Home   9/26/97 8-K.
                      Properties of New York, L.P., a New York
                      limited partnership, the Lenders hereto,
                      The Chase Manhattan Bank, as Administrative
                      Agent, and Manufacturers and Traders Trust
                      Company,as Co-Agent.

10.34                 Promissory Note, dated September 4, 1997    Incorporated by reference to the
                      from Home Properties of New York, L.P. to   9/26/97 8-K.
                      The Chase Manhattan Bank.

10.35                 Promissory Note, dated September 4, 1997    Incorporated by reference to the 9/26/97
                      from Home Properties of New York, L.P. to   8-K.
                      Manufacturers and Traders Trust Company.

10.36                 Amendment No. Nine to the Second Amended    Incorporated by reference to the 5/14/98
                      and Restated Agreement of Limited           S-3.
                      Partnership of the Operating Partnership

10.37                 Credit Agreement dated as of July 6, 1998   Incorporated by reference to the 6/30/98
                      among Home Properties of New York, L.P. and 10-Q.
                      Manufacturers and Traders Trust Company.

10.38                 Agreement and Amendment No. 1 to a Credit   Filed herewith.
                      Facility Agreement, dated December 11, 1998
                      between Home Properties of New York, Inc.
                      and Manufacturers and Traders Trust
                      Company.

10.39                 Master Credit Facility Agreement by and     Incorporated by reference to the Home
                      among Home Properties of New York, Inc.,    Properties of New York, Inc. Form 10-Q
                      Home Properties of New York, L.P., Home     for the quarter ended 9/30/98 (the
                      Properties WMF I LLC and Home Properties of "9/30/98 Form 10-Q").
                      New York, L. P. and P-K Partnership doing
                      business as Patricia Court and Karen Court
                      and WMF Washington Mortgage Corp., dated as
                      of August 28, 1998.

10.40                 First Amendment to Master Credit Facility   Filed herewith.
                      Agreement, dated as of December 11, 1998
                      among Home Properties of New York, Inc.,
                      Home Properties of New York, L.P., Home
                      Properties WMF I LLC and Home Properties of
                      New York, L.P. and P-K Partnership doing
                      business as Patricia Court and Karen Court
                      and WMF Washington Mortgage Corp. and
                      Fannie Mae.

10.41                 Amendments Nos. Ten through Seventeen to    Filed herewith.
                      the Second Amended and Restated Limited
                      Partnership Agreement.


21                    List of Subsidiaries of  Home Properties    Filed herewith.
                      of New York, Inc.

23                    Consent of PricewaterhouseCoopers LLP       Filed herewith.

27                    Financial Data Schedule                     Filed herewith.