Form 10-Q
period 1999-03-31
HOME PROPERTIES OF NEW YORK INC
filed 1999-05-17
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

             (Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
       OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 N/A
                                 ---
 (Former name, former address and former year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X       NO
         ------        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class of Common Stock          Outstanding at April 30, 1999
        ---------------------          -----------------------------
           $.01 par value                    18,119,976

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS

                   HOME PROPERTIES OF NEW YORK, INC.

                     CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1999 AND DECEMBER 31, 1998
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                          1999               1998
                                          ----               ----
                                       (Unaudited)          (Note 1)

ASSETS
Real estate:
  Land                                   $120,867            $119,221
  Buildings, improvements and equipment   837,339             821,567
                                         --------            --------
                                          958,206             940,788
  Less: accumulated depreciation       (   73,133)          (  65,627)
                                        ---------            --------
        Real estate, net                  885,073             875,161

Cash and cash equivalents                  27,341              33,446
Cash in escrows                            17,006              17,431
Accounts receivable                         5,583               6,269
Prepaid expenses                            8,325               6,155
Deposits                                      688                 175
Investments in and advances to affiliates  52,832              54,229
Deferred financing costs                    2,538               2,749
Other assets                               15,971              16,620
                                       ----------          ----------
Total assets                           $1,015,357          $1,012,235
                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                   $419,185            $418,942
Line of credit                                  -                   -
Accounts payable                            7,836               8,300
Accrued interest payable                    2,307               1,962
Accrued expenses and other liabilities      3,166               4,962
Security deposits                          11,452              11,404
                                       ----------          ----------
Total liabilities                         443,946             445,570
                                       ----------          ----------

Minority interest                         203,240             204,709

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized;
  no shares issued                              -                   -
  Common stock, $.01 par value;
  50,000,000 shares authorized;
  18,032,655 and 17,635,000 shares
  issued and outstanding at
  March 31, 1999 and
  December 31, 1998, respectively             182                 177
  Excess stock, $.01 par value;
  10,000,000 shares authorized;
  no shares issued                              -                   -
  Additional paid-in capital              413,524             401,814
  Distributions in excess of
  accumulated earnings                 (   29,492)         (   26,622)
  Unrealized loss on available-
  for-sale securities                  (    2,360)         (    1,607)
  Treasury stock, at cost,
  158,200 and 79,600 shares
  at March 31, 1999 and
  December 31, 1998, respectively      (    3,726)         (    1,863)
  Officer and director notes for stock
  purchases                            (    9,957)         (    9,943)
                                       ----------          ----------
  Total stockholders' equity              368,171             361,956
                                       ----------          ----------
  Total liabilities and stockholders'
  equity                               $1,015,357          $1,012,235
                                       ==========          ==========
The accompanying notes are an integral part of these consolidated financial statements.

                    HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                               1999               1998
                                               ----               ----
Revenues:
  Rental income                              $43,943            $25,094
  Property other income                        1,286                502
  Interest and dividend income                 1,895                914
  Other income                                   642                263
                                             -------            -------
Total revenues                                47,766             26,773

Expenses:

  Operating and maintenance                   20,999             12,140
  General and administrative                   2,156              1,209
  Interest                                     7,716              4,398
  Depreciation and amortization                7,541              4,079
                                             -------            -------
Total expenses                                38,412             21,826
                                             -------            -------

Income before minority interest                9,354              4,947
Minority interest                              3,343              2,172
                                             -------            -------

Net income                                    $6,011            $ 2,775
                                             =======            =======

Per share data:
  Net income - Basic                            $.34               $.29
                                             =======            =======
             - Diluted                          $.33               $.28
                                             =======            =======

Weighted average number of shares
  outstanding - Basic                     17,871,753          9,702,975
                                          ==========          =========
              - Diluted                   17,960,058          9,900,451
                                          ==========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                    HOME PROPERTIES OF NEW YORK, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                         (UNAUDITED, IN THOUSANDS)

                                          1999                   1998
                                          ----                   ----
Cash flows from operating activities:
Net income                               $6,011                 $2,775
                                         ------                 ------

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Equity in income of HP Management
     and Conifer Realty                  (  178)                   208
    Income allocated to minority interest 3,343                  2,172
    Depreciation and amortization         7,753                  4,239
    Unrealized loss on available-for-
     sale securities                      1,169                      -
    Loss on disposition of property          16                      -
    Changes in assets and liabilities:
      Other assets                      ( 2,446)              (  2,260)
      Accounts payable and accrued
       liabilities                      ( 1,867)              (    762)
                                        -------                -------
          Total adjustments               7,790                  3,597
                                        -------                -------
          Net cash provided by
           operating activities          13,801                  6,372
                                        -------                -------

Cash flows used in investing activities:
  Purchase of properties, net of
   mortgage notes assumed and UPREIT
   Units issued                        (  8,055)              ( 35,644)
  Additions to properties              (  8,218)              (  6,808)
  Deposits on property                 (    513)              (  2,051)
  Advances to affiliates               (  5,975)              (  6,068)
  Payments on advances to affiliates      7,550                  5,366
  Other                                      59                      -
                                        -------                -------
       Net cash used in investing
        activities                      (15,152)              ( 45,205)
                                        -------                -------

Cash flows from financing activities:
  Proceeds from sale of common stock     11,031                 24,650
  Purchase of treasury stock           (  1,863)                     -
  Proceeds from mortgage notes payable        -                  8,000
  Payments of mortgage notes payable   (    982)              (    720)
  Proceeds from line of credit                -                 33,000
  Payments on line of credit                  -               ( 19,500)
  Additions to deferred loan costs     (      2)              (     21)
  Additions to and payments received
   from cash escrows                        425               (    300)
  Dividends and distributions paid      (13,363)              (  7,264)
                                        -------                -------
     Net cash provided by (used in)
      financing activities             (  4,754)                37,845
                                        -------                -------
Net decrease in cash                   (  6,105)              (    988)
Cash and cash equivalents:
  Beginning of period                    33,446                  3,809
                                        -------                -------
  End of period                         $27,341                $ 2,821
                                        =======                =======
Supplemental disclosure of cash
  flow information:
  Cash paid for interest               $  7,422               $  4,157
                                       ========                =======
The accompanying notes are an integral part of these consolidated financial statements.

                    HOME PROPERTIES OF NEW YORK, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  Unaudited Interim Financial Statements
    --------------------------------------
The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 17, 1999.

2.  Organization and Basis of Presentation
    --------------------------------------
Organization
Home Properties of New York, Inc. (the "Company") was formed in November
1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of March 31, 1999, the Company operated 261 apartment communities with 34,493 apartments.
Of this total, the Company owned 98 communities, consisting of 23,944 apartments, managed as general partner 7,738 apartments and fee managed 2,811 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its 64.4% (55.0% at March 31, 1998) general partnership interest in the Operating Partnership. The remaining 35.6% (45.0% at March 31, 1998) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary (QRS) of Home Properties of New York, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

3.  Earnings Per Common Share
    -------------------------
Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

                  HOME PROPERTIES OF NEW YORK, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
      (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.  Earnings Per Common Share Cont'd
    --------------------------------
Net income is the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the three months ended March 31, 1999 and 1998 is as follows:

                                         1999                 1998
                                         ----                 ----

Basic weighted average number of
  shares outstanding                 17,871,753            9,702,975
Effect of dilutive stock options         88,305              197,476
                                     ----------            ---------
Diluted weighted average number
 of shares outstanding               17,960,058            9,900,451
                                     ==========            =========

4. Comprehensive Income
   --------------------

Total comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                         1999                 1998
                                         ----                 ----
Net income                             $6,011                $2,775
Comprehensive income:
 Unrealized loss on available-
   for-sale securities
   before minority interest            (1,169)                    -
                                       ------                ------
Net comprehensive income               $4,842                $2,775
                                       ======                ======
5.  Other Income
    ------------

Other income for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                         1999                 1998
                                         ----                 ----

Management fees                          $374                 $271
Development fees                           62                  171
Other                                      28                   29
Management Companies                      178                ( 208)
                                         ----                 ----
                                         $642                 $263
                                         ====                 ====

Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% (99% in 1998) of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                         1999                 1998
                                         ----                 ----
Management fees                          $922                 $793
Development fees                        1,303                  954
Miscellaneous                              35                   26
General and administrative             (1,754)              (1,789)
Interest expense                       (  202)              (  130)
Other expenses                         (  116)              (   64)
                                        -----                -----
Net income                               $188               ($ 210)
                                        =====                =====
Company's share                          $178               ($ 208)

                    HOME PROPERTIES OF NEW YORK, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
        (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6.  Segment Reporting
    -----------------
Effective January 1, 1998, the Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The Company has engaged in two primary business segments - the ownership and management of market rate apartment communities and the management and development of government assisted housing. Company management views each apartment community as a separate component of the operating segment. The Company's two reportable segments are managed separately as each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Non-segment revenue to reconcile total revenue consists of unconsolidated management and development fees and interest income. Non-segment assets to reconcile to total assets include cash, cash in escrows, accounts receivable, prepaid expenses, deposits, investments in and advances to affiliates, deferred charges and other assets.

The Company assesses and measures segment operating results based on FFO.

The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows for the three months ended March 31, 1999 and 1998.

                                         1999               1998
                                         ----               ----
Revenues
--------
Apartments owned                       $45,229            $25,596
Management & development fees            2,724              2,244
Reconciling items                      (   187)          (  1,067)
                                        ------             ------
Total Revenue                          $47,766            $26,773

Profit(loss)
-----------
Funds from operations:
Apartments owned                       $24,230            $13,456
Management & development fees              642                263
Reconciling items                        1,895                914
                                        ------             ------
Segment contribution to FFO             26,767             14,633

General & administrative expenses      ( 2,156)           ( 1,209)
Interest expense                       ( 7,716)           ( 4,398)
Unconsolidated depreciation                 84                196
Non-real estate depreciation/amort.    (    64)           (    41)
                                        ------             ------
Funds from Operations                   16,915              9,181

Depreciation - apartments owned        ( 7,477)           ( 4,038)
Unconsolidated depreciation            (    84)           (   196)
Minority interest in earnings          ( 3,343)           ( 2,172)
                                        ------             ------
Net Income                             $ 6,011            $ 2,775
                                        ======             ======

Assets
------
Apartments owned                      $885,073           $548,169
Apartments managed                         566                398
Reconciling items                      129,718             69,523
                                       -------            -------
Total Assets                        $1,015,357           $618,090
                                     =========           ========

                  HOME PROPERTIES OF NEW YORK, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7.  Pro Forma Financial Information
    -------------------------------
                                 Pro Forma Combined Statement of Operations
                                 For the Three Months Ended March 31, 1999
                                 ------------------------------------------
                                 Home
                                 Properties        Pro Forma        Company
                                 Historical        Adjustment       Pro Forma
                                 ----------        ----------       ---------
Revenue:
  Rental income                  $43,943              $  260         $44,203
  Property other income            1,286                   7           1,293
  Interest and dividend income     1,895                               1,895
  Other income                       642                                 642
                                  ------               -----         -------
Total Revenues                    47,766                 267          48,033

Expenses:
  Operating and Maintenance       20,999                  85          21,084
  General and administrative       2,156                   8           2,164
  Interest                         7,716                  80           7,796
  Depreciation and amortization    7,541                  28           7,569
                                  ------               -----         -------
Total Expenses                    38,412                 201          38,613
                                  ------               -----         -------

Income before minority interest  $ 9,354             $    66           9,420
                                  ======               =====

Minority Interest                                                      3,372
                                                                       -----
Net income                                                           $ 6,048
                                                                      ======
Net income per common share - Basic                                    $0.34
                                                                      ======
                            - Diluted                                  $0.34
                                                                      ======
Weighted average number of
 shares outstanding - Basic                                       17,871,753
                                                                  ==========
                    - Diluted                                     17,960,058
                                                                  ==========

The pro forma information was prepared as if the transactions related to the acquisition of the Manor Apartments (on February 18, 1999, 198 units for $7,200) and Ridgeway Court Apartments (on February 22, 1999, 66 units for $2,150) had occurred on January 1, 1999.

Adjustments to the pro forma combined statements of operations for the three months ended March 31, 1999, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 1999 to the acquisition date.

                   HOME PROPERTIES OF NEW YORK, INC.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of March 31, 1999 and 1998 and for the three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements
--------------------------
This discussion contains forward-looking statements. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, other conditions that might affect operating expenses, the timely completion of repositioning and current development activities within anticipated budgets, the actual pace of future acquisitions and developments and continued access to capital to fund growth.

Liquidity and Capital Resources
-------------------------------
The Company's principal liquidity demands are expected to be distributions to stockholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and scheduled debt maturities.

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

As of March 31, 1999 the Company had an unsecured line of credit from Chase Manhattan Bank of $50 million and a $50 million supplemental unsecured revolving credit facility with M&T Bank, both with no outstanding balances. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured credit facilities expire on September 4, 1999, with a one year extension at the Company's option.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facilities, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of March 31, 1999, the Company owned twenty-four properties with 3,907 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. During 1998, $125.6 million of common shares were issued from this and a previous shelf registration in various public and private offerings. There has been no activity during 1999 relative to this shelf. The available balance on the shelf at March 31, 1999 is $333.7 million.

                   HOME PROPERTIES OF NEW YORK, INC.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONT'D

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1998, 4,512 apartment units in eight separate transactions were acquired for a total cost of $176 million using UPREIT Units valued at approximately $71 million, with the balance paid in cash or assumed debt..

During 1998, over $72 million of common stock was issued under the Company's DRIP, approximately twice the level of the previous year. An additional $12 million has been raised through the DRIP program during the first four months of 1999.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1998, the Company repurchased 59,600 shares at a cost of $1.4 million. An additional 78,600 shares were repurchased during the first quarter of 1999 at a cost of $1.9 million.

As of March 31, 1999, the weighted average rate of interest on mortgage debt is 7.2% and the weighted average maturity is approximately 10 years. All of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

The following table sets forth information regarding the mortgage indebtedness at March 31, 1999.

                                                             Principal
                                 Interest                    Balance as of
                                 Rate as of      Maturity    March 31,1999
Communities       Location       March 31, 1999  Date        (000's)
-----------       --------       --------------  --------    -------------
Fixed Rate
----------
Perinton and
  Riverton      Rochester, NY      6.75% (1)   09/01/00      11,842
Springwood      Philadelphia, PA   8.50%       11/01/01       1,472
Valley View     Philadelphia, PA   8.50%       11/01/01       3,338
Royal Gardens   Piscataway, NJ     7.66%       08/01/02      11,570
Brook Hill      Rochester, NY      7.75%       11/01/02       4,839
Garden Village  Buffalo, NY        7.75%       11/01/02       4,554
1600 Elmwood    Rochester, NY      7.75%       11/01/02       5,313
Village Green   Syracuse, NY       7.75%       11/01/02       4,744
Racquet Club    Philadelphia, PA   7.63%       11/01/03      12,094
Curren Terrace  Philadelphia, PA   8.36%       11/01/03       9,561
Rolling Park    Baltimore, MD      7.88%       11/01/03       2,851
Sherry Lake     Philadelphia, PA   7.88%       01/01/04       6,582
Glen Manor      Philadelphia, PA   8.13%       05/01/04       3,688
Colonies        Chicago, IL        8.88%       05/01/04      12,480
Springcreek/
  Meadows       Rochester, NY      7.63% (2)   08/01/04       3,147
Idylwood        Buffalo, NY        8.63%       11/01/05       9,283
Carriage Hill   Dearborn, MI       7.36%       01/01/06       3,896
Carriage Park   Dearborn, MI       7.48%       01/01/06       5,612
Cherry Hill     Dearborn, MI       7.99%       01/01/06       4,515
Mid Island
  Estates       Bay Shore, NY      7.50% (3)   05/01/06       6,675
Newcastle       Rochester, NY      6.00% (4)   07/31/06       6,150
Country Village Baltimore, MD      8.39%       08/01/06       6,655
Raintree Island Buffalo, NY        8.50%       11/01/06       6,374
Woodgate Place  Rochester, NY      7.87%       01/01/07       3,432
Strawberry Hill Baltimore, MD      8.26%       05/01/07       2,068
Valley Park
 South          Bethlehem, PA      6.93%       01/01/08      10,052
Hamlet Court    Rochester, NY      7.11%       02/01/08       1,785
Candlewood      South Bend, ID     7.02%       03/01/08       7,878
Multi-property  Detroit, MI        7.51%       06/01/08      49,108
Conifer Village Syracuse, NY       7.20%       06/01/10       2,765
Ridgeway Court  Philadelphia, PA   8.38%       11/01/10       1,220
Multi-property  Various            6.16%       01/01/11      58,881
Morningside and
 Carriage Hill  Baltimore, MD      6.99%       05/01/13      20,339
Multi-property  Various            6.48%       08/31/13     100,000
Pines of
  Perinton      Rochester, NY      8.50%       05/01/18       8,829
Village Green
 (Fairways)     Syracuse, NY       8.23%       10/01/19       4,416
Raintree Island Buffalo, NY        8.50%       05/01/20       1,177
                                                            -------
                                                            419,185

                                                                Principal
                                 Interest                       Balance as of
                                 Rate as of         Maturity    March 31,1999
Communities       Location       March 31, 1999     Date        (000's)
-----------       --------       --------------     --------    -------------

Line of Credit
--------------
Unsecured           N/A         30 day LIBOR+1.25%  On demand             0
                                                                   $419,185
                                                                   ========

(1)  Fixed through August 4, 1999, then prime +.5% until maturity.
(2)  Fixed through July 31, 2000, then prime +.5% until maturity.
(3)  Fixed through March 31, 2001; then 7.75% until maturity.
(4)  Fixed through July 31, 1999, then variable.


Results of Operations
---------------------

Comparison of three months ended March 31, 1999 to the same period in 1998

The Company had 62 apartment communities with 14,048 units and one small ancillary convenience shopping area which were owned during both of the three month periods being presented (the "Core Properties"). The Company has acquired an additional 36 apartment communities with 9,896 units during 1998 and 1999 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for three months ended March 31, 1999.

A summary of the Core Property net operating income is as follows:


                                 1999                1998       %Change
                                 ----                ----       -------
Rent                        $26,002,000          $24,439,000      6.4%
Property other income           750,000              640,000     17.2%
                             ----------           ----------    -------
Total income                 26,752,000           25,079,000      6.7%
Operating and Maintenance  ( 12,879,000)        ( 11,944,000)    (7.8%)
                             ----------           ----------      ----
Net operating income        $13,873,000          $13,135,000      5.6%
                            ===========          ===========      ====


Of the $18,849,000 increase in rental income, $17,286,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 4.6% in weighted average rental rates, plus an increase in occupancy from 93.4% to 95.0%.

Of the $784,000 increase in property other income, $533,000 is attributable to the Acquired Communities, with $110,000 representing a 17.2% increase for the Core Properties. This increase reflects increased laundry and furniture/corporate rental activity. The balance, a $141,000 increase, is from the Company's share of income/loss from various general partnership interests.

Interest and dividend income increased $981,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships, as well as $395,000 in dividend income from an investment in available-for-sale securities.

Other income increased by $379,000 due primarily to an increased level of management and development activity.

Of the $8,859,000 increase in operating and maintenance expenses, $7,924,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 7.8% increase over 1998. The major areas of increase in the Core Properties occurred in utilities, personnel and snow removal costs. All of these items were affected based on a more normal winter following the unusually mild winter weather experienced in 1998. Most of the personnel increase results from the normal 13 week pay periods in 1999 compared to only 12 in 1998. This negative variance will reverse itself during the third quarter of 1999.

General and administrative expense increased in 1999 by $947,000, or 78%. General and administrative expenses as a percentage of total revenues was 4.5% for both periods presented.

Funds From Operations
---------------------
Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") revised White Paper definition of FFO is income
(loss) before gains (losses) from the sale of property and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the previous six quarters are presented below:

                            March 31   Dec. 31   Sept. 30   June 30   March 31   Dec. 31
                               1999     1998       1998      1998       1998      1997
                            --------   -------   --------   -------   --------   -------

Net income                   $6,011    $5,388     $6,141     $4,384     $2,775     $2,417
Minority interest             3,343     3,408      3,726      3,297      2,172      2,451
Extraordinary item                -       514        156        290          -      1,037
Non-recurring interest
  amortization                    -         -        294          -          -          -
Depreciation from real
  property                    7,477     8,183      5,991      4,770      4,038      3,715
Depreciation from real
  property from
  unconsolidated entities        84       393         72         72        196        168
(Gain) Loss from sale of
  property                        -         -          -          -          -       (872)
                              -----     -----      -----      -----      ------    ------
FFO                         $16,915   $17,886    $16,380    $12,813      $9,181    $8,916
                             ======    ======     ======     ======      ======    ======
Weighted average common
 shares/units outstanding
 - Basic                   27,810.1  27,129.4   25,603.7   21,312.3    17,303.6   15,215.0
 - Diluted                 27,898.4  27,245.7   25,746.9   21,500.9    17,501.1   15,417.7

All REITs may not be using the strict White Paper definition for new FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Impact of the Year-2000 on System Processing
--------------------------------------------
The Year 2000 ("Y2K") problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. As a result, the Y2K problem can affect any system that uses date data, including mainframes, PCs, and embedded microprocessors that control security systems, call-processing systems, building climate systems, elevators, office
equipment and even fire alarms.   All references to percent complete below are
as of 5/1/99.

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

The Company is 75% complete with its review and modification of regional office systems and 45% complete with its review and modification of community based systems. The Company has one and one-half full-time employees dedicated to upgrading regional offices and community based systems. Additional information systems employees will assist as needed. The Company anticipates its regional office systems will be tested for compliance by July 1999 and that its community based systems will be tested for compliance by September 1999.

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

Delivery of goods and services (i.e., building and elevator access, security systems, HVAC, life safety, etc.) to the Company's communities and offices must continue to be provided without interruption. The Company expects to have surveyed all critical suppliers by June, 1999 to determine their Y2K readiness status.

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

Costs

The total cost of the Company's Y2K activities, which is estimated at $675,000, is not expected to have a material effect on the Company's financial position. Approximately $400,000 has been expended as of May 1, 1999. The remaining expenditures to be incurred will be funded from operations. A majority of these costs are an acceleration of the amounts the Company would anticipate incurring to upgrade business systems, regardless of the Y2K problem, considering the evolution of technology and the requirements for running newly acquired and improved system applications.

Inflation
---------
Substantially all of the leases at the communities are for a term of one year or less, which enables the Company to seek increased rents upon renewal of existing leases or commencement of new leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

Declaration of Dividend
-----------------------
On May 4, 1999, the Board of Directors approved a dividend of $.48 per share for the period from January 1, 1999 to March 31, 1999. This is the equivalent of an annual distribution of $1.92 per share. The dividend is payable May 27, 1999 to shareholders of record on May 18, 1999.

Subsequent Events
-----------------
On April 8, 1999, the Company acquired 303 apartment units in one community located in Dearborn, Michigan. The total purchase price and closing costs of $18.2 million included the assumption of existing debt of approximately $11.7 million plus the issuance of UPREIT units valued at approximately $3.9 million, plus cash of $2.6 million.

On April 29, 1999 the Company announced that it had entered into various agreements to purchase three different apartment portfolios from private sellers. The portfolios are primarily located in the suburban Washington, D.C. Baltimore and Philadelphia markets and contain a combined total of 7,968 apartment units. If all three transactions are consummated, total consideration of $370 million plus closing costs will be paid in the form of UPREIT Units, assumed debt and cash. The transactions are subject to certain approvals and conditions. There can be no assurances that these conditions will be satisfied.

                   PART II - OTHER INFORMATION

                HOME PROPERTIES OF NEW YORK, INC.



Item 6.  Exhibits and Reports or Form 8-K
-----------------------------------------
(a)Exhibits:      There are no exhibits which are filed with, or incorporated by reference, to this report.

(b)Reports or Form 8-K:

   None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HOME PROPERTIES OF NEW YORK, INC.
                                                    (Registrant)


                              Date:                 May 17, 1999

                              By:  /s/ David P. Gardner
                                   -----------------------------
                                   David P. Gardner
                                   Vice President
                                   Chief Financial Officer and Treasurer


                             Date:                 May 17, 1999

                             By:  /s/ David P. Gardner
                                  ------------------------------
                                  David P. Gardner
                                  Vice President
                                  Chief Financial Officer and Treasurer