Form 10-Q
period 1999-06-30
HOME PROPERTIES OF NEW YORK INC
filed 1999-08-16
CIK 923118

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549

                                       FORM 10-Q

          (Mark One)

                    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                         15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                   YES    X       NO


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
    CLASS OF COMMON STOCK                         OUTSTANDING AT JULY 31, 1999
       $.01 par value                                      18,970,323

                             PART I - FINANCIAL INFORMATION
                             ITEM 1.  FINANCIAL STATEMENTS

                           HOME PROPERTIES OF NEW YORK, INC.

                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1999 AND DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 1999                         1998
                                                                                                 ----                         ----
                                                                                          (Unaudited)                     (Note 1)
ASSETS
Real estate:
  Land                                                                                     $  122,058                   $  119,221
  Buildings, improvements and equipment                                                       870,671                      821,567
                                                                                           ----------                   ----------
                                                                                             992,729                      940,788
  Less:  accumulated depreciation                                                         (   81,112)                  (   65,627)
                                                                                           ----------                   ----------
     Real estate, net                                                                         911,617                      875,161
Cash and cash equivalents                                                                      48,188                       33,446
Cash in escrows                                                                                18,375                       17,431
Accounts receivable                                                                             5,497                        6,269
Prepaid expenses                                                                                4,639                        6,155
Deposits                                                                                        4,368                          175
Investments in and advances to affiliates                                                      49,643                       54,229
Deferred financing costs                                                                        2,431                        2,749
Other assets                                                                                    7,330                       16,620
                                                                                           ----------                   ----------
      Total assets                                                                         $1,052,088                   $1,012,235
                                                                                           ==========                   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                     $  432,852                   $  418,942
Line of credit                                                                                      -                            -
Accounts payable                                                                                6,209                        8,300
Accrued interest payable                                                                        2,612                        1,962
Accrued expenses and other liabilities                                                          3,391                        4,962
Security deposits                                                                              11,805                       11,404
                                                                                           ----------                   ----------
      Total liabilities                                                                       456,869                      445,570
                                                                                           ----------                   ----------
Minority interest                                                                             207,166                      204,709
                                                                                           ----------                   ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                            -                            -
   Common stock, $.01 par value; 50,000,000
     shares authorized; 18,893,569 and 17,635,000 shares
     issued and outstanding at June 30, 1999 and
     December 31, 1998, respectively                                                              189                          177
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                            -                            -
  Additional paid-in capital                                                                  430,793                      401,814
  Distributions in excess of accumulated earnings                                         (   33,122)                  (   26,622)
  Unrealized loss on available-for-sale securities                                                  -                  (    1,607)
  Treasury stock, at cost, 0 and 79,600 shares
    at June 30, 1999 and December 31, 1998, respectively                                            -                  (    1,863)
  Officer and director notes for stock purchases                                          (    9,807)                  (    9,943)
                                                                                           ----------                   ----------
Total stockholders' equity                                                                    388,053                      361,956
                                                                                           ----------                   ----------
Total liabilities and stockholders' equity                                                 $1,052,088                   $1,012,235
                                                                                           ==========                   ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                           HOME PROPERTIES OF NEW York, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                           1999                    1998
          Revenues:                                                                        ----                    ----
            Rental income                                                            $   89,374              $   54,464
            Property other income                                                         2,689                   1,346
            Interest and dividend income                                                  3,812                   2,161
            Other income                                                                  1,548                   1,114
                                                                                     ----------              ----------
          Total revenues                                                                 97,423                  59,085
                                                                                     ----------              ----------
          Expenses:
            Operating and maintenance                                                    40,963                  25,637
            General and administrative                                                    4,327                   2,544
            Interest                                                                     15,676                   9,087
            Depreciation and amortization                                                15,860                   8,899
            Loss on available-for-sale securities                                         2,123                       -
                                                                                     ----------              ----------
          Total expenses                                                                 78,949                  46,167
                                                                                     ----------              ----------
          Income before gain on disposition of property,
             minority interest and extraordinary item                                    18,474                  12,918
          Gain on disposition of property                                                   457                       -
                                                                                     ----------              ----------
          Income before minority interest and
             extraordinary item                                                          18,931                  12,918
          Minority interest                                                               6,729                   5,469
                                                                                     ----------              ----------
          Income before extraordinary item                                               12,202                   7,449
          Extraordinary item, prepayment penalties, net
             of $205 allocated to minority interest                                           -                   (290)
                                                                                     ----------              ----------
          Net income                                                                 $   12,202              $    7,159
                                                                                     ==========              ==========
          Basic earnings per share data:
            Income before extraordinary item                                               $.67                    $.67
            Extraordinary item                                                                -                   (.03)
                                                                                     ----------              ----------
            Net income                                                                     $.67                    $.64
                                                                                     ==========              ==========
          Diluted earnings per share data:
            Income before extraordinary item                                               $.67                    $.66
            Extraordinary item                                                                -                   (.03)
                                                                                     ----------              ----------
            Net income                                                                     $.67                    $.63
                                                                                     ==========              ==========
          Weighted average number of shares
           outstanding:
            Basic                                                                    18,159,499              11,108,109
                                                                                     ==========              ==========
            Diluted                                                                  18,252,321              11,297,673
                                                                                     ==========              ==========




          The accompanying notes are an integral part of these consolidated financial statements.

                           HOME PROPERTIES OF NEW York, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         1999                    1998
                                                                                         ----                    ----
          Revenues:
            Rental income                                                          $   45,431              $   29,370
            Property other income                                                       1,386                     844
            Interest and dividend income                                                1,917                   1,247
            Other income                                                                  906                     851
                                                                                   ----------              ----------
          Total revenues                                                               49,640                  32,312
                                                                                   ----------              ----------
          Expenses:
            Operating and maintenance                                                  19,963                  13,497
            General and administrative                                                  2,171                   1,335
            Interest                                                                    7,960                   4,689
            Depreciation and amortization                                               8,319                   4,820
            Loss on available-for-sale securities                                       2,123                       -
                                                                                   ----------              ----------
          Total expenses                                                               40,536                  24,341
                                                                                   ----------              ----------
          Income before gain on disposition of property,
             minority interest and extraordinary item                                   9,104                   7,971
          Gain on disposition of property                                                 473                       -
                                                                                   ----------              ----------
          Income before minority interest and
             extraordinary item                                                         9,577                   7,971
          Minority interest                                                             3,386                   3,297
                                                                                   ----------              ----------
          Income before extraordinary item                                              6,191                   4,674
          Extraordinary item, prepayment penalties, net
             of $205 allocated to minority interest                                         -                   (290)
                                                                                   ----------              ----------
          Net income                                                               $    6,191              $    4,384
                                                                                   ==========              ==========
          Basic earnings per share data:
            Income before extraordinary item                                             $.34                    $.37
            Extraordinary item                                                              -                   (.02)
                                                                                   ----------              ----------
            Net income                                                                   $.34                    $.35
                                                                                   ==========              ==========
          Diluted earnings per share data:
            Income before extraordinary item                                             $.33                    $.37
            Extraordinary item                                                              -                   (.02)
                                                                                   ----------              ----------
            Net income                                                                   $.33                    $.35
                                                                                   ==========              ==========
          Weighted average number of shares
            outstanding - Basic
                                                                                   18,444,084              12,497,802
                                                                                   ==========              ==========
                        - Diluted                                                  18,548,646              12,686,401
                                                                                   ==========              ==========




          The accompanying notes are an integral part of these consolidated financial statements.

                           HOME PROPERTIES OF NEW York, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                               (UNAUDITED, IN THOUSANDS)

                                                                                                 1999                       1998
                                                                                                 ----                       ----
Cash flows from operating activities:
  Net income                                                                                  $12,202                    $ 7,159
                                                                                              -------                    -------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer Realty                                    (   370)                   (    20)
     Income allocated to minority interest                                                      6,729                      5,469
     Extraordinary item allocated to minority interest                                              -                   (   205)
     Depreciation and amortization                                                             16,286                      9,228
     Unrealized loss on available-for-sale securities                                        ( 1,607)                          -
     Gain/loss on disposition of property                                                    (   457)                          -
     Changes in assets and liabilities:
        Other assets                                                                           15,520                   ( 2,557)
        Accounts payable and accrued liabilities                                             ( 2,611)                        269
                                                                                              -------                    -------
     Total adjustments                                                                         33,490                     12,184
                                                                                              -------                    -------
     Net cash provided by operating activities                                                 45,692                    19,343
                                                                                              -------                    -------
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed
    and UPREIT Units issued                                                                  (12,063)                   (60,875)
   Additions to properties                                                                   (21,057)                   (15,636)
   Deposits on property                                                                      ( 4,193)                   ( 2,930)
   Advances to affiliates                                                                    (13,889)                   (13,251)
   Payments on advances to affiliates                                                          18,895                     18,016
   Other                                                                                        1,099                          -
                                                                                              -------                    -------
     Net cash used in investing activities                                                   (31,208)                   (74,676)
                                                                                              -------                    -------
Cash flows from financing activities:
   Proceeds from sale of common stock                                                          33,049                    156,054
   Purchase of treasury stock                                                                ( 2,578)                          -
   Proceeds from mortgage notes payable                                                             -                     28,600
   Payments of mortgage notes payable                                                        ( 2,128)                   (18,209)
   Proceeds from line of credit                                                                     -                     33,000
   Payments on line of credit                                                                       -                   (41,750)
   Additions to deferred loan costs                                                          (   108)                   (    73)
   Additions to and payments received from cash escrows                                      (   944)                   ( 1,747)
   Dividends and distributions paid                                                          (27,033)                   (16,250)
     Net cash provided by (used in) financing activities                                          258                    139,625
                                                                                              -------                    -------
Net increase in cash                                                                           14,742                     84,292
Cash and cash equivalents:
   Beginning of period                                                                         33,446                     3,809
                                                                                              -------                    -------
   End of period                                                                             $ 48,188                  $ 88,101
                                                                                             ========                   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                     $ 14,600                  $  9,149
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

          2.   ORGANIZATION AND BASIS OF PRESENTATION

               ORGANIZATION
               Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of June 30, 1999, the Company operated 259 apartment communities with 33,935 apartments. Of this total, the Company owned 100 communities, consisting of 24,350 apartments, managed as general partner 7,710 apartments and fee managed 1,875 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

               BASIS OF PRESENTATION
               The accompanying consolidated financial statements include the accounts of the Company and its 65.2% (63.4% at June 30, 1998) general partnership interest in the Operating Partnership. The remaining 34.8% (36.6% at June 30, 1998) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary (QRS) of Home Properties of New York, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

                           HOME PROPERTIES OF NEW York, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


          3.   EARNINGS PER COMMON SHARE CONT'D

               Net income is the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the six and three months ended June 30, 1999 and 1998 is as follows:

                                                                     SIX MONTHS                            THREE MONTHS
                                                                 ----------------------                -----------------------
                                                                  1999                1998                1999                 1998
                                                                  ----                ----                ----                 ----
Basic weighted average number of shares
    outstanding                                             18,159,499          11,108,109          18,444,084           12,497,802
Effect of dilutive stock options                                92,822             189,564             104,562              188,599
                                                            ----------          ----------          ----------           ----------
Diluted weighted average number
   of shares outstanding                                    18,252,321          11,297,673          18,548,646           12,686,401
                                                            ==========          ==========          ==========           ==========

          4.         COMPREHENSIVE INCOME

               Total comprehensive income for the six and three months ended June 30, 1999 and 1998 is as follows:

                                                                           SIX MONTHS                  THREE MONTHS
                                                                        ----------------              --------------
                                                                        1999            1998           1999           1998
                                                                        ----            ----           ----           ----

          Net income                                                 $12,202          $7,159         $6,191         $4,384
          Comprehensive income:
            Unrealized loss on available-for-sale
             securities                                                    -               -              -              -
                                                                     -------          ------         ------         ------
          Net comprehensive income                                   $12,202          $7,159         $6,191         $4,384
                                                                     =======          ======         ======         ======

          1.        OTHER INCOME

                    Other income for the six and three months ended June 30, 1999 and 1998 is summarized as follows:

                                                                           SIX MONTHS               THREE MONTHS
                                                                               --------------               -----------
                                                                      1999           1998         1999          1998
                                                                      ----           ----         ----          ----

          Management fees                                           $  734         $  605         $360          $334
          Development fees                                             391            387          329           216
          Other                                                         53            101           25            72
          Management Companies                                         370             21          192           229
                                                                    ------         ------         ----          ----
                                                                    $1,548         $1,114         $906          $851
                                                                    ======         ======         ====          ====

               Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% (99% in 1998) of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the six and three months ended June 30 1999 and 1998 is summarized as follows:

                                                                   SIX MONTHS                        THREE MONTHS
                                                           ----------------                 --------------------
                                                               1999             1998              1999                1998
                                                               ----             ----              ----                ----
Management fees                                             $ 1,853          $ 1,588           $   931             $   795
Development fees                                              2,645            2,169             1,343               1,215
Miscellaneous                                                    38               49                 3                  23
General and administrative                                  (3,472)          (3,342)           (1,718)             (1,553)
Interest expense                                            (  442)          (  297)           (  240)             (  167)
Other expenses                                              (  233)          (  146)           (  117)             (   82)
                                                            -------          -------           -------             -------
Net income                                                  $   389          $    21           $   202             $   231
                                                            =======          =======           =======             =======
Company's share                                             $   370          $    21           $   192             $   229
                                                            =======          =======           =======             =======

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

               The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows for the six and three months ended June 30, 1999 and 1998.

                                                                    SIX MONTHS                           THREE MONTHS
                                                                  ---------------------                 ---------------------
                                                                1999                1998              1999                 1998
                                                                ----                ----              ----                 ----
REVENUES
Apartments owned                                          $   92,063            $ 55,810           $46,817             $ 30,214
Management & development fees                                  5,714               4,899             2,990                2,655
Reconciling items                                         (      354)           (  1,624)          (   167)            (    557)
                                                          ----------            --------           -------             --------
Total Revenue                                                 97,423              59,085           $49,640             $ 32,312
                                                          ==========            ========           =======             ========
PROFIT (LOSS)
Funds from operations:
Apartments owned                                          $   51,100            $ 30,173           $26,854             $ 16,717
Management & development fees                                  1,548               1,114               906                  851
Reconciling items                                              3,812               2,161             1,917                1,247
                                                          ----------            --------          --------             --------
Segment contribution to  FFO                                  56,460              33,448            29,677               18,815
General & administrative expenses                         (    4,327)           (  2,544)         (  2,171)            (  1,335)
Interest expense                                          (   15,676)           (  9,087)         (  7,960)            (  4,689)
Unconsolidated depreciation                                      221                 268               153                   72
Non-real estate depreciation/amort.                       (      136)           (     91)         (     72)            (     50)
                                                          ----------            --------          --------             --------
Funds from Operations                                         36,542              21,994            19,627               12,813
Depreciation - apartments owned                           (   15,724)           (  8,808)         (  8,247)            (  4,770)
Unconsolidated depreciation                               (      221)           (    268)         (    153)            (     72)
Gain on disposition of properties                                457                   -               473                    -
Loss on available-for-sale securities                     (    2,123)                  -          (  2,123)                   -
Minority interest in earnings                             (    6,729)           (  5,469)         (  3,386)            (  3,297)
Extraordinary items, net of minority
   interest                                                        -            (    290)                 -            (    290)
                                                          ----------            --------           -------             --------
Net Income                                                $   12,202            $  7,159           $ 6,191             $  4,384
                                                          ==========            ========           =======             ========
ASSETS
Apartments owned                                          $  911,617            $628,564
Apartments managed                                               644                 627
Reconciling items                                            139,827             152,444
                                                          ----------            --------
Total Assets                                              $1,052,088            $781,635
                                                          ==========            ========

                           HOME PROPERTIES OF NEW YORK, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


          7.   PRO FORMA FINANCIAL INFORMATION

                                                                       Pro Forma Combined Statement of Operations FOR THE SIX
                                                                                     MONTHS ENDED JUNE 30, 1999
                                                                               -----------------------------------
                                                                             Home
                                                                       Properties             Pro Forma               Company
                                                                       HISTORICAL            ADJUSTMENT             PRO FORMA
                                                                       ----------            ----------            ----------
Revenue:
  Rental income                                                        $   89,374            $    1,359            $   90,733
  Property other income                                                     2,689                    40                 2,729
  Interest and dividend income                                              3,812                     -                 3,812
  Other income                                                              1,548                     -                 1,548
                                                                       ----------            ----------            ----------
Total Revenues                                                             97,423                 1,399                98,822
                                                                       ----------            ----------            ----------
Expenses:
  Operating and Maintenance                                                40,963                   422                41,385
  General and administrative                                                4,327                    42                 4,369
  Interest                                                                 15,676                   430                16,106
  Depreciation and amortization                                            15,860                   211                16,071
  Loss on available-for-sale securities                                     2,123                     -                 2,123
                                                                       ----------            ----------            ----------
Total Expenses                                                             78,949                 1,105                80,054
                                                                       ----------            ----------            ----------
Income before gain on disposition of property
   and minority interest                                                   18,474                   294                18,768
Gain on disposition of property                                               457                     -                   457
                                                                       ----------            ----------            ----------
Income before minority Interest                                        $   18,931            $      294            $   19,225
                                                                       ==========            ==========
Minority interest                                                                                                       6,869
                                                                                                                   ----------
Net income                                                                                                         $   12,356
                                                                                                                   ==========
Net income per common share - Basic                                                                                     $0.68
                                                                                                                   ==========
                            - Diluted                                                                                   $0.68
                                                                                                                   ==========
Weighted average number of
  shares outstanding - Basic                                                                                       18,159,499
                                                                                                                   ==========
                     - Diluted                                                                                     18,252,321
                                                                                                                   ==========

               The pro forma information was prepared as if the transactions related to the acquisition of the Manor Apartments (on February 18, 1999, 198 units for $7,200), Ridgeway Court Apartments (on February 22, 1999, 66 units for $2,150), Springwell Park Apartments (on April 7, 1999, 303 units for $18,200), and Sherwood Gardens Apartments (on May 27, 1999, 103 units for $4,100) had occurred on January 1, 1999.

               Adjustments to the pro forma combined statements of operations for the six months ended June 30, 1999, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 1999 to the acquisition date.

               HOME PROPERTIES OF NEW YORK, INC.

                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of June 30, 1999 and 1998 and for the six and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

          As of June 30, 1999 the Company had an unsecured line of credit from Chase Manhattan Bank of $50 million and a $50 million supplemental unsecured revolving credit facility with M&T Bank, both with no outstanding balances. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured credit facilities expire on September 4, 1999, with a one year extension at the Company's option. It is anticipated that the Company will elect the one-year extension.

          To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facilities, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of June 30, 1999, the Company owned twenty-four properties with 3,907 apartment units, which were unencumbered by debt.

          In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. During 1998, $125.6 million of common shares were issued from this and a previous shelf registration in various public and private offerings. There has been no activity during 1999 relative to this shelf. The available balance on the shelf at June 30, 1999 is $333.7 million.

               HOME PROPERTIES OF NEW YORK, INC.

                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONT'D

          The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1998, 4,512 apartment units in eight separate transactions were acquired for a total cost of $176 million using UPREIT Units valued at approximately $71 million, with the balance paid in cash or assumed debt. From January 1, 1999 to July 31, 1999, 8,147 apartment units in four separate transactions were acquired for a total cost of $389 million using UPREIT units valued at approximately $148 million, with the balance paid in cash or assumed debt.

          During 1998, over $72 million of common stock was issued under the Company's DRIP, approximately twice the level of the previous year. An additional $33.2 million has been raised through the DRIP program during the first seven months of 1999.

          The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1998, the Company repurchased 59,600 shares at a cost of $1.4 million. An additional 109,600 shares were repurchased during the first six months of 1999 at a cost of $2.6 million. During the second quarter of 1999, all shares repuchased through this program, which had been held as Treasury Stock, have been retired.

          As  of  June 30, 1999, the weighted  average  rate  of  interest  on mortgage debt is 7.2% and the weighted average maturity is approximately 10 years. All of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition. As of July 31, 1999, variable rate debt represents 11% of total debt outstanding.

          The following table sets forth information regarding the mortgage indebtedness at June 30, 1999.

                                                                                                                Principal
                                                          Interest                                          Balance as of
                                                          Rate as of             Maturity                   June 30, 1999
COMMUNITIES                     LOCATION                  JUNE 30, 1999          DATE                             (000'S)
-----------                     --------                  -------------          --------                   -------------
FIXED RATE
Perinton and Riverton           Rochester, NY             6.75% (1)              09/01/00                          11,813
Springwood                      Philadelphia, PA          8.50%                  11/01/01                           1,463
Valley View                     Philadelphia, PA          8.50%                  11/01/01                           3,317
Royal Gardens                   Piscataway, NJ            7.66%                  08/01/02                          11,524
Brook Hill                      Rochester, NY             7.75%                  11/01/02                           4,824
Garden Village                  Buffalo, NY               7.75%                  11/01/02                           4,540
1600 Elmwood                    Rochester, NY             7.75%                  11/01/02                           5,297
Village Green                   Syracuse, NY              7.75%                  11/01/02                           4,730
Racquet Club                    Philadelphia, PA          7.63%                  11/01/03                          12,053
Curren Terrace                  Philadelphia, PA          8.36%                  11/01/03                           9,525
Rolling Park                    Baltimore, MD             7.88%                  11/01/03                           2,836
Sherry Lake                     Philadelphia, PA          7.88%                  01/01/04                           6,539
Glen Manor                      Philadelphia, PA          8.13%                  05/01/04                           3,674
Colonies                        Chicago, IL               8.88%                  05/01/04                          12,424
Springcreek/Meadows             Rochester, NY             7.63% (2)              08/01/04                           3,130
Idylwood                        Buffalo, NY               8.63%                  11/01/05                           9,268
Carriage Hill                   Dearborn, MI              7.36%                  01/01/06                           3,878
Carriage Park                   Dearborn, MI              7.48%                  01/01/06                           5,586
Cherry Hill                     Dearborn, MI              7.99%                  01/01/06                           4,503
Mid Island Estates              Bay Shore, NY             7.50% (3)              05/01/06                           6,675
Newcastle                       Rochester, NY             6.00% (4)              07/31/06                           6,150
Country Village                 Baltimore, MD             8.39%                  08/01/06                           6,639
Raintree Island                 Buffalo, NY               8.50%                  11/01/06                           6,349
Woodgate Place                  Rochester, NY             7.87%                  01/01/07                           3,423
Strawberry Hill                 Baltimore, MD             8.26%                  05/01/07                           2,064
Valley Park South               Bethlehem, PA             6.93%                  01/01/08                          10,024
Hamlet Court                    Rochester, NY             7.11%                  02/01/08                           1,779
Candlewood                      South Bend, ID            7.02%                  03/01/08                           7,846
Multi-property                  Detroit, MI               7.51%                  06/01/08                          48,919
Sherwood Gardens                Philadelphia, PA          6.98%                  07/01/08                           3,074
Conifer Village                 Syracuse, NY              7.20%                  06/01/10                           2,610
Ridgeway Court                  Philadelphia, PA          8.38%                  11/01/10                           1,204
Multi-property                  Various                   6.16%                  01/01/11                          58,881
Morningside and
 Carriage Hill                  Baltimore, MD             6.99%                  05/01/13                          20,257
Multi-property                  Various                   6.48%                  08/31/13                         100,000
Springwell Park                 Dearborn, MI              8.00%                  07/01/15                          11,684
Pines of Perinton               Rochester, NY             8.50%                  05/01/18                           8,783
Village Green
  (Fairways)                    Syracuse, NY              8.23%                  10/01/19                           4,395
Raintree Island                 Buffalo, NY               8.50%                  05/01/20                           1,172
                                                                                                                  -------
                                                                                                                  432,852

                                            Interest                                         Balance as of
                                            Rate as of                   Maturity            June 30, 1999
COMMUNITIES              LOCATION           JUNE 30, 1999                DATE                (000'S)
--------------           --------           -------------                --------            -------------
LINE OF CREDIT
Unsecured                N/A                30 day LIBOR+1.25%           On demand                  0
                                                                                             --------
                                                                                             $432,852
                                                                                             ========

          (1)  Fixed through August 4, 1999, then prime +.5% until maturity.
          (2)  Fixed through July 31, 2000, then prime +.5% until maturity.
          (3)  Fixed through March 31, 2001; then 7.75% until maturity.
          (4)  Fixed through July 31, 1999, then variable.


          RESULTS OF OPERATIONS

          COMPARISON  OF  SIX MONTHS ENDED JUNE 30, 1999 TO THE SAME PERIOD IN
          1998

          The Company had 62 apartment communities with 14,048 units which were owned during both of the six and three month periods being presented (the "Core Properties"). The Company has acquired an additional 38 apartment communities with 10,302 units during 1998 and 1999 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the six and three months ended June 30, 1999.

          A summary of the Core Property net operating income is as follows:

                                                  SIX MONTHS                                       THREE MONTHS
                                          -----------------------------------             ------------------------------------
                                          1999                1998        % CHG              1999              1998         % CHG
                                          ----                ----         ----              ----              ----         -----
Rent                               $52,048,000         $49,071,000         6.1%       $26,094,000       $24,680,000          5.7%
Property other income                1,567,000           1,360,000        15.2%           816,000           721,000         13.2%
                                   -----------         -----------        -----       -----------       -----------         -----
Total income                        53,615,000          50,431,000         6.3%        26,910,000        25,401,000          5.9%
Operating and
Maintenance                        (24,699,000)        (23,619,000)       (4.6%)      (11,840,000)      (11,684,000)        (1.3%)
                                   -----------         -----------        -----       -----------       -----------         -----
Net operating income               $28,916,000         $26,812,000         7.8%       $15,070,000       $13,717,000          9.9%
                                   ===========         ===========        =====       ===========       ===========         =====

          Of the $34,910,000 increase in rental income, $31,933,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 4.6% in weighted average rental rates, plus an increase in occupancy from 93.4% to 94.7%.

          Of the $1,343,000 increase in property other income, $1,007,000 is attributable to the Acquired Communities, with $207,000 representing a 15.2% increase for the Core Properties. This increase reflects increased laundry and furniture/corporate rental activity. The balance, a $129,000 increase, is from the Company's share of income/loss from various general partnership interests.

          Interest and dividend income increased $1,651,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships, as well as $714,000 in dividend income from an investment in available-for-sale securities.

          Other income increased by $434,000 due primarily to an increased level of management and development activity.

          Of the $15,326,000 increase in operating and maintenance expenses, $14,246,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 4.6% increase over 1998. The major areas of increase in the Core Properties occurred in utilities, personnel and snow removal costs. All of these items were affected by a more normal winter following the unusually mild winter weather experienced in 1998. Most of the personnel increase results from the normal 26 week pay periods in 1999 compared to only 25 in 1998. This negative variance will reverse itself during the third quarter of 1999.

          General and administrative expense increased in 1999 by $1,783,000, or 70%. General and administrative expenses as a percentage of total revenues was 4.4% for 1999 and 4.3% for 1998.

          During the second quarter of 1999, the Company disposed of its only retail property at a gain. A 35,000 square foot shopping center in Columbus, Ohio was sold for approximately $1,000,000 resulting in a gain on disposition of approximately $500,000. In addition, the Company liquidated its original $11.6 million investment in the common stock of Associated Estates Realty Corporation (NYSE: AEC), recognizing a loss of $2,123,000.

          COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THE SAME PERIOD IN 1998

          Of the $16,061,000 increase in rental income, $14,647,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 4.7% in weighted average rental rates, plus an increase in occupancy from 93.5% to 94.4%.

          Of the $542,000 increase in property other income, $475,000 is attributable to the Acquired Communities, with $95,000 representing a 13.2% increase for the Core Properties. This increase reflects increased laundry and furniture/corporate rental activity. The balance, a ($28,000) decrease, is from the Company's share of income/loss from various general partnership interests.

          Interest and dividend income increased $670,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships, as well as $319,000 in dividend income from an investment in available-for-sale securities.

          Of the 6,466,000 increase in operating and maintenance expenses, $6,310,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 1.3% increase over 1998. The major areas of increase occurred in real estate taxes and snow removal costs, offset in part by reductions in advertising expenses and utility costs.

          FUNDS FROM OPERATIONS

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

          The calculation of FFO for the previous six quarters are presented below:

                                            June 30,        March 31         Dec. 31        Sept. 30         June 30       March 31
                                                1999            1999            1998            1998            1998           1998
                                            --------        --------         -------        --------         -------       --------
Net income                                  $  6,191        $  6,011        $  5,388        $  6,141        $  4,384       $  2,775
Minority interest                              3,386           3,343           3,408           3,726           3,297          2,172
Extraordinary item                                 -               -             514             156             290              -
Non-recurring interest amortization                -               -               -             294               -              -
Depreciation from real property                8,247           7,477           8,183           5,991           4,770          4,038
Depreciation from real property
  from unconsolidated entities                   153              84             393              72              72            196
  (Gain) Loss from sale of property            1,650*              -               -               -               -              -
                                            --------        --------        --------        --------        --------       --------
FFO                                         $ 19,627        $ 16,915        $ 17,886        $ 16,380        $ 12,813       $  9,181
                                            ========        ========        ========        ========        ========       ========
Weighted average common shares/
  units outstanding - Basic                 28,530.2        27,810.1        27,129.4        25,603.7        21,312.3       17,303.6
                                            ========        ========        ========        ========        ========       ========
                    - Diluted               28,634.8        27,898.4        27,245.7        25,746.9        21,500.9       17,501.1
                                            ========        ========        ========        ========        ========       ========

          *Includes   the   loss  from  disposition  of  property   investment
          separately disclosed as loss on available-for-sale securities.

          All REITs may not be using the strict White Paper definition for new FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

          IMPACT OF THE YEAR-2000 ON SYSTEM PROCESSING

          The Year 2000 ("Y2K") problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. As a result, the Y2K problem can affect any system that uses date data, including mainframes, PCs, and embedded microprocessors that control security systems, call-processing systems, building climate systems, elevators, office equipment and even fire alarms. All references to percent complete below are as of 8/1/99.

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

          The Company is 85% complete with its review and modification of regional office systems and 65% complete with its review and modification of community based systems. The Company has one and one-half full-time employees dedicated to upgrading regional offices and community based systems. Additional information systems employees will assist as needed. The Company anticipates its regional office systems and its community based systems will be tested for compliance by September ,1999.

          Once all hardware and software components are believed to be Y2K ready, the Company plans to periodically match its systems' inventory against hardware and software component manufacturer upgrade releases to assure that its systems have the most current Y2K upgrades (including any properties acquired).

          The ability of the Company to successfully transact monetary exchanges is key to continued successful operation. For this reason, all financial institutions which the Company has a relationship were identified and queried for Y2K readiness status during the second quarter of 1999. The Company's significant relationships are with regional and national financial institutions which are also subject to the oversight of various federal regulatory agencies for their Y2K compliance. The Company anticipates full compliance based on the responses received to date.

          Delivery of goods and services (i.e., building and elevator access, security systems, HVAC, life safety, etc.) to the Company's communities and offices must continue to be provided without interruption. The Company mailed surveys to all critical suppliers in July, 1999 and expects to know their Y2K readiness status by September, 1999.

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

               Costs

          The total cost of the Company's Y2K activities, which is estimated at $675,000, is not expected to have a material effect on the Company's financial position. Approximately $500,000 has been expended as of
          August 1, 1999.   The  remaining expenditures to be incurred will be
          funded  from  operations.    A   majority  of  these  costs  are  an
          acceleration of the amounts the Company  would  anticipate incurring
          to  upgrade  business  systems,  regardless  of  the  Y2K   problem,
          considering the evolution of technology and the requirements for running newly acquired and improved system applications.

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

          DECLARATION OF DIVIDEND

          On August 3, 1999, the Board of Directors approved a dividend of $.48 per share for the period from April 1, 1999 to June 30, 1999. This is the equivalent of an annual distribution of $1.92 per share. The dividend is payable August 26, 1999 to shareholders of record on August 17, 1999.

          SUBSEQUENT EVENTS

          On July 1, 1999, the Company acquired seven properties with 3,722 apartment units in suburban markets surrounding Washington, D.C., Baltimore, Maryland and Richmond, Virginia. The total purchase price and closing costs of $180.6 million included the assumption of existing debt of approximately $57 million, issuance of UPREIT units valued at $106 million, plus cash of $17.6 million.

          On July 9, 1999 the Company acquired 396 apartment units in one community located in South Bend, Indiana. The total purchase price and closing costs of $17.4 million included the assumption of existing debt of approximately $12.4 million plus cash of $5 million.

          On July 15, 1999, the Company acquired twelve properties with 3,297 apartment units in suburban markets surrounding Baltimore, Maryland and Wilmington, Delaware. The total purchase price and closing costs of $157.5 million included the assumption of existing debt of $85.9 million, issuance of UPREIT units valued at $29.2 million, plus cash of $42.4 million.

          On July 28, 1999, the Company acquired four properties with 825 apartment units in Philadelphia, Pennsylvania. The total purchase price and closing costs of $32.3 million included the issuance of UPREIT units valued at $7.9 million, seller financing of $15.8 million, plus cash of $8.6 million.

          On July 30, 1999, the Company acquired substantially all of the development business of Community Investment Strategies, Inc. (CIS), an affordable housing development company located in New Brunswick, New Jersey for $1.7 million - paid entirely with UPREIT units.

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

          HOME PROPERTIES OF NEW YORK, INC.
          (Registrant)


          Date:     AUGUST 16, 1999
               ---------------------------

            By:    /S/ DAVID P. GARDNER
               ---------------------------
               David P. Gardner
               Vice President
               Chief Financial Officer and Treasurer


          Date:     AUGUST 16, 1999
               ---------------------------

            By:    /S/ DAVID P. GARDNER
               ---------------------------

               David P. Gardner
               Vice President
               Chief Financial Officer and Treasurer