Form 10-Q
period 1999-09-30
HOME PROPERTIES OF NEW YORK INC
filed 1999-11-15
CIK 923118

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

     (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                         YES   X        NO
                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS OF COMMON STOCK         OUTSTANDING AT OCTOBER 31, 1999
     $.01 par value                     19,299,212

                      PART I - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                     HOME PROPERTIES OF NEW YORK, INC.

                        CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            1999                     1998
                                                                                     (Unaudited)                 (Note 1)
ASSETS
Real estate:
  Land                                                                               $   189,111               $  119,221
  Buildings, improvements and equipment                                                1,242,599                  821,567
                                                                                       1,431,710                  940,788
  Less:  accumulated depreciation                                                    (   90,731)               (  65,627)
      Real estate, net                                                                 1,340,979                  875,161
Cash and cash equivalents                                                                  7,177                   33,446
Cash in escrows                                                                           29,269                   17,431
Accounts receivable                                                                        7,077                    6,269
Prepaid expenses                                                                          11,178                    6,155
Deposits                                                                                     507                      175
Investments in and advances to affiliates                                                 63,942                   54,229
Deferred financing costs                                                                   2,686                    2,749
Other assets                                                                               8,864                   16,620
     Total assets                                                                     $1,471,679               $1,012,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                  $620,665                 $418,942
Line of credit                                                                            19,800                        -
Accounts payable                                                                          15,435                    8,300
Accrued interest payable                                                                   4,149                    1,962
Accrued expenses and other liabilities                                                     5,115                    4,962
Security deposits                                                                         14,965                   11,404
     Total liabilities                                                                   680,129                  445,570
Minority interest                                                                        334,529                  204,709
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 8,000,000
     shares authorized; no shares issued                                                       -                        -
Series B convertible cumulative preferred stock,
     $.01 par value; 2,000,000 shares authorized;
     2,000,000 shares issued                                                                  20                        -
   Common stock, $.01 par value; 50,000,000
     shares authorized; 19,196,220 and 17,635,000 shares
     issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                                         192                      177
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                       -                        -
  Additional paid-in capital                                                             487,327                  401,814
  Distributions in excess of accumulated earnings                                    (   20,688)              (   26,622)
  Unrealized loss on available-for-sale securities                                             -              (    1,607)
  Treasury stock, at cost, 0 and 79,600 shares
    at Sept. 30, 1999 and December 31, 1998, respectively                                      -              (    1,863)
  Officer and director notes for stock purchases                                     (    9,830)              (    9,943)
Total stockholders' equity                                                               457,021                  361,956
Total liabilities and stockholders' equity                                            $1,471,679               $1,012,235

The accompanying notes are an integral part of these consolidated financial statements.

                     HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  1999                   1998
Revenues:
  Rental income                                                             $  151,523             $   94,196
  Property other income                                                          4,507                  2,497
  Interest and dividend income                                                   5,349                  3,696
  Other income                                                                   2,220                  1,854
Total revenues                                                                 163,599                102,243
Expenses:
  Operating and maintenance                                                     67,436                 43,479
  General and administrative                                                     7,291                  4,527
  Interest                                                                      27,282                 16,347
  Depreciation and amortization                                                 25,527                 14,949
  Loss on available-for-sale securities                                          2,123                      -
  Non-recurring acquisition expense                                              6,225                      -
Total expenses                                                                 135,884                 79,302
Income before gain on disposition of property,
   minority interest and extraordinary item                                     27,715                 22,941
Gain on disposition of property                                                    457                      -
Income before minority interest and
   extraordinary item                                                           28,172                 22,941
Minority interest                                                               10,866                 9,195
Income before extraordinary item                                                17,306                 13,746
Extraordinary item, prepayment penalties, net
   of $78 and $298 allocated to minority interest,
   respectively                                                                (   96)                (  446)
Net income                                                                  $   17,210             $   13,300
Basic earnings per share data:
  Income before extraordinary item                                                $.94                  $1.08
  Extraordinary item                                                             (.01)                  (.04)
  Net income                                                                      $.93                  $1.04
Diluted earnings per share data:
  Income before extraordinary item                                                $.93                  $1.06
  Extraordinary item                                                                 -                  (.03)
  Net income                                                                      $.93                  $1.03
Weighted average number of shares outstanding:
  Basic                                                                     18,458,819             12,785,427
  Diluted                                                                   18,566,521             12,951,135

The accompanying notes are an integral part of these consolidated financial statements.

                     HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                1999                   1998
Revenues:
  Rental income                                                           $   62,150             $   39,732
  Property other income                                                        1,819                  1,151
  Interest and dividend income                                                 1,537                  1,535
  Other income                                                                   672                   740
Total revenues                                                                66,178                43,158
Expenses:
  Operating and maintenance                                                   26,473                 17,842
  General and administrative                                                   2,964                  1,983
  Interest                                                                    11,606                  7,260
  Depreciation and amortization                                                9,667                  6,050
  Non-recurring acquisition expense                                            6,225                      -
Total expenses                                                                56,935                 33,135
Income before minority interest and
  extraordinary item                                                           9,243                 10,023
Minority interest                                                              4,137                 3,726
Income before extraordinary item                                               5,106                  6,297
Extraordinary item, prepayment penalties, net
   of $78 and $93 allocated to minority interest,
   respectively                                                                 (96)                  (156)
Net income                                                                $    5,010             $    6,141
Basic earnings per share data:
  Income before extraordinary item                                              $.27                   $.39
  Extraordinary item                                                           (.01)                  (.01)
  Net income                                                                    $.26                   $.38
Diluted earnings per share data:
  Income before extraordinary item                                              $.27                   $.39
  Extraordinary item                                                           (.01)                  (.01)
  Net income                                                                    $.26                   $.38
Weighted average number of shares
  outstanding - Basic
                                                                          19,047,696             16,085,368
              - Diluted                                                   19,192,769             16,228,512

The accompanying notes are an integral part of these consolidated financial statements.

                     HOME PROPERTIES OF NEW YORK, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                         (UNAUDITED, IN THOUSANDS)

                                                                                         1999                   1998
Cash flows from operating activities:
  Net income                                                                          $17,210                $13,300
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer Realty                            (   329)              (    226)
     Income allocated to minority interest                                             10,866                  9,195
     Extraordinary item allocated to minority interest                                   (78)              (    298)
     Depreciation and amortization                                                     26,113                 15,824
     Unrealized loss on available-for-sale securities                                ( 1,607)                      -
     Gain/loss on disposition of property                                            (   457)                      -
     Changes in assets and liabilities:
        Other assets                                                                    8,094              (  8,819)
        Accounts payable and accrued liabilities                                       13,036                  9,228
      Total adjustments                                                                55,638                 24,904
     Net cash provided by operating activities                                         72,848                 38,204
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed
    and UPREIT Units issued                                                         (104,890)              (225,259)
   Additions to properties                                                          ( 37,300)              ( 26,604)
   Deposits on property                                                             (    332)                    495
   Advances to affiliates                                                           ( 31,665)              ( 47,273)
   Payments on advances to affiliates                                                  22,331                 22,538
   Other                                                                                1,099                      -
     Net cash used in investing activities                                          (150,757)              (276,103)
Cash flows from financing activities:
   Proceeds from sale of common stock                                                  40,650                173,862
   Proceeds from sale of convertible preferred stock                                   48,741                      -
   Purchase of treasury stock                                                       (  2,578)              (  1,437)
   Proceeds from mortgage notes payable                                                32,978                128,600
   Payments of mortgage notes payable                                               ( 34,581)              ( 31,196)
   Proceeds from line of credit                                                        73,700                146,300
   Payments on line of credit                                                       ( 53,900)              (138,750)
   Additions to deferred loan costs                                                 (    522)              (  1,779)
   Additions to and payments received from cash escrows                             ( 11,838)              (  6,982)
   Dividends and distributions paid                                                 ( 41,010)              ( 27,579)
     Net cash provided by financing activities                                         51,640                241,039
Net increase (decrease) in cash                                                     ( 26,269)                  3,140
Cash and cash equivalents:
   Beginning of period                                                                 33,446                 3,809
   End of period                                                                     $  7,177              $  6,949
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                             $ 24,510              $ 15,499

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

2.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION
     Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of September 30, 1999, the Company operated 294 apartment communities with 45,081 apartments. Of this total, the Company owned 125 communities, consisting of 33,373 apartments, managed as general partner 7,710 apartments and fee managed 3,998 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

     BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Company and its 55.0% (62.4% at September 30, 1998) general partnership interest in the Operating Partnership. The remaining 45.0% (37.6% at September 30, 1998) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary (QRS) of Home Properties of New York, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

3.   EARNINGS PER COMMON SHARE

     Basic earnings per share ("EPS") is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and the conversion of preferred stock. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

                     HOME PROPERTIES OF NEW YORK, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
        (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   EARNINGS PER COMMON SHARE CONT'D

     Net income is the same for both the basic and diluted calculation. The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the nine and three months ended September 30, 1999 and 1998 is as follows:

                                                              NINE MONTHS                           THREE MONTHS
                                                              1999                1998               1999               1998
Basic weighted average number of
   shares outstanding                                   18,458,819          12,785,427         19,047,696         16,085,368
Effect of dilutive stock options                           101,550             165,708            126,817            143,144
Effect of convertible preferred stock                        6,152                   -             18,256                  -
Diluted weighted average number
   of shares outstanding                                18,566,521          12,951,135         19,192,769         16,228,512

4.         COMPREHENSIVE INCOME

     Total comprehensive income for the nine and three months ended September 30, 1999 and 1998 is as follows:

                                           NINE MONTHS              THREE MONTHS
                                        1999           1998        1999        1998
Net income                           $17,210        $13,300      $5,010      $6,141
Comprehensive income:
  Unrealized loss
  on available-for-sale
  securities                               -              -           -           -
Net comprehensive income
                                     $17,210        $13,300      $5,010      $6,141

5. OTHER INCOME

     Other income for the nine and three months ended
     September 30, 1999 and 1998 is summarized as follows:

                                            NINE MONTHS                THREE MONTHS
                                          1999           1998           1999           1998
Management fees                         $1,180           $991           $446           $386
Development fees                           601            504            210            117
Other                                      109            133             56             32
Management Companies                       330            226           (40)            205
                                        $2,220         $1,854           $672           $740

     Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% (99% in 1998) of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the nine and three months ended September 30 1999 and 1998 is summarized as follows:

                                             NINE MONTHS                THREE MONTHS
                                         1999           1998          1999          1998
Management fees                       $ 2,827        $ 2,576       $   974       $   988
Development fees                        3,829          3,427         1,184         1,258
Miscellaneous                              78             62            40            13
General and administrative
                                      (5,259)        (5,150)       (1,787)       (1,808)
Interest expense                      (  766)        (  485)       (  324)       (  188)
Other expenses                        (  362)        (  202)       (  129)       (   56)
Net income                                347            228       (   42)           207
Company's share                       $   330        $   226       ($  40)       $   205

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

     The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows for the nine and three months ended September 30, 1999 and 1998.

                                                               NINE MONTHS                         THREE MONTHS
                                                               1999               1998              1999             1998
REVENUES
Apartments owned                                           $156,030           $ 96,693          $ 63,969          $40,883
Management & development fees                                 8,624              7,693             2,910            2,794
Reconciling items                                         (  1,055)           ( 2,143)          (   701)          (  519)
Total Revenue                                              $163,599           $102,243          $ 66,178          $43,158
PROFIT (LOSS)
Funds from operations:
Apartments owned                                         $   88,594          $  53,214          $ 37,496          $23,041
Management & development fees                                 2,220              1,854               672              740
Reconciling items                                             5,349              3,696             1,537            1,535
Segment contribution to  FFO                                 96,163             58,764            39,705           25,316
General & administrative expenses                        (   7,291)          (  4,527)          ( 2,964)          (1,983)
Interest expense                                         (  27,282)          ( 16,347)          (11,606)          (7,260)
Unconsolidated depreciation                                     368                340               147               72
Non-recurring amortization                                        -                294                 -              294
Non-real estate depreciation/amort.                      (     229)          (    150)          (    93)          (   59)
Funds from Operations                                        61,729             38,374            25,189           16,380
Depreciation - apartments owned                          (  25,298)          ( 14,799)          ( 9,574)           5,991)
Unconsolidated depreciation                              (     368)          (    340)          (   147)          (   72)
Non-recurring amortization                                        -          (    294)                 -          (  294)
Gain on disposition of properties                               457                  -                 -                -
Loss on available-for-sale securities                    (   2,123)                  -                 -                -
Non-recurring acquisition expense                        (   6,225)                  -          ( 6,225)                -
Minority interest in earnings                            (  10,866)          (  9,195)          ( 4,137)          (3,726)
Extraordinary items, net of minority
   interest                                              (      96)          (    446)          (    96)          (  156)
Net Income                                               $   17,210          $  13,300          $  5,010          $ 6,141



ASSETS
Apartments owned                                         $1,340,979          $ 866,846
Apartments managed                                              604                832
Reconciling items                                           130,096            109,991
Total Assets                                             $1,471,679          $ 977,669

                     HOME PROPERTIES OF NEW YORK, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7.   PRO FORMA FINANCIAL INFORMATION

                                                                                          Pro Forma Combined Statement of
                                                                                          Operations FOR THE  NINE MONTHS
                                                                                                     ENDED SEPT. 30, 1999
                                                                         Home
                                                                   Properties            Pro Forma              Company
                                                                   HISTORICAL           ADJUSTMENT            PRO FORMA
Revenue:
  Rental income                                                      $151,523             $ 40,334           $  191,857
  Property other income                                                 4,507                  766                5,273
  Interest and dividend income                                          5,349                    -                5,349
  Other income                                                          2,220                    -                2,220
Total Revenues                                                        163,599               41,100              204,699
Expenses:
  Operating and Maintenance                                            67,436               17,276               84,712
  General and administrative                                            7,291                1,233                8,524
  Interest                                                             27,282               10,537               37,819
  Depreciation and amortization                                        25,527                5,979               31,506
  Loss on available-for-sale securities                                 2,123                    -                2,123
  Non-recurring acquisition expense                                     6,225                    -                6,225
Total Expenses                                                        135,884               35,025              170,909
Income before gain on disposition of property,
   minority interest and extraordinary item                            27,715                6,075               33,790
Gain on disposition of property                                           457                    -                  457
Income before minority Interest and
   extraordinary item                                                 $28,172              $ 6,075               34,247
Minority interest                                                                                                15,491
Net income before extraordinary item                                                                             18,756
Extraordinary item                                                                                           (      95)
Net income                                                                                                   $   18,661
Net income per common share - Basic                                                                          $     1.01
                     - Diluted                                                                               $     1.01
Weighted average number of
  shares outstanding - Basic                                                                                 18,458,819
            - Diluted                                                                                        18,566,521

     The pro forma information was prepared as if the transactions related to the acquisition of the Manor Apartments (on February 18, 1999, 198 units for $7,200), Ridgeway Court Apartments (on February 22, 1999, 66 units for $2,150), Springwell Park Apartments (on April 7, 1999, 303 units for $18,200), Sherwood Gardens Apartments (on May 27, 1999, 103 units for $4,100) , the CRC Portfolio (on July 1, 1999, 3,722 units for $180,600), Maple Lane Apartments (on July 9, 1999, 396 units for $17,400), the Mid-Atlantic Portfolio (on July 15, 1999, 3,297 units for $157,500), the Ridley Portfolio (on July 29, 1999, 825 units for $32,300) and the Colony Apartments (on September 1, 1999, 783 units for $41,500) had occurred on January 1, 1999.

     Adjustments to the pro forma combined statements of operations for the nine months ended September 30, 1999, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 1999 to the acquisition date.

                     HOME PROPERTIES OF NEW YORK, INC.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of September 30, 1999 and 1998 and for the nine and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

As of September 30, 1999 the Company had a $100 million unsecured line of credit from M&T Bank, with $19.8 million outstanding. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate (6.88% at September 30, 1999). Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured credit facility expires on September 4, 2000.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facilities, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of September 30, 1999, the Company owned thirty-one properties with 5,799 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. During 1998, $125.6 million of common shares were issued from this and a previous shelf registration in various public and private offerings. On September 30, 1999, the Company completed the sale of $50 million of convertible preferred stock in a private transaction with GE Capital. The convertible preferred stock will carry an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company's common shares, a conversion price of $29.77 per share, and a five-year, non-call provision. The available balance on the shelf at September 30, 1999 is $283.7 million.

                     HOME PROPERTIES OF NEW YORK, INC.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONT'D

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1998, 4,512 apartment units in eight separate transactions were acquired for a total cost of $176 million using UPREIT Units valued at approximately $71 million, with the balance paid in cash or assumed debt. During the first nine months of 1999, 8,147 apartment units in four separate transactions were acquired for a total cost of $389 million using UPREIT units valued at approximately $148 million, with the balance paid in cash or assumed debt.

During 1998, over $72 million of common stock was issued under the Company's DRIP, approximately twice the level of the previous year. An additional $38.9 million has been raised through the DRIP program during the first nine months of 1999.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1998, the Company repurchased 59,600 shares at a cost of $1.4 million. An additional 109,600 shares were repurchased during the first nine months of 1999 at a cost of $2.6 million. During the second quarter of 1999, all shares repurchased through this program, which had been held as Treasury Stock, were retired.

As of September 30, 1999, the weighted average rate of interest on mortgage debt is 7.4% and the weighted average maturity is approximately 12 years. Approximately 96% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

The   following   table  sets  forth  information  regarding  the  mortgage
indebtedness at September 30, 1999.

                                                                                                           Principal
                                                            Interest                                         Balance
                                                            Rate                                              as OF
                                                            of as                                          SEPT. 30,
                                                            SEPTEMBER 30,                  Maturity             1999
COMMUNITIES                        LOCATION                 1999                               DATE          (000'S)
FIXED RATE
Springwood                         Philadelphia, PA         8.50%                          11/01/01            1,454
Valley View                        Philadelphia, PA         8.50%                          11/01/01            3,296
Royal Gardens                      Piscataway, NJ           7.66%                          08/01/02           11,456
Colony                             Chicago, IL              7.60%                          08/01/02           16,283
Brook Hill                         Rochester, NY            7.75%                          11/01/02            4,802
Garden Village                     Buffalo, NY              7.75%                          11/01/02            4,519
1600 Elmwood                       Rochester, NY            7.75%                          11/01/02            5,273
Village Green                      Syracuse, NY             7.75%                          11/01/02            4,708
Racquet Club                       Philadelphia, PA         7.63%                          11/01/03           12,010
Curren Terrace                     Philadelphia, PA         8.36%                          11/01/03            9,488
Rolling Park                       Baltimore, MD            7.88%                          11/01/03            2,820
Sherry Lake                        Philadelphia, PA         7.88%                          01/01/04            6,495
Glen Manor                         Philadelphia, PA         8.13%                          05/01/04            3,660
Colonies                           Chicago, IL              8.88%                          05/01/04           12,366
Seminary Towers                    Washington, DC           8.22%                          07/01/04            2,757
Seminary Towers                    Washington, DC           8.40%                          07/01/04            2,523
Springcreek/Meadows                Rochester, NY            7.63% (1)                      08/01/04            3,114
Idylwood                           Buffalo, NY              8.63%                          11/01/05            9,245
Carriage Hill                      Dearborn, MI             7.36%                          01/01/06            3,859
Carriage Park                      Dearborn, MI             7.48%                          01/01/06            5,560
Cherry Hill                        Dearborn, MI             7.99%                          01/01/06            4,491
Mid Island Estates                 Bay Shore, NY            7.50% (2)                      05/01/06            6,675
Newcastle                          Rochester, NY            7.90% (3)                      07/31/06            6,000
Country Village                    Baltimore, MD            8.39%                          08/01/06            6,623
Raintree Island                    Buffalo, NY              8.50%                          11/01/06            6,323
Woodgate Place                     Rochester, NY            7.87%                          01/01/07            3,414
Strawberry Hill                    Baltimore, MD            8.26%                          05/01/07            2,059
Pavilion                           Baltimore, MD            7.45%                          01/01/08            3,936
Maple Lane                         South Bend, IN           7.21%                          01/01/08            5,979
Valley Park South                  Bethlehem, PA            6.93%                          01/01/08            9,996
Hamlet Court                       Rochester, NY            7.11%                          02/01/08            1,772
Candlewood                         South Bend, IN           7.02%                          03/01/08            7,814
Multi-property                     Detroit, MI              7.51%                          06/01/08           48,727
Canterbury                         Baltimore, MD            7.67%                          06/01/08            2,217
Sherwood Gardens                   Philadelphia, PA         6.98%                          07/01/08            3,067
Multi-property                     Philadelphia, PA         8.00%                          07/28/09           15,750
Conifer Village                    Syracuse, NY             7.20%                          06/01/10            2,610
Ridgeway Court                     Philadelphia, PA         8.38%                          11/01/10            1,189
Multi-property                     Various                  7.25%                          11/01/10           32,978
Multi-property                     Various                  6.16%                          01/01/11           58,881
Timbercroft                        Baltimore, MD            8.50%                          05/01/11              962
Timbercroft                        Baltimore, MD            8.00%                          02/01/12            1,289
Village Square                     Baltimore, MD            7.00%                          11/01/12            1,065
Morningside/Carriage Hill          Baltimore, MD            6.99%                          05/01/13           20,174
Multi-property                     Various                  6.48%                          08/31/13          100,000
Springwell Park                    Dearborn, MI             8.00%                          07/01/15           11,631
Pines of Perinton                  Rochester, NY            8.50%                          05/01/18            8,733
Canterbury                         Baltimore, MD            8.50%                          06/01/18            3,081
Canterbury                         Baltimore, MD            7.50%                          06/01/18            3,780
Pavilion                           Baltimore, MD            8.00%                          11/01/18            8,975
Bonnie Ridge                       Baltimore, MD            6.60%                          12/15/18           19,629
Timbercroft                        Baltimore, MD            8.38%                          06/01/19            5,865
Canterbury                         Baltimore, MD            7.50%                          09/01/19            3,744
Village Green (Fairways)           Syracuse, NY             8.23%                          10/01/19            4,374
Raintree Island                    Buffalo, NY              8.50%                          05/01/20            1,166
Chestnut Crossing                  Wilmington, DE           9.34%                          07/01/20           10,017
Village Square                     Baltimore, MD            8.13%                          08/01/21            6,633
Doub Meadow                        Baltimore, MD            7.50%                          10/01/21            2,931
Canterbury                         Baltimore, MD            7.50%                          11/01/21            2,599
Shakespeare Park                   Baltimore, MD            7.50%                          01/01/24            2,643
Gateway Village                    Baltimore, MD            8.00%                          05/01/30            6,420
Owings Run                         Baltimore, MD            8.00%                          10/01/35           17,690
Owings Run                         Baltimore, MD            8.00%                          06/01/36           14,740
                                                                                                             614,330

                                                                                                           Principal
                                                            Interest                                         Balance
                                                            Rate                                              as OF
                                                            of as                                          SEPT. 30,
                                                            SEPTEMBER 30,                  Maturity             1999
COMMUNITIES                        LOCATION                 1999                               DATE          (000'S)
VARIABLE RATE
Unsecured Line                     N/A                      6.88%                         On demand           19,800
Maple Lane                         South Bend, IN           5.80%                          07/27/07            6,335
                                                                                                            $640,465

(1)  Fixed through July 31, 2000, then prime +.5% until maturity.
(2)  Fixed through March 31, 2001; then 7.75% until maturity.
(3)  Fixed through July 31, 2001, then variable.


RESULTS OF OPERATIONS

COMPARISON OF NINE  MONTHS  ENDED  SEPTEMBER 30, 1999 TO THE SAME PERIOD IN
1998

The Company had 62 apartment communities with 14,048 units which were owned during both of the nine and three month periods being presented (the "Core Properties"). The Company has acquired an additional 63 apartment communities with 19,325 units during 1998 and 1999 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the nine and three months ended September 30, 1999.

A summary of the Core Property net operating income is as follows:

                                                          NINE MONTHS                                      THREE MONTHS

                                            1999               1998        % CHG               1999               1998       % CHG
Rent                                 $78,614,000        $74,311,000         5.8%        $26,566,000        $25,240,000        5.3%
Property other income                  2,429,000          2,063,000        17.7%            863,000            703,000       22.8%
Total income                          81,043,000         76,374,000         6.1%         27,429,000         25,943,000        5.7%
Operating and
   Maintenance                      (36,225,000)       (35,669,000)       (1.6%)       (11,526,000)       (12,050,000)        4.3%
Net operating income                 $44,818,000        $40,705,000        10.1%        $15,903,000        $13,893,000       14.5%

Of the $57,327,000 increase in rental income, $53,024,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 4.7% in weighted average rental rates, plus an increase in occupancy from 93.7% to 94.7%.

Of the $2,010,000 increase in property other income, $1,553,000 is attributable to the Acquired Communities, with $366,000 representing a 17.7% increase for the Core Properties. This increase reflects increased laundry and furniture/corporate rental activity. The balance, a $91,000 increase, is from the Company's share of income/loss from various general partnership interests.

Interest and dividend income increased $1,653,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships, as well as $714,000 in dividend income from an investment in available-for-sale securities.

Other income increased by $366,000 due primarily to an increased level of management and development activity.

Of the $23,957,000 increase in operating and maintenance expenses, $23,401,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 1.6% increase over 1998. The major areas of increase in the Core Properties occurred in utilities, personnel and snow removal costs. All of these items were affected by a more normal winter following the unusually mild winter weather experienced in 1998.

General and administrative expense increased in 1999 by $2,764,000, or 61%. General and administrative expenses as a percentage of total revenues was 4.5% for both periods presented.

During the second quarter of 1999, the Company disposed of its only retail property at a gain. A 35,000 square foot shopping center in Columbus, Ohio was sold for approximately $1,000,000 resulting in a gain on disposition of approximately $500,000. In addition, the Company liquidated its original $11.6 million investment in the common stock of Associated Estates Realty Corporation (NYSE: AEC), recognizing a loss of $2,123,000. As anticipated, the Company reported a non-recurring acquisition expense of $6,225,000 during the third quarter of 1999. In conjunction with the acquisition of two large portfolios, this amount of the reported acquisition price was allocated (based on the contracts) to the purchase of the related management contracts. As the Company will self-manage the properties, these management contracts have no future value and the cost was expensed in the current quarter.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO  THE  SAME PERIOD IN
1998

Of the $22,418,000 increase in rental income, $21,092,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 4.9% in weighted average rental rates, plus an increase in occupancy from 94.3% to 94.6%.

Of the $668,000 increase in property other income, $546,000 is attributable to the Acquired Communities, with $160,000 representing a 22.8% increase for the Core Properties. This increase reflects increased laundry and furniture/corporate rental activity. The balance, a ($38,000) decrease, is from the Company's share of income/loss from various general partnership interests.

Interest and dividend income was relatively flat for the quarter.

Of the $8,631,000 increase in operating and maintenance expenses, $9,155,000 is attributable to the Acquired Communities. The balance for the Core Properties (a $524,000 reduction) represents a 4.3% decrease over 1998. The major area of decrease was in personnel expense, reflecting that the third quarter of 1998 included fourteen weekly pay periods, versus thirteen for 1999. This is a reversal of the first quarter, which included only twelve pay periods in 1998.

FUNDS FROM OPERATIONS

Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") revised White Paper definition of FFO is income (loss) before gains (losses) from the sale of property, non-recurring items, extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the previous six quarters are presented below:

                                                 Sept. 30       June 30,       March 31        Dec. 31       Sept. 30       June 30
                                                     1999           1999           1999           1998           1998          1998
Net income                                         $5,010         $6,191         $6,011         $5,388         $6,141        $4,384
Minority interest                                   4,137          3,386          3,343          3,408          3,726         3,297
Extraordinary item                                     96              -              -            514            156           290
Non-recurring acquisition
   expense                                          6,225              -              -              -              -             -
Non-recurring interest
   amortization                                         -              -              -              -            294             -
Depreciation from real property                     9,574          8,247          7,477          8,183          5,991         4,770
Depreciation from real property
  from unconsolidated entities                        147            153             84            393             72            72
(Gain) Loss from sale of property                       -         1,650*              -              -              -             -
FFO                                               $25,189        $19,627        $16,915        $17,886        $16,380       $12,813
Weighted average common
  shares/units outstanding - Basic               34,485.9       28,530.2       27,810.1       27,129.4       25,603.7      21,312.3
                           - Diluted             34,630.9       28,634.8       27,898.4       27,245.7       25,746.9      21,500.9

*Includes the loss from disposition of property investment separately disclosed as loss on available-for-sale securities.

All REITs may not be using the strict White Paper definition for new FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

IMPACT OF THE YEAR-2000 ON SYSTEM PROCESSING

The Year 2000 ("Y2K") problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. As a result, the Y2K problem can affect any system that uses date data, including mainframes, PCs, and embedded microprocessors that control security systems, call-processing systems, building climate systems, elevators, office equipment and even fire alarms. All references to percent complete below are as November 1, 1999.

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

The Company relies exclusively on micro computers (PC's). PC's exist in the corporate office, regional offices and at the communities. The Company is 95% complete with its review and modification of corporate office systems towards Y2K compliance. Outstanding projects include: installing Y2K compliant module of one non-critical property management software. Specifically, the software vendors have advised the Company that the property management, accounts payable and general ledger software and payroll software is compliant. The Company will continue a dialog with all software service providers so that any additional upgrades can be completed as necessary.

The Company is complete with its review and modification of regional office systems and 95% complete with its review and modification of community based systems. The Company has one and one-half full-time employees dedicated to upgrading community based systems. Additional information systems employees will assist as needed. The Company anticipates its community based systems will be deemed compliant by November 30,1999.

Throughout the remainder of the year, the Company plans to periodically match its systems' inventory against hardware and software component manufacturer upgrade releases to assure that its systems have the most current Y2K upgrades (including any properties acquired).

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

Delivery of goods and services (i.e., building and elevator access, security systems, HVAC, life safety, etc.) to the Company's communities and offices must continue to be provided without interruption. The Company mailed surveys to all critical suppliers in July, 1999 and critical suppliers have indicated their expected compliance.

     Contingency Plans

Testing began in August 1999 to determine the Company's business critical system readiness. Based on testing results, contingency plans may be put in place. Community and regional leaders are considering "worst-case" scenarios in order to anticipate potential problems.

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

     Costs

The  total  cost  of the Company's Y2K activities, which  is  estimated  at
$675,000, is not expected to have a material effect on the Company's financial position. Approximately $595,000 has been expended as of November 1, 1999. The remaining expenditures to be incurred will be funded from operations. A majority of these costs are an acceleration of the amounts the Company would anticipate incurring to upgrade business systems, regardless of the Y2K problem, considering the evolution of technology and the requirements for running newly acquired and improved system applications.

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

DECLARATION OF DIVIDEND

On October 26, 1999, the Board of Directors approved a dividend of $.53 per share for the period from
July 1, 1999 to September 30, 1999. This is the equivalent of an annual distribution of $2.12 per share and reflects a 10.4% increase over the Company's prior quarterly dividend of $.48 per share. The dividend is payable November 24, 1999 to shareholders of record on November 16, 1999.

SUBSEQUENT EVENT

On November 5, 1999, the Company acquired 434 apartment units in one community located in suburban Detroit, Michigan. The total purchase price and closing costs of $26 million was paid entirely from a draw on the line of credit facility.

                        PART II - OTHER INFORMATION

                     HOME PROPERTIES OF NEW YORK, INC.



ITEM 6.  EXHIBITS AND REPORTS OR FORM 8-K

(a)  Exhibits:

     10.42 Amendments Eighteen through Twenty-Five to the Second Amended and Restated Limited Partnership Agreement

     10.43 Credit Agreement, dated August 23, 1999 between Home Properties of New York, L.P., The Lenders, Party Hereto and Manufacturers and Traders Trust Company, as Administrative Agent

(b)  Reports on Form 8-K:

       - Form 8-K was filed on July 2, 1999, date of report July 1, 1999 with respect to various items 2 and 5 disclosures including: (1) the previously disclosed acquisition of the equity interests in seven different entities which each individually owned a single asset, apartment communities in the Baltimore, Maryland; Richmond and Alexandria, Virginia areas, in one transaction totaling
          $178.3 million; (2) the addition of a new director; (3) the amendment to the Company's Articles of Incorporation increasing the authorized shares of common stock as approved at the Annual Stockholders' Meeting; and (4) certain approvals at the Annual Stockholders' Meeting of proposals contained in the Company's proxy statement.

       - Form 8-K/A was filed July 29, 1999 to amend the Form 8-K filed on July 2, 1999 and included the item 7 disclosures of the financial statement information

       - Form 8-K was filed July 30, 1999, date of report July 15, 1999 with respect to an item 2 disclosure concerning the previously disclosed acquisition of the equity interests in seventeen different entities which each individually owned a single asset (apartment community) in Maryland and Delaware, for a total purchase price of $156.5 million.

       - Form 8-K filed October 5, 1999, date of report February 18, 1999 with respect to various items 2 and 5 disclosures, including:
          (1) the Operating Partnership's acquisition of the Ridley Portfolio on July 29, 1999, which included four communities located in suburbs of Philadelphia, Pennsylvania for a total purchase price of $31.5 million; (2) the Operating Partnership's acquisition of the Colony Apartments in Mt. Prospect, Illinois on September 1, 1999 for a total purchase price of $41.5 million;
          (3) five other unrelated transactions in which the Operating Partnership acquired five multifamily residential properties in Virginia, Pennsylvania, Michigan and Indiana.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES OF NEW YORK, INC.
(Registrant)


Date:     NOVEMBER 12, 1999

By:  /S/ DAVID P. GARDNER
     David P. Gardner
     Vice President
     Chief Financial Officer and Treasurer



Date:     NOVEMBER 12, 1999

By:  /S/ DAVID P. GARDNER
     David P. Gardner
     Vice President
     Chief Financial Officer and Treasurer