Form 10-K
period 1999-12-31
HOME PROPERTIES OF NEW YORK INC
filed 2000-03-30
CIK 923118

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
     (Mark One)

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 23, 2000 was approximately $524,868,266. As of March 23, 2000, there were 20,071,433 shares of common stock, $.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement to be issued in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated by reference into Items 11, 12 and 13 of Part III of this Report.

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

PART IV.

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I
ITEM 1.    BUSINESS

     THE COMPANY

     Home Properties of New York, Inc. ("Home Properties" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that owns, manages, acquires, rehabilitates and develops apartment communities. The Company's properties are regionally focused in the Northeastern, Mid-Atlantic and Midwestern United States. It was formed to continue and expand the operations of Home Leasing Corporation ("Home Leasing"). The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

     The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership in which the Company held a 62.4% partnership interest as of December 31, 1999 (64% at December 31, 1998) and two management companies (the "Management Companies") - Home Properties Management, Inc. ("HP Management") and Conifer Realty Corporation ("Conifer Realty"), both of which are Maryland corporations.

     Home Properties, through its affiliates described above, as of December 31, 1999, operated 291 communities with 44,982 apartment units. Of these, 33,807 units in 126 communities are owned outright (the "Owned Properties"), 7,710 units in 125 communities are managed and partially owned by the Company as general partner, and 3,465 units in 40 communities are managed for other owners (collectively, the "Managed Properties").
     The Management Companies and the Operating Partnership are also involved in the development and redevelopment of government-assisted apartment communities and certain other development activities.

     The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

                 APARTMENTS OWNED AND MANAGED AT 12/31/99


                      Apts.   Apts. Managed As             Apts.         Apt.
MARKET AREA           OWNED    GENERAL PARTNER       FEE MANAGED       TOTALS

Baltimore, MD         6,232                  0             1,583        7,815
Detroit, MI           5,031                  0               108        5,139
Eastern, PA           4,163                  0                 0        4,163
Rochester, NY         2,975              1,447               668        5,090
Northern, NJ          2,657                256                 0        2,913
Buffalo, NY           2,519                156                 0        2,675
Downstate NY          1,605                235                 0        1,840
Northern VA/DC Area   1,590                  0               103        1,693
Syracuse, NY          1,564              1,145               260        2,969
Chicago, IL           1,455                  0                 0        1,455
Central VA            1,244                  0                 0        1,244
South Bend, IN          706                168                 0          874
Portland, ME            596                  0                 0          596
Hamden, CT              498                  0                 0          498
Delaware                432                  0                 0          432
Western PA              298              2,036               225        2,559
Columbus, OH            242              1,124                 0        1,366
Other NYS Areas           0              1,143               518        1,661
Total # of Units     33,807              7,710             3,465       44,982
Total Number of
  Communities           126                125                40          291


     Subsequent to December 31, 1999 and as of March 16, 2000, the Company has acquired 2,113 additional units in Philadelphia, Pennsylvania.

     The Company's mission is to provide investors with dependable financial returns that exceed those of comparable investments. The Company intends to pursue this mission in a socially responsible manner, by remaining committed to improving the quality of life for its residents, enhancing the broader communities in which the Company operates and providing employees with opportunities for growth and accomplishment.

     The Company's business strategy includes: (i) aggressively managing and improving its communities to achieve increased net operating income; (ii) acquiring additional apartment communities with attractive returns at prices significantly below replacement costs;
     (iii) selectively developing and rehabilitating apartment communities that serve low to moderate income households to generate management and development fee revenues and (iv) maintaining a conservative capital structure with cost effective access to the capital markets.

     STRUCTURE

     The Company was formed in November, 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 1999, it owned a 62.4% interest in the Operating Partnership - one percent as general partner and the remainder as a limited partner through its wholly owned subsidiary, Home Properties Trust. A portion of the limited partner interests held by Home Properties Trust as of December 31, 1999 consisted of all of the Class A Limited Partnership Interests (1,666,667 interests or 4.5% of the total interests in the Operating Partnership) and all of the Series B Limited Partnership Units (2,000,000 units or 5.4% of the total). Those preferred interests in the Operating Partnership have rights and preferences that mirror the rights and preferences of the holders of the Series A and Series B preferred shares in Home Properties held by the State of Michigan Retirement Systems and GE Capital Equity Investment, Inc., respectively. The remaining units (19,225,470 or 51.5% of the total) held by Home Properties Trust have basically the same rights as the other limited partner interests (the "Units") in the Operating Partnership. Those other Units are owned by certain individuals who acquired Units in the Operating Partnership as partial consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, as well as certain officers of the Company.

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

     Both of the Management Companies were formed to comply with the technical requirements of federal income tax laws. Both are Maryland corporations. HP Management was formed in January, 1994 and Conifer
     Realty was formed in December, 1995.   As of December 31, 1999, the
     Operating Partnership held 95% of the economic interest in both Management Companies, with Nelson and Norman Leenhouts (the "Leenhoutses") holding the remaining five percent interest in HP Management and the Leenhoutses and Richard J. Crossed, holding the remaining five percent interest in Conifer Realty. The Management Companies manage, for a fee, certain of the residential, commercial and development activities of the Company and provide construction, development and redevelopment services for the Company.

     In September 1997, Home Properties Trust ("QRS") was formed as a Maryland real estate trust and as a qualified REIT subsidiary, with 100% of its shares being owned by the Company. The QRS has been admitted as a limited partner of the Operating Partnership and the Company transferred all but one percent of its interest in the Operating Partnership to the QRS.

     The Company currently has approximately 1,925 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (716) 546-4900.

     OPERATING STRATEGIES

     The Company will continue to focus on enhancing the investment returns of its Properties by: (i) acquiring apartment communities at prices below new construction costs and repositioning those properties for long-term growth; (ii) reinforcing its decentralized company orientation by encouraging employees' personal improvement and by providing extensive training; (iii) enhancing the quality of living for the Company's residents by improving the quality of service and physical amenities available at each community every year; (iv) readily adopting new technology so that the time and cost spent on administration can be decreased and the time spent attracting and serving residents can be increased; (v) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company has built its name-brand recognition; and (vi) engaging in aggressive cost controls and taking advantage of volume discounts, thus benefiting from economies of scale while constantly improving the level of customer service.

     ACQUISITION AND DEVELOPMENT STRATEGIES

     The Company's strategy is to make acquisitions in geographic regions that have similar climates, easy access to the Company's headquarters, enough apartments available for acquisition to achieve a critical mass and minimal investment ownership by other apartment REITs. Targeted markets also possess other characteristics similar to the Company's existing markets, including a limited amount of new construction, acquisition opportunities below replacement costs, a mature housing stock and stable or moderate job growth. The Company expects that its growth will be focused in select metropolitan areas within the Northeast, Mid-Atlantic and Midwest United States, where it has already established a regional presence. Continued geographic specialization is expected to have a greater impact on operating
     efficiencies than widespread accumulation of properties.   The Company
     will pursue acquisition of individual properties as well as larger portfolios. It may also consider strategic investments in other apartment companies.

     In addition, the Company intends to continue to develop and re-develop apartment communities utilizing various government programs, with expansion of these activities being primarily in areas where the Company already has established operations. These activities are expected to generate development fees, ongoing management and incentive management fees and participation in residual value for the Company. They also increase the Company's volume purchasing ability, provide a pipeline for future acquisitions and re-development opportunities and position the Company to build market rate communities when and if market factors warrant.

           FINANCING AND CAPITAL STRATEGIES

     The Company intends to adhere to the following financing policies:
     (i) maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the market value of outstanding diluted common stock and Units plus total debt) of approximately 50% or less; (ii) utilizing primarily fixed rate debt; (iii) varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and (iv) maintaining a line of credit so that it can respond quickly to acquisition opportunities.

     On December 31, 1999, the Company's debt was approximately $670 million and the debt-to-total market capitalization ratio was 40% based on the year-end closing price of the Company's stock at $27.4375. The weighted average interest rate on the Company's mortgage debt as of December 31, 1999 was 7.4% and the weighted average maturity was approximately 12 years. Debt maturities are staggered. As of December 31, 1999, the Company had an unsecured line of credit facility from M&T Bank of $100 million. This facility is available for acquisition and other corporate purposes and bears an interest rate at 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institution, at the Company's option. As of December 31, 1999, there was approximately $51 million outstanding on the line of credit.

     Management expects to continue to fund a significant portion of its continued growth by taking advantage of its UPREIT structure and using Units as currency in acquisition transactions. The Company issued approximately $149 million worth of Units as partial consideration in acquisition transactions during 1999.

     The Company also intends to continue to structure other creative equity transactions to raise capital with limited transaction costs. In 1999, $50 million of Series B Convertible Cumulative Preferred Stock ("Series B Preferred") was issued in a private sale to GE Capital Equity Investments, Inc. Approximately $49 million was also raised in 1999 under the Company's Dividend Reinvestment and Direct Stock Purchase Plan (the "Dividend Reinvestment Plan"). The Dividend Reinvestment Plan currently provides a 3% discount from the current
     market price for purchases up to $5,000 by existing shareholders.   In
     its discretion, the Company can permit investments in excess of $5,000 under the Dividend Reinvestment Plan at discounts between 0% and 3%. The Dividend Reinvestment Plan has provided a steady source of capital to fund the Company's continued growth.

     COMPETITION

     The Company competes with other multifamily developers and other real estate companies in seeking properties for acquisition, potential residents and land for development. The Company's Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction will enable it to maintain its historic occupancy levels. The Company also believes that the moderate level of new construction of multifamily properties in its markets in 1999 will not have a material adverse effect on its turnover rates, occupancies or ability to increase rents and minimize operating expenses. To date, the Company has faced limited competition in acquiring properties from other REIT's or other operators from outside the region. However, other apartment REITs are becoming more interested in the Company's markets and the Company may encounter competition from others as it seeks attractive properties in a broader geographic area. Given the perceived depth of available opportunities, management does not believe that increased competition will pose a significant problem.

     MARKET ENVIRONMENT

     The markets in which Home Properties operates can be characterized as stable, with moderate levels of job growth. Occupancies are relatively high, and new apartment construction activity is low relative to the existing multifamily rental housing stock. Zoning restrictions, a scarcity of land and high construction costs make new development difficult to justify in many of the Company's markets. After considering the obsolescence of older communities and the conversion of rental housing to condominiums or co-ops, the Company views the net increase in the multifamily rental housing stock in the Company's markets as representing only a fraction of the estimated number of new units needed to satisfy increased demand.

     New construction in the Company's markets for the past two decades has been limited, with most of the existing housing stock built before 1980. In 1999, Home Properties' markets represented 18% of the total estimated existing U.S. multifamily housing stock, but only 10% of the country's estimated net new supply of multifamily housing units.

     An analysis of future multifamily supply compared to projected multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium. The fourth to last column in the following Multifamily Supply and Demand table on page 9 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company's markets and the United States. Net new multifamily supply as a percent of new multifamily demand for 1999 in the Home Properties' markets was approximately 47%, compared to a national average of 71%.

     The third to the last column in the Multifamily Supply and Demand table on page 9 shows the net new multifamily supply as percent of existing multifamily housing stock. In the Company's markets, net new supply only represents 0.6% of the existing multifamily housing stock. This compares to the national average net new multifamily supply estimates at 1.1% of the multifamily housing stock.

     The information on the following Market Demographics table on page 8 was compiled by the Company from the sources indicated on the table. The methods used includes estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate. There can also be no assurance that the historical information included on the table will be consistent with future trends.


                    MARKET DEMOGRAPHICS
                                                        December    December
                                                             Job         Job
                                                          Growth      Growth                     1999     Multifamily          1999
                                % of           1999     Trailing    Trailing       December    Median   Units as % of   Multifamily
MSA Market Area                Owned      Number of    12 Months   12 Months   Unemployment      Home   Total Housing       Housing
                               Units     Households     % Change      Actual           Rate     Value        Stock(5)       Stock(6)

Baltimore, MD                  18.4%        941,316         1.4%      16,800           3.1%   124,091           18.5%       187,498
Detroit, MI                    14.9%      1,703,582         1.3%      27,600           2.7%    98,190           15.8%       287,999
Eastern PA(1)                  12.3%      2,058,202         1.1%      29,900           3.4%   129,705           15.4%       344,410
Rochester, NY                   8.8%        409,099         0.5%       2,600           4.0%    97,517           13.3%        58,461
Northern NJ (2)                 7.8%      2,028,084         1.9%      51,000           3.4%   215,851           18.4%       404,628
Buffalo, NY                     7.4%        456,684        (0.1%)       (300)           4.8%    86,848           10.8%        53,132
Downstate NY (3)                4.8%      1,614,899         2.7%      54,100           2.8%   247,424           14.2%       249,449
Northern VA/DC                  4.7%      1,754,488         2.5%      64,700           2.2%   190,085           30.5%       579,731
Syracuse, NY                    4.6%        274,050         0.6%       2,200           4.3%    84,270           14.9%        45,127
Chicago, IL                     4.3%      2,858,123         1.1%      45,600           3.8%   150,357           28.2%       870,728
Central VA                      3.7%        948,372         2.3%      28,500           2.5%   105,342           18.7%       193,009
South Bend, IN                  2.1%         98,075       (1.1%)     (1,500)           3.1%    71,565           12.7%        13,389
Portland, ME                    1.8%         94,175         2.4%       3,600           1.8%   143,787           15.9%        17,650
Hamden, CT                      1.5%        197,276         0.2%         500           2.3%   189,277           19.8%        43,528
Delaware                        1.3%        217,093         2.1%       6,600           2.8%   134,468           17.5%        40,376
Western PA  (4)                 0.9%        957,631         1.0%      10,800           3.5%    71,438           12.9%       135,354
Columbus, OH                    0.7%        571,917         1.4%      12,300           2.2%   101,308           19.6%       120,656
HOME PROPERTIES MARKETS       100.0%     17,183,066         1.5%     355,000           3.1%   131,854           17.4%     3,645,125
United States                           102,048,200         2.1%   2,666,000           3.7%   105,041           17.7%    20,131,622


(1) Eastern Pennsylvania is defined for this report as Philadelphia, PA MSA & Allentown-Bethlehem-Easton MSA.
(2) Northern New Jersey is defined for this report as Middlesex-Somerset-Hunterdon MSA, Bergen-Passaic MSA, Monmouth-Ocean MSA, & Newark MSA.
(3) Downstate New York is defined for this report as the Hudson Valley Region of Dutchess Co MSA, Newburgh NY-PA MSA, Putnam & Ulster Counties; Long Island, NY (Nassau-Suffolk MSA); Westchester County MSA; & Rockland County MSA.
(4) Western Pennsylvania is defined for this report as Pittsburgh, PA MSA and Erie, PA MSA.
(5) Based on 1990 U.S. Census figures
(6) 1999 MULTIFAMILY HOUSING STOCK = 1999 total housing stock multiplied by the % of the total housing stock in each market that consists of multifamily units (based on 1990 U.S. Census figures).

SOURCES: BUREAU OF LABOR STATISTICS (BLS); CLARITAS, INC.; US CENSUS BUREAU - MANUFACTURING & CONSTRUCTION DIV.; NEW YORK STATE DEPARTMENT OF LABOR, DIV. OF RESEARCH AND STATISTICS.
DATA COLLECTED IS DATA AVAILABLE AS OF FEBRUARY 2, 2000 AND IN SOME CASES MAY BE PRELIMINARY.



              MULTIFAMILY SUPPLY AND DEMAND
                                                                                    Estimated     Estimated
                                                                      Estimated       Net New       Net New
                      Estimated                         Estimated          1999   Multifamily   Multifamily
                           1999          Estimated           1999           New   Supply as a   Supply as a                Expected
                            New               1999        Net New   Multifamily      % of New      % of the    Expected      Excess
MSA Market            Supply of        Multifamily    Multifamily     Household   Multifamily   Multifamily      Excess     Revenue
Area             Multifamily(a)    Obsolescence(b)      Supply(c)     Demand(d)        Demand         Stock   Demand(e)   Growth(f)

Baltimore, MD             2,912                937          1,974         2,072         95.3%          1.1%          98        0.1%
Detroit, MI               2,721              1,440          1,281         2,914         44.0%          0.4%       1,633        0.6%
Eastern PA                2,505              1,722            783         3,062         25.6%          0.2%       2,279        0.7%
Rochester, NY             1,112                292            819           231        354.5%          1.4%       (588)      (1.0%)
Northern NJ               2,324              2,023            301         6,243          4.8%          0.1%       5,942        1.5%
Buffalo, NY                 573                266            307          (22)    (1,395.5%)          0.6%       (329)      (0.6%)
Downstate NY              1,766              1,247            519         5,123         10.1%          0.2%       4,604        1.8%
Northern                  8,803              2,899          5,904        13,161         44.9%          1.0%       7,257        1.3%
VA/DC
Syracuse, NY                 24                226          (202)           218       (92.7%)        (0.4%)         420        0.9%
Chicago, IL               7,549              4,354          3,195         8,587         37.2%          0.4%       5,392        0.6%
Central  VA               2,137                965          1,172         3,549         33.0%          0.6%       2,377        1.2%
South Bend,                 390                 67            324         (127)      (255.1%)          2.4%       (451)      (3.4%)
IN
Portland, ME                  0                 88           (88)           382       (23.0%)        (0.5%)         470        2.7%
Hamden, CT                  284                218             66            66        100.0%          0.2%           -           -
Delaware                    333                202            132           772         17.1%          0.3%         640        1.6%
Western PA                1,613                677            936           928        100.9%          0.7%         (8)           -
Columbus, OH              5,902                603          5,299         1,610        329.1%          4.4%     (3,689)      (3.1%)
HOME                     40,948             18,226         22,722        48,769         46.6%          0.6%      26,047        0.7%
PROPERTIES
MARKETS
United States           323,665            100,658        223,007       314,814         70.8%          1.1%      91,807        0.5%


(a) ESTIMATED 1999 NEW SUPPLY OF MULTIFAMILY =
    Multifamily permits (1999 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).
(b) ESTIMATED 1999 MULTIFAMILY OBSOLESCENCE = 0.5% of the 1999 Multifamily Housing Stock.
(c) ESTIMATED 1999 NET NEW MULTIFAMILY SUPPLY = Estimated 1999 New Supply of Multifamily minus the Estimated 1999 Multifamily Obsolescence.
(d) ESTIMATED 1999 NEW MULTIFAMILY HOUSEHOLD DEMAND =
    Trailing 12 month job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/98-12/31/99) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and by the % of the total housing stock in each market that consists of multifamily units (based on 1990 U.S. Census figures).
(e) EXPECTED EXCESS DEMAND = Estimated 1999 New Multifamily Household Demand minus the Estimated 1999 Net New Multifamily Supply.
(f) EXPECTED EXCESS REVENUE GROWTH = Expected Excess Demand divided by the 1999 Multifamily Housing Stock. This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors such as inflation and interest rates.

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

ITEM 2.   PROPERTIES

     As of December 31, 1999, the Owned Properties consisted of 126 multifamily
     residential properties containing 33,807 apartment units.   At the time of
     the IPO, Home Properties owned 11 communities containing 3,065 units and simultaneously with the closing of the IPO acquired an additional four communities containing 926 units. From the time just prior to the IPO to December 31, 1999, the Company therefore experienced a compounded annualized growth rate of 55% in the number of apartment units it owned. In 1999 alone, Home Properties acquired 10,127 apartment units in 30 communities for a total purchase price of approximately $487 million, including $6.2 million allocated to the purchase of management contracts. In addition, during the first quarter of 2000, the Operating Partnership has acquired six additional properties, representing an increase of 2,113 Units. During 1999, the Company sold a 35,000 square foot ancillary shopping center located adjacent to a multifamily property.

     The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased. Average economic occupancy at the Owned Properties held throughout 1998 and 1999 was 94.5% for 1999. The Owned Properties are typically two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to middle income and senior residents and the quality of the services it provides to such residents result in low turnover. Average turnover at the Owned Properties was approximately 40% for 1999, which is significantly below the national average of 65% for garden apartments.

     Resident leases are generally for one year terms and security deposits equal to one month's rent are generally required.

     Certain of the Owned Properties secure mortgage loans. See Note 4 to the Consolidated Financial Statements contained herein.

     The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 1999.

COMMUNITIES WHOLLY OWNED AND MANAGED BY HOME PROPERTIES


                                                                                (3)                          1999    1998
                                                                     (2)       1999        (4)        (4)  Avg Mo  Avg Mo  12/31/99
                                      #    Age        Average       1999 % Resident       1999       1998    Rent    Rent     Total
                                     of     In  Year Apt Size   % Mature   Turnover  Average %  Average %    Rate    Rate      Cost
REGIONAL AREA                      Apts  Years   Acq  (Sq Ft)  Residents             Occupancy  Occupancy per Apt per Apt    ($000)

              Core
              Communities(1)

MI - Detroit  Canterbury Square     336     28  1997      789        12%        41%      97.8%      98.5%    $667    $632   $14,290
MI - Detroit  Charter Square        494     29  1997      914         7%        51%      97.7%      96.3%     734     693   $23,706
MI - Detroit  Fordham Green         146     24  1997      869        20%        50%      95.3%      97.0%     745     701    $6,672
MI - Detroit  Golfview Manor         44     41  1997      662        21%        18%      96.3%      96.8%     475     468      $707
MI - Detroit  Greentrees
              Apartments            288     29  1997      863        14%        42%      93.3%      95.1%     566     541   $10,513
MI - Detroit  Kingsley
              Apartments            328     30  1997      792        29%        54%      93.7%      94.0%     617     602   $14,452
MI - Detroit  Oak Park Manor        298     45  1997      887        16%        28%      98.2%      98.6%     634     594   $10,984
MI - Detroit  Parkview Gardens      483     46  1997      731        11%        39%      92.3%      95.9%     532     505    $9,103
MI - Detroit  Scotsdale
              Apartments            376     25  1997      790        13%        41%      96.2%      95.6%     602     575   $14,584
MI - Detroit  Southpointe
              Square                224     29  1997      776        19%        46%      96.2%      95.7%     565     542    $6,098
MI - Detroit  Stephenson House      128     33  1997      668        14%        48%      96.1%      98.2%     593     552    $3,365
MI - Detroit  Woodland Gardens      337     34  1997      719        13%        50%      96.5%      96.0%     659     622   $14,212
NJ - Northern Royal Gardens         550     32  1997      800        17%        21%      94.7%      92.9%     796     744   $25,581
NY - Buffalo  Emerson Square         96     30  1997      650        42%        28%      98.6%      89.4%     546     521    $3,267
NY - Buffalo  Fairways               32     39  1997      900         9%        38%      97.2%      75.8%     650     587    $1,288
              Apartments
NY - Buffalo  Garden Village        315     28  1994      850        67%        29%      97.1%      97.8%     620     601   $10,509
NY - Buffalo  Idylwood              720     30  1995      700        10%        58%      94.7%      95.5%     577     560   $22,550
NY - Buffalo  Paradise Lane         324     28  1997      676        10%        43%      96.1%      78.0%     584     534   $11,084
              at Raintree
NY - Buffalo  Raintree Island       504     28  1985      704        28%        37%      96.9%      95.1%     604     587   $16,893
NY - Buffalo  Williamstowne
              Village               528     28  1985      708       100%        19%      91.4%      92.7%     619     609   $18,685
NY -
Downstate     Carriage Hill         140     27  1996      845        26%        56%      94.0%      93.5%     805     768    $5,848
NY -
Downstate     Cornwall Park          75     33  1996    1,320        11%        53%      94.2%      88.7%   1,046     954    $5,905
NY -          Lakeshore
Downstate     Villas                152     25  1996      956        10%        43%      97.1%      96.3%     642     618    $6,211
NY -          Sunset
Downstate     Gardens               217     29  1996      662        10%        47%      93.1%      93.7%     600     574    $6,584
NY -          Lake
Downstate     Grove                 368     30  1997      879        15%        32%      95.9%      96.2%     893     820   $24,590
NY -          Mid-Island
Downstate     Estates               232     35  1997      690        24%        34%      94.3%      95.3%     827     788   $11,922
NY -          1600 East
Rochester     Avenue                164     41  1997      800        77%        73%      80.5%      80.2%   1,324    1252   $12,808
NY -          1600
Rochester     Elmwood               210     40  1983      891         9%        56%      94.6%      95.6%     778     748   $11,075
NY -          Brook
Rochester     Hill                  192     28  1994      999        23%        49%      93.0%      89.7%     812     785   $10,403
NY -          Finger Lakes
Rochester     Manor                 153     29  1983      924        44%        50%      92.2%      95.6%     712     684    $7,702
NY -          Hamlet
Rochester     Court                  98     29  1996      696        78%        32%      94.2%      93.2%     635     613    $3,196
NY -          Hill Court
Rochester     South                  95     36  1997      730        66%        29%      96.2%      94.8%     584     565    $3,087
NY -          Ivy Ridge
Rochester     Apartments            135     36  1997      740        56%        36%      95.0%      91.4%     578     560    $4,324
NY -          Newcastle
Rochester     Apartments            197     25  1982      873        26%        50%      95.8%      92.1%     693     677   $10,356
NY -          Northgate
Rochester     Manor                 224     37  1994      800        31%        44%      90.8%      92.5%     627     596    $9,696
NY -          Perinton
Rochester     Manor                 224     30  1982      928        41%        32%      96.1%      95.6%     738     716   $11,439
NY -          Riverton
Rochester     Knolls                240     26  1983      911        19%        73%      86.4%      93.2%     768     714   $13,271
NY -          Spanish
Rochester     Gardens               220     26  1994    1,030        30%        35%      96.5%      93.9%     618     608   $11,645
NY -
Rochester     Springcreek            82     27  1984      913        54%        20%      96.8%      98.7%     554     540    $3,065
NY -          The
Rochester     Meadows               113     29  1984      890        46%        42%      93.3%      95.9%     615     601    $5,211
NY -          Woodgate
Rochester     Place                 120     27  1997    1,100         6%        58%      96.3%      97.2%     696     662    $5,151
NY - Syracuse Candlewood
              Gardens               126     29  1996      855        28%        51%      97.5%      97.9%     498     475    $3,375
NY - Syracuse Conifer
              Village               199     21  1994      499        95%        19%     100.0%     100.0%     566     566    $9,212
NY - Syracuse Fairview
              Heights               210     36  1985      798         8%        65%      95.4%      94.0%     743     714   $10,071
NY - Syracuse Harborside
              Manor                 281     27  1995      823        14%        52%      95.0%      92.8%     576     562    $8,659
NY - Syracuse Pearl Street           60     29  1995      855         9%        65%      90.0%      95.1%     488     464    $1,480
NY - Syracuse Village Green         448     14  1994      908        31%        39%      94.1%      90.0%     610     594   $17,646
NY - Syracuse Westminster Place
                                    240     28  1996      913        11%        53%      96.2%      95.3%     551     541    $7,525
PA - Eastern  Chesterfield
              Apartments            247     27  1997      812         8%        40%      94.1%      94.2%    $664    $632   $11,395
PA - Eastern  Curren Terrace        318     29  1997      782         8%        46%      96.6%      96.9%     707     665   $15,093
PA - Eastern  Executive House       100     35  1997      696        46%        51%      92.9%      90.4%     724     648    $5,671
PA - Eastern  Glen Manor            174     24  1997      667        15%        32%      96.6%      97.5%     591     570    $6,062
PA - Eastern  Lansdowne Group-
              Karen Court            49     37  1997      844          *          *          *          *       *       *         *
PA - Eastern  Lansdowne Group-
              Landon Court           44     30  1997      873          *          *          *          *       *       *         *
PA - Eastern  Lansdowne Group-
              Marshall
              House*(5)              63     71  1997      653        35%        30%      95.8%      95.5%     627     611    $8,973
PA - Eastern  Lansdowne Group-
              Patricia Court         66     32  1997      838          *          *          *          *       *       *         *
PA - Eastern  New Orleans Park      308     29  1997      693        11%        42%      93.9%      97.3%     612     573   $12,921
PA - Eastern  Springwood
              Apartments             77     26  1997      755        16%        68%      89.5%      92.3%     595     557    $2,638
PA - Eastern  Valley Park South
                                    384     27  1996      987        24%        47%      95.4%      94.0%     745     724   $19,769
PA - Eastern  Valley View
              Apartments            176     27  1997      769        19%        78%      89.0%      92.2%     646     591    $7,803
PA - Eastern  Village Square        128     27  1997      795        17%        55%      95.0%      91.4%     650     600    $5,830
PA - Western  Cloverleaf
              Village               148     42  1997      716        27%        49%      88.6%      85.8%     535     489    $4,059
              Core Communities
              Total/Weighted
              Avg                14,048     30            806        26%        43%      94.5%      94.0%    $661    $631  $580,214


(1) "CORE COMMUNITIES" REPRESENTS THE 14,048 APARTMENT UNITS OWNED CONSISTENTLY THROUGHOUT 1998 AND 1999.
(2) "% MATURE RESIDENTS" IS THE PERCENTAGE OF RESIDENTS AGED 55 YEARS OR OLDER AS OF DECEMBER 31, 1999.
(3) "% RESIDENT TURNOVER" REFLECTS, ON AN ANNUAL BASIS, THE NUMBER OF MOVEOUTS DIVIDED BY THE TOTAL NUMBER OF APARTMENT UNITS.
(4) "AVERAGE % OCCUPANCY" IS THE AVERAGE ECONOMIC OCCUPANCY FOR THE 12 MONTHS ENDED DECEMBER 31, 1998 AND 1999.
    FOR COMMUNITIES ACQUIRED DURING 1998 AND 1999, THIS IS THE AVERAGE OCCUPANCY FROM THE DATE OF ACQUISITION.
(5) THE LANSDOWNE GROUP CONSOLIDATED FIGURES ARE REFLECTED IN THE MARSHALL HOUSE LINE.

Communities Wholly Owned and Managed by Home Properties

                                                                                                                     1998
                                                                                (3)       (4)       (4)     1999   Avg Mo
                                                        Average       (2)      1999      1999      1998   Avg Mo     Rent  12/31/99
                                         #   Age       Apt Size      1999         %   Average   Average     Rent Rate per     Total
                                        of    In  Year  (Sq Ft)  % Mature  Resident         %         % Rate per      Apt      Cost
REGIONAL AREA                         Apts Years   Acq          Residents  Turnover Occupancy Occupancy      Apt             ($000)
                 1998
                 Acquisition
                 Communities

CT - Hamden      Apple Hill            498    28  1998      789       33%       36%     96.4%     96.3%     $751     $713   $25,932
                 Apartments
IL - Chicago     Colonies              672    26  1998      656       12%       49%     85.1%     77.4%      568      576   $27,155
                 Apartments
IN - South Bend  Candlewood            310    15  1998    1,000        8%       61%     90.4%     95.5%      639      620   $14,012
                 Apartments
MD - Baltimore   Carriage House         50    34  1998      786       29%       26%     97.8%     92.3%      513      502    $1,267
                 Apartments
MD - Baltimore   Country Village       344    29  1998      868       34%       40%     95.1%     92.6%      609      587   $14,472
                 Apartments
MD - Baltimore   Morningside         1,050    35  1998      870        9%       39%     93.3%     90.9%      584      565   $39,855
                 Heights
                 Apartments
MD - Baltimore   Rolling Park          144    27  1998    1,125       24%       28%     97.5%     96.0%      606      575    $6,068
                 Apartments
MD - Baltimore   Strawberry            145    35  1998      780       14%       45%     94.5%     90.6%      547      531    $3,979
                 Hill
                 Apartments
ME - Portland    Mill Co.               96    49  1998      550       21%       44%     97.0%     97.7%      506      475    $2,262
                 Gardens
ME - Portland    Redbank               500    56  1998      836       26%       26%     95.4%     98.0%      553      516   $17,112
                 Village
MI - Detroit     Carriage Hill         168    34  1998      783       49%       37%     97.8%     98.9%      687      654    $7,201
                 Apartments
MI - Detroit     Carriage Park         256    33  1998      777       18%       44%     95.0%     97.9%      643      615   $10,877
                 Apartments
MI - Detroit     Cherry Hill           164    28  1998      878        9%       54%     90.4%     96.2%      561      535    $5,580
                 Club Apartments
MI - Detroit     Cherry Hill           224    34  1998      742       15%       43%     96.4%     98.9%      619      592    $8,308
                 Village
                 Apartments
NJ - Northern    East Hill              33    42  1998      695       94%       12%     96.0%     94.9%      828      779    $1,945
                 Gardens
NJ - Northern    Lakeview              106    31  1998      492       19%       32%     95.3%     98.8%      780      732    $5,654
                 Apartments
NJ - Northern    Oak Manor              77    44  1998      775       29%       22%     96.9%     97.9%    1,074      992    $5,412
                 Apartments
NJ - Northern    Pleasant View       1,142    32  1998      745       34%       28%     94.4%     96.3%      739      702   $56,719
                 Gardens
                 Apartments
NJ - Northern    Pleasure Bay          270    29  1998      667        3%       26%     94.6%     97.7%      635      606    $8,651
                 Apartments
NJ - Northern    Towers, The           137    38  1998      916       70%       15%     96.5%     98.5%      943      913    $7,427
NJ - Northern    Wayne Village         275    35  1998      725       38%       19%     96.0%     97.7%      804      771   $15,986
NJ - Northern    Windsor Realty         67    47  1998      675       33%       18%     96.0%     97.9%      747      720    $3,982
NY - Downstate   Mountainside          227    27  1998      759       35%       16%     97.8%     98.6%      789      764    $9,012
                 Apartments
NY - Downstate   Patricia              100    26  1998      770       29%       29%     97.8%     99.2%      834      796    $5,208
                 Apartments
NY - Downstate   Coventry               94    25  1998      718       32%       38%     95.2%     93.2%      910      863    $3,920
                 Village
NY - Rochester   Pines of              508    23  1998      818       25%       26%     99.1%     99.2%      515      489    $9,049
                 Perinton
OH - Columbus    Weston Gardens        242    27  1998      804        5%       49%     92.5%     91.3%      467      444    $7,079
PA - Eastern     Beechwood             160    33  1998      775       47%       21%     97.7%     95.8%      599      578    $4,328
                 Gardens
PA - Eastern     Cedar Glen            110    33  1998      726       51%       28%     96.2%     97.6%      445      433    $3,067
                 Apartments
PA - Eastern     Racquet Club          467    29  1998      850       22%       41%     95.1%     96.0%      769      742   $25,826
                 East Apartments
PA - Eastern     Sherry Lake           298    35  1998      811       35%       47%     96.4%     97.3%      826      785   $18,777
                 Apartments
PA - Western     Payne Hill            150    19  1998      793       17%       42%     88.1%     88.0%      612      578    $5,446
                 Gardens
VA - No. VA/DC   Braddock Lee          254    45  1998      758       17%       25%     97.1%     97.1%      780      744   $13,534
                 Apartments
VA - No. VA/DC   Park                  294    45  1998      758       16%       30%     96.5%     97.0%      811      776   $15,300
                 Shirlington
                 Apartments
                 1998 Total/
                 Weighted
                 Average             9,632    32            791       24%       35%     94.7%     94.5%     $666     $639  $410,402

(1) "Core Communities" represents the 14,048 apartment units owned consistently throughout 1998 and 1999.
(2) "% Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 1999.
(3) "% Resident Turnover" reflects, on an annual basis, the number of moveouts divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 1998 and 1999.
    For communities acquired during 1998 and 1999, this is the average occupancy from the date of acquisition.
(5) The Lansdowne Group consolidated figures are reflected in the Marshall House line.

Communities Wholly Owned and Managed by Home Properties

                                                                   (2)       (3)       (4)       (4)
                                       #    Age          Avg.     1999      1999      1999      1998      1999      1998   12/31/99
                                      of    In   Year  Apt Size     %         %     Average % Average %  Avg Mo    Avg Mo    Total
REGIONAL AREA                        Apts  Years  Acq   (Sq Ft)  Mature   Resident  Occupancy OccupancY   Rent      Rent     Cost
                                                                ResidenTS Turnover                        Rate    Rate per  ($000)
                                                                                                         per Apt     Apt

                 1999 Acquisition
                 Communities

DE               Chestnut             432   32   1999     856      10%       NA       95.2%      NA     $551         NA     $15,454
                 Crossing
IL - Chicago     Colony               783   27   1999     704      3%        NA       98.2%      NA     744          NA     $42,039
                 Apartments
IN - South Bend  Maple Lane           396   17   1999     950      29%       NA       94.8%      NA     627          NA     $17,637
MD - Baltimore   Bonnie Ridge         966   34   1999    1,023     5%        NA       91.6%      NA     840          NA     $48,285
MD - Baltimore   Canterbury           618   22   1999     933      16%       NA       96.4%      NA     613          NA     $26,392
                 Apartments
MD - Baltimore   Country Club         150   35   1999     783      34%       NA       92.3%      NA     579          NA      $5,191
                 Apartments
MD - Baltimore   Doub Meadow          95    19   1999    1,037     5%        NA       97.7%      NA     608          NA      $3,830
MD - Baltimore   Falcon Crest         396   31   1999     993      6%        NA       86.3%      NA     649          NA     $14,768
MD - Baltimore   Gateway              132   11   1999     965      4%        NA       98.3%      NA     770          NA      $7,964
                 Village
MD - Baltimore   Laurel Pines         236   36   1999     680      8%        NA       92.8%      NA     683          NA      $7,703
MD - Baltimore   Owings Run           504    5   1999    1,142     5%        NA       94.6%      NA     839          NA     $38,174
MD - Baltimore   Pavilion             432   32   1999     951      45%       NA       96.9%      NA     1,096        NA     $30,589
                 Apartments
MD - Baltimore   Selford              102   13   1999    1,115     10%       NA       95.1%      NA     768          NA      $5,465
                 Townhomes
MD - Baltimore   Shakespeare          82    17   1999     833      88%       NA       99.9%      NA     600          NA      $3,923
                 Park
MD - Baltimore   Tamarron             132   13   1999    1,097     12%       NA       98.0%      NA     851          NA      $9,825
                 Apartments
MD - Baltimore   Timbercroft          284   28   1999     990      3%        NA       93.2%      NA     615          NA      $8,745
                 Townhomes
MD - Baltimore   Village              370   32   1999    1,045     9%        NA       97.6%      NA     665          NA     $16,018
                 Square
MI - Detroit     Lakes                434   13   1999     948      18%       NA       88.0%      NA     810          NA     $25,962
                 Apartments
MI - Detroit     Springwells          303   59   1999    1,014     19%       NA       91.8%      NA     872          NA     $18,726
                 Park
PA - Eastern     Arbor Crossing       134   31   1999     667      31%       NA       98.1%      NA     645          NA      $5,431
PA - Eastern     Glen Brook           173   37   1999     689      33%       NA       92.6%      NA     624          NA      $6,524
PA - Eastern     Hill Brook           274   32   1999     709      12%       NA       92.2%      NA     642          NA     $11,446
                 Place
PA - Eastern     Ridgeway             66    27   1999     800      27%       NA       91.1%      NA     610          NA      $2,217
                 Court
PA - Eastern     Ridley Brook         244   37   1999     731      30%       NA       98.5%      NA     649          NA      $9,749
PA - Eastern     Sherwood             103   31   1999     821      14%       NA       87.9%      NA     613          NA      $4,505
                 Gardens
VA - Central     Carriage             664   33   1999     949      96%       NA       96.7%      NA     752          NA     $37,333
                 Hill
VA - Central     Riverdale            580   35   1999     925      26%       NA       95.1%      NA     575          NA     $15,949
VA - No. VA/DC   Manor, The           198   26   1999     844      5%        NA       95.6%      NA     680          NA      $7,455
VA - No. VA/DC   Seminary             296   40   1999     884      4%        NA       93.9%      NA     849          NA     $13,297
                 Hill
VA - No. VA/DC   Seminary             548   36   1999     875      20%       NA       92.7%      NA     872          NA     $25,710
                 Towers

                 1999 Total/        10,127  29            914      21%       NA       94.4%      NA     $711         NA    $486,306
                 Weighted
                 Average

                 Owned              33,807  30            834      24%       40%      94.6%     94.2%   $674        $641 $1,476,922
                 Portfolio
                 Total/
                 Weighted Avg


(1) "Core Communities" represents the 14,048 apartment units owned consistently throughout 1998 and 1999.
(2) "% Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 1999.
(3) "% Resident Turnover" reflects, on an annual baisi, the number of moveouts divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 1998 and 1999.
    For communities acquired during 1998 and 1999, this is the average occupancy from the date of acquisition.
(5) The Lansdowne Group consolidated figures are reflected in the Marshall House line.



     PROPERTY DEVELOPMENT

     Management believes that new construction of market rate multifamily apartments is not economically feasible in most of its markets. Therefore, Home Properties' development and redevelopment activities have been limited to government-assisted multifamily housing. In 1996, the Operating Partnership acquired substantially all of the assets of C.O.F., Inc. (formerly Conifer Realty, Inc.) and Conifer Development, Inc. (collectively, "Conifer"), a developer and manager of government-assisted multifamily housing. Through these predecessors, the Company has been developing affordable housing for over 20 years. Management anticipates that this experience, coupled with the financial and property management strengths of the Company, positions the Company as a regional leader in the affordable housing arena.

     Home Properties' strategy has been to expand its development activities carefully into areas where it has already established operations. It currently operates and develops affordable housing communities in six states.

     Through affiliated partnerships, in 1999 the Company commenced development or redevelopment of 1,304 units in nine communities, completed three communities with 926 units and continued progress on 734 units in three communities. Management is optimistic about opportunities for continued growth due to the Company's broadened geographic reach and continued partnering with not-for-profit sponsors.

     LOW INCOME HOUSING TAX CREDIT PROGRAM. Since its inception in 1986, the LIHTC program has been responsible for the creation or rehabilitation of more than 1 million rental units for low or moderate income Americans. Under this program, states are authorized to allocate federal tax credits as an incentive for developers to build rental housing for low income households. Each state has received an allocation of tax credits from the Internal Revenue Service in an amount equal to $1.25 per state resident. This amount has not been adjusted for over a decade. However, legislation has been introduced to increase the housing credit allocations by 40% over five years. This graduated increase would put the per capita allocation at $1.35 for the 2000 calendar year and at $1.75 per capita by 2004. It is expected that the cap increase, if adopted, will generate the construction of an additional 30,000 units of affordable housing each year.

     Although REITs do not pay income taxes at the corporate level, the Company benefits from the credits by structuring transactions where the Operating Partnership serves as the managing general partner and limited partners contribute substantial equity in exchange for the tax credits. The economic benefits of management and ownership to the Company include:

     * Initial developer fee revenue
     * Receipt of certain of the project cash flow after debt service as "incentive management fees"
     * Substantial property management fees
     * Participation in future equity build-up
     * Involvement in the real estate as the
              managing general partner

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

     HUD SECTION 8 PROGRAM. Within a decade, it is expected that virtually all of HUD's roughly three million Section 8 project and tenant-based contracts will expire. Many of the affected properties will need to be recycled into other programs or repositioned to compete as market rate communities. The Company's financial strength and expertise in this area could lead to attractive investment opportunities as these properties are sold or restructured. Currently, the Company holds five
     Section 8 communities in its owned portfolio, Conifer Village (199 units), Doub Meadow (95 units), Pines of Perinton (508 units), Shakespeare Park (82 units) and Timbercroft Townhomes (284 units). The rental subsidy contracts extend for several more years on all properties except Doub Meadow and Shakespeare Park, both of which expire in 2000. The Company expects to renew these two expiring contracts for at least one additional year.

     PROPERTY MANAGEMENT

     As of December 31, 1999, the Managed Properties consist of: (i) 7,710 apartment units where Home Properties is the general partner of the entity that owns the property; (ii) 3,465 apartment units managed for others; (iii) commercial properties which contain approximately 1.7 million square feet of gross leasable area; (iv) a master planned community known as Gananda; (v) a 140-lot Planned Unit Development known as College Greene; (vi) a 202-lot Planned Unit Development known as Riverton; and (vii) 153 acres of vacant land in Old Brookside, the development of which, if it occurs, will be managed by HP Management. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

     The table on the following pages details managed communities broken down by market area.

     The commercial properties consist of: (i) approximately 1,025,000 square feet of office space; (ii) approximately 400,000 square feet of retail space; (iii) approximately 75,000 square feet of industrial space; and
     (iv) approximately 164,000 square feet of warehouse space.

MANAGED COMMUNITIES BY MARKET AREA

Communities Managed as General Partner

COMMUNITY NAME                                    CITY                                 # of
                                                                                      APTS.
UPSTATE NEW YORK
Buffalo, NY Area
Linda Lane Apartments                             Cheektowaga                           156

Rochester, NY Area
Abraham Lincoln                                   Rochester                              69
Ambassador Apartments                             Rochester                              54
Brown Square Village II                           Ontario                                32
College Greene Senior Apartments                  N. Chili                              110
East Court Apartments                             Rochester                              85
Evergreen Hills                                   Macedon                               152
Fort Hill                                         Canandaigua                            57
Geneva Garden Apartments                          Geneva                                 53
Highland Park                                     Dundee                                 91
Huntington Park Apartments                        Rochester                              75
Lima Manor Apartments                             Lima                                   32
Maple Apartments                                  Alfred                                 24
Monica Place                                      Rochester                              21
Sandy Creek                                       Albion                                 24
Springside Meadows Apartments                     West Henrietta                         54
St. Bernard's Park                                Rochester                              59
St. Bernard's Park II                             Rochester                              88
St. Michael's Senior Housing                      Rochester                              28
St. Patrick's Apartments                          Elmira                                 39
Totiakton Manor                                   Honeoye Falls                          56
Village Square                                    Painted Post                           75
Walnut Hill                                       Dundee                                 59
Washington Park                                   Castile                                24
YWCA                                              Rochester                              86

Syracuse, NY Area
Candlelight Lane Apartments                       Liverpool                             244
Church Street Apartments                          Port Byron                             39
Circle Drive Apartments I                         Sidney                                 32
Circle Drive Apartments II                        Sidney                                 24
Greenway Place Apartments                         Syracuse                               43
Macartovin                                        Utica                                  66
Mayrose Apartments                                Oneonta                                32
Meadowview I                                      Central Square                         60
Meadowview II                                     Central Square                         46
Meadowview III                                    Central Square                         24
Northcliffe Apartments                            Cortland                               58
Norwich Senior Housing                            Norwich                                32
Oak Square Apartments                             Oneonta                                30
Read Memorial Senior Apartments                   Hancock                                28
Schoolhouse Apartments                            Waterville                             56
Schoolhouse Gardens                               Groton                                 28
Sherburne Senior Housing                          Sherburne                              29
Wedgewood Apartments                              Kirkville                              70
Wedgewood II Senior Apartments                    Kirkville                              24
Windsor Place Apartments                          N. Syracuse                           180

DOWNSTATE NEW YORK

Hudson Valley NY Area
Greencourt Apartments                             Mt. Vernon                             76
South 15th Apartments                             Mt. Vernon                             66
Terrace View Apartments                           Yonkers                                48
Trinity Senior Apartments                         Yonkers                                45

OTHER NEW YORK STATE AREAS

Albany, NY Area
Adam Lawrence Apts                                Corinth                                40
Apple Meadow Village                              Hudson                                 48
Apple Meadow Village                              Hudson                                 10
Cynthia Meadows                                   Greenwich                              36
Louis Apartments                                  Coxsackie                              24
Peppertree Apartments                             Coxsackie                              24
Peppertree Park                                   Coxsackie                              24
Riverwood Apartments I                            Stillwater                             24
Riverwood Apartments II                           Stillwater                             24

Southern Tier NY Area
Arcade Manor                                      Arcade                                 24
Belmont Village Court                             Belmont                                24
Blairview Apartments                              Blairsville                            42
Bolivar Manor                                     Bolivar                                24
Canisteo Manor                                    Canisteo                               24
Carrollton Heights                                Limestone                              18
Cattaraugus Manor                                 Cattaraugus                            24
Little Valley Estates                             Little Valley                          24
Maple Leaf Apartments                             Franklinville                          24
Portville Manor                                   Portville                              24
Portville Square                                  Portville                              24
Yorkshire Corners                                 Delevan                                24

Watertown, NY Area
Albert Carriere Apartments                        Rouses Point                           56
Black Brook Senior Housing                        Au Sable Forks                         24
Bonnie View Terrace Apts                          Wilmington                             24
Canton Manor Apartments                           Canton                                 30
Champion Apartments                               West Carthage                          32
Champion Apartments II                            West Carthage                          32
Hunters Run                                       Dexter                                 40
LaFarge Senior Housing                            Lafargeville                           24
Lakeside Manor Apartments                         Schroon Lake                           24
Ledges                                            Evans Mills                           100
Maple Ridge Senior Housing                        Malone                                 40
Nichols Schoolhouse Apartments                    Nichols                                13
Penet Square Apartments                           Lafargeville                           24
Pontiac Terrace Apartments                        Oswego                                 70
Roderick Rock Senior Housing                      Rouses Point                           24
Webster Manor Apts                                Malone                                 32

WESTERN PENNSYLVANIA

Erie, PA Area
Brandy Spring Apartments                          Mercer                                 40
Bridgeview Apartments                             Emlenton                               36
Connellsville Heights                             Connellsville                          36
Creekside Apartments                              Leechburg                              30
Derry Round House                                 Derry                                  26
Freedom Apartments                                Ford City                              28
Green Meadow Apartments (Knolls)                  Pittsburgh                          1,079
Greenwood Apartments                              Mt. Pleasant                           36
Harrison City Commons                             Harrison City                          38
Independence Apartments                           Mt. Pleasant                           28
Lake City Apartments                              Lake City                              44
Lake Street Apartments                            Girard                                 32
Liberty Apartments                                Brookville                             28
Lincoln Woods Apartments                          Warren                                 44
Little Creek (Isabella Estates)                   Saxonburg                              26
Mercer Manor                                      Mercer                                 26
Millwood Arms                                     Ford City                              28
Oswayo Apartments                                 Shinglehouse                           18
Parkview Apartments                               Brookway                               24
Rivercourt Apartments                             Tionesta                               18
Scottdale Plaza Apartments                        Scottdale                              22

Communities Managed as General Partner

                                                                                       # OF
COMMUNITY NAME                                    CITY                                APTS.

WESTERN PENNSYLVANIA
Erie, PA Area - continued
Seneca Woods Apartments                           Seneca                                 40
Sheffield Country Manor                           Sheffield                              24
Silver Maples Apartments                          Ulysses                                24
Summit Manor                                      Cresson                                24
Taylor Terrace                                    W. Pittsburgh                          30
Tionesta Manor                                    Tionesta                               36
Tower View Apartments                             Tower City                             25
Townview Apartments                               St. Mary's                             36
Tremont Station                                   Tremont                                24
Washington Street Apartments                      Conneautville                          30
Woodside Apartments                               Grove City                             32
Wright Village                                    Sandy Lake                             24

INDIANA
Dunedin Apartments                                South Bend                            168

NORTHERN/CENTRAL OHIO
Briggs/Wedgewood Apartments                       Columbus                              868
Cherrywood Apartments                             Toledo                                176
Sunset West Apartments                            Conneaut                               40
Villas of Geneva                                  Geneva                                 40

NEW JERSEY
Leland Gardens                                    Plainfield                            256

Total Communities Managed
     as General Partner                                                               7,710


Communities Fee Managed
COMMUNITY NAME                                    CITY                                 # of
                                                                                      APTS.
UPSTATE NEW YORK

Rochester, NY Area
Bernard Housing                                   Dansville                              32
Brown Square Village I                            Ontario                                60
Fight Village                                     Rochester                             246
Foster Block                                      Clifton Springs                        44
Hudson Housing                                    Rochester                              55
Pinehurst                                         Honeoye Falls                          68
St. Joseph's Apartments                           Elmira                                 66
Towpath Manor                                     Palmyra                                65
Towpath Manor II                                  Palmyra                                32

Syracuse, NY Area
Academy Court                                     Syracuse                               29
Courtyard at James                                Syracuse                               73
Moses DeWitt House                                Syracuse                               37
Nettleton Commons                                 Syracuse                               61
Seneca Garden Apartments                          Syracuse                               60

OTHER NEW YORK STATE AREAS

Albany, NY Area
Brookview Court                                   Schenectady                            82
Council Meadows                                   Burnt Hills                            25
English Village                                   Gansevoort                            111
Green Meadow Apts                                 Chester                                36
Hillcrest Village                                 Schenectady                           240
Watertown, NY Area
Bateman Hotel                                     Lowville                               24

WESTERN PENNSYLVANIA

Erie, PA Area
Arlington Manor                                   Greenville                             48
Brookville Apartments                             Brookville                             16
Buchanan Court                                    Warren                                 18
Rose Square                                       Connellsville                          11
Rose Terrace                                      Bradford                               32
Spring Street Apartments 1                        Corry                                  48
Spring Street Apartments 2                        Corry                                  28
Springboro Country Place                          Springboro                             24

BALTIMORE, MD
2400 Pennsylvania Avenue                          Washington                            103
2101 East Baltimore                               Baltimore                               5
Allenbee Garden Apartments                        Forestville                            36
Annapolis Roads Apartments                        Annapolis                             282
Chesapeake Bay Apartments                         Annapolis                             108
Elmwood Terrace                                   Frederick                             504
Green Ridge House                                 Greenbelt                             101
Hyattsville House                                 Hyattsville                            65
Old Friends                                       Baltimore                              51
Silver Hill Gardens                               Suitland                              324
Towne Crest Apartments                            Gaithersburg                          107

DETROIT, MI
Woodward Heights Apartments                       Royal Oak                             108

Total Communities Fee Managed                                                         3,465

     SUPPLEMENTAL PROPERTY INFORMATION

      At December 31, 1999, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 1999.

ITEM 3.    LEGAL PROCEEDINGS

      The Company is a party to certain legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

ITEM X.    EXECUTIVE OFFICERS AND KEY EMPLOYEES

      The following table sets forth the six executive officers and certain of the key employees of the Company, together with their respective ages (as of March 23, 2000), positions and offices.

      NAME               AGE   POSITION

Norman P. Leenhouts        64   Chairman, Co-Chief Executive Officer and
                                Director of Home Properties, Chairman and
                                Director of HP Management and Director of
                                Conifer Realty

Nelson B. Leenhouts        64   President, Co-Chief Executive Officer and Director of Home Properties, President, Chief
                                Executive Officer and Director of HP Management and Director and Vice President of Conifer
                                Realty.

Richard J. Crossed         60   Executive Vice President and Director of Home Properties and President, Chief Executive
                                Officer and Director of Conifer Realty

Amy L. Tait                41   Executive Vice President and Director of Home Properties and Director of HP Management

David P. Gardner           44   Vice President, Chief Financial Officer and Treasurer of Home Properties, Conifer Realty and
                                HP Management

Ann M. McCormick           44   Vice President, General Counsel and Secretary of Home Properties and HP Management and General
                                Counsel and Secretary of Conifer Realty

William E. Beach           53   Vice President, Commercial Property Management of Home Properties and HP Management

C. Terence Butwid          55   Vice President, Development of Home Properties, Executive Vice President of Conifer
                                Realty and Vice President of HP Management

Lavonne R. Childs          37   Vice President, Residential Property Management of             Home Properties

Scott A. Doyle             38   Vice President, Residential Property Management of             Home Properties


Kathleen M. Dunham         54   Vice President, Residential Property Management of
                                Home Properties and Conifer Realty

Douglas Erdman             41   Vice President, Residential Property Management of
                                Home Properties

Johanna A. Falk            35   Vice President, Information Systems of Home
                                Properties

John H. Fennessey          61   Vice President, Development of Home Properties, Conifer Realty and HP Management

Rhonda Finehout            49   Vice President, Residential Property Management of Home Properties and Conifer Realty

Timothy A. Florczak        44   Vice President, Residential Property Management of Home Properties and Conifer Realty

Christiana Foglio          38   Vice President, Development of Home Properties and Conifer Realty

Thomas L. Fountain         41   Vice President, Commercial Property Management of Home Properties, Conifer Realty and HP
                                Management

Timothy Fournier           39   Vice President, Development of Home Properties, Executive Vice President of Conifer Realty and
                                Vice President of HP Management

Gerald B. Korn             53   Vice President, Mortgage Finance of Home Properties

Laurie Leenhouts           43   Vice President, Residential Property Marketing of Home Properties and HP Management

Robert J. Luken            35   Vice President and Controller of Home Properties, Conifer Realty and HP Management

Paul O'Leary               48   Vice President, Acquisitions and Due Diligence of Home Properties

John Oster                 50   Vice President, Development of Home Properties, Conifer Realty and HP Management

James E. Quinn, Jr.        44   Vice President, Residential Property Management of Home Properties

Sharon Sanfratello         45   Vice President, Residential Property Management of Home Properties

John E. Smith              49   Vice President, Acquisitions of Home Properties

Eric Stevens               44   Vice President, Residential Property Management of Home Properties and Conifer Realty

Richard J. Struzzi         46   Vice President, Development of Home Properties and HP Management

Robert C. Tait             42   Vice President, Commercial Property Management of Home Properties and HP Management

Marilyn Thomas             49   Vice President, Residential Property Management of
                                Properties and Conifer Realty

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

      SCOTT A. DOYLE has served as Vice President of the Company since 1997.
      He joined Home Properties in 1996 as a Regional Property Manager.
      Mr. Doyle has been in property management for 17 years. Prior to joining Home Properties he worked with CMH Properties, Inc., Rivercrest Realty Associates and Arcadia Management Company. Mr. Doyle is a graduate of S.U.N.Y. at Plattsburgh, New York.

      KATHLEEN M. DUNHAM has served as Vice President of the Company and Conifer Realty since 1996. She joined Conifer in 1978 and was named Vice President in 1990. Ms. Dunham is a Certified Property Manager
      (CPM) as designated by the Institute of Real Estate Management.

      DOUGLAS ERDMAN has served as Vice President of the Company since 1999. Prior to joining Home Properties, he was President of Community Realty Company, Inc., a Washington D. C. based real estate firm providing commercial and multi-family property management, commercial leasing, brokerage, general contracting, and real estate development services. Mr. Erdman is a graduate of Towson University, is a Certified Property Manager (CPM) and holds real estate brokers licenses in Maryland, Virginia and Washington D. C. Mr. Erdman serves on the Multi-housing Council of the Urban Land Institute and on the Board of Directors of JFGH, an organization of group homes for disabled adults.

      JOHANNA A. FALK has served as a Vice President of the Company since
      1997. She joined the Company in 1995 as an investor relations specialist and is currently responsible for the Information Systems Department. Prior to joining the Company, Mrs. Falk was employed as a marketing manager at Bausch & Lomb Incorporated and Champion Products, Inc. and as a financial analyst at Kidder Peabody. She is a graduate of Cornell University and holds a Masters Degree in Business Administration from the Wharton School of The University of Pennsylvania.

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

      CHRISTIANA FOGLIO has served as a Vice President of the Company since 1999. Prior to joining Home Properties, Ms. Foglio served as President of Community Investment Strategies, an affordable housing developer in New Jersey. Ms Foglio served as the Executive Director of the New Jersey Housing and Mortgage Finance Agency as well as the Chair of the New Jersey Council on Affordable Housing. She received a Bachelor of
      Arts in Economics as well as a Masters Degree in City and Regional Planning from Rutgers University.

      THOMAS L. FOUNTAIN, JR. has served as a Vice President of the Company and Conifer Realty since 1996 and as a Vice President of HP Management since 1997. He joined Conifer in 1994 as the Director of Commercial Properties. Prior to joining Conifer, Mr. Fountain was the Leasing Manager for Faber Management Services, Inc. and Vice President of Asset Management for Realty Diversified Services,Inc. Mr. Fountain is a graduate of West Virginia University.

      TIMOTHY FOURNIER has served as Vice President of Home Properties and Executive Vice President of Conifer Realty since 1996. He has also been a Vice President of HP Management since 1998. He joined Conifer in 1986 as Vice President of Finance. Prior to joining Conifer, Mr. Fournier was an accountant at PricewaterhouseCoopers. Mr. Fournier is a graduate of New Hampshire College and is a Certified Public Accountant.

      GERALD B. KORN has served as a Vice President and been employed at the Company since 1998. From 1984 until 1998, he was employed by Rochester Community Savings Bank in various capacities, including as a Senior Vice President in charge of the bank's national commercial real estate portfolio. Prior to 1984, Mr. Korn was employed for 11 years as a FDIC Bank Examiner. Mr. Korn is a graduate of the Rochester Institute of Technology.

      LAURIE LEENHOUTS has served as a Vice President of the Company since its inception and has been a Vice President of HP Management since 1998. She joined Home Leasing in 1987 and has served as a Vice President since 1992. Ms. Leenhouts is a graduate of the University of Rochester.
      She is the daughter of Norman Leenhouts.

      ROBERT J. LUKEN has served as Controller of the Company since 1996 and as a Vice President since 1997. He has also served as a Vice President and Controller of Conifer Realty and HP Management since 1998. Prior to joining the Company, he was the Controller of Bell Corp. of Rochester and an Audit Supervisor for PricewaterhouseCoopers. Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant.

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

      JAMES E. QUINN, JR. has served as Vice President of the Company since 1998. He joined the Company in 1997 as the regional leader for the Philadelphia region. Prior to joining the Company, Mr. Quinn was Vice President of Mill Creek Realty Group. Mr. Quinn is a graduate of Drexel University.

      SHARON SANFRATELLO has served as a Vice President of the Company since 1998. She joined Home Properties in 1993 as a property manager.
      Mrs. Sanfratello has been in property management for 19 years. Prior to joining Home Properties, Mrs. Sanfratello worked for Beacon Residential.

      JOHN E. SMITH joined Home Properties as Vice President of Acquisitions in 1997. Prior to joining the Company, Mr. Smith was general manager for Direct Response Marketing, Inc. and Executive Vice President for The Equity Network, Inc. Mr. Smith was Director of Investment Properties at Hunt Commercial Real Estate for 20 years. He has been a Certified Commercial Investment Member (CCIM) since 1982, a New York State Certified Instructor and has taught commercial real estate courses in four states.

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

      MARILYN THOMAS has served as a Vice President of the Company since 1999. She joined the Company in 1998. Prior to joining Home Properties, Mrs. Thomas was a Vice President at Patterson-Erie Corporation for 15 years, working in the affordable housing, market rate apartment and development areas. Mrs. Thomas is a licensed Pennsylvania real estate broker and has been a Certified Property Manager since 1988.

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

                                     HIGH             LOW          DISTRIBUTION

         1998
         First Quarter             $28-1/16        $24-15/16           $.45
         Second Quarter             $27-7/8         $24-7/8            $.45
         Third Quarter             $27-3/16        $21-3/16            $.45
         Fourth Quarter            $26-15/16        $24-1/4            $.48
         1999
         First Quarter              $26-1/8        $22-15/16           $.48
         Second Quarter             $29-1/8         $22-1/4            $.48
         Third Quarter              $28-7/8        $26-1/16            $.48
         Fourth Quarter             $28-1/8        $24-13/16           $.53

      As of March 23, 2000, the Company had approximately 4,400 shareholders. It has historically paid distributions on a quarterly basis in the months of February, May, August and November. The Credit Agreement relating to the Company's $100 million line of credit provides that the Company may not pay any distribution if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of: (i) 90% of funds from operations and 110% of cash available for distribution; and (ii) the amounts required to maintain the Company's status as a REIT.

      Item 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data on a historical basis for the Company and the Original Properties and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K.

                                                                 1999            1998            1997           1996           1995
Revenues:
Rental Income                                                $217,591        $137,557         $64,002        $42,214        $31,705
Other Income                                                   16,872          11,686           5,695          3,456          2,596
TOTAL REVENUES                                                234,463         149,243          69,697         45,670         34,301
Expenses:
Operating and maintenance                                      95,200          63,136          31,317         21,859         15,911
General & administrative                                       10,696           6,685           2,255          1,482          1,200
Interest                                                       39,558          23,980          11,967          9,208          6,432
Depreciation & amortization                                    37,350          23,191          11,200          8,077          6,258
Loss on available-for-sale securities                           2,123               -               -              -              -
Non-recurring acquisition expense                               6,225               -               -              -              -
TOTAL EXPENSES                                                191,152         116,992          56,739         40,626         29,801
Income before gain (loss) on disposition of
  property, minority interest and extraordinary
  item                                                         43,311          32,251          12,958          5,044          4,500
Gain (loss) on disposition of property                            457               -           1,283              -              -
Income before minority interest and
  extraordinary item                                           43,768          32,251          11,675          5,044          4,500
Minority interest                                              17,390          12,603           4,248            897            455
Income before extraordinary item                               26,378          19,648           7,427          4,147          4,045
Extraordinary item, prepayment penalties,
   net of allocation to minority interest                        (96)           (960)         (1,037)              -        (1,249)
Net income before preferred dividends                          26,282          18,688           6,390          4,147          2,796
Preferred dividends                                           (1,153)               -               -              -              -
Net income available to common shareholders                   $25,129         $18,688          $6,390         $4,147         $2,796
Net income per common share:
   Basic                                                        $1.34           $1.34            $.86           $.74           $.52
   Diluted                                                      $1.34           $1.33            $.84           $.74           $.52
Cash dividends declared per
   common share                                                 $1.97           $1.83           $1.74          $1.69          $1.66
Balance Sheet Data:
Real estate, before accumulated depreciation               $1,480,753        $940,788        $525,128       $261,773       $198,203
Total assets                                                1,503,617       1,012,235         543,823        248,631        181,462
Total debt                                                    669,701         418,942         218,846        105,176         91,119
Stockholders' equity                                          497,123         361,956         151,432         83,030         75,780
Other Data:
Funds from Operations (1)                                     $89,132         $56,260         $24,345        $13,384        $11,025
Cash available for distribution (2)                           $78,707         $49,044         $21,142        $11,022         $9,348
Net cash provided by operating activities                     $90,571         $60,548         $27,285        $14,241         $9,811
Net cash used in investing activities                      ($190,937)      ($297,788)      ($102,460)      ($25,641)      ($21,348)
Net cash provided by financing activities                     $71,662        $266,877         $77,461        $12,111        $10,714
Weighted average number of shares outstanding:
    Basic                                                  18,697,731      13,898,221       7,415,888      5,601,027      5,408,474
    Diluted                                                18,800,907      14,022,329       7,558,167      5,633,004      5,408,474
Total communities owned at end of period*                         126              96              63             28             20
Total apartment units owned at end of period*                  33,807          23,680          14,048          7,176          5,650


*Excludes 256 units at Leland Gardens in New Jersey owned at December 31, 1998 in an affiliated entity in contemplation of rehabilitating under the Low Income Housing Tax Credit Program. In January, 1999, a 99% limited partnership interest was transferred to the ultimate tax credit partner.

(1) Management considers Funds from Operations to be an appropriate measure of the performance of an equity REIT. "Funds from Operations" is generally defined by NAREIT as net income (loss) before gains (losses) from the sale of property, extraordinary items, plus real estate depreciation, including adjustments for unconsolidated partnerships and joint ventures. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity. Funds from Operations does not actually represent the cash made available to investors in the periods presented.

     Funds from Operations is calculated as follows:

                                                              1999             1998             1997            1996           1995

Net income available to common
  shareholders                                             $25,129          $18,688           $6,390          $4,147         $2,796
Preferred dividends                                          1,153                -                -               -              -
Depreciation - real property*                               37,473           23,715           11,387           8,332          6,525
Non-recurring expense                                        6,225              294                -               -              -
Disposition of property                                      1,666                -            1,283               8              -
Minority interest                                           17,390           12,603            4,248             897            455
Extraordinary item (prepayment penalties)                       96              960            1,037               -          1,249
Funds from Operations                                      $89,132          $56,260          $24,345         $13,384        $11,025
Weighted average shares/units:
    Basic                                                 31,513.8         22,871.7         11,373.9         6,813.2        6,015.1
    Diluted                                               32,044.9         22,995.8         11,516.1         6,845.1        6,015.1

*Includes amounts passed through from unconsolidated investments.

The FFO presentation above may not be comparable to other similarly titled measures of FFO of other REITs.

Quarterly information on Funds from Operations for the two most recent years is as follows:

            1999                            1ST               2ND               3RD               4TH            TOTAL
Funds from
  Operations before
  minority interest                    $ 16,915          $ 19,627          $ 25,189         $  27,403         $ 89,132
Weighted Average
  Shares/Units:
    Basic                              27,810.1          28,530.2          34,485.9          35,116.1         31,513.8
    Diluted                            27,898.4          28,634.8          34,630.9          36,904.1         32,044.9


            1998                            1ST               2ND               3RD               4TH            TOTAL
Funds from
  Operations before
  minority interest                    $  9,181          $ 12,813          $ 16,380          $ 17,886         $ 56,260
Weighted Average
  Shares/Units:
    Basic                              17,303.6          21,312.3          25,603.7          27,129.4         22,871.7
    Diluted                            17,501.1          21,500.9          25,746.9          27,245.7         22,995.8


Item 6.   SELECTED FINANCIAL DATA NOTES
(CONTINUED)

(2) Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $375 ($350 for 1996-1997 and $300 for 1995) per apartment unit, $94 per manufactured home site and $.25 per square foot for the 35,000 square foot ancillary convenient shopping area at Wedgewood. It is the Company's policy to fund its investing activities and financing activities with the proceeds of its Line of Credit or new debt or by the issuance of additional Units in the Operating Partnership.

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

     The Company is engaged primarily in the ownership, management, acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of December 31, 1999, the Company operated 291 apartment communities with 44,982 apartments. Of this total, the Company owned 126 communities, consisting of 33,807 apartments, managed as general partner 125 partnerships that owned 7,710 apartments and fee managed 3,465 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

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

     RESULTS OF OPERATIONS

   COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

     The Company owned 62 communities with 14,048 apartment units throughout 1998 and 1999 where comparable operating results are available for the years presented (the "1999 Core Properties"). For the year ending December 31, 1999, the 1999 Core Properties showed an increase in rental revenues of 5.3% and a net operating income increase of 9.0% over the 1998 year-end period. Property level operating expenses increased 1.7%. Average economic occupancy for the 1999 Core Properties increased from 94.0% to 94.5%, with average monthly rental rates increasing 4.8% to $661.

     A summary of the 1999 Core Property net operating income is as follows:


                                                    1999                  1998          %CHANGE

Rent                                        $105,388,000          $100,048,000             5.3%
Property Other Income                          3,255,000             2,816,000            15.6%
Total Income                                 108,643,000           102,864,000             5.6%
Operating and Maintenance                   (48,653,000)          (47,840,000)           (1.7%)
Net Operating Income                         $59,990,000           $55,024,000             9.0%

     During 1999, the Company acquired a total of 10,127 apartment units in 30 newly acquired communities (the "1999 Acquisition Communities"). In addition, the Company experienced full year results for the 9,632 apartment units in 34 apartment communities (the "1998 Acquisition Communities") acquired during 1998. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1999.
     The 1998 Acquisition Communities exclude 256 units at Leland
     Gardens in New Jersey owned at December 31, 1998 in an affiliated entity in contemplation of rehabilitating under the Low Income Housing Tax Credit Program. In January, 1999, a 99% limited partnership interest was transferred to the ultimate tax credit partner.

     The Company also disposed of one property during 1999, a 35,000 square foot ancillary shopping center located adjacent to a multifamily community, which had partial results for 1999 (the "1999 Disposed Community").

     For the year ended December 31, 1999, operating income (income before loss on disposition of property, minority interest and extraordinary item) increased by $11,060,000 when compared to the year ended
     December 31, 1998. The increase was primarily attributable to the following factors: an increase in rental income of $80,034,000 and an increase in other income of $5,186,000. These changes were partially offset by an increase in operating and maintenance expense of $32,064,000, an increase in general and administrative expense of $4,011,000, an increase in interest expense of $15,578,000, an increase in depreciation and amortization of $14,159,000 and loss on available-for-sale securities and non-recurring acquisition expense totaling
     $8,348,000 not previously incurred.

     Of the $80,034,000 increase in rental income, $35,554,000 is attributable to the 1998 Acquisition Communities and $39,295,000 is attributable to the 1999 Acquisition Communities, offset in part by a $155,000 reduction attributable to the 1999 Disposed Community.
     The balance of $5,340,000 is a 5.3% increase from the 1999 Core Properties due primarily to an increase of 4.8% in weighted average rental rates, plus an increase in occupancy from 94.0% to 94.5%.

     Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, increased in 1999 by $3,264,000. Of this increase, $1,358,000 is attributable to the 1998 Acquisition Communities, $1,191,000 is attributable to the 1999 Acquisition Communities, $439,000 represents a 15.6% increase from the 1999
     Core Properties, offset in part by a $28,000 reduction attributable to the 1999 Disposed Community. In addition, $304,000 represents the increase in the net results for limited partnerships accounted for on the equity method.

     Interest and dividend income increased in 1999 by $1,990,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships, as well as increased levels of cash reserves invested. Dividend income of $714,000 and $147,000 in 1999 and 1998, respectively, from investments in marketable securities, are not expected to continue into 2000.

     Other income reflects the net contribution from management and development activities after allocating certain overhead and interest expense. The net contribution decreased by $68,000, or 2% from 1998 to 1999. Increased activities in government assisted housing contributed to an 11.5% annual increase in gross management and development fee revenues. These revenue gains were offset by increased outlays to expand the staff and carrying costs associated with land in inventory for future development.

     Of the $32,064,000 increase in operating and maintenance expenses, $16,302,000 is attributable to the 1998 Acquisition Communities, $14,980,000 is attributable to the 1999 Acquisition Communities and a reduction of $31,000 is attributable to the 1999 Disposed Community. The balance for the 1999 Core Properties, a $813,000 increase in operating expenses or 1.7%, is primarily a result of increases in utilities, real estate taxes, and snow removal costs.

     The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 1999 Core Properties was 44.8% and 46.5% for 1999 and 1998, respectively. This 1.7% reduction is a result of the 5.6% increase in total rental and property other income achieved through ongoing efforts to upgrade and reposition properties for maximum potential. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company's practice, typical in its markets, of including heating expenses in base rent. The exposure to swings in heating costs have been reduced as the number of units in the entire portfolio including heat in base rent has been reduced from 85% at December 31, 1998 to 70% at December 31, 1999.

     General and administrative expenses increased in 1999 by $4,011,000, or 60% from $6,685,000 in 1998 to $10,696,000 in 1999.  As the Company
     expands geographically, travel and lodging expenses have increased, along with expenses associated with new and expanding regional offices.
     In addition, personnel costs have increased to handle the growing owned portfolio, which increased in size by 41% as of December 31, 1999 compared
     to a year ago.   The percentage of G&A compared to total revenue was 4.6%
     for 1999 compared to 4.5% for 1998.

     Interest expense increased in 1999 by $15,578,000 as a result of the acquisition of the 1999 Acquisition Communities and full year interest expense for the 1998 Acquisition Communities. The 1998 Acquisition Communities, costing in excess of $376,000,000, were acquired with $81,000,000 of assumed debt in addition to the use of UPREIT Units.
     The 1999 Acquisition Communities, costing in excess of $480,000,000, were acquired with $203,000,000 of assumed debt, in addition to the use of UPREIT Units. Amortization relating to interest rate reduction agreements of $198,000 and $335,000 was included in interest expense during 1999 and 1998, respectively. In addition, amortization from deferred charges relating to the financing of properties totaling $516,000 and $457,000 was included in interest expense for 1999 and 1998, respectively. Finally, $294,000 of unamortized fees related to a standby loan facility, which allowed the Company to enter into a non-contingent contract for a 17 property portfolio acquisition, were written off during the third quarter of 1998, as the facility was only partially used and quickly repaid.

     During 1999, the Company disposed of a 35,000 square foot shopping center in Columbus, Ohio that was ancillary to an adjacent multifamily property formerly owned by the Company. The property was sold for approximately $1,000,000, resulting in a gain on disposition of $457,000. In addition, the Company liquidated its original $11.6 million investment in common stock of Associated Estates Realty Corporation (NYSE:AEC), recognizing a loss of $2,123,000. Finally, the Company reported a non-recurring acquisition expense of $6,225,000 during the third quarter of 1999.
     In conjunction with the acquisition of two large portfolios, this amount of the reported acquisition price was allocated (based on the contracts) to the purchase of the related management contracts. As the Company is self-managing the properties, these management contracts have no future value and the cost was expensed to operations in the current year.

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

     During 1998, the Company acquired a total of 9,632 apartment units in 34 newly acquired communities (the "1998 Acquisition Communities"). In addition, the Company experienced full year results for the 7,496 apartment units in 35 newly acquired apartment communities (the "1997 Acquisition Communities") acquired during 1997. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1998. The 1998 Acquisition Communities exclude 256 units at Leland Gardens in New Jersey owned at December 31, 1998 in an affiliated entity in contemplation of rehabilitating under the Low Income Housing Tax Credit Program. In January, 1999, a 99% limited partnership interest was transferred to the ultimate tax credit partner.

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

     Of the $73,555,000 increase in rental income, $38,127,000 is attributable to the 1997 Acquisition Communities and $37,316,000 is attributable to the 1998 Acquisition Communities, offset in part by a $2,933,000 reduction attributable to the 1997 Disposed Communities. The balance is a 2.3% increase from the 1998 Core Properties due primarily to an increase of 2.9% in weighted average rental rates, offset by a decrease in occupancy from 94.7% to 94.1%.

     Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, increased in 1998 by $1,392,000. Of this increase, $643,000 is attributable to the 1997 Acquisition Communities, $1,026,000 is attributable to the 1998 Acquisition Communities and $185,000 represents a 13.0% increase from the 1998 Core Properties. In addition, $452,000 represents the decrease in the net results for limited partnerships accounted for on the equity method.

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

     Of the $31,819,000 increase in operating and maintenance expenses, $18,469,000 is attributable to the 1997 Acquisition Communities, $15,236,000 is attributable to the 1998 Acquisition Communities and a reduction of $1,458,000 is attributable to the 1997 Disposed Communities. The balance for the 1998 Core Properties, a $428,000 reduction in operating expenses, is primarily due to lower gas rates and relatively mild winter weather. Core Property operating expenses, excluding utility expenses, increased approximately 2.0%.

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

     Interest expense increased in 1998 by $12,013,000 as a result of the acquisition of the 1998 Acquisition Communities and full year interest expense for the 1997 Acquisition Communities. The 1997 Acquisition Communities, costing in excess of $266,000,000, were acquired with $87,000,000 of assumed debt in addition to the use of UPREIT Units. The 1998 Acquisition Communities, costing in excess of $376,000,000, were acquired with $81,000,000 of assumed debt, in addition to the use of UPREIT Units. Amortization relating to interest rate reduction agreements of $335,000 was included in interest expense during 1998 and 1997. In addition, amortization from deferred charges relating to the financing of properties totaling $457,000 and $276,000 was included in interest expense for 1998 and 1997, respectively. Finally, $294,000 of unamortized fees related to a standby loan facility, which allowed the Company to enter into a non-contingent contract for a 17 property portfolio acquisition, were written off during the third quarter, as the facility was only partially used and quickly repaid.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity demands are expected to be distributions to the common and preferred stockholders and Operating Partnership unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayments. The Company may also engage in transactions whereby it acquires equity ownership in other public or private companies that own portfolios of apartment communities.

     The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and the line of credit. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

     To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit described below, it intends to satisfy such requirements through the issuance of UPREIT Units, proceeds from the Dividend Reinvestment Plan, property debt financing, or issuing additional common shares or shares of the Company's preferred stock. As of December 31, 1999, the Company owned thirty-two properties, with 6,233 apartment units, which were unencumbered by debt.

     In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $413.8 million of shares of common stock or other securities. The available balance on the shelf at December 31, 1998 was $333,650,000. There has been no activity on the shelf during 1999.

     On September 30, 1999, the Company completed the sale of $50 million of Series B Preferred stock in a private transaction with GE Capital. The Series B Preferred stock carries an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, non-call provision.

     On December 22, 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December, 1996 for $35 million) were converted to Series A Convertible Cumulative Preferred shares ("Series A Preferred") which retain the same material rights and preferences that were associated with the limited partnership interests. The conversion had no effect on reported results of operations and permits the Company to continue to use favorable tax depreciation methods.

     The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1999, 8,147 apartment units in four separate transactions were acquired for a total cost of $389,000,000, using UPREIT Units valued at approximately $149,000,000 with the balance paid in cash or assumed debt. During 1998, 4,512 apartment units in eight separate transactions were acquired for a total cost of $176,000,000, using UPREIT Units valued at approximately $71,000,000 with the balance paid in cash or assumed debt.

     In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. In 1998, the Company repurchased 59,600 shares at a cost of $1,437,000, reflecting a stock price which Company management felt was an attractive investment opportunity. During 1999, the Company repurchased an additional 125,300 shares at a cost of $2,974,000. Approval to repurchase 795,100 shares of common stock remains at December 31, 1999.

     In November, 1995, the Company established a Dividend Reinvestment Plan. The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock, typically purchased at discounts, which have varied between 2% and 3%. During 1998, over $72,000,000 of common stock was issued under this plan, with an additional $49,000,000 of common stock issued in 1999.

     As of December 31, 1999, the Company had an unsecured line of credit from M&T Bank of $100,000,000 with $50,800,000 outstanding. Borrowings under the facilities bear interest, at the Company's option, at either 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institution. The line of credit expires on September 4, 2000.

     As of December 31, 1999, the weighted average rate of interest on the Company's mortgage debt is 7.4% and the weighted average maturity of such indebtedness is approximately twelve years. Mortgage debt of $619 million was outstanding with 99% at fixed rates of interest with staggered maturities. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on results of operations and financial condition.

     The Company's net cash provided by operating activities increased from $60,548,000 for the year ended December 31, 1998 to $90,571,000 for the year ended December 31, 1999. The increase was principally due to the acquisition of the 1998 and 1999 Acquisition Communities.

     Net cash used in investing activities decreased from $297,788,000 in 1998 to $190,937,000 in 1999. The level of properties purchased increased in 1999 to $487 million from $383 million, while the amount of mortgages assumed and UPREIT units issued increased by $194 million, such that the net cash invested in properties decreased, accounting for most of the year over year decrease.

     The Company's net cash provided by financing activities decreased from $266,877,000 in 1998 to $71,662,000 in 1999. The major source of financing in 1999 was $99,130,000 of proceeds from sales of preferred and common stock and net debt proceeds of $46,857,000, both used to fund property acquisitions and additions. In 1998, proceeds from the sale of common stock and net debt proceeds totaling $316,045,000 were used to fund property acquisitions and additions.

     CAPITAL IMPROVEMENTS

     Total capital improvement expenditures increased from $42,896,000 in 1998 to $61,034,000 in 1999. Of the $61,034,000 in total expenditures, $5,742,000 is attributable to the 1999 Acquisition Communities and $24,870,000 is attributable to the 1998 Acquisition Communities. The balance of $30,422,000 is allocated between the 1999 Core Properties of $29,920,000 and $502,000 for corporate office expenditures.

     Recurring, non-revenue enhancing capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Funding for these capital replacements are provided by cash flows from operating activities. The Company estimates that during 1999, approximately $375 per unit was spent on capital replacements to maintain the condition of its properties.

     The schedule below summarizes the breakdown of capital improvements:

                                                                            Non-recurring
                                                        Recurring                 Revenue               Combined
                                                          Capital               Enhancing                Capital
                                                     Replacements                Upgrades           Improvements
1999 Core Properties                                   $5,262,000             $24,658,000            $29,920,000
1998 Acquisition Communities                            3,512,000              21,358,000             24,870,000
1999 Acquisition Communities                            1,648,000               4,094,000              5,742,000
Corporate office expenditures*                                N/A                     N/A                502,000
                                                      $10,422,000             $50,110,000            $61,034,000

          *No distinction is attempted between recurring or non-recurring expenditures for the corporate office.

     The $50,110,000 incurred to fund non-recurring, revenue enhancing upgrades included, among other items, the following: construction of ten new community centers; the installation of nearly 10,000 new windows and other energy conservation measures; and the modernization of over 3,300 kitchens. Management believes that these upgrades contributed significantly towards achieving 9.0% average growth in net operating income at the 1999 Core Properties. For the combined Acquisition Communities, substantial rehabilitations were incurred as part of management's acquisition and repositioning strategies. The pace of capital replacements was accelerated to improve the overall competitive condition of the properties. Funding for these capital improvements was provided by the line of credit and equity proceeds.

     During 2000, management expects that the communities will benefit further from improvements completed in 1999 and plans to continue to fund similar non-recurring, revenue enhancing upgrades in addition to normal capital replacements.

     IMPACT OF THE YEAR-2000 ON SYSTEM PROCESSING

     The year 2000 ("Y2K") problem concerned the inability of information systems to property recognize and process date-sensitive information beyond January 1, 2000. As a result, the Y2K problem could have affected any system that uses date data, including mainframes, PCs, and embedded microprocessors that control security systems, call-processing systems, building climate systems, elevators, office equipment and even fire alarms.

     Since January 1, 2000, the Company has not experienced any disruption to its business operations as a result of Y2K compliance problems. One software application displayed the wrong date in a non-critical field. The date display is purely cosmetic and an updated version will be installed during the first quarter of 2000.

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

     Recognizing that the mission critical systems rely heavily on public service vendors, the Company's focus was on business critical systems under the assumption that market forces and regulatory agencies would encourage and monitor the compliance of the telecommunications, utilities and emergency service industries. The Company set up systems to monitor the progress of mission critical service providers and developed contingency plans to minimize the possibility that the Y2K problem would disrupt the lives of its residents, commercial tenants and employees.

     The Company relies exclusively on micro computers (PC's). PC's exist in the corporate office, regional offices and at the communities. The Company completed its review and modification of corporate, regional and community office systems towards Y2K compliance in November, 1999. The Company had one and one-half full-time employees dedicated to upgrading regional offices and community based systems. Additional information systems employees assisted as needed.

     Throughout 2000, the Company plans to periodically match its systems' inventory against hardware and software component manufacturer upgrade releases to assure that its systems have the most current Y2K upgrades (including any properties acquired).

     To insure delivery of goods and services (i.e., building and elevator access, security systems, HVAC, life safety, etc.) to the Company's communities and without interruption, the Company mailed surveys to all critical suppliers in July, 1999. All critical suppliers indicated their expected compliance.

     COSTS

     The cost of the Company's Y2K activities, which was budgeted at $675,000 totaled approximately $700,000.

     ENVIRONMENTAL ISSUES

     Phase I environmental audits have been completed on substantially all of the Owned Properties. There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Company is not aware of any pronouncements which would have a material adverse effect on the Company's liquidity, financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     Directors

     The Board of Directors (the "Board") currently consists of twelve members. The terms for all of the directors of Home Properties expire at the 2000 Shareholders' Meeting.

     The information sets forth, as of March 23, 2000, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

                                                     Year First
Name of Director                      Age         Elected Director

Burton S. August, Sr.                 84                1994
William Balderston, III               72                1994
Richard J. Crossed                    60                1996
Alan L. Gosule                        59                1996
Leonard F. Helbig, III                54                1994
Roger W. Kober                        66                1994
Nelson B. Leenhouts                   64                1993
Norman Leenhouts                      64                1993
Albert H. Small                       74                1999
Clifford W. Smith, Jr.                53                1994
Paul L. Smith                         64                1994
Amy L. Tait                           41                1993

     BURTON S. AUGUST, SR. has been a director of the Company since August, 1994. Mr. August is currently a director of Monro Muffler Brake, Inc., a publicly traded company where Mr. August served as Vice President from 1969 until he retired in 1980. Mr. August is Honorary Vice Chairman of the Board of Trustees of Rochester Institute of Technology, on the Board of Directors of Park Ridge Health Systems and Hillside Children's Center Foundation, on the cabinet of the Al Sigl Center and on the Finance Committee of the United Way of Greater Rochester.

     WILLIAM BALDERSTON, III has been a director of the Company since August, 1994. From 1991 to the end of 1992, he was an Executive Vice President of The Chase Manhattan Bank, N.A. From 1986 to 1991, he was President and Chief Executive Officer of Chase Lincoln First Bank, N.A., which was merged into The Chase Manhattan Bank, N.A. He is a Trustee of the University of Rochester and a member of the Board of Governors of the University of Rochester Medical Center. Mr. Balderston is also a Trustee of the Genesee Country Village Museum, as well as a member of the Board of the Genesee Valley Conservancy. Mr. Balderston is a graduate of Dartmouth College.

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

     ALAN L. GOSULE, has been a director of the Company since December, 1996. Mr. Gosule has been a partner in the law firm of Clifford Chance Rogers
     & Wells LLP, New York, New York, since August, 1991 and prior to that time was a partner in the law firm of Gaston & Snow. He serves as Chairman of the Clifford Chance Rogers & Wells LLP Tax Department and Real Estate Securities practice group. Mr. Gosule is a graduate of Boston University and its Law School and received a LL.M. from Georgetown University. Mr. Gosule also serves on the Boards of Directors of 32 funds of the Pilgrim Capital Corporation, the Simpson Housing Limited Partnership, F.L. Putnam Investment Management Company, CORE Cap, Inc. and Colonnade Partners. Clifford Chance Rogers & Wells LLP acted as counsel to Coopers & Lybrand, LLP in its capacity as advisor to the State Treasurer of the State of Michigan in connection with its investment of retirement funds in the Operating Partnership and Mr. Gosule was the nominee of the State Treasurer under the terms of the investment agreements relating to the transaction.

     LEONARD F. HELBIG, III has been a director of the Company since August, 1994. Since 1999 Mr. Helbig has served as President, Financial Services for Cushman & Wakefield. Prior to that, Mr. Helbig was the Executive Managing Director of the Asset Services and Financial Services Groups since 1984. He joined Cushman & Wakefield in 1980 and is also a member of that firm's Board of Directors and Executive Committee. Mr. Helbig is a member of the Urban Land Institute, the Pension Real Estate Association and the International Council of Shopping Centers. Mr. Helbig is a graduate of LaSalle University and holds the MAI designation of the American Institute of Real Estate Appraisers.

     ROGER W. KOBER has been a director of the Company since August, 1994. Mr. Kober is currently a director of RGS Energy Corporation and its wholly owned subsidiary, Rochester Gas and Electric Corporation. He was employed by Rochester Gas and Electric Corporation from 1965 until his retirement on January 1, 1998. From March, 1996 until January 1, 1998 Mr. Kober served as Chairman and Chief Executive Officer of Rochester Gas and Electric Corporation. He is also a member of the Board of Trustees of Rochester Institute of Technology. Mr. Kober is a graduate of Clarkson College and holds a Masters Degree in Engineering from Rochester Institute of Technology.

     NELSON B. LEENHOUTS has served as President, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as President and Chief Executive Officer of HP Management since its formation and has been a director of Conifer Realty since its formation. He has been a Vice President of Conifer Realty since 1998. Nelson Leenhouts was the founder, and a co-owner, together with Norman
     Leenhouts, of Home Leasing, and served as President of Home Leasing from 1967. He is a director of Hauser Corporation and a member of the Board of Directors of the National Multi Housing Council. Nelson Leenhouts is a graduate of the University of Rochester. He is the twin brother of Norman Leenhouts.

     NORMAN P. LEENHOUTS has served as Chairman of the Board of Directors, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as Chairman of the Board of HP Management and as a director of Conifer Realty since their formation. Norman Leenhouts is a co-owner, together with Nelson Leenhouts, of Home Leasing and served as Chairman of Home Leasing from 1971. He is a director of Hauser Corporation and Rochester Downtown Development Corporation and is a member of the Board of Trustees of Roberts Wesleyan College. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

     ALBERT H. SMALL has been a director of the Company since July, 1999. Mr. Small, who has been active in the construction industry for 50 years, is President of Southern Engineering Corporation. Mr. Small is a member of the Urban Land Institute, National Association of Home Builders and currently serves on the Board of Directors of the National Symphony Orchestra, National Advisory Board Music Associates of Aspen, Department of State Diplomatic Rooms Endowment Fund, James Madison Council of the Library of Congress, Tudor Place Foundation, The Life Guard of Mount Vernon, Historical Society of Washington, DC and the National Archives Foundation. Mr. Small is a graduate of the University of Virginia. In connection with the acquisition of a portfolio of properties located in the suburban markets surrounding Washington, D.C., Mr. Small and others received approximately 4,086,000 of operating partnership units in Home Properties of New York, L.P. Mr. Small is the nominee of the former owners of that portfolio under the terms of the acquisition documents.

     CLIFFORD W. SMITH, JR. has been a director of the Company since August, 1994. Mr. Smith is the Epstein Professor of Finance of the William E. Simon Graduate School of Business Administration of the University of Rochester, where he has been on the faculty since 1974. He has written numerous books and articles on a variety of financial, capital markets and risk management topics and has held editorial positions for a variety of journals. Mr. Smith is a graduate of Emory University and has a PhD from the University of North Carolina at Chapel Hill.

     PAUL L. SMITH has been a director of the Company since August, 1994.
     Mr. Smith was a director, Senior Vice President and the Chief Financial Officer of the Eastman Kodak Company from 1983 until he retired in 1993. He is currently a director of Performance Technologies, Inc. and
     Canandaigua Brands, Inc.   He is also a member of the Board of Trustees
     of the George Eastman House and Ohio Wesleyan University. Mr. Smith is a graduate of Ohio Wesleyan University and holds an MBA Degree in finance from Northwestern University.

     AMY L. TAIT has served as Executive Vice President and a director of the Company since its inception in 1993. She has also served as a director of HP Management since its formation. Mrs. Tait joined Home Leasing in 1983 and has had several positions, including Senior and Executive Vice President and Chief Operating Officer. She currently serves on the M & T Bank Advisory Board and the boards of the United Way of Rochester, Geva Theatre and The Commission Project. Mrs. Tait is also a member of the Board of Directors of the National Multi Housing Council. Mrs. Tait is a graduate of Princeton University and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester. She is the daughter of Norman Leenhouts.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were
     satisfied with the following exceptions.   Director Roger Kober filed
     his statement of beneficial ownership on Form 4 reporting a May, 1999 exercise of stock options subsequent to the due date for such filing. The State of Michigan Retirement Systems, the holder of in excess of 10% of a registered class of the Company's equity securities filed its required Form 4 subsequent to the due date for such filing.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 2, 2000 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 2, 2000 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 2, 2000 under "Certain Relationships and Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  1 and 2.  Financial Statements and Schedules

           The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.


             HOME PROPERTIES OF NEW YORK, INC.

             CONSOLIDATED FINANCIAL STATEMENTS

                                                 PAGE

Report of Independent Accountants                 F-2

Consolidated Balance Sheets
  as of December 31, 1999 and 1998                F-3

Consolidated Statements of Operations
 for the Years Ended December 31, 1999, 1998 and
 1997                                             F-4

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1999, 1998 and
1997                                              F-5

Consolidated Statements of Comprehensive Income
  for the Years Ended December 31, 1999, 1998 and
1997                                              F-6

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1999, 1998 and
1997                                              F-7

Notes to Consolidated Financial Statements        F-8

Report of Independent Accountants on Financial
  Statement Schedule                              F-28

Schedule III:
  Real Estate and Accumulated Depreciation        F-29


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

2.16 Agreement among Home Properties of New York, L.P. and Erie Partners, L.L.C. relating to Woodgate Place Apartments, together with Amendment No. 1.

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

2.28 Form of Purchase and Sale Agreement relating to the Kaplan Portfolio with schedule setting forth material details in which documents differ from form.

2.29 Form of Contribution Agreement relating to the CRC Portfolio with schedule setting forth material details in which documents differ from form.

2.30 Form of Contribution Agreement relating to the Mid-Atlantic Portfolio with Schedule setting forth material details in which documents differ from form.

2.31 Contribution Agreement among Home Properties of New York, L.P., Leonard Klorfine, Ridley Brook Associates and Greenacres Associates.

2.32 Purchase and Sale Agreement among Home Properties of New York, L.P. and Chicago Colony Apartments Associates.

3.1 Articles of Amendment and Restatement of the Articles of Incorporation of Home Properties of New York, Inc.

3.2 Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.

3.3 Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.

3.4 Amended and Restated Articles Supplementary of Series A Senior Convertible Preferred Stock of Home Properties of New York, Inc.

3.5 Series B Convertible Preferred Stock Articles Supplementary of Home Properties of New York, Inc.

3.6 Amended and Restated By-Laws of Home Properties of New York, Inc. (Revised 12/30/96).

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

4.12 Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

4.13  Amendment No. Three to Amended and Restated Dividend Reinvestment,
      Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

4.14  Directors' Stock Grant Plan.

4.15  Director, Officer and Employee Stock Purchase and Loan Program.

4.16 Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan.

4.17  Home Properties of New York, Inc. Deferred Bonus Plan.

4.18 Fourth Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan.

4.19  Directors Deferred Compensation Plan.

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

10.22 Indemnification and Pledge Agreement between Home Properties of New York, L.P. and Conifer Realty, Inc., Conifer Development, Inc., Richard J. Crossed, Peter J. Obourn and John H. Fennessey.

10.23 Form of Term Promissory Note payable to Home Properties of New York, Inc. by officers and directors in association with the Executive and Director Stock Purchase and Loan Program.

10.24 Form of Pledge Security Agreement executed by officers and directors in connection with Executive and Director Stock Purchase and Loan Program.

10.25 Schedule of Participants, loan amounts and shares issued in connection with the Executive and Director Stock Purchase and Loan Program.

10.26 Subordination Agreement between Home Properties of New York, Inc. and The Chase Manhattan Bank relating to the Executive and Director Stock Purchase and Loan Program.

10.27 Partnership Interest Purchase Agreement, dated as of December 23, 1996 among Home Properties of New York, Inc., Home Properties of New York, L.P. and State of Michigan Retirement Systems.

10.28 Registration Rights Agreement, dated as of December 23, 1996 between Home Properties of New York, Inc. and State of Michigan Retirement Systems.

10.29 Lock-Up Agreement, dated December 23, 1996 between Home Properties of New York, Inc. and State of Michigan Retirement Systems.

10.30 Agreement, dated as of April 13, 1998, between Home Properties of New York, Inc. and the Treasurer of the State of Michigan.

10.31 Amendment No. Nine to the Second Amended and Restated Agreement of Limited Partnership to the Operating Partnership.

10.32 Master Credit Facility Agreement by and among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp., dated as of August 28, 1998.

10.33 First Amendment to Master Credit Facility Agreement, dated as of December 11, 1998 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae.

10.34 Second Amendment to Master Credit Facility Agreement, dated as of August 30, 1999 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae.

10.35 Amendments No. Ten through Seventeen to the Second Amended and Restated Limited Partnership Agreement.

10.36 Amendments No. Eighteen through Twenty-Five to the Second Amended and Restated Limited Partnership Agreement.

10.37 Credit Agreement, dated 8/23/99 between Home Properties of New York, L.P., the Lenders Party hereto and Manufacturers and Traders Trust Company, as Administrative Agent.

10.38 Amendment No. Twenty-Seven to the Second Amended and Restated Limited Partnership Agreement.

10.39 Amendments Nos. Twenty-Six, Twenty-Eight through Thirty to the Second Amended and Restated Limited Partnership Agreement.

10.40 Registration Rights Agreement between Home Properties of New York, Inc. and GE Capital Equity Investments, Inc., dated September 29, 1999.

10.41 Amendment to Partnership Interest Purchase Agreement and Exchange
      Agreement.

10.42 2000 Stock Benefit Plan.

11    Computation of Per Share Earnings Schedule.

21    List of Subsidiaries of  Home Properties of New York, Inc.

23    Consent of PricewaterhouseCoopers LLP.

27    Financial Data Schedule

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


SIGNATURE                      TITLE                            DATE

/S/ NORMAN P. LEENHOUTS       Director, Chairman of the      March 23, 2000
Norman P. Leenhouts           Board of Directors
                              and
                              Co-Chief Executive
                              Officer (Co-Principal
                              Executive Officer)

/S/ NELSON B. LEENHOUTS       Director, President            March 23, 2000
Nelson B. Leenhouts           and Co-Chief
                              Executive
                              Officer (Co-Principal
                              Executive Officer)


/S/ RICHARD J. CROSSED        Director, Executive Vice       March 23, 2000
Richard J. Crossed            President


/S/ AMY L. TAIT               Director, Executive Vice       March 23, 2000
Amy L. Tait                   President


/S/ DAVID P. GARDNER          Vice President, Chief          March 23, 2000
David P. Gardner              Financial Officer and
                              Treasurer
                              (Principal Financial and
                              Accounting Officer)


/S/ BURTON S. AUGUST, SR      Director                       March 23, 2000
Burton S. August, Sr.


/S/ WILLIAM BALDERSTON, III   Director                       March 23, 2000
William Balderston, III


/S/ ALAN L. GOSULE            Director                       March 23, 2000
Alan L. Gosule


/S/ LEONARD F. HELBIG, III    Director                       March 23, 2000
Leonard F. Helbig, III


/S/ ROGER W. KOBER            Director                       March 23, 2000
Roger W. Kober


/S/ ALBERT H. SMALL           Director                       March 23, 2000
Albert H. Small


/S/ CLIFFORD W. SMITH, JR.    Director                       March 23, 2000
Clifford W. Smith, Jr.


/S/ PAUL L. SMITH             Director                       March 23, 2000
Paul L. Smith

        HOME PROPERTIES OF NEW YORK, INC.

   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
               STATEMENT SCHEDULE

                                                           PAGE

Report of Independent Accountants                          F-2

Consolidated Balance Sheets
  as of December 31, 1999 and 1998                         F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1999, 1998 and 1997     F-4

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1999, 1998 and 1997     F-5

Consolidated Statements of Comprehensive Income
  for the Years Ended December 31, 1999, 1998 and 1997     F-6

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1999, 1998 and 1997      F-7

Notes to Consolidated Financial Statements                 F-8

Report of Independent Accountants on
 Financial Statement Schedule                              F-28

Schedule III:
  Real Estate and Accumulated Depreciation                 F-29

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Home Properties of New York, Inc.


In our opinion, the accompanying consolidated financial statements listed in item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of Home Properties of New York, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Rochester, New York
January 31, 2000, except for Note 17, as to which the date is March 15, 2000.

        HOME PROPERTIES OF NEW YORK, INC.

           CONSOLIDATED BALANCE SHEETS
           DECEMBER 31, 1999 and 1998
 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             1999                     1998
ASSETS
Real estate:
  Land                                                                   $194,468                 $119,221
  Buildings, improvements and equipment                                 1,286,285                  821,567
                                                                        1,480,753                  940,788
  Less:  accumulated depreciation                                      (  101,904)               (  65,627)
     Real estate, net                                                   1,378,849                  875,161
Cash and cash equivalents                                                   4,742                   33,446
Cash in escrows                                                            28,281                   17,431
Accounts receivable                                                         6,842                    6,269
Prepaid expenses                                                            9,423                    6,155
Deposits                                                                      897                      175
Investment in and advances to affiliates                                   63,450                   54,229
Deferred charges                                                            2,610                    2,749
Other assets                                                                8,523                   16,620
     Total assets                                                      $1,503,617               $1,012,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                   $618,901                 $418,942
Line of Credit                                                             50,800                        -
Accounts payable                                                           11,765                    8,300
Accrued interest payable                                                    3,839                    1,962
Accrued expenses and other liabilities                                      6,391                    4,962
Security deposits                                                          14,918                   11,404
     Total liabilities                                                    706,614                  445,570
Minority interest                                                         299,880                  204,709
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized:
    9.0% Series A convertible cumulative preferred stock,
      liquidation preference of $21.00 per share; 1,666,667
      shares issued and outstanding                                        35,000                        -
    8.36% Series B convertible cumulative preferred stock,
      liquidation preference of $25.00 per share; 2,000,000 shares
      issued and outstanding                                               50,000                        -
   Common stock, $.01 par value; 80,000,000
     shares authorized; 19,598,464 and 17,635,000 shares
     issued and outstanding at December 31, 1999 and
     1998, respectively                                                       196                      177
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                        -                        -
   Additional paid-in capital                                             460,078                  401,814
   Distributions in excess of accumulated earnings                      (  38,294)               (  26,622)
   Unrealized loss on available-for-sale securities                             -               (   1,607)
   Treasury stock, at cost, 0 and 79,600 shares at December
    31, 1999 and 1998, respectively                                             -               (   1,863)
   Officer and director notes for stock purchases                       (   9,857)               (   9,943)
     Total stockholders' equity                                           497,123                  361,956
     Total liabilities and stockholders' equity                        $1,503,617               $1,012,235

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

      HOME PROPERTIES OF NEW YORK, INC.

    CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  1999                   1998                   1997
Revenues:
  Rental income                                               $217,591               $137,557                $64,002
  Property other income                                          6,878                  3,614                  2,222
  Interest and dividend income                                   7,092                  5,102                  2,196
  Other income                                                   2,902                  2,970                  1,277
     Total Revenues                                            234,463                149,243                 69,697
Expenses:
  Operating and maintenance                                     95,200                 63,136                 31,317
  General and administrative                                    10,696                  6,685                  2,255
  Interest                                                      39,558                 23,980                 11,967
  Depreciation and amortization                                 37,350                 23,191                 11,200
  Loss on available-for-sale securities                          2,123                      -                      -
  Non-recurring acquisition expense                              6,225                      -                      -
      Total Expenses                                           191,152                116,992                 56,739
Income before gain (loss) on disposition of
  property, minority interest and
  extraordinary item                                            43,311                 32,251                 12,958
Gain (loss) on disposition of property                             457                      -               (  1,283)
Income before minority interest and
  extraordinary item                                            43,768                 32,251                 11,675
Minority interest                                               17,390                12,603                   4,248
Income before extraordinary item                                26,378                 19,648                  7,427
Extraordinary item, prepayment
  penalties, net of $78 in 1999, $595 in 1998 and
  $737 in 1997 allocated to minority interest                      (96)                  (960)                (1,037)
Net income before preferred dividends                           26,282                 18,688                  6,390
Preferred dividends                                             (1,153)                      -                      -
Net income available to common shareholders                    $25,129                $18,688                 $6,390
Basic earnings per share data:
  Income before extraordinary item                             $  1.35               $   1.41               $   1.00
  Extraordinary item                                          ($   .01)              ($    .07)             ($    .14)
  Net income available to common shareholders                  $  1.34               $   1.34               $    .86
Diluted earnings per share data:
  Income before extraordinary item                             $  1.35                $  1.40               $    .98
  Extraordinary item                                          ($   .01)              ($   .07)             ($    .14)
  Net income available to common shareholders                  $  1.34               $   1.33               $    .84
Weighted average number of shares outstanding:
  Basic                                                     18,697,731             13,898,221              7,415,888
  Diluted                                                   18,800,907             14,022,329              7,558,167

The accompanying notes are an integral part of these consolidated financial statements.

      HOME PROPERTIES OF NEW YORK, INC.

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                           Officer/
                                              Preferred                              Distributions                         Director
                                               Stock at     Common Stock  Additional  in Excess of   Accumulated             Notes
                                            Liquidation     -------------    Paid-In   Accumulated Comprehensive Treasury for Stock
                                             Preference     Shares Amount    Capital      Earnings        Income    Stock  Purchase


Balance, January 1, 1997                   $  -          6,144,498    $61    $98,092     ($13,062)       $  -        $  -   ($2,061)
Issuance of common stock, net                            3,148,750     31     77,087                                        ( 2,272)
Interest on notes for stock
  Purchase                                                                                                                  (   223)
Net income                                                                                   6,390
Conversion of UPREIT Units
  for  stock                                                44,308      1        842
Purchase of treasury stock                                 (20,000)                                                (  426)
Dividends paid ($1.74 per share)                                                           (13,028)

Balance, December 31, 1997                    -          9,317,556     93    176,021       (19,700)          -     (  426)  ( 4,556)
Issuance of common stock, net                            8,301,072     83    205,483                                        ( 5,236)
Interest on notes for stock
 Purchase                                                                                                                   (   151)
Net income                                                                                  18,688
Unrealized loss on
  available-for-sale securities                                                                          (1,607)
Conversion of UPREIT Units for
  Stock                                                     75,972      1        800
Purchase of treasury stock                                 (59,600)                                               (1,437)
Adjustment of minority interest                                               19,510
Dividends paid ($1.83 per share)                                                           (25,610)

Balance, December 31, 1998                    -         17,635,000    177    401,814       (26,622)      (1,607)  (1,863)   ( 9,943)
Issuance of common stock, net                            2,025,288     20     50,290
Issuance of 2,000,000 shares Series B
   Preferred stock, net                  50,000                               (1,267)
Conversion of partnership interest for
   1,666,667 shares of Series A Preferred
    stock                                35,000                                  448
Payments on notes for stock purchase                                                                                            226
Interest on notes for stock purchase                                                                                           (140)
Net income                                                                                  26,282
Change in unrealized loss on available-
for-sale securities                                                                                       1,607
Conversion of UPREIT Units for stock                        63,476      1      1,322
Purchase and retirement of treasury stock                 (125,300)    (2)    (4,835)                                1,863
Adjustment of minority interest                                               12,306
Preferred dividends                                                                       (  1,057)
Dividends paid ($1.97 per share)                                                          ( 36,897)

Balance, December 31, 1999              $85,000         19,598,464   $196   $460,078      ($38,294)            -         -  ($9,857)

The accompanying notes are an integral part of these consolidated financial statements.

      HOME PROPERTIES OF NEW YORK, INC.

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
               (IN THOUSANDS)


                                             1999              1998             1997

Net income available to common             $25,129           $18,688           $6,390
shareholders
Comprehensive income:
 Change in unrealized loss on available-
for-sale securities                          1,607            (1,607)               -

Net comprehensive income                   $26,736            $17,081          $6,390


The accompanying notes are an integral part of these consolidated financial statements.

        HOME PROPERTIES OF NEW YORK, INC.

      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND
                      1997
                 (IN THOUSANDS)

                                                         1999              1998              1997
Cash flows from operating activities:
  Net income before preferred dividends               $26,282           $18,688           $  6,390
  Adjustments to reconcile net income before
preferred
     dividends to net cash provided by operating
activities:
     Equity in income of affiliates                  (    156)              146       (       285)
     Income allocated to minority interest             17,390            12,603             4,248
     Extraordinary item allocated to minority        (     78)        (     595)      (       737)
interest
     Depreciation and amortization                     38,066            24,405            11,938
     Unrealized loss on available-for-sale securities       -             1,607                 -
     Loss on available-for-sale securities              2,123                 -                 -
    (Gain) Loss on disposition of property           (    457)                -             1,283
     Changes in assets and liabilities:
        Other assets                                   (2,884)         (  6,236)       (    4,555)
        Accounts payable and accrued liabilities       10,285             9,930             9,003
      Total adjustments                                64,289            41,860            20,895
      Net cash provided by operating activities        90,571            60,548            27,285
Cash flows used in investing activities:
   Purchase of properties and other assets, net of
mortgage                                             (130,789)         (225,490)        (  71,876)
    notes assumed and UPREIT Units issued
   Additions to properties                          (  61,034)        (  42,896)        (  15,962)
   Deposits on property                             (     722)              430         (     605)
   Advances to affiliates                           (  48,888)        (  54,105)        (  41,121)
   Payments on advances to affiliates                  39,871            35,922            13,791
   Proceeds from sale of properties                     1,099                 -            13,313
   Sale (Purchase) of available-for-sale securities     9,526         (  11,649)                -
      Net cash used in investing activities         (190,937)          (297,788)         (102,460)
Cash flows from financing activities:
   Proceeds from sale of preferred stock, net          48,733                 -                 -
   Proceeds from sale of common stock, net             50,397           200,179            74,625
   Purchase of treasury stock                       (   2,974)       (    1,437)      (       426)
   Proceeds from mortgage notes payable                32,978           187,481            72,175
   Payments of mortgage notes payable                ( 36,345)        (  60,536)        (  54,388)
   Proceeds from line of credit                       104,700           156,800           153,650
   Payments on line of credit                        ( 53,900)         (165,550)         (144,900)
   Additions to deferred loan costs                (      576)       (    2,329)      (       762)
   Additions to cash escrows, net                    ( 10,850)       (    7,220)       (    4,574)
   Dividends and distributions paid                  ( 60,501)        (  40,511)        (  17,939)
      Net cash provided by financing activities        71,662           266,877            77,461
Net increase (decrease) in cash and cash equivalents ( 28,704)           29,637             2,286
Cash and cash equivalents:
   Beginning of year                                   33,446             3,809             1,523
   End of year                                      $   4,742           $33,446          $  3,809

 The accompanying notes are an integral part of these consolidated financial statements.

        HOME PROPERTIES OF NEW YORK, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 1   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     Home Properties of New York, Inc. (the "Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a
     New York limited partnership. As of December 31, 1999, the Company operated 291 apartment communities with 44,982 apartments. Of this total, the Company owned 126 communities, consisting of 33,807 apartments, managed as general partner 125 partnerships that owned 7,710 apartments and fee managed 3,465 apartments for affiliates and third parties. The Company also fee managed 1.7 million square feet of office and retail properties.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its 62.4% (64.0% at December 31, 1998) partnership interest in the Operating Partnership. The remaining 37.6% (36.0% at December 31, 1998) is reflected as Minority Interest in these consolidated financial statements. Investments in which the Company does not have control are presented on the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE

     Real estate is recorded at the lower of cost or net realizable value. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. When retired or otherwise disposed of, the related cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. There was $263, $189 and $0 of interest capitalized in 1999, 1998 and 1997, respectively. Ordinary repairs and maintenance are expensed as incurred.

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

          HOME PROPERTIES OF NEW YORK, INC.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEPRECIATION

     Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment - 5-40 years; and tenant improvements - life of related lease. Depreciation expense charged to operations was $37,176, $23,067 and $11,104 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     DEFERRED CHARGES

     Costs relating to the financing of properties and interest rate reduction agreements are deferred and amortized over the life of the related agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs. The range of the terms of the agreements are from 1-23 years. Accumulated amortization was $1,165, $2,592 and $1,791 as of December 31, 1999,
     1998 and 1997, respectively.

     AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities were recorded at fair market value based upon quoted prices, with the unrealized gain (loss) recorded as a component of stockholders' equity.

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

     ADVERTISING

     Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $3,966, $2,891 and $1,291 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The Operating Partnership earns development and other fee income from properties in the development phase. This fee income is recognized on the percentage of completion method.

     INCOME TAXES

     The Company has elected to be taxed as a real estate investment trust
     ( " REIT " ) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 1999, 1998 and 1997. Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.

     EARNINGS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and the conversion of any cumulative convertible preferred stock. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

        HOME PROPERTIES OF NEW YORK, INC.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE (CONTINUED)

     Income before extraordinary item, extraordinary item and net income available to common shareholders are the same for both the basic and diluted calculation. The reconciliation of the basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                   1999                1998               1997

Net Income before preferred dividends           $26,282             $18,688             $6,390
Less: Preferred dividends                        (1,153)                  -                  -
Net income available to common shareholders     $25,129             $18,688             $6,390

Basic weighted average number of
shares outstanding                           18,697,731          13,898,221          7,415,888
Effect of dilutive stock options                103,176             124,108            142,279
Diluted weighted average number of
  shares outstanding                         18,800,907          14,022,329          7,558,167

Basic earnings per share                          $1.34               $1.34              $0.86
Diluted earnings per share                        $1.34               $1.33              $0.84


               Unexercised stock options to purchase 713,600, 138,500, 116,500 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 1999, 1998 and 1997, respectively. For the year ended December 31, 1999, the 1,666,667 shares of the 9% Series A Convertible Cumulative Preferred Stock ("Series A Preferred") and the 2,000,000 shares of 8.36% Series B Convertible Cumulative Preferred Stock ("Series B Preferred") on an as-converted basis has an antidilutive effect and is not included in the computation of diluted EPS.

          HOME PROPERTIES OF NEW YORK, INC.

3    INVESTMENT IN AND ADVANCES TO AFFILIATES

     The Company has investments in and advances to approximately 150 limited partnerships where the Company acts as managing general partner. In addition, there are investments in other affiliated entities. The following is summarized financial information for the investment in and advances to affiliates carried under the equity method of accounting as of December 31, 1999 and 1998 and for each of the three years ended
     December 31, 1999.

                                                                  1999              1998
         Balance Sheets:
           Real estate, net                                   $269,088          $225,128
           Other assets                                         36,228            29,796
             Total assets                                     $305,316          $254,924
           Mortgage notes payable                             $224,760          $165,838
           Advances from general partner                        39,717            39,437
           Other liabilities                                    12,379            32,324
           Partners' equity                                     28,460            17,325
             Total liabilities and partners'   equity
                                                              $305,316          $254,924

                                                                  1999              1998              1997
         Operations:
           Gross revenues                                      $42,059           $38,958           $26,536
           Operating expenses                                 ( 26,683)        (  21,078)        (  13,817)
           Mortgage interest expense                          ( 10,398)        (   8,036)        (   6,699)
           Depreciation and amortization                      ( 11,257)        (  10,725)        (   7,359)
             Net loss                                         ($ 6,279)        ($    881)        ($  1,339)
             Company's share (included in
               property other income)                          $    45        ($    259)          $    193

     Reconciliation of interests in the underlying net assets to the Company's carrying value of property investments in and advances to affiliates:

                                                                           1999              1998
          Partners' equity, as above                                    $28,460           $17,325
          Equity of other partners                                       24,784            12,383
          Company's share of investments in limited
              partnerships                                                3,676             4,942
          Advances to limited partnerships, as above                     39,717            39,437
          Company's investment in and advances to
              limited partnerships                                       43,393            44,379
          Company's investment in Management Companies
              (see Note 9)                                                  275               388
          Company's advances to Management Companies                     19,782             9,462
          Carrying value of investments in and advances
              to affiliates                                             $63,450           $54,229

          HOME PROPERTIES OF NEW YORK, INC.

4    MORTGAGE NOTES PAYABLE

     Mortgage notes, collateralized by certain properties and listed in order of their maturity dates, are as follows:

                                                                       Current
                                                                         Fixed
                                                   December  31       Interest           Maturity
                                                 1999        1998         Rate               Date

        Various                                $    -     $11,875          N/A                N/A
        Philadelphia (2 properties)             4,719       4,839         8.50               2001
        The Colony                             16,175           -         7.60               2002
        New York (4 properties)                19,211      19,537         7.75               2002
        Royal Gardens                          11,384      11,649         7.66               2002
        Racquet Club                           11,966      12,136         7.63               2003
        Rolling Park                            2,804       2,866         7.88               2003
        Curren Terrace                          9,450       9,597         8.36               2003
        Sherry Lake                             6,451       6,623         7.88               2004
        Glen Manor                              3,646       3,701         8.13               2004
        Colonies                               12,307      12,535         8.88               2004
        Springcreek & Meadows                   3,097       3,162         7.63 *             2004
        Idylwood                                9,221       9,305         8.63               2005
        Carriage Hill - MI                      3,840       3,914         7.36               2006
        Carriage Park                           5,533       5,637         7.48               2006
        Cherry Hill                             4,478       4,527         7.99               2006
        Mid-Island Estates                      6,675       6,675         7.50 *             2006
        Newcastle                               6,000       6,150         7.90 *             2006
        Country Village                         6,601       6,670         8.39               2006
        Raintree Island                         6,296       6,400         8.50               2006
        Seminary Towers                         5,201           -         8.31               2007
        Maple Lane                              6,335           -          N/A               2007
        Woodgate Place                          3,405       3,440         7.87               2007
        Strawberry Hill                         2,052       2,073         8.26               2007
        Pavilion                                3,926           -         7.45               2008
        Maple Lane                              5,962           -         7.21               2008
        Canterbury                              2,204           -         7.67               2008
        Sherwood Gardens                        3,060           -         6.98               2008
        Detroit Portfolio (10                  48,531      49,293         7.51               2008
        properties)
        Hamlet Court                            1,765       1,792         7.11               2008
        Candlewood - IN                         7,781       7,909         7.02               2008
        Valley Park South                       9,968      10,079         6.93               2008
        Philadelphia (4 properties)            15,750           -         8.00               2009
        Conifer Village                         2,610       2,765         7.20               2010
        Ridgeway                                1,172           -         8.38               2010
        Multi-Property (3)                     32,978           -         7.25               2011
        Timbercroft                               950           -         8.50               2011
        Multi-Property (7)                     58,881      58,881         6.16               2011
        Timbercroft                             1,274           -         8.00               2012
        Village Square                          1,053           -         7.00               2012
        Baltimore (2 properties)               20,090      20,419         6.99               2013
        Multi-Property (22)                   100,000     100,000         6.48               2013
        Springwells                            11,576           -         8.00               2015
        Pines of Perinton                       8,682       8,875         8.50               2018
        Canterbury                              6,820           -         8.25               2018
        Pavilion                                8,925           -         8.00               2018
        Bonnie Ridge                           19,502           -         6.60               2018
        Fairways at Village Green               4,352       4,436         8.23               2019
        Timbercroft                             5,836           -         8.38               2019
        Canterbury                              3,724           -         7.50               2019

          HOME PROPERTIES OF NEW YORK, INC.

     NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS - (Continued)

4    MORTGAGE NOTES PAYABLE (CONTINUED)

                                                                  Current
                                                                    Fixed
                                              December  31       Interest          Maturity
                                           1999         1998         Rate              Date

      Raintree Island                     1,161        1,182         8.50              2020
      Chestnut Crossing                   9,977            -         9.34              2020
      Village Square                      6,605            -         8.13              2021
      Doub Meadow                         2,918            -         7.50              2021
      Canterbury                          2,588            -         7.50              2021
      Shakespeare Park                    2,633            -         7.50              2024
      Gateway Village                     6,408            -         8.00              2030
      Owings Run                         17,669            -         8.00              2035
      Owings Run                         14,723            -         8.00              2036
      Total/Weighted Average           $618,901     $418,942         7.17

     *The interest rate on these mortgages will convert to a variable rate on various dates between 2000 and 2003 and continue until maturity.

     Principal payments on the mortgage notes payable for years subsequent to December 31, 1999 are as follows:

     2000               $   7,478
     2001                  12,535
     2002                  52,008
     2003                  30,359
     2004                  30,307
     Thereafter           486,214
                         $618,901

     The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $601,983 at December 31, 1999.

     The Company has incurred prepayment penalties on debt restructurings which are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $174, $1,555 and $1,774 for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 paydowns totaled $13,669 from four debt instruments which were paid off from available cash on hand. The 1998 paydowns totaled $54,879 from 14 debt instruments which were financed by three new borrowings in excess of $179,000. The 1997 paydowns totaled $34,626 from one debt instrument which was financed by one new borrowing of $50,000.

5    LINE OF CREDIT

     As of December 31, 1999, the Company had an unsecured line of credit from M&T Bank of $100,000 with $50,800 outstanding. The facility expires on September 4, 2000. Borrowings bear interest at 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institution. The money market interest rate (the rate used by the Company) was 6.75% at December 31, 1999.

     HOME PROPERTIES OF NEW YORK, INC.

     NOTES    TO    CONSOLIDATED   FINANCIAL STATEMENTS - (Continued)

6    MINORITY INTEREST

     Minority interest in the Company relates to the interest in the Operating Partnership not owned by Home Properties of New York, Inc. Units in the Operating Partnership ("UPREIT Units") are exchangeable on a one-for-one basis into common shares. On December 30, 1996, $35 million was raised in a private placement through the sale of a Class A Limited Partnership Interest to a state pension fund. The interest, which can be converted into 1,666,667 shares of common stock, will receive a preferred return equal to the greater of: (a) 9.25% on the original investment during the first two years ending on December
     30, 1998, declining to 9.0% up to and including December 30, 2003; or
     (b) the actual dividends paid to common shareholders on 1,666,667 shares. On December 22, 1999, the holder of the Class A Limited Partnership Interest converted its ownership to Series A Preferred stock.

     The changes in minority interest for the two years ended December 31 are as follows:

                                                                              1999               1998
           Balance, beginning of year                                     $204,709           $156,847
           Issuance of UPREIT Units associated with
             property acquisitions                                         149,483             71,067
           Adjustment from minority interest to stockholders'            ( 12,306)           (19,510)
           equity
           Exchange of UPREIT Units for Shares                           (  1,323)           (   801)
           Exchange of partnership interests for Series A                ( 35,448)                  -
           Preferred stock
           Net income                                                       17,312             12,008
           Distributions                                                 ( 22,547)           (14,902)
           Balance, end of year                                           $299,880           $204,709

7    STOCKHOLDERS' EQUITY

     DIVIDEND REINVESTMENT PLAN

     The Company has adopted the Dividend
     Reinvestment, Stock Purchase, Resident
     Stock Purchase and Employee Stock
     Purchase Plan (the "DRIP" ).  The DRIP
     provides the stockholders of the
     Company an opportunity to automatically
     invest their cash dividends at a
     discount of 3% from the market price.
     In addition, eligible participants may
     make monthly or other voluntary cash
     investments, also typically at a
     discount, which has varied between 2%
     and 3% from the market price, in shares
     of common stock.  A total of $49
     million, $72 million and $34 million,
     net of officer and director notes, was
     raised through this program during
     1999, 1998 and 1997, respectively.

     PREFERRED SHARES

     On September 30, 1999, the Company
     privately placed 2,000,000 of its 8.36%
     Series B  Preferred shares, $25
     liquidation preference per share.  This
     offering generated net proceeds of
     approximately $48.7 million after
     offering costs of $1.3 million. The net
     proceeds were used to pay down Company
     borrowings.  The Series B Preferred
     shares are convertible at any time by
     the holder into Common Shares at a
     conversion price of $29.77 per Common
     Share, equivalent to a conversion ratio
     of .8398 Common Shares for each Series
     B Preferred Share (equivalent to
     1,679,543 Common Shares assuming 100%
     converted).  The Series B Preferred
     Shares are non-callable for five years.
     Each Series B Preferred Share will
     receive the greater of a quarterly
     distribution of $0.5225 per share or
     the dividend paid on a share of common
     stock on an as converted basis.

     HOME PROPERTIES OF NEW YORK, INC.

7    STOCKHOLDERS' EQUITY (CONTINUED)

     PREFERRED SHARES (CONTINUED)

     On December 22, 1999, the holder of the
     Class A limited partnership interests
     converted its ownership to 9% Series A
     Preferred stock, liquidation preference
     of $21.00 per Common Share, total
     shares outstanding of 1,666,667.  The
     conversion to preferred stock occurred
     at the Company's request and permits
     the Operating Partnership to continue
     to use favorable tax depreciation
     methods.  The Series A Preferred shares
     are convertible at any time by the
     holder on a one-for-one basis into
     Common Shares.  Each Series A Preferred
     share will receive a quarterly
     distribution equal to the greater of 9%
     per annum multiplied by the liquidation
     preference or the dividend paid on a
     share of common stock.  The current
     dividend of $.53 per quarter (effective
     with the November, 1999 dividend) is
     equivalent to an annualized rate of
     $2.12 per share, which exceeds the 9%
     preferred return.  On and after
     December 30, 2003, each preferred share
     will receive the dividend paid on a
     share of common stock as long as the
     actual distributions paid in each of
     the prior eight consecutive quarters
     equaled or exceeded a 9.25% annual
     return.  Any unconverted interest can
     be redeemed without premium by the
     Company after December 30, 2006.

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

        HOME PROPERTIES OF NEW YORK, INC.

7    STOCKHOLDERS' EQUITY (CONTINUED)

     STOCK PURCHASE AND LOAN PLAN (CONTINUED)

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

     DIVIDENDS

     Stockholders are taxed on dividends and
     must report such dividends as either
     ordinary income, capital gains, or as
     return of capital.  The appropriate
     amount of each per common share is as
     follows:

                              ORDINARY INCOME      RETURN OF CAPITAL

            1997                   50.1%                 49.9%
            1998                   79.4%                 20.6%
            1999                   85.6%                 14.4%

     TOTAL SHARES/UNITS OUTSTANDING

     At December 31, 1999, 19,598,464 common
     shares, 3,346,210 convertible preferred
     shares (on a diluted basis) and
     14,034,301 UPREIT Units were
     outstanding for a total of 36,978,975.

 8   SEGMENT REPORTING

     The Company is engaged in one primary
     business segment - the ownership and
     management of market rate apartment
     communities (segregated as Core and
     Non-core properties).  Company
     management views each apartment
     community as a separate component of
     the operating segment.

     Non-segment revenue to reconcile total
     revenue consists of unconsolidated
     management and development fees and
     interest income.  Non-segment assets to
     reconcile to total assets include cash,
     cash in escrows, accounts receivable,
     prepaid expenses, deposits, investments
     in and advances to affiliates, deferred
     charges and other assets.

     Core properties consist of all
     apartment communities which have been
     owned more than one full calendar year.
     Therefore, the 1999 Core represents
     communities owned as of December 31,
     1997.  Non-core properties consist of
     apartment communities acquired during
     1998 and 1999, such that full year
     comparable operating results are not
     available.

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

     THE REVENUES, PROFIT (LOSS), AND ASSETS FOR
     EACH OF THE REPORTABLE SEGMENTS ARE
     SUMMARIZED AS FOLLOWS FOR THE YEARS
     ENDED DECEMBER 31, 1999, 1998, AND
     1997.

                                                   1999             1998             1997
REVENUES
Apartments owned
  Core properties                              $108,643         $102,864          $66,224
  Non-core properties                           115,826           38,307                -
Reconciling items                                 9,994            8,072            3,473
Total Revenue                                  $234,463         $149,243          $69,697
PROFIT (LOSS)
Funds from operations:
Apartments owned
  Core properties                                59,990           55,024           34,907
  Non-core properties                            69,279           23,011                -
Reconciling items                                 9,994            8,072            3,473
Segment contribution to  FFO                    139,263           86,107           38,380
General & administrative expenses             ( 10,696)        (  6,685)        (  2,255)
Interest expense                              ( 39,558)         (23,980)         (11,967)
Unconsolidated depreciation                         458              733              324
Non-recurring amortization                            -              294                -
Non-real estate depreciation/amort.             (  335)          (  209)          (  137)
Funds from Operations                            89,132           56,260           24,345
Depreciation - apartments owned                (37,015)         (22,982)         (11,063)
Unconsolidated depreciation                     (  458)          (  733)          (  324)
Non-recurring amortization                            -          (  294)                -
Non-recurring acquisition expense             (  6,225)                -                -
Loss on available-for-sale securities         (  2,123)                -                -
Gain (loss) on disposition of                       457                -         ( 1,283)
properties
Minority interest in earnings                  (17,390)         (12,603)         ( 4,248)
Extraordinary items, net of minority             (  96)          (  960)         ( 1,037)
interest
Net Income before preferred dividends           $26,282          $18,688           $6,390
ASSETS
Apartments owned                             $1,378,849         $875,161         $478,597
Reconciling items                               124,768          137,074           65,226
Total Assets                                 $1,503,617       $1,012,235         $543,823
REAL ESTATE CAPITAL EXPENDITURES
New property acquisitions                      $480,564         $376,735         $266,799
Apartment improvements                           61,034           42,896           15,962
Total Real Estate Capital                      $541,598         $419,631         $282,761
Expenditures

     HOME PROPERTIES OF NEW YORK, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9    MANAGEMENT COMPANIES

     Certain property management, leasing
     and development activities are
     performed by Home Properties
     Management, Inc. and Conifer Realty
     Corp. (the "Management Companies").
     The Management Companies issued non-
     voting common stock to the Operating
     Partnership in exchange for management
     contracts for residential, commercial,
     and development managed properties and
     certain other assets.  This exchange
     entitles the Operating Partnership to
     receive 99% of the economic interest of
     each Management Company.  The remaining
     1% economic interest and voting stock
     were issued to certain inside directors
     of the Company.  On December 31, 1998,
     additional shares representing a 4%
     economic interest were sold and issued
     to the same inside directors.
     Therefore, effective January 1, 1999,
     the Operating Partnership is entitled
     to receive 95% of the economic interest
     of each Management Company.

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

     The Company's share of income from the
     Management Companies was $156, $113 and
     $92 for the years ended December 31,
     1999, 1998 and 1997, respectively.
     Summarized combined financial
     information of the Management Companies
     at and for the years ended December 31,
     1999, 1998 and 1997 is as follows:

                                                    1999         1998          1997
        Management fees                          $ 3,778      $ 3,471        $3,141
        Development and construction
          management fees                          5,567        4,581         3,010
        General and administrative               (7,449)      (6,953)      ( 5,561)
        Interest expense                         (1,242)      (  681)       (  329)
        Other expenses                           (  490)      (  304)       (  168)
        Net income                                $  164       $  114         $  93
        Total assets                             $21,699      $11,288        $6,037
        Total liabilities                        $21,375      $10,848        $5,428

     HOME PROPERTIES OF NEW YORK, INC.

10   TRANSACTIONS WITH AFFILIATES

     The Company and the Management
     Companies recognized management and
     development fee revenue, interest
     income and other miscellaneous income
     from affiliated entities of $15,199,
     $13,492 and $8,427 for the years ended
     December 31, 1999, 1998 and 1997,
     respectively.

     The Company leases its corporate office
     space from an affiliate.  The lease
     requires an annual base rent of $336
     through June, 2000 and $335 from July,
     2000 through the August, 2003 lease
     expiration.  The lease also requires
     the Company to pay a pro rata portion
     of property improvements, real estate
     taxes and common area maintenance.
     Rental expense was $698, $619 and $387
     for the years ended December 31, 1999,
     1998 and 1997,  respectively.

     From time to time, the Company advances
     funds as needed to the Management
     Companies which total $19,782 and
     $9,462 at December 31, 1999 and 1998,
     respectively, and bear interest at 1%
     over prime.

11   COMMITMENTS AND CONTINGENCIES

     GROUND LEASE

     The Company has a non-cancelable
     operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $194, $186 and $180 including contingent rents of $124,
     $116 and $110 for the years ended
     December 31, 1999, 1998 and 1997,
     respectively.  At December 31, 1999,
     future minimum rental payments required
     under the lease are $70 per year until
     the lease expires.

     401(K) SAVINGS PLAN

     The Company participates in a
     contributory savings plan.  Under the
     plan, the Company will match 75% of the
     first 4% of participant contributions.
     The matching expense under this plan
     was $398, $208 and $161 for the years
     ended December 31, 1999, 1998 and 1997,
     respectively.

     HOME PROPERTIES OF NEW YORK, INC.

11   COMMITMENTS AND CONTINGENCIES(CONTINUED)

     INCENTIVE COMPENSATION PLAN

     The Incentive Compensation Plan
     provides that eligible officers
                          and key employees
     may earn a cash bonus based on
     increases in funds from operations
     ("FFO") per share/unit (computed based
     on the basic shares/units outstanding).
     No cash bonuses were payable under the
     Incentive Compensation Plan unless the
     increase in FFO per share, after giving
     effect to the bonuses, was equal to or
     greater than 2%.  The Incentive
     Compensation Plan was amended in 1998
     by establishing a floor of 5% in per
     share/unit FFO growth.  The bonus
     expense charged to operations
     (including Management Companies) was
     $2,190, $1,997 and $1,193 for the years
     ended December 31, 1999, 1998 and 1997,
     respectively.

     CONTINGENCIES

     The Company is party to certain legal
     proceedings.  All such proceedings,
     taken together, are not expected to
     have a material adverse effect on the
     Company.  The Company is also subject
     to a variety of legal actions for
     personal injury or property damage
     arising in the ordinary course of its
     business, most of which are covered by
     liability insurance.    While the
     resolution of these matters cannot be
     predicted with certainty, management
     believes that the final outcome of such
     legal proceedings and claims will not
     have a material adverse effect on the
     Company's liquidity, financial position
     or results of operations.

     In connection with a 1996 transaction,
     the Company is obligated to pay
     additional consideration in UPREIT
     Units if development fee income exceeds
     target levels over the first five
     years.  The Company has issued
     approximately 78,000 UPREIT Units as of
     December 31, 1999.  Management does not
     anticipate the issuance of these UPREIT
     Units nor additional issuance to have a
     material adverse effect on the
     Company's liquidity, financial position
     or results of operations.

     In connection with various UPREIT
     transactions, the Company has agreed to
     maintain certain levels of nonrecourse
     debt associated with the contributed
     properties acquired.  In addition, the
     Company is restricted in its ability to
     sell certain contributed properties
     (49% of the owned portfolio) for a
     period of time except through a tax
     deferred Internal Revenue Code Section
     1031 like-kind exchange.

     DEBT COVENANTS

     The line of credit loan agreements
     contain restrictions which, among other
     things, require maintenance of certain
     financial ratios and limit the payment
     of dividends.  At December 31, 1999,
     the Company was in compliance with
     these covenants.

     HOME PROPERTIES OF NEW YORK, INC.

11   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     GUARANTEES

     The Company has guaranteed a total of
     $3,729 of debt associated with four
     entities where the Company is the
     general partner or managing agent.  In
     addition, the Company has guaranteed
     the Low Income Housing Tax Credit to
     limited partners in thirty-five
     partnerships totaling approximately
     $35,000.  The Company also guarantees
     the successful construction of
     properties developed under the federal
     government's Low Income Housing Tax
     Credit Program.  The outstanding
     guarantee at December 31, 1999 is
     approximately $54,900.  As of December
     31, 1999, there were no known
     conditions that would make such
     payments necessary.

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

12   STOCK BENEFIT PLAN

     The Company has adopted the 1994 Stock
     Benefit Plan as Amended (the " Plan "
     ).  Plan participants include officers,
     non-employee directors, and key
     employees of the Company. The Company
     has reserved 1,596,000 shares for
     issuance to officers and employees and
     154,000 shares for issuance to non-
     employee directors.  Options granted to
     officers and employees of the Company
     vest 20% for each year of service until
     100% vested on the fifth anniversary.
     Certain officers' options (264,000) and
     directors' options (127,500) vest
     immediately upon grant.  The exercise
     price per share for stock options may
     not be less than 100% of the fair
     market value of a share of common stock
     on the date the stock option is granted
     (110% of the fair market value in the
     case of incentive stock options granted
     to employees who hold more than 10% of
     the voting power of the Company's
     common stock).  Options granted to
     directors and employees who hold more
     than 10% of the voting power of the
     Company expire after five years from
     the date of grant.  All other options
     expire after ten years from the date of
     grant.  The Plan also allows for the
     grant of stock appreciation rights and
     restricted stock awards, however, there
     were none granted at December 31, 1999.
     At December 31, 1999, 119,140 and
     21,946 common shares were available for
     future grant of options or awards under
     the Plan for officers and employees and
     non-employee directors, respectively.
     On February 1, 2000, the Company
     adopted the 2000 Stock Benefit Plan
     (the "2000 Plan").  Plan participants
     have been expanded to include
     directors, officers, regional managers
     and on-site property managers. It is
     expected that all future awards of
     stock options will be granted under the
     2000 Plan.  The 2000 Plan limits the
     number of shares issuable under the
     plan to 2.2 million, of which 200,000
     are to be available for issuance to the
     non-employee directors.

     HOME PROPERTIES OF NEW YORK, INC.

12   STOCK BENEFIT PLAN (CONTINUED)

     Details of stock option activity during 1999, 1998 and 1997 are as follows:

                                                                     Number           Option Price
                                                                  Of Shares              Per Share

          Options outstanding at January 1, 1997                    697,778         $17.875-$20.50
          (411,053 shares exercisable)
          Granted, 1997                                             141,823            22.75-26.50
          Exercised, 1997                                         (  3,499)                  19.00
          Cancelled, 1997                                           (  600)                  19.00
          Options outstanding at December 31, 1997                  835,502           17.875-26.50
          (507,809 shares exercisable)
          Granted, 1998                                             217,100           25.125-27.06
          Exercised, 1998                                         (240,739)           17.875-20.50
          Cancelled, 1998                                        (  11,000)            19.00-26.50
          Options outstanding at December 31, 1998                  800,863           17.875-27.06
          (395,441 shares exercisable)
          Granted, 1999                                             610,400          25.688-27.125
          Exercised, 1999                                        (  96,643)           17.875-26.50
          Cancelled, 1999                                        (  49,187)           19.00-27.125
          Options outstanding at December 31, 1999                1,265,433        $17.875-$27.125
          (448,820 shares exercisable)

     The following table summarizes information about options outstanding at December 31, 1999:

                                            Weighted
                                             Average        Weighted                     Weighted
                                           Remaining         Average                      Average
      Year                   Number      Contractual      Fair Value          Number     Exercise
      Granted           Outstanding             Life      Of Options     Exercisable        Price

      1994                  219,943                5             N/A         219,943      $19.000
      1995                    9,000                1           $1.39           9,000       17.875
      1996                  121,567                6           $1.01          69,008       19.732
      1997                  135,323                7           $1.59          69,029       25.156
      1998                  188,700                8           $1.39          57,340       25.952
      1999                  590,900                9           $1.60          24,500       25.688
      Totals              1,265,433                7                         448,820      $21.290

     HOME PROPERTIES OF NEW YORK, INC.

12   STOCK BENEFIT PLAN (CONTINUED)

     The Company has adopted the disclosure
     only provisions of Financial Accounting
     Standards No. 123, "Accounting for
     Stock-Based Compensation."
     Accordingly, no compensation cost has
     been recognized for the stock option
     plan.  Had compensation for the
     Company's stock option plan been
     determined based on the fair value at
     the date of grant for awards in 1999,
     1998 and 1997, the Company's proforma
     net income before preferred dividends
     and proforma basic earnings per common
     share would have been $26,063, $18,563
     and $6,299 and $1.33, $1.34 and $.85,
     respectively.  The fair value of each
     option grant is estimated on the date
     of grant using the Black-Scholes
     option-pricing model with the following
     assumptions used for grants in 1999,
     1998 and 1997:  dividend yield of
     9.315%; expected volatility of 18.97%;
     forfeiture rate of 5%; and expected
     lives of 7.5 years for options with a
     lifetime of ten years, and five years
     for options with a lifetime of five
     years.  The interest rate used in the
     option-pricing model is based on a risk
     free interest rate ranging from 5.25%
     to 6.87%.

13   PROPERTY ACQUISITIONS

     For the years ended December 31, 1999, 1998 and 1997, the Company has acquired the communities listed below:

                                                                                                                            Cost of
                                       Market                     Date             Year        Number      Cost of      Acquisition
       Community                       Area                   Acquired      Constructed      Of Units      Acquis.         Per Unit

       Lake Grove                      Long Island              2/3/97             1969           368       19,312               53
       Royal Gardens                   Northern NJ             5/28/97             1967           550       19,567               34
       Woodgate Place                  Rochester               6/30/97             1972           120        4,277               36
       Mid-Island Estates              Long Island              7/1/97          1961-66           232       10,756               46
       1600 East Avenue                Rochester               9/18/97             1958           164        9,520               58
       11 Property Portfolio           Philadelphia            9/23/97          1928-82         1,750       63,714               36
       3 Property Portfolio            Buffalo                10/15/97          1960-72           452       11,307               25
       12 Property Portfolio           Detroit                10/29/97          1953-75         3,106      105,055               34
       Hill Court South/Ivy Ridge      Rochester              10/31/97             1963           230        6,647               29
       Cloverleaf                      Pittsburgh              11/4/97             1957           148        3,038               21
       Scotsdale                       Detroit                11/26/97             1974           376       13,606               36
       Candlewood                      South Bend               2/9/98             1986           310       13,506               44
       Cedar Glen                      Philadelphia             3/2/98             1966           110        2,733               25
       2 Property Portfolio            Northern, VA            3/13/98             1954           548       26,848               49
       Apple Hill                      Hamden, CN              3/27/98             1971           498       23,833               48
       4 Property Portfolio            Baltimore               4/30/98          1964-80         1,589       53,363               34
       Colonies                        Chicago                 6/24/98             1973           672       23,027               34
       Racquet Club                    Philadelphia             7/7/98             1971           467       24,975               53
       16 Property Portfolio           Various                  7/8/98          1943-80         3,746      148,509               40
       Sherry Lake                     Philadelphia            7/23/98             1965           298       18,000               60
       Coventry Village                Long Island             7/31/98             1974            94        3,112               33
       Rolling Park                    Baltimore               9/15/98             1972           144        5,753               40
       3 Property Portfolio            Detroit                 9/29/98          1965-66           648       24,213               37
       Pines of Perinton               Rochester               9/30/98             1976           508        8,863               17
       The Manor                       Northern, VA            2/19/99             1973           198        7,119               36
       Ridgeway Court                  Philadelphia            2/26/99             1972            66        2,156               33
       Springwells Park                Detroit                  4/8/99          1940-66           303       18,355               61
       Sherwood Gardens                Philadelphia            5/27/99             1968           103        4,198               41
       7 Property Portfolio            Various                  7/1/99          1959-82         3,722      176,607               47
       Maple Lane                      South Bend               7/9/99          1982-89           396       17,542               44
       12 Property Portfolio           Various                 7/15/99          1964-96         3,297      154,168               47
       4 Property Portfolio            Philadelphia            7/28/99          1962-68           825       32,534               39
       The Colony                      Chicago                  9/1/99          1972-78           783       41,887               53
       The Lakes                       Detroit                 11/5/99             1986           434       25,907               60

     HOME PROPERTIES OF NEW YORK, INC.

14   PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited proforma
     information was prepared as if the 1999
     transactions related to the
     acquisitions of 30 apartment
     communities in ten separate
     transactions and the $50 million Series
     B Preferred stock offering had occurred
     on January 1, 1998.  The proforma
     financial information is based upon the
     historical consolidated financial
     statements and is not necessarily
     indicative of the consolidated results
     which actually would have occurred if
     the transactions had been consummated
     at the beginning of 1998, nor does it
     purport to represent the results of
     operations for future periods.

                                                             For the years ended
                                                                December 31,
                                                                 1999                  1998
Total revenues                                               $279,070              $231,925
Income before extraordinary item                               33,492                23,795
Net income available to common shareholders                    29,116                18,807
Per common share data:
Income before extraordinary item:
    Basic                                                       $1.56                 $1.41
    Diluted                                                     $1.55                 $1.40
Net income:
    Basic                                                       $1.56                 $1.35
    Diluted                                                     $1.55                 $1.34
Weighted average numbers of shares outstanding:
    Basic                                                  18,697,731            13,898,221
    Diluted                                                18,800,907            14,022,329

15   SUPPLEMENTAL CASH FLOW DISCLOSURES

     For the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                           1999            1998            1997

Cash paid for interest                                  $36,967         $23,284         $10,880
Mortgage loans assumed associated with
    property acquisitions                               203,326          81,094          87,134
Issuance of UPREIT Units associated
   with property and other acquisitions                 149,488          77,425         106,359
Notes issued in exchange for officer
   and director stock purchases                               -           5,444           2,495
Exchange of UPREIT Units/partnership
   interest for common/preferred shares                  36,771             801             843

     HOME PROPERTIES OF NEW YORK, INC.

16   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1999 and 1998 are as follows:

                                                                             1999
                                                   ----------------------------------------------------
                                                    FIRST         SECOND          THIRD          FOURTH

Revenues                                          $47,766        $49,640        $66,178         $70,879
Income before minority interest
  and extraordinary item                            9,354          9,577          9,243          15,594
Minority interest                                   3,343          3,386          4,137           6,524
Extraordinary item, net of minority
  interest                                            N/A            N/A           (96)             N/A
Net income available to common
  shareholders                                      6,011          6,191          4,998           7,929
Basic earnings per common share:
  Income before extraordinary item                    .34            .34            .27             .41
  Extraordinary item                                  N/A            N/A          (.01)             N/A
  Net income                                          .34            .34            .26             .41
Diluted earnings per common share:
  Income before extraordinary item                    .33            .33            .27             .41
  Extraordinary item                                  N/A            N/A          (.01)             N/A
  Net income                                          .33            .33            .26             .41

                                                                             1998
                                                    ---------------------------------------------------
                                                    FIRST         SECOND          THIRD          FOURTH

Revenues                                          $26,773        $32,312        $43,158         $47,000
Income before minority interest
  and extraordinary item                            4,947          7,971         10,023           9,310
Minority interest                                   2,172          3,297          3,726           3,408
Extraordinary item, net of minority
  interest                                            N/A          (290)          (156)           (514)
Net income available to common
  shareholders                                      2,775          4,384          6,141           5,388
Basic earnings per common share:
  Income before extraordinary item                    .29            .37            .39             .34
  Extraordinary item                                  N/A          (.02)          (.01)           (.03)
  Net income                                          .29            .35            .38             .31
Diluted earnings per common share:
  Income before extraordinary item                    .28            .37            .39             .34
  Extraordinary item                                  N/A          (.02)          (.01)           (.03)
  Net income                                          .28            .35            .38             .31

     Full year per share data does not equal
      the sum of the quarterly data due to
      the combination of seasonality and a
      growing number of shares outstanding.

     HOME PROPERTIES OF NEW YORK, INC.

17   SUBSEQUENT EVENT

     On March 15, 2000, the Operating
     Partnership acquired a portfolio of six
     communities, with a total of 2,113
     units, and two parcels of vacant land,
     in the suburbs of Philadelphia,
     Pennsylvania for $135,900.  The
     purchase price was funded by $73,100 of
     assumed debt, $32,800 in UPREIT Units
     and $30,000 in cash from a short-term
     credit facility.

     Report of Independent Accountants



To the Board of Directors and Stockholders of Home Properties of New York, Inc.


In our opinion, the accompanying financial statement schedule is fairly stated in all material respects in relation to the basic financial statements, taken as a whole, of Home Properties of New York, Inc. as of and for the three years ended December 31, 1999, which are covered by our report dated January 31, 2000, except for note 17, as to which the date is March 15, 2000, presented previously in this document. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Rochester, New York
January 31, 2000

     HOME PROPERTIES OF NEW YORK, INC.
  REAL ESTATE AND ACCUMULATED DEPRECIATION
             DECEMBER 31, 1999
               (IN THOUSANDS)

                                                                                          Total
                                                Initial                 Costs              Cost
                                                   Cost              Capital-            Build-                       Total
                                                 Build-                  ized             ings,                       Cost,
                                                  ings,                Subse-          Improve-                      Net of
                                               Improve-                 quent             ments                     Accumu-    Year
                                                  ments                    to                 &                       lated      of
                              Encum-           & Equip-    Adjust-     Acqui-            Equip-             Accum.   Depre-  Acqui-
                             brances    Land       ment   ments(A)     sition    Land      ment  Total(B)  Deprec.  ciation  sition

Apple Hill                    13,935   3,486     20,347                 2,099   3,486    22,446    25,932    1,218   24,714    1998
Arbor Crossing                 2,546   1,072      4,329                    30   1,072     4,359     5,431       76    5,355    1999
Beechwood Gardens                        560      3,442                   326     560     3,768     4,328      209    4,119    1998
Bonnie Ridge                  19,502   4,830     42,769                   686   4,830    43,455    48,285      589   47,696    1999
Braddock Lee                   7,000   3,810      8,657                 1,067   3,810     9,724    13,534      655   12,879    1998
Brook Hill                     4,779     330      7,920                 2,153     330    10,073    10,403    1,700    8,703    1994
Candlewood - NY                          387      2,592                   396     387     2,988     3,375      379    2,996    1996
Candlewood - IN                7,781   1,550     11,956                   506   1,550    12,462    14,012      660   13,352    1998
Canterbury - MD               15,336   4,944     21,368                    80   4,944    21,448    26,392      292   26,100    1999
Canterbury Square              6,595   2,352     10,790                 1,148   2,352    11,938    14,290      917   13,373    1997
Carriage Hill - NY                       570      3,826                 1,452     570     5,278     5,848      588    5,260    1996
Carriage Hill - MI             3,840     840      5,975                   386     840     6,361     7,201      281    6,920    1998
Carriage Hill  - VA           19,500   3,984     33,138                   211   3,984    33,349    37,333      445   36,888    1999
Carriage House                   683     250        860                   157     250     1,017     1,267       55    1,212    1998
Carriage Park                  5,533   1,280      8,184                 1,413   1,280     9,597    10,877      423   10,454    1998
Cedar Glen                               715      2,018                   334     715     2,352     3,067      159    2,908    1998
Charter Square                11,148   3,952     18,245                 1,509   3,952    19,754    23,706    1,497   22,209    1997
Cherry Hill Club               2,375     492      4,096                   992     492     5,088     5,580      260    5,320    1998
Cherry Hill Village            4,478   1,120      6,835                   353   1,120     7,188     8,308      318    7,990    1998
Chesterfield                   5,327   1,482      8,206                 1,707   1,482     9,913    11,395      654   10,741    1997
Chestnut Crossing              9,977   2,592     12,699                   163   2,592    12,862    15,454      178   15,276    1999
Cloverleaf Village                       370      2,668                 1,021     370     3,689     4,059      294    3,765    1997
Colonies                      12,307   1,680     21,350                 4,125   1,680    25,475    27,155    1,200   25,955    1998
The Colony                    16,175   7,830     34,075                   134   7,830    34,209    42,039      307   41,732    1999
Conifer Village                2,610     358      8,555                   299     358     8,854     9,212    1,439    7,773    1994
Cornwall Park Townhouses                 439      2,947                 2,519     439     5,466     5,905      577    5,328    1996
Country Club                           1,050      3,980                   161   1,050     4,141     5,191       59    5,132    1999
Country Village                6,601   2,236     11,149                 1,087   2,236    12,236    14,472      617   13,855    1998
Coventry Village                         784      2,328                   808     784     3,136     3,920      140    3,780    1998
Curren Terrace                 9,450   1,908     10,956                 2,229   1,908    13,185    15,093      901   14,192    1997
Doub Meadow                    2,918     760      3,062                     8     760     3,070     3,830       42    3,788    1999
East Hill                                231      1,560                   154     231     1,714     1,945       92    1,853    1998

     HOME PROPERTIES OF NEW YORK, INC.
  REAL ESTATE AND ACCUMULATED DEPRECIATION
             DECEMBER 31, 1999
               (IN THOUSANDS)

                                                Initial                                   Total
                                                   Cost                 Costs              Cost                       Total
                                                 Build-              Capital-            Build-                       Cost,
                                                  ings,                  ized             ings,                         Net
                                               Improve-                Subse-          Improve-                          of
                                                  ments                 quent             ments                      Accum-    Year
                                                      &                    to                 &                      ulated      of
                              Encum-             Equip-    Adjust-     Acqui-            Equip-             Accum.   Depre-  Acqui-
                             brances    Land       ment   ments(A)     sition    Land      ment  Total(B)  Deprec.  ciation  sition

Emerson Square                           384      2,018                   865     384     2,883     3,267      260    3,007    1997
Executive House                2,034     600      3,420                 1,651     600     5,071     5,671      333    5,338    1997
Fairview Heights & Manor       4,585     580      5,305      2,828      1,358     580     9,491    10,071    3,622    6,449    1985
Fairway                                  128        675                   485     128     1,160     1,288      107    1,181    1997
Falcon Crest                           2,772     11,115                   881   2,772    11,996    14,768      174   14,594    1999
Finger Lakes Manor             3,430     200      4,536      1,882      1,084     200     7,502     7,702    2,461    5,241    1983
Fordham Green                  3,091     876      5,280                   516     802     5,870     6,672      394    6,278    1997
Garden Village                 4,498     354      8,546                 1,609     354    10,155    10,509    2,013    8,496    1994
Gateway Village                6,408   1,320      6,616                    28   1,320     6,644     7,964       88    7,876    1999
Glen Brook                     3,363   1,414      4,807                   303   1,414     5,110     6,524       69    6,455    1999
Glen Manor                     3,646   1,044      4,494                   524   1,044     5,018     6,062      313    5,749    1997
Golfview Manor                   325     110        541                    56     110       597       707       51      656    1997
Greentrees                     4,902   1,152      8,607                   754   1,152     9,361    10,513      635    9,878    1997
Hamlet Court                   1,765     351      2,351                   494     351     2,845     3,196      358    2,838    1996
Harborside Manor               4,068     250      6,113                 2,296     250     8,409     8,659    1,431    7,228    1995
Hill Brook Place               5,206   2,192      9,116                   138   2,192     9,254    11,446      127   11,319    1999
Hill Court South                         333      2,428                   326     333     2,754     3,087      213    2,874    1997
Idylwood                       9,221     700     16,927                 4,923     700    21,850    22,550    3,448   19,102    1995
Ivy Ridge                                438      3,449                   437     434     3,890     4,324      300    4,024    1997
Kingsley                       6,683   1,640     11,670                 1,142   1,640    12,812    14,452      945   13,507    1997
Lake Grove                             7,360     11,952                 5,278   7,360    17,230    24,590    1,502   23,088    1997
Lakeshore Villa                          573      3,848                 1,790     573     5,638     6,211      564    5,647    1996
Lakeview                       2,940     636      4,552                   466     636     5,018     5,654      264    5,390    1998
Lansdowne                      4,335   1,332      6,944                   697   1,332     7,641     8,973      603    8,370    1997
Laurel Pines                             944      6,675                    84     944     6,759     7,703       95    7,608    1999
The Manor                              1,386      5,733                   336   1,386     6,069     7,455      200    7,255    1999
Maple Lane                    12,297   2,547     14,995                    95   2,547    15,090    17,637      206   17,431    1999
Meadows                        1,920     208      2,776      1,216      1,011     208     5,003     5,211    1,749    3,462    1984
Mid-Island Estates             6,675   4,176      6,580                 1,166   4,160     7,762    11,922      677   11,245    1997
Mill Company                   1,210     384      1,671                   207     384     1,878     2,262      101    2,161    1982
Morningside                   19,407   6,750     28,699                 4,406   6,750    33,105    39,855    1,708   38,147    1998
Mountainside                           1,362      7,083                   567   1,362     7,650     9,012      365    8,647    1998
New Orleans Park               6,165   1,848      8,886                 2,187   1,848    11,073    12,921      773   12,148    1997
Newcastle                      6,000     197      4,007      3,684      2,468     197    10,159    10,356    3,704    6,652    1982
Northgate Manor                4,500     290      6,987                 2,419     289     9,407     9,696    1,690    8,006    1994
Oak Manor                      2,900     616      4,111                   685     616     4,796     5,412      251    5,161    1998

     HOME PROPERTIES OF NEW YORK, INC.
  REAL ESTATE AND ACCUMULATED DEPRECIATION
             DECEMBER 31, 1999
               (IN THOUSANDS)

                                                 Initial                                  Total
                                                    Cost                 Costs             Cost
                                                  Build-              Capital-           Build-                       Total
                                                   ings,                  ized            ings,                       Cost,
                                                Improve-                Subse-         Improve-                      Net of
                                                   ments                 quent            ments                     Accumu-    Year
                                                       &                    to                &                       lated      of
                               Encum-             Equip-    Adjust-     Acqui-           Equip-             Accum.   Depre-  Acqui-
                              brances    Land       ment   ments(A)     sition   Land      ment  Total(B)  Deprec.  ciation  sition

Oak Park Manor                  5,212   1,192      9,188                   604  1,192     9,792    10,984      747   10,237    1997
Owings Run                     32,392   5,537     32,611                    26  5,537    32,637    38,174      427   37,747    1999
Paradise Lane at Raintree                 972      7,134                 2,978    972    10,112    11,084      883   10,201    1997
Park Shirlington                8,425   4,410      9,971                   919  4,410    10,890    15,300      721   14,579    1998
Parkview Gardens                        1,207      7,201                   695  1,207     7,896     9,103      649    8,454    1997
Patricia                                  600      4,196                   412    600     4,608     5,208      205    5,003    1998
Pavilion                       12,851   5,184     25,314                    91  5,184    25,405    30,589      335   30,254    1999
Payne Hill                                525      4,085                   836    525     4,921     5,446      215    5,231    1998
Pearl Street                               49      1,189                   242     49     1,431     1,480      216    1,264    1995
Perinton Manor                  6,710     224      6,120      3,629      1,466    224    11,215    11,439    4,132    7,307    1982
Pines of Perinton               8,682   1,524      7,339                   186  1,524     7,525     9,049      292    8,757    1998
Pleasant View                  31,915   5,710     47,816                 3,193  5,710    51,009    56,719    2,636   54,083    1998
Pleasure Bay                    4,640   1,620      6,234                   797  1,620     7,031     8,651      315    8,336    1998
Racquet Club                   11,966   1,868     23,107                   851  1,868    23,958    25,826    1,091   24,735    1998
Raintree Island                 7,457       -      6,654      3,217      7,022      -    16,893    16,893    4,790   12,103    1985
Redbank Village                 8,450   2,000     14,030                 1,082  2,000    15,112    17,112      787   16,325    1998
Ridgeway Court                  1,172     330      1,826                    61    330     1,887     2,217       57    2,160    1999
Ridley Brook                    4,636   1,952      7,719                    78  1,952     7,797     9,749      107    9,642    1999
Riverdale                               2,900     12,891                   158  2,900    13,049    15,949      186   15,763    1999
Riverton Knolls                 6,768     240      6,640      2,523      3,868    240    13,031    13,271    4,491    8,780    1983
Rolling Park                    2,804     720      5,033                   315    720     5,348     6,068      210    5,858    1998
Royal Gardens                  11,384   5,500     14,067                 6,014  5,500    20,081    25,581    1,547   24,034    1997
1600 East Avenue                        1,000      8,527                 3,281  1,000    11,808    12,808      830   11,978    1997
1600 Elmwood                    5,248     303      5,698      3,339      1,735    299    10,776    11,075    4,537    6,538    1983
Scotsdale                       7,875   1,692     11,920                   972  1,692    12,892    14,584      830   13,754    1997
Selford Townhomes                       1,224      4,200                    41  1,224     4,241     5,465       57    5,408    1999
Seminary Hill                           2,960     10,194                   143  2,960    10,337    13,297      140   13,157    1999
Seminary Towers                 5,201   5,480     19,348                   882  5,480    20,230    25,710      272   25,438    1999
Shakespeare Park                2,633     492      3,428                     3    492     3,431     3,923       46    3,877    1999
Sherry Lake                     6,451   2,384     15,616                   777  2,384    16,393    18,777      707   18,070    1998
Sherwood Gardens                3,060     309      3,891                   305    309     4,196     4,505       86    4,419    1999
Southpointe Square              2,766     896      4,609                   593    896     5,202     6,098      412    5,686    1997
Spanish Gardens                           373      9,263                 2,009    398    11,247    11,645    1,929    9,716    1994
Springcreek                     1,177     128      1,702        745        490    128     2,937     3,065    1,057    2,008    1984
Springwells Park               11,576   1,515     16,840                   371  1,515    17,211    18,726      347   18,379    1999
Springwood                      1,444     462      1,770                   406    462     2,176     2,638      169    2,469    1997
Stephenson House                1,529     640      2,407                   318    640     2,725     3,365      215    3,150    1997

     HOME PROPERTIES OF NEW YORK, INC.
  REAL ESTATE AND ACCUMULATED DEPRECIATION
             DECEMBER 31, 1999
               (IN THOUSANDS)

                                            Initial                                   Total
                                               Cost               Costs                Cost
                                             Build-            Capital-              Build-                         Total
                                              ings,                ized               ings,                         Cost,
                                           Improve-              Subse-            Improve-                        Net of
                                              ments               quent               ments                       Accumu-      Year
                                                  &                  to                   &                         lated        of
                         Encum-              Equip-   Adjust-    Acqui-              Equip-              Accum.    Depre-    Acqui-
                        brances     Land       ment  ments(A)    sition     Land       ment   Total(B)  Deprec.   ciation    sition

Strawberry Hill           2,052      725      2,694                 560      725      3,254      3,979      178     3,801      1998
Sunset Gardens                       696      4,663               1,225      696      5,888      6,584      672     5,912      1996
Tamarron                           1,320      8,474                  31    1,320      8,505      9,825      112     9,713      1999
The Lakes                          2,821     23,086                  55    2,821     23,141     25,962      103    25,859      1999
The Towers                3,990      685      6,088                 654      685      6,742      7,427      342     7,085      1998
Timbercroft               8,060    1,704      7,015                  26    1,704      7,041      8,745       99     8,646      1999
Valley Park South         9,968    2,459     16,461                 849    2,459     17,310     19,769    1,675    18,094      1996
Valley View               3,274    1,056      4,959               1,788    1,056      6,747      7,803      452     7,351      1997
Village Green             9,038    1,043     13,283               3,320    1,103     16,543     17,646    2,502    15,144 1994-1996
Village Square - MD       7,658    2,590     13,295                 133    2,590     13,428     16,018      183    15,835      1999
Village Square  - PA      2,630      768      3,581               1,481      768      5,062      5,830      311     5,519      1997
Wayne Village             8,285    1,925     12,895               1,166    1,925     14,061     15,986      732    15,254      1998
Westminster               3,107      860      5,763                 902      860      6,665      7,525      856     6,669      1996
Weston Gardens            2,960      847      4,736               1,496      847      6,232      7,079      305     6,774      1996
Williamstowne Village     9,800      390      9,748     5,115     3,432      390     18,295     18,685    5,733    12,952      1985
Windsor Realty            2,000      402      3,300                 280      402      3,580      3,982      191     3,791      1998
Woodgate Place            3,405      480      3,797                 874      480      4,671      5,151      376     4,775      1997
Woodland Gardens          6,280    2,022     10,479               1,711    2,022     12,190     14,212      872    13,340      1997
Other Assets                  -      907          -       125     2,799    1,876      1,955      3,831      522     3,309
                        618,901  193,513  1,118,490    28,303   140,447  194,468  1,286,285  1,480,753  101,904 1,378,849

(A) REPRESENTS THE EXCESS OF FAIR VALUE OVER THE HISTORICAL COST OF PARTNERSHIP INTERESTS AS A RESULT OF THE APPLICATION OF PURCHASE ACCOUNTING FOR
    THE ACQUISITION OF NON-CONTROLLED INTERESTS.

(B) THE AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES WAS APPROXIMATELY $1,257,000.

                  HOME PROPERTIES OF NEW YORK, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION

                       DECEMBER 31, 1999

                        (IN THOUSANDS)


Depreciation and amortization of the Company's investments in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements         5-40 years
Tenant improvements                Life of related lease

The changes in total real estate assets for the three years ended December 31, 1999, are as follows:

                                        1999              1998              1997
Balance, beginning of year          $940,788          $525,128          $261,773
New property acquisition             480,473           376,735           266,799
Additions                             61,034            42,896            15,962
Disposals and retirements             (1,542)           (3,971)          (19,406)
Balance, end of year              $1,480,753          $940,788          $525,128

The changes in accumulated depreciation for the three years ended
December 31, 1999, are as follows:

                                1999       1998       1997
Balance, beginning of year   $65,627    $46,531    $40,237
Depreciation for the year     37,177     23,067     11,104
Disposals and retirements       (900)    (3,971)    (4,810)
Balance, end of year        $101,904    $65,627    $46,531

                       HOME PROPERTIES OF NEW YORK, INC.
                                   FORM 10-K
                    For Fiscal Year Ended December 31, 1999
                                 Exhibit Index

Exhibit               Exhibit                                     Location
Number
2.1                   Agreement among Home Properties of New      Incorporated by reference to the Form 8-
                      York, Inc. and Philip J. Solondz, Daniel    K filed by Home Properties of New York,
                      Solondz and Julia Weinstein relating to     Inc. dated 6/6/97 (the
                      Royal Gardens I,                            "6/6/97 8-K")
                      together with Amendment No. 1

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

2.4                   Purchase and Sale Agreement dated April 30, Incorporated by reference to the 9/26/97
                      1997between Home Properties of New York,    8-K.
                      L.P. and Briggs Wedgewood Associates, L.P.

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

2.10                  Agreement and Plan of Merger, dated July    Incorporated by reference to the 9/26/97
                      31, 1997 between Home Properties of         8-K.
                      New York, L.P. and PK Partnership.

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

2.16                  Agreement among Home Properties of New      Incorporated by reference to the the
                      York, L.P. and Erie Partners, L.L.C.        Form 8-K filed by Home Properties of New
                      relating to Woodgate Place Apartments,      York, Inc., dated 10/31/97 (the
                      together with Amendment No. 1               "10/31/97 8-K").

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

2.21                  Contribution Agreement, dated November 17,  Incorporated by reference to the 2/20/98
                      1997 among                                  8-K.
                      Home Properties of New York, L.P. and
                      various trusts relating to Scotsdale
                      Apartments.

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

2.23                  Purchase and Sale Agreement dated November  Incorporated by reference to the Form 8-
                      26, 1997 among Home Properties of New York, K filed by Home Properties of New York,
                      L.P. and Cedar Glen Associates.             Inc. on 3/24/98 (the "3/24/98
                                                                  8-K").
2.24                  Contribution Agreement dated March 2, 1998  Incorporated by reference to the 3/24/98
                      among Home Properties of New York, L.P.,    8-K.
                      Braddock Lee Limited Partnership and Tower
                      Construction Group, LLC

2.25                  Contribution Agreement dated March 2, 1998  Incorporated by reference to the 3/24/98
                      among Home Properties of New York, L.P.,    8-K.
                      Park Shirlington Limted Partnership and
                      Tower Construction Group, LLC

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

2.28                  Form of Purchase and Sale Agreement         Incorporated by reference to the 5/22/98
                      relating to the Kaplan Portfolio with       8-K.
                      schedule setting forth material details in
                      which documents differ from form.

2.29                  Form of Contribution Agreement dated June   Incorporated by reference to the Form 8-
                      7, 1999, relating to the CRC Portfolio with K filed by Home Properties of New York, schedule setting forth material details in  Inc. on 7/2/99 (the "7/2/99 8-K").
                      which documents differ from form.

2.30                  Form of Contribution Agreement relating to  Incorporated by reference to the Form 8-
                      the Mid-Atlantic Portfolio with schedule    K filed by Home Properties of New York,
                      setting forth material details in which     Inc. on 7/30/99.
                      documents differ from form.

2.31                  Contribution Agreement among Home           Incorporated by reference to the Form 8-
                      Properties of New York, L.P., Leonard       K filed by Home Properties of New York,
                      Klorfine, Ridley Brook Associates and       Inc. on 10/5/99 (the "10/5/99 8-K").
                      Greenacres Associates

2.32                  Purchase and Sale Agreement among Home      Incorporated by reference to the 10/5/99
                      Properties of New York, L.P. and Chicago    8-K.
                      Colony Apartments Associates.

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

3.2                   Articles of Amendment of the Articles of    Incorporated by reference to the Home
                      Incorporation of Home Properties of New     Properties of New York, Inc.
                      York, Inc.                                  Registration Statement on Form S-3, File
                                                                  No. 333-52601 filed May 14, 1998 (the
                                                                  "5/14/98 S-3").

3.3                   Articles of Amendment of the Articles of    Incorporated by reference to the 7/2/99
                      Incorporation of Home Properties of New     8-K
                      York, Inc.

3.4                   Amended and Restated Articles Supplementary Incorporated by reference to the Home
                      of Series A Senior Convertible Preferred    Properties of New York, Inc.
                      Stock of Home Properties of New York, Inc.  Registration Statement on Form S-3, File
                                                                  No. 333-93761, filed 12/29/99 (the
                                                                  "12/29/99 S-3").

3.5                   Series B Convertible Cumulative Preferred   Incorporated by reference to the Home
                      Stock Articles Supplementary to the Amended Properties of New York, Inc.
                      and Restated Articles of Incorporation of   Registration Statement on Form S-3, File
                      Home Properties of New York, Inc.           No. 333-92023, filed 12/3/99.

3.6                   Amended and Restated By-Laws of Home        Incorporated by reference to the Form 8-
                      Properties of New York, Inc. (Revised       K filed by Home Properties of New York,
                      12/30/96).                                  Inc. dated December 23, 1996 (the
                                                                  "12/23/96 8- K").

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

4.14                  Directors' Stock Grant Plan                 Incorporated by reference to the 5/22/98
                                                                  8-K.

4.15                  Director, Officer and Employee Stock        Incorporated by reference to the 5/22/98
                      Purchase and Loan Plan                      8-K.

4.16                  Home Properties of New York, Inc., Home     Incorporated by reference to the 7/2/99
                      Properties of New York, L.P. Executive      8-K.
                      Retention Plan

4.17                  Home Properties of New York, Inc. Deferred  Incorporated by reference to the 7/2/99
                      Bonus Plan                                  8-K.

4.18                  Fourth Amended and Restated Dividend        Incorporated by reference to the
                      Reinvestment, Stock Purchase, Resident      Registration Statement on Form S-3, File
                      Stock Purchase and Employee Stock Purchase  No. 333-94815, filed on 1/18/2000.
                      Plan

4.19                  Directors Deferred Compensation Plan        Filed herewith.

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

10.5                  Articles of Incorporation of Conifer Realty Incorporated by reference to the
                      Corporation                                 12/31/95 10-K.

10.6                  By-Laws of Conifer Realty Corporation.      Incorporated by reference to 12/31/95
                                                                  10-K.

10.7                  Home Properties Trust Declaration of Trust, Incorporated by reference to the 9/26/97
                      dated September 19, 1997                    8-K.

10.8                  Employment Agreement between Home           Incorporated by reference to 6/30/94 10-
                      Properties of New York, L.P. and Norman     Q.
                      P.Leenhouts.

10.9                  Amendments No. One, Two and Three to the    Incorporated by reference to the Form
                      Employment Agreement between Home           10-K filed by Home Properties of New
                      Properties of New York, L.P. and Norman P.  York, Inc. for the year ended 12/31/98
                      Leenhouts                                   (the  "12/31/98 10-K").

10.10                 Employment Agreement between Home           Incorporated by reference to the 6/30/94
                      Properties of New York, L.P. and Nelson B.  10-Q.
                      Leenhouts

10.11                 Amendments No. One, Two and Three to the    Incorporated by reference to the
                      Employment Agreement between Home           12/31/98 10-K.
                      Properties of New York, L.P. and Nelson B.
                      Leenhouts.

10.12                 Employment Agreement between Home           Incorporated by reference to 12/31/95
                      Properties of New York, L.P. and Richard J. 10-K.
                      Crossed.

10.13                 Amendments No. One and Two to the           Incorporated by reference to the
                      Employment Agreement between Home           12/31/98 10-K.
                      Properties of New York, L.P. and Richard J.
                      Crossed

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

10.22                 Indemnification and Pledge Agreement        Incorporated by reference to 12/31/95
                      between Home Properties of New York, L.P.    10- K.
                      and Conifer Realty, Inc., Conifer
                      Development, Inc., Richard J. Crossed,
                      Peter J. Obourn and John H. Fennessey.

10.23                 Form of Term Promissory Note payable to     Incorporated by reference to  12/31/96
                      Home Properties of New York, Inc. by        10-K.
                      officers and directors in association with
                      the Executive and Director Stock Purchase
                      and Loan Program.

10.24                 Form of Pledge Security Agreement executed  Incorporated by reference to 12/31/96
                      by officers and directors in connection     10-K.
                      with Executive and Director Stock Purchase
                      and Loan Program.

10.25                 Schedule of Participants, loan amounts and  Incorporated by reference to 12/31/96
                      shares issued in connection with the        10-K.
                      Executive and Director Stock Purchase and
                      Loan Program.

10.26                 Subordination Agreement between Home        Incorporated by reference to 12/31/96
                      Properties of New York, Inc. and The Chase  10-K.
                      Manhattan Bank relating to the Executive
                      and Director Stock Purchase and Loan
                      Program.

10.27                 Partnership Interest Purchase Agreement,    Incorporated by reference to 12/23/96 8-
                      dated as of December 23, 1996 among Home    K.
                      Properties of New York, Inc., Home
                      Properties of New York, L.P. and State
                      of Michigan Retirement Systems.

10.28                 Registration Rights Agreement, dated as of  Incorporated by reference to  12/23/96
                      December 23, 1996 between Home Properties   8-K.
                      of New York, Inc. and State of Michigan
                      Retirement Systems.

10.29                 Lock-Up Agreement, dated  December 23, 1996 Incorporated by reference to 12/23/96 8-
                      between Home Properties of New York, Inc.   K.
                      and State of Michigan
                      Retirement Systems.

10.30                 Agreement dated as of April 13, 1998        Incorporated by reference to the Home
                      between Home Properties of New York, Inc.   Properties of New York, Inc. Form 8-K
                      and the Treasurer of the State of Michigan  filed 4/15/98 (the "4/15/98 8-K")

10.31                 Amendment No. Nine to the Second Amended    Incorporated by reference to the 5/14/98
                      and Restated Agreement of Limited           S-3.
                      Partnership of the Operating Partnership

10.32                 Master Credit Facility Agreement by and     Incorporated by reference to the Home
                      among Home Properties of New York, Inc.,    Properties of New York, Inc. Form 10-Q
                      Home Properties of New York, L.P., Home     for the quarter ended 9/30/98 (the
                      Properties WMF I LLC and Home Properties of "9/30/98 Form 10-Q").
                      New York, L. P. and P-K Partnership doing
                      business as Patricia Court and Karen Court
                      and WMF Washington Mortgage Corp., dated as
                      of August 28, 1998.

10.33                 First Amendment to Master Credit Facility   Incorporated by reference to the
                      Agreement, dated as of December 11, 1998    12/31/98 10-K.
                      among Home Properties of New York, Inc.,
                      Home Properties of New York, L.P., Home
                      Properties WMF I LLC and Home Properties of
                      New York, L.P. and P-K Partnership doing
                      business as Patricia Court and Karen Court
                      and WMF Washington Mortgage Corp. and
                      Fannie Mae.

10.34                 Second Amendment to Master Credit Facility  Filed herewith.
                      Agreement, dated as of August 30, 1999
                      among Home Properties of New York, Inc.,
                      Home Properties of New York, L.P., Home
                      Properties WMF I LLC and Home Properties of
                      New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and
                      Fannie Mae

10.35                 Amendments Nos. Ten through Seventeen to    Incorporated by reference to the
                      the Second Amended and Restated Limited     12/31/98 10-K.
                      Partnership Agreement.

10.36                 Amendments Nos. Eighteen through Twenty-    Incorporated by reference to the Home
                      Five to the Second Amended and Restated     Properties of New York, Inc. Form 10-Q
                      Limited Partnership Agreement               for the quarter ended 9/30/99 (the
                                                                  "9/30/99 10-Q").

10.37                 Credit Agreement, dated 8/23/99 between     Incorporated by reference to the 9/30/99
                      Home Properties of New York, L.P., the      10-Q.
                      Lenders, Party hereto and Manufacturers and
                      Traders Trust Company as Administrative
                      Agent

10.38                 Amendment No. Twenty-Seven to the Second    Incorporated by reference to the
                      Amended and Restated Limited Partnership    12/29/99 S-3.
                      Agreement

10.39                 Amendments Nos. Twenty-Six and Twenty-Eight Filed herewith.
                      through Thirty to the Second Amended and Restated Limited Partnership Agreement
10.40                 Registration Rights Agreement between Home  Filed herewith
                      Properties of New York, Inc. and GE Capital
                      Equity Investment, Inc., dated 9/29/99

10.41                 Amendment to Partnership Interest Purchase  Incorporated by reference to the
                      Agreement and Exchange Agreement            12/29/99 S-3.

10.42                 2000 Stock Benefit Plan                     Filed herewith.

11                    Computation of Per Share Earnings Schedule  Filed herewith.

21                    List of Subsidiaries of  Home Properties of Filed herewith.
                      New York, Inc.

23                    Consent of PricewaterhouseCoopers LLP       Filed herewith.

27                    Financial Data Schedule                     Filed herewith.

                                                         EXHIBIT 4.19

                       HOME PROPERTIES OF NEW YORK, INC.

                      DIRECTOR DEFERRED COMPENSATION PLAN

1.    PURPOSE

Home Properties of New York, Inc. (the "Company") has adopted this Home Properties of New York, Inc. Director Deferred Compensation Plan (the "Plan") to assist its independent directors with their individual tax and financial planning and to permit the Company to remain competitive in attracting and retaining its independent directors. The Plan permits eligible directors to defer the receipt of annual compensation which they may be entitled to receive from the Company and the Company to contribute matching contributions on their behalf.

2.    ELIGIBILITY

Any member of the Board of Directors of the Company who is not otherwise an employee of the Company or any subsidiary is eligible to participate in this Plan.

3.    CONTRIBUTIONS

     (a)   Participant Contributions.

           (1) AMOUNT OF DEFERRAL. A participant may elect to defer receipt of any whole percent (100 percent maximum) of his or her annual cash compensation otherwise payable to the participant by the Company during a calendar year.

(1) TIME FOR ELECTING DEFERRAL. An initial election to make a deferral shall be made within 30 days of the time the participant first becomes eligible to participate. All other deferral elections shall be made prior to the time that such compensation is to be earned by the participant but, in any event, prior to the December 31 of the year prior to the year in which the annual cash compensation is otherwise payable. Any election to defer shall be made in accordance with subsection 3 below.

(2) MANNER OF ELECTING DEFERRAL. A participant shall elect a deferral by giving written notice to the Company in a form prescribed by the Committee established pursuant to Section 9 (the "Committee"). The notice shall include (1) the year to which the deferral relates; (2) the percentage and type of compensation to be deferred; (3) the period with respect to which the deferral relates; and (4) the length of the deferral period. A participant may designate a deferral period of three, five or ten years in which case payment will be made within 30 days following the applicable anniversary date of the latest date any compensation is deferred in any applicable year. For example, a participant may elect in December 1999 to defer for three years compensation payable in 2000 with respect to 2000 services. If a portion of the compensation is otherwise payable in cash in April 2000, it will be deferred and actually paid in 2003 within 30 days after the anniversary date of the latest compensation deferred in 2000. Notwithstanding the foregoing, in the event the participant retires or otherwise ceases to be a member of the Board of Directors, vested benefits payments shall be paid within 60 days of retirement or such cessation notwithstanding any later date specified in the participant's election form.


     (b)   Company Matching Contributions.

     The Company shall contribute 10 percent of the amount each participant defers. The Company's contribution shall be made as of the same date as the participant's deferral to which it relates and shall be deferred to the same payment date as the related participant deferral.

4.    PARTICIPANT ACCOUNTS

     For each participant there shall be established a Participant Account. A participant's Account shall be valued as of each day there occurs a transaction affecting the Account. Each deferral or Company contribution shall be reflected by crediting the Participant Account with the number of shares of Company Common Stock that could be purchased at the Common Stock's then fair market value with the amounts deferred by the participant, or contributed by the Company on behalf of a participant. For purposes of making these credits, the participant's quarterly compensation will be deemed to have been made on the first business day of the month following the end of each calendar quarter and the participants' meetings fees shall be deemed paid on the applicable meeting
date.   In addition, each Participant Account will be credited with the number of shares of Company Common Stock that could be purchased with hypothetical dividends that would be paid with respect to all shares previously allocated to the Account on the same date and at the same price that shares are purchased for participants in the dividend reinvestment feature of the Company's Dividend
Reinvestment and Direct Stock Purchase Plan.   Distributions from, or
forfeiture of, the Participant Account shall be recorded as of the day of such distributions or forfeitures. The Account shall also be adjusted as of the date of any transaction requiring additions to or distributions from the Account to reflect any gains (or losses) in the fair market value of Company Common Stock held in the Account. Two subaccounts shall be established within the Account to track separately participant and Company contributions and the earnings and distributions on each. The Common Stock's fair market value shall be the closing price for a share of the Company's Common Stock as listed on the New York Stock Exchange on the date that the transaction occurs.

     All amounts credited to participant contribution subaccounts shall be fully vested at all times. Except for the possible claims of the Company's general creditors, they shall not be subject to forfeiture on account of any action by a participant or by the Company, including termination of the participant's directorship. Amounts credited to a participant's Company contribution subaccount shall become fully vested on the third anniversary of the date first credited to the subaccount if the participant has continuously been a director of the Company through the third anniversary of the contribution date, or if the participant ceases to be a director on account of disability, death or retirement or upon a change in control as hereinafter provided. For this purpose, "disability" shall mean the participant's inability to perform his or her usual duties as a director of the Company on account of illness or injury. Amounts payable under this Plan shall be paid only to the participant provided that in the event of his or her death payments shall be made to his or her estate.

     If a participant's Company subaccount becomes forfeitable, he or she shall forfeit both Company contributions and the earnings thereon.

     The maintenance of individual Participant Accounts is for bookkeeping purposes only. The Company is not obligated to make actual contributions to fund this Plan or to acquire or set aside any particular assets for the discharge of its obligations, nor is any participant to have any property rights in any particular assets held by the Company, whether or not held for the purpose of funding the Company's obligations hereunder.

5.    PAYMENT OF DEFERRED AMOUNTS

     No withdrawal may be made from a Participant Account except as provided in this section 5. Payments of vested amounts from an Account shall normally be made in a lump sum amount within 30 days following the applicable anniversary date of the latest date any compensation is deferred in any applicable year and within 60 days of the participant's retirement or other termination as a director of the Company. In the case of financial hardship, the Committee, in its sole discretion may distribute all or a portion of the vested portion of an Account before an elected anniversary date or termination as a director but the amount of the, distribution shall not exceed the amount needed to relieve the financial hardship

     Payments for any reason other than a change in control shall be made only in stock provided that any fractional shares from a Participant Account shall be paid in cash. In the event of a change in control, all account balances shall become fully and immediately vested and shall be paid, in cash or stock as the Committee in its sole discretion may determine, within five days of the change in control. For this purpose, the term "change in control" means a change in control of the Company of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A or to Item I of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended, provided that, without limitation, a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of such Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities; or (ii) during any period of twenty-four (24) consecutive months, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     An aggregate of 50,000 shares of Company Common Stock (subject to substitution or adjustment as provided below) shall be available for stock payments under this Plan. Such shares may be authorized and unissued shares or may be treasury shares. In the event of any change in the Common Stock of the Company by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination, or exchange of shares, or rights offering to purchase Common Stock at a price substantially below fair market value, or of any similar change affecting the Common Stock, the number and kind of shares which thereafter are available for stock payments under the Plan shall be appropriately adjusted consistent with such change in such manner as the Committee may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, participants in the Plan.

6.    PARTICIPANT'S RIGHTS UNSECURED

     The right of any participant or, if applicable, the participant's estate, to receive benefits under the provisions of this Plan shall be an unsecured claim against the general assets of the Company. Any amounts held in a Participant Account, including amounts that may be set aside by the Company for the purpose of meeting its obligations under this Plan, are a part of the Company's general assets and shall be reachable by the general creditors of the Company.

7.    STATEMENT OF ACCOUNT

     Statements will be sent to participants no less frequently than annually setting forth the value of their Participant Accounts.

8.   TRANSFERABILITY

     The rights of a participant under this Plan shall not be transferable other than by will or by the laws of descent and distribution and are exercisable during the participant's lifetime only by the participant or by his guardian or legal representative.

9.    PLAN ADMINISTRATOR

     The administrator of this Plan shall be a Committee of the Board of Directors of the Company from time to time designated by the Board. The Committee's members shall not be employees of the Company. The Committee shall have the authority to adopt rules and regulations for carrying out the Plan and to interpret, construe and implement the provisions of the Plan. The Committee may delegate some or all of its functions to another person as it may deem appropriate. The Board of Directors has designated the Management and Directors Committee of the Board of Directors as administrator of the Plan until further notice.

10.  AMENDMENT

     This Plan may at any time or from time to time be amended, modified or terminated by the Company's Board of Directors. No amendment, modification or termination shall, without the consent of a participant, adversely affect such participant's accruals in his or her Participant Account.

11.  GOVERNING LAW

     This Plan and any participant elections hereunder shall be interpreted and enforced in accordance with the laws of the State of New York.

12.  EFFECTIVE DATE

     The effective date of this Plan is January 1, 1999.

     IN WITNESS WHEREOF, the Company has caused its duly authorized officer to execute this Plan document on its behalf this ____ day of November, 1999.

HOME PROPERTIES OF NEW YORK, INC.


By: _____________________________________

Its: _____________________________________

                       HOME PROPERTIES OF NEW YORK, INC.

                      DIRECTOR DEFERRED COMPENSATION PLAN

                                 Election Form

To:  HOME PROPERTIES OF NEW YORK, INC.

      In accordance with the provisions of the Plan, I hereby elect to defer the annual compensation otherwise payable in (enter year) to me by the Company as follows:

     I .   AMOUNT OF COMPENSATION DEFERRAL (fill in percentage):

           _______ percentage of quarterly compensation*

           _______ percentage of director meeting fees*

     2.    DEFERRAL PERIOD (subject to Plan's payment terms) (check one):

           (     three years

           (     five years

           (     ten years

     In the event of my death before I have received all of the deferred payments, the payments which would have been paid to me shall be paid to my estate in the same manner I would have received them as noted above.

     This election is subject to all of the terms of the Home Properties of New York, Inc. Director Deferred Compensation Plan on file with the records of the Company.

Dated: ___________
                                      __________________________
                                      Signature of Director



Accepted on the ___ day of ___________, 19___,
on behalf of Home Properties of New York, Inc.


By: ___________________________________




*If less than 100% is elected to be deferred, the specified percentage will be deferred from each quarterly payment and/or meeting fee unless alternate directions are provided by the participant.

FEDERAL TAX ASPECTS

     The Plan is a non-qualified deferred compensation plan under the provisions of the Internal Revenue Code. At the time a Company contribution or a participant's deferral of compensation is made, it is intended that the participants will not recognize income, for Federal income tax purposes. In addition, assumed dividends will not be treated as income at the time they are credited to the participant accounts.

     Participants will recognize ordinary income at the time the Company contributions and participant deferrals, together with the earnings credited to these amounts, are actually paid out or made available to the participants. The amount of such ordinary income will equal the amount of cash received plus the fair market value, on the date of payment, of any shares paid or made available.

     The ultimate sale or exchange of any shares of common stock received under the Plan will result in either long-term or short-term capital gain, or loss depending on the holding period. A participant's basis in the shares will be the amount of income he recognizes at the time the shares were actually paid or made available to the participant.

     The Company is not entitled to deduct the amount of contributions or deferrals into the Plan or the assumed dividends credited to an account. Instead, the Company is entitled to take a deduction at the time a participant recognizes income. The amount of the deduction is the amount of income that a participant must recognize.

     For Social Security tax (F.I.C.A.) and Medicare tax purposes the Company contributions and participant deferrals under the Plan are taxable as "wages" at the time the amounts are paid.

     The Plan is not a tax-qualified plan under Section 401 (a) of the Internal Revenue Code and is not subject to ERISA. The Company has not received any ruling from the Internal Revenue Service concerning the tax consequences of the Plan.