Form 10-K/A
period 1999-12-31
HOME PROPERTIES OF NEW YORK INC
filed 2000-05-22
CIK 923118

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A
     (Mark One)

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

REASON FOR AMENDMENT

The Company has determined that the Series B Convertible Cumulative Preferred Stock contains certain contingent provisions that could cause it to be redeemable at the option of the holder and has revised its Balance Sheets and Statement of Stockholders' Equity at December 31, 1999 and for the year then ended to present this class of preferred stock outside of stockholders' equity. This revision had no effect on the Company's results of operations or cash flows.

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

                                                                 1999            1998            1997           1996           1995
                                                              Revised
Revenues:
Rental Income                                                $217,591        $137,557         $64,002        $42,214        $31,705
Other Income                                                   16,872          11,686           5,695          3,456          2,596
TOTAL REVENUES                                                234,463         149,243          69,697         45,670         34,301
Expenses:
Operating and maintenance                                      95,200          63,136          31,317         21,859         15,911
General & administrative                                       10,696           6,685           2,255          1,482          1,200
Interest                                                       39,558          23,980          11,967          9,208          6,432
Depreciation & amortization                                    37,350          23,191          11,200          8,077          6,258
Loss on available-for-sale securities                           2,123               -               -              -              -
Non-recurring acquisition expense                               6,225               -               -              -              -
TOTAL EXPENSES                                                191,152         116,992          56,739         40,626         29,801
Income before gain (loss) on disposition of
  property, minority interest and extraordinary
  item                                                         43,311          32,251          12,958          5,044          4,500
Gain (loss) on disposition of property                            457               -           1,283              -              -
Income before minority interest and
  extraordinary item                                           43,768          32,251          11,675          5,044          4,500
Minority interest                                              17,390          12,603           4,248            897            455
Income before extraordinary item                               26,378          19,648           7,427          4,147          4,045
Extraordinary item, prepayment penalties,
   net of allocation to minority interest                        (96)           (960)         (1,037)              -        (1,249)
Net income before preferred dividends                          26,282          18,688           6,390          4,147          2,796
Preferred dividends                                           (1,153)               -               -              -              -
Net income available to common shareholders                   $25,129         $18,688          $6,390         $4,147         $2,796
Net income per common share:
   Basic                                                        $1.34           $1.34            $.86           $.74           $.52
   Diluted                                                      $1.34           $1.33            $.84           $.74           $.52
Cash dividends declared per
   common share                                                 $1.97           $1.83           $1.74          $1.69          $1.66
Balance Sheet Data:
Real estate, before accumulated depreciation               $1,480,753        $940,788        $525,128       $261,773       $198,203
Total assets                                                1,503,617       1,012,235         543,823        248,631        181,462
Total debt                                                    669,701         418,942         218,846        105,176         91,119
Stockholders' equity (revised)                                448,390         361,956         151,432         83,030         75,780
Other Data:
Funds from Operations (1)                                     $89,132         $56,260         $24,345        $13,384        $11,025
Cash available for distribution (2)                           $78,707         $49,044         $21,142        $11,022         $9,348
Net cash provided by operating activities                     $90,571         $60,548         $27,285        $14,241         $9,811
Net cash used in investing activities                      ($190,937)      ($297,788)      ($102,460)      ($25,641)      ($21,348)
Net cash provided by financing activities                     $71,662        $266,877         $77,461        $12,111        $10,714
Weighted average number of shares outstanding:
    Basic                                                  18,697,731      13,898,221       7,415,888      5,601,027      5,408,474
    Diluted                                                18,800,907      14,022,329       7,558,167      5,633,004      5,408,474
Total communities owned at end of period*                         126              96              63             28             20
Total apartment units owned at end of period*                  33,807          23,680          14,048          7,176          5,650


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

                HOME PROPERTIES OF NEW YORK, INC.


         By:    /S/ DAVID P. GARDNER
                David P. Gardner
                Vice President,Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

         Date:  May 19, 2000

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

As discussed in the first paragraph of Note 7, the Balance Sheet and Statement of Stockholders' Equity as of December 31, 1999, and for the year then ended has been revised to present certain preferred stock outside of Stockholders' Equity.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Rochester, New York
January 31, 2000, except for Note 17, as to which the date is March 15, 2000, and the information in the first paragraph of Note 7, as to which the date is May 19, 2000.

        HOME PROPERTIES OF NEW YORK, INC.

           CONSOLIDATED BALANCE SHEETS
           DECEMBER 31, 1999 and 1998
 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             1999                     1998
                                                                         (Revised)
ASSETS
Real estate:
  Land                                                                   $194,468                 $119,221
  Buildings, improvements and equipment                                 1,286,285                  821,567
                                                                        1,480,753                  940,788
  Less:  accumulated depreciation                                      (  101,904)               (  65,627)
     Real estate, net                                                   1,378,849                  875,161
Cash and cash equivalents                                                   4,742                   33,446
Cash in escrows                                                            28,281                   17,431
Accounts receivable                                                         6,842                    6,269
Prepaid expenses                                                            9,423                    6,155
Deposits                                                                      897                      175
Investment in and advances to affiliates                                   63,450                   54,229
Deferred charges                                                            2,610                    2,749
Other assets                                                                8,523                   16,620
     Total assets                                                      $1,503,617               $1,012,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                   $618,901                 $418,942
Line of Credit                                                             50,800                        -
Accounts payable                                                           11,765                    8,300
Accrued interest payable                                                    3,839                    1,962
Accrued expenses and other liabilities                                      6,391                    4,962
Security deposits                                                          14,918                   11,404
     Total liabilities                                                    706,614                  445,570
Commitments and contingencies
Minority interest                                                         299,880                  204,709
8.36% Series B convertible cumulative preferred stock,
  liquidation preference of $25.00 per share; 2,000,000 shares
  issued and outstanding, net of issuance costs (revised)                  48,733                        -
                                                                       ----------               ----------
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized:
    9.0% Series A convertible cumulative preferred stock,
      liquidation preference of $21.00 per share; 1,666,667
      shares issued and outstanding                                        35,000                        -
   Common stock, $.01 par value; 80,000,000
     shares authorized; 19,598,464 and 17,635,000 shares
     issued and outstanding at December 31, 1999 and
     1998, respectively                                                       196                      177
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                        -                        -
   Additional paid-in capital (revised)                                   461,345                  401,814
   Distributions in excess of accumulated earnings                      (  38,294)               (  26,622)
   Unrealized loss on available-for-sale securities                             -               (   1,607)
   Treasury stock, at cost, 0 and 79,600 shares at December
    31, 1999 and 1998, respectively                                             -               (   1,863)
   Officer and director notes for stock purchases                       (   9,857)               (   9,943)
     Total stockholders' equity (revised)                                 448,390                  361,956
     Total liabilities and stockholders' equity                        $1,503,617               $1,012,235

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

      HOME PROPERTIES OF NEW YORK, INC.

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                           Officer/
                                              Preferred                              Distributions                         Director
                                               Stock at     Common Stock  Additional  in Excess of   Accumulated             Notes
                                            Liquidation     -------------    Paid-In   Accumulated Comprehensive Treasury for Stock
                                             Preference     Shares Amount    Capital      Earnings        Income    Stock  Purchase
                                              (Revised)                    (Revised)


Balance, January 1, 1997                   $  -          6,144,498    $61    $98,092     ($13,062)       $  -        $  -   ($2,061)
Issuance of common stock, net                            3,148,750     31     77,087                                        ( 2,272)
Interest on notes for stock
  Purchase                                                                                                                  (   223)
Net income                                                                                   6,390
Conversion of UPREIT Units
  for  stock                                                44,308      1        842
Purchase of treasury stock                                 (20,000)                                                (  426)
Dividends paid ($1.74 per share)                                                           (13,028)

Balance, December 31, 1997                    -          9,317,556     93    176,021       (19,700)          -     (  426)  ( 4,556)
Issuance of common stock, net                            8,301,072     83    205,483                                        ( 5,236)
Interest on notes for stock
 Purchase                                                                                                                   (   151)
Net income                                                                                  18,688
Unrealized loss on
  available-for-sale securities                                                                          (1,607)
Conversion of UPREIT Units for
  Stock                                                     75,972      1        800
Purchase of treasury stock                                 (59,600)                                               (1,437)
Adjustment of minority interest                                               19,510
Dividends paid ($1.83 per share)                                                           (25,610)

Balance, December 31, 1998                    -         17,635,000    177    401,814       (26,622)      (1,607)  (1,863)   ( 9,943)
Issuance of common stock, net                            2,025,288     20     50,290
Conversion of partnership interest for
   1,666,667 shares of Series A Preferred
    stock                                35,000                                  448
Payments on notes for stock purchase                                                                                            226
Interest on notes for stock purchase                                                                                           (140)
Net income                                                                                  26,282
Change in unrealized loss on available-
for-sale securities                                                                                       1,607
Conversion of UPREIT Units for stock                        63,476      1      1,322
Purchase and retirement of treasury stock                 (125,300)    (2)    (4,835)                                1,863
Adjustment of minority interest                                               12,306
Preferred dividends                                                                       (  1,057)
Dividends paid ($1.97 per share)                                                          ( 36,897)

Balance, December 31, 1999 (revised)    $35,000         19,598,464   $196   $461,345      ($38,294)            -         -  ($9,857)

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

7    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     REDEEMABLE PREFERRED STOCK

     On September 30, 1999, the Company privately placed 2,000,000 of its 8.36% Series B Convertible cumulative preferred stock ("Series B Preferred"), $25 liquidation preference per share. This offering generated net proceeds of approximately $48.7 million after offering costs of $1.3 million. The net proceeds were used to pay down Company borrowings. The Series B Preferred shares are convertible at any time by the holder into Common Shares at a conversion price of $29.77 per Common Share, equivalent to a conversion ratio of .8398 Common Shares for each Series B Preferred Share (equivalent to 1,679,543 Common Shares assuming 100% converted). The Series B Preferred Shares are non-callable for five years. Each Series B Preferred Share will receive the greater of a quarterly distribution of $0.5225 per share or the dividend paid on a share of common stock on an as converted basis. The Company has determined that the Series B Preferred shares contain certain contingent provisions that could cause such shares to be redeemable at the option of the holder and has revised its Balance Sheet and Statement of Stockholders' Equity at December 31, 1999 and for the year then ended to present this class of preferred stock outside of stockholders' equity.






     HOME PROPERTIES OF NEW YORK, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

     PREFERRED STOCK

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

        HOME PROPERTIES OF NEW YORK, INC.

7    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

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

4.19                  Directors Deferred Compensation Plan        Incorporated by reference to the
                                                                  Annual Report on Form 10-K for the
                                                                  fiscal year ended 12/31/99 (the
                                                                  "12/31/99 10-K")

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

10.34                 Second Amendment to Master Credit Facility  Incorporated by reference
                      Agreement, dated as of August 30, 1999      to the 12/31/99 10-K.
                      among Home Properties of New York, Inc.,
                      Home Properties of New York, L.P., Home
                      Properties WMF I LLC and Home Properties of
                      New York, L.P. and P-K Partnership doing
                      business as Patricia Court and Karen Court
                      and WMF Washington Mortgage Corp. and
                      Fannie Mae

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

10.38                 Amendment No. Twenty-Seven to the Second    Incorporated by reference to the
                      Amended and Restated Limited Partnership    12/29/99 S-3.
                      Agreement

10.39                 Amendments Nos. Twenty-Six and Twenty-Eight Incorporated by reference to the
                      through Thirty to the Second Amended and    12/31/99 10-K.
                      Restated Limited Partnership Agreement
10.40                 Registration Rights Agreement between Home  Incorporated by reference to the
                      Properties of New York, Inc. and GE Capital 12/31/99 10-K.
                      Equity Investment, Inc., dated 9/29/99

10.41                 Amendment to Partnership Interest Purchase  Incorporated by reference to the
                      Agreement and Exchange Agreement            12/29/99 S-3.

10.42                 2000 Stock Benefit Plan                     Incorporated by reference to the
                                                                  12/31/99 10-K.

11                    Computation of Per Share Earnings Schedule  Incorporated by reference to the
                                                                  12/31/99 10-K.
21                    List of Subsidiaries of  Home Properties of Incorporated by reference to the
                      New York, Inc.                              12/31/99 10-K.

23                    Consent of PricewaterhouseCoopers LLP       Filed herewith.

27                    Financial Data Schedule                     Filed herewith.