Form 10-Q
period 2000-03-31
HOME PROPERTIES OF NEW YORK INC
filed 2000-05-22
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                      FORM 10-Q

               (Mark One)

                    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2000

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

                             YES    X       NO


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class of Common Stock          Outstanding at April 30, 2000
                  $.01 par value                         20,256,772

           PART I - FINANCIAL INFORMATION
           ITEM 1. FINANCIAL STATEMENTS

                  HOME PROPERTIES OF NEW YORK, INC.

                     CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2000 AND DECEMBER 31, 1999
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         2000       1999
          ASSETS                                    (Unaudited)  (Note 1)
          Real estate:
            Land                                       $218,432   $194,468
            Buildings, improvements and equipment
                                                      1,434,203  1,286,285
                                                      ---------  ---------
                                                      1,652,635  1,480,753
            Less:  accumulated depreciation            (113,591)  (101,904)
                                                      ---------  ---------
               Real estate, net                       1,539,044  1,378,849

          Cash and cash equivalents                       7,390      4,742
          Cash in escrows                                32,610     28,281
          Accounts receivable                             7,048      6,842
          Prepaid expenses                               11,122      9,423
          Deposits                                           86        897
          Investment in and advances to affiliates       63,629     63,450
          Deferred charges                                2,811      2,610
          Other assets                                    9,789      8,523
                                                       --------  ---------
               Total assets                          $1,673,529 $1,503,617
                                                      ========   =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Mortgage notes payable                       $730,201   $618,901
          Line of Credit                                 60,500     50,800
          Accounts payable                               13,543     11,765
          Accrued interest payable                        4,775      3,839
          Accrued expenses and other liabilities          6,063      6,391
          Security deposits                              16,818     14,918
                                                       --------   --------
               Total liabilities                        831,900    706,614
                                                       --------   --------
          Commitments and contingencies
          Minority interest                             331,400    299,880
                                                       --------   --------
          8.36% Series B convertible cumulative
            preferred stock, liquidation preference
            of $25.00 per share; 2,000,000 shares
            issued and outstanding, net of issuance
            costs                                        48,733     48,733
                                                        -------   --------
          Stockholders' equity:

             Preferred stock, $.01 par value;
              10,000,000 shares authorized:
              9.0% Series A convertible cumulative
              preferred stock, liquidation preference
              of $21.00 per share; 1,666,667 shares
              issued and outstanding                     35,000     35,000
             Common stock, $.01 par value; 80,000,000
              shares authorized;
              20,118,715 and 19,598,464 shares
              issued and outstanding at
              March 31, 2000 and December 31, 1999,
              respectively                                  201        196
             Excess stock, $.01 par value; 10,000,000
              shares authorized; no shares issued             -          -
             Additional paid-in capital                 478,402    461,345
             Distributions in excess of accumulated
              earnings                                  (42,237)   (38,294)
             Officer and director notes for stock
              purchases                                 ( 9,870)   ( 9,857)
                                                        -------    -------
               Total stockholders' equity               461,496    448,390
                                                       --------   --------
               Total liabilities and stockholders'
                 equity                              $1,673,529 $1,503,617
                                                      =========  =========
          The accompanying notes are an integral part of these consolidated financial statements.

                          HOME PROPERTIES OF NEW YORK, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED
                    MARCH 31, 2000 AND 1999
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                        2000          1999
                                        ----          ----
    Revenues:
      Rental income                    $67,845       $43,943
      Property other income              2,293         1,286
      Interest and dividend income       1,627         1,895
      Other income                         599           642
                                       -------        ------
    Total revenues                      72,364        47,766
                                       -------        ------
    Expenses:

      Operating and maintenance         30,955        20,999
      General and administrative         3,122         2,156
      Interest                          12,905         7,716
      Depreciation and amortization     11,740         7,541
                                       -------        ------
    Total expenses                      58,722        38,412
                                       -------        ------
    Income before minority interest     13,642         9,354
    Minority interest                    5,160         3,343
                                       -------        ------
    Net income before preferred
          dividends                      8,482         6,011
    Preferred dividends                 (1,928)            -
                                       -------        ------
    Net income available to
          common shareholders          $ 6,554       $ 6,011
                                       =======        ======
    Per share data:
            Net income - Basic           $ .33          $.34
                                       =======        ======
                       - Diluted         $ .33          $.33
                                       =======        ======
   Weighted average number of
     shares outstanding - Basic     19,828,714    17,871,753
                                    ==========    ==========
                       - Diluted    19,945,995    17,960,058
                                    ==========    ==========



          The accompanying notes are an integral part of these consolidated financial statements.

                          HOME PROPERTIES OF NEW YORK, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                   MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)

                                                    2000          1999
                                                    ----          ----
          Cash flows from operating activities:
            Net income                            $8,482        $6,011
                                                   -----         -----
            Adjustments to reconcile net income
            to net cash provided by operating
            activities:
               Equity in income of HP Management
                and Conifer Realty                   176        (  178)
               Income allocated to minority
                interest                           5,160         3,343
               Depreciation and amortization      11,867         7,753
               Unrealized loss on available-for-
                sale securities                        -         1,169
               Loss on disposition of property         -            16
               Changes in assets and liabilities:
                  Other assets                   ( 2,275)       (2,446)
                  Accounts payable and accrued
                   liabilities                     4,286        (1,867)
                                                  ------        ------
                    Total adjustments             19,214         7,790
                                                  ------        ------
                    Net cash provided by
                     operating activities         27,696        13,801
                                                  ------        ------
          Cash flows used in investing activities:
             Purchase of properties, net of
               mortgage notes assumed
               and UPREIT Units issued          ( 35,960)     (  8,055)
             Additions to properties            ( 14,156)     (  8,218)
             Deposits on property                    811      (    513)
             Advances to affiliates             (  8,816)     (  5,975)
             Payments on advances to affiliates    8,461         7,550
             Other                                     -            59
                                                 -------       -------
               Net cash used in investing
                activities                      ( 49,660)      (15,152)
                                                 -------       -------
          Cash flows from financing activities:
             Proceeds from sale of common stock   12,059        11,031
             Purchase of treasury stock                -       ( 1,863)
             Proceeds from mortgage notes payable 30,000             -
             Payments of mortgage notes payable  ( 1,744)      (   982)
             Proceeds from line of credit         12,500             -
             Payments on line of credit          ( 2,800)            -
             Additions to deferred loan costs    (   330)      (     2)
             Additions to and payments received
               from cash escrows                 ( 4,329)          425
             Dividends and distributions paid    (20,744)      (13,363)
                                                  ------        ------
                Net cash provided by (used  in)
                  financing activities            24,612        (4,754)
                                                  ------        ------
          Net increase (decrease) in cash          2,648      (  6,105)
          Cash and cash equivalents:
             Beginning of period                   4,742        33,446
                                                  ------        ------
             End of period                       $ 7,390       $27,341
                                                  ======        ======
          Supplemental disclosure of cash flow
          information:
            Cash paid for interest               $11,840      $  7,422
                                                  ======       =======

          The accompanying notes are an integral part of these consolidated financial statements.

                          HOME PROPERTIES OF NEW YORK, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

          1.   Unaudited Interim Financial Statements

               The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally
               accepted accounting principles are omitted.   The  year-end
               balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A, as filed with the Securities and Exchange Commission on May 22, 2000.

          2.   Organization and Basis of Presentation

               Organization
               Home Properties of New York, Inc. (the "Company") was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of March 31, 2000, the Company operated 297 apartment communities with 47,155 apartments. Of this total, the Company owned 135 communities, consisting of 36,331 apartments, managed as general partner 7,690 apartments and fee managed 3,134 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

               Basis of Presentation
               The accompanying consolidated financial statements include the accounts of the Company and its 60.6% (64.4% at March
               31, 1999) general partnership interest in the Operating Partnership. The remaining 39.4% (35.6% at March 31, 1999) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary (QRS) of Home Properties of New York, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

          3.   Earnings Per Common Share

               Basic earnings per share ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and the conversion of any cumulative convertible preferred stock. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership. Net income available to common shareholders is the same for both the basic and diluted calculation.

                          HOME PROPERTIES OF NEW YORK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
             (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


          3.   Earnings Per Common Share Cont'd

               The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the three months ended March 31, 2000 and 1999 is as follows:

                                                      2000          1999
                                                      ----          ----
                Basic weighted average number of
                 shares outstanding               19,828,714    17,871,753
                Effect of dilutive stock options     117,281        88,305
                                                  ----------    ----------
                Diluted weighted average number of
                 shares outstanding               19,945,995    17,960,058
                                                  ==========    ==========

               Unexercised stock options to purchase 587,100 and 325,400 shares of the Company's common stock were not included in
               the   computations  of  diluted  EPS  because  the  options'
               exercise prices were greater than the average market price of the company's stock during the three month period ended March 31, 2000 and 1999, respectively. For the three month period ended March 31, 2000, the 1,666,667 shares of the 9% Series A Convertible Cumulative Preferred Stock ("Series A Preferred") and the 2,000,000 shares of 8.36% Series B Convertible Cumulative Preferred Stock ("Series B Preferred") on an as-converted basis has an antidilutive effect and is not included in the computation of diluted EPS.

          4.         Comprehensive Income

               Total comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                     2000          1999
                                                     ----          ----
             Net income available to common
               shareholders                         $6,554        $6,011
             Comprehensive income:
               Unrealized  loss on available-for-
                sale securities before minority
                interest                                 -       ( 1,169)
                                                     -----         -----
             Net comprehensive income              $ 6,554        $4,842
                                                     =====         =====

          5.          Other Income

                Other income for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                     2000          1999
                                                     ----          ----
               Management fees                       $439          $374
               Development fees                       311            62
               Other                                   25            28
               Management Companies                  (176)          178
                                                     ----          ----
                                                     $599          $642

          Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% of the economic interest in the Management Companies.

                            HOME PROPERTIES OF NEW YORK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
             (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

               The Company's share of income from the Management Companies for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                     2000          1999
                                                     ----          ----
               Management fees                       $868          $922
               Development fees                     1,362         1,303
               Miscellaneous                            9            35
               General and administrative          (1,855)       (1,754)
               Interest expense                    (  428)       (  202)
               Other expenses                      (  141)       (  116)
                                                   ------         -----
               Net income                          ( $185)         $188
                                                    =====         =====
               Company's share                     ( $176)         $178
                                                    =====         =====

          6.   Segment Reporting

               The Company is engaged in one primary business segment - the ownership and management of market rate apartment communities (segregated as Core and Non-core properties). Company management views each apartment community as a separate component of the operating segment.

               Non-segment  revenue to reconcile total revenue consists
               of unconsolidated management and development fees and interest
               income.   Non-segment assets to reconcile to total assets
               include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deposits, investments in and advances to affiliates, deferred charges and other assets.

               Core properties consist of all apartment communities which have been owned more than one full calendar year.
               Therefore, the 2000 Core represents communities owned as of December 31, 1998. Non-core properties consist of apartment communities acquired during 1999 and 2000, such that full year comparable operating results are not available.

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

               HOME PROPERTIES OF NEW YORK, INC.

               6.   Segment Reporting (Continued)


               The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows for the three month period ended March 31, 2000, and 1999.

                                                          2000     1999
                                                          ----     ----
               Revenues
               Apartments owned
                 Core properties                        $47,410   $44,967
                 Non-core properties                     22,728       262
               Reconciling items                          2,226     2,537
                                                         ------    ------
               Total Revenue                            $72,364   $47,766
                                                         ======    ======

               Profit (loss)
               Funds from operations:
               Apartments owned
                 Core properties                         25,651    24,059
                 Non-core properties                     13,532       171
               Reconciling items                          2,226     2,537
                                                         ------    ------
               Segment contribution to FFO               41,409    26,767

               General & administrative expenses        ( 3,122)   (2,156)
               Interet expense                          (12,905)   (7,716)
               Unconsolidated depreciation                  143        68
               Non-real estate depreciation/amort.      (   118)   (   64)
               Loss on sale of real estate                    -        16
                                                         ------     -----
               Funds from Operations                     25,407    16,915

               Depreciation - apartments owned          (11,622)  ( 7,477)
               Unconsolidated depreciation              (   143)  (    68)
               Loss on disposition of properties              -   (    16)
               Minority interest in earnings            ( 5,160)  ( 3,343)
                                                         ------    ------
               Net Income before preferred dividends    $ 8,482   $ 6,011
                                                         ======    ======




               Assets

               Apartments owned                      $1,539,044   $885,073
               Reconciling items                        134,485    130,284
                                                      ---------  ---------
               Total Assets                          $1,673,529 $1,015,357
                                                      =========  =========

                         HOME PROPERTIES OF NEW YORK, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


          7.   Pro Forma Financial Information

                                             Pro Forma Combined Statement of
                                             Operations For the Three Months
                                             Ended March 31, 2000
                                             -------------------------------
                                          Home
                                          Properties   Pro Forma   Company
                                          Historical   Adjustment  Pro Forma
                                          ----------   ----------  ---------
           Revenue:
             Rental income                   $67,845     $ 4,552     $72,397
             Property other income             2,293         142       2,435
             Interest and dividend income      1,627           -       1,627
             Other income                        599           -         599
                                              ------      ------      ------
           Total Revenues                     72,364      77,058       4,694

           Expenses:
             Operating and Maintenance        30,955       1,766      32,721
             General and administrative        3,122         141       3,263
             Interest                         12,905       1,745      14,650
             Depreciation and amort.          11,740         803      12,543
                                              ------      ------      ------
           Total Expenses                     58,722       4,455      63,177
                                              ------      ------      ------

           Income before minority interest   $13,642     $   239      13,881
                                              ======      ======

           Minority Interest                                           5,512
                                                                       -----
           Net income before preferred dividends                       8,369

           Preferred dividends                                        (1,928)
                                                                       -----
           Net income available to
               common shareholders                                    $6,441
                                                                      ======
           Net income per common share
               - Basic                                                 $0.32
                                                                      ======
               - Diluted                                               $0.32
                                                                      ======
           Weighted average number of
              shares outstanding - Basic                          19,828,714
                                                                   =========
                                 - Diluted                        19,945,995
                                                                  ==========

     The pro forma information was prepared as if the transactions related to the acquisition of the Old Friends Apartments (on February 1, 2000, 51 units for $2,000), the Gateside Portfolio (on March 15, 2000, 2,113 units for $135,200), and the Detroit Communities (on March 22, 2000, 360 units for $14,400) had occurred on January 1, 2000.

     Adjustments to the pro forma combined statements of operations for the three months ended March 31, 2000, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 2000 to the acquisition date.

                         HOME PROPERTIES OF NEW YORK, INC.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

          The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of March 31, 2000 and 1999 and for the three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

          As of March 31, 2000 the Company had an unsecured line of credit from M & T Bank of $100 million with $60.5 million outstanding. Borrowings under the line of credit bear interest at the Company's option, at either 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institution. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will
          effect   the  Company's  results  of  operations  and   financial
          condition. The unsecured credit facility expires on September 4, 2000.

          To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of March 31, 2000, the Company owned twenty-five properties with 4,205 apartment units, which were unencumbered by debt.

          In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of
          shares  of  common stock or other securities.   During  1998, $125.6
          million  of common shares were issued  from  this  and  a previous
          shelf  registration  in  various  public  and   private offerings.
          There has been no activity during 1999 or 2000 relative to this shelf. The available balance on the shelf at March 31, 2000 is $333.7 million.

          On September 30, 1999, the Company completed the sale of $50 million of Series B cumulative convertible preferred stock in a private transaction with GE Capital.

          On December 22, 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December, 1996 for $35 million) were converted to Series A Cumulative Convertible Preferred shares ("Series A Preferred").

                          HOME PROPERTIES OF NEW YORK, INC.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONT'D

          The  issuance of UPREIT Units for property acquisitions continues to
          be  a  significant  source of capital.   During  1999,  8,147
          apartment units in four separate transactions were acquired for a
          total  cost  of  $389  million  using  UPREIT  Units  valued   at
          approximately  $149 million, with the balance  paid  in  cash  or
          assumed  debt.   During  the first three months  of  2000,  2,524
          apartment units in three separate transactions were acquired for a total cost of $152 million using UPREIT Units valued at approximately $39 million, with the balance paid in cash or assumed debt.

          During 1999, over $49 million of common stock was issued under the Company's DRIP. An additional $11.9 million has been raised through the DRIP program during the first three months of 2000.

          The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1999, the Company repurchased 125,300 shares at a cost of $3.0 million. No additional shares were repurchased during the first quarter of 2000.

          As of March 31, 2000, the weighted average rate of interest on mortgage debt is 7.4% and the weighted average maturity is approximately 10 years. Approximately 88% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

          The following table sets forth information regarding the mortgage indebtedness at March 31, 2000.

                                                                        Principal
                                               Interest                 Balance as of
                                               Rate as of     Maturity  March 31, 2000
          Communities         Location         March 31, 2000  Date       (000's)
          -----------         -------          -------------- -------   --------------
  Fixed Rate:

  Philadelphia (2 properties) Philadelphia, PA     8.0000    10/01/00     25,318
  Philadelphia (2 properties) Philadelphia, PA     8.5000    11/01/01      4,687
  Royal Gardens               Piscataway, NJ       7.6600    08/01/02     11,310
  The Colony                  Mount Prospect, IL   7.6000    08/01/02     16,121
  New York (4 properties)     Upstate, NY          7.7500    11/01/02     19,118
  Broadlawn                   Bryn Mawr, PA        8.1700    08/01/03     11,959
  Racquet Club                Levittown, PA        7.6250    11/01/03     11,922
  Curren Terrace              Norristown, PA       8.3550    11/01/03      9,412
  Rolling Park                Baltimore, MD        7.8750    11/01/03      2,788
  Sherry Lake                 Conshohocken, PA     7.8750    01/01/04      6,406
  Glen Manor                  Glenolden, PA        8.1250    05/01/04      3,631
  Colonies                    Steger, IL           8.8750    05/01/04     12,247
  Springcreek/Mendon          Dansville, NY        7.6300    08/01/04*     3,080
  William Henry               Malvern, PA          7.6400    10/01/05     14,320
  Idylwood                    Cheektowaga, NY      8.6250    11/01/05      9,197
  Carriage Hill               Dearborn, MI         7.3600    01/01/06      3,821
  Carriage Park               Dearborn, MI         7.4800    01/01/06      5,506
  Cherry Hill Village         Dearborn, MI         7.9900    01/01/06      4,465
  Castle Club                 Morrisville, PA      9.5500    03/01/05      3,751
  Mid-Island                  Bay-Shore, NY        7.5000    05/01/06*     6,675
  Newcastle                   Rochester, NY        7.9000    07/31/06*     6,000
  Country Village             Bel Air, MD          8.3850    08/01/06      6,589
  Raintree                    Tonawanda, NY        8.5000    11/01/06      6,268
  Woodgate                    Spencerport, NY      7.8650    01/01/07      3,396
  Strawberry Hill             Baltimore, MD        8.2550    05/01/07      2,049
  Seminary Towers             Alexandria, VA       8.3100    07/01/07      5,120
  Pavilion                    Rockville, MD        7.4500    01/01/08      3,916
  Maple Lane                  South Bend, IN       7.2050    01/01/08      5,946
  Valley Park South           Bethlehem, PA        6.9300    01/01/08      9,939
  Hamlet Court                Rochester, NY        7.1100    02/01/08      1,758
  Candlewood Apartments       Mishawaka, IN        7.0200    02/01/08      7,747
  Detroit (10 properties)     Detroit, MI          7.5100    06/01/08     48,332
  Canterbury                  Baltimore, MD        7.6700    06/01/08      2,192
  Sherwood Gardens            Levittown, PA        6.9800    07/01/08      3,052
  Golf Club                   West Chester, PA     6.5850    12/01/08     17,060
  Mansion House               Bryn Mawr, PA        7.5000    01/01/09        688
  Philadelphia (4 properties) Philadelphia, PA     8.0000    07/28/09     15,750
  Old Friends                 Baltimore, MD        6.7300    08/01/09      2,408
  Conifer Village             Baldwinsville, NY    7.2000    06/01/10      2,610
  Ridgeway                    Lansdowne, PA        8.3750    11/01/10      1,156
  Multi-Property (3)          Various              7.2500    01/01/11     32,978
  Multi-Property (7)          Various              6.1600    01/01/11     58,881
  Timbercroft                 Owings Mills, MD     8.5000    05/01/11        938
  Timbercroft                 Owings Mills, MD     8.0000    02/01/12      1,258
  Village Square              Glen Burnie, MD      7.0000    11/01/12      1,040
  Baltimore (2 properties)    Baltimore, MD        6.9900    05/01/13     20,004
  Multi-Property (22)         Various              6.4750    08/31/13    100,000
  Deerfield Woods             Dearborn, MI         7.0000    01/01/14      3,458
  Springwells                 Dearborn, MI         8.0000    07/01/15     11,520
  Pines of Perinton           Fairport, NY         8.5000    05/01/18      8,622
  Canterbury                  Baltimore, MD        8.2500    06/01/18      6,778
  Pavilion                    Rockville, MD        8.0000    11/01/18      8,874
  Bonnie Ridge                Baltimore, MD        6.6000    12/15/18     19,372
  Timbercroft                 Owings Mills, MD     8.3750    06/01/19      5,806
  Canterbury                  Baltimore, MD        7.5000    09/01/19      3,703
  Fairways at Village Green   Tonawanda, NY        8.2300    10/01/19      4,330
  Raintree Island             Tonawnada, NY        8.5000    04/30/20      1,156
  Chestnut Crossing           Newark, DE           9.3400    07/01/20      9,936
  Macomb Manor                Dearborn, MI         8.6300    06/01/21      4,075
  Village Square              Glen Burnie          8.1250    08/01/21      6,577
  Doub Meadow                 Hagerstown, MD       7.5000    10/01/21      2,904
  Canterbury                  Baltimore, MD        7.5000    11/01/21      2,576
  Shakespeare Park            Randallstown, MD     7.5000    01/01/24      2,624
  Gateway Village             Jessup, MD           8.0000    05/01/30      6,396
  Owings Run                  Owings Mills, MD     8.0000    10/01/35     17,647
  Owings Run                  Owings Mills, MD     8.0000    06/01/36     14,703
                                                                         -------
                                                                         693,866
                                                                         -------
  Variable Rate:

  Maple Lane                  South Bend, IN       5.950     07/27/07      6,335
  M&T Multi-Property                      30 day LIBOR+125%  06/15/00     30,000
  M&T (unsecured) Line of Credit          30 day LIBOR+125%  09/04/00     60,500
                                                                          ------
                                                                          96,835
                                                                          ------
                                                                        $790,701
                                                                         =======

          * The interest rate on these mortgages will convert to a variable rate on various dates between 2000 and 2003 and continue until maturity.

          Results of Operations

          Comparison of three months ended March 31, 2000 to the same period in 1999

          The Company had 96 apartment communities with 23,680 units which were owned during both of the three month periods being presented (the "Core Properties"). The Company has acquired an additional 39 apartment communities with 12,651 units during 1999 and 2000 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for three months ended March 31, 2000.

          A summary of the Core Property net operating income is as follows:


                                  2000           1999      %Change
                                  ----           ----       ------

     Rent                      $45,798,000   $43,675,000     4.9%
     Property other income       1,612,000     1,292,000    24.8%
                                ----------    ----------    ----
     Total income               47,410,000    44,967,000     5.4%
     Operating and Maintenance (21,759,000)  (20,908,000)   (4.1)%
                                ----------    ----------     ---
     Net operating income      $25,651,000   $24,059,000     6.6%
                                ==========    ==========     ===

          Of the $23,902,000 increase in rental income, $21,779,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 5.6% in weighted average rental rates, less a decrease in occupancy from 94.7% to 94.1%.

          Of the $1,007,000 increase in property other income, $687,000 is attributable to the Acquired Communities, with $320,000
          representing a 24.8% increase for the Core Properties.   This
          increase for the Core Properties reflects increased furniture/corporate/cable revenue, application fees, late charges and interest income on escrow deposits.

          Interest and dividend income decreased $268,000, with interest income from increased levels of financing to affiliates more than offset by a reduction of $395,000 in dividend income from investments in available-for-sale securities .

          Other income decreased by $43,000 due primarily to an increased level of management and development activity, offset by interest expense on land purchased for future development.

          Of the $9,956,000 increase in operating and maintenance expenses, $9,105,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 4.1% increase over 1999. The major areas of increase in the Core Properties occurred in utilities, repairs and maintenance, property insurance and real estate taxes, offset in part by a savings in snow removal costs.

          General and administrative expense increased in 2000 by $966,000, or 45%. General and administrative expenses as a percentage of total revenues was 4.3% and 4.5% for 2000 and 1999, respectively.

          Funds From Operations

          Management  considers  funds from operations  ("FFO")  to  be  an
          appropriate measure of performance of an equity REIT.   Effective
          January   1,  2000  the  National  Association  of  Real   Estate
          Investment Trusts ("NAREIT") clarified the White Paper definition of FFO as income (loss) before gains (losses) from the sale of property and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.


          The calculation of FFO for the previous six quarters are presented below:

                                 March 31   Dec. 31    Sept. 30   June 30  March 31   Dec. 31
                                 2000        1999        1999       1999    1999       1998
                                 --------   -------    --------   -------  --------   -------
       Net income available
        to common shareholders    $6,554     $7,931     $5,010     $6,191   $6,011     $5,388
       Preferred dividends         1,928      1,141          -          -        -          -
       Minority interest           5,160      6,524      4,137      3,386    3,343      3,408
       Extraordinary item              -          -         96          -        -        514
       Non-recurring
         acquisition expense           -      6,225          -          -        -          -
       Depreciation from real
         property                 11,622     11,717      9,574      8,247    7,477      8,183
       Depreciation from real
         property from
         unconsolidated entities     143         90        147        153       84        393
       (Gain) Loss from sale
          of property                  -          -          -      1,650*       -          -
                                  ------     ------      -----      -----    -----      -----
       FFO (as previously
         reported)               $25,407    $27,403    $25,189    $19,627  $16,915    $17,886
       Non-recurring
          acquisition expense          -          -     (6,225)         -        -          -
       Loss on available-for-
          sale securities              -          -          -    ( 2,123)       -          -
                                  ------     ------     ------     ------   ------    -------
       FFO                       $25,407    $27,403    $18,964    $17,504  $16,915    $17,886
                                 =======    =======     ======     ======   ======     ======
       Weighted average common
          shares/units
          outstanding - Basic     34,123.2  35,116.1    34,485.9   28,530.2 27,810.1   27,129.4
                                 ========   =======     =======    =======  =======    =======
                     - Diluted    37,586.7  36,904.1    34,630.9   28,634.8 27,898.4   27,245.7
                                 ========   =======     =======    =======  =======    =======

          * Includes the loss from disposition of property investment separately disclosed as loss on available-for-sale securities.

          Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring items. The presentation above includes FFO as previously reported, as well as FFO as recalculated under the classified definition.

          All  REITs may not be using the strict White Paper definition for
          new FFO.   Accordingly, the above presentation may not be
          comparable to other similarly titled measures of FFO of other REITs.

          Impact of the Year 2000 on System Processing

          The  Year  2000  ("Y2K")  problem  concerned  the  inability   of
          information systems to properly recognize and process date-sensitive information beyond January 1, 2000. As a result, the Y2K problem could have affected any system that uses date data, including mainframes, PCs, and embedded microprocessors that control security systems, call processing systems, building climate systems, elevators, office equipment and fire alarms.

          Since January 1, 2000 and the critical leap year date, the Company has not experienced any disruption to its business operations as a result of Y2K compliance problems. One software application displayed the wrong date in a non-critical field. The date display is purely cosmetic and an updated version was installed during the first quarter of 2000. The Company will continue to monitor the operation of its computers and microprocessor controlled systems for any Y2K related problems.

          Recent Accounting Pronouncements

          The Company is evaluating the time period over which it recognizes revenue relating to development fees earned relative to its affordable housing activities in connection with Staff Accounting Bulletin 101. An adjustment, if any, is not expected to have a material effect on reported results of operations or financial position.

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

          Declaration of Dividend

          On May 2, 2000, the Board of Directors approved a dividend of $.53 per share for the period from January 1, 2000 to March 31, 2000.
          This is the equivalent of an annual distribution of $2.12 per share. The dividend is payable May 27, 2000 to shareholders of record on May 18, 2000.


                             PART II - OTHER INFORMATION

                          HOME PROPERTIES OF NEW YORK, INC.



          Item 6.  Exhibits and Reports or Form 8-K

          (a)  Exhibits:

                4.1 Home Properties of New York, Inc. Amendment Number One
                    to Amended and Restated Stock Benefit Plan

               10.1 Home Properties of New York, Inc. Home Properties of
                    New York, L.P. Amendment Number One to Executive Retention Plan

               10.2 Amendments No. Thirty-One and Thirty-Two to the
                    Second Amended and Restated Limited Partnership Agreement.

          (b)  Reports or Form 8-K:

               - Form 8-K was filed on April 4, 2000, date of report November 5, 1999 with respect to various items 2 and 5 disclosures, including: (1) the Operating Partnership's acquisition of six multifamily apartment communities and two parcels of vacant land, located in the suburbs of Philadelphia, Pennsylvania for a total purchase price of $135.9 million; (2) three other unrelated transactions in which the Operating Partnership acquired four multifamily residential properties.

               - Form 8-K/A was filed on May 19, 2000 to amend the Form 8-K filed on April 4, 2000 and included the item 7 disclosures of the financial statement information.

                    SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      HOME PROPERTIES OF NEW YORK, INC.
                                           (Registrant)


                      Date:                 May 22, 2000

                      By:  /s/ David P. Gardner
                           --------------------
                           David P. Gardner
                           Vice President, Chief Financial Officer
                           and Treasurer


                      Date:                 May 22, 2000

                      By:  /s/ David P. Gardner
                           --------------------
                           David P. Gardner
                           Vice President, Chief Financial Officer
                           and Treasurer