Form 10-Q
period 2000-06-30
HOME PROPERTIES OF NEW YORK INC
filed 2000-08-10
CIK 923118

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                    FORM 10-Q

         (Mark One)

                  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2000

                                       OR

                  (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 1-13136

                        HOME PROPERTIES OF NEW YORK, INC.

                  (Exact name of registrant as specified in its charter)

                                   MARYLAND
                                   --------
            (State or other jurisdiction of incorporation or organization)

                                   16-1455126

                   (IRS Employer Identification Number)



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

                                             YES    X       NO
                                                 --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class of Common Stock
                    $.01 par value

             Outstanding at July 31, 2000

                      20,835,028

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

             HOME PROPERTIES OF NEW YORK, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS

          JUNE 30, 2000 AND DECEMBER 31, 1999
     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        2000                 1999
                                                                                        ----                 ----
ASSETS                                                                              (Unaudited)             (Note 1)
Real estate:
  Land                                                                                 $220,424            $194,468
  Buildings, improvements and equipment                                               1,466,149           1,286,285
                                                                                     ----------          ----------
                                                                                      1,686,573           1,480,753
  Less:  accumulated depreciation                                                      (126,095)           (101,904)
                                                                                    -----------          ----------
         Real estate, net                                                             1,560,478           1,378,849

Cash and cash equivalents                                                                45,026               4,742
Cash in escrows                                                                          34,728              28,281
Accounts receivable                                                                       7,632               6,842
Prepaid expenses                                                                          6,400               9,423
Deposits                                                                                    959                 897
Investment in and advances to affiliates                                                 65,917              63,450
Deferred charges                                                                          3,133               2,610
Other assets                                                                             10,012               8,523
                                                                                  -------------      --------------
         Total assets                                                                $1,734,285          $1,503,617
                                                                                     ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                                                 $747,955            $618,901
Line of Credit                                                                                -              50,800
Accounts payable                                                                         11,852              11,765
Accrued interest payable                                                                  4,557               3,839
Accrued expenses and other liabilities                                                    6,113               6,391
Security deposits                                                                        17,264              14,918
                                                                                   ------------         -----------
         Total liabilities                                                              787,741             706,614
                                                                                    -----------          ----------

Minority interest                                                                       365,226             299,880
                                                                                    -----------          ----------
8.36% Series B convertible cumulative preferred stock,
    liquidation preference of $25.00 per share; 2,000,000 shares
    issued and outstanding, net of issuance costs                                        48,733              48,733
                                                                                   ------------         -----------
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized:
   9.0% Series A convertible cumulative preferred stock,
      liquidation preference of $21.00 per share; 1,666,667 shares                       35,000              35,000
      issued and outstanding
   8.75% Series C convertible cumulative preferred stock, liquidation
      preference of $100 per share; 600,000 shares issued and outstanding                59,500                   -
   8.775% Series D convertible cumulative preferred stock, liquidation
      preference of $100 per share; 250,000 shares issued and outstanding                25,000                   -
   Common stock, $.01 par value; 80,000,000 shares authorized;
     20,687,609 and 19,598,464 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively                                      206                 196
   Excess stock, $.01 par value; 10,000,000
    shares authorized; no shares issued                                                       -                   -
   Additional paid-in capital                                                           468,161             461,345
   Distributions in excess of accumulated earnings                                      (45,487)        (    38,294)
   Officer and director notes for stock purchases                                     (   9,795)        (     9,857)
                                                                                  --------------     --------------
         Total stockholders' equity                                                     532,585             448,390
                                                                                   -------------       ------------
         Total liabilities and stockholders' equity                                  $1,734,285          $1,503,617

                                                                                  ==========          ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               2000                     1999
                                                               ----                     ----
Revenues:

  Rental income                                               $141,736                 $89,374
  Property other income                                          5,081                   2,689
  Interest and dividend income                                   3,635                   3,812
  Other income                                                      76                   1,548
                                                          ------------             -----------

Total revenues                                                 150,528                  97,423
                                                          ------------             -----------

Expenses:

  Operating and maintenance                                     61,613                  40,963
  General and administrative                                     6,320                   4,327
  Interest                                                      27,390                  15,676
  Depreciation and amortization                                 24,607                  15,860
  Loss on available-for-sale securities                              -                   2,123
                                                          ------------             -----------
Total expenses                                                 119,930                  78,949
                                                          ------------             -----------

Income before gain (loss) on disposition of
   property and minority interest                               30,598                  18,474
Gain (loss) on disposition of property                            (462)                    457
                                                          ------------             -----------
Income before minority interest                                 30,136                  18,931
Minority interest                                               11,561                   6,729
                                                          ------------            ------------
Net income                                                      18,575                  12,202
Preferred dividends                                             (4,462)                      -
                                                           -----------            ------------

Net income available to common shareholders                    $14,113                 $12,202
                                                          ============           =============

Per share data:
  Net income - Basic                                            $ .70                     $.67
                                                                =====                     ====
             - Diluted                                          $ .70                     $.67
                                                                =====                     ====

Weighted average number of shares
  outstanding - Basic                                      20,117,984               18,159,499
                                                           ==========               ==========
              - Diluted                                    20,247,104               18,252,321
                                                           ==========               ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
            (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  2000                    1999
                                                                  ----                    ----
Revenues:

  Rental income                                                $73,891                 $45,431
  Property other income                                          2,788                   1,386
  Interest and dividend income                                   2,008                   1,917
  Other income (loss)                                             (523)                    906
                                                         --------------            --------------

Total revenues                                                  78,164                  49,640
                                                           -----------             -----------

Expenses:

  Operating and maintenance                                     30,658                  19,963
  General and administrative                                     3,198                   2,171
  Interest                                                      14,485                   7,960
  Depreciation and amortization                                 12,867                   8,319
  Loss on available-for-sale securities                              -                   2,123
                                                           -----------            ------------
Total expenses                                                  61,208                  40,536
                                                           -----------             -----------

Income before gain (loss) on disposition of
  property and minority interest                                16,956                   9,104
Gain (loss) on disposition of property                            (462)                    473
                                                          -------------           ------------

Income before minority interest                                 16,494                   9,577
Minority interest                                                6,401                   3,386
                                                          ------------            ------------

Net income                                                      10,093                   6,191
Preferred dividends                                            ( 2,534)                      -
                                                          ------------            ------------

Net income available to common shareholders                     $7,559                 $ 6,191
                                                           ===========             ===========

Per share data:
  Net income - Basic                                            $ .37                     $.34
                                                                =====                     ====
             - Diluted                                          $ .37                     $.33
                                                                =====                     ====

Weighted average number of shares
  outstanding - Basic                                      20,407,253               18,444,084
                                                           ==========               ==========
              - Diluted                                    20,558,159               18,548,646
                                                           ==========               ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                   HOME PROPERTIES OF NEW YORK, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (UNAUDITED, IN THOUSANDS)

                                                                                   2000                     1999
                                                                                   ----                     ----

Cash flows from operating activities:

  Net income                                                                    $18,575                  $12,202
                                                                                -------                  -------

  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in income of HP Management and Conifer Realty                         1,070                 (    370)
     Income allocated to minority interest                                       11,561                    6,729
     Depreciation and amortization                                               24,877                   16,286
     Unrealized loss on available-for-sale securities                                 -                  ( 1,607)
     (Gain) loss on disposition of property                                         462                 (    457)
     Changes in assets and liabilities:
        Other assets                                                              1,582                   15,520
        Accounts payable and accrued liabilities                                  2,874                  ( 2,611)
                                                                              ---------                ---------
         Total adjustments                                                       42,426                   33,490
                                                                               --------                 --------
         Net cash provided by operating activities                               61,001                   45,692
                                                                               --------                  -------

Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed
    and UPREIT Units issued                                                    ( 40,014)                ( 12,063)
   Additions to properties                                                     ( 33,108)                ( 21,057)
   Deposits on property                                                     (        62)               (   4,193)
   Advances to affiliates                                                      ( 17,064)                ( 13,889)
   Payments on advances to affiliates                                            13,527                   18,895
   Other                                                                          4,844                    1,099
                                                                             ----------                ---------
         Net cash used in investing activities                                 ( 71,877)                ( 31,208)
                                                                               --------                 --------

Cash flows from financing activities:

   Proceeds from the sale of preferred stock,  net                               82,751                        -
   Proceeds from sale of common stock                                            25,858                   33,049
   Purchase of treasury stock                                                         -                 (  2,578)
   Proceeds from mortgage notes payable                                          45,400                        -
   Payments of mortgage notes payable                                           ( 4,055)                (  2,128)
   Proceeds from line of credit                                                  23,500                        -
   Payments on line of credit                                                   (74,300)                       -
   Additions to deferred loan costs                                           (     796)               (     108)
   Additions to and payments received from cash escrows                        (  6,447)               (     944)
   Dividends and distributions paid                                             (40,751)                 (27,033)
                                                                               --------                  -------
         Net cash provided by (used in) financing activities                     51,160                      258
                                                                               --------                 --------

Net increase in cash and cash equivalents                                        40,284                   14,742
Cash and cash equivalents:
   Beginning of period                                                            4,742                   33,446
                                                                               --------                 --------
   End of period                                                                $45,026                  $48,188
                                                                                =======                  =======

Supplemental disclosure of cash flow information:

  Cash paid for interest                                                        $26,400                 $ 14,600
                                                                                =======                 ========
</TABLE.

The accompanying notes are an integral part of these condensed consolidated financial statements.




                     HOME PROPERTIES OF NEW YORK, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       Unaudited Interim Financial Statements

         The  interim  condensed   consolidated  financial  statements  of  Home
         Properties of New York, Inc. (the  "Company") are prepared  pursuant to the  requirements  for  reporting  on Form 10-Q.  Accordingly,  certain
         disclosures   accompanying  annual  financial  statements  prepared  in
         accordance with generally accepted  accounting  principles are omitted.
         The year-end  balance  sheet data was derived  from  audited  financial statements,  but does not include all disclosures required by generally accepted  accounting  principles.  In the  opinion of  management,  all
         adjustments,   consisting  solely  of  normal  recurring   adjustments,
         necessary  for the  fair  presentation  of the  consolidated  financial statements  for the interim  periods  have been  included.  The current period's  results  of  operations  are not  necessarily  indicative  of results  which  ultimately  may be achieved  for the year.  The interim consolidated  financial  statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's  Form 10-K/A,  as filed with the  Securities and Exchange
         Commission on May 22, 2000.

2.       Organization and Basis of Presentation

         Organization

         Home  Properties  of New York,  Inc.  (the " Company " ) was  formed in
         November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of June 30, 2000, the Company operated
         304 apartment communities with 47,399 apartments. Of this total, the Company owned 135 communities, consisting of 36,685 apartments, managed as general partner 8,145 apartments and fee managed 2,569 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

         Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its 61.7% (65.2% at June 30, 1999) partnership interest in the Operating Partnership. The remaining 38.3% (34.8% at June 30, 1999) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing
         Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the
         Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary (QRS) of Home Properties of New York, Inc.
         All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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




                      HOME PROPERTIES OF NEW YORK, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONT'D
        (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.       Earnings Per Common Share Cont'd

         The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the six and three months ended June 30, 2000 and 1999 is as follows:


                                                            Six Months              Three Months

                                                         2000        1999         2000        1999
                                                         ----        ----         ----        ----
          Basic weighted average number of  shares
              outstanding                            20,117,984      18,159,499  20,407,253     18,444,084
          Effect of dilutive stock options              129,120          92,822     150,906        104,562
                                                     ----------      ----------  ----------     ----------
          Diluted weighted average number
             of shares outstanding                   20,247,104      18,252,321  20,558,159     18,548,646
                                                     ==========      ==========  ==========     ==========

   Unexercised stock options to purchase 21,600 and 162,500 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the company's stock during the six month period ended June 30, 2000 and 1999, respectively. For the six month period ended June 30, 2000, the 1,666,667 shares of the 9% Series A convertible cumulative preferred stock ("Series A Preferred"), the 2,000,000 shares of 8.36% Series B convertible cumulative preferred stock ("Series B Preferred"), the 600,000 shares of 8.75% Series C convertible cumulative  preferred  stock  ("Series C  Preferred")  and the  250,000 shares of 8.775% Series D convertible cumulative preferred stock ("Series D Preferred") on an as-converted basis has an antidilutive effect and is not included in the computation of diluted EPS.

4.       Other Income

   Other income (loss) for the six and three months ended June 30, 2000 and 1999 is summarized as follows:

                                                              Six Months                  Three Months

                                                            2000            1999            2000           1999
                                                            ----            ----            ----           ----
         Management fees                                    $866             $734           $427              $360
         Development fees                                    240              391         (   71)              329
         Other                                                41               53             16                25
         Management Companies                             (1,071)             370          ( 895)              192
                                                          -------           -----          ------            -----
                                                          $   76           $1,548          ($523)             $906
                                                          ======           ======          ======             ====

   Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the six and three months ended June 30, 2000 and 1999 is summarized as follows:

                                                       Six Months                           Three Months

                                                            2000            1999            2000           1999
                                                            ----            ----            ----           ----
         Management fees                                  $1,686           $1,853           $818              $931
         Development fees                                  2,109            2,645            747             1,343
         Miscellaneous                                        43               38             34                 3
         General and administrative                     (  3,760)          (3,472)        (1,905)           (1,718)
         Interest expense                               (    916)          (  442)        (  488)         (   240)
         Other expenses                                 (    289)          (  233)        (  148)          (   117)
                                                         --------         --------       --------          --------
         Net income (loss)                               ($1,127)            $389         ( $942)             $202
                                                         --------            ----         -------             ----
         Company's share                                 ($1,071)            $370         ( $895)             $192
                                                         ========            ====         =======             ====



                    HOME PROPERTIES OF NEW YORK, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONT'D
       (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5.       Segment Reporting

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

                  HOME PROPERTIES OF NEW YORK, INC.

  5.     Segment Reporting (Continued)
         ----------------------------


    The revenues, profit (loss), and assets for the reportable segment are summarized as follows for the six and three months ended June 30, 2000, and 1999.

                                                                     Six Months                   Three Months
                                                                     ----------                   ------------
                                                                 2000          1999           2000            1999
                                                                 ----          ----           ----            ----
         Revenues
         Apartments owned
           Core properties                                         $95,490       $90,037      $ 48,353         $45,301
           Non-core properties                                      51,327         2,026        28,326           1,516
         Reconciling items                                           3,711         5,360         1,485           2,823
                                                                ----------     ---------    ----------      ----------
         Total Revenue                                            $150,528       $97,423      $ 78,164        $ 49,640
                                                                  ========       =======      ========        ========

         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                          53,893        49,971        28,343          25,991
           Non-core properties                                      31,311         1,129        17,678             863
         Reconciling items                                           3,711         5,360         1,485           2,823
                                                                 ---------       -------      --------        --------
         Segment contribution to  FFO                               88,915        56,460        47,506          29,677

         General & administrative expenses                        (  6,320)     (  4,327)    (   3,198)       (  2,171)
         Interest expense                                          (27,390)      (15,676)     ( 14,485)       (  7,960)
         Unconsolidated depreciation                                   241           221            98             153
         Non-real estate depreciation/amort.                     (     251)     (    136)    (     133)      (      72)
                                                                 ----------     ---------    ----------     -----------
         Funds from Operations                                      55,195        36,542        29,788          19,627

         Depreciation - apartments owned                           (24,356)      (15,724)      (12,734)       (  8,247)
         Loss on available-for-sale securities                           -      (  2,123)            -        (  2,123)
         Unconsolidated depreciation                             (     241)    (     221)   (       98)      (     153)
         Gain (Loss) on disposition of properties                (     462)          457     (     462)            473
         Minority interest in earnings                             (11,561)     (  6,729)     (  6,401)       (  3,386)
                                                                   --------     ---------     --------        --------
         Net Income                                                $18,575       $12,202       $10,093         $ 6,191
                                                                   =======       =======       =======         =======

         Assets - As of June 30, 2000 and 1999
         ------

         Apartments owned                                                                   $1,560,478        $911,617
         Reconciling items                                                                     173,807         140,471
                                                                                          ------------    ------------
         Total Assets                                                                       $1,734,285      $1,052,088
                                                                                            ==========      ==========

                    HOME PROPERTIES OF NEW YORK, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6.       Pro Forma Financial Information

                                                                Pro Forma Combined Statement of Operations
                                                                For the Six Months Ended June 30, 2000
                                                                ------------------------------------------
                                                                  Home
                                                                  Properties       Pro Forma             Company
                                                                  Historical      Adjustment           Pro Forma
                                                                  ----------      ----------           ---------
         Revenue:
           Rental income                                          $141,736         $ 6,273            $148,009
           Property other income                                     5,081             224               5,305
           Interest and dividend income                              3,635               -               3,635
           Other income                                                 76               -                  76
                                                                ------------    ------------         ---------

         Total Revenues                                            150,528           6,497             157,025
                                                                  --------        --------            --------

         Expenses:
           Operating and Maintenance                                61,613           2,494              64,107
           General and administrative                                6,320             195               6,515
           Interest                                                 27,390           1,942              29,332
           Depreciation and amortization                            24,607           1,079              25,686
                                                                  ---------        --------            --------

         Total Expenses                                            119,930           5,710             125,640
                                                                  --------         -------            --------

         Income before loss on disposition of property
           and minority interest                                    30,598           $ 787              31,385
                                                                                   =======
         Loss on disposition of property                               462                                 462
                                                                 ----------                          ----------
         Income before minority interest                            30,136                              30,923
         Minority Interest                                          11,561                              12,388
                                                                  --------                             -------
         Net income                                                 18,575                              18,535
         Preferred dividends                                        (4,462)                             (4,462)
                                                                 ----------                           --------
         Net income available to common shareholders               $14,113                             $14,073
                                                                   =======                             =======

         Net income per common share - Basic                                                             $0.70
                                                                                                         =====
                                     - Diluted                                                           $0.70
                                                                                                         =====

         Weighted average number of
           shares outstanding - Basic                                                                20,117,984
                                                                                                     ==========
                              - Diluted                                                              20,247,104
                                                                                                     ==========

    The pro forma information was prepared as if the transactions related to the acquisition of the Old Friends Apartments (on February 1, 2000, 51 units for $2,000), the Gateside Portfolio (on March 15, 2000, 2,113 units for $135,200), the Detroit Communities (on March 22, 2000, 360 units for $14,400) and Elmwood Terrace Apartments (on June 30, 2000, 504 units for $20,600) had occurred on January 1, 2000.

    Adjustments to the pro forma combined statements of operations for the six months ended June 30, 2000, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 2000 to the acquisition date.

                 HOME PROPERTIES OF NEW YORK, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of June 30, 2000 and 1999 and for the six and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

As of June 30, 2000 the Company had an unsecured line of credit from M & T Bank of $100 million with no balance outstanding. Borrowings under the line of credit bear interest at the Company's option, at either 1.25% over the one-month LIBOR rate or at a money market rate as quoted on a daily basis by the lending institution. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured credit facility expires on September 4, 2000.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of June 30, 2000, the Company owned twenty-four properties with 4,055 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. During 1998, $125.6 million of common shares were issued from this and a previous shelf registration in various public and private offerings. There was no activity during 1999. During the first six months of 2000, $60 million of preferred shares and $7.3 million of warrants were issued from this shelf registration in various private offerings. The available balance on the shelf at June 30, 2000 is $266.4 million.

On September 30, 1999, the Company completed the sale of $50 million of Series B preferred in a private transaction with GE Capital.

On December 22, 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December, 1996 for $35 million) were converted to Series A Preferred.

On May 21, 2000, the Company completed the sale of $40 million of Series C Preferred through a private transaction with affiliates of Prudential Real Estate Investors and Teachers Insurance and Annuity of America. In addition, the Company issued warrants to purchase 160,000 common shares at a price of $30.25 per share, expiring in five years.

On June 5, 2000, the Company completed the sale of $25 million of Series D Preferred through a private transaction with The Equitable Life Assurance Society of the United States.

On June 19, 2000, the Company completed the sale of $20 million of Series C Preferred through a private transaction with affiliates of AEW Capital Management and the Pacific Life Insurance Company. The Company also issued 80,000 additional warrants to purchase common shares at a price of $30.25 per share, expiring in five years.

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1999, 8,147 apartment units in four separate transactions were acquired for a total cost of $389 million using UPREIT Units valued at approximately $149 million, with the balance paid in cash or assumed debt. During the first six months of 2000, 3,028 apartment units in three separate transactions were acquired for a total cost of $173 million using UPREIT Units valued at approximately $51 million, with the balance paid in cash or assumed debt.

During 1999, over $49 million of common stock was issued under the Company's DRIP. An additional $25.2 million has been raised through the DRIP program during the first six months of 2000.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1999, the Company repurchased 125,300 shares at a cost of $3.0 million. No additional shares were repurchased during the first six months of 2000.

As of June 30, 2000, the weighted average rate of interest on mortgage debt is 7.4% and the weighted average maturity is approximately 11 years. Approximately 99% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

The following table sets forth information regarding the mortgage indebtedness at June 30, 2000.

                                                                                                           Principal
                                                                  Interest                               Balance as of
                                                                Rate % as of            Maturity         June 30, 2000
Communities                                Location             June 30, 2000             Date                 (000's)
-----------                                --------             -------------             ----                 -------
Fixed Rate:

Philadelphia (2 properties)          Philadelphia, PA              8.0000          10/01/00                    $25,168
Philadelphia (2 properties)          Philadelphia, PA              8.5000          11/01/01                      4,655
Royal Gardens                        Piscataway, NJ                7.6600          08/01/02                     11,238
The Colony                           Mount Prospect, IL            7.6000          08/01/02                     16,037
New York (4 properties)              Upstate, NY                   7.7500          11/01/02                     19,023
Broadlawn                            Bryn Mawr, PA                 8.1700          08/01/03                     11,907
Elmwood Terrace                      Frederick, MD                 8.2500          11/01/03                      4,665
Racquet Club                         Levittown, PA                 7.6250          11/01/03                     11,876
Curren Terrace                       Norristown, PA                8.3550          11/01/03                      9,372
Rolling Park                         Baltimore, MD                 7.8750          11/01/03                      2,771
Sherry Lake                          Conshohocken, PA              7.8750          01/01/04                      6,359
Glen Manor                           Glenolden, PA                 8.1250          05/01/04                      3,617
Colonies                             Steger, IL                    8.8750          05/01/04                     12,185
Springcreek/Mendon                   Dansville, NY                 7.6300          08/01/04 *                    3,062
William Henry                        Malvern, PA                   7.6400          10/01/05                     14,274
Idylwood                             Cheektowaga, NY               8.6250          11/01/05                      9,172
Carriage Hill                        Dearborn, MI                  7.3600          01/01/06                      3,802
Carriage Park                        Dearborn, MI                  7.4800          01/01/06                      5,478
Cherry Hill Village                  Dearborn, MI                  7.9900          01/01/06                      4,452
Castle Club                          Morrisville, PA               9.5500          03/01/05                      3,735
Mid-Island                           Bay-Shore, NY                 7.5000          05/01/06 *                    6,675
Newcastle                            Rochester, NY                 7.9000          07/31/06 *                    6,000
Country Village                      Bel Air, MD                   8.3850          08/01/06                      6,572
Raintree                             Tonawanda, NY                 8.5000          11/01/06                      6,240
Woodgate                             Spencerport, NY               7.8650          01/01/07                      3,387
Strawberry Hill                      Baltimore, MD                 8.2550          05/01/07                      2,044
Seminary Towers                      Alexandria, VA                8.3100          07/01/07                      5.041
Pavilion                             Rockville, MD                 7.4500          01/01/08                      3,905
Maple Lane                           South Bend, IN                7.2050          01/01/08                      5,929
Valley Park South                    Bethlehem, PA                 6.9300          01/01/08                      9,909
Hamlet Court                         Rochester, NY                 7.1100          02/01/08                      1,751
Candlewood Apartments                Mishawaka, IN                 7.0200          02/01/08                      7,713
Detroit (10 properties)              Detroit, MI                   7.5100          06/01/08                     48,129
Canterbury                           Baltimore, MD                 7.6700          06/01/08                      2,179
Sherwood Gardens                     Levittown, PA                 6.9800          07/01/08                      3,044
Golf Club                            West Chester, PA              6.5850          12/01/08                     17,010
Mansion House                        Bryn Mawr, PA                 7.5000          01/01/09                        686
Philadelphia (4 properties)          Philadelphia, PA              8.0000          07/28/09                     15,750
Old Friends                          Baltimore, MD                 6.7300          08/01/09                      2,398
Multi-Property (7)                   Various                       7.5750          05/01/10                     45,400
Conifer Village                      Baldwinsville, NY             7.2000          06/01/10                      2,445
Ridgeway                             Lansdowne, PA                 8.3750          11/01/10                      1,139
Multi-Property (3)                   Various                       7.2500          01/01/11                     32,978
Multi-Property (7)                   Various                       6.1600          01/01/11                     58,881
Timbercroft                          Owings Mills, MD              8.5000          05/01/11                        925
Timbercroft                          Owings Mills, MD              8.0000          02/01/12                      1,242
Village Square                       Glen Burnie, MD               7.0000          11/01/12                      1,027
Baltimore (2 properties)             Baltimore, MD                 6.9900          05/01/13                     19,917
Multi-Property (22)                  Various                       6.4750          08/31/13                    100,000
Deerfield Woods                      Dearborn, MI                  7.0000          01/01/14                      3,443
Springwells                          Dearborn, MI                  8.0000          07/01/15                     11,463
Pines of Perinton                    Fairport, NY                  8.5000          05/01/18                      8,572
Canterbury                           Baltimore, MD                 8.2500          06/01/18                      6,736
Pavilion                             Rockville, MD                 8.0000          11/01/18                      8,822
Bonnie Ridge                         Baltimore, MD                 6.6000          12/15/18                     19,240
Timbercroft                          Owings Mills, MD              8.3750          06/01/19                      5,775
Canterbury                           Baltimore, MD                 7.5000          09/01/19                      3,681
Fairways at Village Green            Tonawanda, NY                 8.2300          10/01/19                      4,307
Raintree Island                      Tonawanda, NY                 8.5000          04/30/20                      1,150
Chestnut Crossing                    Newark, DE                    9.3400          07/01/20                      9,895
Macomb Manor                         Dearborn, MI                  8.6300          06/01/21                      4,058
Village Square                       Glen Burnie, MD               8.1250          08/01/21                      6,548
Doub Meadow                          Hagerstown, MD                7.5000          10/01/21                      2,891
Canterbury                           Baltimore, MD                 7.5000          11/01/21                      2,564
Shakespeare Park                     Randallstown, MD              7.5000          01/01/24                      2,614
Gateway Village                      Jessup, MD                    8.0000          05/01/30                      6,383
Owings Run                           Owings Mills, MD              8.0000          10/01/35                     17,625
Owings Run                           Owings Mills, MD              8.0000          06/01/36                     14,689
                                                                                                                ------
                                                                                                               741,620
                                                                                                               -------
Variable Rate:

Maple Lane                           South Bend, IN                 5.050          07/27/07                      6,335
                                                                                                                ------
                                                                                                              $747,955
                                                                                                              ========

* The interest rate on these mortgages will convert to a variable rate on various dates between 2000 and 2003 and continue until maturity.

Results of Operations

Comparison of six months ended June 30, 2000 to the same period in 1999

The Company had 95 apartment communities with 23,530 units which were owned during both of the six and three month periods being presented (the "Core Properties"). The Company has acquired an additional 40 apartment communities with 13,155 units during 1999 and 2000 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the six and three months ended June 30, 2000.

A summary of the Core Property net operating income is as follows:

                                              Six Months                                    Three Months
                                              ----------                                    ------------
                                  2000             1999           % Chg          2000              1999          % Chg
                                  ----             ----           -----          ----              ----          -----
Rent                           $92,109,000    $87,368,000          5.4%        $46,575,000      $43,919,000        6.0%
Property other income            3,381,000      2,669,000         26.7%          1,778,000        1,382,000       28.7%
                             -------------    -----------       -------      -------------     ------------       -----
Total income                    95,490,000     90,037,000          6.1%         48,353,000       45,301,000        6.7%
Operating and
   Maintenance                ( 41,597,000)   (40,066,000)        (3.8%)       (20,010,000)     (19,310,000)      (3.6%)
                               -----------     -----------        ------       ------------     ------------      ------

Net operating income           $53,893,000    $49,971,000          7.8%        $28,343,000      $25,991,000        9.0%
                               ===========    ===========          ====        ===========      ===========        ====

Of the $52,362,000 increase in rental income, $47,621,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 5.7% in weighted average rental rates, less a decrease in occupancy from 94.7 to 94.5%.

Of the $2,392,000 increase in property other income, $1,680,000 is attributable to the Acquired Communities, with $712,000 representing a 26.7% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable rental activity, application fees, late charges and interest income on escrow deposits.

Interest and dividend income decreased $177,000, with interest income from increased levels of financing to affiliates more than offset by a reduction of $714,000 in dividend income from an investment in available-for-sale securities.

Other income decreased by $1,472,000 due primarily to a decreased level of development activity. The decreased development fees are attributable to reserves recorded for advances, construction overruns and a reduction in the success rate of receiving tax credit allocations for New York State development projects.

Of the $20,650,000 increase in operating and maintenance expenses, $19,119,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 3.8% increase over 1999. The major areas of increase in the Core Properties occurred in repairs and maintenance, personnel and real estate taxes, offset by a savings in advertising and snow removal costs.

General and  administrative  expense  increased in 2000 by  $1,993,000,  or 46%.
General and administrative expenses as a percentage of total revenues was 4.2% for 2000 and 4.4% for 1999.

During the second quarter of 2000, the Company sold, at a loss of $462,000, a 150-unit community located in Pittsburgh, Pennsylvania.

Comparison of three months ended June 30, 2000  to the same period in 1999

Of the $28,460,000 increase in rental income, $25,804,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 5.6% in weighted average rental rates, plus an increase in occupancy from 94.6% to 94.9%.

Of the $1,402,000 increase in property other income, $1,006,000 is attributable to the Acquired Communities, with $396,000 representing a 28.7% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable revenue, application fees, late charges and interest income on escrow deposits.

Interest and dividend income increased $91,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships, offset by a reduction of $319,000 in dividend income from an investment in available-for-sale securities.

Of the $10,695,000 increase in operating and maintenance expenses, $9,995,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 3.6% increase over 1999. The major areas of increase occurred in repairs and maintenance, personnel, and property insurance, offset in part by reductions in advertising expenses and snow removal costs.

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

For the six months ended June 30, 1999, the Company's previously reported FFO excluded a nonrecurring loss on available-for-sale securities of $2,123 in conformance with the NAREIT definition of FFO calculations then in place ("Original Definition"). The Company has adopted NAREIT's new FFO calculation, pursuant to NAREIT's White Paper dated October 1999, which modifies the FFO calculation to include certain nonrecurring charges ("Clarified Definition"). Although both FFO calculations are presented in the table below, the Company believes the comparison of FFO using the Original Definition represents the best guide to investors of comparable operations and growth between years.

The calculation of FFO for the previous six quarters are presented below:

                                          June 30     March 31      Dec. 31      Sept. 30      June 30     March 31
                                           2000         2000          1999         1999         1999         1999
                                           ----         ----         ----         ----          ----         ----

Net income available to common
Shareholders                                 $7,559       $6,554      $7,931        $5,010      $6,191        $6,011
Preferred dividends                           2,534        1,928       1,141             -           -             -
Minority interest                             6,401        5,160       6,524         4,137       3,386         3,343
Extraordinary item                                -            -           -            96           -             -
Non-recurring acquisition                                                                                          -
    expense                                       -            -           -         6,225           -
Depreciation from real property              12,734       11,622      11,717         9,574       8,247         7,477
Depreciation from real property
  from unconsolidated entities                   98          143          90           147         153            84
Loss from sale of property                      462            -           -             -       1,650 *           -
                                           --------     --------    --------       -------     -------        -------
FFO (original definition)                    29,788      $25,407     $27,403       $25,189     $19,627       $16,915
Non-recurring acquisition
    expense                                       -            -           -        (6,225)          -             -
Loss on available-for-sale
    securities                                    -            -           -             -     ( 2,123)            -
                                        ------------ ------------ ------------- ------------ ---------       -------
FFO (clarified definition)                  $29,788      $25,407     $27,403       $18,964     $17,504       $16,915
                                            =======      =======    ========       =======     =======       =======
Weighted  average common  shares/units
outstanding:
                           Basic           35,846.3     34,123.2    35,116.1      34,485.9    28,530.2      27,810.1
                                           ========     ========    ========      ========    ========      ========
                           Diluted         40,249.9     37,586.7    36,904.1      34,630.9    28,634.8      27,898.4
                                           ========     ========    ========      ========    ========      ========

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

Declaration of Dividend

On August 1, 2000, the Board of Directors approved a dividend of $.53 per share for the period from April 1, 2000 to June 30, 2000. This is the equivalent of an annual distribution of $2.12 per share. The dividend is payable August 24, 2000 to shareholders of record on August 14, 2000.

                  PART II - OTHER INFORMATION

              HOME PROPERTIES OF NEW YORK, INC.



Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits:

10.1 Amendment No. Thirty-Three to the Second Amended and Restated Limited Partnership Agreement.

10.2 Amendment No. Thirty-Five to the Second Amended and Restated Limited Partnership Agreement.

10.3 Amendment Nos. Thirty-Four and Thirty-Six to the Second Amended and Restated Limited Partnership Agreement.

27       Financial Data Schedule

(b)      Reports on Form 8-K:

- Form 8K was filed on May 22, 2000, date of report May 19, 2000 with respect to Items 5 and 7 disclosures regarding the Registrant's entering into a Purchase Agreement for the issuance of 200,000 shares of Series C Cumulative Convertible Preferred Stock.

- Form 8K was filed on June 12, 2000, date of report June 2, 2000, with respect to Items 5 and 7 disclosures regarding the Registrant's entering into a Purchase Agreement for the issuance of 250,000 shares of Series D Cumulative Convertible Preferred Stock.

- Form 8K was filed on June 30, 2000, date of report June 13, 2000, with respect to Items 5 and 7 disclosures regarding the Registrant's entering into a Purchase Agreement for the issuance of 200,000 shares of Series C Cumulative Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOME PROPERTIES OF NEW YORK, INC.
                                  ---------------------------------
                                               (Registrant)

                                   Date:    August 10, 2000
                                   -------------------------------

                                   By:  /s/ David P. Gardner
                                   ----------------------------------
                                            David P. Gardner
                                            Vice President
                                   Chief Financial Officer and Treasurer

                                   Date:     August 10, 2000
                                   -----------------------------

                                   By:     /s/ David P. Gardner
                                   ----------------------------------
                                            David P. Gardner
                                             Vice President
                                   Chief Financial Officer and Treasurer