Form 10-Q
period 2000-09-30
HOME PROPERTIES OF NEW YORK INC
filed 2000-11-09
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

      (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                          YES    X       NO
                               -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        CLASS OF COMMON STOCK                OUTSTANDING AT OCTOBER 31, 2000
           $.01 par value                               21,419,745

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                        HOME PROPERTIES OF NEW YORK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     2000                      1999
ASSETS                                                               (Unaudited)               (Note 1)
Real estate:
  Land                                                                $230,014                  $194,468
  Buildings, improvements and equipment                              1,507,766                 1,286,285
                                                                     1,737,780                 1,480,753
  Less:  accumulated depreciation                                     (139,226)                 (101,904)
       Real estate, net                                              1,598,554                 1,378,849
Cash and cash equivalents                                               46,816                     4,742
Cash in escrows                                                         33,975                    28,281
Accounts receivable                                                      8,188                     6,842
Prepaid expenses                                                        13,892                     9,423
Deposits                                                                 4,598                       897
Investment in and advances to affiliates                                55,905                    63,450
Deferred charges                                                         3,631                     2,610
Other assets                                                             9,971                     8,523
        Total assets                                                $1,775,530                $1,503,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                $765,803                  $618,901
Line of Credit                                                               -                    50,800
Accounts payable                                                        18,223                    11,765
Accrued interest payable                                                 4,433                     3,839
Accrued expenses and other liabilities                                   5,498                     6,391
Security deposits                                                       17,563                    14,918
        Total liabilities                                              811,520                   706,614
Minority interest                                                      369,105                   299,880
8.36% Series B convertible cumulative preferred stock,
    liquidation preference of $25.00 per share; 2,000,000 shares
    issued and outstanding, net of issuance costs                       48,733                    48,733
Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized:
   9.0% Series A convertible cumulative preferred stock,
      liquidation preference of $21.00 per share; 1,666,667 shares      35,000                    35,000
      issued and outstanding
   8.75% Series C convertible cumulative preferred stock,
      preference of $100 per share; 600,000 shares issued and
      outstanding liquidation                                           59,500                         -
   8.775% Series D convertible cumulative preferred stock,
      liquidation preference of $100 per share; 250,000 shares          25,000                         -
      issued and outstanding
   Common stock, $.01 par value; 80,000,000 shares authorized;
     21,268,029 and 19,598,464 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively                212                       196
   Excess stock, $.01 par value; 10,000,000
    shares authorized; no shares issued                                      -                         -
   Additional paid-in capital                                          484,117                   461,345
   Distributions in excess of accumulated earnings                    ( 48,040)              (    38,294)
   Officer and director notes for stock purchases                   (    9,617)              (     9,857)
       Total stockholders' equity                                      546,172                   448,390
        Total liabilities and stockholders' equity                  $1,775,530                $1,503,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           2000               1999
Revenues:
  Rental income                            $218,039           $151,523
  Property other income                       8,080              4,507
  Interest and dividend income                6,035              5,349
  Other income                                  381              2,220
Total revenues                              232,535            163,599
Expenses:
  Operating and maintenance                  92,862             67,360
  General and administrative                  9,799              7,291
  Interest                                   41,522             27,358
  Depreciation and amortization              37,795             25,527
  Loss on available-for-sale securities           -              2,123
  Non-recurring acquisition expense               -              6,225
Total expenses                              181,978            135,884
Income before gain (loss) on disposition of
  property, minority interest and
  extraordinary item                         50,557             27,715
Gain (loss) on disposition of property         (417)               457
Income before minority interest and
   extraordinary item                        50,140             28,172
Minority interest                            19,219             10,866
Income before extraordinary item             30,921             17,306
Extraordinary item, prepayment penalties,
  net of $78 allocated to minority interest       -                (96)
Net income                                   30,921             17,210
Preferred dividends                          (8,252)                 -
Net income available to common shareholders $22,669            $17,210
Basic earnings per share data:
  Income before extraordinary item            $1.11               $.94
  Extraordinary item                              -               (.01)
  Net income                                  $1.11               $.93
Diluted earnings per share data:
  Income before extraordinary item            $1.10               $.93
  Extraordinary item                              -                  -
  Net income                                  $1.10               $.93
Weighted average number of shares
 outstanding:
  Basic                                  20,412,401         18,458,819
  Diluted                                20,539,321         18,566,521

The accompanying notes are an integral part of these consolidated financial statements.

                HOME PROPERTIES OF NEW YORK, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
        (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                            2000               1999
Revenues:
  Rental income                             $76,303            $62,150
  Property other income                       2,999              1,819
  Interest and dividend income                2,400              1,537
  Other income                                  305                672
Total revenues                               82,007             66,178
Expenses:
  Operating and maintenance                  31,250             26,398
  General and administrative                  3,479              2,964
  Interest                                   14,132             11,681
  Depreciation and amortization              13,188              9,667
  Non-recurring acquisition expense               -              6,225
Total expenses                               62,049             56,935
Income before gain on disposition of
property,                                    19,958              9,243
  minority interest and extraordinary item
Gain on disposition of property                  45                  -
Income before minority interest and
  extraordinary item                         20,003              9,243
Minority interest                             7,658              4,137
Income before extraordinary item             12,345              5,106
Extraordinary item, prepayment penalties, net
   of $78 allocated to minority interest          -                (96)
Net income                                   12,345              5,010
Preferred dividends                          (3,790)                 -
Net income available for common shareholders $8,555             $5,010
Basic earnings per share data:
  Income before extraordinary item             $.41               $.27
  Extraordinary item                              -               (.01)
  Net income                                   $.41               $.26
Diluted earnings per share data:
  Income before extraordinary item             $.40               $.27
  Extraordinary item                              -               (.01)
  Net income                                   $.40               $.26
Weighted average number of shares
  outstanding:
    Basic                                   20,994,835         19,047,696
    Diluted                                 21,174,053         19,192,769

The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                           (UNAUDITED, IN THOUSANDS)

                                                                     2000               1999
Cash flows from operating activities:
  Net income                                                      $30,921            $17,210
  Adjustments to reconcile net income to net
  cash provided by operating activities:
      Equity  in  income  of HP Management and Conifer              1,511           (    329)
Realty
     Income allocated to minority interest                         19,219             10,866
     Extraordinary item allocated to minority interest                  -           (     78)
     Depreciation and amortization                                 38,213             26,113
     Unrealized loss on available-for-sale securities                   -           (  1,607)
     (Gain) loss on disposition of property                           417           (    457)
     Changes in assets and liabilities:
        Other assets                                             (  6,482)             8,094
        Accounts payable and accrued liabilities                    8,804             13,036
      Total adjustments                                            61,682             55,638
      Net cash provided by operating activities                    92,603             72,848
Cash flows used in investing activities:
   Purchase  of  properties,  net  of  mortgage notes
    assumed and UPREIT Units issued                              ( 55,844)          (104,890)
   Additions to properties                                       ( 56,598)          ( 37,300)
   Deposits on property                                          (  3,701)          (    332)
   Advances to affiliates                                        ( 28,858)          ( 31,665)
   Payments on advances to affiliates                              34,892             22,331
   Other                                                            4,889              1,099
      Net cash used in investing activities                      (105,220)          (150,757)
Cash flows from financing activities:
   Proceeds from the sale of preferred stock,  net                 82,666             48,741
   Proceeds from sale of common stock                              40,684             40,650
   Purchase of treasury stock                                           -           (  2,578)
   Proceeds from mortgage notes payable                            84,432             32,978
   Payments of mortgage notes payable                            ( 31,371)          ( 34,581)
   Proceeds from line of credit                                    23,500             73,700
   Payments on line of credit                                    ( 74,300)          ( 53,900)
   Additions to deferred loan costs                              (  1,441)          (    522)
   Additions to and payments received from cash escrows          (  5,694)          ( 11,838)
   Dividends and distributions paid                              ( 63,785)          ( 41,010)
      Net cash provided by (used in) financing activities          54,691             51,640
Net increase in cash and cash equivalents                          42,074           ( 26,269)
Cash and cash equivalents:
   Beginning of period                                              4,742             33,446
   End of period                                                  $46,816           $  7,177
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $40,508           $ 24,510


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

2.    ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION
      Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of September 30, 2000, the Company operated 314 apartment communities with 49,024 apartments. Of this total, the Company owned 139 communities, consisting of 37,198 apartments, managed as general partner 8,225 apartments and fee managed 3,601 apartments for affiliates and third parties. The Company also fee manages 1.7 million square feet of office and retail properties.

      BASIS OF PRESENTATION
      The accompanying consolidated financial statements include the accounts of the Company and its 61.7% (55.0% at September 30, 1999) partnership interest in the Operating Partnership. The remaining 38.3% (45.0% at September 30, 1999) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary (QRS) of Home Properties of New York, Inc. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONT'D (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.    EARNINGS PER COMMON SHARE CONT'D

      The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the nine and three months ended September 30, 2000 and 1999 is as follows:

                                               NINE MONTHS                            THREE MONTHS
                                          2000                1999                2000                1999
Basic weighted average number of  shares
    outstanding                           20,412,401          18,458,819          20,994,835          19,047,696
Effect of dilutive stock options             126,920             107,702             179,218             145,073
Diluted weighted average number
   of shares outstanding                  20,539,321          18,566,521          21,174,053          19,192,769

Unexercised stock options and warrants to purchase 963,740 and 713,900 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the company's stock during the nine month period ended September 30, 2000 and 1999, respectively. For the nine month period ended September 30, 2000, the 1,666,667 shares of the 9% Series A convertible cumulative preferred stock ("Series A Preferred"), the 2,000,000 shares of 8.36% Series B convertible cumulative preferred stock ("Series B Preferred"), the 600,000 shares of 8.75% Series C convertible cumulative preferred stock ("Series C Preferred") and the 250,000 shares of 8.775% Series D convertible cumulative preferred stock ("Series D Preferred") on an as-converted basis has an antidilutive effect and is not included in the computation of diluted EPS.

4.    OTHER INCOME

Other income (loss) for the nine and three months ended September 30, 2000 and 1999 is summarized as follows:

                                                  NINE MONTHS                              THREE MONTHS
                                           2000                1999                 2000                  1999
Management fees                            $1,308              $1,180                $442                 $446
Development fees                              498                 601                 258                  210
Other                                          87                 109                  46                   56
Management Companies                       (1,512)                330               ( 441)                 (40)
                                           $  381              $2,220                $305                 $672

      Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Conifer Realty Corporation (the "Management Companies"). The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% of the economic interest in the Management Companies. The Company's share of income from the Management Companies for the nine and three months ended September 30, 2000 and 1999 is summarized as follows:

                                               NINE MONTHS                           THREE MONTHS
                                         2000                 1999                2000              1999
Management fees                           $2,728              $2,827              $1,042            $  974
Development fees                           3,163               3,829               1,054             1,184
Miscellaneous                                 66                  78                  23                40
General and administrative               ( 5,681)             (5,259)             (1,921)           (1,787)
Interest expense                         ( 1,425)             (  766)             (  509)           (  324)
Other expenses                           (   443)             (  362)             (  154)           (  129)
Net income (loss)                        ($1,592)               $347              ( $465)           (  $42)
Company's share                          ($1,512)               $330              ( $441)           (  $40)

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

      Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the 2000 Core represents communities owned as of January 1, 1999. Non-core properties consist of apartment communities acquired during 1999 and 2000, such that full year comparable operating results are not available.

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

                        HOME PROPERTIES OF NEW YORK, INC.

     5.    SEGMENT REPORTING (CONTINUED)


      THE REVENUES, PROFIT (LOSS), AND ASSETS FOR THE REPORTABLE SEGMENT ARE SUMMARIZED AS FOLLOWS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000, AND 1999.

                                                NINE MONTHS                      THREE MONTHS
                                          2000              1999              2000              1999
REVENUES
Apartments owned
  Core properties                         $144,684          $136,132          $ 49,195          $46,095
  Non-core properties                       81,435            19,898            30,107           17,874
Reconciling items                            6,416             7,569             2,705            2,209
Total Revenue                             $232,535          $163,599          $ 82,007          $66,178
PROFIT (LOSS)
Funds from operations:
Apartments owned
  Core properties                           83,122            76,838            29,229           26,867
  Non-core properties                       50,135            11,832            18,823           10,704
Reconciling items                            6,416             7,569             2,705            2,209
Segment contribution to  FFO               139,673            96,239            50,757           39,780
General & administrative expenses          ( 9,799)          ( 7,291)          ( 3,479)         ( 2,964)
Interest expense                           (41,522)          (27,358)          (14,132)         (11,681)
Unconsolidated depreciation                    340               368                99              147
Non-real estate depreciation/amort.        (   390)          (   229)          (   139)         (    93)
Funds from Operations                       88,302            61,729            33,106           25,189
Depreciation - apartments owned            (37,405)          (25,298)          (13,049)        (  9,574)
Loss on available-for-sale securities            -           ( 2,123)                -                -
Non-recurring acquisition expense                -           ( 6,225)                -         (  6,225)
Unconsolidated depreciation                (   340)          (   368)          (    99)        (    147)
Gain (Loss) on disposition of properties   (   417)              457                45                -
Minority interest in earnings              (19,219)          (10,866)          ( 7,658)        (  4,137)
Extraordinary items, net of minority             -           (    96)                -         (     96)
interest
Net Income                                 $30,921           $17,210           $12,345          $ 5,010

ASSETS - As of September 30, 2000 and 1999
Apartments owned                                                            $1,598,554       $1,340,979
Reconciling items                                                              176,976          130,700
Total Assets                                                                $1,775,530       $1,471,679

                        HOME PROPERTIES OF NEW YORK, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6.    PRO FORMA FINANCIAL INFORMATION

                                              Pro Forma Combined Statement of Operations FOR THE
                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                              Home
                                              Properties           Pro Forma            Company
                                              HISTORICAL           ADJUSTMENT           PRO FORMA
Revenue:
  Rental income                               $218,039             $ 9,108              $227,147
  Property other income                          8,080                 296                 8,376
  Interest and dividend income                   6,035                   -                 6,035
  Other income                                     381                   -                   381
Total Revenues                                 232,535               9,404               241,939
Expenses:
  Operating and Maintenance                     92,862               3,806                96,668
  General and administrative                     9,799                 282                10,081
  Interest                                      41,522               2,369                43,891
  Depreciation and amortization                 37,795               1,554                39,349
Total Expenses                                 181,978               8,011               189,989
Income before loss on disposition of property
  and minority interest                         50,557              $1,393                51,950
Loss on disposition of property                (   417)                                 (    417)
Income before minority interest                 50,140                                    51,533
Minority Interest                               19,219                                    20,436
Net income                                      30,921                                    31,097
Preferred dividends                             (8,252)                                  ( 8,252)
Net income available to common shareholders    $22,669                                   $22,845
Net income per common share - Basic                                                        $1.12
                       - Diluted                                                           $1.11
Weighted average number of
  shares outstanding - Basic                                                          20,412,401
             - Diluted                                                                20,539,321

      The pro forma information was prepared as if the transactions related to the acquisition of the Old Friends Apartments (on February 1, 2000, 51 units for $2,000), the Gateside Portfolio (on March 15, 2000, 2,113 units for $135,200), the Detroit Communities (on March 22, 2000, 360 units for $14,400), Elmwood Terrace Apartments (on June 30, 2000, 504 units for $20,600), East Meadows Apartments (on August 1, 2000, 150 units for $13,000), Southbay Manor (on September 11, 2000, 61 units for $3,000), Bayberry Apartments (on September 30, 2000, 120 units for $5,700) and Hampton Court Apartments (on September 30, 2000, 182 units for $6,000) had occurred on January 1, 2000.

      Adjustments to the pro forma combined statements of operations for the nine months ended September 30, 2000, consist principally of providing net property operating activity and recording interest, depreciation and amortization from January 1, 2000 to the acquisition date.

                        HOME PROPERTIES OF NEW YORK, INC.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion is based primarily on the consolidated financial statements of Home Properties of New York, Inc. as of September 30, 2000 and 1999 and for the nine and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

As of September 30, 2000 the Company had an unsecured line of credit from M & T Bank of $100 million with no balance outstanding. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The unsecured credit facility was extended two years to September, 2002, with no material changes to the financial terms.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of September 30, 2000, the Company owned twenty-six properties with 4,266 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. During 1998, $125.6 million of common shares were issued from this and a previous shelf registration in various public and private offerings. There was no activity during 1999. During the first nine months of 2000, $60 million of preferred shares and $7.3 million of warrants were issued from this shelf registration in various private offerings. The available balance on the shelf at September 30, 2000 is $266.4 million.

On September 30, 1999, the Company completed the sale of $50 million of Series B preferred in a private transaction with GE Capital. On December 22, 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December, 1996 for $35 million) were converted to Series A Preferred.

During the second quarter of 2000, the Company completed the sale of $65 million of Series C Preferred through a private transaction with affiliates of Prudential Real Estate Investors, Teachers Insurance and Annuity of America, AEW Capital Management, and the Pacific Life Insurance Company. In addition, the Company issued warrants to purchase 240,000 common shares at a price of $30.25 per share, expiring in five years. In addition, the Company completed the sale of $25 million of Series D Preferred through a private transaction with The Equitable Life Assurance Society of the United States.

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 1999, 8,147 apartment units in four separate transactions were acquired for a total cost of $389 million using UPREIT Units valued at approximately $149 million, with the balance paid in cash or assumed debt. During the first nine months of 2000, 3,391 apartment units in six separate transactions were acquired for a total cost of $187.7 million using UPREIT Units valued at approximately $57 million, with the balance paid in cash or assumed debt.

During 1999, over $49 million of common stock was issued under the Company's DRIP. An additional $40.4 million has been raised through the DRIP program during the first nine months of 2000.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1999, the Company repurchased 125,300 shares at a cost of $3.0 million, with remaining authorization to buy back up to 795,100 shares of common stock. No additional shares were repurchased during the first nine months of 2000. On October 24, 2000, the board approved a 1,000,000 share increase in management's authorization to buy back outstanding common stock. With the release of third quarter earnings, the Company included a supplemental schedule computing net asset value per share. With the stock trading during late October and early November in the $26-$27 range, the Company intends to pursue opportunities to repurchase shares at a discount to the underlying net asset value.

As of September 30, 2000, the weighted average rate of interest on mortgage debt is 7.4% and the weighted average maturity is approximately 11 years. Approximately 99% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

The following table sets forth information regarding the mortgage indebtedness at June 30, 2000.

                                                                                                      PRINCIPAL
                                                        INTEREST                                      BALANCE AS OF
                                                        RATE % AS OF             MATURITY             SEPT. 30, 2000
COMMUNITIES                      LOCATION               SEPTEMBER 30, 2000       DATE                 (000'S)
FIXED RATE:
Philadelphia (2 properties)      Philadelphia, PA       8.5000                   11/01/01              4,622
Royal Gardens                    Piscataway, NJ         7.6600                   08/01/02             11,164
The Colony                       Mount Prospect, IL     7.6000                   08/01/02             15,952
Bayberry Place                   Detroit, MI            9.7500                   10/01/02              2,526
New York (4 properties)          Upstate, NY            7.7500                   11/01/02             18,927
Broadlawn                        Bryn Mawr, PA          8.1700                   08/01/03             11,854
Curren Terrace                   Norristown, PA         8.3550                   10/01/03              9,332
Elmwood Terrace                  Frederick, MD          8.2500                   11/01/03              4,648
Racquet Club                     Levittown, PA          7.6250                   11/01/03             11,830
Rolling Park                     Baltimore, MD          7.8750                   11/01/03              2,754
Sherry Lake                      Conshohocken, PA       7.8750                   01/01/04              6,312
Glen Manor                       Glenolden, PA          8.1250                   05/01/04              3,601
Colonies                         Steger, IL             8.8750                   05/01/04             12,122
William Henry                    Malvern, PA            7.6400                   10/01/05             14,228
Idylwood                         Cheektowaga, NY        8.6250                   11/01/05              9,147
Carriage Hill                    Dearborn, MI           7.3600                   01/01/06              3,782
Carriage Park                    Dearborn, MI           7.4800                   01/01/06              5,449
Cherry Hill Village              Dearborn, MI           7.9900                   01/01/06              4,439
Castle Club                      Morrisville, PA        9.5500                   03/01/05              3,719
Mid-Island*                      Bay-Shore, NY          7.5000                   05/01/06              6,675
Newcastle*                       Rochester, NY          7.9000                   07/31/06              6,000
Country Village                  Bel Air, MD            8.3850                   08/01/06              6,555
Hampton Court                    Detroit, MI            8.8750                   09/01/06              3,601
Raintree                         Tonawanda, NY          8.5000                   11/01/06              6,212
Woodgate                         Spencerport, NY        7.8650                   01/01/07              3,377
Strawberry Hill                  Baltimore, MD          8.2550                   05/01/07              2,039
Seminary Towers                  Alexandria, VA         8.3100                   07/01/07              4,957
Pavilion                         Rockville, MD          7.4500                   01/01/08              3,894
Maple Lane                       South Bend, IN         7.2050                   01/01/08              5,912
Valley Park South                Bethlehem, PA          6.9300                   01/01/08              9,879
Hamlet Court                     Rochester, NY          7.1100                   02/01/08              1,744
Candlewood Apartments            Mishawaka, IN          7.0200                   02/01/08              7,678
Detroit (10 properties)          Detroit, MI            7.5100                   06/01/08             47,921
Canterbury                       Baltimore, MD          7.6700                   06/01/08              2,167
Sherwood Gardens                 Levittown, PA          6.9800                   07/01/08              3,037
Golf Club                        West Chester, PA       6.5850                   12/01/08             16,959
Mansion House                    Bryn Mawr, PA          7.5000                   01/01/09                683
Philadelphia (4 properties)      Philadelphia, PA       8.0000                   07/28/09             15,750
Old Friends                      Baltimore, MD          6.7300                   08/01/09              2,388
Multi-Property (7)               Various                7.5750                   05/01/10             45,400
Conifer Village                  Baldwinsville, NY      7.2000                   06/01/10              2,445
Philadelphia (2 properties)      Philadelphia, PA       7.5000                   10/01/10             39,032
Ridgeway                         Lansdowne, PA          8.3750                   11/01/10              1,121
Multi-Property (3)               Various                7.2500                   01/01/11             32,978
Multi-Property (7)               Various                6.1600                   01/01/11             58,881
Timbercroft                      Owings Mills, MD       8.5000                   05/01/11                912
Timbercroft                      Owings Mills, MD       8.0000                   02/01/12              1,226
Village Square                   Glen Burnie, MD        7.0000                   11/01/12              1,013
Baltimore (2 properties)         Baltimore, MD          6.9900                   05/01/13             19,828

                                                                                                      PRINCIPAL
                                                        INTEREST                                      BALANCE AS OF
                                                        RATE % AS OF             MATURITY             SEPT. 30, 2000
COMMUNITIES                      LOCATION               SEPTEMBER 30, 2000       DATE                 (000'S)

Multi-Property (22)              Various                6.4750                   08/31/13             100,000
Deerfield Woods                  Dearborn, MI           7.0000                   01/01/14               3,428
Springwells                      Dearborn, MI           8.0000                   07/01/15              11,404
Pines of Perinton                Fairport, NY           8.5000                   05/01/18               8,517
Canterbury                       Baltimore, MD          8.2500                   06/01/18               6,693
Pavilion                         Rockville, MD          8.0000                   11/01/18               8,769
Bonnie Ridge                     Baltimore, MD          6.6000                   12/15/18              19,106
Timbercroft                      Owings Mills, MD       8.3750                   06/01/19               5,744
Canterbury                       Baltimore, MD          7.5000                   09/01/19               3,660
Fairways at Village Green        Tonawanda, NY          8.2300                   10/01/19               4,284
Raintree Island                  Tonawanda, NY          8.5000                   04/30/20               1,145
Chestnut Crossing                Newark, DE             9.3400                   07/01/20               9,852
Macomb Manor                     Dearborn, MI           8.6300                   06/01/21               4,040
Village Square                   Glen Burnie, MD        8.1250                   08/01/21               6,518
Doub Meadow                      Hagerstown, MD         7.5000                   10/01/21               2,877
Canterbury                       Baltimore, MD          7.5000                   11/01/21               2,552
Shakespeare Park                 Randallstown, MD       7.5000                   01/01/24               2,603
Gateway Village                  Jessup, MD             8.0000                   05/01/30               6,370
Owings Run                       Owings Mills, MD       8.0000                   10/01/35              17,603
Owings Run                       Owings Mills, MD       8.0000                   06/01/36              14,671
                                                                                                      756,508
VARIABLE RATE:
Springcreek/Meadows              Dansville, NY         10.0000                   08/01/04               3,050
Maple Lane                       South Bend, IN         5.8000                   07/27/07               6,245
                                                                                                     $765,803


* The interest rate on these mortgages will convert to a variable rate on various dates between 2001 and 2003 and continue until maturity.

                        RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE SAME PERIOD IN 1999

The Company had 95 apartment communities with 23,530 units which were owned during both of the nine and three month periods being presented (the "Core Properties"). The Company has acquired an additional 44 apartment communities with 13,668 units during 1999 and 2000 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the nine and three months ended September 30, 2000.

A summary of the Core Property net operating income is as follows:

                                  NINE MONTHS                                      Three Months
                          2000               1999                % CHG       2000               1999                  % CHG
Rent                      $139,460,000       $132,044,000         5.6%       $47,351,000        $44,676,000            6.0%
Property other income        5,224,000          4,088,000        27.8%         1,844,000          1,419,000           30.0%
Total income               144,684,000        136,132,000         6.3%        49,195,000         46,095,000            6.7%
Operating and
   Maintenance            ( 61,562,000)      ( 59,294,000)       (3.8%)      (19,966,000)       (19,228,000)          (3.8%)
Net operating income      $ 83,122,000        $76,838,000         8.2%       $29,229,000        $26,867,000            8.8%

Of the $66,516,000 increase in rental income, $59,100,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 5.6% in weighted average rental rates, less a decrease in occupancy from 94.7 to 94.6%.

Of the $3,573,000 increase in property other income, $2,437,000 is attributable to the Acquired Communities, with $1,136,000 representing a 27.8% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable rental activity, application fees, late charges and interest income on escrow deposits.

Interest and dividend income increased $686,000, with interest income from increased levels of financing to affiliates partially offset by a reduction of $714,000 in dividend income from an investment in available-for-sale securities.

Other income decreased by $1,839,000 due primarily to a decreased level of development activity. The decreased development fees are attributable to reserves recorded for advances, construction overruns and a reduction in the success rate of receiving tax credit allocations for New York State development projects.

After six months of numerous meetings and discussions with various interested parties, the Company has reached an agreement in principle to sell its affordable development operations, including a development pipeline in excess of 30 properties, to a management ream led by employee-director Richard Crossed at an amount which approximates book value. Mr. Crossed will resign as an officer and director to devote his full time to the new company. The financial impact of this sale to 2001 could be an additional $.02 per share dilution. Additional detail on this transaction will be available after a contract is signed. However, there can be no assurances that the deal will be consummated.

Of the $25,502,000 increase in operating and maintenance expenses, $23,234,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 3.8% increase over 1999. The major areas of increase in the Core Properties occurred in personnel expense and real estate taxes.

The Company includes heat in the monthly rent at approximately 70% of the units. All of these properties use natural gas, except for two which use heating oil. The Company estimates that increased natural gas prices could reduce earnings by $.02 per share in the fourth quarter of 2000 and $.06 per share in 2001, which should show up largely in the first quarter of next year. If higher utility costs persist, the Company plans to pass this cost on to residents in the form of further rent increases as leases are renewed.

General and administrative expense increased in 2000 by $2,508,000, or 34%. General and administrative expenses as a percentage of total revenues was 4.2% for 2000 and 4.5% for 1999.

During the second quarter of 2000, the Company sold, at a loss of $417,000, a 150-unit community located in Pittsburgh, Pennsylvania.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER, 2000  TO THE SAME PERIOD IN 1999

Of the $14,153,000 increase in rental income, $11,478,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 5.6% in weighted average rental rates, plus an increase in occupancy from 94.6% to 94.9%.

Of the $1,180,000 increase in property other income, $755,000 is attributable to the Acquired Communities, with $425,000 representing a 30.0% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable revenue, application fees, late charges and interest income on escrow deposits.

Interest and dividend income increased $863,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships of $480,000 in addition to $383,000 increased earnings from invested cash reserves.

Leverage remained relatively constant at 37% of total market capitalization during the quarter, below the Company's target of 40%. In addition, the quarter
started and ended with over $40 million of cash on hand.   Both of these
factors contributed to expected short-term dilution to earnings for the quarter of $.01 per share. Expected activity from acquisitions in the fourth quarter will utilize the cash on hand and bring leverage back towards 40% by year end.

Of the $4,852,000 increase in operating and maintenance expenses, $4,114,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 3.8% increase over 1999. The major areas of increase occurred in personnel, advertising, real estate taxes, utilities and office and telephone. These expense increases were offset in part by savings in repairs and maintenance.

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

For the nine months ended September 30, 1999, the Company's previously reported FFO excluded a nonrecurring loss on available-for-sale securities of $2,123 and a non-recurring acquisition expense of $6,225,000 in conformance with the NAREIT definition of FFO calculations then in place ("Original Definition"). The Company has adopted NAREIT's new FFO calculation, pursuant to NAREIT's White Paper dated October 1999, which modifies the FFO calculation to include certain nonrecurring charges ("Clarified Definition"). Although both FFO calculations are presented in the table below, the Company believes the comparison of FFO using the Original Definition represents the best guide to investors of comparable operations and growth between years.

The calculation of FFO for the previous six quarters are presented below:

                                Sept. 30       June 30        March 31       Dec. 31        Sept. 30      June 30
                                2000              2000            2000            1999           1999        1999

Net income available to common
Shareholders                    $8,555         $7,559         $6,554         $7,931         $5,010        $6,191
Preferred dividends              3,790          2,534          1,928          1,141              -             -
Minority interest                7,658          6,401          5,160          6,524          4,137         3,386
Extraordinary item                   -              -              -              -             96             -
Non-recurring acquisition
    expense                          -              -              -              -          6,225             -
Depreciation from real property 13,049         12,734         11,622         11,717          9,574         8,247
Depreciation from real property
  from unconsolidated entities      99             98             143            90            147           153
(Gain) Loss from sale of           (45)           462               -             -              -         1,650*
property
FFO (original definition)       33,106         29,788         $25,407       $27,403        $25,189       $19,627
Non-recurring acquisition
    expense                          -              -               -             -         (6,225)            -
Loss on available-for-sale
    securities                       -              -               -             -              -       ( 2,123)
FFO (clarified definition)      33,106        $29,788         $25,407        $27,403       $18,964       $17,504
Weighted average common
shares/units outstanding:
            Basic               36,820.1     35,846.3        34,123.2       35,116.1      34,485.9      28,530.2
            Diluted             43,162.4     40,249.9        37,586.7       36,904.1      34,630.9      28,634.8

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

DECLARATION OF DIVIDEND

On October 24, 2000, the Board of Directors approved a dividend of $.57 per share for the period from July 1, 2000 to September 30, 2000. This is the equivalent of an annual distribution of $2.28 per share. The dividend is payable November 22, 2000 to shareholders of record on November 14, 2000.

SUBSEQUENT EVENTS

On October 25, 2000, the Company acquired 371 apartment units in one community located in suburban Chicago, Illinois. The total purchase price of $17.5 million was paid by assuming $10.7 million of debt with the balance of $6.8 million coming from cash on hand.

On November 1, 2000, the Company acquired 429 units in five communities located in the town of Patchogue on Long Island. The total purchase price of $26.5 million was paid from cash on hand.

                        HOME PROPERTIES OF NEW YORK, INC.

                ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RATE RISK

See Note 4 -- Mortgage Notes Payable in the Consolidated Financial Statements concerning interest rate risk as contained in the Company's Form 10-K/A, as filed with the Securities and Exchange Commission on May 22, 2000.

                        PART II - OTHER INFORMATION

                        HOME PROPERTIES OF NEW YORK, INC.



ITEM 6.  EXHIBITS AND REPORTS OR FORM 8-K

(a)   Exhibits:  None


(b)   Reports on Form 8-K:

      - Form 8K was filed on October 26, 2000, date of report
        October 26, 2000, with respect to Items 7 and 9 disclosures regarding the Registrant's Press Release announcing its results for the third quarter of 2000 and its third quarter 2000 investor conference call.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES OF NEW YORK, INC.
(Registrant)


Date: NOVEMBER 9, 2000

By:   /s/ David P. Gardner
      ---------------------------------------------
      David P. Gardner
      Vice President
      Chief Financial Officer and Treasurer


Date: NOVEMBER 9, 2000

By:   /S/ DAVID P. GARDNER
      ---------------------------------------------
      David P. Gardner
      Vice President
      Chief Financial Officer and Treasurer