Form 10-K
period 2000-12-31
HOME PROPERTIES OF NEW YORK INC
filed 2001-03-29
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                                Name of Each Exchange on
          TITLE OF EACH CLASS                       WHICH REGISTERED
          -------------------                       ----------------
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

                                    YES X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 21, 2001 was approximately $604,038,813. As of March 21, 2001, there were 21,941,112 shares of common stock, $.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement to be issued in connection with the Company's 2001 Annual Meeting of Stockholders is incorporated by reference into Items 11, 12 and 13 of
Part III of this Report.

                        HOME PROPERTIES OF NEW YORK, INC.

                                TABLE OF CONTENTS

PART I.

         Item 1.           Business
         Item 2.           Properties
         Item 3.           Legal Proceedings

         Item 4.           Submission of Matters to a Vote of Security Holders
         Item 4A.          Executive Officers and Key Employees

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

         The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership in which the Company held a 62.5% partnership interest as of December 31, 2000 (62.4% at December 31, 1999) and two management companies (the
         "Management Companies") - Home Properties Management, Inc. ("HP Management") and Home Properties Resident Services, Inc. ("HP Resident Services") (formerly Conifer Realty Corporation), both of which are Maryland corporations.

         Home Properties, through its affiliates described above, as of December 31, 2000, operated 319 communities with 50,912 apartment units. Of these, 39,041 units in 147 communities are owned outright (the "Owned Properties"), 8,325 units in 136 communities are managed and partially owned by the Company as general partner, and 3,546 units in 36 communities are managed for other owners (collectively, the "Managed Properties"). The Management Companies and the Operating Partnership, to a limited extent, are also involved in certain development activities.

         The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

                                              APARTMENTS OWNED AND MANAGED AT 12/31/00

                                                               APTS. MANAGED
                                                  APTS.             AS               APTS.           APT.
                      MARKET AREA                 OWNED       GENERAL PARTNER     FEE MANAGED       TOTALS
                      -----------                 -----       ---------------     -----------       ------
           Baltimore, MD                          6,787                0             2,055           8,842
           Eastern, PA                            6,276                0                 0           6,276
           Detroit, MI                            5,693                0               108           5,801
           Rochester, NY                          2,975            1,686               700           5,361
           Northern, NJ                           2,657              352                 0           3,009
           Northern VA/DC Area                    2,591                0               103           2,694
           Buffalo, NY                            2,519              156               119           2,794
           Chicago, IL                            2,018                0                 0           2,018
           Syracuse, NY                           1,564            1,333               199           3,096
           Central VA                             1,244                0                 0           1,244
           Long Island, NY                        1,184                0                 0           1,184
           Hudson Valley, NY                        911              299                 0           1,210
           South Bend, IN                           706              168                 0             874
           Portland, ME                             596                0                 0             596
           Hamden, CT                               498                0                 0             498
           Delaware                                 432                0                 0             432
           Columbus, OH                             242            1,124                 0           1,366
           Western PA                               148            2,077               177           2,402
           Other NYS Areas                            0            1,130                85           1,215
                                              ----------           -----           -------         -------
           TOTAL # OF UNITS                      39,041            8,325             3,546          50,912
                                                 ======            =====             =====          ======

           Total Number of Communities              147              136                36             319

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

         The Company's business strategy includes: (i) aggressively managing and improving its communities to achieve increased net operating income;
         (ii) acquiring additional apartment communities with attractive returns at prices significantly below replacement costs; and (iii) maintaining a conservative capital structure with cost effective access to the capital markets.

         STRUCTURE

         The Company was formed in November, 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 2000, it owned a 62.5% interest in the Operating Partnership - one percent as general partner and the remainder as a limited partner through its wholly owned subsidiary, Home Properties Trust. A portion of the limited partner interests held by Home Properties Trust as of December 31, 2000 consisted of all of the Class A Limited Partnership Interests (1,666,667 interests or 3.9% of the total interests in the Operating Partnership), all of the Series B Limited Partnership Units (2,000,000 units or 4.7% of the total) and all of the Series C, D, and E Limited Partnership Units (1,150,000 units, or 2.7% of the total). Those preferred interests in the Operating Partnership have rights and preferences that mirror the rights and preferences of the holders of the related series of preferred shares in the Company held by the State of Michigan Retirement Systems, GE Capital Equity Investment, Inc., an affiliate of Prudential Real Estate Investors, Teachers Insurance and Annuity Association of America, affiliates of AEW Capital Management and Pacific Life Insurance Company, and The Equitable Life Assurance Society of the United States. The remaining units (21,143,312 or 50.1% of the total) held by Home Properties Trust have basically the same rights as the other limited partner interests (the "Units") in the Operating Partnership. Those other Units are owned by certain individuals who acquired Units in the Operating Partnership as partial consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, as well as certain officers of the Company.

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

         Both of the  Management  Companies  were  formed  to  comply  with  the technical requirements of federal income tax laws. Both are Maryland corporations and, effective January 1, 2001, both have elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. HP Management was formed in January, 1994 and HP Resident Services was formed in December, 1995 under the name Conifer Realty Corporation. As of December 31, 2000, the Operating Partnership held 95% of the economic interest in both Management Companies, with Nelson and Norman Leenhouts (the "Leenhoutses") holding the remaining five percent interest. The Management Companies manage, for a fee, certain of the residential, commercial and development activities of the
         Company and provide construction, development and redevelopment services for the Company.

         In September 1997, Home Properties Trust ("QRS") was formed as a Maryland real estate trust and as a qualified REIT subsidiary, with 100% of its shares being owned by the Company. The QRS has been admitted as a limited partner of the Operating Partnership and the Company transferred all but one percent of its interest in the Operating Partnership to the QRS.

         The Company currently has approximately 2,100 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (716) 546-4900.

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

         ACQUISITION, SALE AND DEVELOPMENT STRATEGIES

         The Company's core strategy is to grow primarily through acquisitions in geographic regions that have similar climates, easy access to the Company's headquarters, enough apartments available for acquisition to achieve a critical mass and minimal investment ownership by other apartment REITs. Targeted markets also possess other characteristics similar to the Company's existing markets, including a limited amount of new construction, acquisition opportunities below replacement costs, a mature housing stock and stable or moderate job growth. The Company expects that its growth will be focused in select metropolitan areas within the Northeast, Mid-Atlantic and Midwestern regions of the United States, where it has already established a presence. Continued geographic specialization is expected to have a greater impact on operating efficiencies than widespread accumulation of properties. The Company will pursue acquisition of individual properties as well as larger portfolios. It may also consider strategic investments in other apartment companies.

         The Company is also contemplating the sale of several of its mature communities. The Company has identified about two dozen communities with over 5,000 units for potential sale. The total estimated value of these communities is $200 million. The majority of these communities are in the Upstate New York markets of Syracuse, Buffalo and Rochester. Others are spread over several markets, where they are less efficient to operate due to their remote locations and/or their small size. The Company will not sell, however, unless it achieves targeted prices at levels which would allow it to reinvest the proceeds at higher returns, either by repurchasing shares of the Company's common stock or making acquisitions with repositioning potential. Several of these properties were originally acquired through UPREIT transactions, so that sales will have to be matched with suitable acquisitions using tax deferred exchanges.

         Effective December 31, 2000, the Company sold its affordable housing development operations to Conifer, LLC. With the growth in the Company's owned portfolio of market-rate properties, a conclusion was reached that the affordable development activities required a disproportionate allocation of financial and management resources. The Company intends to minimize its involvement in the complex development and re-development of apartment communities utilizing various government programs. The Company retained property management operations for 8,325 apartment units in 136 existing affordable communities. These activities are expected to generate ongoing management fees and incentive management fees and participation in residual value. They also increase the Company's volume purchasing ability, provide a pipeline for future acquisitions and position the Company to build market rate or affordable communities when and if market factors warrant.

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

         On December 31, 2000, the Company's debt was approximately $833 million and the debt-to-total market capitalization ratio was 40% based on the year-end closing price of the Company's stock at $27.9375. The weighted average interest rate on the Company's mortgage debt as of December 31, 2000 was 7.4% and the weighted average maturity was approximately 11 years. Debt maturities are staggered. As of December 31, 2000, the Company had an unsecured line of credit facility from M&T Bank of $100 million. This facility is available for acquisition and other corporate purposes and bears an interest rate at 1.25% over the one-month LIBOR rate. As of December 31, 2000, there were no outstanding borrowings on the line of credit.

         Management expects to continue to fund a significant portion of its continued growth by taking advantage of its UPREIT structure and using Units as currency in acquisition transactions. The Company issued approximately $59 million worth of Units as partial consideration in acquisition transactions during 2000.

         The Company also intends to continue to structure other creative equity transactions to raise capital with limited transaction costs. In 2000, $115 million of Series C, D and E Convertible Cumulative Preferred Stock ("Series C Preferred", "Series D Preferred" or "Series E Preferred") was issued in four private sales to Prudential Real Estate Investors, Teachers Insurance and Annuity Association of America, AEW Capital Management, Pacific Life Insurance Company, and The Equitable Life Assurance Society of the United States.

         Approximately $57 million was also raised in 2000 under the Company's Dividend Reinvestment and Direct Stock Purchase Plan (the "Dividend Reinvestment Plan"). Effective April 10, 2001, the Dividend
         Reinvestment Plan will be amended to reduce the discount from the current market price from 3% to 2%. The maximum amount that can be invested without the Company's prior permission will also be reduced from $5,000 to $1,000. These changes were intended to minimize amounts raised under the Dividend Reinvestment Plan at a time when the Company's common stock is trading at below the Company's estimate of net asset value.

         In 2000, the Company also announced a 1,000,000 share increase in management's authorization to buy back the Company's outstanding common stock. Shares may be repurchased through the open market or privately negotiated transactions. The Company's strategy is to opportunistically repurchase shares at a discount to its underlying net asset value, thereby continuing to build value for long-term shareholders. In 2000, the Company repurchased 468,600 of its shares of common stock for an aggregate price of $12,664,000 (an average of $27.03 per share).

         COMPETITION

         The Company competes with other multifamily developers and other real estate companies in seeking properties for acquisition, potential residents and land for development. The Company's Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction will enable it to maintain its historic occupancy levels. The Company also believes that the moderate level of new construction of multifamily properties in its markets in 2000 will not have a material adverse effect on its turnover rates, occupancies or ability to increase rents and minimize operating expenses. To date, the Company has faced limited competition in acquiring properties from other REIT's or other operators from outside the region. The Company may encounter competition from others as it seeks attractive properties in a broader geographic area. Given the perceived depth of available opportunities, management does not believe that increased competition will pose a significant problem.

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

         New construction in the Company's markets for the past two decades has been limited, with most of the existing housing stock built before 1980. In 2000, Home Properties' markets represented 18% of the total estimated existing U.S. multifamily housing stock, but only 10% of the country's estimated net new supply of multifamily housing units.

         An  analysis  of  future   multifamily  supply  compared  to  projected
         multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium. The fourth to last column in the Multifamily Supply and Demand table on page 9 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company's markets and the United States. Net new multifamily supply as a percent of new multifamily demand for 2000 in the Home Properties' markets was approximately 49%, compared to a national average of 98%.

         The third to the last column in the Multifamily Supply and Demand table on page 9 shows the net new multifamily supply as percent of existing multifamily housing stock. In the Company's markets, net new supply only represents 0.6% of the existing multifamily housing stock. This compares to the national average net new multifamily supply estimates at 1.0% of the multifamily housing stock.

         The information on the Market Demographics table on page 8 was compiled by the Company from the sources indicated on the table. The methods used includes estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate. There can also be no assurance that the historical information included on the table will be consistent with future trends.

MARKET DEMOGRAPHICS

                                            December    December                                    Multifamily
                                            Job         Job                                         Units as
                                            Growth      Growth                          2000        % of            2000
                        % of    2000        Trailing    Trailing      December          Median      Total           Multifamily
                        Owned   Number of   12 Months   12 Months     Unemployment      Home        Housing         Housing
MSA Market Area         Units   Households  % Change    Actual        Rate              Value       Stock (5)       Stock (6)
----------------------- -----   ----------  ---------  ----------     ------------      -------     ------------    -----------
Baltimore, MD           17.4%     950,188    1.6%          19,800         3.7%          129,467       18.5%            188,331
Eastern PA (1)          16.1%   2,069,722    1.1%          28,700         3.3%          135,245       15.4%            344,607
Detroit, MI             14.6%   1,708,276    0.9%          20,100         3.0%          104,648       15.8%            286,501
Rochester, NY            7.6%     411,605    0.9%           5,000         3.7%           99,920       13.3%             58,729
Northern NJ (2)          6.8%   2,057,057    1.3%          34,500         3.1%          223,064       18.4%            409,146
Northern VA/DC           6.6%   1,791,422    2.9%          78,000         5.8%          197,199       30.5%            588,903
Buffalo, NY              6.5%     456,925    0.6%           3,200         4.9%           88,804       10.8%             53,074
Downstate NY (3)         5.3%   1,527,607    1.7%          34,700         2.5%          241,048       14.4%            239,178
Chicago, IL              5.2%   2,895,994    0.8%          33,500         4.2%          157,200       28.2%            873,600
Syracuse, NY             4.0%     275,352    2.1%           7,400         4.3%           86,360       14.9%             45,317
Central/Southern VA      3.2%     959,558    1.5%          18,900         2.0%          108,352       18.7%            195,041
South Bend, IN           1.8%      97,678   (0.2%)           (300)        2.7%           74,839       12.7%             13,313
Portland, ME             1.5%      95,473    1.5%           2,300         2.6%          157,013       15.9%             17,498
Hamden, CT               1.3%     199,570   (0.3%)           (800)        1.5%          197,237       19.8%             43,427
Delaware                 1.1%     219,475    1.7%           5,600         3.9%          137,350       17.5%             40,888
Columbus, OH             0.6%     578,507    1.3%          11,600         2.2%          106,975       19.6%            122,353
Western PA               0.4%     957,066    0.6%           6,200         3.8%           73,424       12.9%            134,599
---------------------- ------  ----------  ---------   ----------     ------------      -------     ------------    -----------
HOME PROPERTIES
MARKETS                100.0%  17,251,475    1.2%         308,400         3.2%          136,361       17.4%          3,649,699
---------------------- ------  ----------  ---------   ----------     ------------      -------     ------------    -----------

United States                 103,192,376    1.4%       1,821,000         3.9%          110,180       17.7%         20,368,491

(1) Eastern Pennsylvania is defined for this report as Philadelphia, PA MSA & Allentown-Bethlehem-Easton MSA.
(2) Northern New Jersey is defined for this report as Middlesex-Somerset-Hunterdon MSA, Bergen-Passaic MSA,
    Monmouth-Ocean MSA, & Newark MSA.
(3) Downstate  New York is defined  for this  report as the Hudson
    Valley Region of Dutchess Co MSA, Newburgh NY-PA MSA, Putnam &
    Ulster  Counties;   Long  Island,  NY  (Nassau-Suffolk   MSA);
    Westchester County MSA; & Rockland County MSA.
(4) Western Pennsylvania is defined for this report as Pittsburgh, PA MSA.
(5) Based on 1990 U.S. Census figures.
(6) 2000 MULTIFAMILY HOUSING STOCK = 2000 total housing stock multiplied by the % of multifamily housing stock in each MSA market (based on 1990 U.S. Census figures).

SOURCES:  BUREAU OF LABOR STATISTICS  (BLS);  CLARITAS,  INC.; US CENSUS BUREAU
          - MANUFACTURING & CONSTRUCTION DIV.; NEW YORK STATE DEPARTMENT OF LABOR, DIV. OF RESEARCH AND STATISTICS.
          DATA COLLECTED IS DATA AVAILABLE AS OF MARCH 9, 2001 AND IN SOME CASES MAY BE PRELIMINARY.
          BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.
          Claritas Inc. is a leading provider of precision marketing solutions and related products/services.
          U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.


                          MULTIFAMILY SUPPLY AND DEMAND

                                                                                  Estimated    Estimated
                                                                     Estimated     Net New      Net New
                          Estimated                      Estimated      2000     Multifamily  Multifamily
                             2000         Estimated         2000        New      Supply as a  Supply as a               Expected
                             New             2000         Net New    Multifamily  % of New     % of the     Expected      Excess
                          Supply of      Multifamily     Multifamily Household   Multifamily  Multifamily    Excess      Revenue
    MSA Market Area      Multifamily   Obsolescence(8)   Supply(9)   Demand(10)    Demand        Stock     Demand(11)     Growth
                             (7)                                                                                           (12)
------------------------ ------------- ----------------- ----------- ----------- ------------ ------------ ------------ --------
Baltimore, MD                 1,814              942            872       2,443        35.7%       0.5%         1,571       0.8%
Eastern PA (1)                2,545            1,723            822       2,940        28.0%       0.2%         2,118       0.6%
Detroit, MI                   2,524            1,433          1,092       2,122        51.4%       0.4%         1,030       0.4%
Rochester, NY                   523              294            230         444        51.8%       0.4%           214       0.4%
Northern NJ (2)               4,618            2,046          2,572       4,223        60.9%       0.6%         1,651       0.4%
Northern VA/DC                8,358            2,945          5,414      15,867        34.1%       0.9%        10,453       1.8%
Buffalo, NY                     672              265            406         231       175.9%       0.8%          (175)     (0.3%)
Downstate NY (3)              2,468            1,196          1,272       3,334        38.2%       0.5%         2,062       0.9%
Chicago, IL                   8,451            4,368          4,083       6,309        64.7%       0.5%         2,226       0.3%
Syracuse, NY                     67              227           (159)        735       (21.7%)     (0.4%)          894       2.0%
Central/Southern VA             888              975            (87)      2,354        (3.7%)      0.0%         2,441       1.3%
South Bend, IN                  616               67            549         (25)    (2168.7%)      4.1%          (574)     (4.3%)
Portland, ME                     39               87            (49)        244       (19.9%)     (0.3%)          292       1.7%
Hamden, CT                      235              217             18        (106)      (16.5%)      0.0%          (123)     (0.3%)
Delaware                        675              204            471         655        71.9%       1.2%           184       0.4%
Columbus, OH                  4,260              612          3,648       1,518       240.3%       3.0%        (2,130)     (1.7%)
Western PA (4)                1,005              673            332         533        62.3%       0.2%           201       0.1%
------------------------ ------------- ----------------- ----------- ----------- ------------ ------------ ------------ -----------
HOME PROPERTIES MARKETS      39,758           18,248         21,510      43,546        49.4%       0.6%        22,036       0.6%
------------------------ ------------- ----------------- ----------- ----------- ------------ ------------ ------------ -----------
United States               312,001          101,842        210,158     215,032        97.7%       1.0%         4,874       0.0%
 (1)-(6) SEE FOOTNOTES PRIOR PAGE

(7) ESTIMATED 2000 NEW SUPPLY OF MULTIFAMILY =  Multifamily permits (2000 figures U.S. Census Bureau, Mfg. & Constr.
    Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).
(8) ESTIMATED  2000  MULTIFAMILY  OBSOLESCENCE  =  0.5%  of  2000 multifamily housing stock.
(9) Estimated 2000 NET NEW MULTIFAMILY SUPPLY = Estimated 2000 New Supply  of  Multifamily   minus  Estimated  2000
    multifamily obsolescence.
(10)Estimated 2000 NEW MULTIFAMILY  HOUSEHOLD DEMAND = Trailing 12 month job growth  (Nonfarm,  not seasonally  adjusted payroll employment  figures)  (12/31/99-12/31/00)  multiplied  by  the expected % of new household formations resulting from new jobs (66.7%)  and the % of  multifamily  households in each market (based on 1990 U.S. Census figures).
(11)EXPECTED  EXCESS  DEMAND  =  Estimated  2000  New  Multifamily Household  Demand  minus  Estimated  2000 Net New
    Multifamily Supply.
(12)EXPECTED  EXCESS  REVENUE  GROWTH  =  Expected  Excess  Demand divided by 2000 Multifamily  Housing Stock. This percentage is expected to reflect the  relative  impact that  changes in the supply and demand for  multifamily  housing units will have on occupancy rates and/or rental rates in each market, beyond the impact  caused by broader  economic  factors such as inflation and interest rates.

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

ITEM 2.  PROPERTIES

         As of December 31, 2000, the Owned Properties consisted of 147 multifamily residential properties containing 39,041 apartment units. At the time of the IPO (August 4, 1994), Home Properties owned 11 communities containing 3,065 units and simultaneously with the closing of the IPO acquired an additional four communities containing 926 units. From the time just prior to the IPO to December 31, 2000, the Company therefore experienced a compounded annualized growth rate of 49% in the number of apartment units it owned. In 2000, Home Properties acquired 5,384 apartment units in 22 communities for a total purchase price of approximately $328 million.

         The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased. Average economic occupancy at the Owned Properties held throughout 1999 and 2000 was 94.7% for 2000. The Owned Properties are typically two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to middle income and senior residents and the quality of the services it provides to such residents result in low turnover. Average turnover at the Owned Properties was approximately 41.5% for 2000, which is significantly below the national average of 65% for garden apartments.

         Resident leases are generally for one year terms and security deposits equal to one month's rent are generally required.

         Certain of the Owned Properties secure mortgage loans.  See
         Schedule III contained herein.

         The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2000.


Communities Wholly Owned
and Managed by Home Properties
                                                                             (4)
                                                         Avg   (2)     (3)   2000   1999   2000    1999
                                                         Apt   2000    2000  Avg    Avg    Avg Mo  Avg Mo
                                       #     Age         Size  %       Res.  %      %      Rent    Rent    12/31/00
                                       Of    In    Year  (Sq   Mature  Turn- Occu-  Occu-  Rate    Rate    Total Cost
REGIONAL AREA                          Apts  Years Acq   Ft)   Res.    over  pancy  pancy  Per Apt Per Apt (000)
-------------                          ----  ----- ----  ----- ------  ----- -----  -----  ------- ------- ---------

               CORE COMMUNITIES (1)
CT-Hamden      Apple Hill
               Apartments               498   29   1998    789    26%   31%    95%   96%    $804   $751      $27,736
IL-Chicago     Colonies Apartments      672   27   1998    656     7%   57%    91%   85%     602    568      $28,153
IN-South Bend  Candlewood
               Apartments               310   16   1998  1,000    12%   61%    91%   90%     660    639      $14,542
MD-Baltimore   Carriage House
               Apartments                50   35   1998    786    25%   26%    96%   98%     537    513       $1,353
MD-Baltimore   Country Village
               Apartments               344   30   1998    868    25%   44%    95%   95%     645    609      $15,595
MD-Baltimore   Morningside Heights
               Apartments             1,050   36   1998    870     7%   40%    93%   93%     617    584      $44,164
MD-Baltimore   Rolling Park
               Apartments               144   28   1998  1,125    11%   34%    96%   98%     654    606       $6,373
MD-Baltimore   Strawberry Hill
               Apartments               145   36   1998    780     7%   48%    93%   95%     573    547       $4,326
ME-Portland    Mill Co. Gardens          96   50   1998    550    31%   50%    97%   97%     546    506       $2,459
ME-Portland    Redbank Village          500   57   1998    836    35%   29%    94%   95%     604    553      $18,124
MI-Detroit     Canterbury Square        336   29   1997    789     5%   45%    98%   98%     702    667      $14,782
MI-Detroit     Carriage Hill
               Apartments               168   35   1998    783    44%   35%    98%   98%     720    687       $7,472
MI-Detroit     Carriage Park
               Apartments               256   34   1998    777    15%   42%    96%   95%     671    643      $11,323
MI-Detroit     Charter Square           494   30   1997    914     2%   48%    97%   98%     773    734      $25,398
MI-Detroit     Cherry Hill Club
               Apartments               164   29   1998    878     8%   44%    96%   90%     587    561       $6,225
MI-Detroit     Cherry Hill Village
               Apartments               224   35   1998    742    10%   43%    96%   96%     656    619       $8,701
MI-Detroit     Fordham Green            146   25   1997    869    12%   55%    93%   95%     783    745       $7,120
MI-Detroit     Golfview Manor            44   42   1997    662    15%   50%    94%   96%     499    475         $743
MI-Detroit     Greentrees
               Apartments               288   30   1997    863    10%   48%    92%   93%     606    566      $11,011
MI-Detroit     Kingsley Apartments      328   31   1997    792    25%   53%    94%   94%     647    617      $15,214
MI-Detroit     Oak Park Manor           298   46   1997    887    15%   27%    98%   98%     680    634      $11,415
MI-Detroit     Parkview Gardens         483   47   1997    731     7%   44%    95%   92%     563    532       $9,585
MI-Detroit     Scotsdale
               Apartments               376   26   1997    790     5%   43%    97%   96%     635    602      $14,913
MI-Detroit     Southpointe Square       224   30   1997    776    12%   50%    96%   96%     594    565       $6,332
MI-Detroit     Stephenson House         128   34   1997    668    20%   59%    93%   96%     634    593       $3,518
MI-Detroit     Woodland Gardens         337   35   1997    719     8%   54%    96%   97%     689    659      $14,638
NJ-Northern    East Hill Gardens         33   43   1998    695    20%    9%    99%   96%     910    828       $2,095
NJ-Northern    Lakeview Apartments      106   32   1998    492    20%   21%    98%   95%     844    780       $6,282
NJ-Northern    Oak Manor
               Apartments                77   45   1998    775    41%   14%    99%   97%     1,185  1,074     $5,642
NJ-Northern    Pleasant View
               Gardens Apartments     1,142   33   1998    745    25%   25%    95%   94%     799    739      $60,161
NJ-Northern    Pleasure Bay
               Apartments               270   30   1998    667    25%   20%    97%   95%     672    635       $9,339
NJ-Northern    Royal Gardens            550   33   1997    800    10%   23%    96%   95%     847    796      $26,865
NJ-Northern    Towers, The              137   39   1998    916    80%   14%    98%   97%     992    943       $7,889
NJ-Northern    Wayne Village            275   36   1998    725    40%   17%    97%   96%     861    804      $16,777
NJ-Northern    Windsor Realty            67   48   1998    675    20%   28%    95%   96%     805    747       $4,223
NY-Buffalo     Emerson Square            96   31   1997    650    32%   30%    98%   99%     566    546       $3,302
NY-Buffalo     Fairways Apartments       32   40   1997    900    25%   41%    98%   97%     683    650       $1,316
NY-Buffalo     Garden Village           315   29   1994    850    78%   29%    96%   97%     638    620      $10,812
NY-Buffalo     Idylwood                 720   31   1995    700    10%   61%    96%   95%     594    577      $23,063
NY-Buffalo     Paradise Lane at
               Raintree                 324   29   1997    676    19%   44%    98%   96%     603    584      $11,243
NY-Buffalo     Raintree Island          504   29   1985    704    30%   47%    97%   97%     625    604      $17,355
NY-Buffalo     Williamstowne
               Village                  528   29   1985    708    100%  16%    95%   91%     628    619      $19,406
NY-Downstate   Carriage Hill            140   28   1996    845     0%   52%    96%   94%     837    805       $6,064
NY-Downstate   Cornwall Park             75   34   1996    1,320  11%   33%    96%   94%     1,194  1,046     $6,293
NY-Downstate   Coventry Village          94   26   1998    718    31%   31%    97%   95%     994    910       $4,521
NY-Downstate   Lakeshore Villas         152   26   1996    956    25%   40%    93%   97%     708    642       $6,614
NY-Downstate   Lake Grove               368   31   1997    879    14%   37%    95%   96%     992    893      $26,081
NY-Downstate   Mid-Island Estates       232   36   1997    690    30%   28%    97%   94%     888    827      $12,355
NY-Downstate   Mountainside
               Apartments               227   28   1998    759    64%   18%    97%   98%     833    789       $9,613
NY-Downstate   Patricia Apartments      100   27   1998    770    26%   24%    98%   98%     916    834       $5,699
NY-Downstate   Sunset Gardens           217   30   1996    662    14%   42%    89%   93%     646    600       $6,943
NY-Rochester   1600 East Avenue         164   42   1997    800    71%   106%   77%   81%     1,320  1,324    $13,337
NY-Rochester   1600 Elmwood             210   41   1983    891     7%   61%    93%   95%     823    778      $11,510
NY-Rochester   Brook Hill               192   29   1994    999    10%   40%    94%   93%     843    812      $10,884
NY-Rochester   Finger Lakes Manor       153   30   1983    924    46%   55%    92%   92%     745    712       $8,019
NY-Rochester   Hamlet Court              98   30   1996    696    48%   28%    95%   94%     659    635       $3,421
NY-Rochester   Hill Court South          95   37   1997    730    50%   26%    97%   96%     607    584       $3,319
NY-Rochester   Ivy Ridge
               Apartments               135   37   1997    740    42%   44%    96%   95%     603    578       $4,530
NY-Rochester   Newcastle
               Apartments               197   26   1982    873    28%   57%    91%   96%     719    693      $10,732
NY-Rochester   Northgate Manor          224   38   1994    800    29%   55%    86%   91%     650    627      $10,127
NY-Rochester   Perinton Manor           224   31   1982    928    37%   32%    96%   96%     764    738      $11,677
NY-Rochester   Pines of Perinton        508   24   1998    818    25%   24%    98%   99%     522    515       $9,473
NY-Rochester   Riverton Knolls          240   27   1983    911     7%   71%    85%   86%     820    768      $13,651
NY-Rochester   Spanish Gardens          220   27   1994    1,030  30%   40%    94%   97%     641    618      $11,955
NY-Rochester   Springcreek               82   28   1984    913    50%   29%    98%   97%     569    554       $3,170
NY-Rochester   The Meadows              113   30   1984    890    46%   39%    96%   93%     641    615       $5,353
NY-Rochester   Woodgate Place           120   28   1997    1,100   5%   67%    96%   96%     727    696       $5,465
NY-Syracuse    Candlewood Garden        126   30   1996    855    25%   44%    97%   98%     518    498       $3,545
NY-Syracuse    Conifer Village          199   22   1994    499    95%   19%    100%  100%    566    566       $9,307
NY-Syracuse    Fairview Heights         210   37   1965    798     5%   111%   94%   95%     780    743      $10,330
NY-Syracuse    Harborside Manor         281   28   1995    823    12%   12%    95%   95%     595    576       $9,071
NY-Syracuse    Pearl Street              60   30   1995    855     5%   65%    91%   90%     511    488       $1,614
NY-Syracuse    Village Green            448   15   1994    908    28%   61%    92%   94%     630    610      $18,115
NY-Syracuse    Westminster Place        240   29   1996    913     8%   51%    96%   96%     576    551       $8,160
OH-Columbus    Weston Gardens           242   28   1998    804    10%   66%    89%   93%     513    467       $8,040
PA-Eastern     Beechwood Gardens        160   34   1998    775    10%   29%    96%   98%     625    599       $4,632
PA-Eastern     Cedar Glen
               Apartments               110   34   1998    726    60%   27%    92%   96%     462    445       $3,235
PA-Eastern     Chesterfield
               Apartments               247   28   1997    812    16%   40%    96%   94%     714    664      $12,118
PA-Eastern     Curren Terrace           318   30   1997    782    10%   45%    94%   97%     756    707      $15,755
PA-Eastern     Executive House          100   36   1997    696    50%   62%    95%   93%     798    724       $5,980
PA-Eastern     Glen Manor               174   25   1997    667    30%   37%    96%   97%     616    591       $6,320
PA-Eastern     Lansdowne Group-
               Karen Court               49   38   1997    844
PA-Eastern     Lansdowne Group-
               Landon Court              44   31   1997    873
PA-Eastern     Lansdowne Group-
               Marshall House*(5)        63   72   1997    653    30%   57%    95%   96%     652    627       $9,383
PA-Eastern     Lansdowne Group-
               Patricia Court            66   33   1997    838
PA-Eastern     New Orleans Park         308   30   1997    693    18%   44%    95%   94%     657    612      $14,152
PA-Eastern     Racquet Club East
               Apartments               467   30   1998    850    15%   40%    96%   95%     802    769      $26,830
PA-Eastern     Sherry Lake
               Apartments               298   36   1998    811    15%   45%    96%   96%     888    826      $19,594
PA-Eastern     Springwood
               Apartments                77   27   1997    755    35%   92%    92%   90%     629    595       $2,857
PA-Eastern     Valley Park South        384   28   1996    987    25%   55%    96%   95%     792    745      $20,775
PA-Eastern     Valley View
               Apartments               176   28   1997    769    10%   78%    93%   89%     688    646       $8,171
PA-Eastern     Village Square           128   28   1997    795    15%   51%    95%   95%     733    650       $6,291
PA-Western     Cloverleaf Village       148   43   1997    716    25%   57%    89%   89%     572    535       $4,616
VA-No. VA/DC   Braddock Lee
               Apartments               254   46   1998    758    20%   27%    94%   97%     839    780      $14,983
VA-No. VA/DC   Park Shirlington
               Apartments               294   46   1998    758    12%   27%    96%   97%     872    811      $16,890

               Core Communities
               Total/Weighted Avg    23,530   33           800    23%   42%    95%   95%    $701   $664   $1,038,555

(1)"Core Communities" represents the 23,530 apartment units owned consistently throughout 1999 and 2000.
(2)"Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 2000.
(3)"Resident Turnover" reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.
(4)"Average % Occupancy" is the average economic occupancy for the 12 months  ended  December 31, 1999 and 2000.
   For  communities acquired  during 1999 and 2000,  this is the average  occupancy from the date of acquisition.
(5)The Lansdowne Group consolidated figures are reflected in the Marshall House line.

Communities Wholly Owned
and Managed by Home Properties
                                                                             (4)
                                                         Avg   (2)     (3)   2000   1999   2000    1999
                                                         Apt   2000    2000  Avg    Avg    Avg Mo  Avg Mo
                                       #     Age         Size  %       Res.  %      %      Rent    Rent    12/31/00
                                       Of    In    Year  (Sq   Mature  Turn- Occu-  Occu-  Rate    Rate    Total Cost
REGIONAL AREA                          Apts  Years Acq   Ft)   Res.    over  pancy  pancy  Per Apt Per Apt (000)
-------------                          ----  ----- ----  ----- ------  ----- -----  -----  ------- ------- ---------
               1999 Acquisition
               Communities
DE             HP of Newark             432   33   1999    856    10%    0%    89%   95%    $592   $551      $20,310
IL-Chicago     Colony Apartments        783   28   1999    704     5%   57%    98%   98%     782    744      $43,063
IN-South Bend  Maple Lane               396   18   1999    950    15%   66%    90%   95%     629    627      $18,353
MD-Baltimore   Bonnie Ridge             966   35   1999  1,023    12%   52%    88%   92%     863    840      $52,986
MD-Baltimore   Canterbury
               Apartments               618   23   1999    933    15%   47%    97%   96%     628    613      $26,650
MD-Baltimore   Country Club
               Apartments               150   36   1999    783     5%   49%    92%   92%     623    579       $5,518
MD-Baltimore   Doub Meadow               95   20   1999  1,037     2%   44%    98%   98%     587    608       $3,979
MD-Baltimore   Falcon Crest             396   32   1999    993    20%   52%    89%   86%     674    649      $16,411
MD-Baltimore   Gateway Village          132   12   1999    965     3%   37%    98%   98%     804    770       $8,057
MD-Baltimore   Laurel Pines             236   37   1999    680     0%   49%    91%   93%     710    683       $8,535
MD-Baltimore   Owings Run               504    6   1999  1,142     5%   47%    93%   95%     860    839      $38,358
MD-Baltimore   Pavilion Apartments      432   33   1999    951    42%   30%    95%   97%   1,115  1,096      $33,446
MD-Baltimore   Selford Townhomes        102   14   1999  1,115     2%   37%    96%   95%     814    768       $5,834
MD-Baltimore   Shakespeare Park          82   18   1999    833    50%   12%    99%   100%    616    600       $3,995
MD-Baltimore   Tamarron Apartments      132   14   1999  1,097     4%   34%    99%   98%     875    851       $9,986
MD-Baltimore   Timbercroft
               Townhomes                284   29   1999    990    25%   14%    100%  93%     623    615       $8,656
MD-Baltimore   Village Square           370   33   1999  1,045     8%   19%    97%   98%     704    665      $16,594
MI-Detroit     Lakes Apartments         434   14   1999    948     1%   63%    96%   88%     859    810      $27,193
MI-Detroit     Springwells Park         303   60   1999  1,014    20%   54%    95%   92%     917    872      $19,497
PA-Eastern     Arbor Crossing           134   32   1999    667    25%   31%    96%   98%     659    645       $5,657
PA-Eastern     Glen Brook               173   38   1999    689    20%   27%    96%   93%     634    624       $6,849
PA-Eastern     Hill Brook Place         274   33   1999    709    11%   35%    97%   92%     652    642      $11,876
PA-Eastern     Racquet Club South       103   32   1999    821    15%   38%    93%   88%     668    613       $4,964
PA-Eastern     Ridgeway Court            66   28   1999    800    15%   45%    93%   91%     645    610       $2,303
PA-Eastern     Ridley Brook             244   39   1999    731    28%   27%    98%   99%     669    649      $10,623
VA-Central     Carriage Hill            664   34   1999    949    86%   18%    95%   97%     763    752      $37,790
VA-Central     Riverdale                580   36   1999    925    11%   53%    93%   95%     592    575      $16,621
VA-No. VAIDC   Manor, The               198   27   1999    844     7%   48%    93%   96%     754    680       $8,360
VA-No. VAIDC   Seminary Hill            296   41   1999    884     4%   32%    94%   94%     886    849      $13,947
VA-No. VA/DC   Seminary Towers          548   37   1999    875     5%   31%    94%   93%     896    872      $28,273

               1999 Total/

               Weighted Average      10,127     29         914    17%   40%    94%   94%    $759   $711     $514,684

(1)"Core Communities"  represents the 23,530 apartment units owned consistently throughout 1999 and 2000.
(2)"Mature Residents" is the percentage of residents  aged 55 years or older as of December 31, 2000.
(3)"Resident  Turnover"  reflects,  on an annual basis, the number  of  moveouts;  divided  by the total  number of apartment units.
(4)"Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 1999 and 2000.  For communities acquired  during 1999 and 2000,  this is the average  occupancy from the date of acquisition.
(5)The Lansdowne Group consolidated figures are reflected in the Marshall House line.

Communities Wholly Owned
and Managed by Home Properties
                                                                             (4)
                                                         Avg   (2)     (3)   2000   1999   2000    1999
                                                         Apt   2000    2000  Avg    Avg    Avg Mo  Avg Mo
                                       #     Age         Size  %       Res.  %      %      Rent    Rent    12/31/00
                                       Of    In    Year  (Sq   Mature  Turn- Occu-  Occu-  Rate    Rate    Total Cost
REGIONAL AREA                          Apts  Years Acq   Ft)   Res.    over  pancy  pancy  Per Apt Per Apt (000)
-------------                          ----  ----- ----  ----- ------  ----- -----  -----  ------- ------- ---------
               2000 Acquisition
               Communities
IL-Chicago     Blackhawk                371   40   2000    860    10%   N/A    96%   N/A    $753    N/A      $17,599
IL-Chicago     Cypress Place            192   31   2000    855     0%   N/A    100%  N/A     635    N/A      $10,079
MD-Baltimore   Elmwood Terrace          504   28   2000   1038     5%   N/A    92%   N/A     607    N/A      $20,796
MD-Baltimore   Old Friends               51   113  2000    834     1%   N/A    96%   N/A     733    N/A       $2,266
MI-Detroit     Bayberry                 120   34   2000    950     0%   N/A    98%   N/A     725    N/A       $5,852
MI-Detroit     Deerfield Woods          144   25   2000    800     4%   N/A    98%   N/A     679    N/A       $5,879
MI-Detroit     Hampton Court            182   29   2000    972     0%   N/A    89%   N/A     577    N/A       $6,011
MI-Detroit     Macomb Manor             216   32   2000    867    60%   N/A    97%   N/A     601    N/A       $8,914
NY-Downstate   Bayview/Colonial         160   34   2000    882     0%   N/A    98%   N/A     782    N/A      $10,069
NY-Downstate   Eastwinds                 96   35   2000    888    35%   N/A    97%   N/A     781    N/A       $6,039
NY-Downstate   Maple Tree                84   50   2000    937    45%   N/A    97%   N/A     829    N/A       $5,283
NY-Downstate   Ryder Apartments          24   40   2000    817    35%   N/A    96%   N/A     850    N/A       $1,509
NY-Downstate   Southbay Manor            61   41   2000    849     8%   N/A    90%   N/A     884    N/A       $3,097
NY-Downstate   Terry Apartments          65   25   2000    722    70%   N/A    98%   N/A     806    N/A       $4,092
PA-Eastern     Bryn Mawr                316   50   2000    900    25%   N/A    95%   N/A     841    N/A      $22,950
PA-Eastern     Castle Club              158   34   2000    974    24%   N/A    98%   N/A     697    N/A      $10,294
PA-Eastern     Devon                    628   38   2000   1299     7%   N/A    94%   N/A     896    N/A      $44,975
PA-Eastern     Golf Club                399   32   2000    821     7%   N/A    93%   N/A     808    N/A      $26,569
PA-Eastern     Malvern                  363   30   2000    900    22%   N/A    95%   N/A     835    N/A      $27,629
PA-Eastern     Trexler Park             249   27   2000   1000    20%   N/A    95%   N/A     812    N/A      $16,897
VA-No. VA/DC   East Meadow              150   30   2000   1035    20%   N/A    98%   N/A   1,018    N/A      $13,118
VA-No. VA/DC   Orleans Village          851   33   2000   1040     2%   N/A    99%   N/A     966    N/A      $67,416

               2000 Total/
               Weighted Average       5,384   38           978    13%   N/A    96%   N/A    $795    N/A     $337,333

               Owned Portfolio
               Total/Weighted Avg    39,041   33           854    20%    41%   94%   94%    $723   $684   $1,890,572


(1)"Core Communities" represents the 23,530 apartment units owned consistently throughout 1999 and 2000.
(2)"Mature  Residents" is the percentage of residents aged 55 years or older as of December 31, 2000.
(3)"Resident Turnover" reflects, on an annual basis, the number of  moveouts;  divided  by the total  number of apartment units.
(4)"Average % Occupancy"  is the average  economic  occupancy for the  12 months ended December 31, 1999 and 2000.
   For communities  acquired  during  1999  and  2000,  this  is the average occupancy from the date of acquisition.
(5)The Lansdowne Group consolidated figures are reflected in the Marshall House line.

         PROPERTY DEVELOPMENT

         Management believes that new construction of market rate multifamily apartments is not economically feasible in most of its markets. Therefore, Home Properties' prior development and redevelopment activities were limited to government-assisted multifamily housing. In 1996, the Operating Partnership acquired substantially all of the assets of C.O.F., Inc. (formerly
         Conifer   Realty,   Inc.)  and  Conifer   Development,   Inc.
         (collectively,   "Conifer"),   a  developer   and  manager  of
         government-assisted multifamily housing.

         Effective December 31, 2000, the Company sold its affordable housing development operations to Conifer, LLC. Conifer, LLC is led by Richard
         J. Crossed, a former Executive Vice President and director of the Company. The Company retained property management operations for 8,325 apartment units in 136 existing affordable communities.

         The Company has retained the ability to develop new communities, both affordable and market rate, but does not plan to focus on this activity. Rather, it plans to engage in development activity only on a very selective basis.

         PROPERTY MANAGEMENT

         As of December 31, 2000, the Managed Properties consist of: (i) 8,325 apartment units where Home Properties is the general partner of the entity that owns the property; (ii) 3,546 apartment units managed for others; (iii) commercial properties which contain approximately 1.0 million square feet of gross leasable area; (iv) a master planned community known as Gananda; (v) a 140-lot Planned Unit Development known as College Greene; (vi) a 202-lot Planned Unit Development known as Riverton; and (vii) 153 acres of vacant land in Old Brookside, the development of which, if it occurs, will be managed by HP Management. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

         The table on the following pages details managed communities broken down by market area.

MANAGED COMMUNITIES BY MARKET AREA

COMMUNITIES MANAGED AS GENERAL PARTNER

                                                  # of
COMMUNITY NAME                    CITY            APTS.

UPSTATE NEW YORK

BUFFALO, NY AREA
Linda Lane Apartments             Cheektowaga       156

ROCHESTER, NY AREA
200 East Avenue                   Rochester          77
Abraham Lincoln                   Rochester          69
Ambassador Apartments             Rochester          54
Brown Square Village II           Ontario            32
College Greene Senior Apartments  N. Chili          110
East Court Apartments             Rochester          85
Evergreen Hills                   Macedon           232
Fort Hill                         Canandaigua        57
Geneva Garden Apartments          Geneva             53
Highland Park                     Dundee             91
Huntington Park Apartments        Rochester          75
Jefferson Park                    Fairport           69
Lima Manor Apartments             Lima               32
Maple Apartments                  Alfred             24
Monica Place                      Rochester          21
Nichols Schoolhouse Apartments    Nichols            13
Sandy Creek                       Albion             24
Springside Meadows Apartments     West Henrietta     54
St. Bernard's Park                Rochester          59
St. Bernard's Park II             Rochester          88
St. Michael's Senior Housing      Rochester          28
St. Patrick's Apartments          Elmira             39
Totiakton Manor                   Honeoye Falls      56
Village Square                    Painted Post       75
Walnut Hill                       Dundee             59
Washington Park                   Castile            24
YWCA                              Rochester          86

SYRACUSE, NY AREA
Candlelight Lane Apartments       Liverpool         244
Church Street Apartments          Port Byron         39
Circle Drive Apartments I         Sidney             32
Circle Drive Apartments II        Sidney             24
Ellis Hollow                      Ithaca            100
Greenway Place Apartments         Syracuse           43
Lenox Landing                     Syracuse           32
Linderman Creek                   Ithaca             56
Macartovin                        Utica              66
Mayrose Apartments                Oneonta            32
Meadowview I                      Central Square     60
Meadowview II                     Central Square     46
Meadowview III                    Central Square     24
Northcliffe Apartments            Cortland           58
Norwich Senior Housing            Norwich            32
Oak Square Apartments             Oneonta            30
Read Memorial Senior Apartments   Hancock            28
Schoolhouse Apartments            Waterville         56
Schoolhouse Gardens               Groton             28
Sherburne Senior Housing          Sherburne          29
Wedgewood Apartments              Kirkville          70
Wedgewood II Senior Apartments    Kirkville          24
Windsor Place Apartments          N. Syracuse       180

DOWNSTATE NEW YORK

HUDSON VALLEY NY AREA
Greencourt Apartments             Mt. Vernon         76
Hillside Terrace                  Poughkeepsie       64
South 15th Apartments             Mt. Vernon         66
Terrace View Apartments           Yonkers            48
Trinity Senior Apartments         Yonkers            45


OTHER NEW YORK STATE AREAS

ALBANY, NY AREA
Adam Lawrence Apts                Corinth            40
Apple Meadow Village              Hudson             48
Apple Meadow Village              Hudson             10
Cynthia Meadows                   Greenwich          36
Louis Apartments                  Coxsackie          24
Peppertree Apartments             Coxsackie          24
Peppertree Park                   Coxsackie          24
Riverwood Apartments I            Stillwater         24
Riverwood Apartments II           Stillwater         24

SOUTHERN TIER NY AREA
Arcade Manor                      Arcade             24
Belmont Village Court             Belmont            24
Blairview Apartments              Blairsville        42
Bolivar Manor                     Bolivar            24
Canisteo Manor                    Canisteo           24
Carrollton Heights                Limestone          18
Cattaraugus Manor                 Cattaraugus        24
Little Valley Estates             Little Valley      24
Maple Leaf Apartments             Franklinville      24
Portville Manor                   Portville          24
Portville Square                  Portville          24
Yorkshire Corners                 Delevan            24

WATERTOWN, NY AREA
Albert Carriere Apartments        Rouses Point       56
Black Brook Senior Housing        Au Sable Forks     24
Bonnie View Terrace Apts          Wilmington         24
Canton Manor Apartments           Canton             30
Champion Apartments               West Carthage      32
Champion Apartments II            West Carthage      32
Hunters Run                       Dexter             40
LaFarge Senior Housing            Lafargeville       24
Lakeside Manor Apartments         Schroon Lake       24
Ledges                            Evans Mills       100
Maple Ridge Senior Housing        Malone             40
Penet Square Apartments           Lafargeville       24
Pontiac Terrace Apartments        Oswego             70
Roderick Rock Senior Housing      Rouses Point       24
Webster Manor Apts                Malone             32

WESTERN PENNSYLVANIA

ERIE, PA AREA
Arlington Manor                   Greenville         48
Brandy Spring Apartments          Mercer             40
Bridgeview Apartments             Emlenton           36
Connellsville Heights             Connellsville      36
Creekside Apartments              Leechburg          30
Derry Round House                 Derry              26
Freedom Apartments                Ford City          28
Green Meadow Apartments (Knolls)  Pittsburgh      1,072
Greenwood Apartments              Mt. Pleasant       36
Harrison City Commons             Harrison City      38
Independence Apartments           Mt. Pleasant       28
Lake City Apartments              Lake City          44
Lake Street Apartments            Girard             32
Liberty Apartments                Brookville         28
Lincoln Woods Apartments          Warren             44
Little Creek (Isabella Estates)   Saxonburg          26
Mercer Manor                      Mercer             26
Millwood Arms                     Ford City          28
Oswayo Apartments                 Shinglehouse       18
Parkview Apartments               Brookway           24
Rivercourt Apartments             Tionesta           18
Scottdale Plaza Apartments        Scottdale          22

COMMUNITIES MANAGED AS GENERAL PARTNER
                                                  # of
COMMUNITY NAME                    CITY            APTS.

WESTERN PENNSYLVANIA

ERIE, PA AREA - CONTINUED
Seneca Woods Apartments           Seneca             40
Sheffield Country Manor           Sheffield          24
Silver Maples Apartments          Ulysses            24
Summit Manor                      Cresson            24
Taylor Terrace                    W. Pittsburgh      30
Tionesta Manor                    Tionesta           36
Tower View Apartments             Tower City         25
Townview Apartments               St. Mary's         36
Tremont Station                   Tremont            24
Washington Street Apartments      Conneautville      30
Woodside Apartments               Grove City         32
Wright Village                    Sandy Lake         24

INDIANA
Dunedin Apartments                South Bend        168

NORTHERN/CENTRAL OHIO
Briggs/Wedgewood Apartments       Columbus          868
Cherrywood Apartments             Toledo            176
Sunset West Apartments            Conneaut           40
Villas of Geneva                  Geneva             40

NEW JERSEY
Leland Gardens                    Plainfield        256
Millstream Apartments             Washington         96
                                  Township

TOTAL COMMUNITIES MANAGED
   AS GENERAL PARTNER                             8,325

COMMUNITIES FEE MANAGED
                                                   # of
COMMUNITY NAME                    CITY             APTS.

UPSTATE NEW YORK

BUFFALO, NY AREA
Stonegate Apartments              Williamsville     119

ROCHESTER, NY AREA
Bernard Housing                   Dansville          32
Brown Square Village I            Ontario            60
Fight Village                     Rochester         246
Foster Block                      Clifton            44
                                  Springs
Glen Valley Apartments            Watkins Glen       32
Hudson Housing                    Rochester          55
Pinehurst                         Honeoye Falls      68
St. Joseph's Apartments           Elmira             66
Towpath Manor                     Palmyra            65
Towpath Manor II                  Palmyra            32

SYRACUSE, NY AREA
Academy Court                     Syracuse           29
Courtyard at James                Syracuse           73
Moses DeWitt House                Syracuse           37
Seneca Garden Apartments          Syracuse           60

OTHER NEW YORK STATE AREAS

ALBANY, NY AREA
Council Meadows                   Burnt Hills        25
Green Meadow Apts                 Chester            36

WATERTOWN, NY AREA
Bateman Hotel                     Lowville           24

WESTERN PENNSYLVANIA

ERIE, PA AREA
Brookville Apartments             Brookville         16
Buchanan Court                    Warren             18
Rose Square                       Connellsville      11
Rose Terrace                      Bradford           32
Spring Street Apartments 1        Corry              48
Spring Street Apartments 2        Corry              28
Springboro Country Place          Springboro         24

BALTIMORE, MD
2400 Pennsylvania Avenue          Washington        103
Allenbee Garden Apartments        Forestville        36
Annapolis Roads Apartments        Annapolis         282
Chesapeake Bay Apartments         Annapolis         108
Dunfield Townhomes                Baltimore         312
Fox Hall                          Baltimore         720
Green Ridge House                 Greenbelt         101
Hyattsville House                 Hyattsville        65
Silver Hill Gardens               Suitland          324
Towne Crest Apartments            Gaithersburg      107

DETROIT, MI
Woodward Heights Apartments       Royal Oak         108

TOTAL COMMUNITIES FEE MANAGED                     3,546

         SUPPLEMENTAL PROPERTY INFORMATION

         At December 31, 2000, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to certain legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
------   -------------------------------------------------

         None.

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following table sets forth, as of March 21, 2001, the eight executive officers and certain of the key employees of the Company, together with their respective ages, positions and offices.

            NAME                        AGE     POSITION

            Norman P. Leenhouts         65      Chairman,   Co-Chief   Executive  Officer  and  Director  of  Home
                                                Properties,  Chairman and Director of HP  Management  and Chairman
                                                and Director of HP Resident Services

            Nelson B.   Leenhouts       65      President, Co-Chief  Executive  Officer and Director  of  Home
                                                Properties,President,    Chief    Executive Officer   and   Director
                                                of  HP Management and Director and President of HP Resident Services.

            Edward J. Pettinella        49      Executive Vice President and Director of Home Properties

            David P. Gardner            45      Senior  Vice  President  and  Chief  Financial   Officer  of  Home
                                                Properties, HP Resident Services and HP Management

            Ann M. McCormick            45      Senior  Vice  President,  General  Counsel and  Secretary  of Home
                                                Properties and HP Management and General  Counsel and Secretary of
                                                HP Resident Services

            Scott A. Doyle              39      Senior Vice  President,  Residential  Property  Management of Home
                                                Properties

            Johanna A. Falk             36      Senior Vice President, Information Systems of Home Properties

            Robert J. Luken             36      Vice President,  Treasurer and Controller of Home  Properties,  HP
                                                Resident Services and HP Management

            William E. Beach            54      Vice President,  Commercial Property Management of Home Properties
                                                and HP Management

            William L. Brown            57      Vice President, Residential Property Management of Home Properties

            Andrew J. Burke             39      Vice President, Marketing

            Lavonne R. Childs           38      Vice  President,   Web  Assisted  HP  Resident  Services  of  Home
                                                Properties

            Douglas Erdman              42      Vice President, Residential Property Management of Home Properties

            Rhonda Finehout             50      Vice   President,   Residential   Property   Management   of  Home
                                                Properties and HP Resident Services

            Timothy A. Florczak         45      Vice President, Education

            Gerald B. Korn              54      Vice President, Mortgage Finance of Home Properties

            Laurie Leenhouts            44      Vice President,  Residential Property Marketing of Home Properties
                                                and HP Management

            Paul O'Leary                49      Vice President, Acquisitions and Due Diligence of Home Properties

            Bernard J. Quinn            44      Vice President, Residential Property Management of Home Properties

            James E. Quinn, Jr.         45      Vice President, Residential Property Management of Home Properties

            Alan Regan                  37      Vice President, Affordable Housing

            Sharon Sanfratello          46      Vice President, Residential Property Management of Home Properties

            John E. Smith               50      Vice President, Acquisitions of Home Properties

            William C. Stein            50      Vice President, Human Resources

            Eric Stevens                45      Vice   President,   Residential   Property   Management   of  Home
                                                Properties and HP Resident Services

            Richard J. Struzzi          47      Vice President, Development of Home Properties and HP Management

            Robert C. Tait              43      Vice President,  Commercial Property Management of Home Properties
                                                and HP Management

            Marilyn Thomas              50      Vice President,  Residential Property Management of Properties and
                                                HP Resident Services


         Information regarding Nelson and Norman Leenhouts and Edward Pettinella is set forth below under "Board of Directors" in Item 10.

         DAVID P. GARDNER has served as Senior Vice President of the Company since August, 2000, and Vice President and Chief
         Financial Officer of HP Management and HP Resident Services since their inception. Mr. Gardner joined Home Leasing Corporation in 1984 as Vice President and Controller. In 1989, he was named Treasurer of Home Leasing and Chief Financial
         Officer in December,  1993.  From 1977 until joining Home Leasing,
         Mr. Gardner was an accountant at Cortland L. Brovitz & Co.
         Mr. Gardner is a graduate of the Rochester Institute of Technology and is a Certified Public Accountant.

         ANN M. MCCORMICK has served as Senior Vice President since August, 2000, and Vice President and General Counsel and Secretary of the Company and HP Management since their inception. She has also served as Secretary and General Counsel of HP Resident Services since 1998 and as a Vice President since December, 2000. Mrs. McCormick joined Home Leasing in 1987 and was named Vice President, Secretary and General Counsel in 1991. Prior to joining Home Leasing, she was an associate with the law firm of Nixon, Hargrave, Devans & Doyle. Mrs. McCormick is a graduate of Colgate University and holds a Juris Doctor from Cornell University.

         SCOTT A. DOYLE has served as Senior Vice President since August, 2000, and Vice President of the Company since 1997. He has also served as a Vice President of HP Resident Services since December, 2000. He joined Home Properties in 1996 as a
         Regional Property Manager. Mr. Doyle has been in property management for 17 years. Prior to joining Home Properties he worked with CMH Properties, Inc., Rivercrest Realty Associates and Arcadia Management Company. Mr. Doyle is a graduate of
         S.U.N.Y. at Plattsburgh, New York.

         JOHANNA A. FALK has served as a Senior Vice President since August, 2000, and Vice President of the Company since 1997. She has also served as a Vice President of HP Resident Services since December, 2000. She joined the Company in 1995 as an investor relations specialist and is currently responsible for the Information Systems Department. Prior to joining the Company, Mrs. Falk was employed as a marketing manager at Bausch & Lomb Incorporated and Champion Products, Inc. and as a financial analyst at Kidder Peabody. She is a graduate of Cornell University and holds a Masters Degree in Business Administration from the Wharton School of The University of Pennsylvania.

         ROBERT J. LUKEN has served as Treasurer of the Company since August, 2000, and Controller since 1996 and as a Vice President since 1997. He has also served as a Vice President and Controller of HP Resident Services and HP Management since 1998.
         Prior  to  joining  the  Company,   he  was  the  Controller  of
         Bell  Corp.  of  Rochester  and  an  Audit   Supervisor  for
         PricewaterhouseCoopers LLP. Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant.

         WILLIAM E. BEACH has served as Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1972 as a Vice President. Mr. Beach is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

         WILLIAM L. BROWN has served as a Vice President of the Company since 2000. He joined the Company in 1998 when the Company acquired the multi-family assets owned by the Siegel Organization in Baltimore, Maryland. Mr. Brown had served as an Executive Vice President of the Siegel Organization since 1970. He is a graduate of the University of Baltimore.

         ANDREW J. BURKE has served as Vice President of the Company since February, 2001. He joined the Company in 2000 as Director of Marketing. Prior to joining Home Properties, he was employed by Xerox Corporation as a business manager and by Boise Cascade Corporation as a senior marketing manager. Mr. Burke is a graduate of Bowdoin College and holds a Masters of Management (MBA) from the J.J. Kellogg Graduate School of Management, Northwestern University.

         LAVONNE R. CHILDS has served as Vice President of the Company since 1997 and as Vice President, Web Assisted HP Resident Services since August, 2000. She has also served as a Vice President of HP Resident Services since December, 2000. She joined Home Properties in December of 1996 as a Regional Property Manager. Mrs. Childs has been in property management for 15 years. Prior to joining Home Properties, she worked with Walden Residential, United Dominion Realty Trust and Winthrop Management.

         DOUGLAS F. ERDMAN has served as Vice President of the Company since 1999. He has also served as a Vice President of HP
         Resident Services since December, 2000. Prior to joining Home Properties, he was President of Community Realty Company,
         Inc., a Washington D. C. based real estate firm providing commercial and multi-family property management, commercial leasing, brokerage, general contracting, and real estate development services. Mr. Erdman is a graduate of Towson University, is a Certified Property Manager (CPM) and holds real estate brokers licenses in Maryland, Virginia and Washington D. C. Mr. Erdman serves on the Multi-housing Council of the Urban Land Institute and on the Board of Directors of JFGH, an organization of group homes for disabled adults.

         RHONDA K. FINEHOUT has served as a Vice President of the Company and HP Resident Services since 1998. She joined the Company in 1996 as a regional property manager with responsibilities in market rate, rural development, low income housing tax credit and fee managed properties. Ms. Finehout is a graduate of the State University of New York at Oswego.

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

         LAURIE A. LEENHOUTS has served as a Vice President of the Company since its inception and has been a Vice President of HP Management since 1998. She joined Home Leasing in 1987 and has served as a Vice President since 1992. Ms. Leenhouts is a graduate of the University of Rochester. She is the daughter of Norman Leenhouts.

         PAUL O'LEARY has served as a Vice President of the Company since its inception. He joined Home Leasing in 1974 and has served as Vice President of Home Leasing since 1978. Mr. O'Leary is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

         BERNARD J. QUINN has served as Vice President of the Company since 2000. He joined the Company in 1997 and served as a Property Manager in the Philadelphia region until 2000 when he was appointed Regional Leader of the New Jersey region.
         Prior to joining  the  Company,  Mr.  Quinn was  employed by Mill
         Creek Realty in Philadelphia. Mr. Quinn is a graduate of Villanova University.

         JAMES E. QUINN, JR. has served as Vice President of the Company and of HP Resident Services since 1998. He has also served a Vice President of HP Resident Services since December, 2000. He joined the Company in 1997 as the regional leader for the Philadelphia region. Prior to joining the Company, Mr. Quinn was Vice President of Mill Creek Realty Group. Mr. Quinn is a graduate of Drexel University.

         ALAN REGAN has served as Vice President of the Company since February, 2001. He joined the Company in 2000 as Director of Affordable Housing. Prior to joining Home Properties, Mr. Regan was the Chief Operating Officer with Landsman Development Corporation. Mr. Regan is a graduate of Fredonia State College.

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

         WILLIAM C. STEIN has served Home Properties as a Vice President since 2000. He joined Home Properties in 2000 as its Director of Human Resources. Prior to joining the Company, Mr. Stein was Director of Human Resources for The Gleason
         Works. Mr. Stein had previously been Manager of Human Resources for Unisys Corporation (formerly Burroughs Corporation and
         Nu-Kote International). He holds an undergraduate degree in Psychology from St. John Fisher College and a Masters in Labor Relations from St. Francis College.

         ERIC STEVENS has served as a Vice President of the Company and HP Resident Services since 1998. He joined the Company in 1996 in connection with the merger with Conifer. At Conifer, he was a property manager for 13 years in the affordable housing area, including working with the Low Income Housing Tax Credit Program, New York State Housing Finance Agency, New York State Division of Housing and Community Renewal and the U.S. Department of Housing and Urban Development. Mr. Stevens is on the Board of Directors of the Housing Council in Monroe County, Inc. Mr. Stevens is a graduate of Babson College.

         RICHARD J. STRUZZI has served as a Vice President of the Company and HP Management since their inception. He has also served as a Vice President of HP Resident Services since December, 2000. He joined Home Leasing in 1983 as a Vice President. Mr. Struzzi is a graduate of the State University of New York at Potsdam and holds a Masters Degree in Public School Administration from St. Lawrence University. He is the son-in-law of Nelson Leenhouts.

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

         MARILYN THOMAS has served as a Vice President of the Company and HP Resident Services since 1999. She joined the Company in 1998. Prior to joining Home Properties, Mrs. Thomas was a Vice President at
         Patterson-Erie Corporation for 15 years, working in the affordable housing, market rate apartment and development areas. Mrs. Thomas is a licensed Pennsylvania real estate broker and has been a Certified Property Manager since 1988.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
------   -----------------------------------------------------------------

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

                                        HIGH             LOW        DISTRIBUTION

             1999
             First Quarter             $26-1/8        $22-15/16          $.48
             Second Quarter            $29-1/8         $22-1/4           $.48
             Third Quarter             $28-7/8         $26-1/16          $.48
             Fourth Quarter            $28-1/8        $24-13/16          $.53

             2000
             First Quarter               $29           $25-3/4           $.53
             Second Quarter              $30           $26-1/2           $.53
             Third Quarter            $31-9/16         $28-3/16          $.53
             Fourth Quarter           $28-15/16        $25-9/16          $.57

         As of March 21, 2001, the Company had approximately 5,500 shareholders. It has historically paid distributions on a quarterly basis in the months of February, May, August and November. The Credit Agreement relating to the Company's $100 million line of credit provides that the Company may not pay any distribution if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of: (i) 90% of funds from operations and 110% of cash available for distribution; and (ii) the amounts required to maintain the Company's status as a REIT.

         Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K.

                                                    2000          1999          1998          1997          1996
                                                    ----          ----          ----          ----          ----

             Revenues:
             Rental Income                         $298,860      $217,591      $137,557       $64,002       $42,214
             Other Income                            20,188        16,872        11,686         5,695         3,456
                                                    -------       -------       -------       -------      --------
             TOTAL REVENUES                         319,048       234,463       149,243        69,697        45,670
                                                    -------       -------       -------        ------       -------


             Expenses:
             Operating and maintenance              128,034        95,200        63,136        31,317        21,859
             General & administrative                13,235        10,696         6,685         2,255         1,482
             Interest                                56,792        39,558        23,980        11,967         9,208
             Depreciation & amortization             52,430        37,350        23,191        11,200         8,077
             Loss on available-for-sale
             securities                                   -         2,123             -             -             -
             Non-recurring acquisition expense            -         6,225             -             -             -
                                                    -------       -------       --------   ----------   -----------
             TOTAL EXPENSES                         250,491       191,152       116,992        56,739        40,626
                                                    -------       -------       -------        ------       -------
             Income before gain (loss) on
               disposition of property,
               minority interest and
               extraordinary item                    68,557        43,311        32,251        12,958         5,044
             Gain (loss) on disposition of property  (1,386)          457             -         1,283             -
                                                    --------      -------       -------        ------   -----------

             Income before minority interest
               and extraordinary item                67,171        43,768        32,251        11,675         5,044
             Minority interest                       25,715        17,390        12,603         4,248           897
                                                     ------        ------        ------         -----        ------
             Income before extraordinary item        41,456        26,378        19,648         7,427         4,147
             Extraordinary item, prepayment
               penalties, net of allocation
               to minority interest                       -           (96)         (960)       (1,037)            -
                                                    -------      --------       -------        ------   -----------
             Net income before preferred
               dividends                             41,456        26,282        18,688         6,390         4,147
             Preferred dividends                    (12,178)       (1,153)            -             -             -
                                                    -------      ---------      -------    ----------    ----------
             Net income available to common
               shareholders                         $29,278       $25,129       $18,688        $6,390        $4,147
                                                    =======       =======       =======        ======        ======


             Net income per common share:

               Basic                                  $1.42         $1.34         $1.34       $   .86       $   .74
                                                      =====         =====         =====       =======       =======
               Diluted                                $1.41         $1.34         $1.33       $   .84       $   .74
                                                      =====         =====         =====       =======       =======
             Cash dividends declared per
               common share                           $2.16         $1.97         $1.83        $ 1.74        $ 1.69
                                                      =====         =====         =====        ======        ======


             Balance Sheet Data:
             Real estate, before accumulated
               depreciation                      $1,895,269    $1,480,753      $940,788      $525,128      $261,773
             Total assets                         1,871,888     1,503,617     1,012,235       543,823       248,631
             Total debt                             832,783       669,701       418,942       218,846       105,176
             Stockholders' equity                   569,528       448,390       361,956       151,432        83,030


             Other Data:
             Funds from Operations (1)             $120,854       $89,132       $56,260       $24,345       $13,384
             Cash available for distribution       $107,300       $78,707       $49,044       $21,142       $11,022
             (2)

             Net cash provided by operating
               activities                          $127,197       $90,526       $60,548       $27,285       $14,241
             Net cash used in investing
               activities                         ($178,445)    ($190,892)    ($297,788)    ($102,460)     ($25,641)
             Net cash provided by financing
               activities                           $56,955       $71,662      $266,877       $77,461       $12,111
             Weighted average number of
               shares outstanding:
               Basic                             20,639,241    18,697,731    13,898,221     7,415,888     5,601,027
               Diluted                           20,755,721    18,800,907    14,022,329     7,558,167     5,633,004

             Total communities owned at end
               of period                                147           126            96            63            28
             Total apartment units owned at
               end of period                         39,041        33,807        23,680        14,048         7,176


Item 6.  SELECTED FINANCIAL DATA (CONTINUED)
         -----------------------------------

(1) Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") clarified the White Paper definition of FFO as income (loss) before gains (losses) from the sale of property and extraordinary items, before minority interest in the Operating Partnership, plus real estate deprecation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

         For the year ended December 31, 1999, the Company's previously reported FFO excluded a nonrecurring loss on available-for-sale securities of $2,123 and a non-recurring acquisition expense of $6,225 in conformance with the NAREIT definition of FFO calculations then in place ("Original Definition"). The Company has adopted NAREIT's new FFO calculation, pursuant to NAREIT's White Paper dated October 1999, which modifies the FFO calculation to include certain nonrecurring charges ("Clarified Definition"). Although both FFO calculations are presented in the table below, the Company believes the comparison of FFO using the Original Definition represents the best guide to investors of comparable operations and growth between years.

         The calculation of FFO for the previous five years are presented as follows:

                                                 2000           1999          1998           1997          1996
                                                 ----           ----          ----           ----          ----

        Net income available to common
           Shareholders                         $29,278        $25,129       $18,688         $6,390        $4,147
        Preferred dividends                      12,178          1,153             -              -             -
        Minority interest                        25,715         17,390        12,603          4,248           897
        Extraordinary item                            -             96           960          1,037             -
        Non-recurring expense                         -          6,225           294              -             -
        Depreciation from real property(1)       52,297         37,473        23,715         11,387         8,332
        Loss from sale of property                1,386          1,666(2)          -          1,283             8
                                             ----------      ------------ -------------   ---------    ------------
        FFO (original definition)              $120,854        $89,132       $56,260        $24,345       $13,384
        Non-recurring expense                         -         (6,225)         (294)             -             -
        Loss on available-for-sale
           securities                                           (2,123)            -                            -
                                             -------------   ----------   -------------  ------------  -------------
                                                      -                                           -
        FFO (clarified definition)             $120,854        $80,784       $55,966        $24,345       $13,384
                                               ========        =======       =======        =======       =======
        Weighted average common shares/units outstanding:

              Basic                            35,998.3       31,513.8      22,871.7       11,373.9       6,813.2
                                               ========       ========      ========       ========       =======
              Diluted                          41,128.4       32,044.9      22,995.8       11,516.1       6,845.1
                                               ========       ========      ========       ========       =======

         (1)Includes amounts passed through from unconsolidated investments.

         (2)Includes the loss from disposition of property investment separately disclosed as loss on available-for-sale securities.

         All REITs may not be using the strict White Paper definition for new FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Quarterly information on Funds from Operations for the two most recent years is as follows:

                               2000                        1ST         2ND          3RD          4TH         TOTAL
                               ----                        ---         ---          ---          ---         -----
             Funds from Operations before minority
                 interest                                $25,407     $29,788      $33,106      $32,553     $120,854
             Weighted Average Shares/Units:
                 Basic                                  34,123.2     35,846.3    36,820.1     37,261.3     35,998.3
                 Diluted                                37,586.7     40,249.9    43,162.4     43,625.1     41,128.4

                               1999                        1ST         2ND          3RD          4TH         TOTAL
                               ----                        ---         ---          ---          ---         -----
             Funds from Operations before minority
             interest                                    $16,915     $19,627      $25,189      $27,403      $89,132
             Weighted Average Shares/Units:
                 Basic                                  27,810.1     28,530.2    34,485.9     35,116.1     31,513.8
                 Diluted                                27,898.4     28,634.8    34,630.9     36,904.1     32,044.9


Item 6.  SELECTED FINANCIAL DATA NOTES (CONTINUED)
         -----------------------------------------

(2) Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $375 ($350 for 1996-1997 and $300 for 1995) per apartment unit, $94 per manufactured home site and $.25 per square foot for the 35,000 square foot ancillary convenient shopping area at Wedgewood, which was sold in 1999. It is the Company's policy to fund its investing activities and financing activities with the proceeds of its Line of Credit or new debt or by the issuance of additional Units in the Operating Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   ----------------------------------------------------------------------

         OVERVIEW

         The following discussion is based primarily on the Consolidated Financial Statements of Home Properties of New York, Inc. This should be read in conjunction with the financial statements appearing elsewhere in this report. Certain capitalized terms, as used herein, are defined in the Notes to the Consolidated Financial Statements.

         The  Company  is  engaged  primarily  in  the  ownership,   management,
         acquisition and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of December 31, 2000, the Company operated 319 apartment communities with 50,912 apartments. Of this total, the Company owned 147 communities, consisting of 39,041 apartments, managed as general partner 136 partnerships that owned 8,325 apartments and fee managed 3,546 apartments for affiliates and third parties. The Company also fee manages 1.0 million square feet of office and retail properties.

         This annual report contains forward-looking statements. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions, and continued access to capital to fund growth.

         RESULTS OF OPERATIONS

         COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999.

         The Company owned 95 communities with 23,530 apartment units throughout 1999 and 2000 where comparable operating results are available for the years presented (the "2000 Core Properties"). For the year ending December 31, 2000, the 2000 Core Properties showed an increase in rental revenues of 5.8% and a net operating income increase of 7.6% over the 1999 year-end period. Property level operating expenses increased 5.3%. Average economic occupancy for the 2000 Core Properties increased from 94.6% to 94.7%, with average monthly rental rates increasing 5.7% to $701.

         A summary of the 2000 Core Property net operating income is as follows:

                                                      2000                    1999                   % CHANGE
                                                      ----                    ----                   --------
        Rent                                       $187,491,000           $177,286,000                 5.8%
        Property Other Income                         7,412,000              5,606,000                32.2%
                                                 --------------         --------------                -----

        Total Income                                194,903,000            182,892,000                 6.6%
        Operating and Maintenance                 (  83,756,000)           (79,570,000)               (5.3%)
                                                  --------------           ------------               ------

        Net Operating Income                       $111,147,000           $103,322,000                 7.6%
                                                   ============           ============                =====


         During 2000, the Company acquired a total of 5,384 apartment units in 22 newly-acquired communities (the "2000 Acquisition Communities"). In addition, the Company experienced full year results for the 10,127 apartment units in 30 apartment communities (the "1999 Acquisition Communities") acquired during 1999. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 2000.

         The Company also disposed of one property during 2000, a 150-unit community located in Pittsburgh, Pennsylvania, which had partial results for 2000 (the "2000 Disposed Community").

         For the year ended December 31, 2000, operating income (income before loss on disposition of property, minority interest and extraordinary item) increased by $25,246,000 when compared to the year ended December 31, 1999. The increase was primarily attributable to the following factors: an increase in rental income of $81,269,000 and an increase in other income of $3,316,000. These changes were partially offset by an increase in operating and maintenance expense of $32,834,000, an increase  in  general  and  administrative  expense of  $2,539,000,  an increase in interest expense of $17,234,000, an increase in depreciation and amortization of $15,080,000 and loss on available-for-sale securities and non-recurring acquisition expense totaling $8,348,000 only affecting 1999.

         Of the $81,269,000 increase in rental income, $47,376,000 is attributable to the 1999 Acquisition Communities and $24,204,000 is attributable to the 2000 Acquisition Communities, offset in part by a $516,000 reduction attributable to the 2000 Disposed Community. The balance of $10,205,000 is a 5.8% increase from the 2000 Core Properties due primarily to an increase of 5.7% in weighted average rental rates, plus an increase in occupancy from 94.6% to 94.7%.

         Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals net profits from corporate apartments and miscellaneous charges to residents, increased in 2000 by $4,511,000. Of this increase, $1,847,000 is attributable to the 1999 Acquisition
         Communities, $884,000 is attributable to the 2000 Acquisition Communities and $1,806,000 represents a 32.2% increase from the 2000 Core Properties, offset in part by a $26,000 reduction attributable to the 2000 Disposed Community. The increase for the 2000 Core Properties included a one-time benefit from a favorable insurance settlement of $239,000. Without this, property other income still increased 28%.

         Interest and dividend income increased in 2000 by $654,000, primarily attributable to an increase in loans to one of its Management Companies used to acquire land held in inventory for future development, as well as increased levels of cash reserves invested. Dividend income of $714,000 in 1999 from investments in marketable securities did not continue in 2000.

         Other income reflects the net contribution from management and development activities after allocating certain overhead and interest expense. The net contribution decreased by $1,849,000, or 64% from 1999 to 2000. Gross development fees revenues decreased $1,462,000, and gross management fee revenues increased $80,000.

         Effective December 31, 2000, the Company sold its affordable housing development operations to the key personnel that ran the division. While the selling price of approximately $6,700,000 was close to the book value of the related assets that were sold, after transaction costs, a loss on sale was incurred of $924,000.

         As a result, going forward, development fee income ($4.8 million in 2000) should essentially disappear, with a corresponding decrease in general and administrative costs of approximately $2.6 million, all netted and reported in other income. The proceeds from the sale will temporarily produce increased interest income before those proceeds are reinvested on a longer term basis in property acquisitions.

         Of the $32,834,000 increase in operating and maintenance expenses, $20,354,000 is attributable to the 1999 Acquisition Communities, $8,604,000 is attributable to the 2000 Acquisition Communities and a reduction of $310,000 is attributable to the 2000 Disposed Community. The balance for the 2000 Core Properties, a $4,186,000 increase in operating expenses or 5.3%, is primarily a result of increases in gas utilities, personnel expenses, property insurance and real estate taxes.

         Increases in utility expenses were a large contributor to operating and maintenance expense increases for the year, and will continue to unfavorably affect results in 2001. Natural gas prices were very volatile in 2000. While it has always been the Company's policy to limit some of its exposure to this volatility by purchasing fixed price contracts, the Company's past experience has been that this has been expensive insurance.

         Looking back the last ten years, the prices of natural gas has been relatively stable. Historically, at the beginning of each heating season, rates experienced some pressures but started settling back down around January. The 1999/2000 heating season did not follow this same pattern. Rates continued to climb during the summer months instead of leveling off. This unusual pattern made it more difficult to execute fixed price contracts. the Company has previously revised the earnings outlook for 2001, indicating utility costs will increase by approximately $5,500,000.

         The months of December, 2000 and January, 2001 yielded prices for natural gas topping out at over $10 per decatherm. For deliveries in March, 2001 the price has reduced to approximately $5.00 per decatherm. The Company is planning during March through May of 2001 to negotiate fixed pricecontracts for close to 90% of its exposure for the 2001/2002 heating season.

         Management of the Company remains optimistic that these higher expenses will eventually be absorbed by our residents. Further rent increases have been passed on to residents as leases (which typically have a one year term) are renewed. The greatest opportunity will be during late spring and summer of 2001, when a large percentage of leases are scheduled for renewal.

         The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2000 Core Properties was 43.0% and 43.5% for 2000 and 1999, respectively. This 0.5% reduction is a result of the 6.6% increase in total rental and property other income achieved through ongoing efforts to upgrade and reposition properties for maximum potential. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company's practice, typical in its markets, of including heating expenses in base rent.

         General and administrative expenses increased in 2000 by $2,539,000, or 24% from $10,696,000 in 1999 to $13,235,000 in 2000. As the Company
         expands geographically, travel and lodging expenses have increased, along with expenses associated with new and expanding regional offices. In addition, personnel costs have increased to handle the growing owned portfolio, which increased in size by 15% as of December 31, 2000 compared to a year ago. The percentage of G&A compared to total revenue was 4.1% for 2000 compared to 4.6% for 1999.

         Interest expense increased in 2000 by $17,234,000 as a result of the acquisition of the 2000 Acquisition Communities and full year interest expense for the 1999 Acquisition Communities. The 1999 Acquisition Communities, costing in excess of $480,000,000, were acquired with $203,000,000 of assumed debt in addition to the use of UPREIT Units. The 2000 Acquisition Communities, costing in excess of $322,000,000, were acquired with $163,000,000 of assumed debt, in addition to the use of UPREIT Units. In addition, amortization from deferred charges relating to the financing of properties totaling $566,000 and $516,000 was included in interest expense for 2000 and 1999, respectively.

         During 2000, the Company reported a loss on disposition of property of $1,386,000. This includes $417,000 from the sale of Payne Hill in Pittsburgh, $924,000 from the sale of the affordable housing development business and $45,000 from the sale of a small general partnership interest.

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

         A summary of the 1999 Core Property net operating income is as follows:

                                                        1999               1998            % CHANGE
                                                        ----               ----            --------

             Rent                                      $105,388,00       $100,048,000        5.3%
             Property Other Income                       3,255,000          2,816,000       15.6%
                                                     -------------     --------------       -----

             Total Income                              108,643,000        102,864,000        5.6%
             Operating and Maintenance                ( 48,653,000)     (  47,840,000)     ( 1.7%)
                                                      ------------      -------------      -------

             Net Operating Income                      $59,990,000        $55,024,000        9.0%
                                                       ===========        ===========      ======


         During 1999, the Company acquired a total of 10,127 apartment units in 30 newly-acquired communities (the "1999 Acquisition Communities"). In addition, the Company experienced full year results for the 9,632 apartment units in 34 newly acquired apartment communities (the "1998 Acquisition Communities") acquired during 1998. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 1999.

         The Company also disposed of one property, a 35,000 square foot ancillary shopping center located adjacent to a multi-family community, which had partial results for 1999 (the 1999 "Disposed Communities").

         For the year ended December 31, 1999, operating income (income before loss on disposition of property, minority interest and extraordinary item) increased by $11,060,000 when compared to the year ended December 31, 1998. The increase was primarily attributable to the following factors: an increase in rental income of $80,034,000 and an increase in other income of $5,186,000. These changes were partially offset by an increase in operating and maintenance expense of $32,064,000, an increase  in  general  and  administrative  expense of  $4,011,000,  an increase  in  interest  expense  of  $15,578,000  and  an  increase  in depreciation and amortization of $14,159,000 and a loss on available-for-sale securities and non-recurring acquisition expense totaling $8,348,000 not previously incurred.

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

         Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, increased in 1999 by $3,264,000. Of this increase, $1,358,000 is attributable to the 1998 Acquisition Communities, $1,191,000 is attributable to the 1999 Acquisition Communities and $439,000 represents a 15.6% increase from the 1999 Core Properties, offset in part by a $28,000 reduction attributable to the 1999 Disposed Community. In addition, $304,000 represents the increase in the net results for limited partnerships accounted for on the equity method.

         Interest and dividend income increased in 1999 by $1,990,000, primarily attributable to an increase in construction loans and advances made to affiliated tax credit development partnerships, as well as increased levels of cash reserves invested. Dividend income of $714,000 and $147,000 in 1999 and 1998, respectively, from investments in marketable securities, were not expected to continue into 2000.

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

         Of the $32,064,000 increase in operating and maintenance expenses, $16,302,000 is attributable to the 1998 Acquisition Communities, $14,980,000 is attributable to the 1999 Acquisition Communities and a reduction of $31,000 is attributable to the 1999 Disposed Community. The balance for the 1999 Core Properties, an $813,000 increase in operating expenses of 1.7%, is primarily a result of increases in utility expenses, real estate taxes, and snow removal costs.

         The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 1999 Core Properties was 44.8% and 46.5% for 1999 and 1998, respectively. This 1.7% reduction is a result of the 5.6% increase in total rental and property other income achieved through ongoing efforts to upgrade and reposition properties for maximum potential. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company's practice, typical in its markets, of including heating expenses in base rent. The exposure to savings in heating costs have been reduced as the number of units in the entire portfolio, including heat in base rent, has been reduced from 85% at December 31, 1998 to 70% at December 31, 1999.

         General and administrative expenses increased in 1999 by $4,011,000, or 60% from $6,685,000 in 1998 to $10,696,000 in 1999. As the Company
         expands geographically, travel and lodging expenses have increased, along with expenses associated with new and expanding regional offices. In addition, personnel costs have increased to handle the growing owned portfolio, which increased in size by 41% as of December 31, 1999 compared to a year ago. The percentage of G&A compared to total revenue was 4.6% and 4.5% for 1999 and 1998, respectively.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity demands are expected to be distributions to the common and preferred stockholders and Operating Partnership unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, stock repurchases and debt repayments. The Company may also engage in transactions whereby it acquires equity ownership in other public or private companies that own portfolios of apartment communities.

         The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and the line of credit. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

         To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit described below, it intends to satisfy such requirements through the issuance of UPREIT Units, proceeds from the Dividend Reinvestment Plan ("DRIP"), property debt financing, or issuing additional common shares or shares of the Company's preferred stock. As of December 31, 2000, the Company owned 29 properties, with 4,470 apartment units, which were unencumbered by debt.

         In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $413.8 million shares of common stock or other securities. The available balance on the shelf registration statement at December 31, 2000 was $227,390,000.

         In September, 1999, the Company completed the sale of $50 million of Series B Preferred stock in a private transaction with GE Capital. The Series B Preferred stock carries an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, non-call provision.

         In December, 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December, 1996 for $35 million) were converted to Series A Convertible Cumulative Preferred shares ("Series A Preferred") which retain the same material rights and preferences that were associated with the limited partnership interests. The conversion had no effect on reported results of operations and permits the Company to continue to use favorable tax depreciation methods.

         In May and June, 2000, the Company completed the sale of $60 million of Series C Preferred Stock in a private transaction with affiliates of Prudential Real Estate Investors ("Prudential"), Teachers Insurance and Annuity Association of America ("Teachers"), affiliates of AEW Capital Management and Pacific Life Insurance Company. The Series C Preferred Stock carries an annual dividend rate equal to the greater of 8.75% or the actual dividend paid on the company's common shares into which the preferred shares can be converted. The stock has a conversion price of $30.25 per share and a five-year, non-call provision. As part of the Series C Preferred Stock transaction, the Company also issued 240,000 warrants to purchase common shares at a price of $30.25 per share, expiring in five years.

         In June, 2000, the Company completed the sale of $25 million of series D Preferred Stock in a private transaction with The Equitable Life Assurance Society of the United States. The Series D Preferred Stock carries an annual dividend rate equal to the greater of 8.775% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a conversion price of $30 per share and a five-year, no-call provision.

         In December, 2000, the Company completed the sale of $30 million of Series E Preferred Stock in a private transaction, again with affiliates of Prudential and Teachers. The Series E Preferred Stock carries an annual dividend rate equal to the greater of 8.55% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a conversion price of $31.60 per share and a five-year, non-call provision. In addition, as part of the Series E Preferred Stock transaction, the Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share, expiring in five years.

         In anticipation of the issuance of convertible preferred securities in May, 2000, the Company obtained an investment grade rating from Fitch, Inc. The Company was assigned an initial corporate credit rating of "BBB" (Triple-B), with a rating of "BBB-" (Triple-B Minus) for Series C through E convertible preferred stock.

         The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 2000, 3,583 apartment units in eight separate transactions were acquired for a total cost of $203,000,000, using UPREIT Units valued at approximately $59,000,000 with the balance paid in cash or assumed debt. During 1999, 8,147 apartment units in four separate transactions were acquired for a total cost of $389,000,000, using UPREIT Units valued at approximately $149,000,000 with the balance paid in cash or assumed debt.

         In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. At December 31, 1999, there was approval remaining to purchase 795,100 shares. In 2000, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2000, the Company repurchased 468,600 shares at a cost of $12,664,000. Approval to repurchase 1,326,500 shares of common stock remains at December 31, 2000. With shares trading at a significant discount to internal calculations of net asset value of $32.50 per share, the Company anticipates increasing activity of share repurchases during 2001.

         In November, 1995, the Company established a Dividend Reinvestment Plan. The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock, typically purchased at discounts, which have varied between 2% and 3%. During 1999, $49,000,000 of common stock was issued under this plan, with an additional $57,000,000 of common stock issued in 2000.

         The DRIP has been amended, effective April 10, 2001, in order to reduce dilution from issuing new shares at or below the underlying net asset value. The discount on reinvested dividends and optional cash purchases will be reduced from 3% to 2%. The maximum monthly investment (without receiving approval from the Company) is being reduced from $5,000 to $1,000. Management believes that these changes will significantly reduce participation in the Plan. However, if the volume is still large after a few months transition period, the Company will shift to fulfilling investment orders with open market purchases, rather than continuing to issue new shares.

         As of December 31, 2000, the Company had an unsecured line of credit from M&T Bank of $100,000,000 with no outstanding borrowings. Borrowings under the facility bear interest at 1.25% over the one-month LIBOR rate. The line of credit expires on September 1, 2002.

         As of December 31, 2000, the weighted average rate of interest on the Company's mortgage debt is 7.4% and the weighted average maturity of such indebtedness is approximately eleven years. Mortgage debt of $833 million was outstanding with 99% at fixed rates of interest with staggered maturities. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on results of operations and financial condition.

         The Company's net cash provided by operating activities increased from $90,526,000 for the year ended December 31, 1999 to $127,197,000 for the year ended December 31, 2000. The increase was principally due to the acquisition of the 1999 and 2000 Acquisition Communities.

         Net cash used in investing activities decreased from $190,892,000 in 1999 to $178,445,000 in 2000. The level of properties purchased decreased in 2000 to $328 million from $487 million, while the amount of mortgages assumed and UPREIT units issued decreased by $131 million, such that the net cash invested in properties decreased, accounting for most of the year over year decrease.

         The Company's net cash provided by financing activities decreased from $71,662,000 in 1999 to $56,955,000 in 2000. The major source of financing in 2000 was $168,462,000 of proceeds from sales of preferred and common stock used to fund property acquisitions and additions. In 1999, proceeds from the sale of preferred stock, common stock and net debt proceeds totaling $145,987,000 were used to fund property acquisitions and additions.

         CAPITAL IMPROVEMENTS

         Total capital improvement expenditures increased from $61,034,000 in 1999 to $92,603,000 in 2000. Of the $92,603,000 in total expenditures,
         $9,258,000 is attributable to the 2000 Acquisition Communities and $28,438,000 is attributable to the 1999 Acquisition Communities. The balance of $54,907,000 is allocated between the 2000 Core Properties of $54,041,000 and $866,000 for corporate office expenditures.

         Recurring, non-revenue enhancing capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Funding for these capital replacements are provided by cash flows from operating activities. The Company estimates that during 2000, approximately $375 per unit was spent on capital replacements to maintain the condition of its properties.

         The schedule below summarizes the breakdown of capital improvements:

                                                                            Non-recurring

                                                  Recurring Capital       Revenue Enhancing       Combined Capital
                                                     REPLACEMENTS              UPGRADES             IMPROVEMENTS

             2000 Core Properties                    $  8,823,000             $45,218,000             $54,041,000
             1999 Acquisition Communities               3,792,000              24,646,000              28,438,000
             2000 Acquisition Communities                 939,000               8,319,000               9,258,000
             Corporate office expenditures*                   N/A                     N/A                 866,000
                                                -----------------       -----------------          --------------
                                                      $13,554,000             $78,183,000             $92,603,000
                                                      ===========             ===========             ===========


         *No distinction is made between recurring or non-recurring expenditures for the corporate office.

         The $78,183,000 incurred to fund non-recurring, revenue enhancing upgrades included, among other items, the following: construction of 13 new community centers; the installation of 5,500 new, energy-efficient refrigerators, nearly 13,500 new windows and other energy conservation measures; and the modernization of over 4,350 kitchens, 5,150 bathrooms, and 2,950 new air conditioners. Management believes that these upgrades contributed significantly towards achieving 7.6% average growth in net operating income at the 2000 Core Properties. For the combined Acquisition Communities, substantial rehabilitations were incurred as part of management's acquisition and repositioning strategies. The pace of capital replacements was accelerated to improve the overall competitive condition of the properties. Funding for these capital improvements was provided by the line of credit and equity proceeds.

         During 2001, management expects that the communities will benefit further from improvements completed in 2000 and plans to continue to fund similar non-recurring, revenue enhancing upgrades in addition to normal capital replacements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         See Note 4 - Mortgage Notes Payable in the Consolidated Financial Statements of the Company concerning interest rate risk and Exhibit 99
         - Debt Summary Schedule.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Directors

         The Board of Directors (the "Board") currently consists of twelve members. The terms for all of the directors of Home Properties expire at the 2001 Shareholders' Meeting.

         The information sets forth, as of March 21, 2001, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

                                                        Year First

                  NAME OF DIRECTOR          AGE      ELECTED DIRECTOR
                  ----------------          ---      ----------------
             Burton S. August, Sr.          85             1994
             William Balderston, III        73             1994
             Alan L. Gosule                 60             1996
             Leonard F. Helbig, III         55             1994
             Roger W. Kober                 67             1994
             Nelson B. Leenhouts            65             1993
             Norman Leenhouts               65             1993
             Edward J. Pettinella           49             2001
             Albert H. Small                75             1999
             Clifford W. Smith, Jr.         54             1994
             Paul L. Smith                  65             1994
             Amy L. Tait                    42             1993

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

         ALAN L. GOSULE, has been a director of the Company since December, 1996. Mr. Gosule has been a partner in the law firm of Clifford Chance Rogers & Wells LLP, New York, New York, since August, 1991 and prior to that time was a partner in the law firm of Gaston & Snow. He serves as Chairman of the Clifford Chance Rogers & Wells LLP Tax Department and Real Estate Securities practice group. Mr. Gosule is a graduate of Boston University and its Law School and received a LL.M. from Georgetown University. Mr. Gosule also serves on the Boards of Directors of 32 funds of the Pilgrim Capital Corporation, the Simpson Housing Limited Partnership, F.L. Putnam Investment Management Company, and Colonnade Partners. Clifford Chance Rogers & Wells LLP acted as counsel to Coopers & Lybrand, LLP in its capacity as advisor to the State Treasurer of the State of Michigan in connection with its investment of retirement funds in the Operating Partnership and Mr. Gosule was the nominee of the State Treasurer under the terms of the investment agreements relating to the transaction.

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

         NELSON B. LEENHOUTS has served as President, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as President and Chief Executive Officer and a director of HP Management since its formation. He has been a director of HP Resident Services since its formation, President since 2000 and a Vice President since 1998. Nelson Leenhouts was the founder, and a co-owner, together with Norman Leenhouts, of Home Leasing, and served as President of Home Leasing from 1967. He is a director of Hauser Corporation and a member of the Board of Directors of the National Multi Housing Council. Nelson Leenhouts is a graduate of the University of Rochester. He is the twin brother of Norman Leenhouts.

         NORMAN P. LEENHOUTS has served as Chairman of the Board of Directors, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as Chairman of the Board of HP Management since its formation. He has been a director of HP Resident Services since its formation and Chairman since 2000. Norman Leenhouts is a co-owner, together with Nelson Leenhouts, of Home Leasing and served as Chairman of Home Leasing from 1971. He is a director of Hauser Corporation and Rochester Downtown Development Corporation and is a member of the Board of Trustees of Roberts Wesleyan College. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

         EDWARD J. PETTINELLA has served as a Director and Executive Vice President of the Company since February, 2001. From 1997 until February, 2001, Mr. Pettinella served as President, Charter One Bank (NY Division) and Executive Vice President of Charter One Financial, Inc. From 1980 through 1997, Mr. Pettinella served in several managerial capacities for Rochester Community Savings Bank, Rochester, NY, including the positions of Chief Operating Officer and Chief Financial Officer. Mr. Pettinella serves on the Board of Directors of the YMCA of Greater Rochester, State University at Geneseo, Geneseo Foundation, Syracuse University School of Business, Rochester Chamber of Commerce, United Way of Greater Rochester, Rochester Economic Development Corporation, and the Memorial Art Gallery. Mr. Pettinella is a graduate of the State University at Geneseo and holds an MBA from Syracuse University.

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

         PAUL L. SMITH has been a director of the Company since August, 1994. Mr. Smith was a director, Senior Vice President and the Chief Financial Officer of the Eastman Kodak Company from 1983 until he retired in 1993. He is currently a director of Performance Technologies, Inc. and ConstellationBrands, Inc. He is also a member of the Board of Trustees of the George
         Eastman House and Ohio Wesleyan University. Mr. Smith is a graduate of Ohio Wesleyan University and holds an MBA Degree in finance from Northwestern University.

         AMY L. TAIT has served as a director of the Company since its inception in 1993. Effective February 15, 2001, Mrs. Tait resigned her full-time position as Executive Vice President of the Company and as a director of HP Management. She is currently a principal of Tait Realty Advisors, LLC, and has entered into a consulting agreement with the Company. Mrs. Tait joined Home Leasing in 1983 and held several positions with the Company, including Senior and Executive Vice President and Chief Operating Officer. She currently serves on the M & T Bank Advisory Board and the boards of the United Way of Rochester, Geva Theatre, the Al Sigl Center, and The Commission Project. Mrs. Tait is a graduate of Princeton University and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester. She is the daughter of Norman Leenhouts.

         See Item 4A in Part I hereof for information regarding executive officers of the Company.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 1, 2001 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------    ----------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2001 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

         The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2001 under "Certain Relationships and Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

                  (a)  1 and 2.  Financial Statements and Schedules

                  The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

                        HOME PROPERTIES OF NEW YORK, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

Report of Independent Accountants                                        F-2
Consolidated Balance Sheets
         as of December 31, 2000 and 1999                                F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2000, 1999 and 1998            F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2000, 1999 and 1998            F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2000, 1999 and 1998            F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2000, 1999 and 1998            F-7

Notes to Consolidated Financial Statements                               F-8

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

2.31        Contribution  Agreement  among  Home  Properties  of New  York,  L.P.,  Leonard  Klorfine,  Ridley  Brook
            Associates and Greenacres Associates.

2.32        Purchase  and Sale  Agreement  among Home  Properties  of New York,  L.P. and Chicago  Colony  Apartments
            Associates.

2.33        Contribution  Agreement  among Home  Properties of New York,  L.P.,  Gateside-Bryn  Mawr  Company,  L.P.,
            Willgold   Company,    Gateside-Trexler   Company,   Gateside-Five   Points   Company,   Stafford   Arms,
            Gateside-Queensgate Company, Gateside Malvern Company, King Road Associates and Cottonwood Associates

2.34        Form of Contribution  Agreement between Old Friends Limited  Partnership and Home Properties of New York,
            L.P. and Home Properties of New York, Inc., along with Amendments Number 1 and 2 thereto

2.35        Form of Contribution  Agreement between  Deerfield Woods Venture Limited  Partnership and Home Properties
            of New York, L.P.

2.36        Form of Contribution  Agreement between Macomb Apartments Limited  Partnership and Home Properties of New
            York, L.P.

2.37        Form of  Contribution  Agreement  between Home  Properties of New York,  L.P. and Elmwood Venture Limited
            Partnership

2.38        Form of Sale Purchase and Escrow Agreement  between Bank of America as Trustee and Home Properties of New
            York, L.P.

2.39        Form of Contribution  Agreement  between Home Properties of New York,  L.P., Home Properties of New York,
            Inc. and S&S Realty, a New York General Partnership (South Bay)

2.40        Form of Contribution  Agreement between Hampton Glen Apartments  Limited  Partnership and Home Properties
            of New York, L.P.

2.41        Form of  Contribution  Agreement  between  Home  Properties  of New York,  L.P.  and Axtell Road  Limited
            Partnership

2.42        Form of Contribution  Agreement  between Elk Grove Terrace II and III, L.P., Elk Grove Terrace,  L.P. and
            Home Properties of New York, L.P.

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

3.2         Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.

3.3         Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.

3.4         Amended and  Restated  Articles  Supplementary  of Series A Senior  Convertible  Preferred  Stock of Home
            Properties of New York, Inc.

3.5         Series B Convertible Preferred Stock Articles Supplementary of Home Properties of New York, Inc.

3.6         Series C Convertible Preferred Stock Articles Supplementary of Home Properties of New York, Inc.

3.7         Series D Convertible Preferred Stock Articles Supplementary of Home Properties of New York, Inc.

3.8         Series E Convertible Preferred Stock Articles Supplementary of Home Properties of New York, Inc.

3.9         Amended and Restated By-Laws of Home Properties of New York, Inc. (Revised 12/30/96).

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

4.16        Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan.

4.17        Home Properties of New York, Inc. Deferred Bonus Plan.

4.18        Fourth Amended and Restated Dividend Reinvestment,  Stock Purchase,  Resident Stock Purchase and Employee
            Stock Purchase Plan.

4.19        Directors Deferred Compensation Plan.

4.20        Agency Fee and Warrant Agreement

4.21        Form of Warrant

4.22        Agency Fee and Warrant Agreement, Amendment No. 1

4.23        Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan

4.24        Fifth Amended and Restated Dividend  Reinvestment,  Stock Purchase,  Resident Stock Purchase and Employee
            Stock Purchase Plan

4.25        Sixth Amended and Restated Dividend  Reinvestment,  Stock Purchase,  Resident Stock Purchase and Employee
            Stock Purchase Plan

10.1        Second  Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.

10.2        Amendments No. One through Eight to the Second Amended and Restated  Agreement of Limited  Partnership of
            Home Properties of New York, L.P.

10.3        Articles of Incorporation of Home Properties Management, Inc.

10.4        By-Laws of Home Properties Management, Inc.

10.5        Articles of Incorporation of Conifer Realty Corporation

10.6        Articles of Amendment to the Articles of  Incorporation of Conifer Realty  Corporation  changing the name to Home Properties HP Resident Services, Inc.

10.7        By-Laws of Conifer Realty Corporation

10.8        Home Properties Trust Declaration of Trust, dated September 19, 1997.

10.9        Employment Agreement between Home Properties of New York, L.P. and Norman P. Leenhouts.

10.10       Amendments No. One, Two and Three to the Employment  Agreement  between Home Properties of New York, L.P.
            and Norman P. Leenhouts.

10.11       Employment Agreement between Home Properties of New York, L.P. and Nelson B. Leenhouts.

10.12       Amendments No. One, Two and Three to the Employment  Agreement  between Home Properties of New York, L.P.
            and Nelson B. Leenhouts.

10.13       Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors.

10.14       Indemnification Agreement between Home Properties of New York, Inc. and Richard J. Crossed

10.15       Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule.

10.16       Registration  Rights  Agreement  among Home  Properties  of New York,  Inc.,  Home  Leasing  Corporation,
            Leenhouts  Ventures,  Norman P. Leenhouts,  Nelson B. Leenhouts,  Amy L. Tait,  David P. Gardner,  Ann M.
            McCormick,  William E. Beach, Paul O'Leary,  Richard J. Struzzi,  Robert C. Tait, Timothy A. Florczak and
            Laurie Tones.

10.17       Agreement of Operating  Sublease,  dated October 1, 1986, among KAM, Inc.,  Morris Massry and Raintree
            Island  Associates,  as amended by Letter Agreement  Supplementing  Operating Sublease dated October 1,
            1986.

10.18       Form of Term  Promissory  Note payable to Home  Properties of New York, Inc. by officers and directors in association with the Executive and Director Stock Purchase and Loan Program.

10.19 Form of Pledge Security Agreement executed by officers and directors in connection with Executive and Director Stock Purchase and Loan
            Program.

10.20       Schedule  of  Participants,   loan  amounts  and  shares  issued  in
            connection  with the Executive and Director  Stock Purchase and Loan
            Program.

10.21       Subordination  Agreement  between Home Properties of New York, Inc. and The Chase Manhattan Bank relating to the Executive and Director Stock Purchase and Loan Program.

10.22       Partnership  Interest  Purchase  Agreement,  dated as of December 23, 1996 among Home  Properties  of New
            York, Inc., Home Properties of New York, L.P. and State of Michigan Retirement Systems.

10.23       Registration  Rights  Agreement,  dated as of December 23, 1996 between Home Properties of New York, Inc.
            and State of Michigan Retirement Systems.

10.24       Lock-Up  Agreement,  dated  December  23, 1996  between Home  Properties  of New York,  Inc. and State of
            Michigan Retirement Systems.

10.25       Agreement,  dated as of April 13, 1998,  between Home  Properties of New York,  Inc. and the Treasurer of
            the State of Michigan.

10.26       Amendment No. Nine to the Second Amended and Restated  Agreement of Limited  Partnership to the Operating
            Partnership.

10.27       Master Credit Facility  Agreement by and among Home Properties of New York,  Inc., Home Properties of New
            York,  L.P., Home  Properties WMF I LLC and Home  Properties of New York, L.P. and P-K Partnership  doing business as Patricia  Court and Karen Court and WMF  Washington  Mortgage  Corp.,  dated as of August 28,
            1998.

10.28       First Amendment to Master Credit Facility Agreement,  dated as of December 11, 1998 among Home Properties of New York,  Inc., Home  Properties of New York,  L.P., Home Properties WMF I LLC and Home Properties of
            New York,  L.P. and P-K  Partnership  doing business as Patricia Court and Karen Court and WMF Washington
            Mortgage Corp. and Fannie Mae.

10.29       Second Amendment to Master Credit Facility  Agreement,  dated as of August 30, 1999 among Home Properties of New York,  Inc., Home  Properties of New York,  L.P., Home Properties WMF I LLC and Home Properties of
            New York,  L.P. and P-K  Partnership  doing business as Patricia Court and Karen Court and WMF Washington
            Mortgage Corp. and Fannie Mae.

10.30       Amendments No. Ten through Seventeen to the Second Amended and Restated Limited Partnership Agreement.

10.31       Amendments  No.  Eighteen  through  Twenty-Five to the Second  Amended and Restated  Limited  Partnership
            Agreement.

10.32       Credit  Agreement,  dated 8/23/99 between Home Properties of New York, L.P., the Lenders Party hereto and
            Manufacturers and Traders Trust Company, as Administrative Agent.

10.33       Amendment No. Twenty-Seven to the Second Amended and Restated Limited Partnership Agreement

10.34       Amendments  Nos.  Twenty-Six,  Twenty-Eight  through  Thirty to the Second  Amended and Restated  Limited
            Partnership Agreement

10.35       Registration  Rights  Agreement  between  Home  Properties  of  New  York,  Inc.  and GE  Capital  Equity
            Investments, Inc., dated September 29, 1999.

10.36       Amendment to Partnership Interest Purchase Agreement and Exchange Agreement

10.37       2000 Stock Benefit Plan

10.38       Purchase  Agreement  between Home  Properties of New York,  Inc.,  The  Prudential  Insurance  Company of
            America and Teachers Insurance and Annuity Association of America

10.39       Purchase  Agreement between Home Properties of New York, Inc. and The Equitable Life Assurance Society of
            the United States

10.40       Purchase  Agreement  between Home Properties of New York, Inc. and the Pacific Life Insurance Company and
            AEW Capital Management

10.41       Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan

10.42       Amendments  Nos.  Thirty-One  and  Thirty-Two  to the Second  Amended and  Restated  Limited  Partnership
            Agreement

10.43       Form of Purchase and Sale Agreement between Blackhawk  Apartments Limited Partnership and Home Properties
            of New York, L.P.

10.44       Form of Purchase and Sale Agreement between Home Properties of New York, L.P. and Caesar Figoni

10.45       Form of Real Estate Purchase  Agreement between Smith Property Holdings Orleans,  LLC and Home Properties
            of New York, L.P.

10.46       Purchase  Agreement  between Home  Properties of New York,  Inc.,  The  Prudential  Insurance  Company of
            America and Teachers Insurance and Annuity Association of America

10.47       Employment  Agreement  between Home  Properties of New York,  L.P., Home Properties of New York, Inc. and
            Edward J. Pettinella, and Amendment No. 1 thereto.

10.48       Consulting Agreement between Home Properties of New York, L.P. and Amy L. Tait

10.49       Amendment No. Thirty Three to the Second Amended and Restated Limited Partnership Agreement

10.50       Amendment No. Thirty Five to the Second Amended and Restated Limited Partnership Agreement

10.51       Amendment No. Forty Two to the Second Amended and Restated Limited Partnership Agreement

10.52       Amendment  No.  Thirty  Four,  Thirty Six through  Forty One,  Forty Three and  Forty-Four  to the Second
            Amended and Restated Limited Partnership Agreement

10.53       Purchase and Sale Agreement  among Home  Properties of New York,  L.P.,  Conifer Realty  Corporation  and
            Conifer Realty, LLC, and Amendments Nos. One and Two thereto

11          Computation of Per Share Earnings Schedule.

21          List of Subsidiaries of  Home Properties of New York, Inc.

23          Consent of PricewaterhouseCoopers LLP.

99          Additional Exhibits -- Debt Summary Schedule

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this reportto be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOME PROPERTIES OF NEW YORK, INC.



                                    /S/ NORMAN P. LEENHOUTS
                                    -----------------------
                                    Norman P. Leenhouts

                                    Director, Chairman of the Board of Directors and Co-Chief Executive Officer
                                    (Co-Principal Executive Officer)

                                    Date:  March 22, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties of New York, Inc. and in the capacities and on the dates indicated.


Signature                     Title                                     Date


/S/ NORMAN P. LEENHOUTS       Director, Chairman of the                 March 22, 2001
-----------------------
Norman P. Leenhouts           Board of Directors and
                              Co-Chief Executive Officer
                              (Co-Principal Executive Officer)

/S/ NELSON B. LEENHOUTS       Director, President and                   March 22, 2001
-----------------------
Nelson B. Leenhouts           Co-Chief Executive Officer
                              (Co-Principal Executive Officer)

/S/ EDWARD J. PETTINELLA      Director, Executive Vice President        March 22, 2001
---------------------------
Edward J. Pettinella

/S/ DAVID P. GARDNER          Senior Vice President, Chief Financial    March 22, 2001
---------------------------
David P. Gardner              Officer (Principal Financial and
                              Accounting Officer)

/S/ ROBERT J. LUKEN           Vice President, Treasurer and Controller  March 22, 2001
---------------------------
Robert J. Luken

/S/ BURTON S. AUGUST, SR.     Director                                  March 22, 2001
---------------------------
Burton S. August, Sr.

/S/ WILLIAM BALDERSTON, III   Director                                  March 22, 2001
---------------------------
William Balderston, III

/S/ ALAN L. GOSULE            Director                                  March 22, 2001
---------------------------
Alan L. Gosule

/S/ LEONARD F. HELBIG, III    Director                                  March 22, 2001
---------------------------
Leonard F. Helbig, III

/S/ ROGER W. KOBER            Director                                  March 22, 2001
---------------------------
Roger W. Kober

/S/ ALBERT H. SMALL           Director                                  March 22, 2001
---------------------------
Albert H. Small

/S/ CLIFFORD W. SMITH, JR.    Director                                  March 22, 2001
---------------------------
Clifford W. Smith, Jr.

/S/ PAUL L. SMITH             Director                                  March 22, 2001
------------------
Paul L. Smith

/S/ AMY L. TAIT               Director                                  March 22, 2001
---------------------------
Amy L. Tait





                        HOME PROPERTIES OF NEW YORK, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                  PAGE

Report of Independent Accountants                                 F-2

Consolidated Balance Sheets
         as of December 31, 2000 and 1999                         F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2000, 1999 and 1998     F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2000, 1999 and 1998     F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2000, 1999 and 1998     F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2000, 1999 and 1998     F-7

Notes to Consolidated Financial Statements                        F-8

Schedule III:
         Real Estate and Accumulated Depreciation                 F-27



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Home Properties of New York, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 41 present fairly, in all material respects, the financial position of Home Properties of New York, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.
In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) and (2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP.

PricewaterhouseCoopers LLP

Rochester, New York
January 29, 2001



                         HOME PROPERTIES OF NEW YORK, INC.

                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2000 and 1999
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2000               1999
                                                                                       ----               ----
ASSETS
Real estate:
  Land                                                                                $247,483           $194,468
  Buildings, improvements and equipment                                              1,647,786          1,286,285
                                                                                   -----------        -----------
                                                                                     1,895,269          1,480,753
  Less:  accumulated depreciation                                                  (   153,324)       (   101,904)
                                                                                   ------------       ------------
         Real estate, net                                                            1,741,945          1,378,849

Cash and cash equivalents                                                               10,449              4,742
Cash in escrows                                                                         36,676             28,281
Accounts receivable                                                                     11,510              6,842
Prepaid expenses                                                                        13,505              9,423
Deposits                                                                                   877                897
Investment in and advances to affiliates                                                45,048             63,450
Deferred charges                                                                         3,825              2,610
Other assets                                                                             8,053              8,523
                                                                                 --------------     --------------
         Total assets                                                               $1,871,888         $1,503,617
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                                                $832,783           $618,901
Line of Credit                                                                               -             50,800
Accounts payable                                                                        18,577             11,765
Accrued interest payable                                                                 5,236              3,839
Accrued expenses and other liabilities                                                   7,197              6,391
Security deposits                                                                       18,290             14,918
                                                                                  ------------       ------------
         Total liabilities                                                             882,083            706,614
                                                                                   -----------        -----------

Commitments and contingencies

Minority interest                                                                      371,544            299,880
                                                                                  ------------        -----------
8.36% Series B convertible cumulative preferred stock,
   liquidation preference of $25.00 per share; 2,000,000 shares
   issued and outstanding, net of issuance costs                                        48,733             48,733
                                                                                 -------------       ------------
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;  2,816,667 and
    1,666,667 shares issued and outstanding
    at December 31, 2000 and 1999, respectively                                        149,000             35,000
   Common stock, $.01 par value; 80,000,000
     shares authorized; 21,565,681 and 19,598,464 shares
     issued and outstanding at December 31, 2000 and
     1999, respectively                                                                    216                196
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                     -                  -
   Additional paid-in capital                                                          483,453            461,345
   Distributions in excess of accumulated earnings                               (      53,517)     (      38,294)
   Officer and director notes for stock purchases                                (       9,624)     (       9,857)
                                                                                 ---------------    ---------------
         Total stockholders' equity                                                    569,528            448,390
                                                                                  ------------       ------------
         Total liabilities and stockholders' equity                                 $1,871,888         $1,503,617
                                                                                    ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       2000              1999             1998
                                                                       ----              ----             ----
Revenues:
  Rental income                                                        $298,860         $217,591          $137,557
  Property other income                                                  11,389            6,878             3,614
  Interest and dividend income                                            7,746            7,092             5,102
  Other income                                                            1,053            2,902             2,970
                                                                     ----------       ----------        ----------
         Total Revenues                                                 319,048          234,463           149,243
                                                                       --------         --------          --------

Expenses:
  Operating and maintenance                                             128,034           95,200            63,136
  General and administrative                                             13,235           10,696             6,685
  Interest                                                               56,792           39,558            23,980
  Depreciation and amortization                                          52,430           37,350            23,191
  Loss on available-for-sale securities                                       -            2,123                 -
  Non-recurring acquisition expense                                            -           6,225                   -
                                                                  --------------      ----------     ---------------
         Total Expenses                                                 250,491          191,152           116,992
                                                                       --------         --------          --------

Income before gain (loss) on disposition of
  property, minority interest and
  extraordinary item                                                     68,557           43,311            32,251
Gain (loss) on disposition of property                                   (1,386)             457                 -
                                                                     -----------     -----------     --------------
Income before minority interest and
  extraordinary item                                                     67,171           43,768            32,251
Minority interest                                                        25,715           17,390            12,603
                                                                      ---------        ---------         ---------
Income before extraordinary item                                         41,456           26,378            19,648
Extraordinary item, prepayment
  penalties, net of $78 in 1999 and $595 in 1998
  allocated to minority interest                                              -     (         96)      (       960)
                                                                  --------------    -------------      -----------
Net income before preferred dividends                                    41,456           26,282            18,688
Preferred dividends                                                   (  12,178)       (   1,153)                -
                                                                      ----------       ----------    --------------

Net income available to common shareholders                             $29,278          $25,129           $18,688
                                                                        =======          =======           =======

Basic earnings per share data:

  Income before extraordinary item                                        $1.42         $   1.35        $     1.41
  Extraordinary item                                                          -        ($    .01)      ($      .07)
                                                                        -------       -----------      -----------
  Net income available to common shareholders                             $1.42         $   1.34        $     1.34
                                                                          =====         ========        ==========

Diluted earnings per share data:

  Income before extraordinary item                                        $1.41         $   1.35         $    1.40
  Extraordinary item                                                          -        ($    .01)       ($     .07)
                                                                        -------        ---------        ----------
  Net income available to common shareholders                             $1.41         $   1.34        $     1.33
                                                                          =====         ========        ==========

Weighted average number of shares outstanding:

  Basic                                                              20,639,241       18,697,731        13,898,221
                                                                     ==========       ==========        ==========
  Diluted                                                            20,755,721       18,800,907        14,022,329
                                                                     ==========       ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                          HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  Preferred                                Distributions                       Officer/
                                  Stock at                       Additional in Excess                            Director
                                  Liquidation   COMMON STOCK      Paid-In      of        Accumulated   Treasury  Notes for
                                  Preference  Share    Amount     Capital  Accumulated   Comprehensive            Stock
                                                                            Earnings      Income       Stock     Purchase
                                  ----------- -------- --------   --------  -----------  ------------- -------- ----------

Balance, January 1, 1998       $    -         9,317,556   $  93    $176,021  ($19,700)   $       -       ($ 426) ($ 4,556)

Issuance of common stock, net                 8,301,072      83     205,483                                      (  5,236)

Interest on notes for stock                                                                                      (    151)
   Purchase

Net income                                                                     18,688

Unrealized loss on available-
   for-sale securities                                                                       (1,607)

Conversion of UPREIT Units for                   75,972       1         800
   Stock

Purchase of treasury stock                    (  59,600)                                                 (1,437)


Adjustment of minority interest                                      19,510

Dividends paid ($1.83 per share)                                              (25,610)
                                  ----------- -------- --------    -------   --------    -----------  ---------  --------

Balance, December 31, 1998              -    17,635,000     177     401,814   (26,622)       (1,607)     (1,863)  ( 9,943)

Issuance of common stock, net                 2,025,288      20      50,290

Conversion of partnership
   interest for 1,666,667 shares
   of Series A Preferred stock       35,000                             448

Payments on notes for stock                                                                                           226
   purchase

Interest on notes for stock                                                                                         ( 140)
   purchase

Net income                                                                     26,282

Change in unrealized loss on
   available-for-sale securities                                                              1,607

Conversion of UPREIT Units for                  63,476        1       1,322
   stock

Purchase and retirement of                  (  125,300)      (2)     (4,835)                              1,863
   treasury stock

Adjustment of minority interest                                      12,306

Preferred dividends                                                            (1,057)

Dividends paid ($1.97 per share)                                              (36,897)
                                  ----------- -------- --------    -------   --------    -----------  ---------- --------

Balance, December 31, 1999           35,000  19,598,464     196     461,345   (38,294)         -             -    ( 9,857)


Issuance of common stock, net                 2,108,275      21      55,914

Issuance of preferred stock, net    114,000                          (1,706)

Payments on notes for stock                                                                                           375
   purchase

Interest on notes for stock                                                                                          (142)
   purchase

Net income                                                                     41,456

Conversion of UPREIT Units for                  327,542       3       7,385
   stock

Purchase and retirement of                    ( 468,600)     (4)    (12,600)
   treasury stock

Adjustment of minority interest                                     (26,825)


Preferred dividends                                                           (12,179)

Dividends paid ($2.16 per share)                                              (44,500)
                                  ----------- -------- --------    -------   --------    -----------  ---------- --------

Balance, December 31, 2000        $ 149,000  21,565,681   $ 216    $483,453  ($53,517)   $       -   $      -     ($9,624)
                                  ========== ==========    ====    ========  =========   =========== ==========  ========
                                                                                                        -

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                         2000              1999             1998
                                                                         ----              ----             ----
Net income available to common shareholders                             $29,278           $25,129           $18,688
Comprehensive income:
 Change in unrealized loss on available-for-sale securities                    -            1,607            (1,607)
                                                                        --------          -------           -------

Net comprehensive income                                                $29,278           $26,736           $17,081
                                                                        =======           =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                 2000           1999           1998
                                                                                 ----           ----           ----

Cash flows from operating activities:

  Net income before preferred dividends                                      $ 41,456        $26,282        $18,688
                                                                             --------        -------        -------
  Adjustments to reconcile net income before preferred
     dividends to net cash provided by operating activities:

     Equity in income of affiliates                                             1,746       (    201)           146
     Income allocated to minority interest                                     25,715         17,390         12,603
     Extraordinary item allocated to minority interest                              -      (      78)     (     595)
     Depreciation and amortization                                             52,995         38,066         24,405
     Unrealized loss on available-for-sale securities                               -              -          1,607
     Loss on available-for-sale securities                                          -          2,123              -
     Loss (Gain) on disposition of property                                     1,386       (    457)             -
     Changes in assets and liabilities:
        Other assets                                                       (    8,488)        (2,884)      (  6,236)
        Accounts payable and accrued liabilities                               12,387         10,285          9,930
                                                                             --------         ------        -------
         Total adjustments                                                     85,741         64,244         41,860
                                                                             --------         ------         ------
         Net cash provided by operating activities                            127,197         90,526         60,548
                                                                             --------         ------         ------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                    (106,438)      (130,789)      (225,490)
   Additions to properties                                                  (  92,603)     (  61,034)     (  42,896)
   Deposits on property                                                            20    (       722)           430
   Advances to affiliates                                                   (  33,481)     (  48,888)     (  54,105)
   Payments on advances to affiliates                                          42,311         39,916         35,922
   Proceeds from sale of properties                                            11,746          1,099               -
   Sale (purchase) of available-for-sale securities                                  -         9,526      (  11,649)
                                                                             ---------     ---------      ----------
         Net cash used in investing activities                               (178,445)      (190,892)      (297,788)
                                                                             --------       ---------      --------

Cash flows from financing activities:

   Proceeds from sale of preferred stock, net                                 112,294         48,733              -
   Proceeds from sale of common stock, net                                     56,168         50,397        200,179
   Purchase of treasury stock                                               (  12,664)     (   2,974)    (    1,437)
   Proceeds from mortgage notes payable                                        84,432         32,978        187,481
   Payments of mortgage notes payable                                       (  33,517)      ( 36,345)     (  60,536)
   Proceeds from line of credit                                                97,000        104,700        156,800
   Payments on line of credit                                                (147,800)      ( 53,900)      (165,550)
   Additions to deferred loan costs                                         (   1,781)    (      576)    (    2,329)
   Additions to cash escrows, net                                           (   8,395)      ( 10,850)    (    7,220)
   Dividends and distributions paid                                         (  88,782)      ( 60,501)     (  40,511)
                                                                            ----------      ---------     ----------
         Net cash provided by financing activities                             56,955         71,662        266,877
                                                                            ---------       --------        -------

Net increase (decrease) in cash and cash equivalents                            5,707       ( 28,704)        29,637
Cash and cash equivalents:
   Beginning of year                                                            4,742         33,446          3,809
                                                                             --------      ---------      ---------
   End of year                                                               $ 10,449      $   4,742        $33,446
                                                                             ========      =========        =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1        ORGANIZATION AND BASIS OF PRESENTATION

         ORGANIZATION

         Home Properties of New York, Inc. (the " Company " ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership. As of December 31, 2000, the Company operated 319 apartment communities with 50,912 apartments. Of this total, the Company owned 147 communities, consisting of 39,041 apartments, managed as general partner 136 partnerships that owned 8,325 apartments and fee managed 3,546 apartments for affiliates and third parties. The Company also fee managed 1.0 million square feet of office and retail properties.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its 62.5% (62.4% at December 31, 1999) partnership interest in the Operating Partnership. The remaining 37.5% (37.6% at December 31, 1999) is reflected as Minority Interest in these consolidated financial statements. Investments in which the Company does not have control are presented on the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REAL ESTATE

         Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete. When retired or otherwise disposed of, the related cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. There was $260, $263 and $189 of interest capitalized in 2000, 1999 and 1998, respectively. Ordinary repairs and maintenance are expensed as incurred.

         The Company reviews its properties on a quarterly basis to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such losses have been recognized to date.

         DEPRECIATION

         Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment - 5-40 years; and tenant improvements - life of related lease. Depreciation expense charged to operations was $52,221, $37,176 and $23,067 for the years ended December 31, 2000,
         1999 and 1998, respectively.


                                   HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         DEFERRED CHARGES

         Costs relating to the financing of properties are deferred and amortized over the life of the related agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs. The range of the terms of the agreements are from 1-23 years. Accumulated amortization was $1,270, $1,165 and $2,592 as of December 31, 2000, 1999 and 1998, respectively.

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

         ADVERTISING

         Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $5,366, $3,966 and $2,891 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                              HOME PROPERTIES OF NEW YORK, INC.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 95% (reduced to 90% effective January 1, 2001) of its REIT taxable income to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 2000, 1999 and 1998. Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.

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

         Income before extraordinary item, extraordinary item and net income available to common shareholders are the same for both the basic and diluted calculation. The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                           2000            1999             1998
                                                                           ----            ----             ----
         Net Income before preferred dividends                             $41,456         $26,282          $18,688
         Less: Preferred dividends                                         (12,178)         (1,153)               -
                                                                           -------         -------          -------
         Net income available to common shareholders                       $29,278         $25,129          $18,688
                                                                           =======         =======          =======

         Basic weighted average number of shares
            outstanding                                                 20,639,241      18,697,731       13,898,221
         Effect of dilutive stock options                                  116,480         103,176          124,108
                                                                        ----------     -----------      -----------
         Diluted weighted average number of shares
            outstanding                                                 20,755,721      18,800,907       14,022,329
                                                                        ==========      ==========       ==========

         Basic earnings per share                                         $1.42            $1.34           $1.34
                                                                          =====            =====           =====
         Diluted earnings per share                                       $1.41            $1.34           $1.33
                                                                          =====            =====           =====

                        HOME PROPERTIES OF NEW YORK, INC.

2        SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

         EARNINGS PER SHARE (CONTINUED)

         Unexercised stock options to purchase 1,270,300 (including warrants of 525,000 issued with the Series C and E Preferred Stock issuance) , 713,600 and 138,500 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, the 4,816,667 shares of the Series A, B, C, D and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as-converted basis has an antidilutive effect and is not included in the computation of diluted EPS.

3        INVESTMENT IN AND ADVANCES TO AFFILIATES

         The Company has investments in and advances to approximately 143 limited partnerships where the Company acts as managing general partner. In addition, there are investments in other affiliated entities. The following is summarized financial information for the investment in and advances to affiliates carried under the equity method of accounting as of December 31, 2000 and 1999 and for each of the three years ended December 31, 2000.

                                                                          2000         1999
          Balance Sheets:
            Real estate, net                                             $293,616     $269,088
            Other assets                                                   34,023       36,228
                                                                       ----------   ----------
              Total assets                                               $327,639     $305,316
                                                                         ========     ========

            Mortgage notes payable                                       $257,834     $224,760
            Advances from general partner                                  21,957       39,717
            Other liabilities                                              18,558       12,379
            Partners' equity                                               29,290       28,460
                                                                        ---------    ---------
              Total liabilities and partners' equity                     $327,639     $305,316
                                                                         ========     ========

                                                                          2000         1999          1998
                                                                          ----         ----          ----
          Operations:
            Gross revenues                                                $44,053      $42,059       $38,958
            Operating expenses                                          (  26,627)    ( 26,683)    (  21,078)
            Mortgage interest expense                                   (  12,198)    ( 10,398)    (   8,036)
            Depreciation and amortization                               (  12,964)    ( 11,257)    (  10,725)
                                                                        ---------     --------     ---------
              Net loss                                                  ( $ 7,736)    ($ 6,279)   ($     881)
                                                                        =========     ========    ==========
            Company's share (included in property other income)         $      45     $     45    ($     259)
                                                                        =========     ========    ==========

                        HOME PROPERTIES OF NEW YORK, INC.

3        INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)

         Reconciliation of interests in the underlying net assets to the Company's carrying value of property investments in and advances to affiliates:

                                                                                           2000            1999
                                                                                           ----            ----
           Partners' equity, as above                                                     $29,290         $28,460
           Equity of other partners                                                        24,217          24,784
                                                                                         --------        --------
           Company's share of investments in limited partnerships                           5,073           3,676
           Advances to limited partnerships, as above                                      21,957          39,717
                                                                                         --------        --------
           Company's investment in and advances to limited partnerships                    27,030          43,393
           Company's investment in Management Companies (see Note 9)                    (   1,516)            275
           Company's advances to Management Companies                                      19,534          19,782
                                                                                         --------        --------
           Carrying value of investments in and advances to affiliates                    $45,048         $63,450
                                                                                          =======         =======

4          MORTGAGE NOTES PAYABLE

           The Company's mortgage notes payable are summarized as follows:

                                                      2000            1999
                                                      ----            ----

           Fixed rate mortgage notes payable        $823,488        $612,566
           Variable rate mortgage notes payable        9,295           6,335
                                                  ----------     -----------
           Total mortgage notes payable             $832,783        $618,901
                                                    ========        ========

         Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from November, 2001 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 6.54% at December 31, 2000. The weighted average interest rate of the Company's fixed rate notes was 7.41% and 7.39% at December 31, 2000 and 1999, respectively.

         Principal payments on the mortgage notes payable for years subsequent to December 31, 2000 are as follows:

           2001                      $13,918
           2002                       55,964
           2003                       49,235
           2004                       28,798
           2005                       39,297
           Thereafter                645,571
                                    --------

                                    $832,783
                                    ========

         The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $858,743 at December 31, 2000.

                        HOME PROPERTIES OF NEW YORK, INC.

4        MORTGAGE NOTES PAYABLE (CONTINUED)

         The Company has incurred prepayment penalties on debt restructurings which are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $0, $174 and $1,555 for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 paydowns totaled $25,067 from two debt instruments which were refinanced by two new borrowings in excess of $39,000. The 1999 paydowns totaled $13,669 from four debt instruments which were paid off from available cash on hand.

5        LINE OF CREDIT

         As of December 31, 2000, the Company had an unsecured line of credit from M&T Bank of $100,000 with no outstanding borrowings. The facility expires on September 1, 2002. Borrowings bear interest at 1.25% over the one-month LIBOR rate. The LIBOR interest rate was 6.56% at December 31, 2000.

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

         The changes in minority interest for the two years ended December 31 are as follows:

                                                                                        2000               1999
                                                                                        ----               ----
           Balance, beginning of year                                                  $299,880            $204,709
           Issuance of UPREIT Units associated with
             property acquisitions                                                       58,616             149,483
           Adjustment from minority interest to stockholders' equity                     26,825            ( 12,306)
           Exchange of UPREIT Units for Shares                                        (   7,387)          (   1,323)
           Exchange of partnership interests for Series A Preferred stock                     -            ( 35,448)
           Net income                                                                    25,714              17,312
           Distributions                                                                (32,104)           ( 22,547)
                                                                                      ---------            --------
           Balance, end of year                                                        $371,544            $299,880
                                                                                       ========            ========


                        HOME PROPERTIES OF NEW YORK, INC.

7        PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         On May 22, 2000 and June 19, 2000, the Company privately placed 400,000 and 200,000 of its 8.75% Series C convertible cumulative preferred stock ("Series C Preferred"), $100 liquidation preference per share. These offerings generated net proceeds of approximately $60 million. The net proceeds were used to fund acquisitions and property upgrades. The Series C Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $30.25 per Common Share, equivalent to a conversion ratio of 3.3058 Common Shares for each Series C preferred Share (equivalent to 1,983,471 Common Shares assuming 100% converted). The Series C Preferred Shares are non-callable for five years. Each Series C Preferred Share will receive the greater of a quarterly distribution of $2.1875 per share or the dividend paid on a share of common stock on an as-converted basis. The Company also issued 240,000 additional warrants to purchase common shares at a price of $30.25 per share, expiring in five years.

         On June 5, 2000, the Company privately placed 250,000 of its 8.78% Series D convertible cumulative preferred stock ("Series D Preferred"), $100 liquidation preference per share. This offering generated net proceeds of approximately $25 million. The net proceeds were used to fund Company acquisitions and property upgrades. The Series D Preferred shares are convertible at any time by the holder into Common Shares at a conversion price of $30.00 per Common Share, equivalent to a conversion ratio of 3.333 Common Shares for each Series D Preferred Share (equivalent to 833,333 Common Shares assuming 100% converted). The Series D Preferred Shares are non-callable for five years. Each Series D Preferred Share will receive the greater of a quarterly distribution of $2.195 per share or the dividend paid on a share of common stock on an as-converted basis.

         On December 22, 2000, the company privately placed 300,000 of its 8.55% Series E convertible cumulative preferred stock ("Series E Preferred"), $100 liquidation preference per share. This offering generated net proceeds of approximately $30 million. The net proceeds were used to pay down Company borrowings. The Series E Preferred shares are convertible at any time by the holder into Common Shares at a conversion price of $31.60 per Common Share, equivalent to a conversion ratio of 3.1646 Common Shares for each Series E Preferred Share (equivalent to 949,367 Common Shares assuming 100% converted). The Series E Preferred Shares are non-callable for five years. Each Series E Preferred Share will receive the greater of a quarterly distribution of $2,1375 per share or the dividend paid on a share of common stock on an as-converted basis. In addition, the company issued warrants to purchase 285,000 common shares at a price of $31.60 per share, expiring in five years.

         On September 30, 1999, the Company privately placed 2,000,000 of its 8.36% Series B convertible cumulative preferred stock ("Series B Preferred"), $25 liquidation preference per share. This offering generated net proceeds of approximately $48.7 million after offering costs of $1.3 million. The net proceeds were used to pay down Company borrowings. The Series B Preferred shares are convertible at any time by the holder into Common Shares at a conversion price of $29.77 per Common Share, equivalent to a conversion ratio of .8398 Common Shares for each Series B Preferred Share (equivalent to 1,679,543 Common Shares assuming 100% converted). The Series B Preferred Shares are non-callable for five years. Each Series B Preferred Share will receive the greater of a quarterly distribution of $0.5225 per share or the dividend paid on a share of common

                        HOME PROPERTIES OF NEW YORK, INC.

7        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

         PREFERRED STOCK (CONTINUED)

         stock on an as converted basis. The Company has determined that the Series B Preferred shares contain certain contingent provisions that could cause such shares to be redeemable at the option of the holder and has presented this class of preferred stock outside of stockholders' equity.

         On December 22, 1999, the holder of the Class A limited partnership interests converted its ownership to 9% Series A Preferred stock, liquidation preference of $21.00 per Common Share, total shares outstanding of 1,666,667. The conversion to preferred stock occurred at the Company's request and permits the Operating Partnership to continue to use favorable tax depreciation methods. The Series A Preferred shares are convertible at any time by the holder on a one-for-one basis into Common Shares. Each Series A Preferred share will receive a quarterly distribution equal to the greater of 9% per annum multiplied by the liquidation preference or the dividend paid on a share of common stock. The current dividend of $.57 per quarter (effective with the November, 2000 dividend) is equivalent to an annualized rate of $2.28 per share, which exceeds the 9% preferred return. On and after December 30, 2003, each preferred share will receive the dividend paid on a share of common stock as long as the actual distributions paid in each of the prior eight consecutive quarters equaled or exceeded a 9.25% annual return. Any unconverted interest can be redeemed without premium by the Company after December 30, 2006.

         DIVIDEND REINVESTMENT PLAN

         The Company has adopted the Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan (the "DRIP" ). The DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly or other voluntary cash investments, also typically at a discount, which has varied between 2% and 3% from the market price, in shares of common stock. A total of $57 million, $49 million, and $72 million, net of officer and director notes, was raised through this program during 2000, 1999 and 1998, respectively.

         Effective April 10, 2001, the DRIP will be amended to reduce the discount from the current market price from 3% to 2%. The maximum amount that can be invested without the Company's prior permission will also be reduced from $5,000 to $1,000.

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

                        HOME PROPERTIES OF NEW YORK, INC.

7        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

         OFFICER AND DIRECTOR NOTES FOR STOCK PURCHASES (CONTINUED)

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

         DIVIDENDS

         Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital. The appropriate amount of each per common share is as follows:

                          ORDINARY INCOME        RETURN OF CAPITAL

             1998              79.4%                   20.6%
             1999              85.6%                   14.4%
             2000              91.0%                    9.0%

         TOTAL SHARES/UNITS OUTSTANDING

         At December 31, 2000, 21,565,681 common shares, 7,112,381 convertible preferred shares (on a diluted basis) and 15,854,496 UPREIT Units were outstanding for a total of 44,532,558.

                        HOME PROPERTIES OF NEW YORK, INC.

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

         The accounting policies of the segment is the same as those described in Note 1.

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

                        HOME PROPERTIES OF NEW YORK, INC.

8        SEGMENT REPORTING (CONTINUED)

         The revenues, profit (loss), and assets for the reportable segment are summarized as follows for the years ended December 31, 2000, 1999, and 1998.

                                                                       2000             1999              1998
                                                                       ----             ----              ----
         REVENUES
         Apartments owned
           Core properties                                       $  194,903         $182,892          $141,171
           Non-core properties                                      115,346           41,577                 -
         Reconciling items                                            8,799            9,994             8,072
                                                               ------------       ----------        ----------
         Total Revenue                                           $  319,048         $234,463          $149,243
                                                                 ==========         ========          ========

         PROFIT (LOSS)
         Funds from operations:
         Apartments owned

           Core properties                                       $  111,147         $103,322           $78,035
           Non-core properties                                       71,068           25,947                 -
         Reconciling items                                            8,799            9,994             8,072
                                                              -------------         --------          --------
         Segment contribution to  FFO                               191,014          139,263            86,107

         General & administrative expenses                     (     13,235)        ( 10,696)         (  6,685)
         Interest expense                                      (     56,792)        ( 39,558)          (23,980)
         Unconsolidated depreciation                                    383              458               733
         Non-recurring amortization                                       -                -               294
         Non-real estate depreciation/amort.                   (        516)        (    335)         (    209)
                                                              --------------       ----------       -----------
         Funds from Operations                                      120,854           89,132            56,260

         Depreciation - apartments owned                       (     51,914)         (37,015)          (22,982)
         Unconsolidated depreciation                           (        383)        (    458)         (    733)
         Non-recurring amortization                                       -                -          (    294)
         Non-recurring acquisition expense                                -         (  6,225)                -
         Loss on available-for-sale securities                            -         (  2,123)                -
         Gain (loss) on disposition of properties              (      1,386)             457                 -
         Minority interest in earnings                         (     25,715)         (17,390)          (12,603)
         Extraordinary items, net of minority interest                              (     96)         (    960)
                                                              ---------------     ----------         ---------
                                                                          -
         Net Income before preferred dividends                  $    41,456          $26,282           $18,688
                                                                ===========          =======           =======

         ASSETS

         Apartments owned                                        $1,741,945       $1,378,849          $875,161
         Reconciling items                                          129,943          124,768           137,074
                                                                  ---------     ------------      ------------
         Total Assets                                            $1,871,888       $1,503,617        $1,012,235
                                                                 ==========       ==========        ==========

         REAL ESTATE CAPITAL EXPENDITURES

         New property acquisitions                               $  328,021         $480,564          $376,735
         Apartment improvements                                      92,603           61,034            42,896
                                                               ------------        ---------         ---------
         Total Real Estate Capital Expenditures                  $  420,624         $541,598          $419,631
                                                                 ==========         ========          ========

                        HOME PROPERTIES OF NEW YORK, INC.

9        MANAGEMENT COMPANIES

         Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Home Properties
         Resident Services, Inc. (formerly Conifer Realty Corp.) (the "Management Companies"). The Management Companies issued non-voting common stock to the Operating Partnership in exchange for management contracts for residential, commercial, and development managed properties and certain other assets. This exchange entitles the Operating Partnership to receive 99% of the economic interest of each Management Company. The remaining 1% economic interest and voting stock were issued to certain inside directors of the Company. On December 31, 1998, additional shares representing a 4% economic interest were sold and issued to the same inside directors. Therefore, effective January 1, 1999, the Operating Partnership is entitled to receive 95% of the economic interest of each Management Company.

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

         The Company's share of income from the Management Companies was ($1,791), $156, and $113 for the years ended December 31, 2000, 1999 and 1998, respectively. Summarized combined financial information of the Management Companies at and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                               2000           1999           1998
                                                                               ----           ----           ----

         Management fees                                                      $ 3,716        $ 3,778        $ 3,471
         Development and construction management fees                           3,991          5,567          4,581
         General and administrative                                          (  7,364)        (7,449)        (6,953)
         Interest expense                                                    (  1,937)        (1,242)       (   681)
         Other expenses                                                      (    292)        (  490)       (   304)
                                                                             --------      ----------     ---------
         Net income                                                           ($1,886)     $     164      $     114
                                                                               =======     =========      =========

         Total assets                                                         $21,965        $21,699        $11,288
                                                                              =======        =======        =======

         Total liabilities                                                    $23,526        $21,375        $10,848
                                                                              =======        =======        =======

10       TRANSACTIONS WITH AFFILIATES

         The Company and the Management Companies recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $15,088, $15,199 and $13,492 for the years ended December 31, 2000, 1999 and 1998, respectively.

                        HOME PROPERTIES OF NEW YORK, INC.

10       TRANSACTIONS WITH AFFILIATES (CONTINUED)

         The Company leases its corporate office space from an affiliate. The lease required an annual base rent of $336 through June, 2000 and $335 from July, 2000 through the August, 2003 lease expiration. The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance. Rental expense was $712, $698 and $619 for the years ended December 31, 2000, 1999 and 1998, respectively.

         From time to time, the Company advances funds as needed to the Management Companies which total $19,534 and $19,782 at December 31, 2000 and 1999, respectively, and bear interest at 1% over prime.

11       COMMITMENTS AND CONTINGENCIES

         GROUND LEASE

         The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $201, $194 and $186 including contingent rents of $131, $124 and $116 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, future minimum rental payments required under the lease are $70 per year until the lease expires.

         401(K) SAVINGS PLAN

         The Company participates in a contributory savings plan. Under the plan, the Company will match 75% of the first 4% of participant contributions. The matching expense under this plan was $512, $398 and $208 for the years ended December 31, 2000, 1999 and 1998, respectively.

         INCENTIVE COMPENSATION PLAN

         The Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based on increases in funds from operations ("FFO") per share/unit (computed based on the basic shares/units outstanding). No cash bonuses were payable under the Incentive Compensation Plan unless the increase in FFO per share, after giving effect to the bonuses, was equal to or greater than 5%. The bonus expense charged to operations (including Management Companies) was $103, $2,190 and $1,997 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                        HOME PROPERTIES OF NEW YORK, INC.

11       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         CONTINGENCIES (CONTINUED)

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

         DEBT COVENANTS

         The line of credit loan agreements contain restrictions which, among other things, require maintenance of certain financial ratios and limit the payment of dividends. At December 31, 2000, the Company was in compliance with these covenants.

         GUARANTEES

         The Company has guaranteed a total of $611 of debt associated with two entities where the Company is the general partner or managing agent. In addition, the Company has guaranteed the Low Income Housing Tax Credit to limited partners in 42 partnerships totaling approximately $48,500. In addition, the Company, acting as general partner in certain partnerships, is obligated to advance funds to meet partnership operating deficits. As of December 31, 2000, there were no known conditions that would make such payments necessary.

         EXECUTIVE RETENTION PLAN

         Effective February 2, 1999, the Executive Retention Plan provides for severance benefits and other compensation to be received by certain employees in the event of a change in control of the Company and a subsequent termination of their employment without cause or voluntarily with good cause.

12       STOCK BENEFIT PLAN

         The Company has adopted the 1994 Stock Benefit Plan as Amended (the " Plan " ). Plan participants include officers, non-employee directors, and key employees of the Company. The Company has reserved 1,596,000 shares for issuance to officers and employees and 154,000 shares for issuance to non-employee directors. Options granted to officers and employees of the Company vest 20% for each year of service until 100% vested on the fifth anniversary. Certain officers' options (264,000) and directors' options (149,100) vest immediately upon grant. The exercise price per share for stock options may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted (110% of the fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's common stock). Options granted to directors and employees who hold more than 10% of the voting power of the Company expire after five years from the date of grant. All other options expire after ten years from the date of grant. The Plan also allows for the grant of stock appreciation rights and restricted stock awards, however, there were none granted at December 31, 2000. At December 31, 2000, 170,680 and 346 common shares were available for future grant of options or awards under the Plan for officers and employees and non-employee directors, respectively. On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan (the "2000

                        HOME PROPERTIES OF NEW YORK, INC.

12       STOCK BENEFIT PLAN (CONTINUED)

         Plan"). Plan participants have been expanded to include directors, officers, regional managers and on-site property managers. It is expected that all future awards of stock options will be granted under the 2000 Plan. The 2000 Plan limits the number of shares issuable under the plan to 2.2 million, of which 200,000 are to be available for issuance to the non-employee directors. At December 31, 2000, 1,331,220 and 161,140 common shares were available for future grant of options or awards under the 2000 plan for officers and employees and non-employee directors, respectively.

         Details of stock option activity during 2000, 1999 and 1998 are as follows:

                                                                  Number               Option Price
                                                                 of Shares             Per Share
                                                             ------------------     -----------------


         Options outstanding at January 1, 1998                    835,502           $17.875-$26.50
         (507,809 shares exercisable)

         Granted, 1998                                             217,100            25.125-27.06
         Exercised, 1998                                        (  240,739)           17.875-20.50
         Cancelled, 1998                                        (   11,000)           19.00-26.50
                                                               ------------

         Options outstanding at December 31, 1998                  800,863            17.875-27.06
         (395,441 shares exercisable)

         Granted, 1999                                             610,400           25.688-27.125
         Exercised, 1999                                       (    96,643)           17.875-26.50
         Cancelled, 1999                                       (    49,187)           19.00-27.125
                                                               ------------

         Options outstanding at December 31, 1999                1,265,433           17.875-27.125
         (448,820 shares exercisable)

         Granted, 2000                                             752,720            28.31-31.375
         Exercised, 2000                                       (   150,008)          17.875-27.125
         Cancelled, 2000                                       (    71,480)           19.00-31.375
                                                                ----------

         Options outstanding at December 31, 2000                1,796,665          $17.875-$31.375
         (519,434 shares exercisable)                            =========

                        HOME PROPERTIES OF NEW YORK, INC.

12       STOCK BENEFIT PLAN (CONTINUED)

         The following table summarizes information about options outstanding at December 31, 2000:


                                              Weighted
                                               Average          Weighted                         Weighted
                                              Remaining         Average                           Average
                Year          Number         Contractual       Fair Value         Number         Exercise
              GRANTED       OUTSTANDING          LIFE          OF OPTIONS      EXERCISABLE         PRICE

                1994            119,690             4             N/A              119,690         $19.000
                1996             91,450             5            $1.01              75,560          19.819
                1997            131,205             6            $1.59              88,436          25.455
                1998            176,160             7            $1.39              85,164          25.682
                1999            546,920             8            $1.60             128,984          25.852
                2000            731,240             9            $1.91              21,600          28.313
                             ----------          ----                             --------        --------
            Totals            1,796,665             6                              519,434         $23.448
                              =========          ====                              =======         =======

         The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation for the Company's stock option plan been determined based on the fair value at the date of grant for awards in 2000, 1999, and 1998, the Company's proforma net income before preferred dividends and proforma basic earnings per common share would have been $40,956, $26,063 and $18,563 and $1.39, $1.33 and $1.34, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998: dividend yield of 8.101%; expected volatility of 18.97%; forfeiture rate of 5%; and expected lives of 7.5 years for options with a lifetime of ten years, and five years for options with a lifetime of five years. The interest rate used in the option-pricing model is based on a risk free interest rate ranging from 5.30% to 6.87%.

                        HOME PROPERTIES OF NEW YORK, INC.

13       PROPERTY ACQUISITIONS

         For the years ended December 31, 2000, 1999 and 1998, the Company has acquired the communities listed below:

                                                                                                             Cost of
                                   Market                 Date          Year         Number     Cost of    Acquisition
         COMMUNITY                 AREA                 ACQUIRED     CONSTRUCTED    OF UNITS    ACQUIS.      PER UNIT
         ---------                 ----                 --------     -----------    --------    -------      --------
         Candlewood                South Bend             2/9/98           1986      310       $13,506        $44
         Cedar Glen                Philadelphia           3/2/98           1966      110         2,733         25
         2 Property Portfolio      Northern VA           3/13/98           1954      548        26,848         49
         Apple Hill                Hamden, CN            3/27/98           1971      498        23,833         48
         4 Property Portfolio      Baltimore             4/30/98        1964-80    1,589        53,363         34
         Colonies                  Chicago               6/24/98           1973      672        23,027         34
         Racquet Club              Philadelphia           7/7/98           1971      467        24,975         53
         16 Property Portfolio     Northern NJ            7/8/98        1943-80    3,746       148,509         40
         Sherry Lake               Philadelphia          7/23/98           1965      298        18,000         60
         Coventry Village          Long Island           7/31/98           1974       94         3,112         33
         Rolling Park              Baltimore             9/15/98           1972      144         5,753         40
         3 Property Portfolio      Detroit               9/29/98        1965-66      648        24,213         37
         Pines of Perinton         Rochester             9/30/98           1976      508         8,863         17
         The Manor                 Northern VA           2/19/99           1973      198         7,119         36
         Ridgeway Court            Philadelphia          2/26/99           1972       66         2,156         33
         Springwells Park          Detroit                4/8/99        1940-66      303        18,355         61
         Sherwood Gardens          Philadelphia          5/27/99           1968      103         4,198         41
         7 Property Portfolio      Various                7/1/99        1959-82    3,722       176,607         47
         Maple Lane                South Bend             7/9/99        1982-89      396        17,542         44
         12 Property Portfolio     Mid-Atlantic          7/15/99        1964-96    3,297       154,168         47
         4 Property Portfolio      Philadelphia          7/28/99        1962-68      825        32,534         39
         The Colony                Chicago                9/1/99        1972-78      783        41,887         53
         The Lakes                 Detroit               11/5/99           1986      434        25,907         60
         Old Friends               Baltimore              2/1/00           1887       51         2,138         39
         6 Property Portfolio      Philadelphia          3/15/00        1940-75    2,113       141,195         64
         2 Property Portfolio      Detroit               3/22/00        1969-74      360        14,394         40
         Elmwood Terrace           Baltimore             6/30/00           1972      504        20,605         41
         East Meadow               Northern VA            8/1/00           1971      150        13,053         87
         Southbay Manor            Long Island           9/11/00           1959       61         3,054         49
         Hampton Court             Detroit               9/29/00           1972      182         5,889         33
         Bayberry                  Detroit               9/29/00           1967      120         5,840         47
         Blackhawk                 Chicago              10/20/00           1971      371        17,542         47
         5 Property Portfolio      Long Island           11/1/00        1955-75      429        26,968         62
         Orleans Village           Northern VA          11/16/00           1967      851        67,404         79
         Cypress Place             Chicago              12/27/00           1969      192        10,075         53



                        HOME PROPERTIES OF NEW YORK, INC.

14       PROFORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited proforma information was prepared as if the 2000 transactions related to the acquisitions of 22 apartment communities in twelve separate transactions and the $115 million Series B, C, D and E Preferred stock offerings had occurred on January 1, 1999. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 1999, nor does it purport to represent the results of operations for future periods.

                                                                                For the years ended
                                                                                    December 31,
                                                                               2000           1999
                                                                               ----           ----
         Total revenues                                                       $344,352        $283,036
         Income before extraordinary item                                       46,079          32,915
         Net income available to common shareholders                            33,901          31,662

         Per common share data: Income before extraordinary item:

             Basic                                                              $1.64           $1.70
             Diluted                                                            $1.63           $1.69

         Net income:
             Basic                                                              $1.64           $1.69
             Diluted                                                            $1.63           $1.68

         Weighted average numbers of shares outstanding:

             Basic                                                          20,639,241      18,697,731
             Diluted                                                        20,755,721      18,800,907

15       SUPPLEMENTAL CASH FLOW DISCLOSURES

         For the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                               2000           1999          1998
                                                                               ----           ----          ----
         Cash paid for interest                                                $54,829         $36,967     $23,284
         Mortgage loans assumed associated with property acquisitions
                                                                               162,967         203,326      81,094
         Issuance of UPREIT Units associated with property and other
             acquisitions                                                       58,616         149,488      77,425
         Notes issued in exchange for officer and director stock
             purchases                                                               -               -       5,444
         Exchange of UPREIT Units/partnership interest for
             common/preferred shares                                             7,388          36,771         801


                        HOME PROPERTIES OF NEW YORK, INC.

16       QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended December 31, 2000 and 1999 are as follows:

                                                                                     2000

                                                                 FIRST         SECOND         THIRD         FOURTH
             Revenues                                           $72,364        $78,164       $82,007        $86,513
             Income before minority interest
               and extraordinary item                            13,642         16,494        20,003         17,031
             Minority interest                                    5,160          6,401         7,658          6,495
             Extraordinary item, net of minority
               interest                                             N/A            N/A           N/A            N/A
             Net income available to common
               shareholders                                       6,554          7,559         8,555          6,610

             Basic earnings per common share:

               Income before extraordinary item                 .33            .37           .41            .31
               Extraordinary item                               N/A           N/A            N/A            N/A
               Net income                                       .33            .37           .41            .31

             Diluted earnings per common share:

               Income before extraordinary item                 .33            .37           .40            .31
               Extraordinary item                               N/A           N/A            N/A           N/A
               Net income                                       .33            .37           .40            .31

                                                                                     1999

                                                               FIRST         SECOND         THIRD         FOURTH
             Revenues                                           $47,766        $49,640       $66,178        $70,879
             Income before minority interest
               and extraordinary item                             9,354          9,577         9,243         15,594
             Minority interest                                    3,343          3,386         4,137          6,524
             Extraordinary item, net of minority
               interest                                             N/A            N/A           (96)           N/A
             Net income available to common
               shareholders                                       6,011          6,191         4,998          7,929

             Basic earnings per common share:

               Income before extraordinary item                     .34            .34           .27            .41
               Extraordinary item                                   N/A            N/A          (.01)           N/A
               Net income                                           .34            .34           .26            .41

             Diluted earnings per common share:

               Income before extraordinary item                     .33            .33           .27            .41
               Extraordinary item                                   N/A            N/A          (.01)           N/A
               Net income                                           .33            .33           .26            .41

         Full year per share data does not equal the sum of the quarterly data due to the combination of seasonality and a growing number of shares outstanding.

                                   HOME PROPERTIES OF NEW YORK, INC.                                                SCHEDULE III
                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          DECEMBER 31, 2000
                                            (IN THOUSANDS)

                                                Initial             Costs              Total                        Total
                                                   Cost          Capital-               Cost                        Cost,
                                             Buildings,              ized         Buildings,                       Net of
                                               Improve-            Subse-           Improve-            Accumu-   Accumu-      Year
                                                ments &          quent to              ments              lated     lated        of
                              Encum-             Equip-  Adjust- Acquisi-           & Equip-             Depre-    Depre-    Acqui-
                             BRANCES     LAND      MENT MENTS(A)     TION     LAND      MENT  TOTAL(B)  CIATION   CIATION    SITION

Apple Hill Apartments         13,935    3,486    20,347             3,903    3,486    24,250    27,736     2030    25,706      1998
Arbor Crossing                 2,546    1,072     4,329               256    1,072     4,585     5,657      235     5,422      1999
Bayberry Place                 2,516    1,440     4,400                12    1,440     4,412     5,852       30     5,822      2000
Bayview/Colonial               6,131    1,600     8,458                11    1,600     8,469    10,069       37    10,032      2000
Beechwood Gardens                         560     3,442               630      560     4,072     4,632      366     4,266      1998
Blackhawk                     10,694    2,968    14,574                57    2,968    14,631    17,599       99    17,500      2000
Bonnie Ridge                  18,969    4,830    42,769             5,387    4,830    48,156    52,986     1940    51,046      1999
Braddock Lee Apartments        7,000    3,810     8,657             2,516    3,810    11,173    14,983     1097    13,886      1998
Broadlawn                     12,479    3,160    17,901             1,889    3,160    19,790    22,950      438    22,512      2000
Brook Hill Apartments          4,684      330     7,920             2,634      330    10,554    10,884    2,130     8,754      1994
Candlewood Apartments                     387     2,592               566      387     3,158     3,545      502     3,043      1996
Candlewood Apartments-
Indiana                        7,643    1,550    11,956             1,036    1,550    12,992    14,542    1,053    13,489      1998
Canterbury Apartments MD      14,980    4,944    21,368               338    4,944    21,706    26,650      891    25,759      1999
Canterbury Square              6,484    2,352    10,790             1,640    2,352    12,430    14,782    1,405    13,377      1997
Carriage Hill Apartments                  570     3,826             1,668      570     5,494     6,064      812     5,252      1996
Carriage Hill Apartments-
Michigan                       3,761      840     5,975               657      840     6,632     7,472      535     6,937      1998
Carriage Hill Apartments-
Virginia                      19,500    3,984    33,138               668    3,984    33,806    37,790    1,360    36,430      1999
Carriage House Apartments        671      250       860               243      250     1,103     1,353      100     1,253      1998
Carriage Park Apartments       5,421    1,280     8,184             1,859    1,280    10,043    11,323      842    10,481      1998
Castle Club                    3,702      948     8,906               440      948     9,346    10,294      204    10,090      2000
Cedar Glen Apartments                     715     2,018               502      715     2,520     3,235      260     2,975      1998
Charter Square                10,959    3,952    18,245             3,201    3,952    21,446    25,398    2,284    23,114      1997
Cherry Hill Club Apartments    2,375      492     4,096             1,637      492     5,733     6,225      482     5,743      1998
Cherry Hill Village            4,425    1,120     6,835               746    1,120     7,581     8,701      600     8,101      1998
Chesterfield Apartments        5,327    1,482     8,206             2,430    1,482    10,636    12,118    1,041    11,077      1997
Chestnut Crossing              9,809    2,592    12,699             5,019    2,592    17,718    20,310      622    19,688      1999
Cloverleaf Village                        370     2,668             1,578      370     4,246     4,616      485     4,131      1997
Colonies Apartments           12,058    1,680    21,350             5,123    1,680    26,473    28,153    2,207    25,946      1998
The Colony Apartments         15,866    7,830    34,075             1,158    7,830    35,233    43,063    1,268    41,795      1999
Conifer Village Apartments     2,445      358     8,555               394      358     8,949     9,307    1,720     7,587      1994
Cornwall Park Townhouses                  439     2,947             2,907      439     5,854     6,293      807     5,486      1996
Country Club                   3,960    1,050     3,980               488    1,050     4,468     5,518      202     5,316      1999
Country Village Apartments     6,537    2,236    11,149             2,210    2,236    13,359    15,595    1,088    14,507      1998
Coventry Village                          784     2,328             1,409      784     3,737     4,521      286     4,235      1998
Curren Terrace                 9,291    1,908    10,956             2,891    1,908    13,847    15,755    1,405    14,350      1997
Cypress Place                  6,589    2,304     7,771                 4    2,304     7,775    10,079       32    10,047      2000
Deerfield Woods                3,412      864     4,877               138      864     5,015     5,879      114     5,765      2000
Doub Meadow                    2,863      760     3,062               157      760     3,219     3,979      129     3,850      1999
East Hill Apartments                      231     1,560               304      231     1,864     2,095      163     1,932      1998
East Meadow                             2,250    10,803                65    2,250    10,868    13,118       94    13,024      2000
East Winds                                960     5,075                 4      960     5,079     6,039       22     6,017      2000
Elmwood Terrace                4,631    6,048    14,557               191    6,048    14,748    20,796      188    20,608      2000
Emerson Square                            384     2,018               900      384     2,918     3,302      394     2,908      1997
Executive House                2,034      600     3,420             1,960      600     5,380     5,980      548     5,432      1997
Fairview Heights & Fairview
Manor                          4,585      580     5,305    2,828    1,617      580     9,750    10,330    4,043     6,287      1985
Fairway Apartments                        128       675               513      128     1,188     1,316      167     1,149      1997
Falcon Crest                            2,772    11,115             2,524    2,772    13,639    16,411      675    15,736      1999
Finger Lakes Manor
Apartments                     3,430      200     4,536    1,882    1,401      200     7,819     8,019    2,722     5,297      1983
Fordham Green                  3,039      876     5,280               964      802     6,318     7,120      610     6,510      1997
Garden Village Apartments      4,409      354     8,546             1,912      354    10,458    10,812    2,448     8,364      1994
Gateway Village                6,356    1,320     6,616               121    1,320     6,737     8,057      270     7,787      1999
Glen Brook                     3,363    1,414     4,807               628    1,414     5,435     6,849      228     6,621      1999
Glen Manor                     3,586    1,044     4,494               782    1,044     5,276     6,320      475     5,845      1997
Golf Club                     16,907    3,990    21,229             1,350    3,990    22,579    26,569      502    26,067      2000
Golfview Manor                   320      110       541                92      110       633       743       80       663      1997
Greentrees Apartments          4,819    1,152     8,607             1,252    1,152     9,859    11,011      972    10,039      1997
Hamlet Court Apartments        1,736      351     2,351               719      351     3,070     3,421      487     2,934      1996
Hampton Court                  3,587    1,274     4,615               122    1,274     4,737     6,011       34     5,977      2000
Harborside Manor               4,068      250     6,113             2,708      250     8,821     9,071    1,813     7,258      1995
Hill Brook Place               5,206    2,192     9,116               568    2,192     9,684    11,876      403    11,473      1999
Hill Court South                          333     2,428               558      333     2,986     3,319      335     2,984      1997
Idylwood Apartments            9,121      700    16,927             5,436      700    22,363    23,063    4,326    18,737      1995
Ivy Ridge Apartments                      438     3,449               643      434     4,096     4,530      470     4,060      1997
Kingsley Apartments            6,570    1,640    11,670             1,904    1,640    13,574    15,214    1,442    13,772      1997
Lake Grove                              7,360    11,952             6,769    7,360    18,721    26,081    2,187    23,894      1997
Lakeshore Villa Apartments                573     3,848             2,193      573     6,041     6,614      785     5,829      1996
Lakeview Apartments            2,940      636     4,552             1,094      636     5,646     6,282      490     5,792      1998
Lansdowne                      4,335    1,332     6,944             1,107    1,332     8,051     9,383      907     8,476      1997
Laurel Pines                   5,600      944     6,675               916      944     7,591     8,535      309     8,226      1999
Macomb Manor                   4,023    1,296     7,357               261    1,296     7,618     8,914      173     8,741      2000
The Manor Apartments                    1,386     5,733             1,241    1,386     6,974     8,360      471     7,889      1999
Maple Lane Apartments         12,139    2,547    14,995               811    2,547    15,806    18,353      647    17,706      1999
Maple Tree                                840     4,440                 3      840     4,443     5,283       20     5,263      2000
Meadows Apartments                        208     2,776    1,216    1,153      208     5,145     5,353    1,923     3,430      1984
Mid-Island Estates             6,675    4,176     6,580             1,599    4,160     8,195    12,355    1,044    11,311      1997
Mill Company                   1,210      384     1,671               404      384     2,075     2,459      185     2,274      1982
Morningside Apartments        19,066    6,750    28,699             8,715    6,147    38,017    44,164    3,128    41,036      1998
Mountainside Apartments        7,140    1,362     7,083             1,168    1,362     8,251     9,613      652     8,961      1998
New Orleans Park               6,165    1,848     8,886             3,418    1,848    12,304    14,152    1,220    12,932      1997
Newcastle Apartments           6,000      197     4,007    3,684    2,844      197    10,535    10,732    4,120     6,612      1982
Northgate Manor Apartments     4,500      290     6,987             2,850      289     9,838    10,127    2,125     8,002      1994
Oak Manor Apartments           2,900      616     4,111               915      616     5,026     5,642      457     5,185      1998
Oak Park Manor                 5,124    1,192     9,188             1,035    1,192    10,223    11,415    1,137    10,278      1997
Old Friends                    2,378      255     1,883               128      255     2,011     2,266       49     2,217      2000
Orleans Village               43,745    8,510    58,894                12    8,510    58,906    67,416      256    67,160      2000
Owings Run                    32,233    5,537    32,611               210    5,537    32,821    38,358    1,290    37,068      1999
Paradise Lane at Raintree                 972     7,134             3,137      972    10,271    11,243    1,358     9,885      1997
Park Shirlington Apartments    8,425    4,410     9,971             2,509    4,410    12,480    16,890    1,249    15,641      1998
Parkview Gardens               8,000    1,207     7,201             1,177    1,207     8,378     9,585      997     8,588      1997
Patricia Apartments                       600     4,196               903      600     5,099     5,699      393     5,306      1998
Pavilion                      12,598    5,184    25,314             2,948    5,184    28,262    33,446    1,057    32,389      1999
Pearl Street                               49     1,189               376       49     1,565     1,614      280     1,334      1995
Perinton Manor Apartments      6,710      224     6,120    3,629    1,704      224    11,453    11,677    4,544     7,133      1982
Pines of Perinton              8,463    1,524     7,339               610    1,524     7,949     9,473      619     8,854      1998
Pleasant View Apartments      31,915    5,710    47,816             6,635    5,710    54,451    60,161    4,708    55,453      1998
Pleasure Bay Apartments        4,640    1,620     6,234             1,485    1,620     7,719     9,339      582     8,757      1998
Racquet Club Apartments       11,783    1,868    23,107             1,855    1,868    24,962    26,830    1,884    24,946      1998
Raintree Island Apartments     7,322        -     6,654    3,217    7,484        -    17,355    17,355    5,397    11,958      1985
Redbank Village                8,450    2,000    14,030             2,094    2,000    16,124    18,124    1,378    16,746      1998
Ridgeway Court                 1,104      330     1,826               147      330     1,973     2,303      131     2,172      1999
Ridley Brook                   4,636    1,952     7,719               952    1,952     8,671    10,623      350    10,273      1999
Riverdale Apartments           9,900    2,900    12,891               830    2,900    13,721    16,621      589    16,032      1999
Riverton Knolls Apartments     6,768      240     6,640    2,523    4,248      240    13,411    13,651    5,040     8,611      1983
Rolling Park Apartments        2,737      720     5,033               620      720     5,653     6,373      394     5,979      1998
Royal Gardens                 11,086    5,500    14,067             7,298    5,500    21,365    26,865    2,425    24,440      1997
Ryder Terrace                             240     1,269                 -      240     1,269     1,509        6     1,503      2000
1600 East Avenue                        1,000     8,527             3,810    1,000    12,337    13,337    1,297    12,040      1997
1600 Elmwood Avenue
Apartments                     5,143      303     5,698    3,339    2,170      299    11,211    11,510    5,006     6,504      1983
Scotsdale Apartments           7,875    1,692    11,920             1,301    1,692    13,221    14,913    1,273    13,640      1997
Selford Townhomes                       1,224     4,200               410    1,224     4,610     5,834      187     5,647      1999
Seminary Hill                           2,960    10,194               793    2,960    10,987    13,947      444    13,503      1999
Seminary Towers                4,871    5,480    19,348             3,445    5,480    22,793    28,273      918    27,355      1999
Shakespeare Park               2,593      492     3,428                75      492     3,503     3,995      140     3,855      1999
Sherry Lake Apartments         6,264    2,384    15,616             1,594    2,384    17,210    19,594    1,278    18,316      1998
Racquet Club So.               3,029      309     3,891               764      309     4,655     4,964      275     4,689      1999
South Bay Manor                         1,098     1,956                43    1,098     1,999     3,097       18     3,079      2000
Southpointe Square             2,720      896     4,609               827      896     5,436     6,332      634     5,698      1997
Spanish Gardens Apartments     5,600      373     9,263             2,319      398    11,557    11,955    2,364     9,591      1994
Springcreek Apartments         3,050      128     1,702      745      595      128     3,042     3,170    1,165     2,005      1984
Springwells Park              11,345    1,515    16,840             1,142    1,515    17,982    19,497      845    18,652      1999
Springwood Apartments          1,404      462     1,770               625      462     2,395     2,857      281     2,576      1997
Stephenson House               1,503      640     2,407               471      640     2,878     3,518      330     3,188      1997
Strawberry Hill Apartments     2,033      725     2,694               907      725     3,601     4,326      329     3,997      1998
Sugartown Mews                28,892    6,280    35,534             3,161    6,280    38,695    44,975      853    44,122      2000
Sunset Gardens Apartments                 696     4,663             1,584      696     6,247     6,943      911     6,032      1996
Tamarron                       5,200    1,320     8,474               192    1,320     8,666     9,986      341     9,645      1999
Terry Apartments               1,926      650     3,436                 6      650     3,442     4,092      152     3,940      2000
The Lakes                               2,821    23,086             1,286    2,821    24,372    27,193      767    26,426      1999
The Towers                     3,990      685     6,088             1,116      685     7,204     7,889      603     7,286      1998
Timbercroft                    7,819    1,704     7,015               -63    1,704     6,952     8,656      300     8,356      1999
Trexler Park                  10,140    2,490    13,797               610    2,490    14,407    16,897      321    16,576      2000
Valley Park South
Apartments                     9,848    2,459    16,461             1,855    2,459    18,316    20,775    2,276    18,499      1996
Valley View Apartments         3,184    1,056     4,959             2,156    1,056     7,115     8,171      723     7,448      1997
Village Green Apartments       8,853    1,043    13,283             3,789    1,103    17,012    18,115    3,149    14,966 1994-1996
Village Square - MD            7,488    2,590    13,295               709    2,590    14,004    16,594      583    16,011      1999
Village Square Apartments      2,630      768     3,581             1,942      768     5,523     6,291      543     5,748      1997
Wayne Village                  8,285    1,925    12,895             1,957    1,925    14,852    16,777    1,314    15,463      1998
Westminster Apartments         3,107      860     5,763             1,537      860     7,300     8,160    1,127     7,033      1996
Weston Gardens                 2,960      847     4,736             2,457      847     7,193     8,040      617     7,423      1996
William Henry                 14,180    4,666     2,214            20,749    4,666    22,963    27,629      508    27,121      2000
Williamstowne Village
Apartments                     9,800      390     9,748    5,115    4,153      390    19,016    19,406    6,372    13,034      1985
Windsor Realty                 2,000      402     3,300               521      402     3,821     4,223      335     3,888      1998
Woodgate Place                 3,368      480     3,797             1,188      480     4,985     5,465      571     4,894      1997
Woodland Gardens               6,174    2,022    10,479             2,137    2,022    12,616    14,638    1,340    13,298      1997
Other Assets                              907         -      125    3,665    1,888     2,809     4,697      829     3,868
                             -------  ------- ---------   ------  -------  ------- --------- ---------  ------- ---------
                             832,783  247,119 1,368,351   28,303  251,496  247,483 1,647,786 1,895,269  153,324 1,741,945
                             =======  ======= =========   ======  =======  ======= ========= =========  ======= =========



(a) Represents the excess of fair value over the  historical  cost of partnership interests as a result of the application of purchase accounting for the acquisition of non-controlled interests.
(b) The aggregate cost for Federal Income Tax purposes was approximately $1,554,000

                                                                  SCHEDULE III

                      HOME PROPERTIES OF NEW YORK, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2000

                                 (IN THOUSANDS)

Depreciation  and  amortization  of the Company's  investments  in buildings and
improvements  reflected  in  the  consolidated   statements  of  operations  are
calculated over the estimated useful lives of the assets as follows:

Buildings and improvements          5-40 years
Tenant improvements                 Life of related lease

The changes in total real estate assets for the three years ended December 31, 2000, are as follows:

                                                2000                 1999                 1998
                                                ----                 ----                 ----
Balance, beginning of year                    $1,480,753             $940,788             $525,128
New property acquisition                         328,021              480,473              376,735
Additions                                         92,603               61,034               42,896
Disposals and retirements                     (    6,108)              (1,542)              (3,971)
                                              ----------           ----------             --------
Balance, end of year                          $1,895,269           $1,480,753             $940,788
                                              ==========           ==========             ========


The changes in accumulated depreciation for the three years ended December 31, 1999, are as follows:

                                                2000                 1999                 1998
                                                ----                 ----                 ----
Balance, beginning of year                      $101,904              $65,627              $46,531
Depreciation for the year                         52,221               37,177               23,067
Disposals and retirements                       (    801)                (900)              (3,971)
                                                ---------            --------              -------
Balance, end of year                            $153,324             $101,904              $65,627
                                                ========             ========              =======

                       HOME PROPERTIES OF NEW YORK, INC.
                                   FORM 10-K
                    For Fiscal Year Ended December 31, 2000
                                 Exhibit Index

Exhibit         Exhibit                          Location
Number

2.1  Agreement among Home Properties of New      Incorporated by reference to
     York, Inc. and Philip J. Solondz,           the Form 8- K filed by Home
     Daniel Solondz and Julia Weinstein          Properties of New York, Inc.
     Relating to Royal Gardens I, together with  dated 6/6/97
     Amendment No. 1                             (the "6/6/97 8-K")

2.2  Agreement among Home Properties of New      Incorporated by reference to
     York, Inc and Philip Solondz and Daniel     the 6/6/97 8-K
     Solondz relating to Royal Gardens II,
     together with Amendment No. 1

2.3 Purchase and Sale Agreement dated July 25, Incorporated by reference to 1997 by and between Home Properties of New the Form 8-K filed Home
     York, L.P. and Louis S. and Molly S. Wolk   Properties of New York, Inc.
     Foundation.                                 dated 9/26/97 (the "9/26/97
                                                 8-K")

2.4  Purchase and Sale Agreement dated April 30, Incorporated by reference to
     1997 between Home Properties of New York    the 9/26/97 8-K.
     L.P. and Briggs Wedgewood Associates, L.P.

2.5  Agreement and Plan of Merger, dated July    Incorporated by reference to
     31, 1997 between Home Properties of New     the 9/26/97 8-K.
     York, L.P. and Chesfield Partnerhsip.

2.6  Agreement and Plan of Merger dated July 31, Incorporated by reference to
     1997 between Home Properties of New York,   the 9/26/97 8-K.
     L.P. and Valspring Partnership.

2.7  Agreement and Plan of Merger, dated July    Incorporated by reference to
     31, 1997 between Home Properties of New     the 9/26/97 8-K.
     York, L.P. and Exmark Partnerhsip.

2.8  Agreement and Plan of Merger, dated July    Incorporated by reference to
     31, 1997 between Home Properties of New     the 9/26/97 8-K.
     York, L.P. and New Orleans East Limited
     Partnership.

2.9  Agreement and Plan of Merger, dated July    Incorporated by reference to
     31, 1997 between Home Properties of New     the 9/26/97 8-K.
     York, L.P. Glenvwk Partnership.

2.10 Agreement and Plan of Merger, dated July    Incorporated by reference to
     31, 1997 between Home Properties of New     the 9/26/97 8-K.
     York, L.P. and PK Partnership.

2.11 First Amendment to Agreement and Plan of    Incorporated by reference to
     Merger, dated September 1, 1997 between     the 9/26/97 8-K.
     Home Properties of New York, L.P. and PK
     Partnership and its partners.

2.12 First Amendment to Agreement and Plan of    Incorporated by reference to
     Merger, dated September 1, 1997 between     the 9/26/97 8-K.
     Home Properties of New York, L.P. and NOP
     Corp. and Norpark Partnership.

2.13 Contribution Agreement dated July 31, 1997  Incorporated by reference to
     between Home Properties of New York, L.P.   the 9/26/97 8-K.
     and Lamar Partnership.

2.14 Agreement and Plan of Merger, dated July    Incorporated by reference to
     31, 1997 between Home Properties of New     the Form 8-K filed by Home
     York, L.P. and Curren Partnership.          New York, Inc., dated 10/3/97.
                                                 dated 10/3/97.

2.15 Contribution Agreement, dated October __,  Incorporated by reference
     1997 between Home Properties of New York   to the Form 8-K
     between Home Properties of New York, L.P.  filed by Home Properties of
     and Berger/Lewiston Associates Limited     New York, Inc. dated 10/7/97.
     Partnership; Stephenson-Madison Heights
     Company LimitedPartnership; Kingsley-
     Moravian Company Limited Partnership;
     Woodland Garden Apartments Limited
     Partnership; B&L Realty Investments Limited
     Partnership; Southpointe Square Apartments
     Limited Partnership; Greentrees Apartments
     Limited Partnership; Big Beaver-Rochester
     Properties Limited Partnership; Century
     Realty Investment Company Limited
     Partnership.

2.16 Agreement among Home Properties of New York, Incorporated by reference to
     L.P. and Erie Partners, L.L.C. Relating      the Form 8-K
     to Woodgate Place Apartments,                filed by Home Properties of
     together with Amendment No. 1                dated 10/31/97 (the "10/31/97
                                                  8-K").

2.17 Agreement among Home Properties of New York, Incorporated by reference to
     L.P. and Mid-Island Limited Partnership      the 10/31/97 8-K.
     relating to Mid-Island Estates, together with Amendment No. 1.

2.18 Purchase and Sale Agreement among Home       Incorporated by reference to
     Properties of New York, L.P. and             the 10/31/97 8-K.
     Anthony M. Palumbo and Daniel
     Palumbo.

2.19 Purchase and Sale Agreements dated June 17, Incorporated by reference to
     1997 among Home Properties of New York,     the Form 8-K filed by Home
     L.P. and various individuals relating to    Properties of New York, Inc.
     Hill Court Apartments and Hudson Arms       dated 2/20/98 (the "2/20/98
     Apartments together with a letter           8-K").
     Amendment dated September 24, 1997.

2.20 Contract of Sale, dated October 20, 1997    Incorporated by reference to
     between Home Properties of New York, L.P.   the 2/20/98 8-K.
     and Hudson Palisades Associates relating to Cloverleaf Apartments.

2.21 Contribution Agreement, dated November 17,  Incorporated by reference to
     1997 among Home Properties of New York,     the 2/20/98 8-K.
     L.P. and various trusts relating to
     Scotsdale Apartments.

2.22 Contribution Agreement, dated November 7,   Incorporated by reference to
     1997 among Home Properties of New York,     the 2/20/98 8-K
     L.P. and Donald H. Schefmeyer and Stephen W.
     Hall relating to Candlewood Apartments,
     together with Amendment No. One dated
     December 3, 1997.

2.23 Purchase and Sale Agreement dated November Incorporated by reference to 26, 1997 among Home Properties of New York, the Form 8-K filed by Home
     L.P. and Cedar Glen Associates.             Properties of New York, Inc.
                                                 on 3/24/98 (the
                                                 "3/24/98 8-K").

2.24 Contribution Agreement dated March 2, 1998  Incorporated by reference to
     among Home Properties of New York, L.P.,    the 3/24/98 8-K.
     Braddock Lee Limited Partnership and Tower
     Construction Group, LLC

2.25 Contribution Agreement dated March 2, 1998  Incorporated by reference to
     among Home Properties of New York, L.P.,    the 3/24/98 8-K.
     Park Shirlington Limted Partnership and
     Tower Construction Group, LLC

2.26 Contract of Sale between Lake Grove         Incorporated by reference to
     Associates Corp. and Home Properties of     the Form 10-K filed by Home
     New York L.P., dated December 17, 1996,     Properties of New York, Inc.
     relating to the Lake Grove Apartments.      for the year ended 12/31/96
                                                 (the "12/31/96 10K").

2.27 Form of Contribution Agreement among Home   Incorporated by reference to
     Properties of New York, L.P. and            the Form 8-K filed by Home
     Strawberry Hill Apartment Company LLLP,     Properties of New York, Inc.
     Country Village Limited Partnership,        on 5/22/98 (the "5/22/98 8-K")
     Morningside Six, LLLP,
     Morningside North Limited
     Partnership and  Morningside Heights
     Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form.

2.28 Form of Purchase and Sale Agreement          Incorporated by reference to
     relating to the Kaplan Portfolio with        the 5/22/98 8-K
     schedule setting forth material details in which documents differ from form.

2.29 Form of Contribution Agreement dated June 7, Incorporated by reference to
     1999, relating to the CRC Portfolio with     the Form 8-K filed by Home
     schedule setting forth material details in   Properties of New York, Inc.
     which documents differ from form.            on 7/2/99 (the "7/22/99
                                                  8-K").

2.30 Form of Contribution Agreement relating to   Incorporated by reference to
     the Mid-Atlantic Portfolio with schedule     the Form 8-K filed by Home
     setting forth material details in which      Properties of New York, Inc.
     documents differ from form.                  on 7/30/99.

2.31 Contribution Agreement among Home            Incorporated by reference to
     Properties of New York, L.P., Leonard        the Form 8-K filed by Home
     Klorfine, Ridley Brook Associates and        Properties of New York, Inc.
     the Greenacres Associates                    on 10/5/99 (the "10/5/99
                                                  8-K").

2.32 Purchase and Sale Agreement among Home       Incorporated by reference to
     Properties of New York, L.P. and Chicago     the 10/5/99 8-K.
     Colony Apartments Associates.

2.33 Contribution Agreement among Home            Incorporated by reference to
     Properties of New York, L.P.,                the Form 8-K filed
     Gateside-Bryn Mawr Company, L.P.,            by Home Properties of New
     Willgold Company, Gateside-Trexler           York,Inc. on 4/5/00.
     Company, Gateside-Five Points Company,
     Stafford Arms, Gateside-Queensgate Company,
     Gateside Malvern Company, King Road
     Associates and Cottonwood Associates.

2.34 Form of Contribution Agreement between Old   Incorporated by reference to
     Friends Limited Partnership and Home         the Form 8-K/A filed by Home
     Properties of New York, L.P. and Home        Properties of New York, Inc.
     Properties of New York, Inc., along with     on 12/5/00 (the "12/5/00
     Amendments Number 1 and 2 thereto

2.35 Form of Contribution Agreement between       Incorporated by reference to
     Deerfield Woods Venture Limited              the 12/5/00 8-K/A.
     Partnership and Home Properties of
     New York, L.P.

2.36 Form of Contribution Agreement between       Incorporated by reference to
     Macomb Apartments Limited Partnership        the 12/5/00 8-K/A.
     and Home Properties of New York, L.P.

2.37 Form of Contribution Agreement between       Incorporated by reference to
     Home Properties of New York, L.P. and        the 12/5/00 8-K/A.
     Elmwood Venture Limited Partnership

2.38 Form of Sale Purchase and Escrow Agreement   Incorporated by reference to
     between Bank of America as Trustee and Home the 12/5/00 8-K/A. Properties of New York, L.P.

2.39 Form of Contribution Agreement between Home  Incorporated by reference to
     Properties of New York, L.P., Home           the 12/5/00 8-K/A.
     Properties of New York, Inc. and S&S
     Realty, a New York General Partnership
     (South Bay)

2.40 Form of Contribution Agreement between       Incorporated by reference to
     Hampton Glen Apartments Limited Partnership  the 12/5/00 8-K/A.
     and Home Properties of New York, L.P.

2.41 Form of Contribution Agreement between Home  Incorporated by reference to
     Properties of New York, L.P. and Axtell      the 12/5/00 8-K/A.
     Road Limited Partnership

2.42 Form of Contribution Agreement between Elk   Incorporated by reference
     Grove Terrace II and III, L.P., Elk Grove    to the Form 8-K filed
     Terrace, L.P. and Home Properties of New     by Home Properties of
     York, L.P.                                   New York, Inc. on 1/10/01.


3.1  Articles of Amendment and Restatement of     Incorporated by reference to
     Articles of Incorporation of Home            Home Properties of New York,
     Properties of New York, Inc.                 Registration Statement on
                                                  Form S-11, File No. 33-78862
                                                  (the "S-11 Registration
                                                  Statement").

3.2  Articles of Amendment of the Articles of     Incorporated by reference to
     Incorporation of Home Properties of New      the Home Properties of
     York, Inc.                                   New New York, Inc.
                                                  Registration
                                                  Statement on Form S-3
                                                  File No. 333-52601 filed
                                                  May 14, 1998 (the "5/14/98
                                                  S-3").

3.3  Articles of Amendment of the Articles of     Incorporated by reference to
     Incorporation of Home Propertis of New       7/2/99 8-K.
     York, Inc.

3.4  Amended and Restated Articles Supplementary  Incorporated by reference to
     of Series A Senior Convertible Preferred     the Home Properties of New
     Stock of Home Properties of New York, Inc.   York, Inc. Registration
                                                  Statement on Form S-3,
                                                  File No. 333-93761, filed
                                                  12/29/99 (the "12/29/99
                                                  S-3").

3.5  Series B Convertible Cumulative Preferred    Incorporated by reference to
     Stock Articles Supplementary to the Amended  the Home Properties of New
     and Restated Articles of Incorporation of    York, Inc. Registration
     Home Properties of New York, Inc.            Statement on Form S-3,
                                                  File No. 333-92023, filed
                                                  12/3/99.

3.6  Series C Convertible Cumulatve Preferred     Incorporated by reference to
     Stock Articles Supplementary to the Amended  the Form 8-K filed by Home
     and Restated Articles of Incorporation of    filed by Home Properties of
     Home Properties of New York, Inc.            New York, Inc. on 5/22/00
                                                  (the "5/22/00 8-K").

3.7  Series D Convertible Cumulatve Preferred     Incorporated by reference to
     Stock Articles Supplementary to the Amended  the Form 8-K filed by Home
     and Restated Articles of Incorporation of    Properties of New York, Inc.
     Home Properties of New York, Inc.            on 6/12/00 (the "6/12/00
                                                  8-K").

3.8  Series E Convertible Cumulatve Preferred     Incorporated by reference to
     Stock Articles Supplementary to the Amended  the Form 8-K filed by Home
     and Restated Articles of Incorporation of    Properties of New York, Inc.
     Home Properties of New York, Inc.            on 12/22/00 (the "12/22/00
                                                  8-K).

3.9  Amended and Restated By-Laws of Home         Incorporated by reference to
     Properties of New York, Inc. (Revised        the Form 8-K filed by Home
     12/30/96).                                   Properties of New York, Inc.
                                                  dated December 23, 1996
                                                  (the "12/23/96 8- K").

4.1  Form of certificate representing Shares of   Incorporated by reference to
     Common Stock.                                the Form 10- K filed by Home
                                                  Properties of New York, Inc.
                                                  for the period ended 12/31/94
                                                  (the "12/31/94 10-K").

4.2  Agreement of Home Properties of New York,    Incorporated by reference to
     Inc. to file instruments defining the        the 12/31/94 10-K.
     rights of holders of long-term debt of it or its subsidiaries with the Commission upon request.

4.3  Credit Agreement between Manufacturers       Incorporated by reference to
     Traders Trust Company, Home Properties of    the Form 10-Q filed by Home
     New York, L.P. and Home Properties of New    Properties of New York, Inc.
     York, Inc.                                   for the quarterly period
                                                  ended 6/30/94 (the "6/30/94
                                                  10-Q").

4.4  Amendment Agreement between Manufacturers    Incorporated by reference to
     and Traders Trust Company, Home Properties   the 12/31/94 10-K.
     of New York, L.P. and Home Properties of
     New York, Inc. amending the Credit Agreement

4.5  Mortgage Spreader, Consolidation and         Incorporated by reference to
     Modification Agreement between               the 6/30/94 10-Q.
     Manufacturers and Traders Trust Company and
     Home Properties of New York, L.P.,
     together with form of Mortgage, Assignment of Leases and Rents and Security Agreement incorporated therein by reference.

4.6  Mortgage Note made by Home Properties        Incorporated by reference to
     of New York, L.P. payable to Manufacturers   the 6/30/94 10-Q.
     and Traders Trust Company in the principal amount of $12,298,000.

4.7  Spreader, Consolidation, Modification and    Incorporated by reference to
     Extension Agreement between Home Properties  the Form 10-K filed by Home
     of New York, L.P.and John Hancock Mutual     Properties New York, Inc. for
     Life Insurance Company, dated as of October  the period ended 12/31/95 (the
     26, 1995, relating to indebtedness in the    "12/31/95 10-K").
     principal amount of $20,500,000.

4.8  Amended and Restated Stock Benefit Plan of   Incorporated by reference to
     Home Properties of New York, Inc.            the 6/6/97 8-K.

4.9  Amended and Restated  Dividend               Incorporated by reference to
     Reinvestment, Stock Purchase, Resident       the Form 8-K filed by Home
     Stock Purchase and Employee Stock            Properties of New York, Inc.,
     Purchase Plan.                               dated 12/23/97.

4.10 Amendment No. One to Amended and Restated    Incorporated by reference to
     Dividend Reinvestment, Stock Purchase,       the Home Properties of New
     Resident Stock Purchase and Employee Stock   York, Inc. Registration
     Purchase Plan                                Statement on Form S-3,
                                                  File No. 333-49781, filed
                                                  on 4/9/98 (the "4/9/98 S-3").

4.11 Amendment No. Two to Amended and Restated    Incorporated by reference to
     Dividend Reinvestment, Stock Purchase,       the Home Properties of New
     Resident Stock Purchase and Employee Stock   York Inc. Registration
     Purchase Plan                                Statement on Form S-3,
                                                  File No. 333-58799,
                                                  filed on 7/9/98
                                                  (the "7/9/98 S-3").

4.12 Amended and Restated Dividend Reinvestment, Incorporated by reference to Stock Purchase, Resident Stock Purchase and Home Properties of New York,
     Employee Stock Purchase Plan                 Inc. Form 10-Q for the Quarter
                                                  ended 6/30/98
                                                  (the "6/30/98 10-Q").

4.13 Amendment No. Three to Amended and Restated  Incorporated by reference to
     Dividend Reinvestment, Stock Purchase,       the Home Properties of New
     Resident Stock Purchase and Employee Stock   York, Inc. Registration
     Purchase Plan                                Statement on Form S-3,
                                                  Registration No. 333-67733,
                                                  filed on 11/23/98
                                                  (the "11/23/98 S-3").

4.14 Directors' Stock Grant Plan                  Incorporated by reference to
                                                  the 5/22/98 8-K.

4.15 Director, Officer and Employee Stock         Incorporated by reference to
     Purchase and Loan Plan                       5/22/98 8-K.

4.16 Home Properties of New York, Inc., Home      Incorporated by reference to
     Properties of New York, L.P. Executive       the 7/2/99 8-K.
     Retention Plan

4.17 Home Properties of New York, Inc. Deferred   Incorporated by reference to
     Bonus Plan                                   the 7/2/99 8-K.

4.18 Fourth Amended and Restated Dividend         Incorporated by reference to
     Reinvestment, Stock Purchase, Resident       the Registration Statement on
     Stock Purchase and Employee Stock Purchase   Form S-3, File No. 333-94815
     Plan.                                        filed on 1/18/2000.

4.19 Directors Deferred Compensation Plan         Incorporated by reference to
                                                  the Home Properties of New
                                                  York, Inc. Form 10-K for the
                                                  period ended 12/31/99
                                                  (the "12/31/99 10-K").

4.20 Agency Fee and Warrant Agreement             Incorporated by reference to
                                                  the Form 8-K/A filed by Home
                                                  Properties of New York, Inc.
                                                  on 6/9/00
                                                  (the "6/9/00 8-K/A").

4.21 Form of Warrant                              Incorporated by reference to
                                                  the 6/9/00 8-K/A.

4.22 Agency Fee and Warrant Agreement, Amendment  Incorporated by reference to
     No.1                                         the Form 8-K filed by Home
                                                  Properties of New York, Inc.
                                                  on 6/30/00
                                                  (the "6/30/00 8-K").

4.23 Home Properties of New York, Inc. Amendment  Incorporated by reference to
     Number One to the Amended and Restated       the Form 10-Q
     Stock Benefit Plan                           of Home Properties of New
                                                  York, Inc. for the quarter
                                                  ended 3/31/00 (the "3/31/00
                                                  10-Q").

4.24 Fifth Amended and Restated Dividend          Incorporated by reference
     Reinvestment, Stock Purchase, Resident       to the Registration
     Stock Purchase and Employee Stock Purchase   Statement on Form S-3, file
     Plan                                         No. 333-54160, filed 1/23/01

4.25 Sixth Amended and Restated Dividend          Filed herewith.
     Reinvestment and Direct Stock Purchase Plan

10.1 Second Amended and Restated Agreement of     Incorporated by reference to
     Limited Partnership of Home Properties of    the 9/26/97 8-K.
     New York, L.P.

10.2 Amendments No. One through Eight to the      Incorporated by reference to
     Second Amended and Restated Agreement of     Form 10-K of Home Properties
     Limited Partnership of Home Properties of    of New York, Inc. for the
     New York, L.P.                               period ended 12/31/97
                                                  (the "12/31/97 10-K").

10.3 Articles of Incorporation of Home            Incorporated by reference to
     Properties Management, Inc.                   the S-11 Registration
                                                  Statement.

10.4 By-Laws of Home Properties Management, Inc.  Incorporated by reference to
                                                  S-11 Registration Statement.

10.5 Articles of Incorporation of Conifer Realty  Incorporated by reference to
     Corporation                                  12/31/95 10-K.

10.6 Articles of Amendment to the Articles of     Filed herewith.
     Incorporation of Conifer Realty Corporation
     Changing the name to Home Properties
     Resident Services, Inc.

10.7 By-Laws of Conifer Realty Corporation.       Incorporated by reference to
                                                  the 12/31/95 10-K.

10.8 Home Properties Trust Declaration of Trust,  Incorporated by reference to
     dated September 19, 1997                     the 9/26/97 8-K.

10.9 Employment Agreement between Home            Incorporated by reference to
     Properties of New York, L.P. and Norman      the 6/30/94 10-Q.
     P. Leenhouts.

10.10 Amendments No. One, Two and Three to the    Incorporated by reference to
      Employment Agreement between Home           the Form 10-K filed by Home
      Properties of New York, L.P. and Norman P.  Properties of New York, Inc.
      Leenhouts                                   for the year ended 12/31/98
                                                  (the "12/31/98 10-K").

10.11 Employment Agreement between Home           Incorporated by reference to
      Properties of New York, L.P. and Nelson B.  the 6/30/94 10-Q.
      Leenhouts

10.12 Amendments No. One, Two and Three to the    Incorporated by reference to
      Employment Agreement between Home           the 12/31/98 10-K.
      Properties of New York, L.P. and Nelson B.
      Leenhouts.

10.13 Indemnification Agreement between Home      Incorporated by reference to
      Properties of New York, Inc. and certain    the 6/30/94 10-Q.
      officers and directors.

10.14 Indemnification Agreement between Home      Incorporated by reference to
      Properties of New York, Inc. and Richard J. the 12/31/95 10-K.
      Crossed

10.l5 Indemnification Agreement between Home      Incorporated by reference to
      Properties of New York, Inc. and Alan L.    the 12/31/96 10-K.
      Gosule.

10.16 Registration Rights Agreement among Home    Incorporated by reference to
      Properties of New York, Inc., Home Leasing the 6/30/94 10-Q. Corporation, Leenhouts Ventures, Norman P.
      Leenhouts, Nelson B. Leenhouts, Amy L.
      Tait, David P. Gardner, Ann M. McCormick,
      William Beach, Paul O'Leary, Richard J.
      Struzzi, Robert C. Tait, Timothy  A.
      Florczak and Laurie Tones.

10.17 Agreement of Operating Sublease, dated      Incorporated by reference to
      October 1, 1986, among KAM, INc., Morris    the S-11 Registration
      Massry and Raintree Island Associates, as   Statement.
      amended  by Letter Agreement Supplementing
      Operating Sublease dated October 1, 1986.

10.18 Form of Term Promissory Note payable to     Incorporated by reference to
      Home Properties of New York, by             the 12/31/96 10-K.
      officers and directors in association with the Executive and Director Stock Purchase and Loan Program.

10.19 Form of Pledge Security Agreement executed  Incorporated by reference to
      by officers and directors in connection     the 12/31/96 10-K.
      with Executive and Director Stock Purchase and Loan Program.

10.20 Schedule of Participants, loan amounts and  Incorporated by reference to
      shares issued in connection with the        the 12/31/96 10-K.
      Executive and Director Stock Purchase and
      Loan Program.

10.21 Subordination Agreement between Home        Incorporated by reference to
      Properties of New York, Inc. and The Chase  the 12/31/96 10-K.
      Manhattan Bank relating to the Executive and Director Stock Purchase and Loan
      Program.

10.22 Partnership Interest Purchase Agreement,    Incorporated by reference to
      dated as of December 23, 1996 among Home    the 12/23/96 8-K.
      Properties of New York, Inc., Home
      Properties of New York, L.P. and State
      of Michigan Retirement Systems.

10.23 Registration Rights Agreement, dated as of  Incorporated by reference to
      December 23, 1996 between Home Properties   the 12/23/96 8-K.
      of New York, Inc. and State of Michigan
      Retirement Systems.

10.24 Lock-Up Agreement, dated December 23, 1996  Incorporated by reference to
      between Home Properties of New York, Inc.   the 12/23/96 8-K.
      and State of Michigan Retirement Systems.

10.25 Agreement dated as of April 13, 1998        Incorporated by reference to
      between Home Properties of New York, Inc.   the Home Properties of New
      and the Treasurer of the State of Michigan  York, Inc. Form 8-K
                                                  filed 4/15/98 (the "4/15/98
                                                  8-K").

10.26 Amendment No. Nine to the Second Amended    Incorporated by reference to
      and Restated Agreement of Limited           5/14/98 S-3.
      Partnership of the Operating Partnership

10.27 Master Credit Facility Agreement by and     Incorporated by reference to
      among Home Properties of New York, Inc.,    the Home Properties of New
      Home Properties of New York, L.P., Home     York, Inc. Form 10-Q for the
      Properties WMF I LLC and Home Properties    quarter ended 9/30/98 (the
      of New York, L.P. and P-K Partnership       "9/30/98 Form 10-Q").
      doing business as Patricia Court and
      Karen Court and WMF Washington Mortgage
      Corp., dated as of August 28, 1998.

10.28 First Amendment to Master Credit Facility   Incorporated by reference to
      Agreement, dated as of December 11, 1998    the 12/31/98 10-K.
      among Home Properties of New York, Inc.,
      Home Properties of New York, L.P., Home
      Properties WMF I LLC and Home Properties of
      New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and
      Fannie Mae.

10.29 Second Amendment to Master Credit Facility  Incorporated by reference to
      Agreement, dated as of August 30, 1999      the 12/31/99 10-K.
      among Home Properties of New York, Inc.,
      Home Properties of New York, L.P., Home
      Properties WMF I LLC and Home Properties of
      New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and
      Fannie Mae

10.30 Amendments Nos. Ten through Seventeen to    Incorporated by reference to
      the Second Amended and Restated Limited     the 12/31/98 10-K.
      Partnership Agreement.

10.31 Amendments Nos. Eighteen through Twenty-    Incorporated by reference to
      Five to the Second Amended and Restated     the Home Properties of New
      Limited Partnership Agreement               York, Inc. Form 10-Q for the
                                                  quarter ended 9/30/99
                                                  (the "9/30/99 10-Q").

10.32 Credit Agreement, dated 8/23/99 between     Incorporated by reference to
      Home Properties of New YOrk, L.P., the      the 9/30/99 10-Q.
      Lenders, Party hereto and Manufacturers and Traders Trust Company as Administrative
      Agent

10.33 Amendment No. Twenty-Seven to the Second    Incorporated by reference to
      Amended and Restated Limited Partnership    the 12/29/99 S-3
      Agreement

10.34 Amendments Nos. Twenty-Six and Twenty-Eight Incorporated by reference to
      through Thirty to the Second Amended and    the 12/31/99 10-K.
      Restated Limited Partnership Agreement

10.35 Registration Rights Agreement between Home Incorporated by reference to Properties of New York, Inc. and GE Captial the 12/31/99 10-K.
      Equity Investment, Inc., dated 9/29/99

10.36 Amendment to Partnership Interest Purchase  Incorporated by reference to
      Agreement and Exchange Agreement            the 12/29/99 S-3.

10.37 2000 Stock Benefit Plan                     Incorporated by reference to
                                                  the 12/31/99 10-K.


10.38 Purchase Agreement between Home Properties Incorporated by reference to of New York, Inc., The Prudential Insurance 5/22/00 8-K.
      Company of America and Teachers Insurance
      And Annuity Association of America

10.39 Purchase Agreement between Home Properties  Incorporated by reference
      of New York, Inc. and The Equitable Life    to the 6/12/00 8-K.
      Assurance Society of the United States.

10.40 Purchase Agreement between Home Properties  Incorporated by reference to
      of New York, Inc. and the Pacific Life      the 6/3/00 8-K.
      Insurance Company and AEW Capital
      Management

10.41 Home Properties of New York, L.P. Amendment Incorporated by reference to
      Number One to Executive Retention Plan      the 3/31/00 10-Q.

10.42 Amendments No. Thirty-One and Thirty-Two to Incorporated by reference to
      the Second Amended and Restated Limited     the 3/31/00 10-Q.
      Partnership Agreement

10.43 Form of Purchase and Sale Agreement between Incorporated by reference to
      Blackhawk Apartments Limited Partnership    the 12/5/00 8-K/A.
      and Home Properties of New York, L.P.

10.44 Form of Purchase and Sale Agreement between Incorporated by reference to
      Home Properties of New York, L.P. and       the 12/5/00 8-K/A.
      Caesar Figoni

10.45 Form of Real Estate Purchase Agreement      Incorporated by reference
      between Smith Property Holdings Orleans,    to the 12/5/00 8-K/A.
      LLC and Home Properties of New York, L.P.

10.46 Purchase Agreement between Home Properties Incorporated by reference of New York, Inc., The Prudential Insurance to the 12/22/00 8-K. Company of America and Teachers Insurance and Annuity Association of America

10.47 Employment Agreement between Home           Filed herewith.
      Properties of New York, L.P., Home
      Properties of New York Inc. and Edward
      J. Pettinella, and Amendment No. One,
      thereto

10.48 Consulting Agreement between Home           Filed herewith.
      Properties of New York, L.P. and
      Amy L. Tait

10.49 Amendment No. Thirty Three to the Second    Filed herewith
      Amended and Restated Limited Partnership
      Agreement

10.50 Amendment No. Thirty Five to the Second     Filed herewith.
      Amended and Restated Limited Partnership
      Agreement

10.51 Amendment No. Forty Two to the Second       Filed herewith.
      Amended and Restated Limited Partnership
      Agreement

10.52 Amendments Nos. Thirty Four, Thirty Six     Filed herewith.
      through Forty One, Forty Three and Forty
      Four to the Second Amended and Restated
      Limited Partnership Agreement

10.53 Purchase and Sale Agreement among Home      Filed herewith
      Properties of New York, L.P., Conifer
      Realty Corporation and Conifer Realty LLC, and Amendments Nos. One and Two thereto.

11   Computation of Per Share Earnings Schedule   Filed herewith.

21   List of Subsidiaries of Home Properties of   Filed herewith.
     New York, Inc.

23   Consent of PricewaterhouseCoopers LLP        Filed herewith.

99   Additional Exhibits- Debt Summary Schedule   Filed herewith.