Form 10-Q
period 2001-03-31
HOME PROPERTIES OF NEW YORK INC
filed 2001-05-15
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              Class of Common Stock
                                 $.01 par value


                          Outstanding at April 30, 2001
                                   21,746,726

                        HOME PROPERTIES OF NEW YORK, INC.

                                TABLE OF CONTENTS
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets -
            March 31, 2001 (Unaudited) and December 31, 2000
          Consolidated Statements of Operations (Unaudited)
            Three months ended March 31, 2001 and 2000
          Consolidated Statements of Comprehensive Income (Unaudited)
            Three months ended March 31, 2001 and 2000
          Consolidated Statements of Cash Flows (Unaudited) -
            Three months ended March 31, 2001 and 2000
          Notes to Consolidated Financial Statements (Unaudited)
 Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K
         Signatures

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        HOME PROPERTIES OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2001               2000
                                                                                       ----               ----
                                                                                    (Unaudited)         (Note 1)
ASSETS
Real estate:
  Land                                                                                $248,363           $247,483
  Buildings, improvements and equipment                                              1,677,207          1,647,786
                                                                                     ---------        -----------
                                                                                     1,925,570          1,895,269
  Less:  accumulated depreciation                                                     (168,082)       (   153,324)
                                                                                    -----------       ------------
         Real estate, net                                                            1,757,488          1,741,945

Cash and cash equivalents                                                                3,794             10,449
Cash in escrows                                                                         38,195             36,676
Accounts receivable                                                                     10,867             11,510
Prepaid expenses                                                                        14,256             13,505
Investment in and advances to affiliates                                                45,473             45,048
Deferred charges                                                                         3,924              3,825
Other assets                                                                             8,552              8,930
                                                                                 --------------     --------------
         Total assets                                                               $1,882,549         $1,871,888
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                $844,324           $832,783
Line of credit                                                                          18,500                  -
Accounts payable                                                                        18,427             18,577
Accrued interest payable                                                                 5,067              5,236
Accrued expenses and other liabilities                                                   7,750              7,197
Security deposits                                                                       18,464             18,290
                                                                                 -------------       ------------
         Total liabilities                                                             912,532            882,083
                                                                                  ------------        -----------

Commitments and contingencies
Minority interest                                                                      324,053            371,544
                                                                                  ------------       ------------
8.36% Series B convertible cumulative preferred stock,
   liquidation preference of $25.00 per share; 2,000,000 shares
   issued and outstanding, net of issuance costs                                        48,733             48,733
                                                                                 -------------      -------------
Stockholders' equity:
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 2,816,667 shares issued and outstanding at March 31,
     2001 and December 31, 2000, respectively                                          149,000            149,000
   Common stock, $.01 par value; 80,000,000
     shares authorized; 21,726,505 and 21,565,681 shares issued and
     outstanding at March 31, 2001 and December 31, 2000, respectively                     217                216
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                     -                  -
   Additional paid-in capital                                                          529,638            483,453
   Accumulated other comprehensive income                                                 (776)                 -
   Distributions in excess of accumulated earnings                                     (72,033)           (53,517)
   Officer and director notes for stock purchases                                       (8,815)            (9,624)
                                                                                 ---------------    ---------------
         Total stockholders' equity                                                    597,231            569,528
                                                                                  ------------       ------------
         Total liabilities and stockholders' equity                                 $1,882,549         $1,871,888
                                                                                    ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2001              2000
                                                                                       ----              ----
Revenues:

  Rental income                                                                      $   83,759          $67,845
  Property other income                                                                   2,968            2,293
  Interest and dividend income                                                            1,178            1,627
  Other income                                                                              310              599
                                                                                    -----------    -------------

Total revenues                                                                           88,215           72,364
                                                                                    -----------    -------------

Expenses:

  Operating and maintenance                                                              41,103           30,955
  General and administrative                                                              4,464            3,122
  Interest                                                                               15,649           12,905
  Depreciation and amortization                                                          15,035           11,740
                                                                                    -----------    -------------

Total expenses                                                                           76,251           58,722
                                                                                    -----------    -------------

Income before minority interest                                                          11,964           13,642
Minority interest                                                                         3,132            5,160
                                                                                   ------------    --------------

Net income                                                                                8,832            8,482
Preferred dividends                                                                      (4,497)          (1,928)
                                                                                   -------------   --------------

Net income available to common shareholders                                        $      4,335          $ 6,554
                                                                                   ============    =============

Per share data:
  Net income
         - Basic                                                                           $.20            $ .33
                                                                                           ====            =====
         - Diluted                                                                         $.20            $ .33
                                                                                           ====            =====
  Weighted average number of shares outstanding
         - Basic                                                                     21,818,641       19,828,714
                                                                                     ==========       ==========
         - Diluted                                                                   21,882,267       19,945,995
                                                                                     ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                               2001           2000
                                                                                               ----           ----
Net income                                                                                    $8,832        $8,482
Other comprehensive income:
         Cumulative effect of accounting change (Note 7)                                        (583)            -
         Fair value of hedge instruments                                                        (193)            -
                                                                                              -------      -------
         Other comprehensive income                                                             (776)            -
                                                                                              -------      -------

Comprehensive income                                                                          $8,056        $8,482
                                                                                              ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                     2001           2000
                                                                                     ----           ----
Cash flows from operating activities:
  Net income                                                                     $   8,832      $   8,482
                                                                                 ---------      ---------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer Realty                              156            176
     Income allocated to minority interest                                           3,132          5,160
     Depreciation and amortization                                                  15,185         11,867
     Changes in assets and liabilities:
        Other assets                                                                   219         (1,464)
        Accounts payable and accrued liabilities                                      (368)         4,286
                                                                                  ---------     ---------
         Total adjustments                                                          18,324         20,025
                                                                                    ------       --------
         Net cash provided by operating activities                                  27,156         28,507
                                                                                    ------       --------
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed
    and UPREIT Units issued                                                         (3,312)      ( 35,960)
   Additions to properties                                                         (23,056)      ( 14,156)
   Advances to affiliates                                                           (5,008)      (  8,816)
   Payments on advances to affiliates                                                4,427          8,461
                                                                                 ---------      ---------
         Net cash used in investing activities                                     (26,949)      ( 50,471)
                                                                                  ---------      --------
Cash flows from financing activities:
   Proceeds from sale of common stock                                               20,986         12,059
   Purchase of treasury stock                                                      (18,189)             -
   Purchase of UPREIT Units                                                        (11,899)             -
   Proceeds from mortgage notes payable                                             28,236         30,000
   Payments on mortgage notes payable                                              (16,695)       ( 1,744)
   Proceeds from line of credit                                                     32,000         12,500
   Payments on line of credit                                                      (13,500)       ( 2,800)
   Payments of deferred loan costs                                                    (250)       (   330)
   Deposits to cash escrows                                                         (1,519)       ( 4,329)
   Dividends and distributions paid                                                (26,032)       (20,744)
                                                                                   --------      --------
         Net cash (used in) provided by financing activities                        (6,862)        24,612
                                                                                  ---------      --------
Net (decrease) increase in cash                                                     (6,655)         2,648
Cash and cash equivalents:
   Beginning of period                                                              10,449          4,742
                                                                                    ------       --------
   End of period                                                                    $3,794        $ 7,390
                                                                                    ======        =======
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions                    $        -        $83,044
Issuance of UPREIT Units associated with property and other acquisitions
                                                                                     2,393         38,722
Notes issued in exchange for officer and director stock purchases                    1,965              -
Exchange of UPREIT Units/partnership interest for common shares                        464              -
Increase in real estate  associated  with the  purchase of minority  interest
   UPREIT Units                                                                      1,666              -
Fair value of hedge instruments                                                        776              -
Transfer of notes receivable due from affiliates in exchange for
   additional equity in affiliates                                                  23,699              -

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       Unaudited Interim Financial Statements

         The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.       Organization and Basis of Presentation

         Organization
         The Company is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of March 31, 2001, the Company operated 315 apartment communities with 50,998 apartments. Of this total, the Company owned 148 communities, consisting of 39,217 apartments, managed as general partner 8,397 apartments and fee managed 3,384 apartments for affiliates and third parties. The Company also fee manages one million square feet of office and retail properties.

         Basis of Presentation
         The accompanying consolidated financial statements include the accounts of the Company and its 58.4% (56.6% at March 31, 2000) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units outstanding. The remaining 41.6% (43.4% at March 31, 2000) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary ("QRS") of Home Properties of New York, Inc. Investments in entities where the Company has the ability to exercise significant influence over but does not have financial and operating control are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

         The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2000 is as follows:

                                                                                            Three Months
                                                                                        2001            2000
                                                                                        ----            ----
          Basic weighted average number of shares outstanding                          21,818,641      19,828,714
          Effect of dilutive stock options                                                 63,626         117,281
                                                                                       ----------      ----------
          Diluted weighted average number of shares outstanding                        21,882,267      19,945,995
                                                                                       ==========      ==========

         Unexercised stock options and warrants to purchase 1,249,460 and 587,100 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the company's stock during the three month period ended March 31, 2001 and 2000, respectively. In addition, for the three month period ended March 31, 2001 and 2000 (as applicable), the 4,816,667 shares of the Series A, B, C, D, and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as converted basis have an antidilutive effect and are not included in the computation of diluted EPS.

4.       Other Income

         Other income (loss) for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                                 Three Months
                                             2001            2000
                                             ----            ----

          Management fees                    $475            $439
          Development fees                      -             311
          Other                                (9)             25
          Management Companies               (156)           (176)
                                             -----           -----
                                             $310            $599
                                             ====            ====

         Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Home Properties Resident Services, Inc. (formerly Conifer Realty Corp.) (the "Management Companies"). Both are Maryland corporations and, effective January 1, 2001, have elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. Effective March 1, 2001, the Company recapitalized Home Properties Resident Services, Inc. by contributing $23.7 million of loans due from affiliated partnerships to equity. Simultaneous with the recapitalization, the Company increased its effective economic interest from 95% to 99% diluting the economic interest held by certain of the Company's inside directors. The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% and 99% of the economic interest in Home Properties Management, Inc. and Home Properties Resident Services, respectively. The Company's share of income from the Management Companies for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                                    Three Months
                                               2001            2000
                                               ----            ----
          Management fees                      $824            $868
          Development fees                        -           1,362
          Interest income                       278               -
          Miscellaneous                           1               9
          General and administrative           (657)         (1,855)
          Interest expense                     (457)           (428)
          Other expense                        (154)           (141)
                                              -----           -----
          Net loss                            ($165)          ($185)
                                              -----           -----
          Company's share                     ($156)          ($176)
                                              =====           =====
5.       Segment Reporting

         The Company is engaged in the ownership and management of market rate apartment communities which are segregated as Core and Non-core properties.

         Non-segment revenue to reconcile total revenue consists of unconsolidated management and development fees and interest income. Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, investments in and advances to affiliates, deferred charges and other assets.

         Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the Core Properties represent communities owned as of January 1, 2000. Non-core properties consist of apartment communities acquired during 2000 and 2001, such that full year comparable operating results are not available.

         The accounting policies of the segments are the same as those described in Note 1 of the Company's Form 10-K.

         The Company assesses and measures segment operating results based on a performance measure referred to as Funds from Operations ("FFO"). FFO is defined as net income (loss), before gains (losses) from the sale of property, extraordinary items, plus real estate depreciation including adjustments for unconsolidated partnerships and joint ventures. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

         The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the three month period ended March 31, 2001, and 2000.

                                                                                         2001             2000
                                                                                         ----             ----
        Revenues
         Apartments owned
           Core properties                                                              $73,587        $68,801
           Non-core properties                                                           13,140          1,337
         Reconciling items                                                                1,488          2,226
                                                                                      ---------      ---------
         Total Revenue                                                                  $88,215        $72,364
                                                                                        =======        =======
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                                               38,524         38,349
           Non-core properties                                                            7,100            834
         Reconciling items                                                                1,488          2,226
                                                                                      ---------      ---------
         Segment contribution to  FFO                                                    47,112         41,409
         General & administrative expenses                                               (4,464)        (3,122)
         Interest expense                                                               (15,649)       (12,905)
         Depreciation of unconsolidated affiliates                                          104            143
         Non-real estate depreciation/amortization                                         (150)          (118)
                                                                                       ---------      ---------
         Funds from Operations                                                           26,953         25,407
         Depreciation - apartments owned                                                (14,885)       (11,622)
         Depreciation of unconsolidated affiliates                                         (104)          (143)
         Minority interest in earnings                                                   (3,132)        (5,160)
                                                                                        --------       --------
         Net income                                                                      $8,832         $8,482
                                                                                         ======         ======

         Assets - As of March 31, 2001 and December 31, 2000
         Apartments owned  - Core                                                    $1,415,888    $   911,943
                           - Non-core                                                   341,600        830,002
         Reconciling items                                                              125,061        129,943
                                                                                     ----------     ----------
         Total Assets                                                                $1,882,549     $1,871,888
                                                                                     ==========     ==========

6.       Pro Forma Condensed Financial Information (Unaudited)

         The following unaudited proforma information was prepared as if the 2001 transaction related to the acquisition of Woodholme Manor, the 2000 transactions related to the acquisitions of 22 apartment communities in twelve separate transactions, and the $115 million Series B, C, D and E Preferred stock offerings had occurred on January 1, 2000. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 2000, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the three months ended March 31, 2001 and 2000, consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2000 to the acquisition date.

                                                        For the three months ended March 31,
                                                             2001                 2000
                                                             ----                 ----
         Total revenues                                    $88,486              $84,778
         Net income                                          8,877                9,892
         Net income available to common shareholders         4,380                5,395

         Per common share data:
         Net income available to common shareholders
             Basic                                           $0.20                $0.27
             Diluted                                         $0.20                $0.27

         Weighted average numbers of shares outstanding:
             Basic                                      21,818,641           19,828,714
             Diluted                                    21,882,267           19,945,995

7.       Derivative Financial Instruments

         The Company has entered into interest rate swaps to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate protection was purchased to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from either the institution that holds the debt or from institutions with a minimum A- credit rating.

         All derivatives, which have historically been limited to interest rates swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability. To the extent effective, subsequent changes in the fair value of a derivative designated as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness will be reported in interest expense in the consolidated statement of operations.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

         The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt with terms as follows:

         Original
      Notional Amount          Fixed Interest Rate      Variable Interest Rate         Maturity Date
      ---------------          -------------------      ----------------------         -------------
       $12,000,000                    7.66%                  LIBOR + 1.25%             August 1, 2002
        $3,000,000                    8.22%                  LIBOR + 1.40%             June 25, 2007
        $4,625,000                    8.40%                  LIBOR + 1.40%             June 25, 2007

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. At that time, the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of FAS 133. The aggregate fair value of the derivatives on January 1, 2001 was $583 and was recorded as a liability on the consolidated balance sheet with an offset to other comprehensive income representing the cumulative effect of the transition adjustment pursuant to the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes.

         As of March 31, 2001, the aggregate fair value of the Company's interest rate swaps was $776, and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the three months ending March 31, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

                        HOME PROPERTIES OF NEW YORK, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This discussion contains forward-looking statements. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and continued access to capital to fund growth.

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

As of March 31, 2001, the Company had an unsecured line of credit from M & T Bank of $100 million with $18.5 million outstanding. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on September 1, 2002.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of March 31, 2001, the Company owned twenty-nine properties with 4,550 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. The available balance on the shelf at March 31, 2001 is $227.4 million.

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

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 2000, 3,583 apartment units in eight separate transactions were acquired for a total cost of $203 million using UPREIT Units valued at approximately $59 million, with the balance paid in cash or assumed debt. During the first three months of 2001, 176 apartment units in one transaction was acquired for a total cost of $5.8 million using UPREIT Units valued at approximately $2.5 million, with the balance paid in cash.

During 2000, over $57 million of common stock was issued under the Company's DRIP. An additional $15.7 million has been raised through the DRIP program during the first three months of 2001.

The Company has been exploring alternatives to reduce the level of participation in the DRIP due to the fact that the stock has recently been trading consistently below the Company's estimate of net asset value. As a result, effective April 1, 2001, the Company reduced the discount from 3% to 2% on both optional cash purchases and dividends reinvested under the DRIP. In addition, the amount that can be invested through optional cash purchases, without prior permission from the Company, has been reduced from $5,000 to $1,000 per month. The initial results have been favorable as the level of optional cash purchases during April, 2001 was reduced from an average of about $4 million per month to approximately $400.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1999, the Company repurchased 125,300 shares at a cost of $3.0 million, with remaining authorization to buy back up to 795,100 shares of common stock. On October 24, 2000, the Board approved a 1,000,000 share increase in management's authorization to buy back outstanding common stock. During 2000, the Company repurchased 468,600 shares at a cost of $12.7 million, with remaining authorization to buy back up to 1,326,500 shares of common stock. During the first quarter of 2001, the Company repurchased 666,200 shares and 436,675 OP Units at a cost of $18.2 million and $11.9 million, respectively. On May 1, 2001, the Board approved a 1,000,000-share increase in management's authorization to buy back the Company's outstanding common stock. Including the new repurchase allotment, the Company currently has a total authorization to buy back up to 1,219,000 shares.

As of March 31, 2001, the weighted average rate of interest on mortgage debt is 7.4% and the weighted average maturity is approximately 10 years. Approximately 97% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Mortgage Notes Payable

The Company's mortgage notes payable and line of credit outstanding at March 31, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                                                             December 31,
                                                                      March 31, 2001             2000
                                                                      --------------        ------------
Fixed rate mortgage notes payable                                          $835,029             $823,488
Variable rate mortgage notes payable                                          9,295                9,295
                                                                         ----------           ----------
Total mortgage notes payable                                                844,324              832,783
Variable rate line of credit facility                                        18,500                    -
                                                                         ----------           ----------
Total mortgage notes payable and line of credit facility                   $862,824             $832,783
                                                                           ========             ========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from November, 2001 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 6.46% and 6.54% at March 31, 2001 and December 31, 2000, respectively. The weighted average interest rate of the Company's fixed rate notes was 7.38% and 7.41% at March 31, 2001 and December 31, 2000, respectively.

Results of Operations

Comparison of three months ended March 31, 2001 to the same period in 2000

The Company had 125 apartment communities with 33,657 units which were owned during the three month periods being presented (the "Core Properties"). The Company has acquired an additional 23 apartment communities with 5,560 units during 2000 and 2001 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the three months ended March 31, 2001.

A summary of the Core Properties net operating income is as follows:

                                                      Three Months
                                                 2001              2000           % Chg
                                                 ----              ----           -----
        Rent                                  $70,989,000       $66,542,000         6.7%
        Property other income                   2,598,000         2,259,000        15.0%
                                                ---------         ---------        -----
        Total income                           73,587,000        68,801,000         7.0%
        Operating and Maintenance             (35,063,000)      (30,452,000)      (15.1%)
                                              ------------      ------------      -------
        Net operating income                  $38,524,000       $38,349,000         0.5%
                                              ===========       ===========         ====

Of the $15,914,000 increase in rental income, $11,467,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 6.2% in weighted average rental rates, plus an increase in occupancy from 93.8% to 94.3%.

Of the $675,000 increase in property other income, $336,000 is attributable to the Acquired Communities, with $339,000 representing a 15.0% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable rental activity, application fees, late charges and interest income on escrow deposits.

Interest and dividend income decreased $449,000, due to decreased levels of financing to affiliates.

Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, decreased by $289,000 due primarily to a decreased level of development activity. The decreased development fees is attributable to the sale of the affordable housing development operations on December 31, 2000. As referenced in
Note 4, one of the Management Companies was recapitalized with a contribution of $23.7 million of loans to affiliated partnerships by the Company. This will effectively shift a significant amount of interest income to the Other income category, as the Company will record its share of interest income through its equity earnings of affiliates.

Of the $10,148,000 increase in operating and maintenance expenses, $5,537,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 15.1% increase over 2000. The major areas of increase in the Core Properties occurred in natural gas utility expenses, personnel expense, property insurance and snow removal costs.

Natural gas costs for the Core Properties were up 62% for the quarter, due to extraordinary increases in natural gas prices as well as lower temperatures in 2001 compared to above-average temperatures in 2000. The Company is currently taking advantage of lower natural gas prices, in the range of $5.00 to $5.50 per decatherm, to negotiate fixed price contracts. As of May 1, 2001, the Company has fixed price contracts covering 67% of its natural gas exposures, with a plan to reach 90% coverage by the end of June. Risk is being further diversified by staggering contract term expirations, with one-half lasting twelve months expiring after the 2002 heating season, and the balance extending beyond the first quarter of 2003.

General and administrative expense increased in 2001 by $1,342,000, or 43%. General and administrative expenses as a percentage of total revenues were 5.1% for 2001 as compared to 4.2% for 2000. The increase can be attributed to fixed overhead costs included in this line item, which had, historically, been allocated to the Company's affordable housing development business, which was sold in 2000 and reported in Other income.

Funds From Operations

Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") clarified the White Paper definition of FFO as income (loss) before gains (losses) from the sale of property and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Cash provided by operating activities was $27,156,000 and $28,507,000 for the three-month period ended March 31, 2001 and 2000, respectively. Cash used in investing activities was $26,949,000 and $50,471,000 for the three-month period ended March 31, 2001 and 2000, respectively. Cash used in and provided by financing activities was $6,862,000 and $24,612,000 for the three-month period ended March 31, 2001 and 2000, respectively. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the previous six quarters are presented below (in thousands):

                                      March 31     Dec. 31    Sept. 30     June 30    March 31      Dec. 31
                                          2001        2000        2000        2000        2000         1999
                                     ---------     -------    --------     -------    --------      -------
Net income available to
  common shareholders                  $4,335      $6,610       $8,555      $7,559      $6,554      $7,931
Preferred dividends                     4,497       3,926        3,790       2,534       1,928       1,141
Minority interest                       3,132       6,495        7,658       6,401       5,160       6,524
Depreciation from real
  property                             14,885      14,509       13,049      12,734      11,622      11,717
Depreciation from real
  property from
  unconsolidated entities                 104          43           99          98         143          90
(Gain) Loss from sale of
  property                                  -         969          (45)        462           -           -
                                      -------     -------      -------     -------     -------     -------
FFO                                   $26,953     $32,552      $33,106     $29,788     $25,407     $27,403
                                      =======     =======      =======     =======     =======     =======
Weighted average common
    shares/units outstanding:
         - Basic                      37,581.0    37,261.3     36,820.1    35,846.3    34,123.2    35,116.1
                                      ========    ========     ========    ========    ========    ========
         - Diluted                    39,311.4    43,625.1     43,162.4    40,249.9    37,586.7    36,904.1
                                      ========    ========     ========    ========    ========    ========

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

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

Declaration of Dividend

On May 1, 2001, the Board of Directors approved a dividend of $.57 per share for the period from January 1, 2001 to March 31, 2001. This is the equivalent of an annual distribution of $2.28 per share. The dividend is payable May 24, 2001 to shareholders of record on May 14, 2001.

                        HOME PROPERTIES OF NEW YORK, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At March 31, 2001 and December 31, 2000, approximately 97% and 99%, respectively, of the Company's debt bore interest at fixed rates with a weighted average maturity of approximately 10 and 11 years, respectively, and a weighted average interest rate of approximately 7.38% and 7.41%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 5 years and 6 years, respectively, and a weighted average interest rate of 6.46% and 6.54%, respectively, at March 31, 2001 and December 31, 2000. The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At March 31, 2001 and December 31, 2000, the interest rate risk on $16 million of such variable rate debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the even of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $16 million in variable rate mortgages to fixed rates of 7.66%, 8.40% and 8.22%.

At March 31, 2001 and December 31, 2000, the fair value of the Company's fixed rate debt, including the $16 million which was swapped to a fixed rate, amounted to a liability of $857 million and $859 million compared to its carrying amount of $844 million and $833 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at March 31, 2001 would have changed the fair value of the Company's fixed rate debt to a liability of $914 million.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2001, the Company had no other material exposure to market risk.

                           PART II - OTHER INFORMATION

                        HOME PROPERTIES OF NEW YORK, INC.


Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:

         - Form 8-K was filed on January 10, 2001, date of report December 27, 2000, with respect to Items 2 and 7 disclosures regarding the Registrant's acquisition of Cypress Place in Chicago, Illinois.

         - Form 8-K/A was filed on January 16, 2001, date of report June 30, 2000, with respect to Items 2, 5 and 7 disclosures for the Registrant's acquisitions of Old Friends, Elmwood Terrace and Orleans Village Communities.

         - Form 8-K was filed on January 24, 2001, date of report January 24, 2001, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing it's earnings outlook reflecting higher heating costs.

         - Form 8-K was filed on February 15, 2001, date of report February 13, 2001, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing its results for the fourth quarter of 2000 and the fourth quarter 2000 investor conference call.

         - Form 8-K/A was filed on March 15, 2001, date of report December 27, 2000 with respect to Items 2, 5 and 7 disclosures regarding the financial statements in connection with the Registrant's Cypress Place acquisition.

         - Form 8-K was filed on April 27, 2001, date of report April 27, 2001, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing its results for the first quarter of 2001 and its first quarter 2001 investor conference call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     HOME PROPERTIES OF NEW YORK, INC.
                     ---------------------------------
                     (Registrant)

                     Date:             May 15, 2001
                     ----------------------------------

                     By: /s/ David P. Gardner
                     ----------------------------------
                     David P. Gardner
                     Senior Vice President and
                     Chief Financial Officer


                     Date:             May 15, 2001
                     ----------------------------------

                     By: /s/ David P. Gardner
                     ----------------------------------
                     David P. Gardner
                     Senior Vice President and
                     Chief Financial Officer