Form 10-Q
period 2001-06-30
HOME PROPERTIES OF NEW YORK INC
filed 2001-08-10
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

                  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2001

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

YES    X       NO ____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Class of Common Stock               Outstanding at July 21, 2001
     $.01 par value                              21,875,279

                        HOME PROPERTIES OF NEW YORK, INC.
                                TABLE OF CONTENTS

                                                                         PAGE

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets -
                     June 30, 2001 (Unaudited) and December 31, 2000

                 Consolidated Statements of Operations (Unaudited) -
                     Six months ended June 30, 2001 and 2000

                 Consolidated Statements of Operations (Unaudited) -
                     Three months ended June 30, 2001 and 2000

                 Consolidated Statements of Comprehensive Income
                    (Unaudited) -
                    Six months ended June 30, 2001 and 2000

                 Consolidated Statements of Comprehensive Income
                    (Unaudited) -
                    Three months ended June 30, 2001 and 2000

                 Consolidated Statements of Cash Flows (Unaudited) -
                     Six months ended June 30, 2001 and 2000

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

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 Signatures

PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        HOME PROPERTIES OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 2001                   2000
                                                                                 ----                   ----
                                                                                 (Unaudited)            (Note 1)
ASSETS
Real estate:
  Land                                                                              $  265,755             $  247,483
  Buildings, improvements and equipment                                              1,741,654              1,647,786
                                                                                    ----------             ----------
                                                                                     2,007,409              1,895,269
  Less:  accumulated depreciation                                                    ( 173,513)             ( 153,324)
                                                                                     ----------             ----------
         Real estate, net                                                            1,833,896              1,741,945

Cash and cash equivalents                                                                4,317                 10,449
Cash in escrows                                                                         50,376                 36,676
Accounts receivable                                                                      6,421                 11,510
Prepaid expenses                                                                         8,681                 13,505
Investment in and advances to affiliates                                                43,345                 45,048
Deferred charges                                                                         4,002                  3,825
Other assets                                                                             9,472                  8,930
                                                                                     ---------              ---------
         Total assets                                                               $1,960,510             $1,871,888
                                                                                    ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                               $ 883,858            $   832,783
Line of credit                                                                          32,000                      -
Accounts payable                                                                        14,912                 18,577
Accrued interest payable                                                                 5,396                  5,236
Accrued expenses and other liabilities                                                   8,143                  7,197
Security deposits                                                                       19,557                 18,290
                                                                                     ---------              ---------
         Total liabilities                                                             963,866                882,083
                                                                                     ---------              ---------

Commitments and contingencies
Minority interest                                                                      341,033                371,544
                                                                                     ---------              ---------
8.36% Series B convertible cumulative preferred stock, liquidation preference of $25.00 per share; 2,000,00 shares issued and outstanding, net of issuance
costs                                                                                   48,733                 48,733
                                                                                     ---------              ---------

Stockholders' equity:
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 2,816,667 shares issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively                                                   149,000                149,000
 Common stock, $.01 par value; 80,000,000 shares authorized; 21,858,278 and
   21,565,681 shares issued and outstanding at March 31, 2001
   and December 31, 2000, respectively                                                     219                    216
 Excess stock, $.01 par value; 10,000,000 shares
   authorized; no shares issued                                                              -                      -
 Additional paid-in capital                                                            543,868                483,453
 Accumulated other comprehensive income (loss)                                            (387)                     -
   Distributions in excess of accumulated earnings                                     (77,059)               (53,517)
   Officer and director notes for stock purchases                                       (8,763)                (9,624)
                                                                                     ----------             ----------
         Total stockholders' equity                                                    606,878                569,528
                                                                                     ---------              ---------
         Total liabilities and stockholders' equity                                 $1,960,510             $1,871,888
                                                                                    ==========             ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         2001             2000
                                                                                         ----             ----
Revenues:
  Rental income                                                                       $ 169,147         $141,736
  Property other income                                                                   6,276            5,081
  Interest and dividend income                                                            2,017            3,635
  Other income                                                                              926               76
                                                                                       --------        ---------

Total revenues                                                                          178,366          150,528
                                                                                       --------        ---------
Expenses:
  Operating and maintenance                                                              75,906           61,613
  General and administrative                                                              8,938            6,320
  Interest                                                                               31,763           27,390
  Depreciation and amortization                                                          31,210           24,607
                                                                                       --------        ---------

Total expenses                                                                          147,817          119,930
                                                                                       --------        ---------
Income before gain (loss) on disposition of property and minority interest               30,549           30,598
Gain (loss) on disposition of property                                                   13,648             (462)
                                                                                       --------        ---------
Income before minority interest                                                          44,197           30,136
Minority interest                                                                        14,747           11,561
                                                                                       --------        ---------
Net income                                                                               29,450           18,575
Preferred dividends                                                                      (8,994)          (4,462)
                                                                                       ---------       ---------

Net income available to common shareholders                                           $  20,456         $ 14,113
                                                                                      =========         ========

Per share data:
  Net income
         - Basic                                                                           $.94            $ .70
                                                                                           ====            =====
         - Diluted                                                                         $.94            $ .70
                                                                                           ====            =====
  Weighted average number of shares outstanding
         - Basic                                                                     21,796,234       20,117,984
                                                                                     ==========       ==========
         - Diluted                                                                   21,868,273       20,247,104
                                                                                     ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         2001              2000
                                                                                         ----              ----
Revenues:
  Rental income                                                                        $ 85,388         $ 73,891
  Property other income                                                                   3,309            2,788
  Interest and dividend income                                                              839            2,008
  Other income                                                                              616             (523)
                                                                                       --------         --------

Total revenues                                                                           90,152           78,164
                                                                                       --------         --------

Expenses:

  Operating and maintenance                                                              34,804           30,658
  General and administrative                                                              4,474            3,198
  Interest                                                                               16,114           14,485
  Depreciation and amortization                                                          16,175           12,867
                                                                                       --------         --------

Total expenses                                                                           71,567           61,208
                                                                                       --------         --------

Income before gain (loss) on disposition of property and minority interest               18,585           16,956
Gain (loss) on disposition of property                                                   13,648             (462)
                                                                                       --------         --------
Income before minority interest                                                          32,233           16,494
Minority interest                                                                        11,615            6,401
                                                                                       --------         --------
Net income                                                                               20,618           10,093
Preferred dividends                                                                      (4,497)          (2,534)
                                                                                       --------         --------

Net income available to common shareholders                                            $ 16,121         $  7,559
                                                                                       ========         ========

Per share data:
  Net income
         - Basic                                                                           $.74            $ .37
                                                                                           ====            =====
         - Diluted                                                                         $.71            $ .37
                                                                                           ====            =====
  Weighted average number of shares outstanding
         - Basic                                                                     21,774,074       20,407,253
                                                                                     ==========       ==========
         - Diluted                                                                   28,979,900       20,558,159
                                                                                     ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)


                                                                                              2001          2000
                                                                                              ----          ----
Net income                                                                                   $29,450       $18,575
Other comprehensive income:
         Cumulative effect of accounting change (Note 8)                                     (   339)            -
         Change in fair value of hedge instruments                                           (    48)            -
                                                                                             --------     --------
         Other comprehensive income, net of minority interest                                (   387)            -
                                                                                             --------     --------

Comprehensive income                                                                         $29,063       $18,575
                                                                                             =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                              2001          2000
                                                                                              ----          ----
Net income                                                                                   $20,618       $10,093
Other comprehensive income:
     Change in fair value of hedge instruments                                                    64             -
                                                                                             -------       -------
     Other comprehensive income, net of minority interest                                         64             -
                                                                                             -------       -------

Comprehensive income                                                                         $20,682       $10,093
                                                                                             =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                                                        2001          2000
                                                                                        ----          ----
Cash flows from operating activities:
 Net income                                                                           $29,450       $18,575
                                                                                      -------       -------
 Adjustments to reconcile net income to net
 Cash provided by operating activities:
 Equity in income of HP Management and Conifer Realty                                      48         1,070
     Income allocated to minority interest                                             14,747        11,561
     Depreciation and amortization                                                     31,518        24,877
     (Gain) loss on property dispositions                                             (13,648)          462
     Changes in assets and liabilities:
        Other assets                                                                    9,269         1,520
        Accounts payable and accrued liabilities                                       (1,958)        2,874
                                                                                     ---------     --------
         Total adjustments                                                             39,976        42,364
                                                                                       ------      --------
         Net cash provided by operating activities                                     69,426        60,939
                                                                                       ------      --------
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes
    assumed and UPREIT Units issued                                                   (41,911)      (40,014)
   Additions to properties                                                            (54,667)      (33,108)
   Advances to affiliates                                                              (7,120)      (17,064)
   Payments on advances to affiliates                                                   8,775        13,527
   Proceeds from property dispositions                                                 38,195         4,844
                                                                                      -------       -------
         Net cash used in investing activities                                        (56,728)      (71,815)
                                                                                      --------      -------
Cash flows from financing activities:
   Proceeds from sale of preferred stock                                                    -        82,751
   Proceeds from sale of common stock                                                  26,725        25,858
   Purchase of treasury stock                                                         (20,621)            -
   Purchase of UPREIT Units                                                           (11,899)            -
   Proceeds from mortgage notes payable                                                65,636        45,400
   Payments on mortgage notes payable                                                 (44,811)      ( 4,055)
   Proceeds from line of credit                                                        32,000        23,500
   Payments on line of credit                                                               -       (74,300)
   Payments of deferred loan costs                                                       (486)       (  796)
   Additions to and payments received from cash
     escrows, net                                                                     (13,700)      ( 6,447)
   Dividends and distributions paid                                                   (51,674)      (40,751)
                                                                                      --------      -------
         Net cash (used in) provided by financing activities                          (18,830)       51,160
                                                                                      --------      -------
Net (decrease) increase in cash                                                        (6,132)       40,284
Cash and cash equivalents:
   Beginning of period                                                                 10,449         4,742
                                                                                       ------       -------
   End of period                                                                      $ 4,317       $45,026
                                                                                      =======       =======
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions                          $30,250       $83,044
Issuance of UPREIT Units associated with property and other acquisitions               19,112        38,722
Notes issued in exchange for officer and director stock purchases                       1,965             -
Exchange of UPREIT Units/partnership interest for common shares                           816             -
Increase in real estate associated with the purchase of minority interest
   UPREIT Units                                                                         1,666             -
Fair value of hedge instruments                                                           666             -
Transfer of notes receivable due from affiliates in exchange for
   additional equity in affiliates                                                     23,699             -

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

         Summary of Significant Accounting Policies -- Real Estate

         Management assesses for impairment on long-lived assets used in operations when there is an event or change in circumstances that indicates an impairment in value of an asset. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.

         New Accounting Pronouncements

         On June 29, 2001, the Financial Acconting Standards Board issued Statement of Financial Accounting Standards No. 141 (FAS 141),
         Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The Company does not anticipate that these standards will have a material adverse effect on the Company's liquidity, financial position or results of operations. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective for the Company for the year ending December 31, 2002.

2.       Organization and Basis of Presentation

         Organization
         The Company is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of June 30, 2001, the Company operated 312 apartment communities with 51,059 apartments. Of this total, the Company owned 147 communities, consisting of 39,440 apartments, managed as general partner 8,354 apartments and fee managed 3,265 apartments for affiliates and third parties. The Company also fee manages one million square feet of office and retail properties.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its 57.7% (57.0% at June 30, 2000) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units ("UPREIT Units") outstanding. The remaining 42.3% (43.0% at June 30,
         2000) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary ("QRS") of the Company.

         Investments in entities where the Company has the ability to exercise significant influence over but does not have financial and operating control are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

         The Company accounts for its investment as managing general partner ("GP") in unconsolidated limited partnerships ("LP") using the equity method of accounting. As managing GP of the LP, the Company has the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements, participation in policy-making processes, and the employment of its management personnel. However, the Company does not have a controlling interest in the respective LPs. The limited partners have significant rights, such as the right to replace the general partner (for cause) and the right to approve the sale or refinancing of the assets of the respective partnership in accordance with the partnership agreement.

3.       Earnings Per Common Share

         Basic earnings per share ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options and the conversion of any cumulative convertible preferred stock. The exchange of an UPREIT Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

         The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the six and three months ended June 30, 2001 and 2000 is as follows:

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Six Months                         Three Months
                                                              ----------                         ------------
                                                              2001             2000              2001             2000
                                                              ----             ----              ----             ----
          Basic weighted average number of shares
          outstanding                                         21,796,234       20,117,984        21,774,074       20,407,253
          Effect of dilutive stock options                        72,039          129,120            93,445          150,906
          Effect of convertible cumulative
          preferred stock                                             -                 -         7,112,381                -
                                                              ---------        ----------        ----------       ----------
          Diluted weighted average number of
          shares outstanding                                  21,868,273       20,247,104        28,979,900       20,558,159
                                                              ==========       ==========        ==========       ==========

         Unexercised stock options and warrants to purchase 1,173,960 and 21,600 shares of the Company's common stock were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the Company's stock during the six and three months periods ended June 30, 2001 and 2000, respectively. In addition, for the six month period ended June 30, 2001 and 2000 (as applicable) and the three month period ended June 30, 2000, the 4,816,667 shares of the Series A, B, C, D, and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as converted basis have an antidilutive effect and are not included in the computation of diluted EPS.

4.       Other Income

         Other income (loss) for the six and three months ended June 30, 2001 and 2000 is summarized as follows:

                                                                  Six Months                    Three Months
                                                                  ----------                    ------------
                                                               2001           2000           2001           2000
                                                               ----           ----           ----           ----
          Management fees                                       983            $866          $508          $427
          Development fees                                        -             240             -           (71)
          Other                                                  (9)             41             -            16
          Management Companies                                  (48)         (1,071)          108          (895)
                                                                ----         -------         ----        -------
                                                               $926             $76          $616         ($523)
                                                               ====             ===          ====         ======

         Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Home Properties Resident Services, Inc. (formerly Conifer Realty Corp.) (together the "Management Companies"). Both are Maryland corporations and, effective January 1, 2001, have elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. Effective March 1, 2001, the Company recapitalized Home Properties Resident Services, Inc. by contributing $23.7 million of loans due from affiliated partnerships to equity. Simultaneous with the recapitalization, the Company increased its effective economic interest from 95% to 99% diluting the economic interest held by certain of the Company's inside directors. The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% and 99% of the economic interest in Home Properties Management, Inc. and Home Properties Resident Services, respectively. The Company's share of income from the Management Companies for the six and three months ended

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

June 30, 2001 and 2000 is summarized as follows:

                                                                      Six Months                  Three Months
                                                                      ----------                  ------------
                                                                   2001          2000          2001           2000
                                                                   ----          ----          ----           ----
          Management fees                                        $1,692        $1,686          $868           $818
          Development fees                                            -         2,109             -            747
          Interest income                                           758             -           480              -
          Miscellaneous                                              13            43            12             34
          General and administrative                             (1,396)       (3,760)         (739)        (1,905)
          Interest expense                                         (839)         (916)         (382)          (488)
          Other expense                                            (284)         (289)         (130)          (148)
                                                                   -----    ----------         -----          -----
          Net (loss) income                                        ($56)      ($1,127)         $109          ($942)
                                                                   -----      --------         ----          ------
          Company's share                                          ($48)      ($1,071)         $108          ($895)
                                                                   =====      ========         ====          ======

5.       Segment Reporting

         The Company is engaged in the ownership and management of market rate apartment communities. Each apartment community is considered a separate operating segment. Each segment on a stand alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments. The operating segments are aggregated and segregated as Core and Non-core properties.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the six and three month periods ended June 30, 2001, and 2000.

                                                                  Six Months                      Three Months
                                                                  ----------                      ------------
                                                               2001           2000             2001             2000
                                                               ----           ----             ----             ----
         Revenues
         Apartments owned
           Core properties                                   $145,037       $135,803          $73,229          $68,741
           Non-core properties                                 30,386         11,014           15,468            7,938
         Reconciling items                                      2,943          3,711            1,455            1,485
                                                             --------       --------          -------          -------
         Total Revenue                                       $178,366       $150,528          $90,152          $78,164
                                                             ========       ========          =======          =======
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                    $82,046        $78,322          $44,125          $40,832
           Non-core properties                                 17,471          6,882            9,768            5,189
         Reconciling items                                      2,943          3,711            1,455            1,485
                                                             --------        -------          -------          -------
         Segment contribution to  FFO                         102,460         88,915           55,348           47,506
         General & administrative expenses                     (8,938)        (6,320)          (4,474)          (3,198)
         Interest expense                                     (31,763)       (27,390)         (16,114)         (14,485)
         Depreciation of unconsolidated affiliates                203            241               99               98
         Non-real estate depreciation/amortization               (311)          (251)            (161)            (133)
                                                             ---------       -------          -------          -------
         Funds from Operations                                 61,651         55,195           34,698           29,788
         Depreciation - apartments owned                      (30,899)       (24,356)         (16,014)         (12,734)
         Depreciation of unconsolidated affiliates               (203)          (241)            ( 99)            ( 98)
         Gain (loss) on disposition of properties              13,648           (462)          13,648             (462)
         Minority interest in earnings                        (14,747)       (11,561)         (11,615)          (6,401)
                                                              -------        -------          -------         --------
         Net income                                           $29,450        $18,575          $20,618          $10,093
                                                              =======        =======          =======       ==========

         Assets - As of June 30, 2001 and December 31, 2000
         Apartments owned  - Core                                                          $1,401,152       $  911,943
                                    - Non-core                                                432,744          830,002
         Reconciling items                                                                    126,614          129,943
                                                                                           ----------       ----------
         Total assets                                                                      $1,960,510       $1,871,888
                                                                                           ==========       ==========

6.       Pro Forma Condensed Financial Information (Unaudited)

         The Company acquired four apartment communities with 1,356 units in four unrelated transactions during the six month period ended June 30, 2001. The total purchase price (including closing costs) of $91 million equates to approximately $67,000 per unit. Consideration for the communities

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         included $30 million of assumed debt, $19 million of UPREIT Units, and $42 million of cash.

         The following unaudited proforma information was prepared as if the 2001 transactions related to the acquisition of Woodholme Manor, Virginia Village, Sandalwood Apartments and Southern Meadows, the 2000 transactions related to the acquisitions of 22 apartment communities in twelve separate transactions, and the $115 million Series B, C, D and E Preferred stock offerings had occurred on January 1, 2000. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 2000, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the six months ended June 30, 2001 and 2000, consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2000 to the acquisition date.

                                                                          For the Six Months Ended June 30,
                                                                                2001                 2000
                                                                                 ----                 ----
         Total revenues                                                       $184,528             $174,489
         Net income                                                             29,619               24,065
         Net income available to common shareholders                            20,625               19,568

         Per common share data:
         Net income available to common shareholders
             Basic                                                              $0.95                $0.97
             Diluted                                                            $0.94                $0.97

         Weighted average numbers of shares outstanding:
             Basic                                                          21,796,234           20,117,984
             Diluted                                                        21,868,273           20,247,104

7.       Gain on Disposition of Property

         The Company disposed of four apartment communities with 957 units in two separate transactions during the six month period ended June 30, 2001. The total sales price of $38 million equates to $40,000 per unit. The total gain on sale of these transactions amounted to approximately $13.7 million.

8.       Derivative Financial Instruments

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

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. Should it be determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

         The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt with terms as follows:

Original          Fixed             Variable
Notional Amount Interest Rate       Interest Rate     Maturity Date
--------------- --------------      -------------     -------------

$12,000,000          7.66%           LIBOR + 1.25%    August 1, 2002
 $3,000,000          8.22%           LIBOR + 1.40%     June 25, 2007
 $4,625,000          8.40%           LIBOR + 1.40%     June 25, 2007

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. At that time, the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of FAS 133. The aggregate fair value of the derivatives on January 1, 2001 was $583, prior to the allocation of minority interest, and was recorded as a liability on the consolidated balance sheet with an offset to other comprehensive income representing the cumulative effect of the transition adjustment pursuant to the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         As of June 30, 2001, the aggregate fair value of the Company's interest rate swaps was $666, prior to the allocation of minority interest, and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the six and three months ending June 30, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as earnings $292, prior to the allocation of minority interest, of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

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

As of June 30, 2001, the Company had an unsecured line of credit from M & T Bank of $100 million with $32.0 million outstanding. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on September 1, 2002.

To the extent that the Company does not satisfy its short-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of June 30, 2001, the Company owned twenty-eight properties with 4,726 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. The available balance under this registration statement at June 30, 2001 is $227.4 million.

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

In December, 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December, 1996 for $35 million) were converted to Series A Convertible Cumulative Preferred shares ("Series A Preferred") which retained the same material rights and preferences that were associated with the limited partnership interests. The conversion had no effect on reported results of operations and permits the Company to continue to use favorable tax depreciation methods.

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

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 2000, 3,583 apartment units in eight separate transactions were acquired for a total cost of $203 million using UPREIT Units valued at approximately $59 million, with the balance paid in cash or assumed debt. During the first six months of 2001, 520 apartment units in two transactions were acquired for a total cost of $32.8 million using UPREIT Units valued at approximately $18.7 million, with the balance paid in cash or assumed debt.

During 2000, over $57 million of common stock was issued under the Company's DRIP. An additional $20.7 million has been raised through the DRIP program during the first six months of 2001.

The Company has been exploring alternatives to reduce the level of participation in the DRIP due to the fact that the stock has recently been trading consistently below the Company's estimate of net asset value. As a result, effective April 1, 2001, the Company reduced the discount from 3% to 2% on both optional cash purchases and dividends reinvested under the DRIP. In addition, the amount that can be invested through optional cash purchases, without prior permission from the Company, has been reduced from $5,000 to $1,000 per month. The level of optional cash purchases during the second quarter has reduced from an average of about $4 million per month to approximately $1.7 million per month.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1999, the Company repurchased 125,300 shares at a cost of $3.0 million, with remaining authorization to buy back up to 795,100 shares of common stock. On October 24, 2000, the Board approved a 1,000,000 share increase in management's authorization to buy back outstanding common stock. During 2000, the Company repurchased 468,600 shares at a cost of $12.7 million, with remaining authorization to buy back up to 1,326,500 shares of common stock. During the first six months of 2001, the Company repurchased 754,000 shares and 436,675 UPREIT Units at a cost of $20.6 million and $11.9 million, respectively. On May 1, 2001, the Board approved a 1,000,000-share increase in management's authorization to buy back the Company's outstanding common stock. Including the new repurchase allotment, the Company currently has a total authorization to buy back up to 1,131,200 shares.

As of June 30, 2001, the weighted average rate of interest on mortgage debt is 7.3% and the weighted average maturity is approximately 10 years. Approximately 96% of the debt is fixed rate, including the $15.6 million of debt swapped to a fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Mortgage Notes Payable

The Company's mortgage notes payable and line of credit outstanding at June 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                              June 30, 2001          December 31,  2000
                                                              -------------          ------------------
Fixed rate mortgage notes payable                                     $877,613               $823,488
Variable rate mortgage notes payable                                     6,245                  9,295
                                                                   -----------             ----------
Total mortgage notes payable                                           883,858                832,783
Variable rate line of credit facility                                   32,000                      -
                                                                    ----------             ----------
Total mortgage notes payable and line of credit facility              $915,858               $832,783
                                                                      ========               ========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from November, 2001 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 5.01% and 6.54% at June 30, 2001 and December 31, 2000, respectively. The weighted average interest rate of the Company's fixed rate notes was 7.37% and 7.41% at June 30, 2001 and December 31, 2000, respectively, including the $15.6 million of debt swapped to a fixed rate.

Results of Operations

Comparison of six months ended June 30, 2001 to the same period in 2000

The Company had 121 apartment communities with 32,700 units which were owned during the six-month periods being presented (the "Core Properties"). The Company has acquired an additional 26 apartment communities with 6,740 units during 2000 and 2001 (the "Acquired Communities"). The inclusion of these Acquired Communities generally accounted for the significant changes in operating results for the six months ended June 30, 2001.

A summary of the Core Properties net operating income is as follows:

                                               Six Months                                           Three Months
                                -----------------------------------------          -----------------------------------------
                                      2001               2000           % Chg         2001               2000          % Chg
                                      ----               ----           -----         ----               ----          -----
Rental income                     $139,735,000       $131,099,000         6.6%      $70,480,000        $66,258,000        6.4%
Property other income                5,302,000          4,704,000        12.7%        2,749,000          2,483,000       10.7%
                                     ---------          ---------        -----        ---------          ---------       -----
Total income                       145,037,000        135,803,000         6.8%       73,229,000         68,741,000        6.5%
Operating and
  maintenance                      (62,991,000)       (57,481,000)       (9.6%)     (29,104,000)       (27,909,000)      (4.3%)
                                   ------------       ------------       ------     ------------       ------------      ------
Net operating income               $82,046,000        $78,322,000         4.8%      $44,125,000        $40,832,000        8.1%
                                   ===========        ===========         ====      ===========        ===========        ====

Of the $27,411,000 increase in rental income, $18,775,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 6.5% in weighted average rental rates, plus an increase in occupancy from 94.1% to 94.2%.

Of the $1,195,000 increase in property other income, $597,000 is attributable to the Acquired Communities, with $598,000 representing a 12.7% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable rental activity, application fees, late charges and interest income on escrow deposits.

Interest and dividend income decreased $1,618,000, due to the Company contributing loans due from affiliates to Home Properties Resident Services, Inc. ("HPRS"), in March, 2001. Subsequent to the transfer, the interest income is now reported in Other Income.

Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, increased by $850,000 due primarily to a decreased level of losses from development activity. The decreased loss from development activity is attributable to the sale of the affordable housing development operations which occurred on December 31, 2000. As referenced in Note 4 to the financial statements and the paragraph above, HPRS was recapitalized with a contribution of $23.7 million of loans to affiliated partnerships by the Company. This effectively shifted a significant amount of interest income to the Other income category, where the Company records its share of interest income through its equity earnings of affiliates.

Of the $14,293,000 increase in operating and maintenance expenses, $8,783,000 is attributable to the Acquired Communities. The balance for the Core Properties represents a 9.6% increase over 2000. The major areas of increase in the Core Properties occurred in natural gas utility expenses, property insurance, and real estate taxes.

Natural gas costs for the Core Properties were up 61% for the six months, due to extraordinary increases in natural gas prices as well as lower temperatures in 2001 compared to above-average temperatures in 2000. The Company is currently taking advantage of lower natural gas prices, on an average of $4.67 per decatherm, to negotiate fixed price contracts. As of August 1, 2001, the Company has fixed price contracts covering 84% of its natural gas exposures, with a plan to exceed 90% coverage by the end of September. Risk is further diversified by staggering contract term expirations, with one-half lasting twelve months and expiring after the 2002 heating season, and the balance extending beyond the first quarter of 2003.

General and administrative expense increased in 2001 by $2,618,000, or 41%. General and administrative expenses as a percentage of total revenues were 5.0% for 2001 as compared to 4.2% for 2000. The increase can be attributed to fixed overhead costs, which had, historically, been allocated to the Company's affordable housing development business, which was sold in 2000 and reported in Other income.

Interest expense increased $4,373,000 due to the increased debt outstanding.

Depreciation and amortization expense increased $6,603,000 due to the depreciation on the Acquired Communities and the additions to the Core Properties.

The gain on disposition of property of $13,648,000 was the result of disposing four apartment communities with 957 units in two separate transactions for a total sales price of $38,000,000.

Minority interest increased $3,186,000 due to the increase in income attributable to the Acquired Communities and the gain on disposition of property.

Net income increased $14,061,000 or 47% primarily attributed to the Acquisition Communities and the gain on disposition of property.

Comparison of the three months ended June 30, 2001 to the same period in 2000.

Of the $11,497,000 increase in rental income, $7,275,000 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 6.7% in weighted average rental rates, net of a decrease in occupancy from 94.5% to 94.2%.

Of the $521,000 increase in property other income, $255,000 is attributable to the Acquired Communities, with $266,000 representing a 10.7% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable rental activity, application fees, late charges and interest income on escrow deposits.

Interest and dividend income decreased $1,169,000, due to the Company contributing loans due from affiliates to HPRS, in March, 2001. Subsequent to the transfer, the interest income is now reported in Other income.

Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, increased by $1,139,000 due primarily to an increase in management fees and a decreased level of development activity. The decreased development fees is attributable to the sale of the affordable housing development operations which occurred on December 31, 2000. As referenced in Note 4 to the financial statements and the paragraph above, HPRS was recapitalized with a contribution of $23.7 million of loans to affiliated partnerships by the Company. This effectively shifted a significant amount of interest income to the Other income category, where the Company records its share of interest income through its equity earnings of affiliates.

Of the $4,146,000 increase in operating and maintenance expenses, $2,951,000 is attributable to the Acquired Communities. The balance for the Core properties represents a 4.3% increase over 2000. The major areas of increase in the Core Properties occurred in natural gas utility expenses, property insurance, and real estate taxes.

Natural gas costs for the Core Properties were up 65% for the second quarter, due to extraordinary increases in natural gas prices as well as lower temperatures in 2001 compared to above-average temperatures in 2000. The Company is currently taking advantage of lower natural gas prices, on an average of $4.67 per decatherm, to negotiate fixed price contracts. As of August 1, 2001, the Company has fixed price contracts covering 84% of its natural gas exposures, with a plan to exceed 90% coverage by the end of September. Risk is being further diversified by staggering contract term expirations, with one-half lasting twelve months expiring after the 2002 heating season and the balance extending beyond the first quarter of 2003.

General and administrative expense increased in 2001 by $1,276,000, or 40%. General and administrative expenses as a percentage of total revenues were 5.0% for 2001 as compared to 4.1% for 2000. The increase can be attributed to fixed overhead costs, which had, historically, been allocated to the Company's affordable housing development business, which was sold in 2000 and reported in Other income.

Interest expense increased $1,629,000 due to the increased debt outstanding.

Depreciation and amortization expense increased $3,308,000 due to the depreciation on the Acquired Communities and the additions to the Core Properties.

The gain on disposition of property of $13,648,000 was the result of disposing of four apartment communities with 957 units in two separate transactions for a total sales price of $38,000,000.

Minority interest increased $5,214,000 due to the increase in income attributable to the Acquired Communities and the gain on disposition of property.

Net income increased $15,739,000 or 95% primarily attributed to the Acquisition Communities and the gain on disposition of property.

Funds From Operations

Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") clarified the White Paper definition of FFO as income (loss) before gains (losses) from the sale of property and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund liquidity needs. Cash provided by operating activities was $69,426,000 and $60,939,000 for the six-month period ended June 30, 2001 and 2000, respectively. Cash used in investing activities was $56,728,000 and $71,815,000 for the six-month period ended June 30, 2001 and 2000, respectively. Cash used in and provided by financing activities was $18,830,000 and $51,160,000 for the six-month period ended June 30, 2001 and 2000, respectively. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the previous six quarters are presented below (in thousands):

                                    June 30           March 31         Dec. 31           Sept. 30         June 30         March 31
                                      2001              2001           2000              2000             2000             2000
                                    ---------         ---------        -------           ----             -------         --------
Net income available to
  common shareholders                 $16,121            $4,335           $6,610            $8,555           $7,559         $6,554
Preferred dividends                     4,497             4,497            3,926             3,790            2,534          1,928
Minority interest                      11,615             3,132            6,495             7,658            6,401          5,160
Depreciation from real
  property                             16,014            14,885           14,509            13,049           12,734         11,622
Depreciation from real property
from
Unconsolidated entities
                                           99               104               43                99               98            143
(Gain) loss from sale of property     (13,648)                -              969               (45              462              -
                                      -------         ---------          -------            ------           ------   ------------
FFO                                   $34,698           $26,953          $32,552           $33,106          $29,788        $25,407
                                      =======           =======          =======           =======          =======        =======
Weighted average common
   shares/units outstanding:
         - Basic                      37,461.8          37,581.0         37,261.3          36,820.1         35,846.3       34,123.2
                                      ========          ========         ========          ========         ========       ========
         - Diluted                    44,661.2          39,311.4         43,625.1          43,162.4         40,249.9       37,586.7
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

Declaration of Dividend

On July 31, 2001, the Board of Directors approved a dividend of $.57 per share for the period from April 1, 2001 to June 30, 2001. This is the equivalent of an annual distribution of $2.28 per share. The dividend is payable August 28, 2001 to shareholders of record on August 16, 2001.

HOME PROPERTIES OF NEW YORK, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At June 30, 2001 and December 31, 2000, approximately 96% and 99%, respectively, of the Company's debt bore interest at fixed rates with a weighted average maturity of approximately 10 and 11 years, respectively, and a weighted average interest rate of approximately 7.37% and 7.41%, respectively, including the $15.6 million of debt swapped to a fixed rate. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 2 years and 6 years, respectively, and a weighted average interest rate of 5.01% and 6.54%, respectively, at June 30, 2001 and December 31, 2000. The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At June 30, 2001 and December 31, 2000, the interest rate risk on $15.6 million of such variable rate debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $15.6 million in variable rate mortgages to fixed rates of 7.66%, 8.40% and 8.22%.

At June 30, 2001 and December 31, 2000, the fair value of the Company's fixed rate debt, including the $16 million which was swapped to a fixed rate, amounted to a liability of $872 million and $859 million compared to its carrying amount of $878 million and $833 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at June 30, 2001 would have changed the fair value of the Company's fixed rate debt to a liability of $927 million.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2001, the Company had no other material exposure to market risk.

PART II - OTHER INFORMATION

HOME PROPERTIES OF NEW YORK, INC.


Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:

         Form 8-K was filed on August 6, date of report August 3, 2001, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing its results for the second quarter of 2001 and its second quarter 2001 investor conference call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HOME PROPERTIES OF NEW YORK, INC.
                          ---------------------------------
                          (Registrant)


                           Date:             August 10, 2001
                           --------------------------------------------

                           By:               /s/ David P. Gardner
                          --------------------------------------------
                           David P. Gardner
                           Senior Vice President and
                           Chief Financial Officer


                           Date:             August 10, 2001
                           --------------------------------------------

                           By:               /s/ David P. Gardner
                           --------------------------------------------
                           David P. Gardner
                           Senior Vice President and
                           Chief Financial Officer