Form 10-Q
period 2001-09-30
HOME PROPERTIES OF NEW YORK INC
filed 2001-11-13
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

             (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001
                      -------------------------------------------------

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

                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



        Class of Common Stock              Outstanding at October 31, 2001
        ---------------------              -------------------------------
            $.01 par value                          22,154,112

                        HOME PROPERTIES OF NEW YORK, INC.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             September 30, 2001 (Unaudited) and
             December 31, 2000                                               3

         Consolidated Statements of Operations (Unaudited) -
             Nine months ended September 30, 2001 and 2000                   4

         Consolidated Statements of Operations (Unaudited) -
             Three months ended September 30, 2001 and 2000                  5

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Nine months ended September 30, 2001 and 2000                   6

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Three months ended September 30, 2001 and 2000                  7

         Consolidated Statements of Cash Flows (Unaudited) -
             Nine months ended September 30, 2001 and 2000                   8

         Notes to Consolidated Financial Statements (Unaudited)           9-16

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         25

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   26

         SIGNATURES                                                         27

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        HOME PROPERTIES OF NEW YORK, INC.

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       2001               2000
                                                                                       ----               ----
                                                                                    (Unaudited)         (Note 1)

ASSETS
Real estate:
  Land                                                                             $   288,682        $   247,483
  Buildings, improvements and equipment                                              1,812,608          1,647,786
                                                                                    ----------        -----------
                                                                                     2,101,290          1,895,269
  Less:  accumulated depreciation                                                  (   185,927)       (   153,324)
                                                                                    ----------        -----------
         Real estate, net                                                            1,915,363          1,741,945

Cash and cash equivalents                                                                5,197             10,449
Cash in escrows                                                                         40,242             36,676
Accounts receivable                                                                      6,340             11,510
Prepaid expenses                                                                        17,269             13,505
Investment in and advances to affiliates                                                41,609             45,048
Deferred charges                                                                         3,864              3,825
Other assets                                                                             8,327              8,930
                                                                                    ----------        -----------
         Total assets                                                               $2,038,211         $1,871,888
                                                                                    ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                             $   904,356        $   832,783
Line of credit                                                                          72,000                  -
Accounts payable                                                                        21,209             18,577
Accrued interest payable                                                                 5,737              5,236
Accrued expenses and other liabilities                                                   7,801              7,197
Security deposits                                                                       19,755             18,290
                                                                                    ----------        -----------
         Total liabilities                                                           1,030,858            882,083
                                                                                    ----------        -----------
Commitments and contingencies
Minority interest                                                                      343,075            371,544
                                                                                    ----------        -----------
8.36% Series B convertible cumulative preferred stock,
   liquidation preference of $25.00 per share; 2,000,000 shares
   issued and outstanding, net of issuance costs                                        48,733             48,733
                                                                                    ----------        -----------
Stockholders' equity:
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 2,816,667 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                            149,000            149,000
   Common stock, $.01 par value; 80,000,000
     shares authorized; 22,107,351 and 21,565,681 shares issued and
     outstanding at September 30, 2001 and December 31, 2000,                              221                216
     respectively
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                     -                  -
   Additional paid-in capital                                                          559,405            483,453
   Accumulated other comprehensive loss                                                   (635)                 -
   Distributions in excess of accumulated earnings                                     (83,732)           (53,517)
   Officer and director notes for stock purchases                                       (8,714)            (9,624)
                                                                                    ----------        -----------
         Total stockholders' equity                                                    615,545            569,528
                                                                                    ----------        -----------
         Total liabilities and stockholders' equity                                 $2,038,211         $1,871,888
                                                                                    ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      2001              2000
                                                      ----              ----
Revenues:

  Rental income                                    $   258,937      $   218,039
  Property other income                                  9,716            8,080
  Interest and dividend income                           2,548            6,035
  Other income                                           1,610              381
                                                 -------------    --------------

Total revenues                                         272,811          232,535
                                                   -----------      -----------

Expenses:

  Operating and maintenance                            110,877           92,862
  General and administrative                            13,274            9,799
  Interest                                              49,056           41,522
  Depreciation and amortization                         47,386           37,795
                                                  ------------    -------------

Total expenses                                         220,593          181,978
                                                   -----------     ------------

Income before gain (loss) on disposition of
property and minority interest                          52,218           50,557
Gain (loss) on disposition of property                  22,085             (417)
                                                  ------------    --------------
Income before minority interest                         74,303           50,140
Minority interest                                       25,558           19,219
                                                   ------------    -------------
Net income                                              48,745           30,921
Preferred dividends                                    (13,492)          (8,252)
                                                   ------------   -------------

Net income available to common shareholders        $    35,253     $     22,669
                                                   ===========     ============

Per share data:
  Net income
         - Basic                                         $1.61            $1.11
                                                         =====            =====
         - Diluted                                       $1.61            $1.10
                                                         =====            =====
  Weighted average number of shares outstanding
         - Basic                                    21,852,439       20,412,401
                                                    ==========       ==========
         - Diluted                                  21,948,154       20,539,321
                                                    ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       2001              2000
                                                       ----              ----
Revenues:

  Rental income                                     $   89,790         $ 76,303
  Property other income                                  3,440            2,999
  Interest and dividend income                             531            2,400
  Other income                                             684              305
                                                   -----------       ----------

Total revenues                                          94,445           82,007
                                                   -----------       ----------

Expenses:

  Operating and maintenance                             34,971           31,250
  General and administrative                             4,336            3,479
  Interest                                              17,293           14,132
  Depreciation and amortization                         16,176           13,188
                                                   -----------       ----------

Total expenses                                          72,776           62,049
                                                   -----------       ----------

Income before gain on disposition of
property and minority interest                          21,669           19,958
Gain on disposition of property                          8,437               45
                                                   -----------       ----------
Income before minority interest                         30,106           20,003
Minority interest                                       10,811            7,658
                                                   ------------      ----------
Net income                                              19,295           12,345
Preferred dividends                                     (4,498)          (3,790)
                                                   -----------       ----------

Net income available to common shareholders       $     14,797    $       8,555
                                                   ===========       ==========

Per share data:
  Net income
         - Basic                                          $.67             $.41
                                                          ====             ====
         - Diluted                                        $.66             $.40
                                                          ====             ====
  Weighted average number of shares outstanding
         - Basic                                    21,963,017       20,994,835
                                                   ===========       ==========
         - Diluted                                  29,233,625       21,174,053
                                                   ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                            2001          2000
                                                            ----          ----
Net income                                                $48,745       $30,921
Other comprehensive loss:
       Cumulative effect of accounting change (Note 8)     (  339)            -
       Change in fair value of hedge instruments           (  296)            -
                                                          -------       -------
       Other comprehensive loss, net of minority interest  (  635)            -
                                                          -------       -------

Comprehensive income                                      $48,110       $30,921
                                                          =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)

                                                            2001          2000
                                                            ----          ----
Net income                                                $19,295       $12,345
Other comprehensive loss:
       Change in fair value of hedge instruments             (248)            -
                                                          -------       --------
       Other comprehensive loss, net of minority interest    (248)            -
                                                          -------       --------

Comprehensive income                                      $19,047       $12,345
                                                          =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (UNAUDITED, IN THOUSANDS)


                                                                                          2001               2000
                                                                                          ----               ----
Cash flows from operating activities:
  Net income                                                                        $   48,745        $    30,921
                                                                                    ----------        -----------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity in income of HP Management and Conifer Realty                                   45              1,511
     Income allocated to minority interest                                              25,558             19,219
     Depreciation and amortization                                                      47,859             38,213
     (Gain) loss on property dispositions                                              (22,085)               417
     Changes in assets and liabilities:
        Other assets                                                                     1,907            (10,183)
        Accounts payable, accrued expense and other liabilities                          4,107              8,804
                                                                                    ----------        -----------
         Total adjustments                                                              57,391             57,981
                                                                                     ---------        -----------
         Net cash provided by operating activities                                     106,136             88,902
                                                                                    ----------        -----------
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed
    and UPREIT Units issued                                                           (123,122)           (55,844)
   Additions to properties                                                             (89,501)           (56,598)
   Advances to affiliates                                                              (10,593)           (28,858)
   Payments on advances to affiliates                                                   13,988             34,892
   Proceeds from property dispositions                                                  94,684              4,889
                                                                                     ---------          ---------
         Net cash used in investing activities                                        (114,544)          (101,519)
                                                                                    ----------        -----------
Cash flows from financing activities:
   Proceeds from sale of preferred stock                                                     -             82,666
   Proceeds from sale of common stock                                                   33,704             40,684
   Purchase of treasury stock                                                          (20,621)                 -
   Purchase of UPREIT Units                                                            (11,899)                 -
   Proceeds from mortgage notes payable                                                 65,640             84,432
   Payments on mortgage notes payable                                                  (53,946)           (31,371)
   Proceeds from line of credit                                                        135,500             23,500
   Payments on line of credit                                                          (63,500)           (74,300)
   Payments of deferred loan costs                                                        (513)            (1,441)
   Additions to escrows, net                                                            (3,566)            (5,694)
   Dividends and distributions paid                                                    (77,643)           (63,785)
                                                                                    ----------        -----------
         Net cash provided by financing activities                                       3,156             54,691
                                                                                    ----------        -----------
Net (decrease) increase in cash                                                         (5,252)            42,074
Cash and cash equivalents:
   Beginning of period                                                                  10,449              4,742
                                                                                    ----------        -----------
   End of period                                                                    $    5,197        $    46,816
                                                                                    ==========        ===========
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions                        $   59,878        $    93,841
Issuance of UPREIT Units associated with property acquisitions                          19,133             56,353
Notes issued in exchange for officer and director stock purchases                        1,965                  -
Exchange of UPREIT Units/partnership interest for common shares                          1,202                  -
Increase in real estate  associated  with the  purchase of minority  interest
   UPREIT Units                                                                          1,666                  -
Fair value of hedge instruments                                                          1,095                  -
Transfer of notes receivable due from affiliates in exchange for
   additional equity in affiliates                                                      23,699                  -

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

         New Accounting Pronouncements

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The Company does not anticipate that these standards will have a material adverse effect on the Company's financial position, results of operations, or cash flows. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt FAS 142 effective January 1, 2002.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. It retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.       Organization and Basis of Presentation

         Organization
         The Company is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of September 30, 2001, the Company operated 295 apartment communities with 50,082 apartments. Of this total, the Company owned 143 communities, consisting of 39,096 apartments, managed as general partner 8,211 apartments and fee managed 2,775 apartments for affiliates and third parties. The Company also fee manages one million square feet of office and retail properties.

         Basis of Presentation
         The accompanying consolidated financial statements include the accounts of the Company and its 58.0% (61.7% at September 30, 2000) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units ("UPREIT Units") outstanding. The remaining 42.0% (38.3% at September 30, 2000) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary ("QRS") of the Company.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The following table provides a reconciliation of net income and the number of common shares used in the computations of both basic and diluted EPS for the nine and three months ended September 30, 2001 and 2000:

                                                        Nine Months                       Three Months
                                                        -----------                       ------------
                                                   2001             2000             2001             2000
                                                   ----             ----             ----             ----
         Net income                              $    48,745      $    30,921      $    19,295      $    12,345
         Less:  Preferred stock dividend             (13,492)          (8,252)          (4,498)          (3,790)
                                                -------------    -------------    -------------    -------------
         Basic - net income applicable to
           common shareholders                        35,253           22,669           14,797            8,555
         Add:  Preferred stock dividend                    -                -            4,498                -
                                                ------------     ------------     ------------     ------------
         Diluted - net income applicable to
           common shareholders                   $    35,253      $    22,669      $    19,295       $    8,555
                                                ============     ============     ============     ============

         Basic weighted average
           number of shares outstanding           21,852,439       20,412,401       21,963,017       20,994,835
         Effect of dilutive stock options             95,715          126,920          158,227          179,218
         Effect of convertible cumulative
           preferred stock                                 -                -        7,112,381                -
                                                ------------     ------------     ------------     ------------
         Diluted weighted average
           number of shares outstanding           21,948,154       20,539,321       29,233,625       21,174,053
                                                ============     ============     ============     ============

         Basic earnings per share                    $1.61            $1.11            $0.67            $0.41
                                                     =====            =====            =====            =====
         Diluted earnings per share                  $1.61            $1.10            $0.66            $0.40
                                                     =====            =====            =====            =====

         Unexercised stock options and warrants to purchase 1,772,562 and 841,952 shares of the Company's common stock were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the Company's stock during the nine- and three-month periods ended September 30, 2001 respectively (723,740 and 713,900 shares during the nine- and three-month periods ended September 30, 2000, respectively). In addition, for the nine-month period ended September 30, 2001 and 2000 (as applicable) and the three-month period ended September 30, 2000, the 4,816,667 shares of the Series A, B, C, D, and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as converted basis have an antidilutive effect and are not included in the computation of diluted EPS.

4.       Other Income

         Other income for the nine and three months ended September 30, 2001 and 2000 is summarized as follows:

                                           Nine Months             Three Months
                                           -----------             ------------
                                        2001        2000         2001       2000
                                        ----        ----         ----       ----
          Management fees             $1,668      $1,308         $682      $442
          Development fees                 -         498            -       258
          Other                          (13)         87           (4)       46
          Management Companies           (45)     (1,512)           3      (441)
                                      ------      ------         ----      ----
                                      $1,610        $381         $681      $305
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

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         (formerly Conifer Realty Corp.) (together the "Management Companies"). Both are Maryland corporations and, effective January 1, 2001, have elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. Effective March 1, 2001, the Company recapitalized Home Properties Resident Services, Inc. by contributing $23.7 million of loans due from affiliated partnerships to equity. Simultaneous with the recapitalization, the Company increased its effective economic interest from 95% to 99% diluting the economic interest held by certain of the Company's inside directors. The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% and 99% of the economic interest in Home Properties Management, Inc. and Home Properties Resident Services, respectively. The Company's share of income from the Management Companies for the nine and three months ended September 30, 2001 and 2000 is summarized as follows:

                                           Nine Months           Three Months
                                           -----------           ------------
                                         2001        2000       2001       2000
                                         ----        ----       ----       ----
          Management fees              $2,569      $2,728       $877     $1,042
          Development fees                  -       3,163          -      1,054
          Interest income               1,195           -        437          -
          Miscellaneous                    32          66         19         23
          General and administrative   (2,294)     (5,681)      (898)    (1,921)
          Interest expense             (1,128)     (1,425)      (289)      (509)
          Other expense                  (423)       (443)      (139)      (154)
                                      --------  ----------      -----      -----
          Net (loss) income           ($   49)    ($1,592)    $    7      ($465)
                                      --------    --------    ------      ------
          Company's share             ($   45)    ($1,512)    $    3      ($441)
                                      =======    ========    =======     ======
5.       Segment Reporting

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

         The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the nine- and three-month periods ended September 30, 2001, and 2000.


                                                                  Nine Months                   Three Months
                                                                  -----------                   ------------
                                                              2001           2000            2001           2000
                                                              ----           ----            ----           ----
          Revenues
          Apartments owned
            Core properties                                 $210,942       $197,840         $71,626         $67,413
            Non-core properties                               57,711         28,279          21,604          11,889
          Reconciling items                                    4,158          6,416           1,215           2,705
                                                            --------       --------         -------         -------
          Total Revenue                                     $272,811       $232,535         $94,445         $82,007
                                                            ========       ========         =======         =======
          Profit (loss)
          Funds from operations:
          Apartments owned
          Core properties                                   $123,368       $116,478         $44,347         $40,796
          Non-core properties                                 34,408         16,779          13,912           7,256
          Reconciling items                                    4,158          6,416           1,215           2,705
                                                            --------       --------         -------         -------
          Segment contribution to  FFO                       161,934        139,673          59,474          50,757

          General & administrative expenses                  (13,274)        (9,799)         (4,336)         (3,479)
          Interest expense                                   (49,056)       (41,522)        (17,293)        (14,132)
          Depreciation of unconsolidated affiliates              291            340              88              99
          Non-real estate depreciation/amortization             (426)          (390)           (115)           (139)
                                                            ---------      --------         -------         -------
          Funds from Operations                               99,469         88,302          37,818          33,106

          Depreciation - apartments owned                    (46,960)       (37,405)        (16,061)        (13,049)
          Depreciation of unconsolidated affiliates             (291)          (340)            (88)            (99)
          Gain (loss) on disposition of properties            22,085           (417)          8,437              45
          Minority interest in earnings                      (25,558)      ( 19,219)        (10,811)         (7,658)
                                                            --------       --------         -------         -------
          Net income                                         $48,745        $30,921         $19,295         $12,345
                                                            ========       ========         =======         =======

          Assets - As of September 30, 2001 and December 31, 2000
          Apartments owned  - Core                                                       $1,358,232     $   911,943
                                     - Non-core                                             557,131         830,002
          Reconciling items                                                                 122,848         129,943
                                                                                         ----------      ----------
          Total assets                                                                   $2,038,211      $1,871,888
                                                                                         ==========      ==========

6.       Pro Forma Condensed Financial Information (Unaudited)

         The Company acquired eight apartment communities ("2001 Acquired Communities") with 2,546 units in eight unrelated transactions during the nine-month period ended September 30, 2001. The total purchase price (including closing costs) of $202 million equates to approximately $79,000 per unit. Consideration for the communities included $60 million of

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         assumed debt, $19 million of UPREIT Units, and $123 million of cash.

         In addition, the Company disposed of twelve apartment communities ("2001 Disposed Properties") with 2,491 units in five unrelated transactions during the nine-month period ended September 30, 2001. The total selling price (including closing costs) of $95 million resulted in $22 million of gain on sale of real estate.

         The following unaudited proforma information was prepared as if the 2001 transactions related to the acquisition of the "2001 Acquired Communities," the 2000 transactions related to the acquisitions of 22 apartment communities in twelve separate transactions, the "2001 Disposed Properties," and the $115 million Series B, C, D and E Preferred stock offerings had occurred on January 1, 2000. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 2000, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the nine months ended September 30, 2001 and 2000, consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2000 to the acquisition date.

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                         2001                 2000
                                                                         ----                 ----
         Total revenues                                              $277,701             $257,773
         Net income                                                    47,499               35,281
         Net income available to common shareholders                   34,007               21,789

         Per common share data:
         Net income available to common shareholders
             Basic                                                     $1.56                $1.07
             Diluted                                                   $1.55                $1.06

         Weighted average numbers of shares outstanding:
             Basic                                                 21,852,439           20,412,401
             Diluted                                               21,948,154           20,539,321

7.       Gain on Disposition of Property

         The Company disposed of twelve apartment communities with 2,491 units in five separate transactions during the nine-month period ended September 30, 2001. The total sales price of $95 million equates to $38,000 per unit. The total gain on sale of these transactions amounted to approximately $22 million.

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

         The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt. The notional amount amortizes in conjunction with the principal payments of the hedged items. The terms as follows:


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

         As of September 30, 2001, the aggregate fair value of the Company's interest rate swaps was $1,095, prior to the allocation of minority interest, and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the nine and three months ending September 30, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as earnings $628, prior to the allocation of minority interest, of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

9.       Subsequent Events

         On October 24, 2001, the Company acquired 274 units in two communities located in Fredericksburg, Virginia. The total purchase price of $11.1 million, including closing costs, was funded by assuming $7.9 million of debt and $3.2 million of cash on hand.

         On October 30, 2001, the Board of Directors approved a dividend of $.60 per share for the period from July 1, 2001 to September 30, 2001. This is the equivalent of an annual distribution of $2.40 per share. The dividend is payable November 27, 2001 to shareholders of record on November 15, 2001.

         On October 31, 2001, the Company sold two apartment communities with 364 units in one transaction. The total sales price of $23.8 million equates to $65,000 per unit. Total gain on sale of this transaction is expected to be approximately $7 million.

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

As of September 30, 2001, the Company had an unsecured line of credit from M & T Bank of $100 million with $72.0 million outstanding. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on September 1, 2002. The Company is evaluating alternatives to replace or extend the line of credit after September 1, 2002.

To the extent that the Company does not satisfy its short-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of September 30, 2001, the Company owned twenty-five properties with 4,646 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $414 million of shares of common stock or other securities. The available balance under this registration statement at September 30, 2001 is $227.4 million.

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

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 2000, 3,583 apartment units in eight separate transactions were acquired for a total cost of $203 million using UPREIT Units valued at approximately $59 million, with the balance paid in cash or assumed debt. During the first nine months of 2001, 520 apartment units in two transactions were acquired for a total cost of $32.8 million using UPREIT Units valued at approximately $18.7 million, with the balance paid in cash or assumed debt.

During 2000, over $57 million of common stock was issued under the Company's DRIP. An additional $26.7 million has been raised through the DRIP program during the first nine months of 2001.

The Company had been exploring alternatives to reduce the level of participation in the DRIP due to the fact that the stock has recently been trading consistently below the Company's estimate of net asset value. As a result, effective April 1, 2001, the Company reduced the discount from 3% to 2% on both optional cash purchases and dividends reinvested under the DRIP. In addition, the amount that can be invested through optional cash purchases, without prior permission from the Company, has been reduced from $5,000 to $1,000 per month.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. During 1999, the Company repurchased 125,300 shares at a cost of $3.0 million, with remaining authorization to buy back up to 795,100 shares of common stock. On October 24, 2000, the Board approved a 1,000,000 share increase in management's authorization to buy back outstanding common stock. During 2000, the Company repurchased 468,600 shares at a cost of $12.7 million, with remaining authorization to buy back up to 1,326,500 shares of common stock. During the first nine months of 2001, the Company repurchased 754,000 shares and 436,675 UPREIT Units at a cost of $20.6 million and $11.9 million, respectively. On May 1, 2001, the Board approved a 1,000,000-share increase in management's authorization to buy back the Company's outstanding common stock. Including the new repurchase allotment, the Company currently has a total authorization to buy back up to a remaining 1,131,200 shares.

As of September 30, 2001, the weighted average rate of interest on mortgage debt is 7.4% and the weighted average maturity is approximately ten years. Approximately 92% of the debt is fixed rate, including the $15.5 million of debt swapped to a fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Mortgage Notes Payable

The Company's mortgage notes payable and line of credit outstanding at September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):



                                                                     September 30, 2001        December 31, 2000
                                                                     ------------------        -----------------

Fixed rate mortgage notes payable                                            $898,201                  $823,488
Variable rate mortgage notes payable                                            6,155                     9,295
                                                                             --------                  --------
Total mortgage notes payable                                                  904,356                   832,783
Variable rate line of credit facility                                          72,000                         -
                                                                             --------                  --------
Total mortgage notes payable and line of credit facility                     $976,356                  $832,783
                                                                             ========                  ========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from November, 2001 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 3.90% and 6.54% at September 30, 2001 and December 31, 2000, respectively. The weighted average interest rate of the Company's fixed rate notes was 7.38% and 7.41% at September 30, 2001 and December 31, 2000, respectively, including the $15.5 million of debt swapped to a fixed rate.

Results of Operations

Comparison of nine months ended September 30, 2001 to the same period in 2000

The Company had 113 apartment communities with 31,166 units which were owned during the nine-month periods being presented (the "Core Properties"). The Company has acquired an additional 30 apartment communities with 7,930 units during 2000 and 2001 (the "Acquired Communities"). In addition, the Company has disposed of 12 apartment communities with 2,491 units during 2001 (the "Disposed Communities"). The inclusion/exclusion of these Acquired Communities/Disposed Communities generally accounted for the significant changes in operating results for the nine months ended September 30, 2001.

A summary of the Core Properties net operating income is as follows:


                                               Nine Months                                Three Months
                                -----------------------------------------  -----------------------------------------
                                     2001            2000         % Chg         2001             2000         % Chg
                                     ----            ----         -----         ----             ----         -----
Rental income                     $203,194,000    $190,777,000       6.5%     $68,980,000      $64,878,000      6.3%
Property other income                7,748,000       7,063,000       9.7%       2,646,000        2,535,000      4.4%
                                 -------------    -------------      ----   -------------    -------------      ----
Total income                       210,942,000     197,840,000       6.6%      71,626,000       67,413,000      6.2%
Operating and
  maintenance                      (87,574,000)    (81,362,000)     (7.6%)   ( 27,279,000)     (26,617,000)    (2.5%)
                                 --------------  --------------     ------   -------------     ------------    ------
Net operating income              $123,368,000    $116,478,000       5.9%     $44,347,000      $40,796,000      8.7%
                                 =============   =============       ====    ============      ===========      ====

Of the $40,898,000 increase in rental income, $28,481,000 is attributable to the Acquired Communities, net of Disposed Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 6.8% in weighted average rental rates, less a decrease in occupancy from 94.4% to 94.1%. The Company expects Core Property revenue growth to decline in the fourth quarter of 2001 to a range of increase from 4.2%-5.2% over the fourth quarter of 2000.

Of the $1,636,000 increase in property other income, $951,000 is attributable to the Acquired Communities, net of Disposed Communities, with $685,000 representing a 9.7% increase for the Core Properties. This increase reflects increased laundry, furniture/corporate/cable rental activity, pet charges, application fees, late charges and interest income on escrow deposits.

Interest and dividend income decreased $3,487,000, due to the Company contributing loans due from affiliates to Home Properties Resident Services, Inc. ("HPRS"), in March, 2001. Subsequent to the transfer, the interest income is now reported in Other Income.

Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, increased by $1,229,000 due primarily to a decreased level of losses from development activity. The decreased loss from development activity is attributable to the sale of the affordable housing development operations which occurred on December 31, 2000. As referenced in Note 4 to the financial statements and the paragraph above, HPRS was recapitalized with a contribution of $23.7 million of loans to affiliated partnerships by the Company. This effectively shifted a significant amount of interest income to the Other income category, where the Company records its share of interest income through its equity earnings of affiliates.

Of the $18,015,000 increase in operating and maintenance expenses, $11,803,000 is attributable to the Acquired Communities, net of Disposed Communities. The balance for the Core Properties represents a 7.6% increase over 2000. The major areas of increase in the Core Properties occurred in natural gas utility expenses, property insurance, and real estate taxes.

Natural gas costs for the Core Properties were up 61% for the nine months, due to extraordinary increases in natural gas prices as well as lower temperatures in 2001 compared to above-average temperatures in 2000. The Company is currently taking advantage of lower natural gas prices, on an average of $4.51 per decatherm, to negotiate fixed-price contracts. As of November 1, 2001, the Company has fixed-price contracts covering 95% of its natural gas exposure for the 2001/2002 heating season, exceeding the plan to have 90% coverage by the end of September. The Company has fixed-price contracts covering 86% of its natural gas exposure for the 2002/2003 heating season. Risk is further diversified by staggering contract term expirations.

The Company expects a decrease in operating and maintenance expenses of approximately 5% in the fourth quarter of 2001 over the fourth quarter of 2000, mainly due to a successful effort to reduce insurance expense in 2001, all of which will be reflected in the fourth quarter.

General and administrative expense increased in 2001 by $3,475,000, or 35%. General and administrative expenses as a percentage of total revenues were 4.9% for 2001 as compared to 4.2% for 2000. The increase can be attributed to fixed overhead costs, which had, historically, been allocated to the Company's affordable housing development business, which was sold in 2000 and reported in Other income.

Interest expense increased $7,534,000 due to the increased debt outstanding.

Depreciation and amortization expense increased $9,591,000 due to the depreciation on the Acquired Communities, net of Disposed Communities and the additions to the Core Properties.

The gain on disposition of property of $22,085,000 was the result of the disposition of twelve apartment communities with 2,491 units in five separate transactions for a total sales price of $95,000,000.

Minority interest increased $6,339,000 due to the increase in income attributable to the Acquired Communities, net of Disposed Communities and the gain on disposition of property.

Net income increased $17,824,000 or 58% primarily attributed to the results of the Acquisition Communities, net of Disposed Communities, previously discussed and the gain on disposition of property.

Comparison of the three months ended September 30, 2001 to the same period in 2000.

Of the $13,487,000 increase in rental income, $9,385,000 is attributable to the Acquired Communities, net of Disposed Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 7.3% in weighted average rental rates, net of a decrease in occupancy from 94.8% to 93.8%. The Company expects Core Property revenue growth to decline for the three months ended December 31, 2001 to a range of increase from 4.2% - 5.2% over the three-month period ended December 31, 2000.

Of the $441,000 increase in property other income, $300,000 is attributable to the Acquired Communities, net of Disposed Communities, with $111,000 representing a 4.4% increase for the Core Properties. This increase reflects increased laundry, pet charges, and interest income on escrow deposits.

Interest and dividend income decreased $1,869,000, due to the Company contributing loans due from affiliates to HPRS, in March, 2001. Subsequent to the transfer, the interest income is now reported in Other income.

Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, increased by $379,000 due primarily to an increase in management fees and a decreased level of development activity. The decreased development fees is attributable to the sale of the affordable housing development operations which occurred on December 31, 2000. As referenced in Note 4 to the financial statements and the paragraph above, HPRS was recapitalized with a contribution of $23.7 million of loans to affiliated partnerships by the Company. This effectively shifted a significant amount of interest income to the Other income category, where the Company records its share of interest income through its equity earnings of affiliates.

Of the $3,721,000 increase in operating and maintenance expenses, $3,059,000 is attributable to the Acquired Communities, net of Disposed Communities. The balance for the Core properties represents a 2.5% increase over 2000. The major areas of increase in the Core Properties occurred in natural gas utility expenses, property insurance, and real estate taxes.

Natural gas costs for the Core Properties were up 53% for the third quarter, due to extraordinary increases in natural gas prices as well as lower temperatures in 2001 compared to above-average temperatures in 2000. See discussion in nine-month presentation concerning fixed-price contracts.

The Company expects a decrease in operating and maintenance expenses of approximately 5% for the three-month period ended December 31, 2001 over the three months ended December 31, 2000, mainly due to successful efforts to reduce insurance expense in 2001, all of which will be reflected in the fourth quarter.

General and administrative expense increased in 2001 by $857,000, or 25%. General and administrative expenses as a percentage of total revenues were 4.6% for 2001 as compared to 4.2% for 2000. The increase can be attributed to fixed overhead costs, which had, historically, been allocated to the Company's affordable housing development business, which was sold in 2000 and reported in Other income.

Interest expense increased $3,161,000 due to the increased debt outstanding.

Depreciation and amortization expense increased $2,988,000 due to the depreciation on the Acquired Communities, net of Disposed Communities and the additions to the Core Properties.

The gain on disposition of property of $8,437,000 was the result of the disposition of eight apartment communities with 1,534 units in three separate transactions for a total sales price of $57,000,000.

Minority interest increased $3,153,000 due to the increase in income attributable to the Acquired Communities, net of Disposed Communities and the gain on disposition of property.

Net income increased $6,950,000 or 56% primarily attributed to the results of the Acquisition Communities, net of Disposed Communities, previously discussed and the gain on disposition of property.

Funds From Operations

Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") clarified the White Paper definition of FFO as income (loss) before gains (losses) from the sale of property and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund liquidity needs. Cash provided by operating activities was $106,136,000 and $88,902,000 for the nine-month period ended September 30, 2001 and 2000, respectively. Cash used in investing activities was $114,544,000 and $101,519,000 for the nine-month period ended September 30, 2001 and 2000, respectively. Cash provided by financing activities was $3,156,000 and $54,691,000 for the nine-month period ended September 30, 2001 and 2000, respectively. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the previous six quarters are presented below (in thousands):


                                      Sept. 30     June 30       March 31     Dec. 31      Sept. 30      June 30
                                          2001        2001           2001        2000          2000         2000
                                      --------     -------       -------      -------       --------     --------
Net income available to
  common shareholders                 $14,797      $16,121       $4,335       $6,610        $8,555       $7,559
Preferred dividends                     4,498        4,497        4,497        3,926         3,790        2,534
Minority interest                      10,811       11,615        3,132        6,495         7,658        6,401
Depreciation from real
  property                             16,061       16,014       14,885       14,509        13,049       12,734
Depreciation from real
  property from
  unconsolidated entities                  63           99          104           43            99           98
(Gain) loss from sale of
  property                             (8,412)     (13,648)           -          969           (45)         462
                                     ---------    ---------   ------------  --------     ----------    --------
FFO                                   $37,818      $34,698      $26,953      $32,552       $33,106      $29,788
                                      =======      =======      =======      =======       =======      =======
Weighted average common
shares/units outstanding:
         - Basic                      38,010.4     37,461.8     37,581.0     37,261.3      36,820.1     35,846.3
                                      ========     ========     ========     ========      ========     ========
         - Diluted                    45,281.1     44,661.2     39,311.4     43,625.1      43,162.4     40,249.9
                                      ========     ========     ========     ========      ========     ========

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Economic Conditions

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession; and the tragic events of September 11, 2001 may have accelerated certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage and short term interest rates. The Company believes, however, that these tragic events should not have a material effect on the Company's portfolio, given our property type and the geographic regions in which we are located. We will continue to review our business strategy and do not anticipate any changes in strategy or material effects in financial performance.

Declaration of Dividend

On October 30, 2001, the Board of Directors approved a dividend of $.60 per share for the period from July 1, 2001 to September 30, 2001. This is the equivalent of an annual distribution of $2.40 per share. The dividend is payable November 27, 2001 to shareholders of record on November 15, 2001.

Subsequent Events

During October 2001, the Company successfully reduced insurance costs for the policy period November 1, 2000 through October 31, 2002. The reduced expense will be reflected in operating and maintenance expenses in the fourth quarter 2001 and the ten-month period ending October 31, 2002.

On October 24, 2001, the Company acquired 274 units in two communities located in Fredericksburg, Virginia. The total purchase price of $11.1 million, including closing costs, was funded by assuming $7.9 million of debt and $3.2 million of cash on hand.

On October 31, 2001, the Company sold two apartment communities with 364 units in one transaction. The total sales price of $23.8 million equates to $65,000 per unit. Total gain on sale of this transaction is expected to be approximately $7 million.

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The Company does not anticipate that these standards will have a material adverse effect on the Company's financial position, results of operations, or cash flows. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt FAS 142 effective January 1, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS
121. It retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

                        HOME PROPERTIES OF NEW YORK, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At September 30, 2001 and December 31, 2000, approximately 92% and 99%, respectively, of the Company's debt bore interest at fixed rates with a weighted average maturity of approximately 10 and 11 years, respectively, and a weighted average interest rate of approximately 7.38% and 7.41%, respectively, including the $15.5 million of debt swapped to a fixed rate. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 1 year and 6 years, respectively, and a weighted average interest rate of 3.90% and 6.54%, respectively, at September 30, 2001 and December 31, 2000. The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At September 30, 2001 and December 31, 2000, the interest rate risk on $15.5 million of such variable rate debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $15.5 million in variable rate mortgages to fixed rates of 7.66%, 8.40% and 8.22%.

At September 30, 2001 and December 31, 2000, the fair value of the Company's fixed rate debt, including the $15.5 million which was swapped to a fixed rate, amounted to a liability of $929 million and $859 million compared to its carrying amount of $898 million and $833 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at September 30, 2001 would have changed the fair value of the Company's fixed rate debt to a liability of $987 million.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2001, the Company had no other material exposure to market risk.

                           PART II - OTHER INFORMATION

                        HOME PROPERTIES OF NEW YORK, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:

         Form 8-K was filed September 12, 2001, date of report March 30, 2001, with respect to Items 5 and 7 disclosures relating to certain real estate acquisitions and dispositions.

         Form 8-K was filed on November 2, 2001, date of report November 2, 2001, with respect to Items 7 and 9 disclosures regarding Registrant's press release announcing its results for the third quarter of 2001 and its third quarter 2001 investor conference call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOME PROPERTIES OF NEW YORK, INC.
                                            (Registrant)


                                    Date:            November 13, 2001
                                            ------------------------------------

                                    By:              /s/ David P. Gardner
                                            ------------------------------------
                                            David P. Gardner
                                            Senior Vice President and
                                            Chief Financial Officer


                                    Date:            November 13, 2001
                                            ------------------------------------

                                    By:              /s/ David P. Gardner
                                            ------------------------------------
                                            David P. Gardner
                                            Senior Vice President
                                            and Chief Financial Officer