Form 10-K405
period 2001-12-31
HOME PROPERTIES OF NEW YORK INC
filed 2002-02-27
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001
           -------------------------------------------

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

       Registrant's telephone number, including area code: (585) 546-4900
          Securities registered pursuant to Section 12(b) of the Act:

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

                         YES  X         No
                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 22, 2002 was approximately $794,950,800. As of February 22, 2002, there were 24,968,808 shares of common stock, $.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement to be issued in connection with the Company's 2002 Annual Meeting of Stockholders is incorporated by reference into Items 11, 12 and 13 of
Part III of this Report.

                        HOME PROPERTIES OF NEW YORK, INC.
                        ---------------------------------
                                TABLE OF CONTENTS
                                -----------------

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

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

                                     PART I

Item 1.  Business
-------  --------

         The Company
         -----------

         Home Properties of New York, Inc. ("Home Properties" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that owns, manages, acquires, rehabilitates and develops apartment communities. The Company's properties are regionally focused in the Northeastern, Mid-Atlantic and Midwestern United States. It was formed in November, 1993, to continue and expand the operations of Home Leasing Corporation ("Home Leasing"). The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

         The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership in which the Company held a 60.0% partnership interest as of December 31, 2001 (57.6% at December 31, 2000) (such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units outstanding) and two management companies (together, the "Management Companies") - Home Properties Management, Inc. ("HP Management") and Home Properties Resident Services, Inc. ("HPRS") (formerly Conifer Realty Corporation), both of which are Maryland corporations.

         Home Properties, through its affiliates described above, as of December 31, 2001, operated 293 communities with 49,745 apartment units. Of these, 39,007 units in 143 communities are owned outright (the "Owned Properties"), 8,035 units in 132 communities are managed and partially owned by the Company as general partner, and 2,703 units in 18 communities are managed for other owners (collectively, the "Managed Properties"). The Management Companies and the Operating Partnership, prior to 2001, were also involved in certain development activities.

         The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

                                                              Apts. Managed
                                                 Apts.             As              Apts.           Apt.
                    Market Area                 Owned        General Partner    Fee Managed       Totals
                    -----------                 -----        ---------------    -----------       ------
         Baltimore, MD                          6,322                0             2,158           8,480
         Philadelphia/Lehigh Valley, PA         6,276                0                 0           6,276
         Detroit, MI                            5,694                0               108           5,802
         Suburban Washington, DC                4,277                0                 0           4,277
         Rochester, NY                          2,565            1,747               365           4,677
         Northern New Jersey                    2,520              352                 0           2,872
         Chicago, IL                            2,242                0                 0           2,242
         Long Island, NY                        1,933                0                 0           1,933
         Buffalo, NY                            1,644              156                 0           1,800
         Syracuse, NY                           1,565            1,486                 0           3,051
         South Bend, IN                           706              168                 0             874
         Albany/Hudson Valley, NY                 684              777                61           1,522
         Central VA                               664                0                 0             664
         Portland, ME                             595                0                 0             595
         Hamden, CT                               498                0                 0             498
         Delaware                                 432                0                 0             432
         Columbus, OH                             242              948                 0           1,190
         Western PA                               148            2,401                11           2,560
                                             --------            -----           -------          ------
         Total # of Units                      39,007            8,035             2,703          49,745
                                             ========            =====           =======          ======
           Total Number of Communities            143              132                18             293

         The Company's mission is to maximize shareholder value by acquiring, rehabilitating, and managing apartment communities while enhancing the quality of life for its residents, improving the broader communities in which the Company operates, providing employees with opportunities for growth and accomplishment, and demonstrating personal integrity and dedication at all times.

         The Company's business strategies include: (i) aggressively managing and improving its communities to achieve increased net operating income; (ii) acquiring additional apartment communities with attractive returns at prices significantly below replacement costs; and (iii) maintaining a conservative capital structure with cost effective access to the capital markets.

         Structure
         ---------

         The Company was formed in November, 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 2001, it owned a 62.9% interest in the Operating Partnership - one percent as sole general partner and the remainder as a limited partner through its wholly owned subsidiary, Home Properties Trust. A portion of the limited partner interests held by Home Properties Trust as of December 31, 2001 consisted of all of the Series B, C, D, and E Limited Partnership Units (3,150,000 units, or 7.3% of the total). Those preferred interests in the Operating Partnership have rights and preferences that mirror the rights and preferences of the holders of the related series of preferred shares in the Company held by GE Capital Equity Investment, Inc., an affiliate of Prudential Real Estate Investors, Teachers Insurance and Annuity Association of America, affiliates of AEW Capital Management and Pacific Life Insurance Company, and The Equitable Life Assurance Society of the United States. The remaining units (23,579,226 or 54.6% of the total) held by Home Properties Trust have basically the same rights as the other limited partner interests (the "Units") in the Operating Partnership. Those other Units are owned by certain individuals who received Units in the Operating Partnership as partial consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, as well as certain officers of the Company.

         The Operating Partnership is a New York limited partnership formed in December, 1993. Holders of Units in the Operating Partnership may redeem a Unit for one share of the Company's common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company. Management expects that it will continue to utilize Units as a form of consideration for a significant portion of its acquisition properties.

         Both of the Management Companies are Maryland corporations and, effective January 1, 2001, both converted to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. HP Management was formed in January, 1994 and HPRS was formed in December, 1995. As of December 31, 2001, the Operating Partnership held 95% of the economic interest in HP Management and 99% of the economic interest in HPRS. Nelson and Norman Leenhouts (the "Leenhoutses") hold the remaining five percent and one percent interest, respectively. The Management Companies manage, for a fee, certain of the residential, commercial and development activities of the Company and provide construction, development and redevelopment services for the Company.

         In September, 1997, Home Properties Trust ("QRS") was formed as a Maryland real estate trust and as a qualified REIT subsidiary, with 100% of its shares being owned by the Company. The QRS has been admitted as a limited partner of the Operating Partnership and the Company transferred all but one percent of its interest in the Operating Partnership to the QRS.

         The Company currently has approximately 2,000 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (585) 546-4900.

         Operating Strategies
         --------------------

         The Company will continue to focus on enhancing the investment returns of its Properties by: (i) acquiring apartment communities at prices below new construction costs and repositioning those properties for long-term growth; (ii) recycling assets by disposing of properties that have reached their potential or are less efficient to operate due to size or remote location; (iii) reinforcing its decentralized company philosophy by encouraging employees' personal improvement and by providing extensive training; (iv) enhancing the quality of living for the Company's residents by improving the quality of service and physical amenities available at each community every year; (v) readily adopting new technology so that the time and cost spent on administration can be minimized and the time spent attracting and serving residents can be maximized; (vi) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company has built its name-brand recognition; and (vii) engaging in aggressive cost controls and taking advantage of volume discounts, thus benefiting from economies of scale while constantly improving the level of customer service.

         Acquisition, Sale and Development Strategies
         --------------------------------------------

         The Company's core strategy is to grow primarily through acquisitions in geographic regions that have similar climates, easy access to the Company's headquarters, enough apartments available for acquisition to achieve a critical mass and minimal investment ownership by other apartment REITs. Targeted markets also possess other characteristics similar to the Company's existing markets, including a limited amount of new construction, acquisition opportunities below replacement costs, a mature housing stock and stable or moderate job growth. The Company expects that its growth will be focused in select metropolitan areas within the Northeast, Mid-Atlantic and Midwestern regions of the United States, where it has already established a presence. The six major metropolitan areas the Company will focus on include Baltimore/ Washington, Boston, Chicago, Detroit, New York, and Philadelphia. The Company expects to maintain or grow existing portfolios in other markets as economic/market conditions permit. Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties. The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios. It may also consider strategic investments in other apartment companies.

         During 2001, the Company completed the sale of 14 communities with a total of 2,855 units for a total consideration of approximately $122 million. The properties sold were either in slower growth markets or less efficient to operate due to their remote locations and/or smaller size Over 50% of the properties sold were in the Upstate New York Region. The Company was able to achieve targeted price levels and reinvest the proceeds at higher returns. The Company reinvested proceeds by repurchasing 1.2 million common shares and UPREIT Units at an aggregate cost of $32.5 million, or an average of $27.08 per share/unit. In addition, the Company recycled the proceeds from those properties that were expected to produce an unleveraged internal rate of return ("IRR") from 9% to 10% with the purchase of properties expected to produce an unleveraged IRR of at least 12%. Several of the properties sold were originally acquired through UPREIT transactions; as a result, Section 1031 exchanges were used to defer taxable gains of the UPREIT investor.

         The Company will continue to contemplate the sale of several of its mature communities. The Company has identified seven communities with over 1,700 units for potential sale during 2002. The total estimated value of these communities is $100 million. The communities are spread over several markets, where they are less efficient to operate due to their remote locations and/or their small size. The Company will not sell these properties; however, unless it achieves targeted prices at levels which would allow it to reinvest the proceeds at higher returns by making acquisitions with repositioning potential. Several of these properties were originally acquired through UPREIT transactions, so that sales will have to be matched with suitable acquisitions using tax deferred exchanges.

          Effective December 31, 2000, the Company sold its affordable housing development operations to Conifer, LLC. With the growth in the Company's owned portfolio of market-rate properties, the Company concluded that the affordable development activities required a disproportionate allocation of financial and management resources. The Company intends to minimize its involvement in the complex development and re-development of apartment communities utilizing various government programs. However, the Company retained the property management operations for 8,325 apartment units in 136 existing affordable communities. These activities are expected to generate ongoing management fees, incentive management fees and participation in residual value. They also increase the Company's volume purchasing ability, and position the Company to build market rate or affordable communities when and if market factors warrant.

          Financing and Capital Strategies
          --------------------------------

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

          On December 31, 2001, the Company's debt was approximately $993 million and the debt-to-total market capitalization ratio was 41% based on the year-end closing price of the Company's stock of $31.60. The weighted average interest rate on the Company's mortgage debt as of December 31, 2001 was 7.2% and the weighted average maturity was approximately ten years. Debt maturities are staggered, ranging from August, 2002, through June, 2036. As of December 31, 2001, the Company had an unsecured line of credit facility from M&T Bank of $100 million. This facility is available for acquisition and other corporate purposes and bears an interest rate at 1.25% over the one-month LIBOR rate. As of December 31, 2001, there was $33 million in outstanding borrowings on the line of credit.

          Management expects to continue to fund a significant portion of its continued growth by taking advantage of its UPREIT structure and using Units as currency in acquisition transactions. The Company issued approximately $19 million worth of Units as partial consideration in acquisition transactions during 2001.

          The Company also intends to continue to pursue other equity transactions to raise capital with limited transaction costs. In 2000, an aggregate of $115 million of Series C, D and E Convertible Cumulative Preferred Stock ("Series C Preferred", "Series D Preferred" and "Series E Preferred") was issued in four private sales to an affiliate of Prudential Real Estate Investors, Teachers Insurance and Annuity Association of America, an affiliate of AEW Capital Management, and Pacific Life Insurance Company, and The Equitable Life Assurance Society of the United States.

          The Company raised approximately $32 million in 2001 under its Dividend Reinvestment and Direct Stock Purchase Plan (the "Dividend Reinvestment Plan"). Effective April 10, 2001, the Dividend Reinvestment Plan was amended to reduce the discount from the current market price from 3% to 2%. The maximum amount that can be invested without the Company's prior approval was reduced from $5,000 to $1,000. These changes were implemented to minimize amounts raised under the Dividend Reinvestment Plan at a time when the Company's common stock was trading below the Company's estimate of net asset value.

          In 2001, the Company also announced a 1,000,000 share increase in management's authorization to buy back the Company's outstanding common stock. Shares may be repurchased through the open market or in privately-negotiated transactions. The Company's strategy is to opportunistically repurchase shares at a discount to its underlying net asset value, thereby continuing to build value for long-term shareholders. In 2001, the Company repurchased 754,600 of its shares of common stock for an aggregate price of $20,600,000 (an average of

          $27.32 per share) and 436,700 UPREIT Units at an aggregate cost of $11,900,000 (an average of $27.25 per unit).

          Competition
          -----------

          The Company competes with other multifamily owners and operators and other real estate companies in seeking properties for acquisition, and potential residents. The Company's Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction will enable it to continue to maintain its occupancy levels. The Company also believes that the moderate level of new construction of multifamily properties in its markets in 2001 will not have a material adverse effect on its turnover rates, occupancies or ability to increase rents and minimize operating expenses. To date, the Company has faced limited competition in acquiring properties from other REITs or other operators from outside its regional focus. The Company may encounter competition as it seeks attractive properties in broader geographic areas. Given the perceived depth of available opportunities, management does not believe that increased competition will result in the Company's not being able to meet its growth expectations.

          Market Environment
          ------------------

          From the IPO through 2000, the markets in which Home Properties operates could be characterized as stable, with moderate levels of job growth. During 2001, the national recession resulted in negative job growth for both the country as a whole and the Company's markets. The Company's markets compared favorably to national averages, with a 0.4% reduction in jobs verses a 0.8% reduction nationally.

          New construction in the Company's markets is low, relative to the existing multifamily housing stock and, for the past two decades, has been limited, with most of the existing housing stock built before 1980. Zoning restrictions, a scarcity of land and high construction costs make new development difficult to justify in many of the Company's markets. In 2001, Home Properties' markets represented 18% of the total estimated existing U.S. multifamily housing stock, but only 11% of the country's estimated net new supply of multifamily housing units. In addition, after considering the obsolescence of older communities and the conversion of rental housing to condominiums or co-ops, historically, the net increase in the multifamily rental housing stock in the Company's markets represented only a fraction of the estimated number of new units needed to satisfy increased demand. In 2001, the recession reversed historical trends, with a net oversupply created.

          In 2000, net new multifamily supply as a percent of net new multifamily demand in the Home Properties markets was approximately 49%, compared to a national average of 98%. In 2001, both the national and the Company's markets have resulted in an estimated oversupply. The 2001 demand (oversupply) for the Company's markets relative to estimated net new multifamily supply still compares favorably to national averages.

          The third to the last column in the Multifamily Supply and Demand table on page 10 shows the net new multifamily supply as percent of existing multifamily housing stock. In the Company's markets, net new supply only represents 0.6% of the existing multifamily housing stock. This compares to the national average net new multifamily supply estimates at 0.9% of the multifamily housing stock.

          The information on the Market Demographics table on page 9 was compiled by the Company from the sources indicated on the table. The methods used includes estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate. There can also be no assurance that the historical information included on the table will be consistent with future trends.

                              Market Demographics

                                                           December    December                               2001
                                                             Job         Job                               Multifamily
                                                            Growth      Growth                     2001  Units as a % of     2001
                                      % of       2001      Trailing    Trailing     December      Median     Total       Multifamily
               MSA Market Area        Owned   Number of   12 Months    12 Months  Unemployment     Home     Housing        Housing
                                      Units  Households   % Change      Actual       Rate         Value     Stock(4)       Stock (5)
          --------------------------------------------------------------------------------------------------------------------------
          Baltimore, MD               16.2%      986,132   (0.2%)       (2,400)      4.6%        135,791     18.5%          195,517
          Eastern PA (1)              16.1%    2,152,817   (0.5%)      (14,900)      4.4%        139,280     15.4%          358,676
          Detroit, MI                 14.6%    1,705,100   (1.9%)      (42,700)      5.2%        111,224     15.8%          286,065
          Northern VA/DC              11.0%    1,880,198    1.0%        27,600       5.7%        206,556     30.5%          619,894
          Downstate NY (2)             6.7%    1,575,811    0.2%         4,900       3.6%        272,201     14.4%          247,788
          Rochester, NY                6.6%      422,892   (1.7%)       (9,300)      5.3%        103,405     13.3%           60,274
          Northern NJ (3)              6.5%    2,133,193   (0.2%)       (6,800)      4.4%        235,687     18.4%          425,089
          Chicago, IL                  5.8%    2,998,772   (1.0%)      (41,700)      5.8%        163,964     28.2%          904,000
          Buffalo, NY                  4.2%      471,554   (0.6%)       (3,500)      5.5%         90,947     10.8%           54,720
          Syracuse, NY                 4.0%      276,390   (0.5%)       (1,900)      5.2%         88,732     14.9%           45,475
          South Bend, IN               1.8%      101,016   (0.6%)         (800)      4.9%         78,228     12.7%           13,780
          Central/Southern VA          1.7%      989,880   (0.1%)       (1,000)      3.6%        110,869     18.7%          201,092
          Portland, ME                 1.5%       99,448    2.3%         3,600       3.8%        168,040     15.9%           18,172
          Hamden, CT                   1.3%      208,457    0.0%           100       3.1%        204,861     19.8%           45,331
          Delaware                     1.1%      225,394   (0.8%)       (2,700)      3.1%        140,102     17.5%           42,048
          Columbus, OH                 0.6%      598,649   (0.3%)       (2,900)      3.2%        115,349     19.6%          126,376
          Pittsburgh, PA               0.4%      976,329   (0.5%)       (6,000)      4.2%         76,284     12.9%          137,378
          -------------------------------------------------------------------------------------------------------------------------
          Home Properties Markets    100.0%   17,802,032   (0.4%)     (100,400)      4.3%        143,619     17.4%        3,776,290
          -------------------------------------------------------------------------------------------------------------------------
          United States                      107,023,920   (0.8%)   (1,106,000)      5.8%        116,054     17.7%       21,175,897

            (5) see footnote subsequent page

          (1) Eastern Pennsylvania is defined for this report as Philadelphia, PA MSA & Allentown-Bethlehem-Easton MSA.
          (2) Downstate New York is defined for this report as the Hudson Valley Region of Dutchess Co MSA, Newburgh NY-PA MSA, Putnam & Ulster Counties; Long Island, NY (Nassau-Suffolk MSA); Westchester County MSA; & Rockland County MSA.
          (3) Northern New Jersey is defined for this report as Middlesex-Somerset-Hunterdon MSA, Bergen-Passaic MSA, Monmouth-Ocean MSA, & Newark MSA.
          (4) Based on the 1990 U.S. Census figures.
          Sources: Bureau of Labor Statistics (BLS); Claritas, Inc.; US Census Bureau - Manufacturing & Construction Div.;
          New York State Department of Labor, Div. Of Research and Statistics. Data collected is data available as of February 19, 2002 and in some cases may be preliminary.
          BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.
          Claritas Inc. is a leading provider of precision marketing solutions and related products/services.
          U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

                          Multifamily Supply and Demand

                                                                                Estimated     Estimated
                                                                     Estimated   Net New       Net New
                        Estimated                       Estimated      2001     Multifamily  Multifamily
                          2001          Estimated         2001         New      Supply as a   Supply as a Expected      Expected
                          New             2001           Net New    Multifamily  % of New     % of New     Excess        Excess
   MSA Market Area     Supply of       Multifamily     Multifamily  Household   Multifamily  Multifamily (Oversupply)    Revenue
                     Multifamily/(6)/Obsolescence/(7)/ Supply/(8)/  Demand/(9)/   Demand       Stock     Demand /(10)/ Growth /(11)/
------------------------------------------------------------------------------------------------------------------------------------
Baltimore, MD                  1,730              978        752         (296)  (254.1%)       0.4%        (1,048)       (0.5%)
Eastern PA /(1)/               2,656            1,793        863       (1,526)   (56.5%)       0.2%        (2,389)       (0.7%)
Detroit, MI                    2,564            1,430      1,134       (4,508)   (25.1%)       0.4%        (5,642)       (2.0%)
Northern VA/DC                 8,929            3,099      5,830        5,614    103.8%        0.9%          (215)       (0.0%)
Downstate NY /(2)/             2,106            1,239        867          471    184.2%        0.3%          (396)       (0.2%)
Rochester, NY                    329              301         27         (826)    (3.3%)       0.0%          (853)       (1.4%)
Northern NJ /(3)/              2,701            2,125        575         (832)   (69.1%)       0.1%        (1,408)       (0.3%)
Chicago, IL                    9,719            4,520      5,198       (7,853)   (66.2%)       0.6%       (13,052)       (1.4%)
Buffalo, NY                      554              274        280         (253)  (110.9%)       0.5%          (533)       (1.0%)
Syracuse, NY                     104              227       (124)        (189)    65.6%       (0.3%)          (65)       (0.1%)
South Bend, IN                    74               69          5          (68)    (7.7%)       0.0%           (73)       (0.5%)
Central/Southern VA            2,518            1,005      1,513         (125) (1214.9%)       0.8%        (1,638)       (0.8%)
Portland, ME                     117               91         26          382      6.8%        0.1%           356         2.0%
Hamden, CT                       119              227       (108)          13   (815.0%)      (0.2%)          121         0.3%
Delaware                         679              210        469         (316)  (148.6%)       1.1%          (785)       (1.9%)
Columbus, OH                   4,132              632      3,500         (379)  (922.2%)       2.8%        (3,879)       (3.1%)
Pittsburgh, PA                 1,534              687        847         (516)  (164.3%)       0.6%        (1,363)       (1.0%)
------------------------------------------------------------------------------------------------------------------------------------
Home Properties Markets       40,564           18,881     21,683      (11,424)  (189.8%)       0.6%       (33,106)       (0.9%)
------------------------------------------------------------------------------------------------------------------------------------
United States                305,282          105,879    199,402     (130,602)  (152.7%)       0.9%      (330,004)       (1.6%)

(1)-(4) see footnotes prior page

(5) 2001 Multifamily Housing Stock = 2001 total housing stock multiplied by the % of multifamily housing stock in each MSA market (based on 1990 U.S. Census figures).
(6) Estimated 2001 New Supply of Multifamily = Multifamily permits (2001 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).
(7) Estimated 2001 Multifamily Obsolescence = 0.5% of 2001 multifamily housing stock.
(8) 2001 Net New Multifamily Supply = Estimated 2001 New Supply of Multifamily - Estimated 2001 multifamily obsolescence. (9) 2001 New Multifamily Household Demand = Trailing 12 month job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/00-12/31/01) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on 1990 U.S. Census figures).
(10) Expected Excess Demand = Estimated 2001 New Multifamily Household Demand - Estimated 2001 Net New Multifamily Supply.
(11) Expected Excess Revenue Growth = Expected Excess Demand divided by 2001 Multifamily Housing Stock.

         Regulation
         ----------

         Many laws and governmental regulations are applicable to the Properties and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Non-compliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants. Management believes that the Properties are substantially in compliance with present ADA and FHAA requirements.

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

Item 2.  Properties
         ----------

         As of December 31, 2001, the Owned Properties consisted of 143 multifamily residential properties containing 39,007 apartment units. At the time of the IPO (August 4, 1994), Home Properties owned 11 communities containing 3,065 units and simultaneously with the closing of the IPO acquired an additional four communities containing 926 units. From the time just prior to the IPO to December 31, 2001, the Company experienced a compounded annualized growth rate of 41% in the number of apartment units it owned. In 2001, Home Properties acquired 2,820 apartment units in 10 communities for a total purchase price of approximately $212 million. Also in 2001, the Company sold 14 communities with a total of 2,855 units for total consideration of $122 million.

         The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased. Average economic occupancy at the Owned Properties held throughout 2000 and 2001 was 93.7% for 2001. The Owned Properties are typically two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to middle income and senior residents and the quality of the services it provides to such residents results in low turnover. Average turnover at the Owned Properties was approximately 45% for 2001, which is significantly below the national average of 65% for garden apartments.

         Resident leases are generally for one year terms. Security deposits equal to one month's rent are generally required.

         Certain of the Owned Properties secure mortgage loans. See Schedule III contained herein (F-34 to F-38).

         The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2001.

Communities Wholly Owned
and Managed by Home Properties


                                                                                           (2)         (3)         (4)
                                                          #      Age           Average     2001        2001        2001
                                                         Of      In     Year   Apt Size  % Mature   % Resident   Average %
Regional Area                                           Apts    Years   Acq    (Sq Ft)   Residents   Turnover    Occupancy
-------------------                                   ---------------------------------------------------------------------
                   Core Communities (1)
CT - Hamden        Apple Hill Apartments                 498     30     1998       789      22%          52%        95%
DE                 HP of Newark                          432     34     1999       856       8%          48%        84%
IL - Chicago       Colonies Apartments                   672     28     1998       656      12%          61%        94%
IL - Chicago       Colony Apartments                     783     29     1999       704       5%          56%        94%
IN - South Bend    Candlewood Apartments                 310     17     1998     1,000      53%          58%        91%
IN - South Bend    Maple Lane                            396     19     1999       950      77%          41%        84%
MD - Baltimore     Bonnie Ridge                          966     36     1999     1,023      50%          48%        94%
MD - Baltimore     Canterbury Apartments                 618     24     1999       933      12%          46%        96%
MD - Baltimore     Carriage House Apartments              50     36     1998       786      19%          40%        92%
MD - Baltimore     Country Village Apartments            344     31     1998       868      20%          56%        91%
MD - Baltimore     Falcon Crest                          396     33     1999       993      13%          66%        94%
MD - Baltimore     Gateway Village                       132     13     1999       965       4%          52%        96%
MD - Baltimore     Morningside Heights Apartments      1,050     37     1998       870       8%          40%        94%
MD - Baltimore     Owings Run                            504      6     1999     1,142       5%          54%        95%
MD - Baltimore     Rolling Park Apartments               144     29     1998     1,125      10%          37%        92%
MD - Baltimore     Selford Townhomes                     102     15     1999     1,115       4%          55%        93%
MD - Baltimore     Shakespeare Park                       82     19     1999       833      82%           9%        99%
MD - Baltimore     Timbercroft Townhomes                 284     30     1999       990      15%          13%        99%
MD - Baltimore     Village Square                        370     34     1999     1,045      10%          45%        97%
ME - Portland      Mill Co. Gardens                       96     51     1998       550      20%          37%        98%
ME - Portland      Redbank Village                       500     58     1998       836      25%          29%        95%
MI - Detroit       Canterbury Square                     336     30     1997       789       8%          53%        94%
MI - Detroit       Carriage Hill Apartments              168     36     1998       783      65%          49%        95%
MI - Detroit       Carriage Park Apartments              256     35     1998       777      40%          47%        96%
MI - Detroit       Charter Square                        494     31     1997       914      55%          51%        93%
MI - Detroit       Cherry Hill Club Apartments           164     30     1998       878       6%          52%        93%
MI - Detroit       Cherry Hill Village Apartments        224     36     1998       742      35%          51%        92%
MI - Detroit       Fordham Green                         146     26     1997       869      10%          61%        94%
MI - Detroit       Golfview Manor                         44     43     1997       662      34%          55%        95%
MI - Detroit       Greentrees Apartments                 288     31     1997       863       6%          53%        94%
MI - Detroit       Kingsley Apartments                   328     32     1997       792      15%          53%        91%
MI - Detroit       Lakes Apartments                      434     15     1999       948       2%          72%        89%
MI - Detroit       Oak Park Manor                        298     47     1997       887      10%          44%        94%
MI - Detroit       Parkview Gardens                      483     48     1997       731      25%          43%        94%
MI - Detroit       Scotsdale Apartments                  376     27     1997       790      47%          41%        97%
MI - Detroit       Southpointe Square                    224     31     1997       776      16%          46%        93%
MI - Detroit       Springwells Park                      303     61     1999     1,014      16%          54%        93%
MI - Detroit       Stephenson House                      128     35     1997       668      12%          57%        92%
MI - Detroit       Woodland Gardens                      337     36     1997       719       4%          58%        94%
NJ - Northern      East Hill Gardens                      33     44     1998       695      36%          55%        93%
NJ - Northern      Lakeview Apartments                   106     33     1998       492      21%          25%        98%
NJ - Northern      Oak Manor Apartments                   77     46     1998       775      20%          29%        97%
NJ - Northern      Pleasant View Gardens Apartments    1,142     34     1998       745       5%          30%        94%
NJ - Northern      Pleasure Bay Apartments               270     31     1998       667      15%          30%        95%

                                                            2000         2001          2000         12/31/01
                                                         Average %   Avg Mo Rent    Avg Mo Rent    Total Cost
Regional Area                                            Occupancy   Rate per Apt   Rate per Apt     (000)
-------------------                                      ----------------------------------------------------
CT - Hamden        Core Communities (1)
DE                 Apple Hill Apartments                     95%        $899            $804         $29,041
IL - Chicago       HP of Newark                              89%        $674            $592         $24,214
IL - Chicago       Colonies Apartments                       91%         640             602         $30,483
IN - South Bend    Colony Apartments                         98%         832             782         $46,664
IN - South Bend    Candlewood Apartments                     91%         681             660         $14,991
MD - Baltimore     Maple Lane                                90%         652             629         $19,423
MD - Baltimore     Bonnie Ridge                              88%         883             863         $57,671
MD - Baltimore     Canterbury Apartments                     97%         679             628         $27,098
MD - Baltimore     Carriage House Apartments                 96%         583             537         $ 1,415
MD - Baltimore     Country Village Apartments                95%         712             645         $16,513
MD - Baltimore     Falcon Crest                              89%         737             674         $17,001
MD - Baltimore     Gateway Village                           98%         887             804         $ 8,167
MD - Baltimore     Morningside Heights Apartments            93%         669             617         $46,720
MD - Baltimore     Owings Run                                93%         924             860         $38,558
MD - Baltimore     Rolling Park Apartments                   96%         714             654         $ 6,616
MD - Baltimore     Selford Townhomes                         96%         922             814         $ 6,328
MD - Baltimore     Shakespeare Park                         199%         610             616         $ 4,088
MD - Baltimore     Timbercroft Townhomes                     00%         650             623         $ 8,932
ME - Portland      Village Square                            97%         778             704         $17,225
ME - Portland      Mill Co. Gardens                          97%         597             546         $ 2,630
MI - Detroit       Redbank Village                           94%         655             604         $19,335
MI - Detroit       Canterbury Square                         98%         746             702         $15,424
MI - Detroit       Carriage Hill Apartments                  98%         761             720         $ 7,856
MI - Detroit       Carriage Park Apartments                  96%         707             671         $11,798
MI - Detroit       Charter Square                            97%         825             773         $26,577
MI - Detroit       Cherry Hill Club Apartments               96%         619             587         $ 6,501
MI - Detroit       Cherry Hill Village Apartments            96%         694             656         $ 9,461
MI - Detroit       Fordham Green                             93%         833             783         $ 7,576
MI - Detroit       Golfview Manor                            94%         532             499         $   801
MI - Detroit       Greentrees Apartments                     92%         644             606         $11,737
MI - Detroit       Kingsley Apartments                       94%         681             647         $15,797
MI - Detroit       Lakes Apartments                          96%         912             859         $27,643
MI - Detroit       Oak Park Manor                            98%         727             680         $12,127
MI - Detroit       Parkview Gardens                          95%         592             563         $10,118
MI - Detroit       Scotsdale Apartments                      97%         672             635         $15,125
MI - Detroit       Southpointe Square                        96%         627             594         $ 6,617
MI - Detroit       Springwells Park                          95%         957             917         $20,817
MI - Detroit       Stephenson House                          93%         662             634         $ 3,693
MI - Detroit       Woodland Gardens                          96%         735             689         $15,260
NJ - Northern      East Hill Gardens                         99%        1059             910         $ 2,334
NJ - Northern      Lakeview Apartments                       98%         916             844         $ 6,664
NJ - Northern      Oak Manor Apartments                      99%       1,332           1,185         $ 5,964
NJ - Northern      Pleasant View Gardens Apartments          95%         884             799         $63,216
NJ - Northern      Pleasure Bay Apartments                   97%         735             672         $10,387

                                                                          (2)         (3)         (4)
                                                     #    Age        Average   2001        2001        2001      2000
                                                     Of    In  Year Apt Size % Mature   % Resident   Average % Average %
 Regional Area                                      Apts Years Acq   (Sq Ft) Residents   Tumover    Occupancy  Occupancy
 ----------------                                  ---------------------------------------------------------------------
NJ - Northern          Royal Gardens                550   34   1997    800     10%        25%         97%        96%
NJ - Northern          Wayne Village                275   37   1998    725     49%        24%         96%        97%
NJ - Northern          Windsor Realty                67   49   1998    675     15%        39%         95%        95%
NY - Alb/Hudson Valley Carriage Hill                140   29   1996    845     30%        66%         97%        96%
NY - Alb/Hudson Valley Cornwall Park                 75   35   1996  1,320     13%        64%         94%        96%
NY - Alb/Hudson Valley Lakeshore Villas             152   27   1996    956      2%        57%         95%        93%
NY - Alb/Hudson Valley Patricia Apartments          100   28   1998    770     18%        31%         96%        98%
NY - Alb/Hudson Valley Sunset Gardens               217   31   1996    662     11%        61%         95%        89%
NY - Buffalo           Emerson Square                96   32   1997    650     29%        33%         98%        98%
NY - Buffalo           Idylwood                     720   32   1995    700     10%        66%         95%        96%
NY - Buffalo           Paradise Lane at Raintree    324   30   1997    676     10%        50%         96%        98%
NY - Buffalo           Raintree Island              504   30   1985    704     23%        44%         97%        97%
NY - Long Island       Coventry Village              94   27   1998    718     20%        32%         97%        97%
NY - Long Island       Lake Grove                   368   32   1997    879     21%        40%         97%        95%
NY - Long Island       Mid-Island Estates           232   37   1997    690     15%        27%         97%        97%
NY - Rochester         1600 East Avenue             164   43   1997    800     46%        47%         75%        77%
NY - Rochester         1600 Elmwood                 210   42   1983    891     16%        58%         93%        93%
NY - Rochester         Brook Hill                   192   30   1994    999      8%        48%         95%        94%
NY - Rochester         Finger Lakes Manor           153   31   1983    924     34%        65%         87%        92%
NY - Rochester         Newcastle Apartments         197   27   1982    873     23%        51%         92%        91%
NY - Rochester         Northgate, Manor             224   39   1994    800     13%        31%         85%        86%
NY - Rochester         Perinton Manor               224   32   1982    928     34%        46%         94%        96%
NY - Rochester         Pines of Perinton            508   25   1998    818     25%        31%         97%        98%
NY - Rochester         Riverton Knolls              240   28   1983    911      3%        42%         86%        85%
NY - Rochester         Spanish Gardens              220   28   1994  1,030     30%        31%         93%        94%
NY - Rochester         The Meadows                  113   31   1984    890     48%        43%         97%        96%
NY - Rochester         Woodgate Place               120   29   1997  1,100      6%        55%         96%        96%
NY - Syracuse          Candlewood Gardens           126   31   1996    855     20%        40%         95%        97%
NY - Syracuse          Conifer Village              199   23   1994    499     95%        12%        100%       100%
NY - Syracuse          Fairview Heights             210   38   1965    798      5%        37%         94%        94%
NY - Syracuse          Harborside Manor             281   29   1995    823      8%        49%         94%        95%
NY - Syracuse          Pearl Street                  60   31   1995    855      2%        60%         86%        91%
NY - Syracuse          Village Green                448   16   1994    908     29%        34%         89%        92%
NY - Syracuse          Westminster Place            240   30   1996    913     30%        59%         95%        96%
OH - Columbus          Weston Gardens               242   29   1998    804      5%        80%         85%        89%
PA - Philadelphia      Arbor Crossing               134   33   1999    667     25%        35%         95%        96%
PA - Philadelphia      Beechwood Gardens            160   35   1998    775     12%        33%         93%        96%
PA - Philadelphia      Cedar Glen Apartments        110   35   1998    726     15%        53%         92%        92%
PA - Philadelphia      Chesterfield Apartments      247   29   1997    812     10%        55%         94%        96%
PA - Philadelphia      Curren Terrace               318   31   1997    782     10%        50%         93%        94%
PA - Philadelphia      Executive House              100   37   1997    696     50%        49%         97%        95%
PA - Philadelphia      Glen Brook                   173   39   1999    689     20%        29%         97%        96%
PA - Philadelphia      Glen Manor                   174   26   1997    667     25%        51%         95%        96%
PA - Philadelphia      Hill Brook Place             274   34   1999    709     10%        46%         97%        97%
PA - Philadelphia      Lansdowne Group-
                       Karen Court(5)                49   39   1997    844
PA - Philadelphia      Lansdowne Group-
                       Landon Court(5)               44   32   1997    873



                                                           2001             2000        12/31/01
                                                       Avg Mo. Rent     Avg Mo Rent   Total Cost
 Regional Area                                         Rate per Apt    Rate per Apt     (000)
 ----------------                                      ------------    ------------   ----------
NJ - Northern          Royal Gardens                        902              847          $27,933
NJ - Northern          Wayne Village                        940              861          $17,727
NJ - Northern          Windsor Realty                       884              805          $ 4,466
NY - Alb/Hudson Valley Carriage Hill                        939              837          $ 6,343
NY - Alb/Hudson Valley Cornwall Park                      1,388            1,194          $ 6,562
NY - Alb/Hudson Valley Lakeshore Villas                     814              708          $ 6,977
NY - Alb/Hudson Valley Patricia Apartments                 1025              916          $ 5,971
NY - Alb/Hudson Valley Sunset Gardens                       707              646          $ 7,602
NY - Buffalo           Emerson Square                       593              566          $ 3,349
NY - Buffalo           Idylwood                             619              594          $23,847
NY - Buffalo           Paradise Lane at Raintree            629              603          $11,473
NY - Buffalo           Raintree Island                      649              625          $17,814
NY - Long Island       Coventry Village                    1092              994          $ 4,823
NY - Long Island       Lake Grove                          1120              992          $27,379
NY - Long Island       Mid-Island Estates                   956              888          $13,004
NY - Rochester         1600 East Avenue                   1,334            1,320          $14,000
NY - Rochester         1600 Elmwood                         856              823          $12,336
NY - Rochester         Brook Hill                           860              843          $11,564
NY - Rochester         Finger Lakes Manor                   773              745          $ 8,561
NY - Rochester         Newcastle Apartments                 743              719          $11,160
NY - Rochester         Northgate, Manor                     675              650          $10,653
NY - Rochester         Perinton Manor                       791              764          $12,061
NY - Rochester         Pines of Perinton                    522              522          $ 9,882
NY - Rochester         Riverton Knolls                      848              820          $14,049
NY - Rochester         Spanish Gardens                      665              641          $12,489
NY - Rochester         The Meadows                          667              641          $ 5,527
NY - Rochester         Woodgate Place                       757              727          $ 5,705
NY - Syracuse          Candlewood Gardens                   540              518          $ 3,714
NY - Syracuse          Conifer Village                      566              566          $ 9,361
NY - Syracuse          Fairview Heights                     813              780          $10,905
NY - Syracuse          Harborside Manor                     620              595          $ 9,484
NY - Syracuse          Pearl Street                         534              511          $ 1,736
NY - Syracuse          Village Green                        654              630          $18,363
NY - Syracuse          Westminster Place                    611              576          $ 8,501
OH - Columbus          Weston Gardens                       546              513          $ 8,568
PA - Philadelphia      Arbor Crossing                       701              659          $ 6,134
PA - Philadelphia      Beechwood Gardens                    683              625          $ 5,220
PA - Philadelphia      Cedar Glen Apartments                521              462          $ 3,739
PA - Philadelphia      Chesterfield Apartments              765              714          $12,643
PA - Philadelphia      Curren Terrace                       800              756          $17,057
PA - Philadelphia      Executive House                      832              798          $ 6,249
PA - Philadelphia      Glen Brook                           676              634          $ 7,125
PA - Philadelphia      Glen Manor                           671              616          $ 6,642
PA - Philadelphia      Hill Brook Place                     699              652          $12,802
PA - Philadelphia      Lansdowne Group-
                       Karen Court(5)
PA - Philadelphia      Lansdowne Group-
                       Landon Court(5)

Communities Wholly Owned
and Managed by Home Properties


                                                                                                    (2)        (3)        (4)
                                                                #        Age           Average      2001       2001       2001
                                                                Of        In   Year    Apt Size %  Mature   % Resident  Average %
  Regional Area                                                Apts     Years   Acq     (Sq Ft)   Residents   Tumover   Occupancy
 ----------------                                           -----------------------------------------------------------------------
PA - Philadelphia     Lansdowne Group-Marshall House (5)        63        73   1997       653         27%        46%        92%
PA - Philadelphia     Lansdowne Group-Patricia Court (5)        66        34   1997       838
PA - Philadelphia     New Orleans Park                         308        31   1997       693         18%        46%        93%
PA - Philadelphia     Racquet Club East Apartments             467        31   1998       850         14%        39%        96%
PA - Philadelphia     Racquet Club South                       103        33   1999       821          8%        51%        95%
PA - Philadelphia     Ridgeway Court                            66        29   1999       800         15%        58%        90%
PA - Philadelphia     Ridley Brook                             244        40   1999       731         28%        33%        98%
PA - Philadelphia     Sherry Lake Apartments                   298        37   1998       811         20%        39%        96%
PA - Philadelphia     Springwood Apartments                     77        28   1997       755         35%        75%        88%
PA - Philadelphia     Valley Park South                        384        29   1996       987         25%        57%        94%
PA - Philadelphia     Valley View Apartments                   176        29   1997       769         20%        80%        94%
PA - Philadelphia     Village Square                           128        29   1997       795         15%        68%        92%
PA - Western          Cloverleaf Village                       148        44   1997       716         25%        50%        89%
VA - Central          Carriage Hill                            664        35   1999       949         91%        20%        93%
VA - Suburban DC      Braddock Lee Apartments                  254        47   1998       758         15%        31%        95%
VA - Suburban DC      Manor, The                               198        28   1999       844          5%        49%        95%
VA - Suburban DC      Park Shirlington Apartments              294        47   1998       758         12%        29%        97%
VA - Suburban DC      Pavilion Apartments                      432        34   1999       951         40%        31%        91%
VA - Suburban DC      Seminary Hill                            296        42   1999       884          4%        40%        94%
VA - Suburban DC      Seminary Towers                          548        38   1999       875         12%        43%        94%
VA - Suburban DC      Tamarron Apartments                      132        15   1999     1,097          9%        44%        97%

               Core Communities Total/Weighted Avg          30,802        33              837         21%        45%        94%

                                                             2000        2001         2000        12/31/01
                                                           Average %  Avg Mo Rent  Avg Mo Rent   Total Cost
  Regional Area                                            Occupancy  Rate per Apt Rate per Apt    (000)
 ----------------                                          ------------------------------------------------
PA - Philadelphia     Lansdowne Group-Marshall House (5)      95%          695          652      $    9,792
PA - Philadelphia     Lansdowne Group-Patricia Court (5)
PA - Philadelphia     New Orleans Park                        95%          704          657      $   15,465
PA - Philadelphia     Racquet Club East Apartments            96%          846          802      $   28,023
PA - Philadelphia     Racquet Club South                      93%          728          668      $    5,306
PA - Philadelphia     Ridgeway Court                          93%          683          645      $    2,430
PA - Philadelphia     Ridley Brook                            98%          715          669      $   11,054
PA - Philadelphia     Sherry Lake Apartments                  96%          954          888      $   20,570
PA - Philadelphia     Springwood Apartments                   92%          663          629      $    3,153
PA - Philadelphia     Valley Park South                       96%          859          792      $   22,134
PA - Philadelphia     Valley View Apartments                  93%          724          688      $    8,707
PA - Philadelphia     Village Square                          95%          797          733      $   6 ,662
PA - Western          Cloverleaf Village                      89%          595          572      $    5,015
VA - Central          Carriage Hill                           95%          763          763      $   38,609
VA - Suburban DC      Braddock Lee Apartments                 94%          950          839      $   15,996
VA - Suburban DC      Manor, The                              93%          860          754      $    8,822
VA - Suburban DC      Park Shirlington Apartments             96%          979          872      $   18,328
VA - Suburban DC      Pavilion Apartments                     95%        1,224        1,115      $   41,494
VA - Suburban DC      Seminary Hill                           94%          999          886      $   15,155
VA - Suburban DC      Seminary Towers                         94%         1015          896      $   31,200
VA - Suburban DC      Tamarron Apartments                     99%          933          875      $   10,140

               Core Communities Total/Weighted Avg            94%      $   776     $    724      $1,536,161


(1) "Core Communities" represents the 30,802 apartment units owned consistently throughout 2000 and 2001.
(2) "Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 2001.
(3) "Resident Turnover" reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 2000 and 2001. For communities acquired during 2000 and 2001, this is the average occupancy from the date of acquisition.
(5) The Lansdowne Group consolidated figures are reflected in the Marshall House line.

Communities Wholly Owned
and Managed by Home Properties

                                                                                                             2001   2000
                                                                                                             Avg    Avg
                                                                                                             Mo     Mo.
                                                                      (2)       (3)        (4)               Rent   Rent
                                            #   Age        Average   2001      2001       2001     2000      Rate   Rate  12/31/01
                                           of   in   Year Apt Size % Mature  % Resident Average % Average %  per    per   Total Cost
Regional Area                             Apts Years Acq  (Sq Ft)  Residents  Turnover  Occupancy Occupancy  Apt.   Apt.    (000)
--------------                            ---- ----- ---  -------  --------- --------  ---------  ---------  ----   ---     -----
                  2000 Acquisition
                  Communities
IL - Chicago      Blackhawk                371   41  2000    860        9%      46%         97%      96%   $  795   $ 742  $ 19,521
IL - Chicago      Cypress Place            192   32  2000    855       12%      37%         96%     100%      840     634  $ 11,126
MD - Baltimore    Old Friends               51  114  2000    834        2%      55%         94%      96%      718     666  $  2,320
MI - Detroit      Bayberry                 120   35  2000    950       10%      53%         94%      98%      765     725  $  6,284
MI - Detroit      Deerfield Woods          144   26  2000    800       31%      40%         96%      98%      752     707  $  6,396
MI - Detroit      Hampton Court            182   30  2000    972        5%      73%         89%      89%      610     577  $  7,255
MI - Detroit      Macomb Manor             217   33  2000    867       20%      35%         97%      97%      648     625  $  9,390
NY - Long Island  Bayview/Colonial         160   35  2000    882       45%      37%         93%      98%      872     782  $ 11,469
NY - Long Island  Eastwinds                 96   36  2000    888       45%      48%         88%      97%      887     781  $  7,000
NY - Long Island  Maple Tree                84   51  2000    937       45%      33%         91%      97%      945     829  $  5,874
NY - Long Island  Ryder Apartments          24   41  2000    817       45%      29%         95%      96%      924     850  $  1,632
NY - Long Island  Southbay Manor            61   42  2000    849       45%      66%         77%      90%    1,083     875  $  4,987
NY - Long Island  Terry Apartments          65   26  2000    722       60%      25%         95%      98%      903     806  $  4,268
PA - Philadelphia Home Properties
                   of Bryn Mawr            316   51  2000    900       25%      55%         91%      95%      936     837  $ 27,076
PA - Philadelphia Home Properties of
                   Castle Club             158   35  2000    974       10%      34%         98%      98%      741     693  $ 10,940
PA - Philadelphia Home Properties of
                   Devon                   628   39  2000   1299        1%      45%         92%      94%      996     891  $ 50,044
PA - Philadelphia Home Properties of
                   Golf Club               399   33  2000    821       10%      55%         91%      93%      897     804  $ 31,456
PA - Philadelphia William Henry            363   31  2000    900       20%      38%         88%      95%      950     831  $ 31,229
PA - Philadelphia Home Properties of
                    Trexler Park           249   28  2000   1000       15%      66%         91%      95%      906     808  $ 18,526
VA - Suburban DC  East Meadow              150   31  2000   1035       20%      59%         96%      98%    1,148   1,018  $ 13,261
VA - Suburban DC  Elmwood Terrace          504   29  2000   1038       18%      45%         91%      92%      709     657  $ 21,863
VA - Suburban DC  Orleans Village          851   34  2000   1040        8%      39%         96%      99%    1,035     966  $ 72,629

                  2000 Total/Weighted
                  Average                5,385   39          978       16%      46%         93%      96%   $  886  $  802  $374,545

(1) "Core Communities" represents the 30,802 apartment units owned consistently throughout 2000 and 2001.
(2) "Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 2001.
(3) "Resident Turnover" reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 2000 and 2001. For communities acquired during 2000 and 2001, this is the average occupancy from the date of acquisition.
(5) The Lansdowne Group consolidated figures are reflected in the Marshall House line.

Communities Wholly Owned
and Managed by Home Properties


                                                                                                            2001   2000
                                                                                                            Avg    Avg
                                                                                                            Mo     Mo.
                                                                     (2)       (3)        (4)               Rent   Rent
                                           #   Age        Average   2001      2001       2001     2000      Rate   Rate  12/31/01
                                          of   in   Year Apt Size % Mature  % Resident Average % Average %  per    per   Total Cost
Regional Area                            Apts Years Acq  (Sq Ft)  Residents  Turnover  Occupancy Occupancy  Apt.   Apt.    (000)
--------------                           ---- ----- ---  -------  --------- --------  ---------  ---------  ----   ---     -----
                 2001 Acquisition
                 Communities
IL - Chicago     Courtyards              224    30  2001    673       5%        51%       95%       N/A    $  798   N/A  $   13,251
MD - Baltimore   Fenland Field           234    31  2001    934      10%        48%       95%       N/A       851   N/A  $   14,783
MD - Baltimore   Mill Town Village
                 Apartments              384    28  2001    812       7%        46%       86%       N/A       579   N/A  $   18,191
MD - Baltimore   The Manor               435    32  2001   1017      10%        44%       97%       N/A     1,004   N/A  $   36,594
MD - Baltimore   Woodholme Manor         176    32  2001    825      10%        36%       95%       N/A       552   N/A  $    6,167
NY - Long Island Devonshire Hills        297    33  2001    803      45%        22%       94%       N/A     1,610   N/A  $   47,911
NY - Long Island Southern Meadows        452    30  2001    810      45%        50%       97%       N/A     1,146   N/A  $   41,056
VA - Suburban DC Virginia Village        344    34  2001   1028       6%        64%       89%       N/A     1,053   N/A  $   28,345
VA - Suburban DC Wellington Lakes        160    30  2001    675       7%        83%       95%       N/A       679   N/A  $    6,491
VA - Suburban DC Wellington Woods        114    29  2001    688       4%        47%       98%       N/A       691   N/A  $    4,638

                 2001 Total/Weighted
                 Average               2,820    31          884      18%        48%       94%       N/A    $  896   N/A  $  217,427

                 Owned Portfolio
                 Total/Weighted Avg   39,007   25           860      20%        45%       94%       94%    $  798  $736  $2,128,134

(1) "Core Communities" represents the 30,802 apartment units owned consistently throughout 2000 and 2001.
(2) "Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 2001.
(3) "Resident Turnover" reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.
(4) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 2000 and 2001. For communities acquired during 2000 and 2001, this is the average occupancy from the date of acquisition.
(5) The Lansdowne Group consolidated figures are reflected in the Marshall House line.

         Property Development
         --------------------

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

         Effective December 31, 2000, the Company sold its affordable housing development operations to Conifer, LLC. Conifer, LLC is led by Richard
         J. Crossed, a former Executive Vice President and former director of the Company. The Company retained property management operations for 8,325 apartment units in 136 existing affordable communities.

         The Company has retained the ability to develop new communities, both affordable and market rate, but does not plan to focus on this activity. Rather, it plans to engage in development activity only on a very selective basis.

         Property Management
         -------------------

         As of December 31, 2001, the Managed Properties consist of: (i) 8,035 apartment units where Home Properties is the general partner of the entity that owns the property; (ii) 2,703 apartment units managed for others; (iii) commercial properties managed for an affiliate which contain approximately 2.2 million square feet of gross leasable area;
         (iv) a master planned community managed for an affiliate known as Gananda; (v) a 140-lot Planned Unit Development managed for an affiliate known as College Greene; (vi) a 202-lot Planned Unit Development managed for an affiliate known as Riverton; and (vii) 153 acres of vacant land in Old Brookside, the development of which, if it occurs, will be managed by HP Management. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

         The table on the following pages details managed communities broken down by market area.

Managed Communities by Market Area
----------------------------------


Communities Managed as General Partner
Community Name                               City                    # of
--------------                               ----
                                                                    Apts.
                                                                    ----
UPSTATE NEW YORK
Buffalo, NY Area
Linda Lane Apartments                        Cheektowaga             156

Rochester, NY Area
Abraham Lincoln                              Rochester                69
Ambassador Apartments                        Rochester                54
Chevy Place                                  Rochester                77
College Greene Senior Apartments             N. Chili                110
East Court Apartments                        Rochester                85
Ellis Hollow                                 Ithaca                  100
Evergreen Hills                              Macedon                 232
Fort Hill                                    Canandaigua              57
Geneva Garden Apartments                     Geneva                   53
Highland Park                                Dundee                   91
Huntington Park Apartments                   Rochester                75
Jefferson Park                               Fairport                 69
Lima Manor Apartments                        Lima                     32
Linderman Creek                              Ithaca                   56
Monica Place                                 Rochester                21
Nichols Schoolhouse Apartments               Nichols                  13
Sandy Creek                                  Albion                   24
Springside Meadows Apartments                West Henrietta           54
St. Bernard's Park                           Rochester                59
St. Bernard's Park II                        Rochester                88
St. Michael's Senior Housing                 Rochester                28
Totiakton Manor                              Honeoye Falls            56
Village Square                               Painted Post             75
Walnut Hill                                  Dundee                   59
Washington Park                              Castile                  24
YWCA                                         Rochester                86

Syracuse, NY Area
Candlelight Lane Apartments                  Liverpool               244
Canton Manor Apartments                      Canton                   30
Champion Apartments                          West Carthage            32
Champion Apartments II                       West Carthage            32
Church Street Apartments                     Port Byron               39
Circle Drive Apartments I                    Sidney                   32
Circle Drive Apartments II                   Sidney                   24
Hunters Run                                  Dexter                   40
LaFarge Senior Housing                       Lafargeville             24
Ledges                                       Evans Mills             100
Lenox Landing                                Syracuse                 32
Macartovin                                   Utica                    66
Mayrose Apartments                           Oneonta                  32
Meadowview I                                 Central Square           60
Meadowview II                                Central Square           46
Meadowview III                               Central Square           24
Northcliffe Apartments                       Cortland                 58
Norwich Senior Housing                       Norwich                  32
Oak Square Apartments                        Oneonta                  30
Penet Square Apartments                      Lafargeville             24
Pontiac Terrace Apartments                   Oswego                   70
Read Memorial Senior Apartments              Hancock                  28
Schoolhouse Apartments                       Waterville               56
Schoolhouse Gardens                          Groton                   28
Sherburne Senior Housing                     Sherburne                29
Wedgewood Apartments                         Kirkville                70
Wedgewood II Senior Apartments               Kirkville                24
Windsor Place Apartments                     N. Syracuse             180

Albany/Hudson Valley NY Area
Adam Lawrence Apts                           Corinth                  40
Albert Carriere Apartments                   Rouses Point             56
Apple Meadow Village                         Hudson                   48
Apple Meadow Village II                      Hudson                   10
Black Brook Senior Housing                   Au Sable Forks           24
Bonnie View Terrace Apts                     Wilmington               24
Albany/Hudson Valley NY Area (Continued)
Cynthia Meadows                              Greenwich                36

Communities Managed as General Partner
Community Name                               City                    # of
--------------                               ----
                                                                    Apts.
                                                                    ----

Greencourt Apartments                        Mt. Vernon               76
Hillside Terrace                             Poughkeepsie             64
Lakeside Manor Apartments                    Schroon Lake             24
Louis Apartments                             Coxsackie                24
Maple Ridge Senior Housing                   Malone                   40
Peppertree Apartments                        Coxsackie                24
Peppertree Park                              Coxsackie                24
Riverwood Apartments I                       Stillwater               24
Riverwood Apartments II                      Stillwater               24
Roderick Rock Senior Housing                 Rouses Point             24
South 15th Apartments                        Mt. Vernon               66
Terrace View Apartments                      Yonkers                  48
Trinity Senior Apartments                    Yonkers                  45
Webster Manor Apts                           Malone                   32

Other New York State Areas
Managed Out of the Erie, PA Office
Arcade Manor                                 Arcade                   24
Belmont Village Court                        Belmont                  24
Blairview Apartments                         Blairsville              42
Bolivar Manor                                Bolivar                  24
Canisteo Manor                               Canisteo                 24
Carrollton Heights                           Limestone                18
Cattaraugus Manor                            Cattaraugus              24
Little Valley Estates                        Little Valley            24
Maple Apartments                             Alfred                   24
Maple Leaf Apartments                        Franklinville            24
Portville Manor                              Portville                24
Portville Square                             Portville                24
Yorkshire Corners                            Delevan                  24

WESTERN PENNSYLVANIA
Erie, PA Area
Arlington Manor                              Greenville               48
Brandy Spring Apartments                     Mercer                   40
Bridgeview Apartments                        Emlenton                 36
Connellsville Heights                        Connellsville            36
Creekside Apartments                         Leechburg                30
Derry Round House                            Derry                    26
Freedom Apartments                           Ford City                28
Green Meadow Apartments (Knolls)             Pittsburgh            1,072
Greenwood Apartments                         Mt. Pleasant             36
Harrison City Commons                        Harrison City            38
Independence Apartments                      Mt. Pleasant             28
Lake City Apartments                         Lake City                44
Lake Street Apartments                       Girard                   32
Liberty Apartments                           Brookville               28
Lincoln Woods Apartments                     Warren                   44
Little Creek (Isabella Estates)              Saxonburg                26
Mercer Manor                                 Mercer                   26
Millwood Arms                                Ford City                28
Oswayo Apartments                            Shinglehouse             18
Parkview Apartments                          Brookway                 24
Rivercourt Apartments                        Tionesta                 18
Scottdale Plaza Apartments                   Scottdale                22
Seneca Woods Apartments                      Seneca                   40
Sheffield Country Manor                      Sheffield                24
Silver Maples Apartments                     Ulysses                  24
Summit Manor                                 Cresson                  24
Taylor Terrace                               W. Pittsburgh            30
Tionesta Manor                               Tionesta                 36
Tower View Apartments                        Tower City               25
Townview Apartments                          St. Mary's               36
Tremont Station                              Tremont                  24
Washington Street Apartments                 Conneautville            30
Woodside Apartments                          Grove City               32
Wright Village                               Sandy Lake               24

INDIANA
Dunedin Apartments                           South Bend              168

Communities Managed as General Partner
Community Name                    City            # of
--------------                    ----            Apts.
                                                  -----

NORTHERN/CENTRAL OHIO
Briggs/Wedgewood Apartments       Columbus         868
Sunset West Apartments            Conneaut          40
Villas of Geneva                  Geneva            40

NEW JERSEY
Leland Gardens                    Plainfield       256
Millstream Apartments             Washington        96
                                  Township
Total Communities Managed
   as General Partner

                                                 8,035

--------------------------------------------------------------------------------

Communities Fee Managed
Community Name                    City            # of
--------------                    ----            Apts.

UPSTATE NEW YORK
Rochester, NY Area
Bernard Housing                   Dansville         32
Fight Village                     Rochester        246
Glen Valley Apartments            Watkins Glen      32
Hudson Housing                    Rochester         55

Albany, NY Area
Council Meadows                   Burnt Hills       25
Green Meadow Apts                 Chester           36

WESTERN PENNSYLVANIA
Erie, PA Area
Rose Square                       Connellsville     11

BALTIMORE, MD
2400 Pennsylvania Avenue          Washington       103
Allenbee Garden Apartments        Forestville       36
Annapolis Roads Apartments        Annapolis        282
Chesapeake Bay Apartments         Annapolis        108
Dunfield Townhomes                Baltimore        312
Fox Hall                          Baltimore        720
Green Ridge House                 Greenbelt        101
Hyattsville House                 Hyattsville       65
Silver Hill Gardens               Suitland         324
Towne Crest Apartments            Gaithersburg     107

DETROIT, MI
Woodward Heights Apartments       Royal Oak        108



Total Communities Fee Managed                    2,703

         Supplemental Property Information
         ---------------------------------

         At December 31, 2001, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2001.

Item 3.  Legal Proceedings
------   -----------------

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

Item 4.  Submission of Matters to Vote of Security Holders
------   -------------------------------------------------

         None.

Item 4A. Executive Officers and Key Employees
-------  ------------------------------------
         The following table sets forth, as of February 25, 2002, the eight executive officers and certain of the key employees of the Company, together with their respective ages, positions and offices.

         Name                        Age     Position
         -----                       ---     --------------
         Norman P. Leenhouts         66      Chairman, Co-Chief Executive Officer and Director of
                                             Home Properties, Chairman and Director of HP Management and
                                             Chairman and Director of HP Resident Services

         Nelson B. Leenhouts         66      President, Co-Chief Executive Officer and Director of
                                             Home Properties, President, Chief Executive Officer and Director

                                             of HP Management and Director and President of HP Resident
                                             Services

         Edward J. Pettinella        50      Executive Vice President and Director of Home Properties

         David P. Gardner            46      Senior Vice President and Chief Financial Officer of
                                             Home Properties, HP Resident Services and HP Management

         Ann M. McCormick            45      Senior Vice President, General Counsel and Secretary of
                                             Home Properties and HP Management and General Counsel and
                                             Secretary of HP Resident Services

         Scott A. Doyle              40      Senior Vice President, Residential Property Management of
                                             Home Properties

         Johanna A. Falk             37      Senior Vice President, Information Systems of Home Properties

            John E. Smith            51      Senior Vice President, Acquisitions of Home Properties

         Name                        Age     Position
         -----                       ---     --------------
         Robert J. Luken             37      Vice President, Treasurer and Controller of Home Properties, HP
                                             Resident Services and HP Management

         William E. Beach            55      Vice President, Commercial Property Management of Home Properties
                                             and HP Management

         William L. Brown            58      Vice President, Residential Property Management of Home Properties

         Lavonne R. Childs           39      Vice President, Web Assisted HP Resident Services of
                                             Home Properties

         Charis W. Copin             52      Vice President, Investor Relations

         Douglas Erdman              43      Vice President, Residential Property Management of Home Properties

         Rhonda Finehout             51      Vice President, Residential Property Management of
                                             Home Properties and HP Resident Services

         Timothy A. Florczak         46      Vice President, Education

         Mildred R. Hemstetter       66      Vice President, Residential Property Management

         Marianne Holman             48      Vice President, Residential Property Management

         Gerald B. Korn              55      Vice President, Mortgage Finance of Home Properties

         Laurie Leenhouts            45      Vice President, Residential Property Design of Home Properties
                                             and HP Management

         Paul O'Leary                50      Vice President, Acquisitions and Due Diligence of Home Properties

         Bernard J. Quinn            45      Vice President, Residential Property Management of Home Properties

         James E. Quinn, Jr.         46      Vice President, Residential Property Management of Home Properties

         Alan Regan                  38      Vice President, Affordable Housing

         Janine M. Schue             39      Vice President, Human Resources

         Richard J. Struzzi          48      Vice President, Development of Home Properties and HP Management

         Kathleen Suher              34      Vice President, Assistant Counsel

         Robert C. Tait              44      Vice President, Commercial Property Management of Home Properties
                                             and HP Management

         Name              Age  Position
         ----              ---  --------

         Marilyn Thomas    51   Vice President, Residential Property Management
                                of Home Properties and HP Resident Services

         Linda Vicari      39   Vice President, Residential Property Management

         Information regarding Nelson and Norman Leenhouts and Edward Pettinella is set forth below under "Board of Directors" in Item 10.

         David P. Gardner has served as Senior Vice President of the Company since 2000, and Vice President and Chief Financial Officer of HP Management and HP Resident Services since their inception. Mr. Gardner joined Home Leasing Corporation in 1984 as Vice President and Controller. In 1989, he was named Treasurer of Home Leasing and Chief Financial Officer in December, 1993. From 1977 until joining Home Leasing, Mr. Gardner was an accountant at Cortland L. Brovitz & Co. Mr. Gardner is a graduate of the Rochester Institute of Technology and is a Certified Public Accountant.

         Ann M. McCormick has served as Senior Vice President since 2000, and Vice President and General Counsel and Secretary of the Company and HP Management since their inception. She has also served as Secretary and General Counsel of HP Resident Services since 1998 and as a Vice President since December, 2000. Mrs. McCormick joined Home Leasing in 1987 and was named Vice President, Secretary and General Counsel in 1991. Prior to joining Home Leasing, she was an associate with the law firm of Nixon Peabody LLP. Mrs. McCormick is a graduate of Colgate University and holds a Juris Doctor from Cornell University.

         Scott A. Doyle has served as Senior Vice President since 2000, and Vice President of the Company since 1997. He has also served as a Vice President of HP Resident Services since December, 2000. He joined Home Properties in 1996 as a Regional Property Manager. Mr. Doyle has been in property management for 17 years. Prior to joining Home Properties he worked with CMH Properties, Inc., Rivercrest Realty Associates and Arcadia Management Company. Mr. Doyle is a graduate of S.U.N.Y. at Plattsburgh, New York.

         Johanna A. Falk has served as a Senior Vice President since 2000, and Vice President of the Company since 1997. She has also served as a Vice President of HP Resident Services since December, 2000. She joined the Company in 1995 as an investor relations specialist and is currently responsible for the Information Systems Department. Prior to joining the Company, Mrs. Falk was employed as a marketing manager at Bausch & Lomb Incorporated and Champion Products, Inc. and as a financial analyst at Kidder Peabody. She is a graduate of Cornell University and holds a Masters Degree in Business Administration from the Wharton School of The University of Pennsylvania.

         John E. Smith joined Home Properties as Vice President of Acquisitions in 1997 and was elected a Senior Vice President in 2001. Prior to joining the Company, Mr. Smith was general manager for Direct Response Marketing, Inc. and Executive Vice President for The Equity Network, Inc. Mr. Smith was Director of Investment Properties at Hunt Commercial Real Estate for 20 years. He has been a Certified Commercial Investment Member (CCIM) since 1982, a New York State Certified Instructor and has taught commercial real estate courses in four states.

         Robert J. Luken has served as Treasurer of the Company since 2000, and Controller since 1996 and as a Vice President since 1997. He has also served as a Vice President and Controller of HP Resident Services and HP Management since 1998. Prior to joining the Company, he was the Controller of Bell Corp. of Rochester and an Audit Supervisor for PricewaterhouseCoopers LLP. Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant.

         Mr. Luken serves on the Finance Committee of the Ronald McDonald House Charities in Rochester, New York.

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

         Charis W. Copin has served as Vice President of the Company since 2001. She joined Home Properties in 2001 as Director of Investor Relations. Prior to joining the Company, she was Director of Investor Relations at PSC Inc. since 1996. She had previously held various senior management positions in Marketing, Corporate and Investor Relations, and Strategic Planning at RCSB Financial, Inc., the holding company for Rochester Community Savings Bank. Ms. Copin holds an MBA from the Rochester Institute of Technology and a BA from St. Lawrence University.

         Douglas F. Erdman has served as Vice President of the Company since 1999. He has also served as a Vice President of HP Resident Services since December, 2000. Prior to joining Home Properties, he was President of Community Realty Company, Inc., a Washington D.C. based real estate firm providing commercial and multi-family property management, commercial leasing, brokerage, general contracting, and real estate development services. Mr. Erdman is a graduate of Towson University, is a Certified Property Manager (CPM) and holds real estate brokers licenses in Maryland, Virginia and Washington D. C. Mr. Erdman serves on the Multi-housing Council of the Urban Land Institute and on the Board of Directors of JFGH, an organization of group homes for disabled adults.

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

         Mildred R. Hemstetter has served as a Vice President of the Company since 2001. Prior to joining Home Properties in 1999, she had served as Vice President of Property Management for The Macks-Fidler Organization in Baltimore, Maryland for 40 years. Ms. Hemstetter is the Regional Leader for the Mid-Atlantic, Baltimore Region. She also serves on the Maryland Multi- Housing Association Executive Board, is a Senior Registered Apartment Manager, and a HUD Certified Assisted Housing Manager.

         Marianne C. Holman has served as a Vice President of the Company since 2001. She joined the Company in 1999 and served as a Property Manager for the Detroit Region until January, 2001, when she was promoted to Regional Leader. Ms. Holman has been in property management for 18 years. Prior to joining the Company, she worked with Equity Residential Properties. Ms. Holman is a licensed Michigan real estate broker, a Certified Property Manager (CPM) candidate as designated by the Institute of Real Estate Management, and serves on the board of the Property Management Council of Michigan.

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

         Bernard J. Quinn has served as Vice President of the Company since 2000. He joined the Company in 1997 and served as a Property Manager in the Philadelphia region until 2000 when he was appointed Regional Leader of the New Jersey region. Prior to joining the Company, Mr. Quinn was employed by Mill Creek Realty in Philadelphia. Mr. Quinn has a Pennsylvania real estate license and is a graduate of Villanova University. He serves on the Board of Directors of the New Jersey Apartment Association.

         James E. Quinn, Jr. has served as Vice President of the Company since 1998. He has also served as Vice President of HP Resident Services since 2000. He joined the Company in 1997 as the regional leader for the Philadelphia region. Prior to joining the Company, Mr. Quinn was Vice President of Mill Creek Realty Group. Mr. Quinn is a licensed Pennsylvania real estate broker and is a graduate of Drexel University. He serves on the Board of Directors as Treasurer of the Apartment Association of Greater Philadelphia.

         Alan Regan has served as Vice President of the Company since 2001. He joined the Company in 2000 as Director of Affordable Housing. Prior to joining Home Properties, Mr. Regan was the Chief Operating Officer with Landsman Development Corporation. Mr. Regan is a graduate of Fredonia State College.

         Janine M. Schue has served as a Vice President of the Company since February, 2002, after joining the Company in October of 2001. Prior to joining the Company, she was employed by NetSetGo as Vice President of Human Resources and prior to that by Wegmans Food Markets, Inc. as Director of Human Resources. Ms. Schue is a graduate of the State University of New York at Albany and holds a Masters of Education.

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

        Kathleen K. Suher joined the Company as in-house counsel in 1998 and was named Vice President in 2001. Prior to joining Home Properties, she was an associate with the law firm of Nixon Peabody LLP, specializing in real estate. Mrs. Suher is a graduate of the University of Rochester and holds a Juris Doctor from Syracuse University College of Law.

        Robert C. Tait has served as a Vice President of the Company and HP Management since their inception. He joined Home Leasing in 1989 and served as a Vice President of Home Leasing since 1992. Prior to joining Home Leasing, he was a manufacturing/industrial engineer with Moscom Corp. Mr. Tait is a graduate of Princeton University, holds a Masters Degree in Business Administration from Boston University and holds the Real Property Administrator Degree from the Building Owners and Managers International Institute. Married to Director Amy L. Tait, he is the son-in-law of Norman Leenhouts.

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

        Linda Vicari has served as Vice President of the Company since February, 2002. She joined the Company in November of 2000 as a Regional Leader for the Pittsburgh/Ohio Region. Ms. Vicari holds a Bachelors degree in Business Management and Economics from the State University of New York at Fredonia. She is a Certified Property Manager (CPM) and is the Charity Liaison of the Executive Council for the Pittsburgh Chapter of the Institute of Real Estate Management. Ms. Vicari has worked in the residential property management industry for 20 years, serving areas spanning ten states.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
------  ------------------------------------------------------------------------

        The Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "HME" since July 28, 1994. The following table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all distributions paid.

                                         High            Low        Distribution
                                         ----            ---        ------------
             2000
             ----
             First Quarter              $29.00          $25.75           $.53
             Second Quarter             $30.00          $26.50           $.53
             Third Quarter              $31.56          $28.19           $.53
             Fourth Quarter             $28.94          $25.56           $.57

             2001
             ----
             First Quarter              $28.63          $25.89           $.57
             Second Quarter             $30.21          $27.50           $.57
             Third Quarter              $32.26          $29.00           $.57
             Fourth Quarter             $33.42          $29.63           $.60

        As of February 22, 2002, the Company had approximately 5,800 shareholders of record, 24,968,808 common shares (plus 15,981,163 UPREIT Units convertible into 15,981,163 common shares and Preferred Stock convertible into 4,605,943 common shares) were outstanding, and the closing price was $32.70. It is the Company's policy to pay dividends. The Company has historically paid dividends on a quarterly basis in the months of February, May, August and November. The Credit Agreement relating to the Company's $100 million line of credit provides that the Company may not pay any distribution if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of: (i) 90% of funds from operations and 110% of cash available for distribution; and (ii) the amounts required to maintain the Company's status as a REIT.

  Item 6.  Selected Financial Data
           -----------------------

  The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K (amounts in thousands, except per share data).

                                                       2001             2000             1999             1998             1997
                                                       ----             ----             ----             ----             ----
     Revenues:
     Rental Income                                 $    348,914     $    298,860     $    217,591     $    137,557     $     64,002
     Other Income                                        18,609           20,188           16,872           11,686            5,695
                                                   ------------     ------------     ------------     ------------     ------------
     TOTAL REVENUES                                     367,523          319,048          234,463          149,243           69,697
                                                   ------------     ------------     ------------     ------------     ------------

     Expenses:
     Operating and maintenance                          145,558          128,034           95,200           63,136           31,317
     General & administrative                            18,614           13,235           10,696            6,685            2,255
     Interest                                            66,446           56,792           39,558           23,980           11,967
     Depreciation & amortization                         64,890           52,430           37,350           23,191           11,200
     Loss on available-for-sale
     securities                                              --               --            2,123               --               --
     Non-recurring acquisition expense                       --               --            6,225               --               --
                                                   ------------     ------------     ------------     ------------     ------------
     TOTAL EXPENSES                                     295,508          250,491          191,152          116,992           56,739
                                                   ------------     ------------     ------------     ------------     ------------
     Income before gain (loss) on
       disposition of property and
       business, minority interest
       and extraordinary item                            72,015           68,557           43,311           32,251           12,958
     Gain (loss) on disposition of
       property and business                             26,241           (1,386)             457               --           (1,283)
                                                   ------------     ------------     ------------     ------------     ------------
     Income before minority interest
       and extraordinary item                            98,256           67,171           43,768           32,251           11,675
     Minority interest                                   33,682           25,715           17,390           12,603            4,248
                                                   ------------     ------------     ------------     ------------     ------------
     Income before extraordinary item                    64,574           41,456           26,378           19,648            7,427
     Extraordinary item, prepayment
       penalties, net of allocation
       to minority interest                                 (68)              --              (96)            (960)          (1,037)
                                                   ------------     ------------     ------------     ------------     ------------

     Net income before preferred
       dividends                                         64,506           41,456           26,282           18,688            6,390
     Preferred dividends                                (17,681)         (12,178)          (1,153)              --               --
                                                   ------------     ------------     ------------     ------------     ------------
     Net income available to common
       shareholders                                $     46,825     $     29,278     $     25,129     $     18,688     $      6,390
                                                   ============     ============     ============     ============     ============

     Net income before extraordinary item
       per common share:

       Basic                                       $       2.12     $       1.42     $       1.35     $       1.41     $       1.00
                                                   ============     ============     ============     ============     ============
       Diluted                                     $       2.11     $       1.41     $       1.34     $       1.40     $        .98
                                                   ============     ============     ============     ============     ============

     Net income per common share:

       Basic                                       $       2.12     $       1.42     $       1.34     $       1.34     $        .86
                                                   ============     ============     ============     ============     ============
       Diluted                                     $       2.11     $       1.41     $       1.34     $       1.33     $        .84
                                                   ============     ============     ============     ============     ============
     Cash dividends declared per
       common share                                $       2.31     $       2.16     $       1.97     $       1.83     $       1.74
                                                   ============     ============     ============     ============     ============

     Balance Sheet Data:
     Real estate, before accumulated
       depreciation                                $  2,135,078     $  1,895,269     $  1,480,753     $    940,788     $    525,128
     Total assets                                     2,063,789        1,871,888        1,503,617        1,012,235          543,823
     Total debt                                         992,858          832,783          669,701          418,942          218,846
     Series B convertible cumulative
       preferred stock                                   48,733           48,733           48,733               --               --
     Stockholders' equity                               620,596          569,528          448,390          361,956          151,432

     Other Data:
     Funds from Operations (1)                     $    136,604     $    120,854     $     80,784     $     55,966     $     24,345
     Cash available for distribution
                                                  ($    120,994     $    107,300     $     78,707     $     49,044     $     21,142
     Net cash provided by operating
       activities                                  $    148,389     $    127,197     $     90,526     $     60,548     $     27,285
     Net cash used in investing
     activities                                   ($    139,106)   ($    178,445)   ($    190,892)   ($    297,788)   ($    102,460)
     Net cash (used in) provided by
       financing activities                       ($      9,013)    $     56,955     $     71,662     $    266,877     $     77,461
     Weighted average number of
       shares outstanding:
       Basic                                         22,101,027       20,639,241       18,697,731       13,898,221        7,415,888
       Diluted                                       22,227,521       20,755,721       18,800,907       14,022,329        7,558,167

     Total communities owned at end
       of period                                            143              147              126               96               63

     Total apartment units owned at
       end of period                                     39,007           39,041           33,807           23,680           14,048

(1) Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO is generally defined as net income (loss) before gains (losses) from the sale of property and business and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

     The calculation of FFO for the previous five years is presented as follows:

                                                                               2001       2000        1999        1998        1997
                                                                               ----       ----        ----        ----        ----
     Net income available to common
        shareholders                                                        $ 46,825    $ 29,278    $ 25,129    $ 18,688    $  6,390
     Preferred dividends                                                      17,681      12,178       1,153          --          --
     Minority interest                                                        33,682      25,715      17,390      12,603       4,248
     Extraordinary item                                                           68          --          96         960       1,037
     Depreciation from real property/(1)/                                     64,589      52,297      37,473      23,715      11,387
     (Gain) loss from sale of property
        and business                                                         (26,241)      1,386        (457)         --       1,283
                                                                            --------    --------    --------    --------    --------
     FFO                                                                    $136,604    $120,854    $ 80,784    $ 55,966    $ 24,345
                                                                            ========    ========    ========    ========    ========
     Weighted average common shares/units
        outstanding:

           Basic                                                            37,980.0    35,998.3    31,513.8    22,871.7    11,373.9
                                                                            ========    ========    ========    ========    ========
           Diluted                                                          45,063.6    41,128.4    32,044.9    22,995.8    11,516.1
                                                                            ========    ========    ========    ========    ========

     /(1)/ Includes amounts passed through from unconsolidated investments.

     All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

     Quarterly information on Funds from Operations for the two most recent years is as follows:

                               2001                    1st              2nd              3rd              4th             Total
                               ----                    ---              ---              ---              ---             -----
     Funds from Operations                          $  26,953        $  34,698        $  37,818        $  37,135        $  136,604
     Weighted Average Shares/Units:
         Basic                                       37,581.0         37,461.8         38,010.4         38,849.5          37,980.0
         Diluted                                     39,311.4         44,661.2         45,281.1         45,536.6          45,063.6

                               2000                    1st              2nd              3rd              4th              Total
                               ----                    ---              ---              ---              ---              -----
     Funds from Operations

                                                    $  25,407        $  29,788        $  33,106        $  32,553        $  120,854
     Weighted Average Shares/Units:
         Basic                                       34,123.2         35,846.3         36,820.1         37,261.3          35,998.3
         Diluted                                     37,586.7         40,249.9         43,162.4         43,625.1          41,128.4

(2) Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $400 ($375 for 1998-2000, $350 for 1996-1997, and $300
     for 1995) per apartment unit. It is the Company's policy to fund its investing activities and financing activities with the proceeds of its line of credit, new debt, by the issuance of additional Units in the Operating Partnership, or proceeds from property dispositions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

         Overview
         --------

         The following discussion should be read in conjunction with consolidated financial statements, the notes thereto, and the selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of the information to be "forward-looking statements" within the meaning of
         Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions, and continued access to capital to fund growth. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

         The Company is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of December 31, 2001, the Company operated 293 apartment communities with 49,745 apartments. Of this total, the Company owned 143 communities, consisting of 39,007 apartments, managed as general partner 132 partnerships that owned 8,035 apartments and fee managed 2,703 apartments for affiliates and third parties. The Company also fee manages 2.2 million square feet of office and retail properties.

         Results of Operations
         ---------------------

         Comparison of year ended December 31, 2001 to year ended December 31, 2000.

         The Company owned 111 communities with 30,802 apartment units throughout 2000 and 2001 where comparable operating results are available for the years presented (the "2001 Core Properties"). For the year ending December 31, 2001, the 2001 Core Properties showed an increase in rental revenues of 6.2% and a net operating income increase of 7.7% over the 2000 year-end period. Property level operating expenses increased 4.3%. Average economic occupancy for the 2001 Core Properties decreased from 94.4% to 93.7%, with average monthly rental rates increasing 7.1% to $776.

         A summary of the 2001 Core Property net operating income is as follows:

                                                        2001                    2000                 % Change
                                                        ----                    ----                 --------
         Rent                                     $   268,620,000        $  252,863,000                 6.2%
         Property Other Income                         10,461,000             9,741,000                 7.4%
                                                  ---------------        --------------               -----

         Total Income                                 279,081,000           262,604,000                 6.3%
         Operating and Maintenance                   (112,969,000)         (108,334,000)               (4.3%)
                                                  ---------------        --------------               -----

         Net Operating Income                     $   166,112,000        $  154,270,000                 7.7%
                                                  ===============        ==============               =====

         During 2001, the Company acquired a total of 2,820 apartment units in 10 newly-acquired communities (the "2001 Acquisition Communities"). In addition, the Company experienced a full year results for the 5,384 apartment units in 22 apartment communities (the "2000 Acquisition Communities") acquired during 2000. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 2001.

         During 2001, the Company also disposed of 14 properties with a total of 2,855 units, which had partial results for 2001 (the "2001 Disposed Communities").

         For the year ended December 31, 2001, operating income (income before gain on disposition of property and business, minority interest and extraordinary item) increased by $3,458,000 when compared to the year ended December 31, 2000. The increase was primarily attributable to the following factors: an increase in rental income of $50,054,000 and a decrease in all other income of $1,579,000. These changes were partially offset by an increase in operating and maintenance expense of $17,524,000, an increase in general and administrative expense of $5,379,000, an increase in interest expense of $9,654,000, and an increase in depreciation and amortization of $12,460,000.

         Of the $50,054,000 increase in rental income, $28,989,000 is attributable to the 2000 Acquisition Communities and $14,032,000 is attributable to the 2001 Acquisition Communities, offset in part by a $8,724,000 reduction attributable to the 2001 Disposed Communities. The balance of $15,757,000 relates to a 6.2% increase from the 2001 Core Properties due primarily to an increase of 7.1% in weighted average rental rates, offset by a decrease in average economic occupancy from 94.4% to 93.7%.

         In addition to normal rent increases, the Company was successful in achieving above-normal increases at specific properties where rents were below the level of the average rent charged by our direct competition. An additional component of the 7.1% increase in weighted average rent results from the significant upgrading and repositioning efforts discussed under the Capital Improvements section of this report. The Company seeks a minimum 15% internal rate of return for these revenue enhancing upgrades.

         The decrease in average economic occupancy can be attributed to the decline in general economic conditions during 2001. Same-store occupancies have averaged approximately 95% for a number of years. During the second quarter of 2001, the Detroit regional market experienced softness that was related to a slowdown and announced lay-offs in the auto industry. A reduction in job growth leads to fewer household formations, which creates a reduction in demand for rental housing. During the third and fourth quarters of 2001, it became obvious that the recession was affecting all of our regions, as well as our competitors. Occupancy levels dipped to a low of 91.6% for the month of December.

         In January, 2002, one of management's performance measures seemed to suggest that the Company may have reached the bottom of the decline in occupancy. Traffic at the communities had increased, and it was the first month since the end of the second quarter of 2001 that occupancy levels did not continue to decrease.


         In this recessionary economic environment, it is very difficult to project rental rate and occupancy results. The Company has provided guidance for 2002, which, at the mid-point of the range, anticipates same store revenue growth of 6%, including above-average rental increases from the continued efforts to upgrade the properties. Occupancy levels are expected to remain low during the first quarter of 2002, averaging 91.8%. Improvement in occupancy is expected each successive quarter in 2002, producing an expected average for the year of 93.2%.

         Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, net profits from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2001 by

         $1,930,000. Of this increase, $980,000 is attributable to the 2000 Acquisition Communities, $483,000 is attributable to the 2001 Acquisition Communities and $720,000 represents a 7.4% increase from the 2001 Core Properties, offset in part by a $271,000 reduction attributable to the 2001 Disposed Communities.

         Interest and dividend income decreased in 2001 by $4,732,000, due primarily to the Company contributing loans due from affiliates to HPRS, in March, 2001, described in the next paragraph. Subsequent to the transfer, the interest income is reported in Other income.

         Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, increased by $1,223,000 due primarily to interest income on loans from affiliated partnerships. The general and administrative overhead represents an allocation of direct and indirect costs incurred by the Company estimated by management to be associated with these activities. In March, 2001, HPRS was recapitalized with a contribution of $23.7 million of loans to affiliated partnerships by the Company. This effectively shifted a significant amount of interest income to the Other income category, where the Company records its share of interest income through its equity earnings of affiliates.

         Of the $17,524,000 increase in operating and maintenance expenses, $13,256,000 is attributable to the 2000 Acquisition Communities, $4,418,000 is attributable to the 2001 Acquisition Communities and a reduction of $4,785,000 is attributable to the 2001 Disposed Communities. The balance for the 2001 Core Properties, a $4,635,000 increase in operating expenses or 4.3%, is primarily a result of increases in gas utilities, office and telephone expense, and real estate taxes, offset in part by decreases in repairs and maintenance, incentive compensation, and property insurance.

         Natural gas costs for the Core Properties were up 43% for the twelve months, due to extraordinary increases in natural gas prices as well as lower temperatures in 2001 compared to above-average temperatures in 2000. Looking back the last ten years, the price of natural gas has been relatively stable. Historically, at the beginning of each heating season, rates experienced some pressures but start to stabilize at lower levels in January. The 2000/2001 heating season did not follow this same pattern. Spot prices per decatherm spiked over $10 in December, 2000 and January, 2001. This unusual pattern made it more difficult to execute economically feasible fixed price contracts. During the first quarter of 2001, the Company experienced extremely high costs for natural gas, producing a same-store increase in operating and maintenance costs of 15.1%.

         Management believed it was in the Company's best interest to take advantage of lower natural gas prices and to negotiate fixed price contracts starting in the Spring of 2001. As of December 31, 2001, the Company had fixed-price contracts covering 90% of its natural gas exposure for properties owned by the Company at December 31, 2001. For the 2002 heating season, the average price per decatherm is approximately $4.50. Current twelve month strip pricing is about $3.00 per decatherm. If rates do not increase, the Company stands to benefit from lower pricing, as existing contracts mature and are extended or renewed. The Company has fixed-price contracts covering 50% of its natural gas exposure for the 2003 heating season. Risk is further diversified by staggering contract term expirations.

         In October, 2001, the Company resolved a legal claim with an insurance provider and received a total settlement of $4.9 million. This refund was allocated to insurance expense in relation to the Company's estimate of loss spread over the corresponding policy term. The policy term covered November 1, 2000 to October 31, 2001 and November 1, 2001 to October 31, 2002. The amount of the settlement relating to the period from November 1, 2000 to December 31, 2001 was estimated to be $2.2 million, and that amount reduced insurance expense in the fourth quarter of 2001. The remaining settlement of $2.7 million relates to the remaining policy period from January 1, 2001, through October 31, 2002, and will be amortized on a straight-line basis over that period.

         The Company has provided guidance for 2002 which anticipates same store expense growth at the mid-point of the range of 6.5%. Natural gas costs are assumed to improve 3%, personnel expense is projected to increase 9%, real estate taxes are expected to increase 6%, and insurance costs should almost double. Health care increases account for a large part of the personnel cost increase.

         Certain quarterly variations are expected for 2002. The first quarter expense growth is expected to increase only 2.2% compared to the first quarter of 2001. This is due to an expected favorable variance in natural gas heating costs. The fourth quarter of 2002 is expected to increase over 12% compared to the same period in 2001. This is due to an expected significant negative variance for insurance expense. As previously discussed, the fourth quarter of 2001 reflected a large insurance settlement effectively recognizing the benefit for the previous fourteen months in the fourth quarter, which will produce a significant variance for comparison purposes.

         The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2001 Core Properties was 40.5% and 41.3% for 2001 and 2000, respectively. This 0.8% reduction is a result of the 6.3% increase in total rental and property other income achieved through ongoing efforts to upgrade and reposition properties for maximum potential. In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company's practice, typical in its markets, of including heating expenses in base rent.

         General and administrative expenses increased in 2001 by $5,379,000, or 41% from $13,235,000 in 2000 to $18,614,000 in 2001. As the Company
         expands geographically, the increases reflect increased efforts in serving residents and employees through new and expanded initiatives, including a help desk, call center, and an education department. In addition, the increase can be attributed to overhead costs, which had, historically, been allocated to the Company's affordable housing development business, which was sold in 2000 and the net results of which were reported in other income. The percentage of general and administrative expenses compared to total revenue was 5.1% for 2001 compared to 4.1% for 2000.

         Interest expense increased in 2001 by $9,654,000 as a result of the acquisition of the 2001 Acquisition Communities and a full year of interest expense for the 2000 Acquisition Communities. The 2000 Acquisition Communities, costing in excess of $322,000,000, were financed with $163,000,000 of assumed debt in addition to the use of UPREIT Units. The 2001 Acquisition Communities, costing in excess of $212,000,000, were financed with $68,000,000 of assumed debt, in addition to the use of UPREIT Units. During 2001, the Company refinanced $52,000,000 in existing mortgage debt resulting in new borrowings in excess of $131,000,000. In addition, amortization from deferred charges relating to the financing of properties totaling $632,000 and $566,000 was included in interest expense for 2001 and 2000, respectively.

         Depreciation and amortization expense increased $12,460,000 due to the depreciation on the 2001 Acquisition Communities, the 2000 Acquisition Communities, the additions to the Core Properties, net of the 2001 Disposition Communities.

         During 2001, the Company reported a gain on disposition of property and business of $26,241,000. This includes the disposition of 14 apartment communities with 2,855 units in six separate transactions for a total sales price of $122,000,000.

         Minority interest increased $7,967,000 due to the increase in income allocated to the OP Unitholders, which is attributable to the 2001 Acquisition Communities, the 2000 Acquisition Communities, net of the 2001 Disposition Communities, and the gain on disposition of property and business.

         Net income increased $23,050,000 or 56% primarily attributed to the results of the 2001 Acquisition Communities, the 2001 Acquisition Communities, net of the 2001 Disposition Communities, as previously discussed and the gain on disposition of property and business.

         Comparison of year ended December 31, 2000 to year ended December 31, 1999.

         The Company owned 95 communities with 23,530 apartment units throughout 1999 and 2000 where comparable operating results were available for the years presented (the "2000 Core Properties"). For the year ending December 31, 2000, the 2000 Core Properties showed an increase in rental revenues of 5.8% and a net operating income increase of 7.6% over the 1999 year-end period. Property level operating expenses increased 5.3%. Average economic occupancy for the 2000 Core Properties increased from 94.6% to 94.7%, with average monthly rental rates increasing 5.7% to $701.

         A summary of the 2000 Core Property net operating income is as follows:

                                                       2000                    1999                   % Change
                                                       ----                    ----                   --------
         Rent                                     $  187,491,000         $  177,286,000                 5.8%
         Property Other Income                         7,412,000              5,606,000                32.2%
                                                  --------------         --------------                -----

         Total Income                                194,903,000            182,892,000                 6.6%
         Operating and Maintenance                   (83,756,000)           (79,570,000)               (5.3%)
                                                  --------------         --------------                -----

         Net Operating Income                     $  111,147,000         $  103,322,000                 7.6%
                                                  ==============         ==============                =====

         During 2000, the Company acquired the "2000 Acquisition Communities" and also experienced a full year of results for the 10,127 apartment units in 30 apartment communities (the "1999 Acquisition Communities") acquired during 1999. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 2000.

         The Company also disposed of one property during 2000, a 150-unit community located in Pittsburgh, Pennsylvania, which had partial results for 2000 (the "2000 Disposed Community").

         For the year ended December 31, 2000, operating income (income before loss on disposition of property and business, minority interest and extraordinary item) increased by $25,246,000 when compared to the year ended December 31, 1999. The increase was primarily attributable to the following factors: an increase in rental income of $81,269,000 and an increase in all other income of $3,316,000. These changes were partially offset by an increase in operating and maintenance expense of $32,834,000, an increase in general and administrative expense of $2,539,000, an increase in interest expense of $17,234,000, an increase in depreciation and amortization of $15,080,000 and loss on available-for-sale securities and non-recurring acquisition expense totaling $8,348,000 affecting only 1999.

         Of the $81,269,000 increase in rental income, $47,376,000 is attributable to the 1999 Acquisition Communities and $24,204,000 is attributable to the 2000 Acquisition Communities, offset in part by a $516,000 reduction attributable to the 2000 Disposed Community. The balance of $10,205,000 is a 5.8% increase from the 2000 Core Properties due primarily to an increase of 5.7% in weighted average rental rates, plus an increase in average economic occupancy from 94.6% to 94.7%.

         Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals, net profits from corporate apartments and miscellaneous charges to residents, increased in 2000 by $4,511,000. Of this increase, $1,847,000 is attributable to the 1999 Acquisition Communities, $884,000 is attributable to the 2000 Acquisition Communities and $1,806,000 represents a 32.2% increase from the 2000 Core Properties, offset in part by a $26,000 reduction attributable to the 2000 Disposed Community.

         The increase for the 2000 Core Properties included a one-time benefit from a favorable insurance settlement of $239,000. Without the affect of the settlement, property other income would have increased 28%.

         Interest and dividend income increased in 2000 by $654,000, primarily attributable to an increase in loans to one of the Company's Management Companies used to acquire land held in inventory for future development, as well as increased levels of cash reserves invested. Dividend income of $714,000 in 1999 from investments in marketable securities did not continue in 2000.

         Other income reflects the net contribution from management and development activities after allocating certain overhead and interest expense. The net contribution decreased by $1,849,000, or 64% from 1999 to 2000. The decrease is due primarily to a decrease in gross development fee revenues of $1,462,000. Effective December 31, 2000, the Company sold its affordable housing development business to the key personnel who ran the division for approximately $6,700,000.

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

         Increases in utility expenses were a large contributor to operating and maintenance expense increases for the year and, as previously discussed, continued to unfavorably affect results in 2001. Natural gas prices were very volatile in 2000. As previously discussed, over the last ten years, the price of natural gas has been relatively stable and, at the beginning of each heating season, rates experienced some pressures but started to stabilize at lower levels around January. The 1999/2000 heating season did not follow this same pattern. This unusual pattern made it more difficult to execute economically feasible fixed price contracts.

         The months of December, 2000 and January, 2001 yielded prices for natural gas topping out at over $10 per decatherm. For deliveries in March, 2001 the price was reduced to approximately $5.00 per decatherm. As a result, the Company negotiated fixed price contracts starting in the Spring of 2001 for close to 90% of its exposure for the 2001/2002 heating season.

         Management believed at that time that these higher expenses would eventually be absorbed by our residents. As discussed in the Comparison of year ended December 31, 2001 to year ended December 31, 2000, rent increases were passed on to residents as leases (which typically have a one year term) were renewed.

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

         General and administrative expenses increased in 2000 by $2,539,000, or 24% from $10,696,000 in 1999 to $13,235,000 in 2000. As the Company
         expands geographically, travel and lodging expenses have increased, along with expenses associated with new and expanding regional offices. In addition, personnel costs have increased to handle the growing owned portfolio, which increased in size by 15% as of December 31, 2000 compared to December 31, 1999. The percentage of G&A compared to total revenue was 4.1% for 2000 compared to 4.6% for 1999.

         Interest expense increased in 2000 by $17,234,000 as a result of the acquisition of the 2000 Acquisition Communities and a full year of interest expense for the 1999 Acquisition Communities. The 1999 Acquisition Communities, costing in excess of $480,000,000, were financed with $203,000,000 of assumed debt in addition to the use of UPREIT Units. The 2000 Acquisition Communities, costing in excess of $322,000,000, were financed with $163,000,000 of assumed debt, in addition to the use of UPREIT Units. In addition, amortization from deferred charges relating to the financing of properties totaling $566,000 and $516,000 was included in interest expense for 2000 and 1999, respectively.

         Depreciation and amortization expense increased $15,080,000 due to the depreciation on the 2000 Acquisition Communities, the 1999 Acquisition Communities, and the additions to the 2000 Core Properties.

         During 2000, the Company reported a loss on disposition of property of $1,386,000. This included $417,000 from the sale of Payne Hill in Pittsburgh, $924,000 from the sale of the affordable housing development business and $45,000 from the sale of a general partnership interest.

         Minority interest increased $8,325,000 due to the increase in income allocated to the OP Unitholders, which is attributable to the 2000 Acquisition Communities, the 1999 Acquisition Communities, and the loss on disposition of property and business.

         Net income increased $15,174,000 or 58% primarily attributed to the results of the 2000 Acquisition Communities, the 1999 Acquisition Communities, as previously discussed, net of the loss on disposition of property and business.

         Liquidity and Capital Resources
         -------------------------------

         The Company's principal liquidity demands are expected to be distributions to the common and preferred stockholders and Operating Partnership Unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, stock repurchases and debt repayments. The Company may also engage in transactions whereby it acquires equity ownership in other public or private companies that own and manage portfolios of apartment communities. Management anticipates the acquisition of properties in the range of $200 to $300 million in 2002.

         The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and the line of credit, as described below. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

         To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit described below, it intends to satisfy such requirements through the issuance of UPREIT Units, proceeds from the Dividend Reinvestment Plan ("DRIP"), proceeds from the sale of properties, property debt financing, or issuing additional common shares, shares of the Company's preferred stock, or other securities. As of December 31, 2001, the Company owned 27 properties, with 4,948 apartment units, which were unencumbered by debt.

         In addition, an increase in a source of liquidity will be from the sale of properties. Since its IPO through 2000, the Company had sold only a few small properties. During 2001, the Company sold 14 communities for a total sales price of $122 million. The Company was able to sell these properties at an average capitalization rate of 9.2% and reinvest in the acquisition of properties with more growth potential at an expected first year cap rate of 9.3%. Management believes that the Company will strategically dispose of assets aggregating between $50 and $100 million in 2002.

         In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $400 million of common stock, preferred stock or other securities. The available balance on the shelf registration statement at December 31, 2001 was $227,390,000.

         In December, 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December, 1996 for $35 million) were converted to Series A Convertible Cumulative Preferred shares ("Series A Preferred Shares") which retained the same material rights and preferences that were associated with the limited partnership interests. On November 28, 2001, the Series A Preferred Shares were converted to common shares. The conversion had no effect on reported results of operations.

         In September, 1999, the Company completed the sale of $50 million of Series B Preferred Stock in a private transaction with GE Capital. The Series B Preferred stock carries an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, non-call provision. On February 14, 2002, 1,000,000 shares of the Series B Preferred stock were converted to 839,771 common shares. The conversion will have no effect on the reported results of operations.

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

         In June, 2000, the Company completed the sale of $25 million of Series D Preferred Stock in a private transaction with The Equitable Life Assurance Society of the United States. The Series D Preferred Stock carries an annual dividend rate equal to the greater of 8.775% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a conversion price of $30 per share and a five-year, non-call provision.

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

         In 2000, the Company obtained an investment grade rating from Fitch, Inc. The Company was assigned an initial corporate credit rating of "BBB" (Triple-B), with a rating of "BBB-" (Triple-B Minus) for Series C through E convertible Preferred Stock.

         The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital for the Company. During 2001, 520 apartment units in two separate transactions were acquired for a total cost of $33,000,000, using UPREIT Units valued at approximately $19,000,000 with the balance paid in cash or assumed debt. During 2000, 3,583 apartment units in eight separate transactions were acquired for a total cost of $203,000,000, using UPREIT Units valued at approximately $59,000,000 with the balance paid in cash or assumed debt.

         In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock and

         UPREIT Units. The Board's action did not establish a target price or a specific timetable for repurchase. At December 31, 1999, there was approval remaining to purchase 795,100 shares. In 2000, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2000, the Company repurchased 468,600 shares at a cost of $12,664,000. In 2001, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2001, the Company repurchased 754,000 shares and 436,700 UPREIT Units at a cost of $20,600,000 and $11,900,000, respectively. Approval to repurchase 1,135,800 shares of common stock and UPREIT Units remains at December 31, 2001.

         In November, 1995, the Company established a Dividend Reinvestment Plan. The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock, typically purchased at discounts, which have varied between 2% and 3%. During 2000, $57,000,000 of common stock was issued under this plan, with an additional $32,000,000 of common stock issued in 2001.

         The DRIP was amended, effective April 10, 2001, in order to reduce management's perceived dilution from issuing new shares at or below the underlying net asset value. The discount on reinvested dividends and optional cash purchases was reduced from 3% to 2%. The maximum monthly investment (without receiving approval from the Company) was reduced from $5,000 to $1,000. As expected, these changes significantly reduced participation in the Plan. Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP participants to provide for investments in excess of the $1,000 maximum monthly investment. In connection with the announcement of the February, 2002 dividend, the Company announced such waivers will be considered beginning with the March 2002 optional cash purchase, since management believes the stock is trading at or above its estimate of net asset value.

         As of December 31, 2001, the Company had an unsecured line of credit from M&T Bank with a borrowing capacity of $100,000,000 and $32,500,000 outstanding. Borrowings under the facility bear interest at 1.25% over the one-month LIBOR rate. The line of credit expires on September 1, 2002. The Company is evaluating alternatives to replace or extend the line of credit after September 1, 2002.

         As of December 31, 2001, the weighted average rate of interest on the Company's mortgage debt was 7.2% and the weighted average maturity of such indebtedness was approximately ten years. Mortgage debt of $960 million was outstanding with 99% at fixed rates of interest with staggered maturities. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

         The Company's net cash provided by operating activities increased from $127,217,000 for the year ended December 31, 2000 to $148,389,000 for the year ended December 31, 2001. The increase was principally due to the acquisition of the 2000 and 2001 Acquisition Communities, net of 2001 Disposition Communities.

         Net cash used in investing activities decreased from $178,465,000 in 2000 to $139,106,000 in 2001. The level of properties purchased decreased in 2001 to $212 million from $328 million, the amount of mortgages assumed and UPREIT units issued decreased by $135 million, additions to properties increase $38 million, while proceeds from the sale of properties increased $103 million, such that the net cash used in investing activities decreased, accounting for most of the year over year decrease.

         The Company's net cash provided by (used in) financing activities decreased from providing $56,955,000 in 2000 to using $9,013,000 in 2001. The major source of financing in 2001 was $8,423,000 of proceeds from sales of common stock, net of the purchase of treasury stock and

     UPREIT Units and $92,268,000 in net debt proceeds, used to fund property acquisitions and improvements. In 2000, proceeds from the sale of preferred stock and common stock totaling $168,462,000 were used to fund property acquisitions and additions. Due to the lower number of acquisitions in 2001, such funding was not needed in 2001.

     On February 4, 2002, the Board of Directors approved a dividend of $.60 per share for the period from October 1, 2001 to December 31, 2001. This is the equivalent of an annual distribution of $2.40 per share. The dividend is payable February 26, 2002 to shareholders of record on February 15, 2002.

     Off-Balance Sheet Investments
     -----------------------------

     The Company has investments in and advances to approximately 132 limited partnerships where the Company acts as the managing general partner. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement. To the extent that it is determined that the limited partners cannot absorb their share of the losses, if any, the general partner will record the limited partners share of such losses.

     The Company has guaranteed the low income housing tax credits to the limited partners for a period of five years in 42 partnerships totaling approximately $48,500,000. Such guarantee requires the Company to operate the properties in compliance with Internal Revenue Code Section 42 for 15 years. In addition, acting as the general partner in certain partnerships, the Company is obligated to advance funds to meet partnership operating deficits. However, such funding requirements cease after a five year period. Should operating deficits continue to occur, the Company would determine on an individual partnership basis if it is in the best interest of the Company to continue to fund these deficits.

     These partnerships are funded with non-recourse financing. The Company's proportionate share of non-recourse financing was $6,800,000 at December 31, 2001. The Company has guaranteed a total of $606,000 of debt associated with two of these partnerships. In addition, the Company, including the Management Companies, has provided loans and advances to certain of the partnerships aggregating $25,245,000 at December 31, 2001. The Company assesses the financial status and cash flow of each of the partnerships at each balance sheet date in order to assess recoverability of its investment in and advances to these affiliates.

     The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on the guarantees described above.

Summarized balance sheet information relating to these partnerships is as follows (amounts are in thousands):
                                                            2001         2000
                                                            ----         ----
     Balance Sheets:
       Real estate, net                                   $280,864     $293,616
       Other assets                                         36,579       34,023
                                                          --------     --------
         Total assets                                     $317,443     $327,639
                                                          ========     ========

       Mortgage notes payable                             $253,798     $257,834
       Advances from affiliates                             25,245       21,957
       Other liabilities                                    18,140       18,558
       Partners' equity                                     20,260       29,290
                                                          --------     --------
         Total liabilities and partners' equity           $317,443     $327,639
                                                          ========     ========

     Acquisitions and Dispositions
     -----------------------------

     In 2001, the Company acquired a total of 10 communities with a total of 2,820 units for total consideration of $212,000,000, or an average of approximately $75,200 per unit. For the same time period, the Company sold 14 properties with a total of 2,855 units for total consideration of $122,400,000, or an average of $42,900 per unit. The weighted average expected first year cap rate of the 2001 Acquisition Communities was 9.3% and of the 2001 Disposed Communities was 9.2%. The weighted average unleveraged internal rate of return (IRR) during the Company's ownership for the properties sold was 15.8%.

     Although the Company has acquired properties every year since its initial public offering in 1994, 2001 was the first year of its asset disposition program. The Company's management was very pleased with the success of its strategy to recycle assets by disposing of properties that have reached their potential or are less efficient to operate due to size or remote location, while acquiring properties in targeted geographic regions with higher future growth characteristics. The Company indicated that the timing of sales and acquisitions worked well to avoid dilution and a negative spread in initial cap rates.

     In January, 2002, the Company sold six communities with a total of 339 units in Eastern Pennsylvania and Baltimore, Maryland for total consideration of $13,600,000, or an average of $41,100 per unit. The expected weighted average first year cap rate on these sales is 10.5% (before a reserve for capital expenditures). A gain on sale of approximately $500,000 is expected to be reported in the first quarter of 2002 from these sales.

     Contractual Obligations and other Commitments
     ---------------------------------------------

     The primary obligations of the Company relate to its borrowings under the line of credit and mortgage notes payable. The $32,500,000 outstanding under the line of credit matures in September, 2002. The $960,000,000 in mortgage notes payable have varying maturities ranging from 1 to 11 years. The principal payments on the mortgage notes payable for the years subsequent to December 31, 2001 are as follows: $53,378,000 - 2002, $26,359,000 - 2003, $36,675,000 - 2004, $41,870,000 - 2005, $68,485,000 -
     2006 and $733,591,000 - thereafter. The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. At December 31, 2001, future minimum rental payments required under the lease are $70 per year until the lease expires.

     As discussed in the section entitled "Off-Balance Sheet Investments," the Company has the following guarantees or commitments relating to its equity method partnership investments: a) guarantee for a total of $606,000 of debt associated with two of partnerships, b) guarantee of the low income housing tax credits to the limited partners for a period of five years in 42 partnerships totaling approximately $48,500,000, and c) the Company is obligated to advance funds to meet partnership operating deficits for a five year period for certain partnerships. The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on the guarantees described above.

     Capital Improvements
     --------------------

     Total capital improvement expenditures increased from $92,603,000 in 2000 to $130,468,000 in 2001. Of the $130,468,000 in total 2001 expenditures,
     $37,140,000 is attributable to the 2000 Acquisition Communities, $3,111,000 is attributable to the 2001 Acquisition Communities, and $2,969,000 is attributable to the 2001 Disposition Communities. Of the remaining $87,248,000, $85,001,000 relates to the 2001 Core Properties and $2,247,000 relates to corporate office expenditures.

     Costs related to the acquisition, development, construction and improvement of properties are capitalized. Recurring, capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms. Interest costs are capitalized until construction is substantially complete. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred. The Company's financial statements are impacted by its capitalization policies. Other companies may have different policies.

     Funding for the above described capital replacements are provided by cash flows from operating activities. The Company estimates that during 2001, approximately $400 per unit was spent on capital replacements to maintain the condition of its properties.

     The schedule below summarizes the breakdown of capital improvements:

                                                                    Non-recurring
                                          Recurring Capital       Revenue Enhancing       Combined Capital
                                             Replacements              Upgrades             Improvements
                                             ------------              --------             ------------
     2001 Core Properties                     $12,321,000            $ 72,680,000            $ 85,001,000
     2000 Acquisition Communities               2,154,000              34,986,000              37,140,000
     2001 Acquisition Communities                 515,000               2,596,000               3,111,000
     2001 Disposition Communities                 566,000               2,403,000               2,969,000
     Corporate office expenditures*                   N/A                     N/A               2,247,000
                                              -----------            ------------            ------------
                                              $15,556,000            $112,665,000            $130,468,000
                                              ===========            ============            ============

     *No distinction is made between recurring or non-recurring expenditures for the corporate office.

     The $112,665,000 incurred to fund non-recurring, revenue enhancing upgrades included, among other items, the following: construction of seven new community centers; nearly 21,000 new windows; and the modernization of approximately 4,300 kitchens and 5,100 bathrooms. Management believes that these upgrades contributed significantly towards achieving 7.7% average growth in net operating income at the 2001 Core Properties. For the combined 2001 and 2000 Acquisition Communities, substantial rehabilitations were incurred as part of management's acquisition and repositioning strategies. The pace of capital replacements was accelerated to improve the overall competitive condition of the properties as quickly as possible. Funding for these capital improvements was provided by the line of credit and equity proceeds.

     During 2002, management expects that the communities' revenue growth will benefit further from improvements completed in 2001 and plans to continue to fund similar non-recurring, revenue enhancing upgrades. Management anticipates expenditures of $96 million in 2002, in addition to normal capital replacements. The Company selected J.D. Edwards as a platform for the new back office accounting system. The capital outlay during 2002 is estimated to be $1.5 million. The system will be fully implemented around mid-year and should streamline the reporting process as well as provide improved management information.

     Environmental Issues
     --------------------

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

     New Accounting Pronouncements
     -----------------------------

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 state that goodwill and intangible assets with indefinite useful lives should not be amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The Company does not anticipate that these standards will have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt FAS 142 effective January 1, 2002.

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

     Economic Conditions
     -------------------

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

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession; and the tragic events of September 11, 2001 accelerated certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage, short term interest rates, and a temporary reduction in occupancy. The Company believes, however, that these tragic events did not have a material effect on the Company's portfolio, given our property type and the geographic regions in which we are located. We will continue to review our business strategy and do not anticipate any changes in strategy or material effects in financial performance.

     Contingency
     -----------

     The Company has recently undergone a state tax audit. The state has assessed taxes of $469,000 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax years through December 31, 2001, the assessment would be $1.8 million. The Company believes the assessment and the state's underlying position is not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The Company has been advised that it has meritorious positions for its previous tax filings. As a result, no amounts were accrued by the Company as of December 31, 2001.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is interest rate risk. At December 31, 2001 and 2000, approximately 96% and 99%, respectively, of the Company's debt bore interest at fixed rates with a weighted average maturity of approximately 10 and 11 years, respectively, and a weighted average interest rate of approximately 7.27% and 7.41%, respectively, including the $35 million of debt swapped to a fixed rate. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 1 year and 6 years, respectively, and a weighted average interest rate of 3.27% and 6.54%, respectively, at December 31, 2001 and 2000. The Company does not intend to utilize permanent variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt or use its line of credit in connection with a property acquisition with the intention to swap to or refinance with fixed rate debt. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

     At December 31, 2001 and 2000, the interest rate risk on $35 million of such variable rate debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $35 million in variable rate mortgages to fixed rates of 5.91%, 7.66%, 8.40% and 8.22%.

     At December 31, 2001 and 2000, the fair value of the Company's fixed rate debt, including the $35 million which was swapped to a fixed rate, amounted to a liability of $958 million and $859 million compared to its carrying amount of $960 million and $833 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2001 would have changed the fair value of the Company's fixed rate debt to a liability of $1,016 million.

     The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2001, the Company had no other material exposure to market risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

         Directors

         The Board of Directors (the "Board") currently consists of twelve members. The terms for all of the directors of Home Properties expire at the 2002 Shareholders' Meeting.

         The information sets forth, as of February 25, 2002, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

                                                    Year First
            Name of Director           Age      Elected Director
            ----------------           ---      ----------------
         Burton S. August, Sr.          86             1994
         William Balderston, III        74             1994
         Alan L. Gosule                 61             1996
         Leonard F. Helbig, III         56             1994
         Roger W. Kober                 68             1994
         Nelson B. Leenhouts            66             1993
         Norman Leenhouts               66             1993
         Edward J. Pettinella           50             2001
         Albert H. Small                76             1999
         Clifford W. Smith, Jr.         55             1994
         Paul L. Smith                  66             1994
         Amy L. Tait                    43             1993

         Burton S. August, Sr. has been a director of the Company since August, 1994. Mr. August is currently a director of Monro Muffler Brake, Inc., a publicly traded company where Mr. August served as Vice President from 1969 until he retired in 1980. Mr. August is Honorary Chairman of the Board of Trustees of Rochester Institute of Technology, on the Board of Directors of Park Ridge Health Systems and Hillside Children's Center Foundation, on the cabinet of the Al Sigl Center, on the Finance Committee of the United Way of Greater Rochester, and is a Trustee of the Otetiana Council Boy Scouts of America.

         William Balderston, III has been a director of the Company since August, 1994. From 1991 to the end of 1992, he was an Executive Vice President of The Chase Manhattan Bank, N.A. From 1986 to 1991, he was President and Chief Executive Officer of Chase Lincoln First Bank, N.A., which was merged into The Chase Manhattan Bank, N.A. He is a Senior Trustee of the University of Rochester and a member of the Board of Governors of the University of Rochester Medical Center. Mr. Balderston is also a Trustee of the Genesee Country Village Museum, as well as a member of the Board of the Genesee Valley Conservancy. Mr. Balderston is a graduate of Dartmouth College.

         Alan L. Gosule, has been a director of the Company since December, 1996. Mr. Gosule has been a partner in the law firm of Clifford Chance Rogers & Wells LLP, New York, New York, since August, 1991 and prior to that time was a partner in the law firm of Gaston & Snow. He serves as Chairman of the Clifford Chance Rogers & Wells LLP Tax Department and Real Estate Securities practice group. Mr. Gosule is a graduate of Boston University and its Law School and received an LL.M. from Georgetown University. Mr. Gosule also serves on the Boards of Directors of the Simpson Housing Limited Partnership, F.L. Putnam Investment Management Company, Colonnade Partners, and America First Mortgage Investments, Inc. Clifford Chance Rogers & Wells LLP acted as counsel to PricewaterhouseCoopers LLP in its capacity as advisor to the State Treasurer of the State of Michigan in connection with its investment of retirement funds in

         Home Properties of New York, L.P. (the "Operating Partnership"). Mr. Gosule was the nominee of the State Treasurer under the terms of the investment agreements relating to that transaction. Those retirement funds divested their interest in Home Properties in 2001 and no longer have the right to nominate a board member. Mr. Gosule is expected to continue to serve as a nominee of the Board of Directors.

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

         Norman P. Leenhouts has served as Chairman of the Board of Directors, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as Chairman of the Board of HP Management since its formation. He has been a director of HP Resident Services since its formation and Chairman since 2000. Norman Leenhouts is a co-owner, together with Nelson Leenhouts, of Home Leasing and served as Chairman of Home Leasing from 1971. He is a director of Hauser Corporation and Rochester Downtown Development Corporation and is a member of the Board of Trustees of the University of Rochester and Roberts Wesleyan College. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

         Edward J. Pettinella has served as a Director and Executive Vice President of the Company since February, 2001. From 1997 until February, 2001, Mr. Pettinella served as President, Charter One Bank (NY Division) and Executive Vice President of Charter One Financial, Inc. From 1980 through 1997, Mr. Pettinella served in several managerial capacities for Rochester Community Savings Bank, Rochester, NY, including the positions of Chief Operating Officer and Chief Financial Officer. Mr. Pettinella serves on the Board of Directors of the United Way of Greater Rochester, State University at Geneseo, Geneseo Foundation, Syracuse University School of Business, Rochester Chamber of Commerce, Rochester Economic Development Corporation, and the Memorial Art Gallery. Mr. Pettinella is a graduate of the State University at Geneseo and holds an MBA from Syracuse University.

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

         Paul L. Smith has been a director of the Company since August, 1994. Mr. Smith was a director, Senior Vice President and the Chief Financial Officer of the Eastman Kodak Company from 1983 until he retired in 1993. He is currently a director of Performance Technologies, Inc. and Constellation Brands, Inc. He is also a member of the Board of Trustees of the George Eastman House and Ohio Wesleyan University. Mr. Smith is a graduate of Ohio Wesleyan University and holds an MBA Degree in finance from Northwestern University.

         Amy L. Tait has served as a director of the Company since its inception in 1993. Effective February 15, 2001, Mrs. Tait resigned her full-time position as Executive Vice President of the Company and as a director of HP Management. She is currently the principal of Tait Realty Advisors, LLC, and continued as a consultant in the Company pursuant to a consulting agreement that terminated on February 15, 2002. Mrs. Tait joined Home Leasing in 1983 and held several positions with the Company, including Senior and Executive Vice President and Chief Operating Officer. She currently serves on the M & T Bank Advisory Board and the boards of the United Way of Rochester, Princeton Club of Rochester, the Al Sigl Center, and The Commission Project. Mrs. Tait is a graduate of Princeton University and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester. She is the daughter of Norman Leenhouts.

         See Item 4A in Part I hereof for information regarding executive officers of the Company.

         Compliance with Section 16(a) of the Securities Act of 1934.
         -----------------------------------------------------------
         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all
         Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied.

Item 11. Executive Compensation
-------  ----------------------

         The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 7, 2002 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12. Securities Ownership of Certain Beneficial Owners and Management
-------  ----------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 7, 2002 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 7, 2002 under "Certain Relationships and Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------          ---------------------------------------------------------------

                 (a) 1 and 2.  Financial Statements and Schedule

                 The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.



                        HOME PROPERTIES OF NEW YORK, INC.

                        Consolidated Financial Statements


                                                                                 Page
                                                                                 ----
Report of Independent Accountants                                                 F-2

Consolidated Balance Sheets
         as of December 31, 2001 and 2000                                         F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2001, 2000 and 1999                     F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2001, 2000 and 1999                     F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2001, 2000 and 1999                     F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2001, 2000 and 1999                     F-7

Notes to Consolidated Financial Statements                                        F-8

Schedule III:
         Real Estate and Accumulated Depreciation                                 F-34

                 (a)     3.  Exhibits

Exhibit
Number   Exhibit

2.1 Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein, relating to Royal Gardens I, together with Amendment No. 1

2.2 Agreement among Home Properties of New York, Inc and Philip Solondz and Daniel Solondz, relating to Royal Gardens II, together with Amendment No. 1

2.3 Purchase and Sale Agreement dated July 25, 1997 by and between Home Properties of New York, L.P. and Louis S. and Molly S. Wolk Foundation

2.4 Purchase and Sale Agreement dated April 30, 1997 between Home Properties of New York L.P. and Briggs Wedgewood Associates, L.P.

2.5 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Chesfield Partnership

2.6 Agreement and Plan of Merger dated July 31, 1997 between Home Properties of New York, L.P. and Valspring Partnership

2.7 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Exmark Partnership

2.8 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and New Orleans East Limited Partnership

2.9 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. Glenvwk Partnership

2.10 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and PK Partnership

2.11 First Amendment to Agreement and Plan of Merger, dated September 1, 1997 between Home Properties of New York, L.P. and PK Partnership and its partners

2.12 First Amendment to Agreement and Plan of Merger, dated September 1, 1997 between Home Properties of New York, L.P. and NOP Corp. and Norpark Partnership

2.13 Contribution Agreement dated July 31, 1997 between Home Properties of New York, L.P. and Lamar Partnership

2.14 Agreement and Plan of Merger, dated July 31, 1997 between Home Properties of New York, L.P. and Curren Partnership

2.15     Contribution Agreement, dated October __, 1997 between Home
         Properties of New York between Home Properties of New York, L.P. and Berger/Lewiston Associates Limited Partnership; Stephenson-Madison Heights Company Limited Partnership; Kingsley-Moravian Company Limited Partnership; Woodland Garden Apartments Limited Partnership; B&L Realty Investments Limited Partnership; Southpointe Square Apartments Limited Partnership; Greentrees Apartments Limited Partnership; Big Beaver-Rochester Properties Limited Partnership; Century Realty Investment Company Limited Partnership

2.16 Agreement among Home Properties of New York, L.P. and Erie Partners, L.L.C. relating to Woodgate Place Apartments, together with Amendment No. 1

2.17 Agreement among Home Properties of New York, L.P. and Mid-Island Limited Partnership relating to Mid-Island Estates, together with Amendment No. 1

2.18 Purchase and Sale Agreement among Home Properties of New York, L.P. and Anthony M. Palumbo and Daniel Palumbo

2.19 Purchase and Sale Agreements dated June 17, 1997 among Home Properties of New York, L.P. and various individuals relating to Hill Court Apartments and Hudson Arms Apartments together with a letter Amendment dated September 24, 1997

2.20 Contract of Sale, dated October 20, 1997 between Home Properties of New York, L.P. and Hudson Palisades Associates relating to Cloverleaf Apartments

2.21 Contribution Agreement, dated November 17, 1997 among Home Properties of New York, L.P. and various trusts relating to Scotsdale Apartments

2.22 Contribution Agreement, dated November 7, 1997 among Home Properties of New York, L.P. and Donald H. Schefmeyer and Stephen W. Hall relating to Candlewood Apartments, together with Amendment No. One dated December 3, 1997

2.23 Purchase and Sale Agreement dated November 26, 1997 among Home Properties of New York, L.P. and Cedar Glen Associates

2.24 Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC

2.25 Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC

2.26 Contract of Sale between Lake Grove Associates Corp. and Home Properties of New York L.P., dated December 17, 1996, relating to the Lake Grove Apartments

2.27 Form of Contribution Agreement among Home Properties of New York, L.P. and Strawberry Hill Apartment Company LLLP, Country Village Limited Partnership, Morningside Six, LLLP, Morningside North Limited Partnership and Morningside Heights Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form

2.28 Form of Purchase and Sale Agreement relating to the Kaplan Portfolio with schedule setting forth material details in which documents differ from form

2.29 Form of Contribution Agreement dated June 7, 1999, relating to the CRC Portfolio with schedule setting forth material details in which documents differ from form

2.30 Form of Contribution Agreement relating to the Mid-Atlantic Portfolio with schedule setting forth material details in which documents differ from form

2.31 Contribution Agreement among Home Properties of New York, L.P., Leonard Klorfine, Ridley Brook Associates and the Greenacres Associates

2.32 Purchase and Sale Agreement among Home Properties of New York, L.P. and Chicago Colony Apartments Associates

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

2.41 Form of Contribution Agreement between Home Properties of New York, L.P. and Axtell Road Limited Partnership

2.42 Form of Contribution Agreement between Elk Grove Terrace II and III, L.P., Elk Grove Terrace, L.P. and Home Properties of New York, L.P.

3.1 Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.

3.2 Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.

3.3 Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.

3.4 Amended and Restated Articles Supplementary of Series A Senior Convertible Preferred Stock of Home Properties of New York, Inc.

3.5 Series B Convertible Cumulative Preferred Stock Articles Supplementary to the Amended and Restated Articles of Incorporation of Home Properties of New York, Inc.

3.6 Series C Convertible Cumulative Preferred Stock Articles Supplementary to the Amended and Restated Articles of Incorporation of Home Properties of New York, Inc.

3.7 Series D Convertible Cumulative Preferred Stock Articles Supplementary to the Amended and Restated Articles of Incorporation of Home Properties of New York, Inc.

3.8 Series E Convertible Cumulative Preferred Stock Articles Supplementary to the Amended and Restated Articles of Incorporation of Home Properties of New York, Inc.

3.9 Amended and Restated By-Laws of Home Properties of New York, Inc. (Revised 12/30/96)

4.1      Form of certificate representing Shares of Common Stock

4.2 Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request

4.3 Credit Agreement between Manufacturers Traders Trust Company, Home Properties of New York, L.P. and Home Properties of New York, Inc.

4.4 Amendment Agreement between Manufacturers and Traders Trust Company, Home Properties of New York, L.P. and Home Properties of New York, Inc. amending the Credit Agreement

4.5 Mortgage Spreader, Consolidation and Modification Agreement between Manufacturers and Traders Trust Company and Home Properties of New York, L.P., together with form of Mortgage, Assignment of Leases and Rents and Security Agreement incorporated therein by reference

4.6 Mortgage Note made by Home Properties of New York, L.P. payable to Manufacturers and Traders Trust Company in the principal amount of $12,298,000

4.7 Spreader, Consolidation, Modification and Extension Agreement between Home Properties of New York, L.P. and John Hancock Mutual Life Insurance Company, dated as of October 26, 1995, relating to indebtedness in the principal amount of $20,500,000

4.8      Amended and Restated Stock Benefit Plan of Home Properties of New York,
         Inc.

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

4.10 Amendment No. One to Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.11 Amendment No. Two to Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.12 Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.13 Amendment No. Three to Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.14     Directors' Stock Grant Plan

4.15     Director, Officer and Employee Stock Purchase and Loan Plan

4.16 Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan

4.17     Home Properties of New York, Inc. Deferred Bonus Plan

4.18 Fourth Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.19     Directors Deferred Compensation Plan

4.20     Agency Fee and Warrant Agreement

4.21     Form of Warrant

4.22     Agency Fee and Warrant Agreement, Amendment No.1

4.23 Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan

4.24 Fifth Amended and Restated Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.25 Sixth Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

4.26 Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan

4.27     Amendment No. One to Home Properties of New York, Inc. Deferred Bonus
         Plan

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

10.2 Amendments No. One through Eight to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.

10.3     Articles of Incorporation of Home Properties Management, Inc.

10.4     By-Laws of Home Properties Management, Inc.

10.5     Articles of Incorporation of Conifer Realty Corporation

10.6 Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.

10.7     By-Laws of Conifer Realty Corporation

10.8     Home Properties Trust Declaration of Trust, dated September 19, 1997

10.9 Employment Agreement between Home Properties of New York, L.P. and Norman P. Leenhouts

10.10 Amendments No. One, Two and Three to the Employment Agreement between Home Properties of New York, L.P. and Norman P. Leenhouts

10.11 Employment Agreement between Home Properties of New York, L.P. and Nelson B. Leenhouts

10.12 Amendments No. One, Two and Three to the Employment Agreement between Home Properties of New York, L.P. and Nelson B. Leenhouts

10.13 Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors

10.14 Indemnification Agreement between Home Properties of New York, Inc. and Richard J. Crossed

10.15 Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule

10.16 Registration Rights Agreement among Home Properties of New York, Inc., Home Leasing Corporation, Leenhouts Ventures, Norman P. Leenhouts, Nelson B. Leenhouts, Amy L. Tait, David P. Gardner, Ann M. McCormick, William Beach, Paul O'Leary, Richard J. Struzzi, Robert C. Tait, Timothy A. Florczak and Laurie Tones

10.17 Agreement of Operating Sublease, dated October 1, 1986, among KAM, Inc., Morris Massry and Raintree Island Associates, as amended by Letter Agreement Supplementing Operating Sublease dated October 1, 1986

10.18 Form of Term Promissory Note payable to Home Properties of New York, by officers and directors in association with the Executive and Director Stock Purchase and Loan Program

10.19 Form of Pledge Security Agreement executed by officers and directors in connection with Executive and Director Stock Purchase and Loan Program

10.20 Schedule of Participants, loan amounts and shares issued in connection with the Executive and Director Stock Purchase and Loan Program

10.21 Subordination Agreement between Home Properties of New York, Inc. and The Chase Manhattan Bank relating to the Executive and Director Stock Purchase and Loan Program

10.22 Partnership Interest Purchase Agreement, dated as of December 23, 1996 among Home Properties of New York, Inc., Home Properties of New York, L.P. and State of Michigan Retirement Systems

10.23 Registration Rights Agreement, dated as of December 23, 1996 between Home Properties of New York, Inc. and State of Michigan Retirement Systems

10.24 Lock-Up Agreement, dated December 23, 1996 between Home Properties of New York, Inc. and State of Michigan Retirement Systems

10.25 Agreement dated as of April 13, 1998 between Home Properties of New York, Inc. and the Treasurer of the State of Michigan

10.26 Amendment No. Nine to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership

10.27    Master Credit Facility Agreement by and among Home Properties of
         New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp., dated as of August 28, 1998

10.28 First Amendment to Master Credit Facility Agreement, dated as of December 11, 1998 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae

10.29 Second Amendment to Master Credit Facility Agreement, dated as of August 30, 1999 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae

10.30 Amendments Nos. Ten through Seventeen to the Second Amended and Restated Limited Partnership Agreement

10.31 Amendments Nos. Eighteen through Twenty- Five to the Second Amended and Restated Limited Partnership Agreement

10.32 Credit Agreement, dated 8/23/99 between Home Properties of New York, L.P., the Lenders, Party hereto and Manufacturers and Traders Trust Company as Administrative Agent

10.33 Amendment No. Twenty-Seven to the Second Amended and Restated Limited Partnership Agreement

10.34 Amendments Nos. Twenty-Six and Twenty-Eight through Thirty to the Second Amended and Restated Limited Partnership Agreement

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

10.40 Purchase Agreement between Home Properties of New York, Inc. and the Pacific Life Insurance Company and AEW Capital Management

10.41 Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan

10.42 Amendments No. Thirty-One and Thirty-Two to the Second Amended and Restated Limited Partnership Agreement

10.43 Form of Purchase and Sale Agreement between Blackhawk Apartments Limited Partnership and Home Properties of New York, L.P.

10.44 Form of Purchase and Sale Agreement between Home Properties of New York, L.P. and Caesar Figoni

10.45 Form of Real Estate Purchase Agreement between Smith Property Holdings Orleans, LLC and Home Properties of New York, L.P.

10.46 Purchase Agreement between Home Properties of New York, Inc., The Prudential Insurance Company of America and Teachers Insurance and Annuity Association of America

10.47 Employment Agreement between Home Properties of New York, L.P., Home Properties of New York Inc. and Edward J. Pettinella, and Amendment No. One, thereto

10.48    Consulting Agreement between Home Properties of New York, L.P. and Amy
         L. Tait

10.49 Amendment No. Thirty Three to the Second Amended and Restated Limited Partnership Agreement

10.50 Amendment No. Thirty Five to the Second Amended and Restated Limited Partnership Agreement

10.51 Amendment No. Forty Two to the Second Amended and Restated Limited Partnership Agreement

10.52 Amendments Nos. Thirty Four, Thirty Six through Forty One, Forty Three and Forty Four to the Second Amended and Restated Limited Partnership Agreement

10.53 Purchase and Sale Agreement among Home Properties of New York, L.P., Conifer Realty Corporation and Conifer Realty LLC, and Amendments Nos. One and Two thereto.

10.54 Purchase and Sale Agreement by and between Sandalwood Co-Op, Inc. and Home Properties of New York, L.P., dated April 12, 2001

10.55 Contribution Agreement by and among Home Properties of New York, L.P. and Lincolnia Limited Partnership, dated April 30, 2001

10.56 Purchase and Sale Agreement between Windsor at Hauppauge Limited Partnership and Home Properties of New York, L.P., dated as of May, 2001

10.57 Amendment Nos. Forty-Five through Fifty-One to the Second Amendment and Restated Limited Partnership Agreement

10.58 Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan

10.59 Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan

11       Computation of Per Share Earnings Schedule

21       List of Subsidiaries of Home Properties of New York, Inc.

23       Consent of PricewaterhouseCoopers LLP

99       Additional Exhibits - Debt Summary Schedule

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HOME PROPERTIES OF NEW YORK, INC.




                             /s/ Norman P. Leenhouts
                             ------------------------------------------------
                             Norman P. Leenhouts
                             Director, Chairman of the Board of Directors and Co-Chief Executive Officer
                             (Co-Principal Executive Officer)

                             Date:  February 27, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties of New York, Inc. and in the capacities and on the dates indicated.


Signature                                   Title                                         Date
/s/ Norman P. Leenhouts             Director, Chairman of the                       February 27, 2002
-----------------------             Board of Directors and
Norman P. Leenhouts                 Co-Chief Executive Officer
                                    (Co-Principal Executive Officer)

/s/ Nelson B. Leenhouts             Director, President and                         February 27, 2002
-----------------------             Co-Chief Executive Officer
Nelson B. Leenhouts                 (Co-Principal Executive Officer)

/s/ Edward J. Pettinella            Director, Executive Vice President              February 27, 2002
---------------------------
Edward J. Pettinella

/s/ David P. Gardner                Senior Vice President, Chief Financial          February 27, 2002
---------------------------         Officer (Principal Financial and
David P. Gardner                    Accounting Officer)

/s/ Robert J. Luken                 Vice President, Treasurer and Controller        February 27, 2002
---------------------------
Robert J. Luken

/s/ Burton S. August, Sr.           Director                                        February 27, 2002
---------------------------
Burton S. August, Sr.

/s/ William Balderston, III         Director                                        February 27, 2002
---------------------------
William Balderston, III

/s/ Alan L. Gosule                  Director                                        February 27, 2002
---------------------------
Alan L. Gosule

/s/ Leonard F. Helbig, III          Director                                        February 27, 2002
---------------------------

Leonard F. Helbig, III

/s/ Roger W. Kober                  Director                February 27, 2002
---------------------------
Roger W. Kober

/s/ Albert H. Small                 Director                February 27, 2002
---------------------------
Albert H. Small

/s/ Clifford W. Smith, Jr.          Director                February 27, 2002
---------------------------
Clifford W. Smith, Jr.

/s/ Paul L. Smith                   Director                February 27, 2002
------------------
Paul L. Smith

/s/ Amy L. Tait                     Director                February 27, 2002
---------------------------
Amy L. Tait

                        HOME PROPERTIES OF NEW YORK, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                      Page
                                                                                      ----
Report of Independent Accountants                                                      F-2

Consolidated Balance Sheets
         as of December 31, 2001 and 2000                                              F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2001, 2000 and 1999                          F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2001, 2000 and 1999                          F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2001, 2000 and 1999                          F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2001, 2000 and 1999                          F-7

Notes to Consolidated Financial Statements                                             F-8

Schedule III:
         Real Estate and Accumulated Depreciation                                      F-34

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants




To the Board of Directors and Shareholders of Home Properties of New York, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 46 present fairly, in all material respects, the financial position of Home Properties of New York, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) and (2) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
January 30, 2002

                        HOME PROPERTIES OF NEW YORK, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 and 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                  2001               2000
                                                                                  ----               ----
ASSETS
Real estate:
  Land                                                                         $  287,473         $  247,483
  Buildings, improvements and equipment                                         1,847,605          1,647,786
                                                                               ----------         ----------
                                                                                2,135,078          1,895,269
  Less:  accumulated depreciation                                              (  201,564)        (  153,324)
                                                                               ----------         ----------
         Real estate, net                                                       1,933,514          1,741,945

Cash and cash equivalents                                                          10,719             10,449
Cash in escrows                                                                    39,230             36,676
Accounts receivable                                                                 8,423             11,510
Prepaid expenses                                                                   17,640             13,505
Investment in and advances to affiliates                                           42,870             45,048
Deferred charges, net                                                               5,279              3,825
Other assets, net                                                                   6,114              8,930
                                                                               ----------         ----------
         Total assets                                                          $2,063,789         $1,871,888
                                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                         $  960,358           $832,783
Line of credit                                                                     32,500                  -
Accounts payable                                                                   21,838             18,577
Accrued interest payable                                                            5,782              5,236
Accrued expenses and other liabilities                                             13,180              7,197
Security deposits                                                                  18,948             18,290
                                                                               ----------         ----------
         Total liabilities                                                      1,052,606            882,083
                                                                               ----------         ----------

Commitments and contingencies
Minority interest                                                                 341,854            371,544
                                                                               ----------         ----------
8.36% Series B convertible cumulative preferred stock, liquidation preference of $25.00 per share; 2,000,000 shares issued and
   outstanding, net of issuance costs                                              48,733             48,733
                                                                               ----------         ----------
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
    1,150,000 and 2,816,667 shares issued and outstanding
    at December 31, 2001 and 2000, respectively                                   114,000            149,000
   Common stock, $.01 par value; 80,000,000 shares authorized;
     24,010,855 and 21,565,681 shares issued and
     outstanding at December 31, 2001 and 2000, respectively                          240                216
   Excess stock, $.01 par value; 10,000,000
     shares authorized; no shares issued                                                -                  -
   Additional paid-in capital                                                     572,273            483,453
   Distributions in excess of accumulated earnings                             (   57,768)        (   53,517)
   Accumulated other comprehensive loss                                        (      532)                 -
   Officer and director notes for stock purchases                              (    7,617)        (    9,624)
                                                                               ----------         ----------
         Total stockholders' equity                                               620,596            569,528
                                                                               ----------         ----------
         Total liabilities and stockholders' equity                            $2,063,789         $1,871,888
                                                                               ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         2001             2000              1999
                                                                         ----             ----              ----
Revenues:
  Rental income                                                     $   348,914     $    298,860       $   217,591
  Property other income                                                  13,319           11,389             6,878
  Interest and dividend income                                            3,014            7,746             7,092
  Other income                                                            2,276            1,053             2,902
                                                                    -----------     ------------       -----------
         Total Revenues                                                 367,523          319,048           234,463
                                                                    -----------     ------------       -----------

Expenses:
  Operating and maintenance                                             145,558          128,034            95,200
  General and administrative                                             18,614           13,235            10,696
  Interest                                                               66,446           56,792            39,558
  Depreciation and amortization                                          64,890           52,430            37,350
  Loss on available-for-sale securities                                       -                -             2,123
  Non-recurring acquisition expense                                           -                -             6,225
                                                                    -----------     ------------       -----------
         Total Expenses                                                 295,508          250,491           191,152
                                                                    -----------     ------------       -----------

Income before gain (loss) on disposition of property and
  business, minority interest and extraordinary item                     72,015           68,557            43,311
Gain (loss) on disposition of property and business                      26,241           (1,386)              457
                                                                    -----------     ------------       -----------
Income before minority interest and extraordinary item                   98,256           67,171            43,768
Minority interest                                                        33,682           25,715            17,390
                                                                    -----------     ------------       -----------
Income before extraordinary item                                         64,574           41,456            26,378
Extraordinary item, prepayment
  penalties, net of $48 in 2001 and $78 in 1999
  allocated to minority interest                                       (     68)               -          (     96)
                                                                    -----------     ------------       -----------
Net income                                                               64,506           41,456            26,282
Preferred dividends                                                    ( 17,681)        ( 12,178)         (  1,153)
                                                                    -----------     ------------       -----------

Net income available to common shareholders                         $    46,825     $     29,278       $    25,129
                                                                    ===========     ============       ===========

Basic earnings per share data:
  Income before extraordinary item                                  $      2.12     $       1.42       $      1.35
  Extraordinary item                                                          -                -      ($       .01)
                                                                    -----------     ------------       -----------
  Net income available to common shareholders                       $      2.12     $       1.42       $      1.34
                                                                    ===========     ============       ===========

Diluted earnings per share data:
  Income before extraordinary item                                  $      2.11     $       1.41       $      1.35
  Extraordinary item                                                          -                -      ($       .01)
                                                                    -----------     ------------       -----------
  Net income available to common shareholders                       $      2.11     $       1.41       $      1.34
                                                                    ===========     ============       ===========

Weighted average number of shares outstanding:
  Basic                                                              22,101,027       20,639,241        18,697,731
                                                                    ===========     ============       ===========
  Diluted                                                            22,227,521       20,755,721        18,800,907
                                                                    ===========     ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                            Officer/
                                     Preferred                                      Distributions  Accumulated             Director
                                      Stock at         Common Stock     Additional   in Excess of    Other                 Notes for
                                     Liquidation       ------------      Paid-In    Accumulated   Comprehensive  Treasury    Stock
                                     Preference      Share    Amount     Capital      Earnings       Income       Stock    Purchase
                                     ----------      -----    ------     -------      --------       ------       -----    --------
Balance, January 1, 1999               $     -    17,635,000    $177    $401,814     ($26,622)    ($1,607)       ($1,863)   ($9,943)
Issuance of common stock, net                      2,025,288      20      50,290
Conversion of partnership
   interest for 1,666,667 shares
   of Series A Preferred stock          35,000                               448
Payments on notes for stock purchase                                                                                            226
Interest receivable on notes for
   stock purchase                                                                                                              (140)
Net income                                                                             26,282
Change in unrealized loss on
   available-for-sale securities                                                                    1,607
Conversion of UPREIT Units for
   stock                                              63,476       1       1,322
Purchase and retirement of
   treasury stock                                   (125,300)     (2)     (4,835)                                  1,863
Adjustment of minority interest                                           12,306
Preferred dividends                                                                    (1,057)
Dividends paid ($1.97 per share)                                                      (36,897)
                                     ---------    ----------    ----    --------     --------     -------         -------  --------
Balance, December 31, 1999              35,000    19,598,464     196     461,345      (38,294)          -              -     (9,857)

Issuance of common stock, net                      2,108,275      21      55,914
Issuance of preferred stock, net       114,000                            (1,706)
Payments on notes for stock
   purchase                                                                                                                     375
Interest receivable on notes for
   stock purchase                                                                                                              (142)
Net income                                                                             41,456
Conversion of UPREIT Units for
   stock                                             327,542       3       7,385
Purchase and retirement of
   treasury stock                                   (468,600)     (4)    (12,660)
Adjustment of minority interest                                          (26,825)
Preferred dividends                                                                   (12,179)
Dividends paid ($2.16 per share)                                                      (44,500)
                                     ---------    ----------    ----    --------     --------     -------         -------  --------
Balance, December 31, 2000             149,000    21,565,681     216     483,453      (53,517)          -               -    (9,624)
Issuance of common stock, net                      1,448,815      14      38,920
Conversion of preferred stock
   for common stock                    (35,000)    1,666,667      17      34,983
Payments on notes for stock
   purchase                                                                                                                   1,812
Interest receivable on notes for
   stock purchase                                                                                                               195
Net income                                                                             64,506
Change in fair value of hedge
   instruments, net of minority
   interest                                                                                          (532)
Conversion of UPREIT Units for
   stock                                              83,692       1       1,909
Purchase and retirement of
   treasury stock                                   (754,000)     (8)    (20,613)
Adjustment of minority interest                                           33,621
Preferred dividends                                                                   (17,681)
Dividends paid ($2.31 per share)                                                      (51,076)
                                     ---------    ----------    ----    --------     --------     -------         -------  --------
Balance, December 31, 2001           $ 114,000    24,010,855    $240    $572,273     ($57,768)      ($532)        $     -   ($7,617)
                                     =========    ==========    ====    ========     ========     =======         =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                         2001              2000              1999
                                                                         ----              ----              ----
Net income                                                              $64,506           $41,456           $26,282
                                                                        -------           -------           -------
Other comprehensive income (loss):
   Cumulative effect of accounting change (Note 11)                        (339)                -                 -
   Change in fair value of hedged instruments                              (193)                -                 -
   Change in unrealized loss on available-for-sale securities
                                                                              -                 -             1,607
                                                                        -------           -------           -------
Other comprehensive income (loss), net of minority interest
                                                                           (532)                -             1,607
                                                                        -------           -------           -------
Net comprehensive income                                                $63,974           $41,456           $27,889
                                                                        =======           =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                 2001           2000           1999
                                                                                 ----           ----           ----
Cash flows from operating activities:
  Net income                                                                 $ 64,506       $ 41,456       $ 26,282
                                                                              -------       --------       --------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (income) loss of affiliates                                       (123)         1,746           (201)
     Income allocated to minority interest                                     33,682         25,715         17,390
     Extraordinary item allocated to minority interest                            (48)             -            (78)
     Depreciation and amortization                                             65,521         52,995         38,066
     Loss on available-for-sale securities                                          -              -          2,123
     (Gain) loss on disposition of property and business                      (26,241)         1,386           (457)
     Changes in assets and liabilities:
        Other assets                                                            1,564         (8,468)        (3,606)
        Accounts payable and accrued liabilities                                9,528         12,387         10,285
                                                                             --------       --------       --------
         Total adjustments                                                     83,883         85,761         63,522
                                                                             --------       --------       --------
         Net cash provided by operating activities                            148,389        127,217         89,804
                                                                             --------       --------       --------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
   notes assumed and UPREIT Units issued                                     (126,385)      (106,438)      (130,789)
   Additions to properties                                                   (130,468)       (92,603)       (61,034)
   Advances to affiliates                                                     (15,257)       (33,481)       (48,888)
   Payments on advances to affiliates                                          17,558         42,311         39,916
   Proceeds from sale of properties and business, net                         115,446         11,746          1,099
   Sale of available-for-sale securities                                            -              -          9,526
                                                                             --------       --------       --------
         Net cash used in investing activities                               (139,106)      (178,465)      (190,170)
                                                                             --------       --------       --------

Cash flows from financing activities:

   Proceeds from sale of preferred stock, net                                       -        112,294         48,733
   Proceeds from sale of common stock, net                                     40,943         56,168         50,397
   Purchase of treasury stock                                                 (20,621)       (12,664)        (2,974)
   Purchase of UPREIT Units                                                   (11,899)             -              -
   Proceeds from mortgage notes payable                                       132,397         84,432         32,978
   Payments of mortgage notes payable                                         (72,629)       (33,517)       (36,345)
   Proceeds from line of credit                                               171,500         97,000        104,700
   Payments on line of credit                                                (139,000)      (147,800)       (53,900)
   Payments of deferred loan costs                                             (2,086)        (1,781)          (576)
   Additions to cash escrows, net                                              (2,554)        (8,395)       (10,850)
   Dividends and distributions paid                                          (105,064)       (88,782)       (60,501)
                                                                             --------       --------       --------
         Net cash (used in) provided by financing activities                   (9,013)        56,955         71,662
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                              270          5,707        (28,704)
Cash and cash equivalents:
   Beginning of year                                                           10,449          4,742         33,446
                                                                             --------       --------       --------
   End of year                                                               $ 10,719       $ 10,449       $  4,742
                                                                             ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1        ORGANIZATION AND BASIS OF PRESENTATION

         Organization

         Home Properties of New York, Inc. (the "Company" ) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. The Company conducts its business through Home Properties of New York, L.P. (the "Operating Partnership"), a New York limited partnership. As of December 31, 2001, the Company operated 293 apartment communities with 49,745 apartments. Of this total, the Company owned 143 communities, consisting of 39,007 apartments, managed as general partner 132 partnerships that owned 8,035 apartments and fee managed 2,703 apartments for affiliates and third parties. The Company also fee managed 2.2 million square feet of office and retail properties.

         Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its 60.0% (57.6% at December 31, 2000) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units ("UPREIT Units") outstanding. The remaining 40.0% (42.4% at December 31, 2000) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary ("QRS") of the Company.

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

         The Company records its allocable share of the respective partnership's income or loss based on the terms of the agreement. To the extent it is determined that the LPs cannot absorb their share of the losses, if any, the GP will record the LPs share of such losses.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Real Estate

         Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms. Interest costs are capitalized until construction is substantially complete. There was $520, $260, and $263 of interest capitalized in 2001, 2000 and 1999, respectively. When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

         Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. No such losses have been recognized to date. The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

         Depreciation

         Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment - 5-40 years; and tenant improvements - life of related lease. Depreciation expense charged to operations was $64,684, $52,221, and $37,176 for the years ended December 31, 2001,
         2000 and 1999, respectively.

         Cash and Cash Equivalents

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

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Charges

         Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statement of operations. The range of the terms of the agreements are from 1-23 years. Accumulated amortization was $1,548 and $1,270, as of December 31, 2001 and 2000, respectively.

         Intangible Assets

         Intangible assets of $4,942 and $7,501 at December 31, 2001 and 2000, respectively, included in Other Assets, consist primarily of property management contracts obtained through the acquisition of real estate management businesses, which are amortized on the straight-line basis over their estimated useful lives of 40 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. Accumulated amortization was $888 and $684 as of December 31, 2001 and 2000, respectively.

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

         Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

         Prior to 2001, the Operating Partnership earned development and other fee income from properties in the development phase. This fee income is recognized on the percentage of completion method.

         Gains on Real Estate Sales

         Gains from sales of operating properties are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Real Estate Sales, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

         Advertising

         Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $5,486, $5,366, and $3,966 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Insurance Settlement

         In October, 2001, the Company resolved a legal claim with an insurance provider and received a total settlement of $4.9 million. This refund was allocated to insurance expense in relation to the Company's estimate of loss spread over the corresponding policy term. The policy term covered November 1, 2000 to October 31, 2001 and November 1, 2001 to October 31, 2002. The amount of the settlement relating to the period from November 1, 2000 to December 31, 2001 was estimated to be $2.2 million, and that amount reduced insurance expense in the fourth quarter of 2001. The remaining settlement of $2.7 million relates to the remaining policy period from January 1, 2001, through October 31, 2002, and will be amortized on a straight-line basis over that period.

         Federal Income Taxes

         The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 90% (95% in years prior to 2001) of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2001, 2000 and 1999, the Company distributed 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.

         The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $202 million and $188 million at December 31, 2001 and 2000, respectively.

         The following table reconciles net income to taxable income for the years ended December 31, 2001, 2000 and 1999:


                                                                             2001            2000             1999
                                                                             ----            ----             ----
         Net income                                                       $ 64,506         $41,456          $26,282
           Less:  Net income of Taxable REIT Subsidiaries
               included above                                             (     62)          1,791          (   156)
                                                                          --------         -------          -------
         Net income from REIT operations                                    64,444          43,247           26,126
           Add:  Book depreciation and amortization                         64,888          52,430           37,349
           Less:  Tax depreciation and amortization                        (66,915)        (57,128)         (42,271)
           Book/tax difference on gains/losses from capital
              transactions                                                  (7,514)              -            6,226
           Other book/tax differences, net                                (  2,303)        ( 1,873)             825
                                                                          --------         -------          -------
         Taxable income before adjustments                                  52,600          36,676           28,255
           Less: Capital gains                                            ( 26,241)          1,386          (   457)
                                                                          --------         -------          -------
         Adjusted taxable income subject to 90% (95% in 2000 and
           1999) dividend requirement                                     $ 26,359         $38,062          $27,798
                                                                          ========         =======          =======

         The Company made actual distributions in excess of 100% of the taxable income before capital gains. All adjustments to net income from REIT operations are net of amounts attributable to minority interest and taxable REIT subsidiaries.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Income before extraordinary item, extraordinary item and net income available to common shareholders are the same for both the basic and diluted calculation. The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, is as follows:


                                                                         2001            2000             1999
                                                                         ----            ----             ----
         Net Income                                                 $   64,506    $     41,456      $    26,282
         Less: Preferred dividends                                  (   17,681)        (12,178)          (1,153)
                                                                    ----------    ------------      -----------
         Net income available to common shareholders                $   46,825    $     29,278      $    25,129
                                                                    ==========    ============      ===========

         Basic weighted average number of shares
            outstanding                                             22,101,027      20,639,241       18,697,731
         Effect of dilutive stock options                              126,494         116,480          103,176
                                                                    ----------    ------------      -----------
         Diluted weighted average number of shares
            outstanding                                             22,227,521      20,755,721       18,800,907
                                                                    ==========    ============      ===========

         Basic earnings per share                                   $     2.12    $       1.42      $      1.34
                                                                    ==========    ============      ===========
         Diluted earnings per share                                 $     2.11    $       1.41      $      1.34
                                                                    ==========    ============      ===========

         Unexercised stock options to purchase 1,732,656, 1,270,300, and 713,600 (including warrants of 525,000 issued with the Series C and E Preferred Stock issuance for 2001 and 2000) shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 2001, 2000 and 1999, respectively. For the year ended December 31, 2001, the 4,816,667 shares of the Series A (prior to the November 27, 2001 conversion), B, C, D and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as-converted basis has an antidilutive effect and is not included in the computation of diluted EPS.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassification

         Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

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

         New Accounting Pronouncements

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 provide that goodwill and intangible assets with indefinite useful lives should not be amortized but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The Company does not anticipate that these standards will have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt FAS 142 effective January 1, 2002.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of SFAS 121. It retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3        INVESTMENT IN AND ADVANCES TO AFFILIATES

         The Company has investments in and advances to approximately 132 limited partnerships where the Company acts as the managing general partner. In addition, there are investments in other affiliated entities (see Note 4). The following is summarized financial information for the investment in and advances to affiliates carried under the equity method of accounting, excluding the Management Companies discussed in
         Note 4, as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001.

                                                                                     2001         2000
                                                                                     ----         ----
          Balance Sheets:
            Real estate, net                                                      $280,864     $293,616
            Other assets                                                            36,579       34,023
                                                                                  --------     --------
              Total assets                                                        $317,443     $327,639
                                                                                  ========     ========

            Mortgage notes payable                                                $253,798     $257,834
            Advances from affiliates                                                25,245       21,957
            Other liabilities                                                       18,140       18,558
            Partners' equity                                                        20,260       29,290
                                                                                  --------     --------
              Total liabilities and partners' equity                              $317,443     $327,639
                                                                                  ========     ========

         The Company's proportionate share of mortgage notes payable was $6,800 at December 31, 2001. The mortgage notes payable are all non-recourse to the affiliated partnership and the Company.

                                                                                    2001         2000         1999
                                                                                    ----         ----         ----
          Operations:
            Gross revenues                                                        $ 46,972      $44,053       $42,059
            Operating expenses                                                     (29,704)    ( 26,627)      (26,683)
            Mortgage interest expense                                              (11,529)    ((12,198)      (10,398)
            Depreciation and amortization                                          (13,606)    ( 12,964)      (11,257)
                                                                                  --------      -------       -------
              Net loss                                                           ($  7,867)    ($ 7,736)     ($ 6,279)
                                                                                  ========      =======       =======
            Company's share (included in property other income)                   $     62      $    45       $    45
                                                                                  ========      =======       =======

         Reconciliation of interests in the underlying net assets to the Company's carrying value of investments in and advances to affiliates:

                                                                                           2001            2000
                                                                                           ----            ----
           Partners' equity, as above                                                     $20,260         $29,290
           Equity of other partners                                                        15,821          24,217
                                                                                          -------         -------
           Company's share of investments in limited partnerships                           4,439           5,073
           Advances to limited partnerships, as above                                           -          21,957
                                                                                          -------         -------
           Company's investment in and advances to limited partnerships                     4,439          27,030
           Company's investment in Management Companies (see Note 4)                       22,477          (1,516)
           Company's advances to Management Companies                                      15,954          19,534
                                                                                          -------         -------
           Carrying value of investments in and advances to affiliates                    $42,870         $45,048
                                                                                          =======         =======

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4        MANAGEMENT COMPANIES

         Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Home Properties Resident Services, Inc. (formerly Conifer Realty Corp.) (together the "Management Companies"). Both are Maryland corporations and, effective January 1, 2001, elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. The Operating Partnership owns non-voting common stock in the Management Companies which entitles it to receive 95% and 99% of the economic interest in Home Properties Management, Inc. and Home Properties Resident Services, respectively. Effective March 1, 2001, the Company recapitalized Home Properties Resident Services, Inc. by contributing to capital $23.7 million of loans due from affiliated partnerships. Simultaneous with the recapitalization, the Company increased its effective economic interest from 95% to 99% diluting the economic interest held by certain of the Company's officers and inside directors. The Company's share of income from the Management Companies, included in Other Income in the consolidated statement of operations, for the twelve months ended December 31, 2001, 2000 and 1999, is summarized as follows:


                                                                    2001           2000           1999
                                                                    ----           ----           ----
         Management fees                                          $ 3,397        $ 3,716        $ 3,778
         Development and construction management fees                   -          3,991          5,567
         Interest income                                            1,627              -              -
         General and administrative                                (3,244)        (7,364)        (7,449)
         Interest expense                                          (1,390)        (1,937)        (1,242)
         Other expenses                                              (330)          (292)          (490)
                                                                  -------        -------        -------
         Net income (loss)                                        $    60       ($ 1,886)       $   164
                                                                  =======        =======        =======

         Company's share                                          $    61       ($ 1,791)       $   156
                                                                  =======        =======        =======

         Total assets                                             $38,602        $21,965        $21,699
                                                                  =======        =======        =======

         Total liabilities                                        $16,296        $23,526        $21,375
                                                                  =======        =======        =======


         The general and administrative expenses reflected above represent an allocation of direct and indirect costs incurred by the Company estimated by management to be associated with the operations of the Management Companies.

         Included in assets of the Management Companies are notes and other receivables due from affiliated partnerships (Note 3) of approximately $25,000 and $0 at December 31, 2001 and 2000, respectively. The interest rates of the notes receivable include both fixed and variable rate terms. The variable rate loans are at one percent over the Prime rate of interest. The fixed rate agreements range from 8.47% to 8.75% per annum. The maturity dates for these notes receivable range from 2002 to 2032.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5        MORTGAGE NOTES PAYABLE

         The Company's mortgage notes payable are summarized as follows:

                                                                                         2001            2000
                                                                                         ----            ----

         Fixed rate mortgage notes payable                                             $954,203        $823,488
         Variable rate mortgage notes payable                                             6,155           9,295
                                                                                       --------        --------
            Total mortgage notes payable                                               $960,358        $832,783
                                                                                       ========        ========

         Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from August, 2002, through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 3.27% and 6.54% at December 31, 2001 and 2000, respectively. The weighted average interest rate of the Company's fixed rate notes was 7.27% and 7.41% at December 31, 2001 and 2000, respectively.

         Principal payments on the mortgage notes payable for years subsequent to December 31, 2001 are as follows:

         2002              $ 53,378
         2003                26,359
         2004                36,675
         2005                41,870
         2006                68,485
         Thereafter         733,591
                           --------

                           $960,358
                           ========

         The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $958,452 and $858,743, at December 31, 2001 and 2000, respectively.

         The Company has incurred prepayment penalties on debt restructurings which are accounted for as extraordinary items in the statement of operations. Prepayment penalties were approximately $116, $0, and $174 for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 repayments on eight debt instruments totaled $51,969 and were refinanced by eleven new borrowings in excess of $131,370. The 2000 repayments on two debt instruments totaled $25,067 and were refinanced by two new borrowings in excess of $39,000.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6        LINE OF CREDIT

         As of December 31, 2001, the Company had an unsecured line of credit from M & T Bank of $100 million with $32.5 million outstanding. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on September 1, 2002. The Company is evaluating alternatives to replace or extend the line of credit after September 1, 2002. The LIBOR interest rate was 1.93% at December 31, 2001.

7        MINORITY INTEREST

         Minority interest in the Company relates to the interest in the Operating Partnership not owned by Home Properties of New York, Inc. Holders of UPREIT Units may redeem a Unit for one share of the Company's common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company.

         The changes in minority interest for the three years ended December 31 are as follows:


                                                                       2001           2000          1999
                                                                       ----           ----          ----
            Balance, beginning of year                               $371,544       $299,880      $204,709
            Issuance of UPREIT Units associated with
               property acquisitions                                   19,133         58,616       149,483
            Adjustment between minority interest and
               stockholders' equity                                   (33,621)        26,825       (12,306)
            Exchange of UPREIT Units for Common Shares                 (1,910)        (7,387)       (1,323)
            Repurchase of UPREIT Units                                (10,233)             -             -
            Exchange of partnership interests for Series A
               Preferred Stock                                              -              -       (35,448)
            Net income                                                 33,634         25,714        17,312
            Accumulated other comprehensive loss                         (388)             -             -
            Distributions                                             (36,305)       (32,104)      (22,547)
                                                                     --------       --------      --------
            Balance, end of year                                     $341,854       $371,544      $299,880
                                                                     ========       ========      ========

8        PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         Common Stock

         In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock and UPREIT Units. The Board's action did not establish a target price or a specific timetable for repurchase. At December 31, 1999, there was approval remaining to purchase 795,100 shares. In 2000, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2000, the Company repurchased 468,600 shares at a cost of $12,664,000. In 2001, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2001, the Company repurchased 754,000 shares and 436,700 UPREIT Units at a cost of $20,600,000 and $11,900,000, respectively. Approval to repurchase 1,135,800 shares of common stock and UPREIT Units remains at December 31, 2001.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

         Preferred Stock

         On December 22, 1999, the holder of the Class A limited partnership interests converted its ownership to 9% Series A convertible cumulative preferred stock ("Series A Preferred Shares"), liquidation preference of $21.00 per Common Share, total shares outstanding of 1,666,667. The conversion to preferred stock occurred at the Company's request and permits the Operating Partnership to continue to use favorable tax depreciation methods. The Series A Preferred Shares were convertible at any time by the holder on a one-for-one basis into Common Shares. On November 28, 2001, the Series A Preferred Shares were converted to common shares. The conversion had no effect on reported results of operations.

         On September 30, 1999, the Company privately placed 2,000,000 of its 8.36% Series B convertible cumulative preferred stock ("Series B Preferred Shares"), $25 liquidation preference per share. This offering generated net proceeds of approximately $48.7 million after offering costs of $1.3 million. The net proceeds were used to pay down Company borrowings. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $29.77 per Common Share, equivalent to a conversion ratio of .8398 Common Shares for each Series B Preferred Share (equivalent to 1,679,543 Common
         Shares assuming 100% converted). The Series B Preferred Shares are non-callable for five years. Each Series B Preferred Share will receive the greater of a quarterly distribution of $0.5225 per share or the dividend paid on a share of common stock on an as converted basis. The Company has determined that the Series B Preferred Shares contain certain contingent provisions that could cause such shares to be redeemable at the option of the holder and has presented this class of preferred stock outside of stockholders' equity.

         In May and June of 2000, the Company privately placed 600,000 of its 8.75% Series C convertible cumulative preferred stock ("Series C Preferred Shares"), $100 liquidation preference per share. This offering generated net proceeds of approximately $60 million. The net proceeds were used to fund acquisitions and property upgrades. The Series C Preferred shares are convertible at any time by the holder into Common Shares at a conversion price of $30.25 per Common Share, equivalent to a conversion ratio of 3.3058 Common Shares for each Series C Preferred share (equivalent to 1,983,471 Common shares assuming 100% converted). The Series C Preferred shares are non-callable for five years. Each Series C Preferred share will receive the greater of a quarterly distribution of $2.1875 per share or the dividend paid on a share of common stock on an as-converted basis. The Company also issued 240,000 additional warrants to purchase common shares at a price of $30.25 per share, expiring in 2005.

         In June, 2000, the Company privately placed 250,000 of its 8.78% Series D convertible cumulative preferred stock ("Series D Preferred Shares"), $100 liquidation preference per share. This offering generated net proceeds of approximately $25 million. The net proceeds were used to fund Company acquisitions and property upgrades. The Series D Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $30.00 per Common Share, equivalent to a conversion ratio of 3.333 Common Shares for each Series D Preferred share (equivalent to 833,333 Common Shares assuming 100% converted). The Series D Preferred shares are non-callable for five years. Each Series D Preferred share will receive the greater of a quarterly distribution of $2.195 per share or the dividend paid on a share of common stock on an as-converted basis.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

         Preferred Stock (Continued)

         In December, 2000, the Company privately placed 300,000 of its 8.55% Series E convertible cumulative preferred stock ("Series E Preferred Shares"), $100 liquidation preference per share. This offering generated net proceeds of approximately $30 million. The net proceeds were used to pay down Company borrowings. The Series E Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $31.60 per Common Share, equivalent to a conversion ratio of 3.1646 Common Shares for each Series E Preferred Share (equivalent to 949,367 Common Shares assuming 100% converted). The Series E Preferred Shares are non-callable for five years. Each Series E Preferred Share will receive the greater of a quarterly distribution of $2.1375 per share or the dividend paid on a share of common stock on an as-converted basis. In addition, the Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share, expiring in 2005.

         Dividend Reinvestment Plan

         The Company has a Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan (the "DRIP" ). The DRIP provides the stockholders, employees and residents of the Company an opportunity to automatically invest their cash dividends at a discount of 3% from the market price. In addition, eligible participants may make monthly or other voluntary cash investments, also typically at a discount, which has varied between 2% and 3% from the market price, in shares of common stock. In response to a perceived dilution from issuing new shares at or below the underlying net asset value, effective April 10, 2001, the DRIP was amended to reduce the share purchase discount from the current market price from 3% to 2%. The maximum amount that can be invested without the Company's prior permission was also reduced from $5,000 to $1,000. A total of $32 million, $57 million, and $49 million was raised through this program during 2001, 2000 and 1999, respectively.

         Officer and Director Notes for Stock Purchases

         On August 12, 1996, eighteen officers and the six independent directors purchased an aggregate of 208,543 shares of Common Stock through the DRIP at the price of $19.79. The purchases were financed 50% from a bank loan and 50% by a recourse loan from the Company. The Company loans bear interest at 7% per annum and mature in August, 2016. The Company loans are subordinate to the above-referenced bank loans, and are collateralized by pledges of the 208,543 Common Shares. The loans are paid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

         Stock Purchase and Loan Plan

         In May, 1998, the Company adopted the Director, Officer and Employee Stock Purchase and Loan Plan (the "Stock Purchase Plan"). The program provides for the sale and issuance, from time to time as determined by the Board of Directors, of up to 500,000 shares of the Company's Common Stock to the directors, officers and key employees of the Company for consideration of not less than 97% of the market price of the Common Stock. The Stock Purchase Plan also allows the Company to loan, on a recourse basis, the participants up to 100% of the purchase price (50% for non-employee directors).

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

         On February 1, 2001, one officer purchased an aggregate of 75,000 shares of common stock through the Stock Purchase Plan at the price of $26.20. The purchases were financed by a recourse loan from the Company. The loan is collateralized by pledges of the common stock, bears interest at 8% per annum and matures on February 15, 2021. The loan was repaid in full on January 25, 2002.

         Dividends

         Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital. The Company has declared a $2.31 distribution per common share during its most recent fiscal year (Cusip 437306103). Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the year ended December 31, 2001, the Company designates the following cash distributions to holders of common shares as capital gain dividends, in the amounts set forth in the table following on the next page:
                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

         Dividends (Continued)

                                                                                  Distribution Type
                                                                 ----------------------------------------------------
                                                                                              20%         Unrecap-
                                                     Distri-     Ordinary                   Long-Term      tured
            Declaration     Record       Payable     butions      Taxable       Return of    Capital     Sec. 1250
               Dates        Dates         Dates      Per Share    Dividend      Capital       Gain          Gain
            ---------------------------------------------------------------------------------------------------------


               2/7/2001     2/19/2001    2/27/2001        $0.57       78.5%         6.8%         5.3%         9.4%
               5/1/2001     5/14/2001    5/24/2001        $0.57       78.5%         6.8%         5.3%         9.4%
              7/31/2001     8/16/2001    8/28/2001        $0.57       78.5%         6.8%         5.3%         9.4%
             10/30/2001    11/15/2001   11/27/2001        $0.60       78.5%         6.8%         5.3%         9.4%
                                                          -----       -----         ----         ----         ----


                                       TOTALS             $2.31       78.5%         6.8%         5.3%         9.4%
                                                          =====       =====         ====         ====         ====

            The appropriate amount of each common share for 1999 and 2000 is as follows:

                              Ordinary Income          Return of Capital
                              ---------------          -----------------

            1999                   85.6%                      14.4%
            2000                   91.0%                       9.0%

         Total Shares/Units Outstanding

         At December 31, 2001, 24,010,855 common shares, 5,445,714 convertible preferred shares (assuming a conversion of the Preferred Shares) and 16,002,076 UPREIT Units were outstanding for a total of 45,458,645 common share equivalents.

9        STOCK BENEFIT PLAN

         The Company has adopted the 1994 Stock Benefit Plan, as amended (the "Plan"). Plan participants include officers, non-employee directors, and key employees of the Company. The Company has reserved 1,596,000 shares for issuance to officers and employees and 154,000 shares for issuance to non-employee directors. Options granted to officers and employees of the Company vest 20% for each year of service until 100% vested on the fifth anniversary. Certain officers' options (264,000) and directors' options (149,100) vest immediately upon grant. The exercise price per share for stock options may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted (110% of the fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's common stock). Options granted to directors and employees who hold more than 10% of the voting power of the Company expire after five years from the date of grant. All other options expire after ten years from the date of grant. The Plan also allows for the grant of stock appreciation rights and restricted stock awards. At December 31, 2001, 335,397 and 346 common shares were available for future grant of options or awards under the Plan for officers and employees and non-employee directors, respectively.
                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9        STOCK BENEFIT PLAN (Continued)

         On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan (the "2000 Plan"). Plan participants have been expanded to include directors, officers, regional managers and on-site property managers. It is expected that all future awards of stock options and restricted stock will be granted under the 2000 Plan. The 2000 Plan limits the number of shares issuable under the plan to 2.2 million, of which 200,000 are to be available for issuance to the non-employee directors. At December 31, 2001, 703,484 and 99,240 common shares were available for future grant of options or awards under the 2000 plan for officers and employees and non-employee directors, respectively.

         Details of stock option activity during 2001, 2000 and 1999 are as follows:

                                                                                    Weighted Average
                                                                  Number              Exercise Price
                                                                of Options              Per Option
                                                                ----------              ----------

         Options outstanding at January 1, 1999                    800,863                $21.94
         (395,441 shares exercisable)

         Granted, 1999                                             610,400                $27.06
         Exercised, 1999                                       (    96,643)               $19.06
         Cancelled, 1999                                       (    49,187)               $25.41
                                                               ------------
         Options outstanding at December 31, 1999                1,265,433                $24.50
         (448,820 shares exercisable)

         Granted, 2000                                             752,720                $31.27
         Exercised, 2000                                       (   150,008)               $19.38
         Cancelled, 2000                                       (    71,480)               $28.32
                                                              ------------
         Options outstanding at December 31, 2000                1,796,665                $26.34
         (519,434 shares exercisable)

         Granted, 2001                                             857,430                $29.60
         Exercised, 2001                                       (   187,698)               $22.59
         Cancelled, 2001                                       (   361,295)               $28.78
                                                               -----------

         Options outstanding at December 31, 2001                2,105,102                $28.69
                                                                 =========
         (764,819 shares exercisable)

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9        STOCK BENEFIT PLAN (Continued)

         The following table summarizes information about options outstanding at December 31, 2001:

                                       Weighted
                                        Average       Weighted      Weighted
                                       Remaining      Average        Average                        Exercise
              Year        Number      Contractual    Fair Value     Exercise       Number          Price Range
            Granted    Outstanding       Life        of Options       Price      Exercisable       Per Option
            -------    -----------       ----        ----------       -----      -----------       ----------
              1994          75,015           3          N/A           $19.000         75,015         $19.00
              1996          27,309           4         $1.02           19.959         27,309      $19.00-$20.50
              1997          89,002           5         $1.56           25.687         74,137      $22.75-$26.50
              1998         115,760           6         $1.37           25.785         71,820     $25.125-$27.06
              1999         398,260           7         $1.57           26.947        169,840     $25.688-$27.25
              2000         567,046           8         $1.88           30.969        161,998     $28.313-$31.375
              2001         832,710           9         $1.64           27.566        165,000      $27.01-$31.60
                           -------           -                        -------        -------      -------------
           Totals        2,105,102           7                        $26.662        745,119      $19.00-$31.60
                         =========           =                        =======        =======      =============

         The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of grant. The compensation cost that would have been recorded had the Company adopted the accounting provisions of SFAS 123, relative to the above-mentioned awards was $834, $489 and $217 for 2001, 2000 and 1999, respectively. The Company's proforma net income before preferred dividends and proforma basic earnings per common share would have been $63,672, $40,956, and $26,063 and $2.08, $1.39, and $1.33,
         respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999: dividend yield of 9.40%; expected volatility of 19.03%; forfeiture rate of 5%; and expected lives of 7.5 years for options with a lifetime of ten years, and five years for options with a lifetime of five years. The interest rate used in the option-pricing model is based on a risk free interest rate ranging from 5.43% to 6.87%.

         In 2001, the Company granted 20,600 shares of restricted stock. The restricted stock was granted to key employees of the Company and vests 100% on the fifth anniversary of the date of grant. The restricted shares were granted at price ranges of $27.01 to $30.15 per share. Total compensation cost recorded for the year ended December 31, 2001 for the restricted share grants was $95,600.

10       SEGMENT REPORTING

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

10       SEGMENT REPORTING (Continued)

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

         The accounting policies of the segments are the same as those described in Notes 1 and 2.

         The Company assesses and measures segment operating results based on a performance measure referred to as Funds from Operations ("FFO"). FFO is generally defined as net income (loss), before gains (losses) from the sale of property and business, extraordinary items, plus real estate depreciation including adjustments for unconsolidated partnerships and joint ventures. For the year ended December 31, 1999, the Company's previously reported FFO excluded a non-recurring loss on available-for-sale securities of $2,123 and a non-recurring acquisition expense of $6,225. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Other companies may calculate similarly titled performance measures in a different manner.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10       SEGMENT REPORTING (Continued)

         The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows for the years ended December 31, 2001, 2000 and 1999.


                                                                     2001             2000              1999
                                                                     ----             ----              ----
         Revenues
         --------
         Apartments owned
           Core properties                                       $  279,081       $  262,604          $224,469
           Non-core properties                                       83,152           47,645                 -
         Reconciling items                                            5,290            8,799             9,994
                                                                 -----------    -------------        ----------
         Total Revenue                                           $  367,523       $  319,048          $234,463
                                                                 ===========    =============        ==========

         Profit (loss)
         -------------
         Funds from operations:
         Apartments owned
           Core properties                                       $  166,112       $  154,270          $129,269
           Non-core properties                                       50,563           27,945                 -
         Reconciling items                                            5,290            8,799             9,994
                                                                 -----------    -------------        ----------
         Segment contribution to  FFO                               221,965          191,014           139,263

         General & administrative expenses                        (  18,614)    (     13,235)         ( 10,696)
         Interest expense                                         (  66,446)    (     56,792)         ( 39,558)
         Depreciation of unconsolidated affiliates                      338              383               458
         Non-real estate depreciation/amort.                      (     639)    (        516)         (    335)
                                                                 -----------    -------------        ----------
         Funds from Operations                                      136,604          120,854            89,132
         Depreciation - apartments owned                            (64,251)    (     51,914)          (37,015)
         Depreciation of unconsolidated affiliates                (     338)    (        383)         (    458)
         Non-recurring acquisition expense                                -                -          (  6,225)
         Loss on available-for-sale securities                            -                -          (  2,123)
         Gain (loss) on disposition of properties and
           business                                                  26,241     (      1,386)              457
         Minority interest in earnings                              (33,682)    (     25,715)          (17,390)
         Extraordinary items, net of minority interest            (      68)               -          (     96)
                                                                 -----------    -------------        ----------
         Net Income                                                 $64,506       $   41,456          $ 26,282
                                                                 ===========    =============        ==========
         Assets
         ------
         Apartments owned
             Core properties                                     $1,351,724       $1,316,695
             Non-core properties                                    581,790          425,250
         Reconciling items                                          130,275          129,943
                                                                 -----------     ------------
         Total Assets                                            $2,063,789       $1,871,888
                                                                 ===========    =============
         Real Estate Capital Expenditures
         --------------------------------
         New property acquisitions                               $  213,325       $  328,021
         Additions to properties
           Core properties                                           85,001           54,041
           Non-core properties                                       45,467           38,562
         Increase in real estate associated with the
           purchase of UPREIT Units                                   1,666                -
                                                                 -----------    -------------
         Total Real Estate Capital Expenditures                  $  345,459       $  420,624
                                                                 ===========    =============

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11       DERIVATIVE FINANCIAL INSTRUMENTS

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

         The Company has four interest rate swaps that effectively convert variable rate debt to fixed rate debt. The notional amount amortizes in conjunction with the principal payments of the hedged items. The terms as follows:



         Original
      Notional Amount          Fixed Interest Rate      Variable Interest Rate         Maturity Date
      ---------------          -------------------      ----------------------         -------------
       $17,600,000                    5.91%                  LIBOR + 1.60%             June 24, 2004
       $12,000,000                    7.66%                  LIBOR + 1.25%             August 1, 2002
        $3,000,000                    8.22%                  LIBOR + 1.40%             June 25, 2007
        $4,625,000                    8.40%                  LIBOR + 1.40%             June 25, 2007

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. At that time, the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of SFAS 133. The aggregate fair value of the derivatives on January 1, 2001 was $583, prior to the allocation of minority interest, and was recorded as a liability on the consolidated balance sheet with an offset to other comprehensive income representing the cumulative effect of the transition adjustment pursuant to the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11       DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

         As of December 31, 2001, the aggregate fair value of the Company's interest rate swaps was $920, prior to the allocation of minority interest, and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the twelve months ending December 31, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as a charge to earnings $838, prior to the allocation of minority interest, of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

12       TRANSACTIONS WITH AFFILIATES

         The Company and the Management Companies recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $8,174, $15,088, and $15,199 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company had accounts receivable outstanding due from affiliated entities of $2,629 and $3,279 at December 31, 2001 and 2000, respectively.

         A director and former officer of the Company provided consulting services to the Company during 2001 for fees approximating $271.

         In 1997, certain officers and inside directors of the Company entered into a lease termination agreement with the Company. The agreement provided for a contingent termination fee based on the performance of the underlying property. In 2001, amounts of $350 became payable to the Company under the terms of the agreement. This amount was classified in Other Property Income in the Consolidated Statement of Operations.

         The Company leases its corporate office space from an affiliate. The lease requires an annual base rent of $663 through December, 2002, $802 for the year ended 2003, and $872 for the year ended 2004. The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance. Rental expense was $956, $712, and $698 for the years ended December 31, 2001, 2000 and 1999, respectively.

         From time to time, the Company advances funds as needed to the Management Companies which totaled $15,954 and $19,534 at December 31, 2001 and 2000, respectively, and bear interest at 1% over prime.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13       COMMITMENTS AND CONTINGENCIES

         Ground Lease

         The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $211, $201, and $194 including contingent rents of $141, $131, and $124 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, future minimum rental payments required under the lease are $70 per year until the lease expires.

         401(K) Savings Plan

         The Company sponsors a contributory savings plan. Under the plan, the Company will match 75% of the first 4% of participant contributions. The matching expense under this plan was $893, $512, and $398 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Incentive Compensation Plan

         The Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based on increases in FFO per share/unit (computed based on the diluted shares/units outstanding). No cash bonuses are payable under the Incentive Compensation Plan unless the increase in FFO per share, after giving effect to the bonuses, was equal to or greater than 5%. The Board of Directors used its discretionary authority to approve a bonus for 2001 even though FFO growth per share was less than 5%. The bonus expense charged to operations (including that portion allocated to the Management Companies) was $725, $103, and $2,190 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         The Company has recently undergone a state tax audit. The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax years through December 31, 2001, the assessment would be $1,800 . The Company believes the assessment and the state's underlying position is not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The Company has been advised that it has meritorious positions for its previous tax filings. As a result, no amounts were accrued by the Company as of December 31, 2001.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES (Continued)

     Contingencies

     In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (59% of the owned portfolio) for a period of time except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.

     Debt Covenants

     The line of credit loan agreement contain restrictions which, among other things, require maintenance of certain financial ratios and limit the payment of dividends.

     Guarantees

     The Company has guaranteed a total of $606 of debt associated with two entities where the Company is the general partner. All other mortgage notes payable of affiliates are non-recourse debt to the limited partnerships and the Company. In addition, the Company has guaranteed the Low Income Housing Tax Credits to limited partners in 42 partnerships totaling approximately $48,500. As of December 31, 2001, there were no known conditions that would make such payments necessary. In addition, the Company, acting as general partner in certain partnerships, is obligated to advance funds to meet partnership operating deficits.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14   PROPERTY ACQUISITIONS

     For the years ended December 31, 2001, 2000 and 1999, the Company has acquired the communities listed below:

                                                                                                      Cost of
                               Market             Date          Year        Number        Cost of  Acquisition
          Community             Area           Acquired     Constructed    of Units       Acquis.     Per Unit
          ---------             ----           --------     -----------    --------       -------     --------
     The Manor                Northern VA       02/19/99         1973           198      $  7,119      $  36
     Ridgeway Court           Philadelphia      02/26/99         1972            66      $  2,156      $  33
     Springwells Park         Detroit           04/08/99      1940-66           303      $ 18,355      $  61
     Sherwood Gardens         Philadelphia      05/27/99         1968           103      $  4,198      $  41
     7 Property Portfolio     Various           07/01/99      1959-82         3,722      $176,607      $  47
     Maple Lane               South Bend        07/09/99      1982-89           396      $ 17,542      $  44
     12 Property Portfolio    Mid-Atlantic      07/15/99      1964-96         3,297      $154,168      $  47
     4 Property Portfolio     Philadelphia      07/28/99      1962-68           825      $ 32,534      $  39
     The Colony               Chicago           09/01/99      1972-78           783      $ 41,887      $  53
     The Lakes                Detroit           11/05/99         1986           434      $ 25,907      $  60
     Old Friends              Baltimore         02/01/00         1887            51      $  2,138      $  39
     6 Property Portfolio     Philadelphia      03/15/00      1940-75         2,113      $141,195      $  64
     2 Property Portfolio     Detroit           03/22/00      1969-74           360      $ 14,394      $  40
     Elmwood Terrace          Baltimore         06/30/00         1972           504      $ 20,605      $  41
     East Meadow              Northern VA       08/01/00         1971           150      $ 13,053      $  87
     Southbay Manor           Long Island       09/11/00         1959            61      $  3,054      $  49
     Hampton Court            Detroit           09/29/00         1972           182      $  5,889      $  33
     Bayberry                 Detroit           09/29/00         1967           120      $  5,840      $  47
     Blackhawk                Chicago           10/20/00         1971           371      $ 17,542      $  47
     5 Property Portfolio     Long Island       11/01/00      1955-75           429      $ 26,968      $  62
     Orleans Village          Northern VA       11/16/00         1967           851      $ 67,404      $  79
     Cypress Place            Chicago           12/27/00         1969           192      $ 10,075      $  53
     Woodholme Manor          Baltimore         03/30/01         1969           176      $  5,805      $  33
     Virginia Village         Northern VA       05/31/01         1967           344      $ 27,044      $  79
     Mill Towne Village       Baltimore         05/31/01         1973           384      $ 17,558      $  46
     Southern Meadows         Long Island       06/29/01         1971           452      $ 40,866      $  90
     Devonshire Hills         Long Island       07/16/01         1968           297      $ 47,049      $ 158
     Fenland Field            Baltimore         08/01/01         1970           234      $ 14,540      $  62
     Courtyard Village        Chicago           08/29/01         1971           224      $ 12,887      $  58
     Manor                    Baltimore         08/31/01         1969           435      $ 36,384      $  84
     2 Property Portfolio     Northern VA       10/24/01      1971-72           274      $ 11,076      $  40

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15   PROFORMA CONDENSED FINANCIAL INFORMATION

     The Company acquired ten apartment communities ("2001 Acquired Communities") with 2,820 units in nine unrelated transactions during the twelve-month period ended December 31, 2001. The total purchase price (including closing costs) of $212 million equates to approximately $76,000 per unit. Consideration for the communities included $68 million of assumed debt, $19 million of UPREIT Units, and $126 million of cash.

     In addition, the Company disposed of fourteen apartment communities ("2001 Disposed Properties") with 2,855 units in six unrelated transactions during the twelve-month period ended December 31, 2001. The total selling price (including closing costs) of $122 million resulted in $26 million of gain on sale of real estate.

     The following unaudited proforma information was prepared as if (i) the 2001 transactions related to the acquisition of the "2001 Acquired Communities" had occurred on January 1, 2000, (ii) the 2000 transactions related to the acquisitions of 22 apartment communities in twelve separate transactions had occurred on January 1, 1999, (iii) the 1999 transactions related to the acquisition of 30 apartment communities in ten transactions had occurred on January 1, 1999, (iv) the disposition of the "2001 Disposed Properties" had occurred on January 1, 2000, and (v) the $115 million Series B, C, D and E Preferred stock offerings had occurred on January 1, 1999. The proforma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had if the transactions been consummated as indicated, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the twelve months ended December 31, 2001 and 2000, consist principally of providing for the net operating activity and recording interest, depreciation and amortization from January 1, 1999 to the acquisition date.

                                                                      For the years ended
                                                                          December 31,
                                                                           (unaudited)
                                                                2001           2000           1999
                                                                ----           ----           ----
     Total revenues                                         $   370,900    $   351,868     $   283,036
     Income before extraordinary item                            63,247         62,290          32,915
     Net income available to common shareholders                 45,566         44,301          31,662

     Per common share data:
     Income before extraordinary item:
         Basic                                              $      2.06    $      2.15     $      1.70
         Diluted                                            $      2.05    $      2.13     $      1.69

     Net income:
         Basic                                              $      2.06    $      2.15     $      1.69
         Diluted                                            $      2.05    $      2.13     $      1.68

     Weighted average numbers of shares outstanding:
         Basic                                               22,101,027     20,639,241      18,697,731
         Diluted                                             22,227,521     20,755,721      18,800,907

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental cash flow information including non cash financing and investing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                                  2001       2000         1999
                                                                                  ----       ----         ----
     Cash paid for interest                                                    $ 65,268   $ 54,829     $ 36,967
     Mortgage loans assumed associated with property acquisitions                67,807    162,967      203,326
     Issuance of UPREIT Units associated with property and other
         acquisitions                                                            19,133     58,616      149,488
     Notes issued in exchange for officer and director stock purchases            1,965          -            -
     Exchange of UPREIT Units for common/preferred shares                         1,910      7,388       36,771
     Fair value of hedge instruments                                                920          -            -
     Transfer of notes receivable due from affiliates in exchange for
         additional equity in affiliates                                         23,699          -            -

17   GAIN (LOSS) ON DISPOSITION OF PROPERTY AND BUSINESS

     During 2001, the Company disposed of fourteen apartment communities with 2,855 units in six unrelated transactions and two general partnership interests. The total sales price of $122 million equates to $43,000 per unit. The total gain on sale of these transactions amounted to approximately $26 million.

     During 2000, the Company disposed of one apartment community with 150 units and one general partnership interest, in two separate transactions for a total loss on disposition of $462. In addition, effective December 31, 2000, the Company sold its affordable housing development business to the management of that business. The selling price was approximately $6.7 million and a loss on sale of $924 was recorded.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18       QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended December 31, 2001 and 2000 are as follows:

                                                                                     2001
                                                                                     ----
                                                                First         Second         Third         Fourth
                                                                -----         ------         -----         ------
             Revenues                                           $88,215        $90,152       $94,445        $94,711
             Income before minority interest
               and extraordinary item                            11,964         32,233        30,106         23,953
             Minority interest                                    3,132         11,615        10,811          8,124
             Extraordinary item, net of minority
               interest                                             N/A            N/A           N/A            (68)
             Net income available to common
               shareholders                                       4,335         16,121        14,797         11,572

             Basic earnings per common share:
               Income before extraordinary item                     .20            .74           .67            .51
               Extraordinary item                                   N/A            N/A           N/A            N/A
               Net income                                           .20            .74           .67            .51

             Diluted earnings per common share:
               Income before extraordinary item                     .20            .71           .66            .50
               Extraordinary item                                   N/A            N/A           N/A            N/A
               Net income                                           .20            .71           .66            .50

                                                                                     2000
                                                                                     ----
                                                                First         Second         Third         Fourth
                                                                -----         ------         -----         ------

             Revenues                                           $72,364        $78,164       $82,007        $86,513
             Income before minority interest
               and extraordinary item                            13,642         16,494        20,003         17,031
             Minority interest                                    5,160          6,401         7,658          6,495
             Extraordinary item, net of minority
               interest                                             N/A            N/A           N/A            N/A
             Net income available to common
               shareholders                                       6,554          7,559         8,555          6,610

             Basic earnings per common share:
               Income before extraordinary item                     .33            .37           .41            .31
               Extraordinary item                                   N/A            N/A           N/A            N/A
               Net income                                           .33            .37           .41            .31

             Diluted earnings per common share:
               Income before extraordinary item                     .33            .37           .40            .31
               Extraordinary item                                   N/A            N/A           N/A            N/A
               Net income                                           .33            .37           .40            .31

         Full year per share data does not equal the sum of the quarterly data due to the impact of the convertible preferred securities on the quarterly results and not the year to date amounts.

                        HOME PROPERTIES OF NEW YORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19       SUBSEQUENT EVENTS

         On January 24, 2002, the Company sold six apartment communities with 339 units in two unrelated transactions. The total sales price of $13.6 million equates to $41,000 per unit. Total gain on sale of this transaction is expected to be approximately $0.5 million and will be recorded in the first quarter of 2002.

                       HOME PROPERTIES OF NEW YORK, INC.            SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                    Initial Cost           Costs          Total Cost                        Total Cost,
                                    Buildings,           Capitalized      Buildings,                         Net of
                    Encum-          Improvements Adjust- Subsequent to    Improvements         Accumulated  Accumulated   Year of
 Community          brances  Land   &Equipment ments(a) Acquisition  Land &Equipment  Total(b) Depreciation Depreciation Acquisition
 ---------          -------  ----   ----------  -------------------  ---- ----------  -------- ------------ ------------ -----------
 Apple Hill                  $3,486    $20,347            $5,208    $3,486    $25,555    $29,041     $2,938     $26,103       1998
 Arbor Crossing       $2,608  1,072      4,329               733     1,072      5,062      6,134        413       5,721       1999
 Bayberry Place        2,454  1,440      4,400               444     1,440      4,844      6,284        169       6,115       2000
 Bayview/Colonial      5,977  1,600      8,471             1,399     1,600      9,869     11,469        310      11,159       2000
 Beechwood                      560      3,442             1,218       560      4,660      5,220        551       4,669       1998
 Blackhawk            10,604  2,968     14,578             1,975     2,968     16,553     19,521        528      18,993       2000
 Bonnie Ridge         18,401  4,830     42,769            10,071     4,830     52,841     57,671      3,736      53,934       1999
 Braddock Lee          9,549  3,810      8,842             3,344     3,810     12,186     15,996      1,644      14,352       1998
 Brook Hill            4,581    330      7,920             3,314       330     11,234     11,564      2,592       8,972       1994
 Candlewood                     387      2,592               734       387      3,327      3,714        641       3,072       1996
 Candlewood, IN        7,495  1,550     11,956             1,485     1,550     13,441     14,991      1,492      13,500       1998
 Canterbury -MD       14,601  4,944     21,384               769     4,944     22,154     27,098      1,522      25,576       1999
 Canterbury Square     6,372  2,352     10,791             2,281     2,352     13,072     15,424      1,932      13,492       1997
 Carriage Hill                  570      3,827             1,946       570      5,773      6,343      1,055       5,288       1996
 Carriage Hill - MI    3,676    840      5,974             1,041       840      7,016      7,856        817       7,039       1998
 Carriage Hill - VA   19,896  3,984     33,138             1,487     3,984     34,625     38,609      2,315      36,294       1999
 Carriage House                 250        860               305       250      1,165      1,415        150       1,265       1998
 Carriage Park         5,300  1,280      8,184             2,334     1,280     10,518     11,798      1,289      10,509       1998
 Castle Club           3,632    948      8,909             1,083       948      9,992     10,940        486      10,454       2000
 Cedar Glen                     715      2,018             1,006       715      3,024      3,739        383       3,355       1998
 Charter Square       10,763  3,952     18,247             4,378     3,952     22,625     26,577      3,136      23,441       1997
 Cherry Hill Club      2,818    492      4,096             1,912       492      6,009      6,501        738       5,763       1998
 Cherry Hill Village   4,367  1,120      6,835             1,506     1,120      8,341      9,461        916       8,544       1998
 Chesterfield          6,708  1,482      8,206             2,955     1,482     11,161     12,643      1,465      11,178       1997
 Cloverleaf                     370      2,668             1,978       370      4,645      5,015        719       4,296       1997
 Colonies             22,388  1,680     21,350             7,453     1,680     28,803     30,483      3,321      27,161       1998
 Colony Apartments    15,502  7,830     34,121             4,713     7,830     38,834     46,664      2,384      44,279       1999
 Conifer Village       2,270    358      8,555               448       358      9,003      9,361      2,220       7,141       1994
 Cornwall Pk.                   439      2,947             3,176       439      6,123      6,562      1,063       5,499       1996
 Country Village       6,461  2,236     11,149             3,128     2,236     14,277     16,513      1,652      14,861       1998
 Courtyards Village    5,328  3,360      9,823                68     3,360      9,891     13,251        160      13,091       2001
 Coventry Village               784      2,328             1,711       784      4,039      4,823        458       4,365       1998
 Curren Ter.           9,119  1,908     10,957             4,193     1,908     15,149     17,057      1,980      15,077       1997
 Cypress Place         6,507  2,304      7,841               981     2,304      8,822     11,126        290      10,837       2000
 Deerfield Woods       3,348    864      4,877               655       864      5,532      6,396        269       6,127       2000
 Devonshire Hills     25,080 14,850     32,934               128    14,850     33,061     47,911        544      47,367       2001
 East Hill                      231      1,560               542       231      2,103      2,334        245       2,088       1998
 East Meadow           7,140  2,250     10,803               208     2,250     11,011     13,261        384      12,877       2000

                         HOME PROPERTIES OF NEW YORK, INC.          SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                         Initial Cost               Costs               Total Cost
                                           Buildings,            Capitalized            Buildings,
                      Encum-             Improvements  Adjust-  Subsequent to          Improvements             Accumulated
      Community       brances   Land     & Equipment   ments(a)  Acquisition    Land    & Equipment  Total(b)  Depreciation
      ---------       -------   ----     -----------   --------  -----------    ----    -----------  --------  ------------
East Winds                         960         5,079                    960      960         6,040      7,000          191
Elmwood Terrace         4,560    6,048        14,564                  1,251    6,048        15,815     21,863          677
Emerson Sq.                        384         2,019                    945      384         2,965      3,349          532
Executive               2,806      600         3,420                  2,230      600         5,649      6,249          785
Fairview                           580         5,305    2,828         2,192      580        10,325     10,905        4,494
Falcon Crest           13,102    2,772        11,116                  3,113    2,772        14,229     17,001        1,240
Fenland Field                    3,510        11,046                    227    3,510        11,273     14,783          140
Finger Lakes            3,415      200         4,536    1,882         1,943      200         8,361      8,561        3,072
Fordham Green           2,949      802         5,280                  1,494      802         6,774      7,576          853
Gateway Village         7,331    1,320         6,621                    226    1,320         6,847      8,167          463
Glen Brook              3,008    1,414         4,815                    897    1,414         5,711      7,125          407
Glen Manor              3,521    1,044         4,517                  1,081    1,044         5,598      6,642          660
Golfview Manor            316      110           542                    149      110           691        801          111
Greentrees              4,732    1,152         8,608                  1,977    1,152        10,585     11,737        1,347
Hampton Court           3,524    1,252         4,615                  1,388    1,252         6,003      7,255          341
Harborside                         250         6,113                  3,121      250         9,234      9,484        2,223
Hill Brook Place        5,462    2,192         9,118                  1,493    2,192        10,610     12,802          701
HP of Bryn Mawr        12,927    3,160        17,907                  6,009    3,160        23,916     27,076        1,200
HP of Devon            28,892    6,280        35,545                  8,219    6,280        43,764     50,044        2,208
HP of Golf Club        16,690    3,990        21,236                  6,231    3,990        27,466     31,456        1,291
HP of Newark            9,624    2,592        12,713                  8,909    2,592        21,622     24,214        1,354
HP of Trexler Park     10,140    2,490        13,802                  2,235    2,490        16,036     18,526          780
Idylwood                9,012      700        16,927                  6,220      700        23,147     23,847        5,254
Kingsley                6,454    1,640        11,671                  2,486    1,640        14,157     15,797        1,972
Lake Grove             27,675    7,360        11,952                  8,067    7,360        20,019     27,379        2,938
Lakeshore                          573         3,849                  2,555      573         6,404      6,977        1,038
Lakeview                3,954      636         4,552                  1,475      636         6,028      6,664          746
Lansdowne                        1,332         6,947                  1,513    1,332         8,460      9,792        1,215
Macomb Manor            3,948    1,296         7,357                    737    1,296         8,094      9,390          377
Manor Apts.             5,600    1,386         5,738                  1,698    1,386         7,436      8,822          805
Maple Lane             11,976    2,547        14,975                  1,900    2,547        16,876     19,423        1,163
Maple Tree                         840         4,445                    589      840         5,034      5,874          163
Meadows                 3,504      208         2,776    1,216         1,327      208         5,319      5,527        2,130
Mid-Island              6,675    4,159         6,567                  2,278    4,159         8,845     13,004        1,446
Mill Company            1,911      384         1,671                    576      384         2,246      2,630          286
Mill Towne Village      8,530    3,840        13,741                    611    3,840        14,351     18,191          283
Morningside            19,360    6,147        28,699                 11,874    6,147        40,573     46,720        4,815
New Orleans             7,311    1,848         8,886                  4,731    1,848        13,617     15,465        1,738
Newcastle               6,000      197         4,007    3,684         3,272      197        10,963     11,160        4,598

                               Total Cost,
                                 Net of
                              Accumulated     Year of
      Community               Depreciation  Acquisition
      ---------               ------------  -----------
East Winds                          6,808         2000
Elmwood Terrace                    21,186         2000
Emerson Sq.                         2,816         1997
Executive                           5,465         1997
Fairview                            6,411         1985
Falcon Crest                       15,761         1999
Fenland Field                      14,642         2001
Finger Lakes                        5,489         1983
Fordham Green                       6,723         1997
Gateway Village                     7,705         1999
Glen Brook                          6,719         1999
Glen Manor                          5,982         1997
Golfview Manor                        690         1997
Greentrees                         10,390         1997
Hampton Court                       6,914         2000
Harborside                          7,260         1995
Hill Brook Place                   12,101         1999
HP of Bryn Mawr                    25,876         2000
HP of Devon                        47,836         2000
HP of Golf Club                    30,166         2000
HP of Newark                       22,860         1999
HP of Trexler Park                 17,747         2000
Idylwood                           18,594         1995
Kingsley                           13,825         1997
Lake Grove                         24,441         1997
Lakeshore                           5,938         1996
Lakeview                            5,918         1998
Lansdowne                           8,577         1997
Macomb Manor                        9,013         2000
Manor Apts.                         8,017         1999
Maple Lane                         18,260         1999
Maple Tree                          5,711         2000
Meadows                             3,397         1984
Mid-Island                         11,558         1997
Mill Company                        2,344         1998
Mill Towne Village                 17,909         2001
Morningside                        41,905         1998
New Orleans                        13,727         1997
Newcastle                           6,562         1982

                        HOME PROPERTIES OF NEW YORK, INC.           SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                        Initial Cost              Costs               Total Cost
                                         Buildings,             Capitalized            Buildings,
                     Encum-             Improvements  Adjust-  Subsequent to          Improvements
     Community       brances     Land    & Equipment  ments(a)  Acquisition    Land    & Equipment  Total(b)
     ---------       -------     ----    -----------  --------  -----------    ----    -----------  --------
Northgate                         289         6,987                  3,377      289       10,364      10,653
Oak Manor              4,878      616         4,111                  1,236      616        5,348       5,964
Oak Park Manor         5,032    1,192         9,188                  1,747    1,192       10,935      12,127
Old Friends            2,335      255         1,889                    176      255        2,065       2,320
Orleans Village       43,745    8,510        58,912                  5,208    8,510       64,119      72,629
Owings Run            32,060    5,537        32,622                    399    5,537       33,021      38,558
Paradise                          972         7,134                  3,368      972       10,501      11,473
Park Shirlington      12,023    4,410        10,180                  3,738    4,410       13,918      18,328
Parkview Garden        8,000    1,207         7,201                  1,710    1,207        8,911      10,118
Patricia                          600         4,196                  1,175      600        5,371       5,971
Pavilion              12,324    5,184        25,314                 10,996    5,184       36,310      41,494
Pearl Street                       49         1,189                    498       49        1,687       1,736
Perinton                          224         6,120    3,629         2,088      224       11,837      12,061
Pines of Perinton      8,235    1,524         7,139                  1,220    1,524        8,358       9,882
Pleasant View         43,534    5,710        47,816                  9,690    5,710       57,506      63,216
Pleasure Bay           5,985    1,620         6,234                  2,533    1,620        8,767      10,387
Racquet Club          22,739    1,868        23,107                  3,048    1,868       26,155      28,023
Racquet Club South     2,995      309         3,891                  1,107      309        4,997       5,306
Raintree               7,175        -         6,654    3,217         7,943        -       17,814      17,814
Redbank Village       11,615    2,000        14,030                  3,305    2,000       17,335      19,335
Ridgeway Ct.           1,029      330         1,826                    274      330        2,100       2,430
Ridley Brook           4,671    1,952         7,719                  1,383    1,952        9,102      11,054
Riverton               5,980      240         6,640    2,523         4,646      240       13,809      14,049
Rolling Park           5,303      720         5,033                    863      720        5,896       6,616
Royal Garden          10,766    5,500        14,067                  8,365    5,500       22,433      27,933
Ryder Terrace                     240         1,270                    122      240        1,392       1,632
1600 East                       1,000         8,527                  4,474    1,000       13,000      14,000
1600 Elmwood           5,030      299         5,698    3,339         3,000      299       12,037      12,336
Scotsdale              9,916    1,692        11,920                  1,514    1,692       13,433      15,125
Selford Townhomes      3,960    1,224         4,200                    903    1,224        5,104       6,328
Seminary Hill          9,900    2,960        10,194                  2,001    2,960       12,195      15,155
Seminary Towers       22,105    5,480        19,348                  6,372    5,480       25,720      31,200
Shakespeare Park       2,549      492         3,433                    163      492        3,596       4,088
Sherry Lake            6,062    2,396        15,616                  2,557    2,396       18,174      20,570
South Bay                       1,098         1,958                  1,931    1,098        3,889       4,987
Southern Meadows      20,478    9,040        31,874                    141    9,040       32,016      41,056
Southpointe Sq.        2,669      896         4,610                  1,111      896        5,721       6,617
Spanish Gard.          5,600      398         9,263                  2,828      398       12,091      12,489
Springwells Park      11,095    1,515        16,840                  2,462    1,515       19,302      20,817

                                        Total Cost,
                                          Net of
                        Accumulated     Accumulated        Year of
     Community         Depreciation     Depreciation     Acquisition
     ---------         ------------     ------------     -----------
Northgate                     2,600            8,053            1994
Oak Manor                       687            5,277            1998
Oak Park Manor                1,562           10,565            1997
Old Friends                     109            2,211            2000
Orleans Village               2,020           70,610            2000
Owings Run                    2,168           36,390            1999
Paradise                      1,847            9,626            1997
Park Shirlington              1,914           16,414            1998
Parkview Garden               1,382            8,736            1997
Patricia                        614            5,357            1998
Pavilion                      2,173           39,321            1999
Pearl Street                    353            1,383            1995
Perinton                      5,028            7,033            1982
Pines of Perinton               967            8,915            1998
Pleasant View                 7,062           56,154            1998
Pleasure Bay                    895            9,493            1998
Racquet Club                  2,744           25,279            1998
Racquet Club South              498            4,809            1999
Raintree                      6,101           11,712            1985
Redbank Village               2,056           17,279            1998
Ridgeway Ct.                    212            2,218            1999
Ridley Brook                    644           10,411            1999
Riverton                      5,703            8,346            1983
Rolling Park                    592            6,023            1998
Royal Garden                  3,403           24,530            1997
Ryder Terrace                    42            1,590            2000
1600 East                     1,819           12,181            1997
1600 Elmwood                  5,550            6,786            1983
Scotsdale                     1,735           13,390            1997
Selford Townhomes               358            5,970            1999
Seminary Hill                   814           14,341            1999
Seminary Towers               1,724           29,476            1999
Shakespeare Park                242            3,846            1999
Sherry Lake                   1,900           18,670            1998
South Bay                       135            4,852            2000
Southern Meadows                472           40,584            2001
Southpointe Sq.                 867            5,750            1997
Spanish Gard.                 2,827            9,662            1994
Springwells Park              1,432           19,385            1999

                        HOME PROPERTIES OF NEW YORK, INC.          SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                 Initial              Costs
                                                  Cost               Capitalized              Total Cost
                                                Buildings,           Subsequent                Buildings,
                           Encum-              Improvements Adjust-     to                   Improvements            Accumulated
          Community        brances      Land   & Equipment  ments(a) Acquisition       Land   & Equipment  Total(b)  Depreciation
          ---------        -------      ----   -----------  -------- -----------       ----   -----------  --------  -------------
       Springwood           1,578         462      1,770                    921          462       2,691      3,153         413
       Stephenson House     1,477         640      2,407                    646          640       3,053      3,693         459
       Sunset Gard                        696      4,663                  2,243          696       6,906      7,602       1,178
       Tamarron             5,200       1,320      8,474                    347        1,320       8,820     10,140         584
       Terry Apartments     1,909         650      3,439                    178          650       3,618      4,268         250
       The Lakes                        2,821     23,086                  1,736        2,821      24,822     27,643       1,487
       The Manor (MD)                   8,700     27,699                    195        8,700      27,894     36,594         393
       Timbercroft          7,559       1,704      6,826                    403        1,704       7,228      8,932         513
       Valley Park         13,508       2,459     16,753                  2,922        2,459      19,675     22,134       2,958
       Valley View          4,143       1,056      4,960                  2,690        1,056       7,651      8,707       1,024
       Village Green        8,654       1,103     13,283                  3,977        1,103      17,260     18,363       3,834
       Village Square-MD    7,306       2,590     13,306                  1,329        2,590      14,635     17,225       1,039
       Village Square-PA    3,535         768      3,582                  2,312          768       5,894      6,662         806
       Virginia Village     9,551       5,160     21,903                  1,282        5,160      23,185     28,345         511
       Wayne Village       10,938       1,925     12,895                  2,907        1,925      15,802     17,727       1,975
       Wellington Lakes     7,914       1,600      4,868                     23        1,600       4,891      6,491          --
       Wellington Woods                 1,140      3,468                     30        1,140       3,498      4,638          --
       Westminster                        861      5,763                  1,878          861       7,640      8,501       1,426
       Weston                             847      4,736                  2,985          847       7,721      8,568         992
       William Henry       13,981       4,666      2,214                 24,349        4,666      26,563     31,229       1,234
       Windsor Rlty         2,146         402      3,300                    764          402       4,064      4,466         496
       Woodgate             3,327         480      3,797                  1,428          480       5,225      5,705         790
       Woodholme Manor      3,929       1,232      4,599                    336        1,232       4,935      6,167         131
       Woodland Garden      6,061       2,022     10,480                  2,758        2,022      13,238     15,260       1,839
       Other Assets                                                       6,944                    6,944      6,944       1,037
                         --------  ---------- ----------  ---------    --------   ----------  ---------- ----------  ----------
                         $960,358  $  287,473 $1,459,526  $  22,318    $365,761   $  287,543  $1,847,605 $2,135,078  $  201,564
                         ========  ========== ==========  =========    ========   ==========  ========== ==========  ==========

                              Total Cost,
                               Net of
                             Accumulated     Year of
           Community        Depreciation    Acquisition
           ---------        ------------    -----------
        Springwood              2,740           1997
        Stephenson House        3,234           1997
        Sunset Gard             6,424           1996
        Tamarron                9,557           1999
        Terry Apartments        4,017           2000
        The Lakes              26,156           1999
        The Manor (MD)         36,201           2001
        Timbercroft             8,419           1999
        Valley Park            19,176           1996
        Valley View             7,683           1997
        Village Green          14,528      1994-1996
        Village Square-MD      16,186           1999
        Village Square-PA       5,856           1997
        Virginia Village       27,834           2001
        Wayne Village          15,752           1998
        Wellington Lakes        6,491           2001
        Wellington Woods        4,638           2001
        Westminster             7,075           1996
        Weston                  7,576           1998
        William Henry          29,995           2000
        Windsor Rlty            3,970           1998
        Woodgate                4,915           1997
        Woodholme Manor         6,036           2001
        Woodland Garden        13,422           1997
        Other Assets            5,907
                          -----------
                          $ 1,933,514
                          ===========

(a) Represents the excess of fair value over the historical cost of partnership interests as a result of the application of purchase accounting for the acquisition of non-controlled interests.

(b) The aggregate cost for Federal Income Tax purposes was approximately $1,732,000.

                                                                    SCHEDULE III

                        HOME PROPERTIES OF NEW YORK, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

Depreciation and amortization of the Company's investments in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements          5-40 years
Tenant improvements                 Life of related lease

The changes in total real estate assets for the three years ended December 31, 2001, are as follows:

                                                   2001                2000               1999
                                                   ----                ----               ----
Balance, beginning of year                     $ 1,895,269         $ 1,480,753        $   940,788
New property acquisition                           213,325             328,021            480,473
Additions                                          130,468              92,603             61,034
Increase in real estate associated
   with the purchase of UPREIT Units                 1,666                  --                 --
Disposals and retirements                         (105,650)             (6,108)            (1,542)
                                               -----------         -----------        -----------
Balance, end of year                           $ 2,135,078         $ 1,895,269        $ 1,480,753
                                               ===========         ===========        ===========

The changes in accumulated depreciation for the three years ended December 31, 1999, are as follows:

                                                   2001                 2000              1999
                                                   ----                 ----              ----
Balance, beginning of year                     $   153,324         $   101,904        $    65,627
Depreciation for the year                           64,684              52,221             37,177
Disposals and retirements                          (16,444)               (801)              (900)
                                               -----------         -----------        -----------
Balance, end of year                           $   201,564         $   153,324        $   101,904
                                               ===========         ===========        ===========

                        HOME PROPERTIES OF NEW YORK, INC.
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 2001
                                  Exhibit Index


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

2.3 Purchase and Sale Agreement dated July 25, Incorporated by reference to 1997 by and between Home Properties of New the Form 8-K filed Home
        York, L.P. and Louis S. and Molly S. Wolk   Properties of New York, Inc.
        Foundation                                  dated 9/26/97 (the "9/26/97
                                                    8-K")

2.4     Purchase and Sale Agreement dated April 30, Incorporated by reference to
        1997 between Home Properties of New York    the 9/26/97 8-K
        L.P. and Briggs Wedgewood Associates, L.P.

2.5     Agreement and Plan of Merger, dated July    Incorporated by reference to
        31, 1997 between Home Properties of New     the 9/26/97 8-K
        York, L.P. and Chesfield Partnership

2.6     Agreement and Plan of Merger dated July 31, Incorporated by reference to
        1997 between Home Properties of New York,   the 9/26/97 8-K
        L.P. and Valspring Partnership

2.7     Agreement and Plan of Merger, dated July    Incorporated by reference to
        31, 1997 between Home Properties of New     the 9/26/97 8-K
        York, L.P. and Exmark Partnership

2.8     Agreement and Plan of Merger, dated July    Incorporated by reference to
        31, 1997 between Home Properties of New     the 9/26/97 8-K
        York, L.P. and New Orleans East Limited
        Partnership

2.9     Agreement and Plan of Merger, dated July    Incorporated by reference to
        31, 1997 between Home Properties of New     the 9/26/97 8-K
        York, L.P. Glenvwk Partnership

2.10    Agreement and Plan of Merger, dated July    Incorporated by reference to
        31, 1997 between Home Properties of New     the 9/26/97 8-K
        York, L.P. and PK Partnership

2.11    First Amendment to Agreement and Plan of    Incorporated by reference to
        Merger, dated September 1, 1997 between     the 9/26/97 8-K
        Home Properties of New York, L.P. and PK
        Partnership and its partners

2.12    First Amendment to Agreement and Plan of    Incorporated by reference to
        Merger, dated September 1, 1997 between     the 9/26/97 8-K
        Home Properties of New York, L.P. and NOP

      Corp. and Norpark Partnership

2.13  Contribution Agreement dated July 31, 1997   Incorporated by reference to
      between Home Properties of New York, L.P.    the 9/26/97 8-K
      and Lamar Partnership

2.14  Agreement and Plan of Merger, dated July     Incorporated by reference to
      31, 1997 between Home Properties of New      the Form 8-K filed by Home
      York, L.P. and Curren Partnership            New York, Inc., dated
                                                   10/3/97. dated 10/3/97

2.15  Contribution Agreement, dated October __,    Incorporated by reference
      1997 between Home Properties of New York     to the Form 8-K
      between Home Properties of New York, L.P.    filed by Home Properties of
      and Berger/Lewiston Associates Limited       New York, Inc. dated 10/7/97
      Partnership; Stephenson-Madison Heights
      Company Limited Partnership; Kingsley-
      Moravian Company Limited Partnership;
      Woodland Garden Apartments Limited
      Partnership; B&L Realty Investments Limited
      Partnership; Southpointe Square Apartments
      Limited Partnership; Greentrees Apartments
      Limited Partnership; Big Beaver-Rochester
      Properties Limited Partnership; Century
      Realty Investment Company Limited
      Partnership

2.16  Agreement among Home Properties of New York, Incorporated by reference to
      L.P. and Erie Partners, L.L.C. Relating      the Form 8-K
      to Woodgate Place Apartments,                filed by Home Properties of
      together with Amendment No. 1                dated 10/31/97 (the "10/31/97
                                                   8-K")

2.17  Agreement among Home Properties of New York, Incorporated by reference to
      L.P. and Mid-Island Limited Partnership      the 10/31/97 8-K
      relating to Mid-Island Estates, together with Amendment No. 1

2.18  Purchase and Sale Agreement among Home       Incorporated by reference to
      Properties of New York, L.P. and             the 10/31/97 8-K
      Anthony M. Palumbo and Daniel
      Palumbo

2.19  Purchase and Sale Agreements dated June 17,  Incorporated by reference to
      1997 among Home Properties of New York,      the Form 8-K filed by Home
      L.P. and various individuals relating to     Properties of New York, Inc.
      Hill Court Apartments and Hudson Arms        dated 2/20/98 (the "2/20/98
      Apartments together with a letter            8-K")
      Amendment dated September 24, 1997

2.20  Contract of Sale, dated October 20, 1997     Incorporated by reference to
      between Home Properties of New York, L.P.    the 2/20/98 8-K
      and Hudson Palisades Associates relating to Cloverleaf Apartments

2.21  Contribution Agreement, dated November 17,   Incorporated by reference to
      1997 among Home Properties of New York,      the 2/20/98 8-K
      L.P. and various trusts relating to
      Scotsdale Apartments

2.22  Contribution Agreement, dated November 7,    Incorporated by reference to
      1997 among Home Properties of New York,      the 2/20/98 8-K

     L.P. and Donald H. Schefmeyer and Stephen
     W. Hall relating to Candlewood Apartments, together with Amendment No. One dated
     December 3, 1997

2.23 Purchase and Sale Agreement dated November    Incorporated by reference to
     26, 1997 among Home Properties of New York,   the Form 8-K filed by Home
     L.P. and Cedar Glen Associates                Properties of New York, Inc.
                                                   on 3/24/98 (the
                                                   "3/24/98 8-K")

2.24 Contribution Agreement dated March 2, 1998    Incorporated by reference to
     among Home Properties of New York, L.P.,      the 3/24/98 8-K
     Braddock Lee Limited Partnership and Tower
     Construction Group, LLC

2.25 Contribution Agreement dated March 2, 1998    Incorporated by reference to
     among Home Properties of New York, L.P.,      the 3/24/98 8-K
     Park Shirlington Limited Partnership and
     Tower Construction Group, LLC

2.26 Contract of Sale between Lake Grove           Incorporated by reference to
     Associates Corp. and Home Properties of       the Form 10-K filed by Home
     New York L.P., dated December 17, 1996,       Properties of New York, Inc.
     relating to the Lake Grove Apartments         for the year ended 12/31/96
                                                   (the "12/31/96 10K")

2.27 Form of Contribution Agreement among Home     Incorporated by reference to
     Properties of New York, L.P. and              the Form 8-K filed by Home
     Strawberry Hill Apartment Company LLLP,       Properties of New York, Inc.
     Country Village Limited Partnership,          on 5/22/98 (the "5/22/98
     Morningside Six, LLLP,                        8-K")
     Morningside North Limited
     Partnership and Morningside Heights
     Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form

2.28 Form of Purchase and Sale Agreement           Incorporated by reference to
     relating to the Kaplan Portfolio with         the 5/22/98 8-K
     schedule setting forth material details in which documents differ from form

2.29 Form of Contribution Agreement dated June 7,  Incorporated by reference to
     1999, relating to the CRC Portfolio with      the Form 8-K filed by Home
     schedule setting forth material details in    Properties of New York, Inc.
     which documents differ from form              on 7/2/99 (the "7/22/99
                                                   8-K")

2.30 Form of Contribution Agreement relating to    Incorporated by reference to
     the Mid-Atlantic Portfolio with schedule      the Form 8-K filed by Home
     setting forth material details in which       Properties of New York, Inc.
     documents differ from form                    on 7/30/99

2.31 Contribution Agreement among Home             Incorporated by reference to
     Properties of New York, L.P., Leonard         the Form 8-K filed by Home
     Klorfine, Ridley Brook Associates and         Properties of New York, Inc.
     the Greenacres Associates                     on 10/5/99 (the "10/5/99
                                                   8-K")

2.32 Purchase and Sale Agreement among Home        Incorporated by reference to
     Properties of New York, L.P. and Chicago      the 10/5/99 8-K

     Colony Apartments Associates

2.33 Contribution Agreement among Home              Incorporated by reference to
     Properties of New York, L.P.,                  the Form 8-K filed
     Gateside-Bryn Mawr Company, L.P.,              by Home Properties of New
     Willgold Company, Gateside-Trexler             York, Inc. on 4/5/00
     Company, Gateside-Five Points Company,
     Stafford Arms, Gateside-Queensgate Company,
     Gateside Malvern Company, King Road
     Associates and Cottonwood Associates

2.34 Form of Contribution Agreement between Old     Incorporated by reference to
     Friends Limited Partnership and Home           the Form 8-K/A filed by Home
     Properties of New York, L.P. and Home          Properties of New York, Inc.
     Properties of New York, Inc., along with       on 12/5/00 (the "12/5/00
     Amendments Number 1 and 2 thereto

2.35 Form of Contribution Agreement between         Incorporated by reference to
     Deerfield Woods Venture Limited                the 12/5/00 8-K/A
     Partnership and Home Properties of
     New York, L.P.

2.36 Form of Contribution Agreement between         Incorporated by reference to
     Macomb Apartments Limited Partnership          the 12/5/00 8-K/A
     and Home Properties of New York, L.P.

2.37 Form of Contribution Agreement between         Incorporated by reference to
     Home Properties of New York, L.P. and          the 12/5/00 8-K/A
     Elmwood Venture Limited Partnership

2.38 Form of Sale Purchase and Escrow Agreement     Incorporated by reference to
     between Bank of America as Trustee and Home    the 12/5/00 8-K/A
     Properties of New York, L.P.

2.39 Form of Contribution Agreement between Home    Incorporated by reference to
     Properties of New York, L.P., Home             the 12/5/00 8-K/A
     Properties of New York, Inc. and S&S
     Realty, a New York General Partnership
     (South Bay)

2.40 Form of Contribution Agreement between         Incorporated by reference to
     Hampton Glen Apartments Limited Partnership    the 12/5/00 8-K/A
     and Home Properties of New York, L.P.

2.41 Form of Contribution Agreement between Home    Incorporated by reference to
     Properties of New York, L.P. and Axtell        the 12/5/00 8-K/A
     Road Limited Partnership

2.42 Form of Contribution Agreement between Elk     Incorporated by reference
     Grove Terrace II and III, L.P., Elk Grove      to the Form 8-K filed
     Terrace, L.P. and Home Properties of New       by Home Properties of
     York, L.P.                                     New York, Inc. on 1/10/01


3.1  Articles of Amendment and Restatement of       Incorporated by reference to
     Articles of Incorporation of Home              Home Properties of New York,
     Properties of New York, Inc.                   Registration Statement on
                                                    Form S-11, File No. 33-78862
                                                    (the "S-11 Registration
                                                    Statement")

3.2  Articles of Amendment of the Articles of       Incorporated by reference to

      Incorporation of Home Properties of New      the Home Properties of
      York, Inc.                                   New York, Inc.
                                                   Registration
                                                   Statement on Form S-3
                                                   File No. 333-52601 filed
                                                   May 14, 1998 (the "5/14/98
                                                   S-3")

3.3   Articles of Amendment of the Articles of     Incorporated by reference to
      Incorporation of Home Properties of New      7/2/99 8-K
      York, Inc.

3.4   Amended and Restated Articles Supplementary  Incorporated by reference to
      of Series A Senior Convertible Preferred     the Home Properties of New
      Stock of Home Properties of New York, Inc.   York, Inc. Registration
                                                   Statement on Form S-3,
                                                   File No. 333-93761, filed
                                                   12/29/99 (the "12/29/99
                                                   S-3")

3.5   Series B Convertible Cumulative Preferred    Incorporated by reference to
      Stock Articles Supplementary to the Amended   the Home Properties of New
      and Restated Articles of Incorporation of    York, Inc. Registration
      Home Properties of New York, Inc.            Statement on Form S-3,
                                                   File No. 333-92023, filed
                                                   12/3/99

3.6   Series C Convertible Cumulative Preferred    Incorporated by reference to
      Stock Articles Supplementary to the Amended  the Form 8-K filed by Home
      and Restated Articles of Incorporation of    filed by Home Properties of
      Home Properties of New York, Inc.            New York, Inc. on 5/22/00
                                                   (the "5/22/00 8-K")

3.7   Series D Convertible Cumulative Preferred    Incorporated by reference to
      Stock Articles Supplementary to the Amended  the Form 8-K filed by Home
      and Restated Articles of Incorporation of    Properties of New York, Inc.
      Home Properties of New York, Inc.            on 6/12/00 (the "6/12/00
                                                   8-K")

3.8   Series E Convertible Cumulative Preferred    Incorporated by reference to
      Stock Articles Supplementary to the Amended  the Form 8-K filed by Home
      and Restated Articles of Incorporation of    Properties of New York, Inc.
      Home Properties of New York, Inc.            on 12/22/00 (the "12/22/00
                                                   8-K)

3.9   Amended and Restated By-Laws of Home         Incorporated by reference to
      Properties of New York, Inc. (Revised        the Form 8-K filed by Home
      12/30/96)                                    Properties of New York, Inc.
                                                   dated December 23, 1996
                                                   (the "12/23/96 8- K")

4.1   Form of certificate representing Shares of   Incorporated by reference to
      Common Stock                                 the Form 10- K filed by Home
                                                   Properties of New York, Inc.
                                                   for the period ended 12/31/94
                                                   (the "12/31/94 10-K")

4.2   Agreement of Home Properties of New York,    Incorporated by reference to
      Inc. to file instruments defining the        the 12/31/94 10-K
      rights of holders of long-term debt of it or its subsidiaries with the Commission upon request

4.3  Credit Agreement between Manufacturers       Incorporated by reference to
     Traders Trust Company, Home Properties of    the Form 10-Q filed by Home
     New York, L.P. and Home Properties of New    Properties of New York, Inc.
     York, Inc.                                   for the quarterly period
                                                  ended 6/30/94 (the "6/30/94
                                                  10-Q")

4.4  Amendment Agreement between Manufacturers    Incorporated by reference to
     and Traders Trust Company, Home              the 12/31/94 10-K
     Properties of New York, L.P. and Home
     Properties of New York, Inc. amending
     the Credit Agreement

4.5  Mortgage Spreader, Consolidation and         Incorporated by reference to
     Modification Agreement between               the 6/30/94 10-Q
     Manufacturers and Traders Trust Company
     and Home Properties of New York, L.P.,
     together with form of Mortgage,
     Assignment of Leases and Rents and
     Security Agreement incorporated therein
     by reference

4.6  Mortgage Note made by Home Properties        Incorporated by reference to
     of New York, L.P. payable to                 the 6/30/94 10-Q
     Manufacturers and Traders Trust
     Company in the principal amount
     of $12,298,000

4.7  Spreader, Consolidation, Modification        Incorporated by reference to
     and Extension Agreement between Home         the Form 10-K filed by Home
     Properties of New York, L.P. and             Properties New York, Inc. for
     John Hancock Mutual Life Insurance           the period ended 12/31/95 (the
     Company, dated as of October 26, 1995,       "12/31/95 10-K")
     relating to indebtedness in the
     principal amount of $20,500,000

4.8  Amended and Restated Stock Benefit Plan
     of Home Properties of New York, Inc.         Incorporated by reference to
                                                  the 6/6/97 8-K

4.9  Amended and Restated Dividend                Incorporated by reference to
     Reinvestment, Stock Purchase, Resident       the Form 8-K filed by Home
     Stock Purchase and Employee Stock            Properties of New York, Inc.,
     Purchase Plan                                dated 12/23/97

4.10 Amendment No. One to Amended and Restated    Incorporated by reference to
     Dividend Reinvestment, Stock Purchase,       the Home Properties of New
     Resident Stock Purchase and Employee Stock   York, Inc. Registration
     Purchase Plan                                Statement on Form S-3,
                                                  File No. 333-49781, filed
                                                  on 4/9/98 (the "4/9/98 S-3")

4.11 Amendment No. Two to Amended and Restated    Incorporated by reference to
     Dividend Reinvestment, Stock Purchase,       the Home Properties of New
     Resident Stock Purchase and Employee Stock   York Inc. Registration
     Purchase Plan                                Statement on Form S-3,
                                                  File No. 333-58799,
                                                  filed on 7/9/98
                                                  (the "7/9/98 S-3")

4.12 Amended and Restated Dividend Reinvestment, Incorporated by reference to Stock Purchase, Resident Stock Purchase and Home Properties of New York,
     Employee Stock Purchase Plan                 Inc. Form 10-Q for the Quarter
                                                  ended 6/30/98 (the "6/30/98
                                                  10-Q")

4.13   Amendment No. Three to Amended and           Incorporated by reference to
       Restated  Dividend Reinvestment, Stock       the Home Properties of New
       Purchase, Resident Stock Purchase and        York, Inc. Registration
       Employee Stock  Purchase Plan                Statement on Form S-3,
                                                    Registration No. 333-67733,
                                                    filed on 11/23/98
                                                    (the "11/23/98 S-3")

4.14   Directors' Stock Grant Plan                  Incorporated by reference to
                                                    the 5/22/98 8-K

4.15   Director, Officer and Employee Stock         Incorporated by reference to
       Purchase and Loan Plan                       5/22/98 8-K

4.16   Home Properties of New York, Inc., Home      Incorporated by reference to
       Properties of New York, L.P. Executive       the 7/2/99 8-K
       Retention Plan

4.17   Home Properties of New York, Inc.            Incorporated by reference to
       Deferred  Bonus Plan                         the 7/2/99 8-K

4.18   Fourth Amended and Restated Dividend         Incorporated by reference to
       Reinvestment, Stock Purchase, Resident       the Registration Statement
       Stock Purchase and Employee Stock Purchase   on Form S-3, File No.
       Plan                                         333-94815 filed on 1/18/2000

4.19   Directors Deferred Compensation Plan         Incorporated by reference to
                                                    the Home Properties of New
                                                    York, Inc. Form 10-K for the
                                                    period ended 12/31/99
                                                    (the "12/31/99 10-K")

4.20   Agency Fee and Warrant Agreement             Incorporated by reference to
                                                    the Form 8-K/A filed by Home
                                                    Properties of New York, Inc.
                                                    on 6/9/00
                                                    (the "6/9/00 8-K/A")

4.21   Form of Warrant                              Incorporated by reference to
                                                    the 6/9/00 8-K/A

4.22   Agency Fee and Warrant Agreement, Amendment  Incorporated by reference to
       No.1                                         the Form 8-K filed by Home
                                                    Properties of New York, Inc.
                                                    on 6/30/00
                                                    (the "6/30/00 8-K")

4.23   Home Properties of New York, Inc. Amendment  Incorporated by reference to
       Number One to the Amended and Restated       the Form 10-Q
       Stock Benefit Plan                           of Home Properties of New
                                                    York, Inc. for the quarter
                                                    ended 3/31/00 (the "3/31/00
                                                    10-Q")

4.24   Fifth Amended and Restated Dividend          Incorporated by reference
       Reinvestment, Stock Purchase, Resident       to the Registration
       Stock Purchase and Employee Stock Purchase   Statement on Form S-3, file
       Plan                                         No. 333-54160, filed 1/23/01

4.25   Sixth Amended and Restated Dividend          Incorporated by reference to
       Reinvestment and Direct Stock Purchase Plan  the Form 10-K filed by Home
                                                    Properties of New York,
                                                    Inc., for the annual
                                                       period ended 12/31/00
                                                       (the "12/31/00 10-K")

4.26   Home Properties of New York, Inc.               Filed herewith
       Amendment Number Two to the Amended and
       Restated Stock Benefit Plan

4.27   Amendment No. One to Home Properties            Filed herewith
       of New York, Inc. Deferred Bonus Plan

10.1   Second Amended and Restated Agreement           Incorporated by reference
       Limited Partnership of Home Properties of       to the 9/26/97 8-K
       New York, L.P.

10.2   Amendments No. One through Eight to the         Incorporated by reference
       Second Amended and Restated Agreement of        to Form 10-K of Home
       Limited Partnership of Home Properties of       Properties of New York,
       New York, L.P.                                  Inc. for the period ended
                                                       12/31/97 (the "12/31/97
                                                       10-K")

10.3   Articles of Incorporation of Home               Incorporated by reference
       Properties Management, Inc.                     to the S-11 Registration
                                                       Statement

10.4   By-Laws of Home Properties Management, Inc.     Incorporated by reference
                                                       to S-11 Registration
                                                       Statement

10.5   Articles of Incorporation of Conifer Realty     Incorporated by reference
       Corporation                                     to 12/31/95 10-K

10.6   Articles of Amendment to the                    Incorporated by reference
       Articles of Incorporation of Conifer            to the 12/31/00 10-K
       Realty Corporation Changing the name to
       Home Properties Resident Services, Inc.

10.7   By-Laws of Conifer Realty Corporation           Incorporated by reference
                                                       to the 12/31/95 10-K

10.8   Home Properties Trust Declaration of Trust,     Incorporated by reference
       dated September 19, 1997                        to the 9/26/97 8-K

10.9   Employment Agreement between Home               Incorporated by reference
       Properties of New York, L.P. and Norman         to the 6/30/94 10-Q
       P. Leenhouts

10.10  Amendments No. One, Two and Three to the        Incorporated by reference
       Employment Agreement between Home               to the Form 10-K filed by
       Properties of New York, L.P. and Norman P.      Home Properties of New
       Leenhouts                                       York, Inc.for the year
                                                       ended 12/31/98 (the "12/
                                                       31/98 10-K")

10.11  Employment Agreement between Home               Incorporated by reference
       Properties of New York, L.P. and Nelson B.      to the 6/30/94 10-Q
       Leenhouts

10.12  Amendments No. One, Two and Three to the        Incorporated by reference
       Employment Agreement between Home               to the 12/31/98 10-K
       Properties of New York, L.P. and Nelson B.
       Leenhouts

10.13  Indemnification Agreement between Home          Incorporated by reference
       Properties of New York, Inc. and certain        to the 6/30/94 10-Q
       officers and directors

10.14 Indemnification Agreement between Home       Incorporated by reference to
      Properties of New York, Inc. and Richard J.  the 12/31/95 10-K
      Crossed

10.15 Indemnification Agreement between Home       Incorporated by reference to
      Properties of New York, Inc. and Alan L.     the 12/31/96 10-K
      Gosule

10.16 Registration Rights Agreement among Home     Incorporated by reference to
      Properties of New York, Inc., Home Leasing   the 6/30/94 10-Q
      Corporation, Leenhouts Ventures, Norman P.
      Leenhouts, Nelson B. Leenhouts, Amy L.
      Tait, David P. Gardner, Ann M. McCormick,
      William Beach, Paul O'Leary, Richard J.
      Struzzi, Robert C. Tait, Timothy A.
      Florczak and Laurie Tones

10.17 Agreement of Operating Sublease, dated       Incorporated by reference to
      October 1, 1986, among KAM, Inc., Morris     the S-11 Registration
      Massry and Raintree Island Associates, as    Statement
      amended by Letter Agreement Supplementing
      Operating Sublease dated October 1, 1986

10.18 Form of Term Promissory Note payable to      Incorporated by reference to
      Home Properties of New York, by              the 12/31/96 10-K
      officers and directors in association with the Executive and Director Stock Purchase and Loan Program

10.19 Form of Pledge Security Agreement executed   Incorporated by reference to
      by officers and directors in connection      the 12/31/96 10-K
      with Executive and Director Stock Purchase and Loan Program

10.20 Schedule of Participants, loan amounts and   Incorporated by reference to
      shares issued in connection with the         the 12/31/96 10-K
      Executive and Director Stock Purchase and
      Loan Program

10.21 Subordination Agreement between Home         Incorporated by reference to
      Properties of New York, Inc. and The Chase   the 12/31/96 10-K
      Manhattan Bank relating to the Executive and Director Stock Purchase and Loan
      Program

10.22 Partnership Interest Purchase Agreement,     Incorporated by reference to
      dated as of December 23, 1996 among Home     the 12/23/96 8-K
      Properties of New York, Inc., Home
      Properties of New York, L.P. and State
      of Michigan Retirement Systems

10.23 Registration Rights Agreement, dated as of   Incorporated by reference to
      December 23, 1996 between Home Properties    the 12/23/96 8-K
      of New York, Inc. and State of Michigan
      Retirement Systems

10.24 Lock-Up Agreement, dated December 23, 1996   Incorporated by reference to
      between Home Properties of New York, Inc.    the 12/23/96 8-K
      and State of Michigan Retirement Systems

10.25 Agreement dated as of April 13, 1998         Incorporated by reference to
      between Home Properties of New York, Inc.     the Home Properties of New
      and the Treasurer of the State of Michigan    York, Inc. Form 8-K
                                                    filed 4/15/98 (the "4/15/98
                                                    8-K")

10.26 Amendment No. Nine to the Second Amended      Incorporated by reference to
      and Restated Agreement of Limited             5/14/98 S-3
      Partnership of the Operating Partnership

10.27 Master Credit Facility Agreement by and       Incorporated by reference to
      among Home Properties of New York, Inc.,      the Home Properties of New
      Home Properties of New York, L.P., Home       York, Inc. Form 10-Q for the
      Properties WMF I LLC and Home Properties      quarter ended 9/30/98 (the
      of New York, L.P. and P-K Partnership         "9/30/98 Form 10-Q")
      doing business as Patricia Court and
      Karen Court and WMF Washington Mortgage
      Corp., dated as of August 28, 1998

10.28 First Amendment to Master Credit Facility     Incorporated by reference to
      Agreement, dated as of December 11, 1998      the 12/31/98 10-K
      among Home Properties of New York, Inc.,
      Home Properties of New York, L.P., Home
      Properties WMF I LLC and Home Properties of
      New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and
      Fannie Mae

10.29 Second Amendment to Master Credit Facility    Incorporated by reference to
      Agreement, dated as of August 30, 1999        the 12/31/99 10-K
      among Home Properties of New York, Inc.,
      Home Properties of New York, L.P., Home
      Properties WMF I LLC and Home Properties of
      New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and
      Fannie Mae

10.30 Amendments Nos. Ten through Seventeen to      Incorporated by reference to
      the Second Amended and Restated Limited       the 12/31/98 10-K
      Partnership Agreement

10.31 Amendments Nos. Eighteen through Twenty-      Incorporated by reference to
      Five to the Second Amended and Restated       the Home Properties of New
      Limited Partnership Agreement                 York, Inc. Form 10-Q for the
                                                    quarter ended 9/30/99
                                                    (the "9/30/99 10-Q")

10.32 Credit Agreement, dated 8/23/99 between       Incorporated by reference to
      Home Properties of New York, L.P., the        the 9/30/99 10-Q
      Lenders, Party hereto and Manufacturers and Traders Trust Company as Administrative
      Agent

10.33 Amendment No. Twenty-Seven to the Second      Incorporated by reference to
      Amended and Restated Limited Partnership      the 12/29/99 S-3
      Agreement

10.34 Amendments Nos. Twenty-Six and Twenty-Eight   Incorporated by reference to
      through Thirty to the Second Amended and      the 12/31/99 10-K
      Restated Limited Partnership Agreement

10.35 Registration Rights Agreement between Home    Incorporated by reference to
      Properties of New York, Inc. and GE Capital   the 12/31/99 10-K
      Equity Investment, Inc., dated 9/29/99

10.36 Amendment to Partnership Interest Purchase    Incorporated by reference to
      Agreement and Exchange Agreement              the 12/29/99 S-3

10.37 2000 Stock Benefit Plan                       Incorporated by reference to
                                                    the 12/31/99 10-K


10.38 Purchase Agreement between Home Properties    Incorporated by reference to
      of New York, Inc., The Prudential Insurance   5/22/00 8-K
      Company of America and Teachers Insurance
      And Annuity Association of America

10.39 Purchase Agreement between Home Properties    Incorporated by reference
      of New York, Inc. and The Equitable Life      to the 6/12/00 8-K
      Assurance Society of the United States

10.40 Purchase Agreement between Home Properties    Incorporated by reference to
      of New York, Inc. and the Pacific Life        the 6/3/00 8-K
      Insurance Company and AEW Capital
      Management

10.41 Home Properties of New York, L.P. Amendment   Incorporated by reference to
      Number One to Executive Retention Plan        the 3/31/00 10-Q

10.42 Amendments No. Thirty-One and Thirty-Two to   Incorporated by reference to
      the Second Amended and Restated Limited       the 3/31/00 10-Q
      Partnership Agreement

10.43 Form of Purchase and Sale Agreement between   Incorporated by reference to
      Blackhawk Apartments Limited Partnership      the 12/5/00 8-K/A
      and Home Properties of New York, L.P.

10.44 Form of Purchase and Sale Agreement between   Incorporated by reference to
      Home Properties of New York, L.P. and         the 12/5/00 8-K/A
      Caesar Figoni

10.45 Form of Real Estate Purchase Agreement        Incorporated by reference
      between Smith Property Holdings Orleans,      to the 12/5/00 8-K/A
      LLC and Home Properties of New York, L.P.

10.46 Purchase Agreement between Home Properties    Incorporated by reference
      of New York, Inc., The Prudential Insurance   to the 12/22/00 8-K
      Company of America and Teachers Insurance and Annuity Association of America

10.47 Employment Agreement between Home             Incorporated by reference
      Properties of New York, L.P., Home            to the 12/31/00 10-K
      Properties of New York Inc. and Edward
      J. Pettinella, and Amendment No. One,
      thereto

10.48 Consulting Agreement between Home             Incorporated by reference
      Properties of New York, L.P. and              to the 12/31/00 10-K
      Amy L. Tait

10.49 Amendment No. Thirty Three to the Second      Incorporated by reference
      Amended and Restated Limited Partnership      to the 12/31/00 10-K
      Agreement

10.50 Amendment No. Thirty Five to the Second       Incorporated by reference
      Amended and Restated Limited Partnership      to the 12/31/00 10-K
      Agreement

10.51 Amendment No. Forty Two to the Second         Incorporated by reference
      Amended and Restated Limited Partnership      to the 12/31/00 10-K
      Agreement

10.52 Amendments Nos. Thirty Four, Thirty Six       Incorporated by reference
      through Forty One, Forty Three and Forty      to the 12/31/00 10-K
      Four to the Second Amended and Restated
      Limited Partnership Agreement

10.53 Purchase and Sale Agreement among Home        Incorporated by reference
      Properties of New York, L.P., Conifer         to the 12/31/00 10-K
      Realty Corporation and Conifer Realty LLC, and Amendments Nos. One and Two thereto.

10.54 Purchase and Sale Agreement by and between    Incorporated by reference
      Sandalwood Co-Op, Inc. and Home Properties    to the Form 8-K filed by
      of New York, L.P., dated April 12, 2001       Home Properties of New York,
                                                    Inc., dated August 3, 2001
                                                    (the "8/3/01 8-K")

10.55 Contribution Agreement by and among           Incorporated by reference
      Home Properties of New York, L.P. and         to the 8/3/01 8-K
      Lincolnia Limited Partnership,
      dated April 30, 2001

10.56 Purchase and Sale Agreement between Windsor   Incorporated by reference
      at Hauppauge Limited Partnership and Home     to the 8/3/01 8-K
      Properties of New York, L.P., dated as of May, 2001

10.57 Amendment Nos. Forty-Five through Fifty-One   Filed herewith
      to the Second Amendment and Restated
      Limited Partnership Agreement

10.58 Home Properties of New York, Inc. Amendment   Filed herewith
      No. One to 2000 Stock Benefit Plan

10.59 Home Properties of New York, Inc. Amendment   Filed herewith
      No. Two to 2000 Stock Benefit Plan

11    Computation of Per Share Earnings Schedule    Filed herewith

21    List of Subsidiaries of Home Properties of    Filed herewith
      New York, Inc.

23    Consent of PricewaterhouseCoopers LLP         Filed herewith

99    Additional Exhibits - Debt Summary Schedule   Filed herewith