Form 10-Q
period 2002-03-31
HOME PROPERTIES OF NEW YORK INC
filed 2002-05-15
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

                    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class of Common Stock                Outstanding at April 30, 2002
         ---------------------                -----------------------------
             $.01 par value                            25,963,056

                        HOME PROPERTIES OF NEW YORK, INC.

                                TABLE OF CONTENTS


                                                                         PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets -
              March 31, 2002 (Unaudited) and December 31, 2001              3

          Consolidated Statements of Operations (Unaudited) -
              Three months ended March 31, 2002 and 2001                    4

          Consolidated Statements of Comprehensive Income (Unaudited)
              Three months ended March 31, 2002 and 2001                    5

          Consolidated Statements of Cash Flows (Unaudited) -
              Three months ended March 31, 2002 and 2001                    6

          Notes to Consolidated Financial Statements (Unaudited)         7-14

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                       15-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk         22

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   23

          Signatures                                                       24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        HOME PROPERTIES OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       2002               2001
                                                                                       ----               ----
                                                                                    (Unaudited)         (Note 1)
ASSETS
Real estate:
  Land                                                                             $   313,617        $   287,473
  Buildings, improvements and equipment                                              1,931,358          1,847,605
                                                                                     ---------        -----------
                                                                                     2,244,975          2,135,078
  Less:  accumulated depreciation                                                  (   215,198)       (   201,564)
                                                                                   ------------       ------------
         Real estate, net                                                            2,029,777          1,933,514

Cash and cash equivalents                                                               60,731             10,719
Cash in escrows                                                                         43,885             39,230
Accounts receivable                                                                      7,024              8,423
Prepaid expenses                                                                        18,029             17,640
Investment in and advances to affiliates                                                36,113             42,870
Deferred charges                                                                         5,616              5,279
Other assets                                                                             8,561              6,114
                                                                                 --------------     --------------
         Total assets                                                               $2,209,736         $2,063,789
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $1,060,168        $   960,358
Line of credit                                                                               -             32,500
Accounts payable                                                                        21,215             21,838
Accrued interest payable                                                                 6,230              5,782
Accrued expenses and other liabilities                                                  12,274             13,180
Security deposits                                                                       20,899             18,948
                                                                                  ------------       ------------
         Total liabilities                                                           1,120,786          1,052,606
                                                                                    ----------         ----------

Commitments and contingencies
Minority interest                                                                      341,087            341,854
                                                                                   -----------       ------------
8.36% Series B convertible cumulative preferred stock, liquidation preference of $25.00 per share; 1,000,000 and 2,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively net of
   issuance costs                                                                       24,366             48,733
                                                                                  ------------      -------------
Stockholders' equity:
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 1,150,000 shares issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively                                114,000            114,000
   Cumulative redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 2,400,000 shares issued and outstanding at
     March 31, 2002.  No shares issued or outstanding at December 31, 2001              60,000                  -
   Common stock, $.01 par value; 80,000,000 shares authorized;
     25,914,715 and 24,010,855 shares issued and outstanding
     at March 31, 2002 and December 31, 2001, respectively                                 259                240
   Excess stock, $.01 par value; 10,000,000 shares authorized; no
     shares issued or outstanding                                                            -                  -
   Additional paid-in capital                                                          616,497            572,273
   Accumulated other comprehensive income                                                 (339)              (532)
   Distributions in excess of accumulated earnings                                     (61,236)           (57,768)
   Officer and director notes for stock purchases                                       (5,684)            (7,617)
                                                                                 -------------       ------------
         Total stockholders' equity                                                    723,497            620,596
                                                                                  ------------       ------------
         Total liabilities and stockholders' equity                                 $2,209,736         $2,063,789
                                                                                    ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002              2001
                                                                                       ----              ----
Revenues:

  Rental income                                                                       $  89,134       $   82,488
  Property other income                                                                   2,602            2,936
  Interest and dividend income                                                              373            1,178
  Other income                                                                              288              310
                                                                                  -------------    -------------

Total revenues                                                                           92,397           86,912
                                                                                    -----------      -----------

Expenses:

  Operating and maintenance                                                              42,469           42,580
  General and administrative                                                              3,099            2,332
  Interest                                                                               18,026           15,545
  Depreciation and amortization                                                          15,041           14,796
                                                                                    -----------      -----------

Total expenses                                                                           78,635           75,253
                                                                                    -----------      -----------

Income  before  loss  on   disposition  of  property,   minority   interest  and
   discontinued operations                                                               13,762           11,659
Loss on disposition of property                                                            (376)               -
                                                                                   -------------     -----------

Income before minority interest and discontinued operations                              13,386           11,659
Minority interest                                                                         3,917            3,004
                                                                                   ------------     ------------
Income before discontinued operations                                                     9,469            8,655
Discontinued operations
   Income from operations, net of minority interest                                          96              177
   Loss on disposition of property, net of minority interest                                (40)               -
                                                                                  --------------    ------------

Net income                                                                                9,525            8,832
Preferred dividends                                                                      (3,382)          (4,497)
                                                                                    ------------    -------------

Net income available to common shareholders                                         $     6,143     $      4,335
                                                                                    ===========     ============

Per share data:

     Basic earnings per share data:
         Income before discontinued operations                                             $.25             $.19
         Discontinued operations                                                             -               .01
                                                                                        -------            -----
     Net income available to common shareholders                                           $.25             $.20
                                                                                           ====             ====

     Diluted earnings per share data:
         Income before discontinued operations                                             $.24             $.19
         Discontinued operations                                                             -               .01
                                                                                        -------            -----
     Net income available to common shareholders                                           $.24             $.20
                                                                                           ====             ====

  Weighted average number of shares outstanding
         - Basic                                                                     24,842,334       21,818,641
                                                                                     ==========       ==========
         - Diluted                                                                   25,113,734       21,882,267
                                                                                     ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)


                                                      2002          2001
                                                      ----          ----

Net income                                             $9,525       $8,832
Other comprehensive income:
   Cumulative effect of accounting change                   -         (583)
   Change in fair value of hedge instruments              193         (193)
                                                      -------       -------
   Other comprehensive income (loss)                      193         (776)
                                                      -------       -------

Comprehensive income                                   $9,718       $8,056
                                                       ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                                   2002           2001
                                                                                   ----           ----
Cash flows from operating activities:
   Net income                                                                    $   9,525      $   8,832
                                                                                 ---------      ---------
   Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
     Equity in income of affiliates                                                    261            156
     Income allocated to minority interest                                           3,953          3,132
     Depreciation and amortization                                                  15,418         15,185
     Loss on disposition of property                                                   442              -
     Changes in assets and liabilities:
       Other assets                                                                 (1,471)           219
       Accounts payable and accrued liabilities                                      1,188           (368)
                                                                                   -------       ---------
   Total adjustments                                                                19,791         18,324
                                                                                    ------         ------
   Net cash provided by operating activities                                        29,316         27,156
                                                                                    ------         ------
Cash flows used in investing activities:
   Purchase of properties, net of mortgage notes assumed and UPREIT
     Units issued                                                                  (54,742)        (3,312)
   Additions to properties                                                         (22,895)       (23,056)
   Proceeds from sale of properties                                                 12,746              -
   Advances to affiliates                                                           (2,053)        (5,008)
   Payments on advances to affiliates                                                8,553          4,427
                                                                                  --------      ---------
   Net cash used in investing activities                                           (58,391)       (26,949)
                                                                                   --------      ---------
Cash flows from financing activities:
   Proceeds from sale of preferred stock, net of issuance costs of $1,902           58,098              -
   Proceeds from sale of common stock, net of issuance costs of $1,202              31,102         20,986
   Purchase of treasury stock                                                            -        (18,189)
   Purchase of UPREIT Units                                                              -        (11,899)
   Proceeds from mortgage notes payable                                             59,007         28,236
   Payments on mortgage notes payable                                               (6,188)       (16,695)
   Proceeds from line of credit                                                     26,000         32,000
   Payments on line of credit                                                      (58,500)       (13,500)
   Payments of deferred loan costs                                                    (549)          (250)
   Deposits to cash escrows                                                         (4,655)        (1,519)
   Repayment of officer loans                                                        1,941              -
   Dividends and distributions paid                                                (27,169)       (26,032)
                                                                                   --------       --------
   Net cash provided by (used in) financing activities                              79,087         (6,862)
                                                                                   --------      ---------
Net increase (decrease) in cash                                                     50,012         (6,655)
Cash and cash equivalents:
   Beginning of period                                                              10,719         10,449
                                                                                    ------         ------
   End of period                                                                   $60,731         $3,794
                                                                                   =======         ======
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions                       $46,991     $        -
Conversion of preferred to common stock                                             24,367              -
Exchange of UPREIT Units/partnership interest for common shares                        525            464
Fair value of hedge instruments                                                        602            776
Issuance of UPREIT Units associated with property and other acquisitions                 -          2,393
Notes issued in exchange for officer and director stock purchases                        -          1,965
Increase in real estate associated with the purchase of minority interest
   UPREIT Units                                                                          -          1,666
Transfer of notes  receivable due from  affiliates in exchange for additional
   equity in affiliates                                                                  -         23,699

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   Unaudited Interim Financial Statements

     The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

2.   Organization and Basis of Presentation

     Organization
     The Company is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of March 31, 2002, the Company operated 291 apartment communities with 50,278 apartments. Of this total, the Company owned 143 communities, consisting of 39,699 apartments, managed as general partner, 7,979 apartments and fee managed 2,600 apartments for affiliates and third parties. The Company also fee manages 2.2 million square feet of office and retail properties.

     Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its 61.9% (58.4% at March 31, 2001) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units outstanding. The remaining 38.1% (41.6% at March 31, 2001) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary ("QRS") of Home Properties of New York, Inc. Investments in entities where the Company has the ability to exercise significant influence over but does not have financial and operating control are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in these
     consolidated     financial    statements.

     Reclassifications
     Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2.   Organization and Basis of Presentation (continued)

     Change in Accounting Estimate
     During the first quarter of 2002, the Company completed a comprehensive review of its real estate related useful lives for certain of its asset classes. As a result of this review, the Company changed its estimate of the remaining useful lives for its buildings and apartment improvements. Effective January 1, 2002, the estimated useful life of all buildings has been extended to 40 years and the estimated useful life of apartment improvements has been changed from 10 years to 20 years. Certain buildings had previously been depreciated over useful lives ranging from 30 to 40 years. As a result of the change, income before minority interest and discontinued operations for the quarter increased approximately $2.6 million, or $.04 per diluted share. The Company believes the change reflects more appropriate remaining useful lives of the assets based upon the nature of the expenditures and is consistent with prevailing industry practice.

     New Accounting Standards
     In April 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 145 -- "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

3.   Earnings Per Common Share
     Basic earnings per share ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, warrants and the conversion of any cumulative convertible preferred stock. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as Unitholders and stockholders effectively share equally in the net income of the Operating Partnership. Net income available to common shareholders is the same for both the basic and diluted calculation.

     The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the three months ended March 31, 2002 and 2001 is as follows:

                                                              Three Months
                                                         -----------------------
                                                               2002         2001
                                                         ----------   ----------
Basic weighted average number of shares outstanding .... 24,842,334   21,818,641
Effect of dilutive stock options .......................    271,400       63,626
                                                         ----------   ----------
Diluted weighted average number of shares outstanding .. 25,113,734   21,882,267
                                                         ==========   ==========

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.   Earnings Per Common Share (continued)

     Unexercised stock options and warrants to purchase 1,249,640 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the three month period ended March 31, 2001. All unexercised stock options and warrants to purchase 2,499,233 shares of the Company's common stock are dilutive and included in diluted weighted average number of shares outstanding as of March 31, 2002. In addition, for the three-month period ended March 31, 2001 (as applicable), the 4,816,667 shares of the Series A, B, C, D, and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as-converted basis have an antidilutive effect and are not included in the computation of diluted EPS. For the three-month period ended March 31, 2002 (as applicable), the 2,150,000 of the Series B, C, D and E Convertible Cumulative Preferred Stock (4,605,943 common stock equivalents) have an antidilutive effect and are not included in the computation of diluted EPS.

4.   Stockholders Equity

     On February 4, 2002, one million of the Series B Preferred Shares were converted into 839,771 shares of common stock. The conversion had no effect on the reported results of operations.

     On February 28, 2002, the Company closed on two common equity offerings totaling 704,602 shares of the Company's common stock, at a weighted average price of $30.99 per share, resulting in net proceeds to the Company of $21.8 million.

     On March 18, 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"), with a $25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million. The net proceeds are intended to fund future Company acquisitions, property upgrades, and to pay down Company borrowings. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends. Each Series F Preferred share will receive an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).

5.   Other Income

     Other income for the three months ended March 31, 2002 and 2001 is summarized as follows:
                                          Three Months
                                       2002            2001
                                       ----            ----
     Management fees                   $496            $475
     Other                               53              (9)
     Management Companies              (261)           (156)
                                       -----           -----
                                       $288            $310
                                       ====            ====

     Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Home Properties Resident Services, Inc. (the "Management Companies"). Both are Maryland corporations and, effective January 1, 2001, have elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. Effective March 1, 2001, the Company recapitalized Home Properties Resident Services, Inc. by contributing $23.7 million of loans due from affiliated partnerships to equity. Simultaneous with the recapitalization, the Company increased its effective economic interest from 95% to 99% diluting

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5.   Other income (continued)

     the economic interest held by certain of the Company's inside directors. The Operating Partnership owns non-voting common stock in the Management Companies which entitles the Operating Partnership to receive 95% and 99% of the economic interest in Home Properties Management, Inc. and Home Properties Resident Services, respectively.

     The Company's share of income from the Management Companies for the three months ended March 31, 2002 and 2001 is summarized as follows:

                                             Three Months
                                        2002            2001
                                        ----            ----
          Management fees               $666            $824
          Interest income                190             278
          Miscellaneous                   17               1
          General and administrative    (817)            (657)
          Interest expense              (213)            (457)
          Other expense                  (99)            (154)
                                         ----           -----
          Net loss                     ($256)           ($165)
                                       ------           ------
          Company's share              ($261)           ($156)
                                       ======           ======


     The general and administrative expenses reflected above represent an allocation of direct and indirect costs incurred by the Company estimated by management to be associated with the operations of the management companies.

6.   Segment Reporting

     The Company is engaged in the ownership and management of market rate apartment communities which are segregated as Core and Non-core properties.

     Non-segment revenue to reconcile total revenue consists of unconsolidated management and interest income. Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, investments in and advances to affiliates, deferred charges and other assets.

     Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the Core Properties represent communities owned as of January 1, 2001. Non-core properties consist of apartment communities acquired during 2001 and 2002, such that full year comparable operating results are not available.

     The accounting policies of the segments are the same as those described in Notes 1 and 2 of the Company's Form 10-K.

     The Company assesses and measures segment operating results based on a performance measure referred to as Funds from Operations ("FFO"). FFO is defined as net income (loss), before gains (losses) from the sale of property, extraordinary items, plus real estate depreciation including adjustments for unconsolidated partnerships and joint ventures. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. During 2002, the Company

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6.   Segment Reporting (continued)

     reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance which would impact the segment contribution of FFO. This reclassification is also reflected in the 2001 presentation.

     The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the three-month period ended March 31, 2002, and 2001.


                                                                                      2002            2001
                                                                                      ----            ----
         Revenues
         Apartments owned
           Core properties                                                          $    83,368    $    79,840
           Non-core properties                                                            8,368          5,584
         Reconciling items                                                                  661          1,488
                                                                                    -----------    -------------
         Total Revenue                                                              $    92,397    $    86,912
                                                                                    ===========    ===========
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                                          $    44,454    $    40,706
           Non-core properties                                                            4,813          2,138
         Reconciling items                                                                  661          1,488
                                                                                   ------------   --------------
         Segment contribution to FFO                                                     49,928         44,332

         General & administrative expenses                                               (3,099)        (2,332)
         Interest expense                                                               (18,026)       (15,545)
         Depreciation of unconsolidated affiliates                                          372            104
         Non-real estate depreciation/amortization                                         (213)
                                                                                                          (150)
         Perpetual preferred dividend                                                      (105)             -
         Income from discontinued operations before minority interest,
         depreciation and loss on disposition of property                                   326            544
                                                                                           ----           ---
         Funds from Operations                                                           29,183         26,953
         Depreciation - apartments owned                                                (14,995)       (14,885)
         Depreciation of unconsolidated affiliates                                         (372)          (104)
         Perpetual preferred dividend                                                       105              -
         Loss on disposition of properties                                                 (376)             -
         Income from discontinued operations before minority interest and loss
         on disposition of property                                                        (159)          (305)
         Minority interest                                                               (3,917)        (3,004)
                                                                                        -------  --------------

         Income before discontinued operations                                    $       9,469  $       8,655
                                                                                  =============  =============

         Assets - As of March 31, 2002 and December 31, 2001 Apartments owned:
           - Core                                                                     1,705,923     $1,699,739
           - Non-core                                                                   323,854        233,775
         Reconciling items                                                              179,959        130,275
                                                                                   ------------   ------------
         Total Assets                                                                $2,209,736     $2,063,789
                                                                                     ==========     ==========

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7.   Pro Forma Condensed Financial Information

     The Company acquired six apartment communities ("2002 Acquired Communities") with 1,031 units in one transaction during the three-month period ended March 31, 2002. The total purchase price (including closing costs) of $100.3 million equates to approximately $96 per unit. Consideration for the communities included $47 million of assumed debt, $21.8 million of cash raised through common equity offerings, and $31.5 million of cash on hand.

     In addition, the Company disposed of six apartment communities ("2002 Disposed Properties") with 339 units in two unrelated transactions during the three-month period ended March 31, 2002. The total selling price (including closing costs) of $13.6 million resulted in a $66 loss on sale of real estate.

     The following proforma information was prepared as if (i) the 2002 transactions related to the acquisition of the "2002 Acquired Communities" had occurred on January 1, 2001, (ii) the 2001 transactions related to the acquisition of ten apartment communities in nine separate transactions has occurred on January 1, 2001, (iii) the disposition of the "2002 Disposed Properties" had occurred on January 1, 2001, (iv) the 2001 transactions related to the disposition of 14 apartment communities in six separate transactions had occurred on January 1, 2001 and (v) the 2002 Series F Preferred Share offering and the two common equity offerings had occurred on January 1, 2001. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 2001, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the three-months ended March 31, 2002 and 2001, consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2001 to the acquisition date.

                                                              For the three-months ended
                                                                        March 31,
                                                               2002                 2001
                                                               ----                 ----

         Total revenues                                      $96,145              $92,338
         Net income                                           10,841                8,909
         Net income available to common shareholders           6,214                3,062

         Per common share data:
         Net income available to common shareholders
             Basic                                            $0.25                $0.14
             Diluted                                          $0.24                $0.14

         Weighted average numbers of shares outstanding:
             Basic                                        25,304,240           21,523,243
             Diluted                                      25,575,640           21,586,869

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8.   Derivative Financial Instruments

     The Company has four interest rate swaps that effectively convert variable rate debt to fixed rate debt. As of March 31, 2002, the aggregate fair value of the Company's interest rate swaps was $602 prior to the allocation of minority interest and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the three months ending March 31, 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.


9.   Disposition of Property and Discontinued Operations

     The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002.
     This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of an apartment community is now considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved which often corresponds with the actual closing date.

     Included in discontinued operations for the three-month period ended March 31, 2002 are six apartment community dispositions and two apartment communities (sold in April, 2002) that are considered held for sale as of March 31, 2002. The operations of these eight properties have been reflected on a comparative basis for the period ended March 31, 2001. For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are sold or classified as held for sale.

     On January 24, 2002, the Company sold the six apartment communities referred to above having 339 units in two unrelated transactions as part of its strategic disposition program. The total sales price of $13.6 million equates to $41 per unit.

     In April 2002, the Company sold two apartment communities with an aggregate of 352 units in two unrelated transactions as part of its strategic disposition program. The total sales price of $15 million equates to $43 per unit. The Company expects to record a gain on sale, net of minority interest of approximately $1.3 million in the second quarter of 2002. In addition, assets and liabilities for these apartment communities of approximately $13.2 million and $321, respectively, are included in the Consolidated Balance Sheet and relate primarily to real estate and general trade liabilities, respectively. Included in mortgage notes payables is approximately $2.3 million related to one of the properties. This mortgage was repaid with the proceeds of the sale. These apartment communities were previously classified in the Company's core segment.

     In addition, a $376 loss on disposition of property, before minority interest, was reported in the first quarter relating to additional expenses incurred in the first quarter of 2002 for a sale which closed in the fourth quarter of 2001. These costs represent a change in estimate from those accrued at the time of sale.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9.   Disposition   of   Property   and   Discontinued   Operations   (continued)
     ---------------------------------------------------------------

     The operating results of the components of discontinued operations are summarized as follows as of and for the three-month period ended March 31, 2002, and 2001.

                                                      2002                                           2001
                                    ------------------------------------------    -------------------------------------------

                                    Properties     Properties                     Properties      Properties
                                       sold        classified                        sold         classified
                                    during the       as held       Discontinued    during the      as held        Discontinued
                                       first        for sale       Operations        first        for sale       Operations
                                      quarter       March 31,      March 31,        quarter       March 31,       March 31,
                                       2002           2002            2002           2002            2002           2001
                                    ------------   ------------    -----------    ------------    -----------    ------------

Revenues:
   Rental Income
                                     $        160   $        622    $       782    $       633     $       638    $     1,271
   Property other income                       (6)            17             11             17              15             32
                                     ------------   ------------    -----------    ------------    -----------    ------------
Total Revenues                                154            639            793            650             653           1303

  Operating and Maintenance                   150            261            411            356             299            655
                                     ------------   ------------    -----------    ------------    -----------    ------------

Net Operating Income                            4            378            382            294             354            648

   Interest expense                            15             41             56             60              44            104
   Depreciation and amortization                3            164            167             86             153            239
                                     ------------   ------------    -----------    ------------    -----------    ------------

Income (loss) from discontinued
   operations before minority
   interest and loss on
   disposition of property                    (14)           173            159            148             157            305

Minority interest                              (5)            68             63             62              66            128
                                     ------------   ------------    -----------    ------------    -----------    ------------

Income  (loss)  from  discontinued
   operations    before    loss    on
   disposition of property                     (9)           105             96              86             91             177

Loss on  disposition  of property,
   net of minority interest                   (40)             -            (40)              -              -               -
                                     ------------   ------------    -----------    ------------    -----------    ------------

Income  (loss)  from  discontinued
   operations                        $        (49)  $        105    $        56    $         86    $        91    $        177
                                     ============   ============    ===========    ============    ===========    ============



10.  Contingency

     The Company has recently undergone a state tax audit. The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax years through March 31, 2002, the assessment would be approximately $2 million. The Company believes the assessment and the state's underlying position is not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The Company has been advised that it has meritorious positions for its previous tax filings. As a result, no amounts were accrued by the Company as of March 31, 2002.

                        HOME PROPERTIES OF NEW YORK, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

As of March 31, 2002, the Company had an unsecured line of credit from M & T Bank of $100 million with no outstanding balance. Borrowings under the line of credit bear interest at 1.25% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on September 1, 2002. The Company is evaluating alternatives to replace or extend the line of credit after September 1, 2002.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), proceeds from the sale of properties, long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of March 31, 2002, the Company owned 22 properties with 3,712 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $400 million of shares of common stock or other securities. The available balance on the shelf at March 31, 2002 is $144.4 million.

On September 30, 1999, the Company completed the sale of $50 million of Series B Preferred Stock in a private transaction with GE Capital. The Series B Preferred Stock carries an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, no-call provision. On February 4, 2002, one million of the Series B Preferred Shares were converted into 839,771 shares of common stock. The conversion had no effect on the reported results of operations.

In May and June, 2000, the Company completed the sale of $60 million of Series C Preferred Stock in a private transaction with affiliates of Prudential Real Estate Investors ("Prudential"), Teachers Insurance and Annuity Association of America ("Teachers"), affiliates of AEW Capital Management and Pacific Life Insurance Company. The Series C Preferred Stock carries an annual dividend rate equal to the greater of 8.75% or the actual dividend paid on the company's common shares into which the preferred shares can be converted. The stock has a conversion price of $30.25 per share and a five-year, no-call provision. As part of the Series C Preferred Stock transaction, the Company also issued 240,000 warrants to purchase common shares at a price of $30.25 per share, expiring in five years.

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

In December, 2000, the Company completed the sale of $30 million of Series E Preferred Stock in a private transaction, again with affiliates of Prudential and Teachers. The Series E Preferred Stock carries an annual dividend rate equal to the greater of 8.55% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a conversion price of $31.60 per share and a five-year, no-call provision. In addition, as part of the Series E Preferred Stock transaction, the Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share, expiring in five years.

In March, 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"), with a $25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million. The net proceeds are intended to fund future Company acquisitions, property upgrades, and to pay down Company borrowings. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends. Each Series F Preferred share will receive an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).

On February 28, 2002, the Company closed on two common equity offerings totaling 704,602 shares of the Company's common stock, at a weighted average price of $30.99 per share, resulting in net proceeds to the Company of $21.8 million.

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 2001, 520 apartment units in two separate transactions were acquired for a total cost of $33 million using UPREIT Units valued at approximately $19 million, with the balance paid in cash or assumed debt.

During 2001, $32 million of common stock was issued under the Company's DRIP. An additional $7.5 million has been raised through the DRIP program during the first three months of 2002.

The DRIP was amended, effective April 10, 2001, in order to reduce management's perceived dilution from issuing new shares at or below the underlying net asset value. The discount on reinvested dividends and optional cash purchases was reduced from 3% to 2%. The maximum monthly investment (without receiving approval from the Company) was reduced from $5 thousand to $1 thousand. As expected, these changes significantly reduced participation in the plan. Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP participants to provide for investments in excess of the $1 thousand maximum monthly investment. In connection with the announcement of the February, 2002 dividend, the Company announced such waivers will be considered beginning with the March 2002 optional cash purchase, as management believes the stock is trading at or above its estimate of net asset value. During the quarter, the Company granted 53 waivers for purchases aggregating a total of $3.9 million.

The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. On October 24, 2000, the Board approved a 1,000,000 share increase in management's authorization to buy back outstanding common stock. On May 1, 2001, the Board approved an additional 1,000,000-share increase in management's authorization to buy back the Company's outstanding common stock. During 2001, the Company repurchased 754,000 shares and 436,700 UPREIT Units at a cost of $20.6 million and $11.9 million, respectively. During the first quarter of 2002, no shares or UPREIT Units were repurchased by the Company. Authorization to repurchase 1,135,800 shares of common stock and UPREIT Units remains at March 31, 2002.

As of March 31, 2002, the weighted average rate of interest on mortgage debt is 7.22% and the weighted average maturity is approximately 9 years. Approximately 99.4% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Off-Balance Sheet Investments

The Company has investments in and advances to approximately 131 limited partnerships where the Company acts as the managing general partner. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement. To the extent that it is determined that the limited partners cannot absorb their share of the losses, if any, the general partner will record the limited partners share of such losses.

The Company has guaranteed the low income housing tax credits to the limited partners for a period of five years in 42 partnerships totaling approximately $48.5 million. Such guarantee requires the Company to operate the properties in compliance with Internal Revenue Code Section 42 for 15 years. In addition, acting as the general partner in certain partnerships, the Company is obligated to advance funds to meet partnership operating deficits. However, such funding requirements cease after a five-year period. Should operating deficits continue to occur, the Company would determine on an individual partnership basis if it is in the best interest of the Company to continue to fund these deficits.

These partnerships are funded with non-recourse financing. The Company's proportionate share of non-recourse financing was $6.8 million at March 31, 2002. The Company has guaranteed a total of $575 of debt associated with two of these partnerships. In addition, the Company, including the Management
Companies, has provided loans and advances to certain of the partnerships aggregating $22.4 million at March 31, 2002. The Company assesses the financial status and cash flow of each of the partnerships at each balance sheet date in order to assess recoverability of its investment in and advances to these affiliates.

The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on the guarantees described above.

Acquisitions and Dispositions

During the first quarter of 2002, the Company acquired six communities with a total of 1,031 apartment units in Long Island and Philadelphia. Total consideration was $100.3 million, including closing costs, or an average of $96 per unit. The weighted average expected first year cap rate for acquisitions closed in the first quarter of 2002 is 8.6%.

Also during the first quarter of 2002, the Company sold six communities with a total of 339 apartment units in Eastern Pennsylvania and Baltimore, Maryland for total consideration of $13.6 million, or an average of $41 per unit. A loss on sale of $66 (before minority interest) was reported in the first quarter from this transaction and is reflected in discontinued operations. In addition, a $376 loss on disposition of property (before minority interest) was reported in the first quarter relating to additional expenses incurred in the first quarter of 2002 for a sale which closed in the fourth quarter of 2001. These costs represent a change in estimate from those accrued at the time of sale.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its mortgage notes payable and its borrowings under the line of credit. The Company's mortgage notes payable and line of credit outstanding at March 31, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                           March 31,       December 31,
                                                                2002               2001
                                                          ----------        -----------

Fixed rate mortgage notes payable                         $1,054,013           $954,203
Variable rate mortgage notes payable                           6,155              6,155
                                                          ----------        -----------
Total mortgage notes payable                               1,060,168            960,358
Variable rate line of credit facility                              -             32,500
                                                          ----------        -----------
Total mortgage notes payable and line of credit facility  $1,060,168           $992,858
                                                          ==========        ===========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from August, 2002 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 3.50% and 3.27% at March 31, 2002 and December 31, 2001, respectively. The weighted average interest rate of the Company's fixed rate notes was 7.25% and 7.27% at March 31, 2002 and December 31, 2001, respectively.

The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors.

As discussed in the section entitled "Off-Balance Sheet Investments," the Company has the following guarantees or commitments relating to its equity method partnership investments: a) guarantee for a total of $575 of debt associated with two of partnerships, b) guarantee of the low income housing tax credits to the limited partners for a period of five years in 42 partnerships totaling approximately $48.5 million, and c) the Company is obligated to advance funds to meet partnership operating deficits for a five year period for certain partnerships. The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on these guarantees.

Results of Operations

Comparison of three months ended March 31, 2002 to the same period in 2001

The Company had 133 apartment communities with 35,848 units which were owned during the three month periods being presented (the "Core Properties"). The Company has acquired an additional 16 apartment communities with 3,851 units during 2001 and 2002 (the "Acquired Communities"). In addition, the Company also disposed of 20 properties with a total of 3,194 units during 2001 and 2002. These dispositions, less the six property dispositions that occurred during 2002, classified as discontinued operations, are herein referred to as the Disposed Communities. The inclusion of these Acquired Communities, net of Disposed Communities, generally accounted for the significant changes in operating results for the three months ended March 31, 2002.

A summary of the Core Properties net operating income is as follows (in thousands):

                                              Three Months
                                     ---------------------------
                                      2002      2001       % Chg
                                      ----      ----       -----
        Rent                         $80,416   $77,052      4.4%
        Property other income          2,952     2,788      5.9%
                                     -------   -------    ------
             Total income             83,368    79,840      4.4%
        Operating and Maintenance    (38,914)  (39,134)    (0.6%)
                                     -------   -------    -------
             Net operating income    $44,454   $40,706      9.2%
                                     =======   =======    ======

Of the $6,646 increase in rental income, $3,282 is attributable to the Acquired Communities, net of Disposed Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 8.1% in weighted average rental rates, offset by a decrease in occupancy from 94.2% to 90.9%.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, net profits from corporate apartments, cable revenue, pet charges, miscellaneous charges to residents and equity in earnings of the general partnership interests decreased by $334. Of this decrease $180 is attributable to the Disposed Communities and $588 is attributable to a decrease in earnings from the general partnership interests. These decreases were offset by increases attributable to the Acquired Communities of $270 and $164, representing a 5.9% increase for the Core Properties.

Interest and dividend income decreased $805 due to decreased levels of financing to affiliates.

Of  the  $111  decrease  in  operating  and  maintenance  expenses,   $3,372  is
attributable to the Disposed Communities offset by an increase of $3,481 attributable to Acquired Communities. The balance, a $220 decrease, is attributable to the Core Properties and is primarily due to a reduction in natural gas utility expenses and snow removal costs.

General and administrative expense increased in 2002 by $767, or 33%. General and administrative expenses as a percentage of total revenues were 3.4% for 2002 as compared to 2.7% for 2001. The increase can be attributed to increased acquisition related expenses as well as incentive compensation costs. During 2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance.

Effective January 1, 2002, management revised its estimates for certain depreciable lives of real estate and related assets. Certain buildings had been previously depreciated over useful lives ranging from 30-40 years. All buildings have been changed to conform to a useful life of 40 years. In addition, apartment upgrades had previously been depreciated using a life of ten years. Management believes a more appropriate useful life is 20 years based on the nature of the expenditures and is consistent with prevailing industry practice. This change reduced the depreciation expense for the current quarter by $2.6 million. The Company expects this change in useful lives to increase net income by approximately $10.3 million in 2002 over 2001. Depreciation and amortization expense increased $245 due to the depreciation on the 2001 Acquisition Communities, the 2000 Acquisition Communities, and the additions to the 2001 Core Properties. This increase is net of the effect of the change in accounting estimate above.

The Company reported a $376 loss on disposition of property in the first quarter relating to additional expenses incurred in the first quarter of 2002 for a sale which closed in the fourth quarter of 2001. These costs represent a change in estimate from those accrued at the time of sale.

Minority interest increased $913 due to the increase in income allocated to the OP Unitholders, which is attributable to the 2001 Acquisition Communities offset by the loss on disposition of property.

The Company adopted the provisions of Statement of Financial Accounting Standard No. 144 (SFAS), "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of an apartment community is now considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved which often corresponds with the actual closing date.

Included in discontinued operations for the three-month period ended March 31, 2002 are six apartment community dispositions and two apartment communities that are considered held for sale as of March 31, 2002. The operations of these eight properties have been reflected on a comparative basis for the period ended March 31, 2001.

Funds From Operations

Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO is generally defined as net income (loss) before gains (losses) from the sale of property and business and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Cash provided by operating activities was $29,316 and $27,156 for the three-month period ended March 31, 2002 and 2001, respectively. Cash used in investing activities was $58,391 and $26,949 for the three-month period ended March 31, 2002 and 2001, respectively. Cash provided by and used in financing activities was $79,087 and $6,862 for the three-month period ended March 31, 2002 and 2001, respectively. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the three-months ended March 31, 2002 and 2001 are presented below (in thousands): March 31 March 31 2002 2001

Net income available to common shareholders                     $6,143       $4,335
Convertible preferred dividends                                  3,277        4,497
Minority interest                                                3,917        3,004
Minority interest - income from discontinued operations             63          128
Depreciation from real property                                 14,995       14,885
Depreciation from real property from unconsolidated entities       372          104
Loss on disposition of property                                    376            -
Loss on disposition of discontinued operations                      40            -
                                                               -------      -------
FFO                                                            $29,183      $26,953
                                                               =======      =======
Weighted average common shares/units outstanding:
     - Basic                                                   40,825.5     37,581.0
                                                               ========     ========
     - Diluted                                                 42,347.2     39,311.4
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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession; and the tragic events of September 11, 2001 accelerated certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage, short-term interest rates, and a temporary reduction in occupancy. The Company believes, however, that these tragic events did not have a material effect on the Company's portfolio, given our property type and the geographic regions in which we are located. We will continue to review our business strategy and do not anticipate any changes in strategy or material effects in financial performance.

Declaration of Dividend

On May 7, 2002, the Board of Directors approved a dividend of $.60 per share for the period from January 1, 2002 to March 31, 2002. This is the equivalent of an annual distribution of $2.40 per share. The dividend is payable May 30, 2002 to shareholders of record on May 20, 2002.

On May 8, 2002, the Board of Directors approved the initial dividend of $0.04375 per share on its Series F Cumulative Redeemable Preferred Stock, payable on May 31, 2002, to shareholders of record on May 20, 2002. This dividend represents payment for the seven-day period from the March 25, 2002 original issue date through March 31, 2002 and is equivalent to an annualized rate of $2.25 per share.

Subsequent Events

On April 4, 2002, the Company acquired 514 units in three communities located on Long Island in New York. The total purchase price of $47 million, including closing costs, was funded by assuming $18 million of debt and $29 million of cash on hand.

During April 2002, the Company sold two apartment communities with an aggregate of 352 units in two unrelated transactions. The total sales price of $15 million equated to $43 per unit. Total gain on sale of this transaction is expected to be approximately $2 million.

Contingency

The Company has recently undergone a state tax audit. The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax years through March 31, 2002, the assessment would be approximately $2 million. The Company believes the assessment and the state's underlying position is not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The Company has been advised that it has meritorious positions for its previous tax filings. As a result, no amounts were accrued by the Company as of March 31, 2002.

New Accounting Standard

In April 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 145 -- "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

                        HOME PROPERTIES OF NEW YORK, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At March 31, 2002 and December 31, 2001, approximately 99% and 96%, respectively, of the Company's debt bore interest at fixed rates with a weighted average maturity of approximately 9 and 10 years, respectively, and a weighted average interest rate of approximately 7.25% and 7.27%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 5 and 1 years, respectively, and a weighted average interest rate of 3.50% and 3.27%, respectively, at March 31, 2002 and December 31, 2001. The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At March 31, 2002 and December 31, 2001, the interest rate risk on $35 million of such variable rate debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $35 million in variable rate mortgages to fixed rates of 5.91%, 7.66%, 8.22% and 8.40%.

At March 31, 2002 and December 31, 2001, the fair value of the Company's fixed rate debt, including the $35 million which was swapped to a fixed rate, amounted to a liability of $1,035 million and $958 million compared to its carrying amount of $1,060 million and $960 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at March 31, 2002 would have changed the fair value of the Company's fixed rate debt to a liability of $1,095 million.

The Company intends to continuously monitor and actively manage interest costs on its debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2002, the Company had no other material exposure to market risk.

                           PART II - OTHER INFORMATION

                        HOME PROPERTIES OF NEW YORK, INC.

Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:

          - Form 8-K was filed on February 11, 2002, date of report February 8, 2002, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing its results for the fourth quarter of 2001 and the fourth quarter 2001 investor conference call.

          - Form 8-K was filed on February 28, 2002, date of report February 25, 2002 with respect to Items 5 and 7 disclosures regarding the Underwriting Agreement between the Registrant, Home Properties of NY, LP (the Operating Partnership) and Salomon Smith Barney Inc., the Placement Agency Agreement between the Registrant, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Inc. and the Purchase Agreement between the Registrant and Cohen & Steers Quality Income Fund, Inc.

          - Form 8-K was filed on March 22, 2002, date of report March 18, 2002 with respect to Items 5 and 7 disclosures regarding the Registrant's Series F Cumulative Redeemable Preferred Stock offering.

          - Form 8-K was filed on May 7, 2002, date of report May 3, 2002, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing its results for the first quarter of 2002 and the first quarter 2002 investor conference call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     HOME PROPERTIES OF NEW YORK, INC.
                     ---------------------------------
                     (Registrant)


                     Date:             May 15, 2002
                              --------------------------------------------

                     By:               /s/ David P. Gardner
                              --------------------------------------------
                              David P. Gardner
                              Senior Vice President and
                              Chief Financial Officer


                     Date:             May 15, 2002
                              --------------------------------------------

                     By:               /s/ David P. Gardner
                              --------------------------------------------
                              David P. Gardner
                              Senior Vice President and
                              Chief Financial Officer