Form 10-Q
period 2002-06-30
HOME PROPERTIES OF NEW YORK INC
filed 2002-08-14
CIK 923118


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        (Mark One)

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 (585) 546-4900
              (Registrant's telephone number, including area code)

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

                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class of Common Stock                        Outstanding at July 31, 2002
    ---------------------                         ----------------------------
      $.01 par value                                      26,256,205







                        HOME PROPERTIES OF NEW YORK, INC.

                                TABLE OF CONTENTS


                                                                           PAGE

        PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets -
                 June 30, 2002 (Unaudited) and December 31, 2001              3

             Consolidated Statements of Operations (Unaudited) -
                  Six months ended June 30, 2002 and 2001                     4

             Consolidated Statements of Operations (Unaudited) -
                 Three months ended June 30, 2002 and 2001                    5

             Consolidated Statements of Comprehensive Income (Unaudited) -
                 Six months ended June 30, 2002 and 2001                      6

             Consolidated Statements of Comprehensive Income (Unaudited) -
                 Three months ended June 30, 2002 and 2001                    7

             Consolidated Statements of Cash Flows (Unaudited) -
                 Six months ended June 30, 2002 and 2001                      8

             Notes to Consolidated Financial Statements (Unaudited)        9-17

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          18-28

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk      29

   PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                30

             Signatures                                                      31




                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        HOME PROPERTIES OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002               2001
                                                                                       ----               ----
                                                                                    (Unaudited)         (Note 1)
ASSETS
Real estate:
  Land                                                                             $   350,844        $   287,473
  Buildings, improvements and equipment                                              2,029,406          1,847,605
                                                                                     ---------        -----------
                                                                                     2,380,250          2,135,078
  Less:  accumulated depreciation                                                  (   225,029)       (   201,564)
                                                                                   ------------       ------------
         Real estate, net                                                            2,155,221          1,933,514

Cash and cash equivalents                                                               12,739             10,719
Cash in escrows                                                                         48,075             39,230
Accounts receivable                                                                      9,304              8,423
Prepaid expenses                                                                        11,048             17,640
Investment in and advances to affiliates                                                36,934             42,870
Deferred charges                                                                         6,740              5,279
Other assets                                                                             6,664              6,114
                                                                                 --------------     --------------
         Total assets                                                               $2,286,725         $2,063,789
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $1,105,041        $   960,358
Line of credit                                                                          58,000             32,500
Accounts payable                                                                        19,570             21,838
Accrued interest payable                                                                 6,102              5,782
Accrued expenses and other liabilities                                                  12,019             13,180
Security deposits                                                                       22,406             18,948
                                                                                  ------------       ------------

         Total liabilities                                                           1,223,138          1,052,606
                                                                                    ----------         ----------

Commitments and contingencies
Minority interest                                                                      338,381            341,854
                                                                                   -----------       ------------

8.36% Series B convertible cumulative preferred stock, liquidation preference of
   $25.00 per share; no shares and 2,000,000 shares issued and outstanding
   at June 30, 2002 and December 31, 2001, respectively, net of issuance costs                   -         48,733
                                                                                 -----------------  -------------
Stockholders' equity:
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares
     authorized; 1,150,000 shares issued and outstanding                               114,000            114,000
   Cumulative  redeemable  preferred  stock,  $.01 par value;  2,400,000 shares issued and  outstanding  at June 30, 2002. No shares issued or outstanding
     at December 31, 2001                                                               60,000                  -
   Common stock, $.01 par value;  80,000,000 shares authorized;  26,208,927 and
     24,010,855  shares  issued and  outstanding  at June 30, 2002 and December
     31, 2001, respectively                                                                262                240
   Excess  stock,  $.01 par  value;  10,000,000  shares  authorized;  no shares
     issued or outstanding                                                                   -                  -
   Additional paid-in capital                                                          623,473            572,273
   Accumulated other comprehensive income                                                 (620)              (532)
   Distributions in excess of accumulated earnings                                     (66,228)           (57,768)
   Officer and director notes for stock purchases                                       (5,681)            (7,617)
                                                                                 ---------------    ---------------
         Total stockholders' equity                                                    725,206            620,596
                                                                                  ------------       ------------
         Total liabilities and stockholders' equity                                 $2,286,725         $2,063,789
                                                                                    ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.




                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002              2001
                                                                                       ----              ----
Revenues:

  Rental income                                                                      $  182,949        $ 165,571
  Property other income                                                                   6,146            6,160
  Interest and dividend income                                                              795            2,017
  Other income                                                                              581              926
                                                                                  -------------    -------------

Total revenues                                                                          190,471          174,674
                                                                                     ----------       ----------

Expenses:

  Operating and maintenance                                                              81,653           78,117
  General and administrative                                                              5,921            4,968
  Interest                                                                               37,042           31,491
  Depreciation and amortization                                                          31,672           30,454
                                                                                    -----------      -----------

Total expenses                                                                          156,288          145,030
                                                                                     ----------       ----------

Income before gain (loss) on disposition of property, minority interest and
discontinued operations                                                                  34,183           29,644
Gain (loss) on disposition of property                                                     (402)          13,648
                                                                                  --------------     -----------
Income before minority interest and discontinued operations                              33,781           43,292
Minority interest                                                                         8,299           14,368
                                                                                   ------------      -----------
Income before discontinued operations                                                    25,482           28,924
Discontinued operations
   Income from operations, net of $266 in 2002 and $379 in 2001,
   allocated to minority interest                                                           424              526
   Gain on disposition of property, net of $1,672 allocated to minority
   interest                                                                               2,664                -
                                                                                   ------------    -------------

Net income                                                                               28,570           29,450
Preferred dividends                                                                      (7,234)          (8,994)
Premium on Series B preferred stock repurchase                                           (5,025)               -
                                                                                    ------------   -------------

Net income available to common shareholders                                           $  16,311       $   20,456
                                                                                      =========       ==========

Per share data:

     Basic earnings per share data:
         Income before discontinued operations                                             $.52             $.92
         Discontinued operations                                                            .12              .02
                                                                                          -----            -----
     Net income available to common shareholders                                           $.64             $.94
                                                                                           ====             ====

     Diluted earnings per share data:
         Income before discontinued operations                                             $.51             $.92
         Discontinued operations                                                            .12              .02
                                                                                          -----            -----
     Net income available to common shareholders                                           $.63             $.94
                                                                                           ====             ====

  Weighted average number of shares outstanding
         - Basic                                                                     25,451,169       21,796,234
                                                                                     ==========       ==========
         - Diluted                                                                   25,773,934       21,868,273
                                                                                     ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.




                                         HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002              2001
                                                                                       ----              ----
Revenues:

  Rental income                                                                     $    94,352      $    83,588
  Property other income                                                                   3,566            3,242
  Interest and dividend income                                                              422              839
  Other income                                                                              293              616
                                                                                  --------------   --------------

Total revenues                                                                           98,633           88,285
                                                                                   ------------     ------------

Expenses:

  Operating and maintenance                                                              39,451           35,834
  General and administrative                                                              2,822            2,636
  Interest                                                                               18,973           15,961
  Depreciation and amortization                                                          16,727           15,790
                                                                                   ------------     ------------

Total expenses                                                                           77,973           70,221
                                                                                   ------------     ------------

Income before gain (loss) on disposition of property, minority interest and
discontinued operations                                                                  20,660           18,064
Gain (loss) on disposition of property                                                                    13,648
                                                                                  ------------      ------------
                                                                                            (26)
Income before minority interest and discontinued operations                              20,634           31,712
Minority interest                                                                         4,466           11,397
                                                                                  -------------     ------------
Income before discontinued operations                                                    16,168           20,315
Discontinued operations
   Income from operations, net of $111 in 2002 and $218 in 2001,
   allocated to minority interest                                                           181              303
   Gain on disposition of property, net of $1,672 allocated to minority
   interest                                                                               2,729                -
                                                                                  -------------    ----------------

Net income                                                                               19,078           20,618
Preferred dividends                                                                      (3,852)          (4,497)
Premium on Series B preferred stock repurchase                                           (5,025)               -
                                                                                   -------------   ----------------

Net income available to common shareholders                                          $   10,201       $   16,121
                                                                                     ==========       ==========

Per share data:

     Basic earnings per share data:
         Income before discontinued operations                                             $.28             $.73
         Discontinued operations                                                            .11              .01
                                                                                          -----            -----
     Net income available to common shareholders                                           $.39             $.74
                                                                                           ====             ====

     Diluted earnings per share data:
         Income before discontinued operations                                             $.28             $.70
         Discontinued operations                                                            .11              .01
                                                                                          -----            -----
     Net income available to common shareholders                                           $.39             $.71
                                                                                           ====             ====

  Weighted average number of shares outstanding
         - Basic                                                                     26,053,314       21,774,074
                                                                                     ==========       ==========
         - Diluted                                                                   26,449,554       28,979,900
                                                                                     ==========       ==========

              The accompanying notes are an integral part of these consolidated financial statements.
                                         HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                             (UNAUDITED, IN THOUSANDS)

                                                                                               2002          2001
                                                                                               ----          ----
Net income                                                                                   $28,570       $29,450
Other comprehensive income:
   Cumulative effect of accounting change                                                          -          (339)
   Change in fair value of hedge instruments                                                     (88)          (48)
                                                                                           ----------  ------------
   Other comprehensive loss, net of minority interest                                            (88)         (387)
                                                                                           ----------   -----------

Comprehensive income                                                                         $28,482       $29,063
                                                                                             =======       =======

The accompanying notes are an integral part of these consolidated financial statements.









                                         HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                             (UNAUDITED, IN THOUSANDS)

                                                                                             2002          2001
                                                                                             ----          ----
Net income                                                                                   $19,078       $20,618
Other comprehensive income:
         Change in fair value of hedge instruments                                              (281)           64
                                                                                           ----------  -----------
         Other comprehensive (loss) income, net of minority interest                            (281)           64
                                                                                           ----------  -----------

Comprehensive income                                                                         $18,797       $20,682
                                                                                             =======       =======

The accompanying notes are an integral part of these consolidated financial statements.






                                         HOME PROPERTIES OF NEW YORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                             (UNAUDITED, IN THOUSANDS)
                                                                                   2002           2001
                                                                                   ----           ----
Cash flows from operating activities:
   Net income                                                                    $  28,570      $  29,450
                                                                                 ---------      ---------
   Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
     Equity in income of affiliates                                                    503             48
     Income allocated to minority interest                                          10,237         14,747
     Depreciation and amortization                                                  32,465         31,518
     Gain on disposition of property                                                (3,934)       (13,648)
     Changes in assets and liabilities:
       Other assets                                                                  5,092          9,269
       Accounts payable and accrued liabilities                                        215         (1,958)
                                                                               -----------     -----------
   Total adjustments                                                                44,578         39,976
                                                                                 ---------      ---------
   Net cash provided by operating activities                                        73,148         69,426
                                                                                 ---------      ---------
Cash flows from investing activities:
   Purchase of properties, net of mortgage notes assumed and UPREIT    Units
   issued                                                                         (166,865)       (42,757)
   Additions to properties                                                         (53,087)       (53,821)
   Proceeds from sale of properties                                                 40,173         38,195
   Advances to affiliates                                                           (4,621)        (7,120)
   Payments on advances to affiliates                                               10,055          8,775
                                                                                 ---------     ----------
   Net cash used in investing activities                                          (174,345)       (56,728)
                                                                                  ---------     ----------
Cash flows from financing activities:
   Proceeds from sale of preferred stock, net of issuance costs of $1,902           58,098              -
   Proceeds from sale of common stock, net of issuance costs of $1,484
in 2002 and $81 in 2001                                                             39,292         26,725
   Repurchase of Series B preferred stock                                          (29,392)             -
   Purchase of treasury stock                                                            -        (20,621)
   Purchase of UPREIT Units                                                              -        (11,899)
   Proceeds from mortgage notes payable                                            104,330         65,636
   Payments on mortgage notes payable                                              (29,554)       (44,811)
   Proceeds from line of credit                                                     78,000         32,000
   Payments on line of credit                                                      (52,500)             -
   Payments of deferred loan costs                                                  (1,949)          (486)
   Additions to cash escrows, net                                                   (8,845)       (13,700)
   Repayment of officer loans                                                        1,963              -
   Dividends and distributions paid                                                (56,226)       (51,674)
                                                                                 ----------     ----------
   Net cash provided by (used in) financing activities                             103,217        (18,830)
                                                                                  --------      ----------
Net increase (decrease) in cash                                                      2,020         (6,132)
Cash and cash equivalents:
   Beginning of period                                                              10,719         10,449
                                                                                 ---------      ---------
   End of period                                                                  $ 12,739      $   4,317
                                                                                  ========      =========
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions                      $ 69,907       $ 30,250
Conversion of preferred to common stock                                             24,367              -
Exchange of UPREIT Units/partnership interest for common shares                      1,025            816
Fair value of hedge instruments                                                      1,054            666
Issuance of UPREIT Units associated with property and other acquisitions                 -         19,112
Notes issued in exchange for officer and director stock purchases                        -          1,965
Increase in real estate associated with the purchase of minority interest
UPREIT Units                                                                             -          1,666
Transfer of notes  receivable due from  affiliates in exchange for additional
   equity in affiliates                                                                  -         23,699

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

2.       Organization and Basis of Presentation

         Organization
         The  Company  is  engaged  primarily  in  the  ownership,   management,
         acquisition,  rehabilitation  and development of residential  apartment communities in the  Northeastern,  Mid-Atlantic  and Midwestern  United
         States.  As of June  30,  2002,  the  Company  operated  290  apartment communities  with 50,537  apartments.  Of this total, the Company owned
         145  communities  consisting of 40,408  apartments,  managed as general
         partner  8,061  apartments,   and  fee  managed  2,068  apartments  for
         affiliates and third parties.  The Company also fee manages 2.2 million square feet of office and retail properties.

         Basis of Presentation
         The accompanying consolidated financial statements include the accounts of the  Company  and its  62.2%  (57.7% at June 30,  2001)  partnership
         interest  in  the  Operating   Partnership.   Such  interest  has  been
         calculated as the  percentage of  outstanding  common shares divided by the total  outstanding  common shares and Operating  Partnership  Units outstanding.  The remaining 37.8% (42.3% at June 30, 2001) is reflected as Minority Interest in these consolidated  financial  statements.  For financing purposes,  the Company has formed a limited liability company
         (the  "LLC") and a  partnership  (the  "Financing  Partnership")  which beneficially own certain apartment  communities  encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The
         Financing  Partnership is owned 99.9% by the Operating  Partnership and
         .1% by Home Properties  Trust, a wholly owned qualified REIT subsidiary
         ("QRS") of the Company.  Investments  in entities where the Company has the ability to exercise  significant  influence  over but does not have financial  and  operating  control are  accounted  for using the equity method.  All significant  intercompany  balances and transactions  have been eliminated in these consolidated financial statements.

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




                                         HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.       Organization and Basis of Presentation (continued)

         Effective January 1, 2002, the estimated useful life of all buildings has been extended to 40 years and the estimated useful life of apartment improvements has been changed from 10 years to 20 years.
         Certain buildings had previously been depreciated over useful lives ranging from 30 to 40 years. As a result of the change, income before discontinued operations for the three and six-month periods ended June
         30, 2002 increased approximately $1.6 and $3.2 million, respectively or $.06 and $.13 per diluted share, respectively. The Company believes the change reflects more appropriate remaining useful lives of the assets based upon the nature of the expenditures and is consistent with prevailing industry practice.

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

         In June 2002,  the FASB  issued  SFAS No. 146 -  "Accounting  for Costs
         Associated with Exit or Disposal Activities." This Statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The company's commitment to a plan, by itself does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit and disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.


3.       Earnings Per Common Share

         Basic earnings per share ("EPS") is computed as net income available to common  shareholders  divided by the weighted  average number of common shares  outstanding for the period.  Diluted EPS reflects the potential
         dilution  that  could  occur  from  common  shares   issuable   through
         stock-based  compensation  including  stock  options,  warrants and the conversion of any cumulative  convertible preferred stock. The exchange of an Operating  Partnership  Unit for common stock will have no effect on  diluted  EPS as  Unitholders  and  stockholders  effectively  share equally  in the net  income of the  Operating  Partnership.  Net income available  to  common  shareholders  is the same for both the basic and diluted  calculation for the six and three-month periods ended June 30,
         2002 and the six-month period ended June 30, 2001. Net income available to common  shareholders  has been  adjusted  to reflect  the  dividends related to the convertible  preferred stock that is considered dilutive for the three-month period ended June 30, 2001.






                                             HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.       Earnings Per Common Share (continued)

         The reconciliation of the basic weighted average shares outstanding and
         diluted   weighted   average  shares   outstanding   for  the  six  and
         three-months ended June 30, 2002 and 2001 is as follows:


                                                                     Six Months                   Three Months
                                                                     ----------                   ------------
                                                                2002           2001            2002           2001
                                                                ----           ----            ----           ----
          Basic weighted average number of shares
           Outstanding                                         25,451,169     21,796,234      26,053,314     21,774,074
          Effect of dilutive stock options                        322,765         72,039         396,240         93,445
          Effect of convertible cumulative
                                                                          ---
            preferred stock                                                                                   7,112,381
                                                            -------------- ------------------------------     ---------
                                                                        -              -               -
                                                                        -              -  --           -
          Diluted weighted average number
            of shares outstanding                              25,773,934     21,868,273      26,499,554     28,979,900
                                                               ==========     ==========      ==========     ==========



         Unexercised  stock  options and warrants to purchase  2,401,648  shares
         (net of 63,000 anti-dilutive shares) of the Company's common stock are dilutive and included in diluted weighted average number of shares outstanding as of June 30, 2002. Unexercised stock options and warrants to purchase 1,173,960 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the six and three-months periods ended June 30
         2001. For the six and three-months periods ended June 30, 2002 (as applicable and on a weighted average basis), the 1,945,580 and 1,448,343, respectively, of the Series B, C, D and E Convertible
         Cumulative Preferred Stock (4,444,277 and 4,274,497 common stock equivalents, respectively) have an antidilutive effect and are not included in the computation of diluted EPS. In addition, for the six month period ended June 30, 2001, the 4,816,667 shares of the Series A, B, C, D, and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as-converted basis have an antidilutive effect and are not included in the computation of diluted EPS.

4.       Preferred Stock and Stockholders' Equity

         On May 24, 2002, the Company repurchased the 1.0 million shares outstanding of its Series B Convertible Cumulative Preferred Stock at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted). The Company repurchased the shares for $29,392, equal to the $35.00 common stock trading price when the transaction was consummated. A premium of $5,025 was incurred on the repurchase and has been reflected as a charge to net income available to common shareholders in the consolidated statement of operations.

         On February 4, 2002, 1.0 million of the Series B Convertible Cumulative
         Preferred  Shares were  converted  into 839,771 shares of common stock.
         The conversion had no effect on the reported results of operations.

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






                                         HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.       Preferred Stock and Stockholders' Equity (continued)

         On March 18, 2002,  the Company  issued  2,400,000  shares of its 9.00%
         Series F Cumulative  Redeemable  Preferred  Stock  ("Series F Preferred
         Shares"), with a $25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million. The net proceeds were used to fund the Series B preferred stock repurchase, property acquisitions, and property upgrades. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends. Each Series F Preferred share will receive an annual dividend equal to 9.00% of the liquidation preference per share
         (equivalent to a fixed annual amount of $2.25 per share).

5.       Other Income

         Other income for the six and three-months  ended June 30, 2002 and 2001 is summarized as follows:
                                                                   Six Months                   Three Months
                                                                   ----------                   ------------
                                                              2002           2001           2002           2001
                                                              ----           ----           ----           ----
          Management fees                                     $969           $983           $473           $508
          Other                                                115             (9)            62              -
          Management Companies                                (503)           (48)          (242)           108
                                                               -----           ----          -----          ----
                                                              $581           $926           $293           $616
                                                              ====           ====           ====           ====


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

         The Company's share of income from the Management Companies for the six and three months ended June 30, 2002 and 2001 is summarized as follows:


                                                                    Six Months                  Three Months
                                                                    ----------                  ------------
                                                                2002           2001          2002          2001
                                                                ----           ----          ----          ----
          Management fees                                      $1,417         $1,692          $751          $868
          Interest income                                         377            758           187           480
          Miscellaneous                                            33             13            16            12
          General and administrative                           (1,742)        (1,396)         (925)         (739)
          Interest expense                                       (386)          (839)         (173)         (382)
          Other expense                                          (199)          (284)         (100)         (130)
                                                               -------         ------       -------        ------
          Net (loss) income                                     ($500)          ($56)        ($244)         $109
                                                                ------         ------        ------         ----
          Company's share                                       ($503)          ($48)        ($242)         $108
                                                                ======         ======        ======         ====








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


6.       Segment Reporting

         The Company is engaged in the ownership  and  management of market rate
         apartment  communities.   Each  apartment  community  is  considered  a
         separate operating segment. Each segment on a stand-alone basis is less than 10% of the  revenues,  profit or loss,  and assets of the combined reported operating segments.  The operating segments are aggregated and segregated as Core and Non-core properties.

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

         The Company assesses and measures segment  operating results based on a performance measure referred to as Funds from Operations  ("FFO").  FFO is generally  defined as net income (loss),  before gains (losses) from
         the  sale  of   property,   extraordinary   items,   plus  real  estate
         depreciation including adjustments for unconsolidated  partnerships and joint ventures.  This presentation excludes the dividends on the Series
         F Preferred  Stock and assumes the conversion of dilutive  common stock equivalents and convertible preferred stock. FFO for both the three and six-month  periods  ended June 30, 2002 adjusts for the add back of the premium  on the  Series  B  preferred  stock  repurchase.  FFO is not a measure of operating results or cash flows from operating activities as measured by  generally  accepted  accounting  principles  and it is not indicative  of cash  available  to fund cash  needs and  should  not be considered an alternative to cash flows as a measure of liquidity.  All
         REITs may not be using the same  definition  for FFO.  During 2002, the
         Company  reclassified  certain property related operating expenses from
         General and  Administrative  to Operating and  Maintenance  which would impact the segment  contribution of FFO. This  reclassification is also reflected in the 2001 presentation.






                                             HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.       Segment Reporting (continued)

         The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the six and three-month periods ended June 30, 2002, and 2001.


                                                                        Six Months                  Three Months
                                                                        ----------                  ------------
                                                                    2002          2001          2002           2001
                                                                    ----          ----          ----           ----
         Revenues
         Apartments owned
           Core properties                                           $167,507     $160,426      $ 84,699       $ 81,109
           Non-core properties                                         21,588       11,305        13,219          5,721
         Reconciling items                                              1,376        2,943           715          1,455
                                                                  -----------  -----------   -----------     ----------
         Total Revenue                                               $190,471     $174,674      $ 98,633       $ 88,285
                                                                     ========     ========      ========       ========
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                          $  94,098    $  87,631      $ 49,932       $ 47,148
           Non-core properties                                         13,344        5,983         8,535          3,848
         Reconciling items                                              1,376        2,943           715          1,455
                                                                  -----------  -----------   -----------     ----------
         Segment contribution to FFO                                 $108,818    $  96,557      $ 59,182       $ 52,451
         General & administrative expenses                             (5,921)      (4,968)       (2,822)        (2,636)
         Interest expense                                             (37,042)     (31,491)      (18,973)       (15,961)
         Depreciation of unconsolidated affiliates                        437          203            65             99
         Non-real estate depreciation/amortization                       (403)        (311)         (190)          (161)
         Redeemable preferred dividend                                 (1,455)           -        (1,350)             -
         Income from discontinued operations before minority
         interest,  depreciation  and  gain on  disposition  of
         property                                                       1,027        1,661           366            906
                                                                     --------     --------     ---------      ---------
         Funds from Operations                                         65,461       61,651        36,278         34,698
         Depreciation - apartments owned                              (31,606)     (30,899)      (16,611)       (16,014)
         Depreciation of unconsolidated affiliates                       (437)        (203)          (65)           (99)
         Redeemable preferred dividend                                  1,455            -         1,350              -
         Gain (loss) on disposition of properties                        (402)      13,648           (26)        13,648
         Income from discontinued operations before minority                 )
         interest and gain on disposition of property                    (690         (905)         (292)          (521)
         Minority interest                                             (8,299)     (14,368)       (4,466)       (11,397)
                                                                     ---------     --------      --------       --------
         Income before discontinued operations                      $  25,482    $  28,924     $  16,168      $  20,315
                                                                    =========    =========     =========      =========


         Assets - As of June 30, 2002 and December 31, 2001 Apartments owned:
           - Core                                                                             $1,692,838      $1,712,745
           - Non-core                                                                            462,383         220,769
         Reconciling items                                                                       131,504         130,275
                                                                                            ------------    ------------
         Total Assets                                                                         $2,286,725      $2,063,789
                                                                                              ==========      ==========






                                         HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.       Pro Forma Condensed Financial Information

         The Company  acquired  twelve  apartment  communities  ("2002  Acquired
         Communities")  with  2,384  units  in  four  transactions   during  the
         six-month  period  ended  June  30,  2002.  The  total  purchase  price
         (including  closing costs) of $232.6 million  equates to  approximately
         $98 per unit.  Consideration for the communities included $82.9 million of cash on hand,  $69.9 million of assumed  debt,  $58 million from the
         Company's  line of credit  and $21.8  million  of cash  raised  through common and preferred equity offerings.

         In addition, during the first two quarters, the Company sold ten apartment communities ("2002 Disposed Properties") having 983 units in seven unrelated transactions as part of its strategic disposition program. The total sales price of $42.3 million equates to $43 per unit. A gain on sale of approximately $4.3 million, prior to the allocation of minority interest, has been recorded in relation to these sales and is reflected in discontinued operations.

         The  following  proforma  information  was  prepared as if (i) the 2002
         transactions   related  to  the   acquisition  of  the  "2002  Acquired
         Communities"   had   occurred  on  January  1,  2001,   (ii)  the  2001
         transactions  related to the acquisition of four apartment  communities in four separate  transactions  had occurred on January 1, 2001,  (iii)
         the  disposition  of the "2002  Disposed  Properties"  had  occurred on
         January 1, 2001, (iv) the 2001 transactions  related to the disposition of four apartment communities in two separate transactions had occurred on January 1, 2001 and (v) the 2002 Series F Preferred  Share  offering and the two common  equity  offerings  had occurred on January 1, 2001.
         The  proforma  financial  information  is  based  upon  the  historical consolidated  financial statements and is not necessarily indicative of the  consolidated  results  which  actually  would have occurred if the transactions had been consummated at the beginning of 2001, nor does it purport to  represent  the results of  operations  for future  periods.
         Adjustments to the proforma  condensed combined statement of operations for the six-months ended June 30, 2002 and 2001, consist principally of providing net operating activity and recording  interest,  depreciation and amortization from January 1, 2001 to the acquisition date.
                                                                 For the Six-Months Ended
                                                                                 June 30,
                                                                        2002                 2001
                                                                        ----                 ----

Total revenues                                                       $198,208             $191,288
Net Income                                                             25,081               23,176
Net income available to common shareholders                            16,602               11,482

Per common share data:
Net income available to common shareholders
    Basic                                                               $0.65                $0.51
    Diluted                                                             $0.64                $0.51

Weighted average number of shares outstanding:
    Basic                                                          25,676,953           22,500,836
    Diluted                                                        25,999,718           22,572,875








                                         HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.       Derivative Financial Instruments

         The  Company  has four  interest  rate swaps that  effectively  convert variable  rate  debt to  fixed  rate  debt.  As of June 30,  2002,  the aggregate  fair value of the  Company's  interest rate swaps was $1,054 prior to the allocation of minority interest and is included in accrued expenses and other liabilities in the consolidated  balance sheets. For the six and three-months ending June 30, 2002, as the critical terms of the  interest  rate  swaps  and  the  hedged  items  are the  same,  no
         ineffectiveness   was  recorded  in  the  consolidated   statements  of
         operations.  All components of the interest rate swaps were included in the assessment of hedge  effectiveness.  The fair value of the interest rate swaps is based upon the  estimate  of amounts  the  Company  would receive or pay to terminate the contract at the  reporting  date and is estimated using interest rate market pricing models.

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

         Included  in  discontinued  operations  for the  six  and  three-months periods ended June 30, 2002 are ten apartment  community  dispositions.
         The  operations  of these  ten  properties  have  been  reflected  on a comparative  basis for the six and three-months  periods ended June 30,
         2001. For purposes of the  discontinued  operations  presentation,  the
         Company  only  includes  interest  expense   associated  with  specific
         mortgage  indebtedness of the properties that are sold or classified as held for sale. As of June 30, 2002, there were no properties classified as held for sale.

         During  the  first  two  quarters,   the  Company  sold  ten  apartment
         communities having 983 units in seven unrelated transactions as part of its  strategic  disposition  program.  The total  sales  price of $42.3 million equates to $43 per unit. A gain on sale of  approximately  $4.3 million,  prior  to the  allocation  of  minority  interest,  has  been recorded in relation to these sales and is  reflected  in  discontinued
         operations.

         In connection with the Company's strategic asset disposition program, management is constantly reevaluating the performance of its portfolio on a property-by-property basis. The Company from time to time determines that it is in the best interest of the Company to dispose of assets that have reached their potential or are less efficient to operate due to their size or remote location and reinvest such proceeds in higher performing assets located in targeted geographic markets. It is possible that the Company will sell such properties at a loss.




                                         HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.       Disposition of Property and Discontinued Operations (continued)
         ---------------------------------------------------------------

         The operating results of discontinued operations are summarized as follows as of and for the six and three-months periods ended June 30, 2002, and 2001.


                                                                Six Months                       Three
                                                                                                 Months
                                                           2002           2001            2002            2001
                                                        -----------    ------------    ------------    -----------
                                                        -----------    ------------    ------------    -----------
         Revenues:
            Rental Income                                      $1,848         $3,576          $  529          $1,800
            Property other income                                  59            116              26              67
                                                        -----------    ------------    ------------    -----------
                                                        -----------    ------------    ------------    -----------
         Total Revenues                                         1,907          3,692             555           1,867

                  Operating and Maintenance                       714          1,759              36             808
                                                        -----------    ------------    ------------    -----------
                                                        -----------    ------------    ------------    -----------

         Net Operating Income                                   1,193          1,933             519           1,059

            Interest expense                                      166            272             153             153
            Depreciation and amortization                         337            756              74             385
                                                        -----------    ------------    ------------    -----------
                                                        -----------    ------------    ------------    -----------

         Income from discontinued operations before
            minority interest and gain on disposition
            of property                                           690            905             292            521
         Minority interest                                        266            379             111            218
                                                        -----------    ------------    ------------    -----------
                                                        -----------    ------------    ------------    -----------

         Income from discontinued operations before
            gain on disposition of property                       424           526              181            303

         Gain on disposition of property, net of
            minority interest                                   2,664             -            2,729              -
                                                        -----------    ------------    ------------    -----------
                                                        -----------    ------------    ------------    -----------

         Income from discontinued operations                   $3,088        $  526           $2,910         $  303
                                                        ===========    ============    ============    ===========



10.      Contingency

         The Company had recently undergone a state tax audit whereby the state has assessed taxes of $469 for the 1998 and 1999 tax years under audit.
         If the state's position is applied to all tax periods through June 30, 2002, the assessment would be approximately $1.4 million. The Company believes that the assessment and the state's underlying position for the tax periods 1998 through 2000 are neither supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The Company has filed an appeal to the Commonwealth Court in the state for the 1998 and 1999 tax years. There have been no further proceedings to date and the Company intends to vigorously contest the assessments. The Company has been advised that it has meritorious positions for its previous tax filings for the years 1998, 1999, and 2000. However, the Company has accrued approximately $590 as of June 30, 2002 for estimated costs associated with this matter.




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

As of June 30, 2002, the Company had an unsecured line of credit from M & T Bank of $100 million with an outstanding balance of $58 million. Borrowings under the
line  of  credit  bear  interest  at  1.25%  over  the  one-month   LIBOR  rate.
Accordingly,  increases in interest  rates will increase the Company's  interest expense and as a result  will effect the  Company's  results of  operations  and financial  condition.  The line of credit  expires on  September  1,  2002.  The
Company is evaluating alternatives to replace or extend the line of credit after
September 1, 2002.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), proceeds from the sale of properties, long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of June 30, 2002, the Company owned
18 properties with 3,564 apartment units, which were unencumbered by debt.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $400 million of shares of common stock and other securities. The available balance on the shelf at June 30, 2002 is $144.4 million.

On September 30, 1999, the Company completed the sale of $50 million of Series B
Preferred Stock in a private transaction with GE Capital. The Series B Preferred
Stock carried an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company's common shares into which the preferred shares could be converted. The stock had a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, no-call provision. On February 4, 2002, 1.0 million of the Series B Preferred Stock were converted into 839,771 shares of common stock. The conversion had no effect on the reported results of operations. On May 24, 2002 the Company repurchased the remaining 1.0 million shares outstanding of its Series B Convertible Cumulative
Preferred Stock at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted). The Company repurchased the shares for $29,392, equal to the $35.00 common stock trading price when the transaction was consummated. A premium of $5,025 was incurred on the repurchase and has been reflected as a charge to net income available to common shareholders' in the consolidated statement of operations.

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

In March,  2002,  the  Company  issued  2,400,000  shares of its 9.00%  Series F
Cumulative  Redeemable  Preferred  Stock ("Series F Preferred  Shares"),  with a
$25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million. The net proceeds were used to fund the Series B preferred stock repurchase, property acquisitions, and property upgrades. The
Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends. Each Series F Preferred share will receive an annual dividend equal to 9.00% of the liquidation preference per share
(equivalent to a fixed annual amount of $2.25 per share).

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During 2001, 520 apartment units in two separate transactions were acquired for a total cost of $33 million using UPREIT Units valued at approximately $19 million, with the balance paid in cash or assumed debt.

During 2001, $32 million of common stock was issued under the Company's DRIP. An additional $14.2 million has been raised through the DRIP program during the first six months of 2002.

The DRIP was amended, effective April 10, 2001, in order to reduce management's perceived dilution from issuing new shares at or below the underlying net asset value. The discount on reinvested dividends and optional cash purchases was reduced from 3% to 2%. The maximum monthly investment (without receiving approval from the Company) was reduced from $5 thousand to $1 thousand. As expected, these changes significantly reduced participation in the plan.
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP participants to provide for investments in excess of the $1 thousand maximum monthly investment. In connection with the announcement of the February, 2002 dividend, the Company announced such waivers will be considered beginning with the March 2002 optional cash purchase, as management believes the stock is trading at or above its estimate of net asset value. For the three-month period ended March 31, 2002, the Company granted 53 waivers for purchases aggregating a total of $3.9 million. No waivers were granted during the second quarter.






The Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to 1.0 million shares of its outstanding common stock. The Board's action did not establish a target price or a specific timetable for repurchase. On October 24, 2000, the Board approved a 1,000,000 share increase in management's authorization to buy back outstanding common stock. On May 1, 2001, the Board approved an additional 1,000,000-share increase in management's authorization to buy back the Company's outstanding common stock. During 2001, the Company repurchased 754,000 shares and 436,700 UPREIT
Units at a cost of $20.6 million and $11.9 million, respectively. During the first six months of 2002, no shares or UPREIT Units were repurchased by the Company. Authorization to repurchase 1,135,800 shares of common stock and UPREIT
Units remains at June 30, 2002.

As of June 30, 2002, the weighted average rate of interest on mortgage debt is 7.28% and the weighted average maturity is approximately 9 years. Approximately
99.4% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

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

The Company has guaranteed the low income housing tax credits to the limited partners for a period of five years in 42 partnerships totaling approximately
$48.5 million. Such guarantee requires the Company to operate the properties in compliance with Internal Revenue Code Section 42 for 15 years. In addition, acting as the general partner in certain partnerships, the Company is obligated to advance funds to meet partnership operating deficits. However, such funding requirements in some partnerships cease after a five-year period. Should operating deficits continue to occur, the Company would determine on an individual partnership basis if it is in the best interest of the Company to continue to fund these deficits.

These  partnerships  are  funded  with  non-recourse  financing.  The  Company's proportionate share of non-recourse financing was $6.6 million at June 30, 2002.
The Company has guaranteed a total of $603 of debt  associated with two of these partnerships.  In addition, the Company, including the Management Companies, has provided  loans and advances to certain of the  partnerships  aggregating  $23.2 million at June 30, 2002.  The Company  assesses the  financial  status and cash flow of each of the  partnerships  at each balance sheet date in order to assess recoverability of its investment in and advances to these affiliates.

The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on the guarantees described above.

Acquisitions and Dispositions

During the second quarter of 2002, the Company acquired six communities with a total of 1,353 apartment units. Five of these communities, comprising 657 units, represented the purchase of the remaining communities in the 11-property Holiday
Portfolio on Long Island, New York. The remaining 696 units represented the acquisition of the Company's first property in suburban Boston, Massachusetts.
Total consideration for the six communities was $132.3 million, including closing costs, or an average of $97,800 per unit. The weighted average first year cap rate on the acquisitions closed in the second quarter of 2002 is 7.6%.

Also during the second quarter of 2002, the Company sold four communities with a total of 644 units located in Upstate New York, Maryland, and Pennsylvania for total consideration of $28.4 million or an average of $44,100 per unit. A gain on sale of approximately $4.4 million, prior to the allocation of minority interest, was reported in the second quarter and is reflected in discontinued operations. The weighted average first year cap rate on these sales is 9.6%.






In connection with the Company's strategic asset disposition program, management
is   constantly   reevaluating   the   performance   of  its   portfolio   on  a
property-by-property  basis. The Company from time to time determines that it is in the best interest of the Company to dispose of assets that have reached their potential or are less efficient to operate due to their size or remote  location and  reinvest  such  proceeds in higher  performing  assets  located in targeted geographic markets. It is possible that the Company will sell such properties at a loss.

Capital Improvements

The  Company  has a policy  to  capitalize  costs  related  to the  acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements  are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital
improvements  typically  include:  appliances,   carpeting  and  flooring,  HVAC
equipment,  kitchen/ bath cabinets,  new roofs,  site  improvements  and various exterior building  improvements.  Non- recurring  upgrades include,  among other items: community centers, new windows, and kitchen/ bath apartment upgrades. The
Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The Company estimates that on an annual basis $525 per unit is spent on recurring capital expenditures. During the three and six month periods ended
June 30, 2002, approximately $131 and $262 per unit was estimated to be spent on recurring capital expenditures, respectively. The table below summarizes the actual total capital improvements incurred by major categories for the three and six-month periods ended June 30, 2002 and 2001 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and six-month periods ended June 30, 2002 as follows:


                                 For the three-month period ended
                                             June 30
                                        (in thousands,  except
                                  per unit data)
                                              2002                                           2001
                    --------------------------------------------------------------  -----------------------
                    --------------------------------------------------------------
                    Recurring           Non-Recurring       Total                     Total
                                                             Capital                 Capital
                     Cap Ex  Per Unit(a)  Cap Ex  Per       ImprovemenPer Unit(a)  ImprovementsPer Unit(a)
                                                   Unit(a)
New Buildings       $        $          1,547     $39      $1,547     $ 39            $ 1,074      $ 30

Major building
improvements        902      22         4,338     110       5,240     132               6,375       179

Roof replacements   345      9          1,475     37        1,820     46                  877        25

Site improvements   331      8          3,603     91        3,934     99                3,329        93

Apartment upgrades  651      16         7,522     190       8,173     206              10,064       282

Appliances          541      14         520       13        1,061     27                1,220        34

Carpeting/Flooring 1,698    43         1,029     26         2,727     69                2,537        71

HVAC/Mechanicals     500      13         2,830     71        3,330     84                2,826        79

Miscellaneous        222      6          929       23        1,151     29                  783        22
                    ----     --         ----      ---       ------    ---                 ---        --
Totals            $5,190    $131       $23,793   $600     $ 28,983  $ 731              $28,085      $815

(a) Calculated using the weighted average number of units outstanding, including 35,204 core units, 2001 acquisition units of 2,820 and 2002 acquisition units of 1,638 for the three-months ended June
              30, 2002 and 35,204 core units and 2001 acquisition units of 2,820 for the three-months ended June 30, 2001.





                                or the six-month period ended June
                               F                30
                                        (in thousands,  except
                                   er unit data)
                                  p           2002                                           2001
                    --------------------------------------------------------------  -----------------------
                    --------------------------------------------------------------
                    Recurring           Non-Recurring       Total                     Total
                                                             Capital                 Capital
                     Cap Ex  Per Unit(a)  Cap Ex  Per       ImprovemenPer Unit(a)  ImprovementsPer Unit(a)
                                                   Unit(a)
New Buildings                            $
                    $        $          3,157     $         $         $                 1,885  $
                    -        -                    81        3,157     81           $                 53
Major       building
improvements        1,776    46         8,382     215       10,158    261              11,970       338

Roof replacements
                    679      17         1,415     36        2,094     53                1,424        40
Site improvements
                    650      17         4,941     127       5,591     144               4,711       133
Apartment upgrades
                    1,281    33         14,119    362       15,400    395              16,919       477
Appliances
                    1,064    27         941       24        2,005     51                2,210        62
Carpeting/Flooring
                    3,342    86         1,629     41        4,971     127               4,632       131
HVAC/Mechanicals
                    984      25         4,006     103       4,990     128               4,937       139
Miscellaneous
                    -------------------------------------------------------------
                    437      11         1,789     46        2,225     57                1,707        48
                    ----     ---        ------    ---       ------    ---        ---    -----        --
Totals               $        $          $         $         $         $                       $
                    =======  =========  ========  ========= =====================   ------------
                    10,213   262        23,793    1,035     50,592    1,297        $   50,395     1,421
                    =======  ====       =======   ======    =======   ======       -   ------     -----

(a) Calculated using the weighted average number of units outstanding, 35,204 core units, 2001 acquisition units of 2,820 and 2002 acquisition units of 1,000 for the three-months ended June 30, 2002 and 35,204 core units and 2001 acquisition units of 2,820 for the three-months ended June 30, 2001.


The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

                                                 For the  three-month  period
                                          ended June 30,
                                                  (in  thousands,   except
                                               er unit data)
                                              p           2002                                       2001
                             -------------------------------------------------------------- ---------------------
                             -------------------------------------------------------------- ---------------------
                              Recurring          Non-recurring          Total                  Total
                                                                       Capital                Capital
                               Cap Ex   Per Unit   Cap Ex   Per Unit ImprovementsPer Unit   ImprovementsPer Unit
                               ------   --------   ------   -------- --------------------   --------------------
                              $                   $
     Core Communities         ,607       $        9,793     $        $           $               29,049 $
                             4          131      1          562      24,400      693        $               815
     2002         Acquisition
     Communities             214        131      1,095      668      1,309       799                  -       -
     2001         Acquisition
                             -------------------------------------------------------------
     Communities             369        131      2,905      1,030    3,274       1,161               36       -
                             ----       ----     ------     ------   ------      ------   ---        --       -
     Sub-total
                             5,190      131      23,793     600      28,983      731             29,085     815
     2002            Disposed
     Communities             53         131      518        1,276    571         1,406              496   1,222
     2001            Disposed
     Communities             -          -        -          -        -           -                1,515   2,971
     Corporate         office
                             -------------------------------------------------------------
     expenditures (1)        -          -        -          -        637         -                  315       -
                             -          -        -          -        ----        -        ---       ---       -
                              $                   $
                              ,243       $        4,311     $        $           $          $    31,411 $
                             ======     ================    ==============================  -=   ------ -
                             5          131      2          607      30,191      738                        851
                             =          ====     =          ====     =======     ====     ===               ---

                                                 For  the  six-month   period
                                          ended June 30,
                                                  (in  thousands,   except
                                               er unit data)
                                              p           2002                                       2001
                             -------------------------------------------------------------- ---------------------
                             -------------------------------------------------------------- ---------------------
                              Recurring          Non-recurring          Total                  Total
                                                                       Capital                Capital
                               Cap Ex   Per Unit   Cap Ex   Per Unit ImprovementsPer Unit   ImprovementsPer Unit
                               ------   --------   ------   -------- --------------------   --------------------
                              $                   $
     Core Communities         ,213       $        4,717     $        $            $              50,359
                             9          262      3          986      43,930      1,248      $             1,421
     2002         Acquisition
     Communities             262        262      1,073      1,073    1,335       1,335                -       -
     2001         Acquisition
                             -------------------------------------------------------------
     Communities             738        262      4,589      1,627    5,327       1,889               36       -
                             ----       ----     ------     ------   ------      ------     -        --       -
     Sub-total
                             10,213     262      40,379     1,035    50,592      1,297           50,395   1,421
     2002            Disposed
     Communities             131        262      456        908      587         1,170              811   1,617
     2001            Disposed
     Communities             -          -        -          -        -           -                2,261   3,080

     Corporate         office                                         ,908
                             -          ----------          ---------------      --------- -----------
     expenditures (1)        -          -        -          -        1           -                  354       -
                             -          -        -          -        -           -        - -       ---       -
                              $                   $          $
                              0,344      $        0,835     1,033    $            $              53,821 $
                             =======    ================    ======   ====================        ------ -
                             1          262      4                   53,087      1,295      $             1,458
                             =          ====     =                   =======     ======     -             -----

(1) No distinction is made between recurring and non-recurring expenditures for corporate office.






Contractual Obligations and Other Commitments

The primary  obligations of the Company relate to its mortgage notes payable and its borrowings  under the line of credit.  The Company's  mortgage notes payable and line of  credit  outstanding  at June 30,  2002 and  December  31,  2001 are summarized as follows (in thousands):
                                                                                           December 31,
                                                                      June 30, 2002               2001
                                                                      -------------    -------    ----

Fixed rate mortgage notes payable                                        $1,098,886            $954,203
Variable rate mortgage notes payable                                          6,155               6,155
                                                                     --------------         -----------
Total mortgage notes payable                                              1,105,041             960,358
Variable rate line of credit facility                                        58,000              32,500
                                                                      -------------          ----------
Total mortgage notes payable and line of credit facility                 $1,163,041            $992,858
                                                                         ==========            ========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from August, 2002 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 3.25% and 3.27% at June 30, 2002 and December 31, 2001, respectively. The weighted average interest rate of the Company's fixed rate notes was 7.28% and 7.27% at June 30, 2002 and December 31, 2001, respectively.

The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors.

As  discussed  in the section  entitled  "Off-Balance  Sheet  Investments,"  the
Company  has the  following  guarantees  or  commitments  relating to its equity method  partnership  investments:  a)  guarantee  for a  total  of  $603 of debt associated  with two  partnerships,  b) guarantee of the low income  housing tax credits to the limited  partners  for a period of five years in 42  partnerships totaling approximately $48.5 million, and c) the Company is obligated to advance funds to meet  partnership  operating  deficits  for certain  partnerships.  The
Company   believes  the   properties   operations   conform  to  the  applicable
requirements  as set forth  above and do not  anticipate  any  payment  on these guarantees.

Results of Operations

Comparison of six months ended June 30, 2002 to the same period in 2001

The Company had 123  apartment  communities  with 35,204  units which were owned during the  six-month  periods  being  presented  (the "Core  Properties").  The
Company acquired an additional 22 apartment  communities with 5,204 units during
2001 and 2002 (the  "Acquired  Communities").  In  addition,  the  Company  also disposed  of 24  properties  with a total of 3,838  units  during 2001 and 2002.
These dispositions, excluding the ten property dispositions that occurred during
2002,  classified as  discontinued  operations both in 2002 and 2001, are herein referred  to as the  Disposed  Communities.  The  inclusion  of  these  Acquired
Communities,   net  of  Disposed   Communities,   generally  accounted  for  the
significant changes in operating results for the six-months ended June 30, 2002.

A  summary  of the Core  Properties  net  operating  income  is as  follows  (in thousands):
                                               Six Months                                 Three Months
                                -----------------------------------------  ---------------------------
                                     2002            2001         % Chg         2002             2001         % Chg
                                     ----            ----         -----         ----             ----         -----
Rental income                       $161,416        $154,588       4.4%         $81,537          $78,040       4.5%
Property other income                  6,091           5,838       4.3%           3,162            3,069       3.0%
                                  ----------      ----------      -----       ---------        ---------      -----
Total income                         167,507         160,426       4.4%          84,699           81,109       4.4%
Operating and
  maintenance                        (73,409)        (72,795)       (0.8%)      (34,767)         (33,961)      (2.4%)
                                   ----------      ----------       ------     ---------         --------      ------
Net operating income               $  94,098       $  87,631       7.4%         $49,932          $47,148       5.9%
                                   =========       =========      =====         =======          =======      =====







Of the $17,378 increase in rental income, $10,550 is attributable to the Acquired Communities, net of Disposed Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 7.4% in weighted average rental rates, offset by a decrease in occupancy from 94.2% to 91.6%.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, net profits from corporate apartments, cable revenue, pet charges, miscellaneous charges to residents and equity in earnings of the general partnership interests decreased by a net amount of $14. Of this decrease $348 is attributable to the Disposed Communities and $564 is attributable to a decrease in earnings from the general partnership interests. These decreases were offset by increases attributable to the Acquired Communities of $645 and $253, representing a 4.3% increase for the Core Properties.

Interest and dividend income decreased $1,222 due to decreased levels of financing to affiliates.

Other  income,   which  reflects  the  net  contribution   from  management  and
development  activities after allocating  certain overhead and interest expense, decreased by $345 due primarily to an increase in the Company's  share of losses from the Management Companies.

Of the  $3,536  increase  in  operating  and  maintenance  expenses,  $7,874  is attributable  to  the  Acquired  Communities  offset  by a  decrease  of  $4,952
attributable  to  Disposed  Communities.   The  balance,  a  $614  increase,  is
attributable  to the Core  Properties  and is  primarily  due to a reduction  in natural gas  utility  expenses  offset by an  increase  in taxes  related to the accrual for the state tax contingency.

General and administrative expense increased in 2002 by $953, or 19%. General and administrative expenses as a percentage of total revenues were 3.1% for 2002 as compared to 2.8% for 2001. The increase can be attributed to increased acquisition related expenses as well as incentive compensation costs. During
2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance, on a comparative basis.

Interest expense increased $5,551 due to the increase in the amount of debt outstanding.

Depreciation  and  amortization  increased $1,218 due to the depreciation on the
Acquired Communities and the additions to the Core Properties.  This increase is net of the effect of the change in accounting estimate made by management in the first quarter  related to certain  depreciable  lives of real estate and related
assets.  The  change  reduced  the  depreciation   expense  for  the  period  by
approximately  $5.2 million.  The Company expects this change in useful lives to increase net income by approximately $10.3 million in 2002 over 2001.

The $402 loss on disposition of property primarily relates to additional expenses incurred in the first quarter of 2002 for a sale which closed in the fourth quarter of 2001. These costs represent a change in estimate from those accrued at the time of sale.

Minority interest decreased $6,069 primarily due to the decrease in the gain on disposition of property when compared to the previous period.

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






Included in discontinued operations for the six-month period ended June 30, 2002 are ten apartment community dispositions. The operations of these ten properties have been reflected on a comparative basis for the period ended June 30, 2001.

Of the $880 decrease in net income, $4,539 is attributable to an increase in income before gain (loss) on disposition of property, minority interest and discontinued operations offset by the lower gains on sale of property in the second quarter of 2002 as compared to 2001 after the allocation of income to minority interest.

Comparison of the three months ended June 30, 2002 to the same period in 2001.

Of the $10,764 increase in rental income, $7,267 is attributable to the Acquired
Communities, net of Disposed Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 6.7% in weighted average rental rates, offset by a decrease in occupancy from 94.2% to 92.2%.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, net profits from corporate apartments, cable revenue, pet charges, miscellaneous charges to residents and equity in earnings of the general partnership interests increased by $324. Of this increase $375 is attributable to the Acquired Communities, $93 represents a 3.0% increase for the Core
Properties, and $24 is attributable to an increase in earnings from the general partnership interests. These increases were offset by a decrease attributable to the Disposed Communities of $168.

Interest and dividend income decreased $417 due to decreased levels of financing to affiliates.

Other  income,   which  reflects  the  net  contribution   from  management  and
development  activities after allocating  certain overhead and interest expense, decreased by $323 due primarily to an increase in the Company's  share of losses from the Management Companies.

Of the  $3,617  increase  in  operating  and  maintenance  expenses,  $4,392  is attributable  to the  Acquired  Communities  offset  by an  decrease  of  $1,581
attributable  to  Disposed  Communities.   The  balance,  a  $806  increase,  is
attributable to the Core Properties and is primarily due to an increase in taxes related to the  accrual  for the state tax  contingency,  and  personnel  costs, offset by a reduction in natural gas utility expenses.

General and administrative expense increased in 2002 by $186, or 7%. General and administrative expenses as a percentage of total revenues were consistent over the same periods representing 2.9% for 2002 as compared to 3.0% for 2001. During
2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance, on a comparative basis.

Interest expense increased $3,012 due to the increase in the amount of debt outstanding.

Depreciation  and  amortization  increased $937 due to the  depreciation  on the
Acquired Communities and the additions to the Core Properties.  This increase is net of the effect of the change in accounting estimate made by management in the first quarter  related to certain  depreciable  lives of real estate and related
assets.  The  change  reduced  the  depreciation   expense  for  the  period  by
approximately  $2.6 million.  The Company expects this change in useful lives to increase net income by approximately $10.3 million in 2002 over 2001.

Minority interest decreased $6,931 primarily due to the decrease in the gain on disposition of property when compared to the previous period.

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

Included in discontinued operations for the three-month period ended June 30, 2002 are four apartment community dispositions. The operations of these four properties have been reflected on a comparative basis for the period ended June
30, 2001.

Of the $1,540 decrease in net income, $2,596 is attributable to an increase in income before gain (loss) on disposition of property, minority interest and discontinued operations offset by the lower gains on sale of property in the second quarter of 2002 as compared to 2001 after the allocation of income to minority interest.

Funds From Operations

Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO is generally defined as net income (loss) before gains (losses) from the sale of property and business and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. This presentation excludes the dividends on the Series F Preferred
Stock and assumes the conversion of dilutive common stock equivalents and convertible preferred stock. FFO for both the three and six-month periods ended
June 30, 2002 adjusts for the add back of the premium on the Series B preferred stock repurchase. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Cash provided by operating activities was $73,148 and $69,426 for the six-month period ended June 30, 2002 and 2001, respectively.
Cash used in investing activities was $174,345 and $56,728 for the six-month period ended June 30, 2002 and 2001, respectively. Cash provided by and (used in) financing activities was $103,217 and ($18,830) for the six-month period ended June 30, 2002 and 2001, respectively. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the three-months ended June 30, 2002 and 2001 are presented below (in thousands):
                                                                             Six-months                  Three-months
                                                                    June 30        June 30         June 30      June 30
                                                                        2002            2001          2002          2001
                                                                        ----            ----          ----          ----

Net income available to common shareholders                           $16,311         $20,456        $10,201      $16,121
Convertible preferred dividends                                         5,779           8,994          2,502        4,497
Series B preferred stock redemption                                     5,025               -          5,025            -
Minority interest                                                       8,299          14,368          4,466       11,397
Minority interest - income from discontinued operations                   266             379            111          218
Depreciation from real property                                        31,606          30,899         16,611       16,014
Depreciation from real property from unconsolidated entities              437             203             65           99
(Gain) loss on disposition of property                                    402         (13,648)            26      (13,648)

(Gain) loss on disposition of discontinued operations                  (2,664)                 -      (2,729)           -
                                                                    ----------     -------------   ----------           -
FFO                                                                   $65,461         $61,651        $36,278      $34,698
                                                                      =======         =======        =======      =======
Weighted average common shares/units outstanding:
     - Basic                                                          41,422.5        37,522.7       42,013.0     37,461.8
     - Diluted                                                        46,384.0        44,707.1       46,664.5     44,661.2

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

In connection with the issuance of the Series F Preferred Stock, the Company is required to maintain for each fiscal quarterly period a fixed charge coverage ratio, as defined in the Series F Cumulative Redeemable Preferred Stock Article
Supplementary, of 1.75 to 1.0. The fixed charge coverage ratio and the components thereof do not represent a measure of cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs. Further, this ratio should not be considered as an alternative measure to net income as an indication of the Company's performance or of cash flow as a measure of liquidity. The calculation of the fixed charge coverage ratio for the two most recent quarters since the issuance of the Series F Preferred Stock are presented below (in thousands):


                                                                                      Three-months
                                                                                 June 30        March 31
                                                                                   2002           2002
                                                                                   ----           ----

   EBITDA
        Total revenues                                                          $98,633          $92,397
        Net operating income from discontinued operations                           519              382
        Operating and maintenance                                               (39,451)         (42,469)
        General and administrative                                               (2,822)          (3,099)
                                                                               ---------        ---------
                                                                                $56,879          $47,211
   Fixed Charges
        Interest expense                                                        $18,973          $18,026
        Interest expense on discontinued operations                                 153               56
        Preferred dividends                                                       3,852            3,382
        Capitalized interest                                                        269              230
                                                                              ---------        ---------
                                                                                $23,247          $21,694

   Times Coverage ratio:                                                           2.45             2.18

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001 and continuing into 2002 many regions of the United States have experienced varying degrees of economic recession and certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage, short-term interest rates, and a temporary reduction in occupancy. In light of this, we will continue to review our business strategy however, we believe that given our property type and the geographic regions in which we are located, we do not anticipate any changes in our strategy or material effects in financial performance.

Declaration of Dividend

On August 5, 2002, the Company declared a dividend of $.60 per share for the period from April 1, 2002 to June 30, 2002. This is the equivalent of an annual distribution of $2.40 per share. The dividend is payable August 29, 2002 to shareholders of record on August 19, 2002.






On August 5, 2002 the Company also declared a regular dividend of $0.5625 per share on its Series F Cumulative Redeemable Preferred Stock, for the quarter ending August 31, 2002. The dividend on the preferred shares is payable on September 3, 2002, to shareholders of record on August 19, 2002. This dividend is equivalent to an annualized rate of $2.25 per share.

On June 12, 2002, the Company declared a dividend of $0.38125 per share on its Series F Cumulative Redeemable Preferred Stock, payable on June 28, 2002, to shareholders of record on June 18, 2002. This dividend represents payment for the 61-day stub period from April 1, 2002 through May 31, 2002 and is equivalent to an annualized rate of $2.25 per share.

Subsequent Events

On August 6, 2002 the Board of Directors increased its authorization to 2,000,000 shares to repurchase its common stock or UPREIT units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board's action does not establish a target stock price or a specific timetable for share repurchase.

On August 9, 2002 the Company sold Carriage Hill Apartments located in Richmond,
Virginia. The total sales price of $41.6 million equated to $63 per unit. Total gain on sale of this transaction is expected to be approximately $5 million.

Contingency

The Company had recently undergone a state tax audit whereby the state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax periods through June 30, 2002, the assessment would be approximately $1.4 million. The Company believes that the assessment and the state's underlying position for the tax periods 1998 through 2000 are neither supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The
Company has filed an appeal to the Commonwealth Court in the state for the 1998 and 1999 tax years. There have been no further proceedings to date and the Company intends to vigorously contest the assessments. The Company has been advised that it has meritorious positions for its previous tax filings for the years 1998, 1999, and 2000. However, the Company has accrued approximately $590 as of June 30, 2002 for estimated costs associated with this matter.

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

In June 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The company's commitment to a plan, by itself does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit and disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.






                                         HOME PROPERTIES OF NEW YORK, INC.

                                       ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At June 30, 2002 and December 31, 2001, approximately 99% and 96%, respectively, of the Company's debt bore interest at fixed rates with a weighted average maturity of approximately 9 and 10 years, respectively, and a weighted average interest rate of approximately 7.28% and 7.27%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 1 year and a weighted average interest rate of 3.10% and 3.27%, respectively, at June 30, 2002 and December 31, 2001. The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At June 30, 2002 and December 31, 2001, the interest rate risk on $35 million of such variable rate debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $35 million in variable rate mortgages to fixed rates of 5.91%, 7.66%, 8.22% and 8.40%.

At June 30, 2002 and December 31, 2001, the fair value of the Company's fixed rate debt, including the $35 million which was swapped to a fixed rate, amounted to a liability of $1.12 billion and $958 million compared to its carrying amount of $1.09 billion and $960 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at June 30, 2002 would have changed the fair value of the Company's fixed rate debt to a liability of $1.19 billion.

The Company intends to continuously monitor and actively manage interest costs on its debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT
Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June
30, 2002, the Company had no other material exposure to market risk.




                           PART II - OTHER INFORMATION

                                         HOME PROPERTIES OF NEW YORK, INC.

Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibits:  None

(b)      Reports on Form 8-K:

         -        Form 8-K was filed on August 13, 2002,  date of report  August
                  9, 2002, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing its results for the second quarter of 2002 and the second quarter 2002 investor conference call.




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

                                            HOME PROPERTIES OF NEW YORK, INC.
                                            ---------------------------------
                                            (Registrant)


                                            Date:    August 14, 2002
                                                     --------------------------------------------

                                            By:      /s/ Norman P. Leenhouts
                                                     -----------------------------------------------------
                                                     Norman P. Leenhouts
                                                     Chairman and
                                                     Co-Chief Executive Officer


                                            Date:    August 14, 2002
                                                     --------------------------------------------

                                            By:      /s/ David P. Gardner
                                                     -----------------------------------------------------
                                                     David P. Gardner
                                                     Senior Vice President and
                                                     Chief Financial Officer





                                                                                                           31 of 31
                                   SIGNATURES

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

                                            HOME PROPERTIES OF NEW YORK, INC.
                                            ---------------------------------
                                            (Registrant)


                                            Date:    August 14, 2002
                                                     --------------------------------------------

                                            By:      /s/ Norman P. Leenhouts
                                                     -----------------------------------------------------
                                                     Norman P. Leenhouts
                                  Chairman and
                                                     Co-Chief Executive Officer


                                            Date:    August 14, 2002
                                                     --------------------------------------------

                                            By:      /s/ David P. Gardner
                                                     -----------------------------------------------------
                                                     David P. Gardner
                                                     Senior Vice President and
                                                     Chief Financial Officer