Form 10-Q
period 2002-09-30
HOME PROPERTIES OF NEW YORK INC
filed 2002-11-14
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class of Common Stock        Outstanding at October 31, 2002
          ---------------------        -------------------------------
             $.01 par value                    26,778,912



                        HOME PROPERTIES OF NEW YORK, INC.

                                TABLE OF CONTENTS


                                                                                      PAGE

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
              September 30, 2002 (Unaudited) and December 31, 2001                       3

          Consolidated Statements of Operations (Unaudited) -
              Nine months ended September 30, 2002 and 2001                              4

          Consolidated Statements of Operations (Unaudited) -
              Three months ended September 30, 2002 and 2001                             5

          Consolidated Statements of Comprehensive Income (Unaudited) -
              Nine months ended September 30, 2002 and 2001                              6

          Consolidated Statements of Comprehensive Income (Unaudited) -
              Three months ended September 30, 2002 and 2001                             7

          Consolidated Statements of Cash Flows (Unaudited) -
              Nine months ended September 30, 2002 and 2001                              8

          Notes to Consolidated Financial Statements (Unaudited)                      9-18

 Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    19-29

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    30

 Item 4.  Controls and Procedures                                                       31

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                              32

          Signatures                                                                 33-36


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        HOME PROPERTIES OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002               2001
                                                                                       ----               ----
                                                                                    (Unaudited)         (Note 1)

ASSETS
Real estate:
  Land                                                                             $   367,140        $   287,473
  Buildings, improvements and equipment                                              2,130,644          1,847,605
                                                                                     ---------        -----------
                                                                                     2,497,784          2,135,078
  Less:  accumulated depreciation                                                  (   239,538)       (   201,564)
                                                                                   ------------       ------------
         Real estate, net                                                            2,258,246          1,933,514

Cash and cash equivalents                                                                7,814             10,719
Cash in escrows                                                                         43,915             39,230
Accounts receivable                                                                      8,252              8,423
Prepaid expenses                                                                        18,057             17,640
Investment in and advances to affiliates                                                36,623             42,870
Deferred charges                                                                         7,517              5,279
Other assets                                                                             7,067              6,114
                                                                                 --------------     --------------
         Total assets                                                               $2,387,491         $2,063,789
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $1,161,281        $   960,358
Line of credit                                                                          86,000             32,500
Accounts payable                                                                        17,405             21,838
Accrued interest payable                                                                 6,719              5,782
Accrued expenses and other liabilities                                                  12,743             13,180
Security deposits                                                                       22,427             18,948
                                                                                  ------------       ------------

         Total liabilities                                                           1,306,575          1,052,606
                                                                                    ----------         ----------

Commitments and contingencies
Minority interest                                                                      346,134            341,854
                                                                                   -----------       ------------

8.36% Series B convertible cumulative preferred stock, liquidation preference of
   $25.00 per share; no shares and 2,000,000 shares issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively, net of issuance
   costs                                                                                         -         48,733
                                                                                 -----------------  -------------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and outstanding at September 30, 2002. No shares issued or
     outstanding at December 31, 2001                                                   60,000                  -
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 1,086,800 and 1,150,000 shares issued and outstanding at
     September 30, 2002 and December 31, 2001, respectively                            107,680            114,000
   Common stock, $.01 par value;  80,000,000 shares authorized;  26,689,611 and
     24,010,855  shares  issued  and  outstanding  at  September  30,  2002 and
     December 31, 2001, respectively                                                       267                240
   Excess  stock,  $.01 par  value;  10,000,000  shares  authorized;  no shares
     issued or outstanding                                                                   -                  -
   Additional paid-in capital                                                          639,291            572,273
   Accumulated other comprehensive income                                                 (687)              (532)
   Distributions in excess of accumulated earnings                                     (68,943)           (57,768)
   Officer and director notes for stock purchases                                       (2,826)            (7,617)
                                                                                 ---------------    ---------------
         Total stockholders' equity                                                    734,782            620,596
                                                                                  ------------       ------------
         Total liabilities and stockholders' equity                                 $2,387,491         $2,063,789
                                                                                    ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.


                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002              2001
                                                                                       ----              ----

Revenues:

  Rental income                                                                      $  278,020       $  249,146
  Property other income                                                                  10,328            9,484
  Interest and dividend income                                                            1,079            2,548
  Other income                                                                              451            1,610
                                                                                  --------------   -------------

Total revenues                                                                          289,878          262,788
                                                                                    -----------      -----------
Expenses:

  Operating and maintenance                                                             121,789          112,570
  General and administrative                                                              8,758            7,292
  Interest                                                                               56,964           48,591
  Depreciation and amortization                                                          48,529           45,505
  Impairment of real property                                                             1,565                -
                                                                                  -------------    -------------

Total expenses and charges                                                              237,605          213,958
                                                                                    -----------       ----------

Income before gain (loss) on disposition of property, minority interest and
discontinued operations                                                                  52,273           48,830
Gain (loss) on disposition of property                                                     (402)          22,085
                                                                                  ---------------   ------------
Income before minority interest and discontinued operations                              51,871           70,915
Minority interest                                                                        13,655           24,134
                                                                                   ------------     ------------
Income from continuing operations                                                        38,216           46,781
                                                                                   ------------     ------------
Discontinued operations:
   Income from operations, net of $1,021 in 2002 and $1,424 in 2001, allocated
   to minority interest                                                                   1,643            1,964
   Gain on disposition of property, net of $3,402 allocated to minority interest          5,601                -
                                                                                  -------------    -------------
Income from discontinued operations                                                       7,244            1,964
                                                                                  -------------     ------------

Net income                                                                               45,460           48,745
Preferred dividends                                                                     (11,027)         (13,492)
Premium on Series B preferred stock repurchase                                           (5,025)               -
                                                                                  --------------   -------------

Net income available to common shareholders                                        $     29,408       $   35,253
                                                                                   ============       ==========

Per share data:

     Basic earnings per share data:
         Income from continuing operations                                               $  .86            $1.52
         Discontinued operations                                                            .28              .09
                                                                                         ------          -------
     Net income available to common shareholders                                          $1.14            $1.61
                                                                                          =====            =====
     Diluted earnings per share data:
         Income from continuing operations                                               $  .85            $1.52
         Discontinued operations                                                            .28              .09
                                                                                         ------          -------
     Net income available to common shareholders                                          $1.13            $1.61
                                                                                          =====            =====

  Weighted average number of shares outstanding
         - Basic                                                                     25,780,578       21,852,439
                                                                                     ==========       ==========
         - Diluted                                                                   26,099,471       21,948,154
                                                                                     ==========       ==========
The accompanying notes are an integral part of these consolidated financial statements.


                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002              2001
                                                                                       ----              ----
Revenues:


  Rental income                                                                      $   97,990       $   86,481
  Property other income                                                                   4,210            3,353
  Interest and dividend income                                                              284              531
  Other income (loss)                                                                      (130)             684
                                                                                   -------------    ------------

Total revenues                                                                          102,354           91,049
                                                                                      ---------       ----------
Expenses:

  Operating and maintenance                                                              40,927           35,571
  General and administrative                                                              2,837            2,324
  Interest                                                                               19,990           17,099
  Depreciation and amortization                                                          17,373           15,553
  Impairment of real property                                                             1,565                -
                                                                                   ------------    -------------

Total expenses and charges                                                               82,692           70,547
                                                                                    -----------       ----------

Income before gain on disposition of property, minority interest and
discontinued operations                                                                  19,662           20,502
Gain on disposition of property                                                               -            8,437
                                                                                  -------------      -----------
Income before minority interest and discontinued operations                              19,662           28,939

Minority interest                                                                         5,969           10,318
                                                                                   ------------       ----------
Income from continuing operations                                                        13,693           18,621
                                                                                    -----------       ----------
Discontinued operations:
   Income from operations, net of $151 in 2002 and $493 in 2001, allocated to
   minority interest                                                                        251              674
   Gain on disposition of property, net of $1,756 allocated to minority interest          2,912                -
                                                                                   ------------    -------------
Income from discontinued operations                                                       3,163              674
                                                                                   ------------     ------------

Net income                                                                               16,856           19,295
Preferred dividends                                                                      (3,793)          (4,498)
                                                                                    ------------     ------------

Net income available to common shareholders                                          $   13,063       $   14,797
                                                                                     ==========       ==========

Per share data:

     Basic earnings per share data:
         Income from continuing operations                                               $ .37            $ .64
         Discontinued operations                                                           .12              .03
                                                                                         -----            -----
     Net income available to common shareholders                                          $ .49            $ .67
                                                                                          =====            =====
     Diluted earnings per share data:
         Income from continuing operations                                                $ .37            $ .64
         Discontinued operations                                                            .12              .02
                                                                                         -----            -----
     Net income available to common shareholders                                          $ .49            $ .66
                                                                                          =====            =====
  Weighted average number of shares outstanding
         - Basic                                                                     26,428,655       21,963,017
                                                                                     ==========       ==========
         - Diluted                                                                   26,755,132       29,233,625
                                                                                     ==========       ==========
The accompanying notes are an integral part of these consolidated financial statements.



                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                                             2002          2001
                                                                                             ----          ----

Net income                                                                                  $ 45,460      $ 48,745
Other comprehensive income:
   Cumulative effect of accounting change                                                          -          (339)
   Change in fair value of hedge instruments                                                     (67)         (296)
                                                                                         ------------  ------------
   Other comprehensive loss, net of minority interest                                            (67)         (635)
                                                                                         ------------   -----------

Comprehensive income                                                                        $ 45,393      $ 48,110
                                                                                            ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)

                                                                                             2002          2001
                                                                                             ----          ----

Net income                                                                                  $ 16,856       $19,295
Other comprehensive income:
         Change in fair value of hedge instruments                                              (348)         (248)
                                                                                          -----------   -----------
         Other comprehensive loss, net of minority interest                                     (348)         (248)
                                                                                          -----------   -----------

Comprehensive income                                                                        $ 16,508       $19,047
                                                                                            ========       =======

The accompanying notes are an integral part of these consolidated financial statements.



                        HOME PROPERTIES OF NEW YORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (UNAUDITED, IN THOUSANDS)
                                                                                   2002           2001
                                                                                   ----           ----
Cash flows from operating activities:

   Net income                                                                    $  45,460      $  48,745
                                                                                 ---------      ---------
   Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
     Equity in income of affiliates                                                    829             45
     Income allocated to minority interest                                          18,078         25,558
     Depreciation and amortization                                                  50,181         47,859
     Impairment of real property                                                     1,565              -
     Gain on disposition of property                                                (8,601)       (22,085)
     Changes in assets and liabilities:
       Other assets                                                                 (1,301)         1,907
       Accounts payable and accrued liabilities                                     (1,145)         4,107
                                                                                -----------    ----------
   Total adjustments                                                                59,606         57,391
                                                                                 ---------      ---------
   Net cash provided by operating activities                                       105,066        106,136
                                                                                  --------       --------
Cash flows from investing activities:
   Purchase of properties, net of mortgage notes assumed and UPREIT    Units
   issued                                                                         (222,345)      (123,122)
   Additions to properties                                                         (83,838)       (89,501)
   Proceeds from sale of properties                                                 79,374         94,684
   Advances to affiliates                                                           (8,244)       (10,593)
   Payments on advances to affiliates                                               13,662         13,988
                                                                                 ---------     ----------
   Net cash used in investing activities                                          (221,391)      (114,544)
                                                                                  ---------     ----------
Cash flows from financing activities:
   Proceeds from sale of preferred stock, net of issuance costs of $1,902           58,098              -
   Proceeds from sale of common stock, net of issuance costs of $1,492
    in 2002 and $91 in 2001                                                         47,451         33,704
   Repurchase of Series B Preferred Stock                                          (29,392)             -
   Purchase of treasury stock                                                            -        (20,621)
   Purchase of UPREIT Units                                                              -        (11,899)
   Proceeds from mortgage notes payable                                            118,472         65,640
   Payments on mortgage notes payable                                              (46,229)       (53,946)
   Proceeds from line of credit                                                    161,000        135,500
   Payments on line of credit                                                     (107,500)       (63,500)
   Payments of deferred loan costs                                                  (3,001)          (513)
   Additions to cash escrows, net                                                   (4,685)        (3,566)
   Repayment of officer loans                                                        4,555              -
   Dividends and distributions paid                                                (85,349)       (77,643)
                                                                                 ----------     ----------
   Net cash provided by financing activities                                       113,420          3,156
                                                                                  --------     ----------
Net decrease in cash                                                                (2,905)        (5,252)
Cash and cash equivalents:
   Beginning of period                                                              10,719         10,449
                                                                                 ---------      ---------
   End of period                                                                 $   7,814      $   5,197
                                                                                 =========      =========
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions                      $128,678       $ 59,878
Conversion of preferred to common stock                                              6,320              -
Exchange of UPREIT Units/partnership interest for common shares                      1,929          1,202
Fair value of hedge instruments                                                      1,611          1,095
Issuance of UPREIT Units associated with property and other acquisitions            11,526         19,133
Notes issued in exchange for officer and director stock purchases                        -          1,965
Increase in real estate associated with the purchase of minority interest
UPREIT Units                                                                             -          1,666
Transfer of notes  receivable due from  affiliates in exchange for additional
   equity in affiliates                                                                  -         23,699

The accompanying notes are an integral part of these consolidated financial statements.


                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       Unaudited Interim Financial Statements

         The interim consolidated financial statements of Home Properties of New York, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001 and Form 8-K dated January 23, 2002 (which financial statements reflect the impact of property sales as discontinued operations pursuant to the provisions of SFAS 144
         - "Accounting for the Impairment of Disposal of Long-Lived Assets") for the year ended December 31, 2001.

2.       Organization and Basis of Presentation

         Organization
         The Company is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of September 30, 2002, the Company operated 292 apartment communities with 51,329 apartments. Of this total, the Company owned 146 communities consisting of 41,200 apartments, managed as general partner 8,061 apartments, and fee managed 2,068 apartments for affiliates and third parties. The Company also fee manages 2.2 million square feet of office and retail properties.

         Basis of Presentation
         The accompanying consolidated financial statements include the accounts of the Company and its 62.2% (58% at September 30, 2001) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units outstanding. The remaining 37.8% (42% at September 30, 2001) is reflected as Minority Interest in these consolidated financial statements. For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership") which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and .1% by Home Properties Trust, a wholly owned qualified REIT subsidiary ("QRS") of the Company. Investments in entities where the Company has the ability to exercise significant influence over but does not have financial and operating control are accounted for using the equity method. All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.       Organization and Basis of Presentation (continued)

         Effective January 1, 2002, the estimated useful life of all buildings has been extended to 40 years and the estimated useful life of apartment improvements has been changed from 10 years to 20 years. Certain buildings had previously been depreciated over useful lives ranging from 30 to 40 years. As a result of the change, income from continuing operations and net income for the three and nine-month periods ended September 30, 2002 increased approximately $2.6 and $7.8 million, respectively or $.10 and $.30 per diluted share, respectively. The Company believes the change reflects more appropriate remaining useful lives of the assets based upon the nature of the expenditures and is consistent with prevailing industry practice.

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

3.       Earnings Per Common Share

         Basic earnings per share ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, warrants and the conversion of any cumulative convertible preferred stock. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership. Income from continuing operations applicable to common shareholders is the same for both the basic and diluted calculation for the nine and three-month periods ended September 30, 2002 and the nine-month period ended September 30, 2001. Income from continuing operations applicable to common shareholders has been adjusted by $4,498 to reflect the dividends related to the convertible preferred stock that is considered dilutive for the three-month period ended
         September 30, 2001.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.       Earnings Per Common Share (continued)

         The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the nine and three-months ended September 30, 2002 and 2001 is as follows:


                                                        Nine Months                       Three Months
                                                        -----------                       ------------
                                                   2002             2001             2002             2001
                                                   ----             ----             ----             ----

         Basic weighted average
           number of shares outstanding           25,780,578       21,852,439       26,428,655       21,963,017
         Effect of dilutive stock options                              95,715                           158,227
         and   warrants                              318,893                           326,477
         Effect of convertible cumulative
           preferred stock                                                                            7,112,381
                                             ----------------- ---------------------------------    -----------
                                                           -                -                -
                                                           -  -             -                -
         Diluted weighted average
           number of shares outstanding           26,099,471       21,948,154       26,755,132       29,233,625
                                                  ==========       ==========       ==========       ==========

         Basic earnings per share                    $1.14            $1.61            $0.49            $0.67
                                                     =====            =====            =====            =====
         Diluted earnings per share                  $1.13            $1.61            $0.49            $0.66
                                                     =====            =====            =====            =====

         Unexercised stock options and warrants to purchase 678,490 and 1,772,562 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the nine and three-month periods ended September 30, 2002 and 2001, respectively. For the nine and three-months periods ended September 30, 2002 (as applicable and on a weighted average basis), the 1,788,629 and 1,121,148 shares, respectively, of the Series B, C, D and E Convertible Cumulative Preferred Stock (4,317,515 and 3,677,041 common stock equivalents, respectively) have an antidilutive effect and are not included in the computation of diluted EPS. In addition, for the nine month period ended September 30, 2001, the 4,816,667 shares of the Series A, B, C, D, and E Convertible Cumulative Preferred Stock (7,112,381 common stock equivalents) on an as-converted basis have an antidilutive effect and are not included in the computation of diluted EPS.

4.       Preferred Stock and Stockholders' Equity

         On August 20, 2002, 63,200 of the Series E Convertible Preferred Shares were converted into 200,000 shares of common stock. The conversion had no effect on the reported results of operations.

         On May 24, 2002, the Company repurchased the 1.0 million shares outstanding of its Series B Convertible Cumulative Preferred Stock at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted). The Company repurchased the shares for $29,392, equal to the $35.00 common stock trading price when the transaction was consummated. A premium of $5,025 was incurred on the repurchase and has been reflected as a charge to net income available to common shareholders in the consolidated statement of operations for the nine- month period ended September 30, 2002.

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

         On February 28, 2002, the Company closed on two common equity offerings totaling 704,602 shares of the Company's common stock, at a weighted average price of $30.99 per share, resulting in net proceeds to the Company of approximately $21.8 million.

         On February 4, 2002, 1.0 million of the Series B Convertible Cumulative Preferred Shares were converted into 839,771 shares of common stock. The conversion had no effect on the reported results of operations.
5.       Other Income

         Other income for the nine and three-months ended September 30, 2002 and 2001 is summarized as follows:

                                               Nine Months                   Three Months
                                               -----------                   ------------

                                            2002           2001           2002           2001
                                            ----           ----           ----           ----
          Management fees                 $1,506         $1,668           $537           $685
          Other                             (226)           (13)          (341)            (4)
          Management Companies              (829)           (45)          (326)             3
                                         --------      ---------          -----       -------
                                         $   451         $1,610          ($130)          $684
                                         =======         ======          ======          ====


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

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.       Other Income (continued)

         The Company's share of income from the Management Companies for the nine and three-months ended September 30, 2002 and 2001 is summarized as follows:


                                                                    Nine Months                 Three Months
                                                                    -----------                 ------------

                                                                 2002           2001          2002          2001
                                                                 ----           ----          ----          ----
          Management fees                                      $2,134         $2,569          $717          $877
          Interest income                                         637          1,195           260           437
          Miscellaneous                                            31             32            (2)           19
          General and administrative                           (2,720)        (2,294)         (978)         (898)
          Interest expense                                       (562)        (1,128)         (176)         (289)
          Other expense                                          (349)          (423)         (150)         (139)
                                                             ---------      ---------        ------        ------
          Net income (loss)                                   ($  829)      ($    49)        ($329)      $     7
                                                              --------      ---------        ------      -------
          Company's share                                     ($  829)      ($    45)        ($326)      $     3
                                                              ========      =========        ======      =======

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

         Core properties consist of all apartment communities owned as of January 1, 2001, where comparable operating results are available for the periods presented. Non-core properties consist of apartment communities acquired during 2001 and 2002, such that full year comparable operating results are not available.

         The accounting policies of the segments are the same as those described in Notes 1 and 2 of the Company's Form 10-K for the year ended December 31, 2001.

         The Company assesses and measures segment operating results based on a performance measure referred to as Funds from Operations ("FFO"). FFO is generally defined as net income (loss), before gains (losses) from the sale of property, non-cash impairment charges, extraordinary items, plus real estate depreciation including adjustments for unconsolidated partnerships and joint ventures. This presentation excludes the dividends on the Series F Preferred Stock and assumes the conversion of convertible preferred stock. FFO for the nine-month period ended September 30, 2002 adjusts for the add back of the premium on the Series B preferred stock repurchase. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles and it is not

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.       Segment Reporting (continued)

         indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All REITs may not be using the same definition for FFO. During 2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance which would impact the segment contribution of FFO. This reclassification is also reflected in the 2001 presentation.

         The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the nine and three-month periods ended September 30, 2002, and 2001.

                                                                    Nine Months                Three Months
                                                                    -----------                ------------
                                                                2002         2001           2002          2001
                                                                ----         ----           ----          ----
Revenues
Apartments owned
  Core properties                                           $250,014     $238,785      $  85,454      $ 81,294
  Non-core properties                                         38,334       19,845         16,746         8,540
Reconciling items                                              1,530        4,158            154         1,215
                                                         -----------   ----------    -----------     ---------
Total Revenue                                               $289,878     $262,788       $102,354      $ 91,049
                                                            ========     ========       ========      ========
Profit (loss)
Funds from operations:
Apartments owned
  Core properties                                           $142,339     $134,250      $  50,362      $ 48,427
  Non-core properties                                         24,220       11,810         10,911         5,836
Reconciling items                                              1,530        4,158            154         1,215
                                                          ----------   ----------    -----------     ---------
Segment contribution to FFO                                  168,089      150,218         61,427        55,478
General & administrative expenses                             (8,758)      (7,292)        (2,837)       (2,324)
Interest expense                                             (56,964)     (48,591)       (19,990)      (17,099)
Depreciation of unconsolidated affiliates                        505          291             68            88
Non-real estate depreciation/amortization                       (823)        (426)          (420)         (115)
Redeemable preferred dividend                                 (2,805)           -         (1,350)            -
Income from discontinued operations before  minority
interest, depreciation and gain on  disposition     of
property                                                       3,584        5,269            469         1,790
                                                          ----------   ----------    -----------     ---------
Funds from Operations                                        102,828       99,469         37,367        37,818
Depreciation - apartments owned                              (48,626)     (46,960)       (17,020)      (16,061)
Depreciation of unconsolidated affiliates                       (505)        (291)           (68)          (88)
Redeemable preferred dividend                                  2,805            -          1,350             -
Impairment of real property                                   (1,565)           -         (1,565)            -
Gain (loss) on disposition of properties                        (402)      22,085              -         8,437
Income from discontinued operations before  minority
interest and gain on disposition of property                  (2,664)      (3,388)          (402)       (1,167)
Minority interest                                            (13,655)     (24,134)        (5,969)      (10,318)
                                                            ---------  -----------     ----------     ---------
Income from continuing operations                          $  38,216    $  46,781      $  13,693      $ 18,621
                                                           =========    =========      =========      ========

Assets - As of September 30, 2002 and December 31, 2001
                                                                                        2002            2001
                                                                                        ----            ----
Apartments owned:
  - Core                                                                              $1,664,469    $1,712,745
  - Non-core                                                                             593,777       220,769
Reconciling items                                                                        129,245       130,275
                                                                                     -----------  ------------
Total Assets                                                                          $2,387,491    $2,063,789
                                                                                      ==========    ==========


                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.       Pro Forma Condensed Financial Information

         The Company acquired fourteen apartment communities ("2002 Acquired Communities") with 3,839 units in four unrelated transactions during the nine-month period ended September 30, 2002. The total purchase price (including closing costs) of $347.6 million equates to approximately $91 per apartment unit. Consideration for the communities included $82.9 million of cash on hand, $128.7 million of assumed debt (fair market value of $145.1 million), $102.4 million from the Company's line of credit and $21.8 million of cash raised through common and preferred equity offerings and $11.8 million in Operating Partnership Units ("OP Units") in the Company (fair market value of $11.5).

         In addition, during the nine-month period ended September 30, 2002, the Company sold eleven apartment communities ("2002 Disposed Properties") having 1,647 units in seven unrelated transactions as part of its strategic disposition program. The total sales price of $83.9 million equates to $51 per apartment unit. A gain on sale of approximately $9 million, prior to the allocation of minority interest, has been recorded in relation to these sales and is reflected in discontinued operations.

         The following proforma information was prepared as if the following had occurred on January 1, 2001 (i) the 2002 transactions related to the acquisition of the "2002 Acquired Communities", (ii) the 2001 transactions related to the acquisition of ten apartment communities in nine separate transactions, (iii) the disposition of the "2002 Disposed Properties", (iv) the 2001 transactions related to the disposition of 14 apartment communities in six separate and (v) the 2002 Series F Preferred Share offering and the two common equity offerings. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 2001, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the nine-months ended September 30, 2002 and 2001, consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2001 to the acquisition date.

                                                             For the Nine-Months Ended
                                                                   September 30,
                                                             2002                2001
                                                             ----                ----

Total revenues                                           $309,363            $298,780
Net Income                                                 41,215              39,017
Net income available to common shareholders                23,918              21,790

Per common share data:
Net income available to common shareholders
    Basic                                                  $0.92                 0.97
    Diluted                                                $0.91                 0.97

Weighted average number of shares outstanding:
    Basic                                              25,930,274          22,557,041
    Diluted                                            26,249,167          22,652,756


                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.       Derivative Financial Instruments

         The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt. As of September 30, 2002, the aggregate fair value of the Company's interest rate swaps was $1,611 prior to the allocation of minority interest and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the nine and three-months ending September 30, 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

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

         Included in discontinued operations for the nine and three-months periods ended September 30, 2002 are eleven apartment community dispositions. The operations of these eleven properties have been reflected as discontinued operations on a comparative basis for the nine and three-months periods ended September 30, 2001. For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are sold or classified as held for sale. As of September 30, 2002, there were no properties classified as held for sale.

         During the nine-month period ended September 30, 2002, the Company sold eleven apartment communities having 1,647 units in seven unrelated transactions as part of its strategic disposition program. The total sales price of $83.9 million equates to $51 per apartment unit. A gain on sale of approximately $9 million, prior to the allocation of minority interest, has been recorded in relation to these sales and is reflected in discontinued operations.

         In connection with the Company's strategic asset disposition program, management is constantly reevaluating the performance of its portfolio on a property-by-property basis. The Company from time to time determines that it is in the best interest of the Company to dispose of assets that have reached their potential or are less efficient to operate due to their size or remote location and reinvest such proceeds in higher performing assets located in targeted geographic markets. It is possible that the Company will sell such properties at a loss. In addition, it is possible that for assets held for use, certain holding period assumptions made by the Company may change which could result in the Company's recording of an impairment charge.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.       Disposition of Property and Discontinued Operations (continued)
         ---------------------------------------------------------------

         The operating results of discontinued operations are summarized as follows as of and for the nine and three-months periods ended September
         30, 2002, and 2001.


                                                                      Nine                             Three
                                                                     Months                         Months
                                                              2002           2001            2002            2001
                                                          -----------    ------------    ------------    -----------

        Revenues:
            Rental Income                                      $5,361        $ 9,791          $  594          $3,309
            Property other income                                  94            232               7              87
                                                          -----------    ------------    ------------    -----------
         Total Revenues                                         5,455         10,023             601           3,396

                  Operating and Maintenance                     1,637          4,289             132           1,412
            Interest expense                                      234            465               -             194
            Depreciation and amortization                         920          1,881              67             623
                                                          -----------    ------------    ------------    -----------

         Total Expenses                                         2,791          6,635             199           2,229

         Income from discontinued operations before
            minority interest and gain on disposition
            of property                                         2,664          3,388             402           1,167

         Minority interest                                      1,021          1,424             151             493
                                                          -----------    ------------    ------------    -----------


         Income from discontinued operations before
            gain on disposition of property                     1,643          1,964             251            674

         Gain on disposition of property, net of
            minority interest                                   5,601              -           2,912              -
                                                          -----------    ------------    ------------    -----------


         Income from discontinued operations                   $7,244        $ 1,964          $3,163         $   674
                                                          ===========    ============    ============    ===========


10.      Line of Credit

         In September 2002, the Company extended its revolving line of credit with M&T Bank for a period of three years, increasing the line from $100 million to $115 million. The Company's outstanding balance as of September 30, 2002 was $86 million. Borrowings under the line of credit bear interest at 1.15% over the one-month LIBOR rate. The line of credit expires on September 1, 2005.

11.      Contingency

         The Company had recently undergone a state tax audit whereby the state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax periods through September 30, 2002, the assessment would be approximately $1.5 million. The Company believes that the assessment and the state's underlying position for the tax periods 1998 through 2000 are neither supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The Company has filed an appeal to the Commonwealth Court in the state for the 1998 and 1999 tax years. There have been no further proceedings to date and the Company intends to vigorously contest the assessments. The Company has been advised that it has meritorious positions for its previous tax filings for the years 1998, 1999, and 2000. However, the Company has accrued

                      HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



11.      Contingency (continued)

         approximately $660 as of September 30, 2002 for estimated costs associated with this matter.


12.      Impairment of Real Property

         During September, 2002, the Company recorded an impairment charge of $1,565 on an apartment community located in Columbus, Ohio. During the third quarter the Company made the decision to pursue the sale of this property pursuant to its strategic disposition program. Although the Company determined that it did not meet the criteria as held for sale pursuant to SFAS 144, the Company performed an impairment test on a held and used basis which resulted in assigning probabilities of identified cash flows based upon certain alternative courses of action. As a result of this analysis, the Company determined that an impairment was noted. Accordingly, the Company recorded an impairment charge based upon the fair market value of the property, less estimated costs to sell, compared to its net book value. The property, however, has not been reflected in discontinued operations for either the nine or three-month period ended September 30, 2002, as it does not meet the criteria for held for sale classification.

13.      Transactions with Affiliates

         In 1997, certain officers and inside directors of the Company entered into a lease termination agreement with the Company. The agreement provided for a contingent termination fee based upon the performance of the underlying property. During the three-months ended September 30, 2002, $308 became payable and was paid to the Company within the 30 days allowed under the terms of the agreement. This amount was classified in Other Property Income in the Consolidated Statement of Operations.

14.      Subsequent Events

         On October 11, 2002 the Company acquired five communities in the Hudson Valley region of New York with a total of 224 units (collectively the "Wallace Portfolio"). The total purchase price of $12.8 million, including closing costs, equates to approximately $57 per unit and was funded by the assumption of $7.4 million in debt (fair market value of $8.5) and $5.4 million in cash.

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

During the quarter, the Company extended its revolving line of credit with M&T Bank for a period of three years, increasing the line from $100 million to $115 million. The Company's outstanding balance as of September 30, 2002 was $86 million. Borrowings under the line of credit bear interest at 1.15% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will effect the Company's results of operations and financial condition. The line of credit expires on September 1, 2005.

To the extent the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan ("DRIP"), proceeds from the sale of properties, long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of September 30, 2002, the Company owned 19 properties with 3,570 apartment units, which were unencumbered by debt.

During the fourth quarter of 2002, the Company anticipates closing on various non-recourse mortgage loans totaling approximately $183 million with interest fixed at a weighted average rate of 5.25% with an average term of 6.2 years. These loans will replace $84 million of existing financing with a weighted average interest rate of 8.07%. The annual savings in interest expense on the $84 million is projected to exceed $2.3 million. The net proceeds of $99 million will be used to repay existing indebtedness on the Company's outstanding line of credit and for general corporate purposes including the funding of future acquisitions. In connection with these transactions, an extraordinary item of approximately $2.3 million will be incurred in the fourth quarter relative to prepayment penalties on the existing loans paid off before maturity.

In May, 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $400 million of shares of common stock and other securities. The available balance on the shelf at September 30, 2002 is $144.4 million.

On September 30, 1999, the Company completed the sale of $50 million of Series B Preferred Stock in a private transaction with GE Capital. The Series B Preferred Stock carried an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company's common shares into which the preferred shares could be converted. The stock had a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, no-call provision. On February 4, 2002, 1.0 million of the Series B Preferred Stock were converted into 839,771 shares of common stock. The conversion had no effect on the reported results of operations. On May 24, 2002 the Company repurchased the remaining 1.0 million shares outstanding at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted). The Company repurchased the shares for $29,392, equal to the $35.00 common stock trading price when the transaction was consummated. A premium of $5,025 was incurred on the repurchase and has been reflected as a charge to net income available to common shareholders' in the consolidated statement of operations.

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

In December, 2000, the Company completed the sale of $30 million of Series E Preferred Stock in a private transaction, again with affiliates of Prudential and Teachers. The Series E Preferred Stock carries an annual dividend rate equal to the greater of 8.55% or the actual dividend paid on the Company's common shares into which the preferred shares can be converted. The stock has a conversion price of $31.60 per share and a five-year, no-call provision. In addition, as part of the Series E Preferred Stock transaction, the Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share, expiring in five years. On August 20, 2002, 63,200 of the Series E Convertible Preferred Shares were converted into 200,000 shares of common stock. The conversion had no effect on the reported results of operations.

On February 28, 2002, the Company closed on two common equity offerings totaling 704,602 shares of the Company's common stock, at a weighted average price of $30.99 per share, resulting in net proceeds to the Company of approximately $21.8 million.

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

The issuance of UPREIT Units for property acquisitions continues to be a significant source of capital. During the third quarter of 2002, the Company acquired an 864-unit property for a total purchase price of $73.7 million. The Company issued UPREIT units valued at approximately $11.8 million (fair market value of $11.5), with the balance funded by the assumption of debt and cash. During 2001, 520 apartment units in two separate transactions were acquired for a total cost of $33 million using UPREIT Units valued at approximately $19 million, with the balance paid in cash or assumed debt.

During 2001, $32 million of common stock was issued under the Company's DRIP. An additional $21 million has been raised through the DRIP program during the first nine months of 2002.

The DRIP was amended, effective April 10, 2001, in order to reduce management's perceived dilution from issuing new shares at or below the underlying net asset value. The discount on reinvested dividends and optional cash purchases was reduced from 3% to 2%. The maximum monthly investment (without receiving approval from the Company) was reduced from $5 thousand to $1 thousand. As expected, these changes significantly reduced participation in the plan. Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP participants to provide for investments in excess of the $1 thousand maximum monthly investment. In connection with the announcement of the February, 2002 dividend, the Company announced such waivers will be considered beginning with the March 2002 optional cash purchase, as management believes the stock is trading at or above its estimate of net asset value. For the three-month period ended March 31, 2002, the Company granted 53 waivers for purchases aggregating a total of $3.9 million. No waivers were granted during the second and third quarters.

On August 6, 2002 the Board of Directors increased its authorization 2,000,000 shares to repurchase its common stock or UPREIT units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board's action does not establish a target stock price or a specific timetable for share repurchase. During the first nine months of 2002, there were no shares or UPREIT Units repurchased by the Company. At September 30, 2002 the Company had authorization to repurchase 3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

As of September 30, 2002, the weighted average rate of interest on mortgage debt is 7.28% and the weighted average maturity is approximately 9 years. Approximately 99.4% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Off-Balance Sheet Investments

The Company has investments in and advances to approximately 133 limited partnerships where the Company acts as the managing general partner. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement. To the extent that it is determined that the limited partners cannot absorb their share of the losses, if any, the general partner will record the limited partners share of such losses.

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

These partnerships are funded with non-recourse financing. The Company's proportionate share of non-recourse financing was $5.7 million at September 30, 2002. The Company has guaranteed a total of $602 of debt associated with two of these partnerships. In addition, the Company, including the Management Companies, has provided loans and advances to certain of the partnerships aggregating $23.5 million at September 30, 2002. The Company assesses the financial status and cash flow of each of the partnerships at each balance sheet date in order to assess recoverability of its investment in and advances to these affiliates.

The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on the guarantees described above.

Acquisitions and Dispositions

During the third quarter of 2002, the Company acquired two communities in Maryland with a total of 1,455 apartment units in two unrelated transactions. Total consideration for the two communities was $115 million, including closing costs, or an average of $79 per unit. Consideration for the properties included $58.8 million in assumed debt (fair market value of $69.7 million), $44.4 million cash, and $11.8 million in Operating Partnership Units in the Company (fair market value of $11.5). The weighted average first year cap rate on the acquisitions closed during 2002 is 8.6%.

Also, during the third quarter of 2002, the Company sold one community with a total of 664 units located in Virginia for total consideration of $41.6 million or an average of $62,700 per unit. A gain on sale of approximately $4.7 million (before allocation of minority interest) was reported in the third quarter and is reflected in discontinued operations. The weighted average first year cap rate on the sale is 8.4% (before a reserve for capital expenditures). In conformity with NAREIT guidelines, the gains from real property are not included in reported FFO results.

In connection with the Company's strategic asset disposition program, management is constantly reevaluating the performance of its portfolio on a property-by-property basis. The Company from time to time determines that it is in the best interest of the Company to dispose of assets that have reached their potential or are less efficient to operate due to their size or remote location and reinvest such proceeds in higher performing assets located in targeted geographic markets. It is possible that the Company will sell such properties at a loss. In addition, it is possible that for assets held for use, certain holding period assumptions made by the Company may change which could result in the Company's recording of an impairment charge.

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

The Company estimates that on an annual basis $525 per unit is spent on recurring capital expenditures. During the three and nine-month periods ended September 30, 2002, approximately $131 and $393 per unit was estimated to be spent on recurring capital expenditures, respectively. The table below summarizes the actual total capital improvements incurred by major categories for the three and nine-month periods ended September 30, 2002 and 2001 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and nine-month periods ended September 30, 2002 as follows:

                        For the three-month period ended September 30,
                              (in thousands, except per unit data)
                                              2002                                                    2001
                    ------------------------------------------------------------------      -----------------------
                  Recurring           Non-Recurring          Total Capital                 Total Capital
                   Cap Ex  Per Unit(a)  Cap Ex   Per Unit(a)  Improvements    Per Unit(a)  Improvements   Per Unit(a)


New Buildings       $  -   $   -        $  642    $  16        $  642         $   16         $  824        $   23
Major building
improvements         911      22         4,014      100         4,925            122          6,623           181

Roof replacements    348       9         1,007       25         1,355             34          1,357            37

Site improvements    334       8         2,664       67         2,998             75          4,748           130

Apartment upgrades   657      16         9,574      239        10,231            255         11,547           316

Appliances           546      14           845       21         1,391             35          1,527            42

Carpeting/Flooring 1,714      43         1,619       40         3,333             83          2,926            80

HVAC/Mechanicals     505      13         3,369       84         3,874             97          2,883            79

Miscellaneous        224       6           658       16           882             22            610            17
                     ----     --          ----      ---          ----            ---            ---           ---
Totals             5,239    $131       $24,392     $608       $29,631         $  739        $33,045       $   905


(a) Calculated using the weighted average number of units outstanding, including 34,540 core units, 2001 acquisition units of 2,820 and 2002 acquisition units of 2,683 for the three-months ended September 30, 2002 and 34,540 core units and 2001 acquisition units of 1,993 for the three-months ended September 30, 2001.


                         For the nine-month period ended September 30,
                              (in thousands, except per unit data)
                                             2002                                                               2001
                    ---------------------------------------------------------------------------        -----------------------

                            Recurring           Non-Recurring           Total Capital                Total Capital
                             Cap Ex   Per Unit(a)  Cap Ex   Per Unit(a)  Improvements    Per Unit(a)  Improvements    Per Unit(a)


New Buildings                $    -    $   -       $3,799     $ 98        $  3,799         $  98       $   2,705       $   77

Major building improvements   2,653       68       12,420      320          15,073           388          18,581          526

Roof replacements             1,014       26        2,435       63           3,449            88           2,779           79

Site improvements               971       25        7,614      196           8,585           221           9,387          266

Apartment upgrades            1,914       49       23,430      603          25,344           652          28,448          805

Appliances                    1,590       41        1,790       46           3,380            87           3,731          106

Carpeting/Flooring            4,991      128        3,294       85           8,284           214           7,544          213

HVAC/Mechanicals              1,470       38        7,381      190           8,851           228           7,806          221

Miscellaneous                   652       18        2,453       62           3,105            80           2,284           65
                               ----      ---        ------     ---          ------           ---            ---          ----
 Totals                    $ 15,255    $ 393      $64,616   $1,663         $79,871        $2,056        $ 83,265        2,358

(a) Calculated using the weighted average number of units outstanding, 34,540 core units, 2001 acquisition units of 2,820 and 2002 acquisition units of 1,498 for the nine-months ended September 30, 2002 and 35,204 core units and 2001 acquisition units of 811 for the nine-months ended September 30, 2001.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

                                      For the three-month period ended September 30,
                                           (in thousands, except per unit data)
                                                         2002                                          2001
                             --------------------------------------------------------------   ---------------------

                              Recurring          Non-recurring       Total Capital            Total Capital
                               Cap Ex   Per Unit   Cap Ex   Per Unit Improvements  Per Unit   Improvements   Per Unit


Core  Communities  owned
 < 5 years                    $  3,842    $ 131   $ 17,221  $  587    $ 21,063      $ 718      $  29,802      $ 971
Core  Communities  owned
 > 5 years                         678      131      1,820     351       2,498        482          2,569        669
                                  ----    -----     ------    ----      ------       ----          -----        ---
  Core Communities-subtotal      4,520       131    19,041     551      23,561        682         32,271        937
2002 Acquisition Communities       351       131     2,121     791       2,472        922             -           -
2001 Acquisition Communities       368       131     3,230   1,145       3,598      1,276            674        338
                                  ----    ------    ------   -----      ------     ------         ------        ---

Sub-total                        5,239       131    24,392     608      29,631        739         33,045        905
2002 Disposed Communities          181       131       204     148         385        279            881        535
2001 Disposed Communities            -         -         -       -           -         -             458        242
Corporate office expenditures (1)    -         -         -       -         735         -           1,296          -
                                  ----    ------    ------   -----      ------     ------         ------        ---
                              $  5,420     $ 131  $ 24,596   $ 594    $ 30,751    $   725       $ 35,680     $  858




                                          For the nine-month period ended September 30,
                                              (in thousands, except per unit data)
                                                           2002                                       2001
                             --------------------------------------------------------------     ---------------------

                              Recurring          Non-recurring         Total Capital            Total Capital
                               Cap Ex   Per Unit    Cap Ex   Per Unit  Improvements  Per Unit   Improvements   Per Unit

Core  Communities owned
 < 5 years                    $ 11,527   $ 393    $ 48,174   $ 1,641     $ 59,701    $ 2,034     $  75,671     $ 2,465
Core  Communities owned
 > 5 years                       2,033     393       5,403     1,043        7,436      1,436         6,887       1,792
                                ------  ------       -----     -----       ------      -----         -----       -----
  Core Communities-subtotal     13,560     393      53,577     1,551       67,137      1,944        82,558       2,390
2002 Acquisition Communities       588     393       3,219     2,149        3,807      2,542             -           -
2001 Acquisition Communities     1,107     393       7,820     2,773        8,927      3,166           707         874
                                ------  ------       -----    ------        -----      -----           ---         ---
Sub-total                       15,255     393      64,616     1,663       79,871      2,056        83,265       2,358
2002 Disposed Communities          340     393         632       729          972      1,122         1,866       1,133
2001 Disposed Communities            -       -           -         -            -          -         2,120       1,225
Corporate office expenditures (1)    -       -           -         -        2,995          -         2,250           -
                                ------  ------       -----    ------        -----      -----           ---         ---
                              $ 15,595   $ 393    $ 65,248   $ 1,642      $83,838   $  2,035    $   89,501     $ 2,253

(1) No distinction is made between recurring and non-recurring expenditures for corporate office.


Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its mortgage notes payable and its borrowings under the line of credit. The Company's mortgage notes payable and line of credit outstanding at September 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                                   September 30, 2002    December 31, 2001
                                                                    ---------------        ---------------
Fixed rate mortgage notes payable                                        $1,155,226            $954,203
Variable rate mortgage notes payable                                          6,055               6,155
                                                                      -------------         -----------
Total mortgage notes payable                                              1,161,281             960,358
Variable rate line of credit facility                                        86,000              32,500
                                                                       ------------          ----------
Total mortgage notes payable and line of credit facility                 $1,247,281            $992,858
                                                                         ==========            ========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from November, 2002 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 3.01% and 3.27% at September 30, 2002 and December 31, 2001, respectively. The weighted average interest rate of the Company's fixed rate notes was 7.30% and 7.27% at September 30, 2002 and December 31, 2001, respectively.

The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors.

As discussed in the section entitled "Off-Balance Sheet Investments," the Company has the following guarantees or commitments relating to its equity method partnership investments: a) guarantee for a total of $602 of debt associated with two partnerships, b) guarantee of the low income housing tax credits to the limited partners for a period of five years in 42 partnerships totaling approximately $48.5 million, and c) the Company is obligated to advance funds to meet partnership operating deficits for certain partnerships. The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on these guarantees.

Results of Operations

Comparison of nine months ended September 30, 2002 to the same period in 2001

The Company had 122 apartment communities with 34,540 units which were owned during the nine-month periods being presented (the "Core Properties"). The Company acquired an additional 24 apartment communities with 6,659 units during 2001 and 2002 (the "Acquired Communities"). In addition, the Company also disposed of 27 properties with a total of 5,319 units during 2001 and 2002. These dispositions, excluding the eleven property dispositions that occurred during 2002, classified as discontinued operations both in 2002 and 2001, are herein referred to as the Disposed Communities. The inclusion of these Acquired Communities, net of Disposed Communities, generally accounted for the significant changes in operating results for the nine-months ended September 30, 2002.

A summary of the Core Properties net operating income is as follows (in thousands):

                                               Nine Months                                 Three Months
                                  --------------------------------------       --------------------------------------
                                     2002            2001         % Chg         2002              2001        % Chg
                                     ----            ----         -----         ----              ----        -----

Rental income                       $240,187        $229,927       4.5%         $81,691          $78,247       4.4%
Property other income                  9,827           8,858      10.9%           3,763            3,047      23.5%
                                   ---------       ---------      -----        --------         --------      -----
Total income                         250,014         238,785       4.7%          85,454           81,294       5.1%
Operating and
  maintenance                       (107,675)       (104,535)     (3.0%)        (35,092)         (32,867)     (6.8%)
                                    ---------       ---------    ------        --------         --------      ------
Net operating income                $142,339        $134,250       6.0%         $50,362           48,427       4.0%
                                    ========        ========      =====         =======           ======      =====

Of the $28,874 increase in rental income, $18,614 is attributable to the Acquired Communities, net of Disposed Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 6.7% in weighted average rental rates, offset by a decrease in occupancy from 94.0% to 92.1%.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, net profits from corporate apartments, cable revenue, pet charges, miscellaneous charges to residents and equity in earnings of the general partnership interests increased by a net amount of $844. Of this increase $862 is attributable to the Acquired Communities along with $969 representing a 10.9% increase for the Core Properties. These increases were offset by decreases attributable to the Disposed Communities of $428 and $559 attributable to a decrease in earnings from the general partnerships interests.

Interest and dividend income decreased $1,469 due to decreased levels of financing to affiliates. Interest income includes interest earned on certain officer and director notes for stock purchases. These loans were granted in 1996, 1997, 1998, and 2001. The terms have not changed since the original grant date. Additional detail on these loans can be found in Note 8 in the Company's Form 10-K for the year ended December 31, 2001.

Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, decreased by $1,159 due primarily to an increase in the Company's share of losses from the Management Companies and partnership investments.

Of the $9,219 increase in operating and maintenance expenses, $12,035 is attributable to the Acquired Communities offset by a decrease of $5,956 attributable to Disposed Communities. The balance, a $3,140 increase, is attributable to the Core Properties and is primarily due to an increase in real estate taxes and personnel expense partially offset by savings in natural gas utility costs.

General and administrative expense increased in 2002 by $1,466, or 20%. General and administrative expenses as a percentage of total revenues were 3.0% for 2002 as compared to 2.8% for 2001. The increase can be attributed to increased acquisition related expenses as well as incentive compensation costs. During 2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance, on a comparative basis.

Interest expense increased $8,373 due to the increase in the amount of debt outstanding.

Depreciation and amortization increased $3,024 due to the depreciation on the Acquired Communities and the additions to the Core Properties. This increase is net of the effect of the change in accounting estimate made by management in the first quarter related to certain depreciable lives of real estate and related assets. The change reduced the depreciation expense for the period by approximately $7.8 million. The Company expects this change in useful lives to increase net income by approximately $10.3 million in 2002 over 2001.

The $402 loss on disposition of property primarily relates to additional expenses incurred in the first quarter of 2002 for a sale which closed in the fourth quarter of 2001. These costs represent a change in estimate from those accrued at the time of sale.

The impairment of real property of $1,565 relates to apartment community located in Columbus, Ohio. During the third quarter the Company made the decision to pursue the sale of this property pursuant to its strategic disposition program. Although the Company determined that it did not meet the criteria as held for sale pursuant to SFAS 144, the Company performed an impairment test on a held and used basis which resulted in assigning probabilities of identified cash flows based upon certain alternative courses of action. As a result of this analysis, the Company determined that an impairment was noted. Accordingly, the Company recorded an impairment charge based upon the fair market value of the property, less estimated costs to sell, compared to its net book value. The property however, has not been reflected in discontinued operations for either the nine or three-month period ended September 30, 2002, as it does not meet the criteria for held for sale classification.

The property is not currently under contract to be sold, however, based upon the properties estimated selling price at a comparable cap rate for the region, less estimated selling costs, as compared to the current net book value of the property, an impairment charge was incurred.

Minority interest decreased $10,479 primarily due to the decrease in the gain on disposition of property when compared to the previous period.

The Company adopted the provisions of Statement of Financial Accounting Standard No. 144 (SFAS), "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of an apartment community is now considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved which often corresponds with the actual closing date. As of September 30, 2002 there were no properties held for sale.

Included in discontinued operations for the nine-month period ended September 30, 2002 are eleven apartment community dispositions. The operations of these eleven properties have been reflected on a comparative basis for the period ended September 30, 2001.

Of the $3,285 decrease in net income, $3,443 is attributable to an increase in income before gain (loss) on disposition of property, minority interest and discontinued operations offset by the lower gains on sale of property, including discontinued operations, in the first three quarters of 2002 as compared to 2001 after the allocation of income to minority interest.

Comparison of the three months ended September 30, 2002 to the same period in 2001.

Of the $11,509 increase in rental income, $8,065 is attributable to the Acquired Communities, net of Disposed Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 6.7% in weighted average rental rates, offset by a decrease in occupancy from 94.2% to 92.2%.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, net profits from corporate apartments, cable revenue, pet charges, miscellaneous charges to residents and equity in earnings of the general partnership interests increased by $857. Of this increase $217 is attributable to the Acquired Communities, $716 represents a 23.5% increase for the Core Properties, and $5 is attributable to an increase in earnings from the general partnership interests. These increases were offset by a decrease attributable to the Disposed Communities of $81.

Interest and dividend income decreased $247 due to decreased levels of financing to affiliates.

Other income, which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, decreased by $814 due primarily to an increase in the Company's share of losses from the Management Companies and partnership investments.

Of the $5,356 increase in operating and maintenance expenses, $4,136 is attributable to the Acquired Communities offset by a decrease of $1,005 attributable to Disposed Communities. The balance, a $2,225 increase, is attributable to the Core Properties and is primarily due to an increase in real estate taxes, repairs and maintenance and personnel costs, offset by a reduction in natural gas utility expenses and property insurance.

General and administrative expense increased in 2002 by $513, or 22.1%. General and administrative expenses as a percentage of total revenues were consistent over the same periods representing 2.8% for 2002 as compared to 2.6% for 2001. During 2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance, on a comparative basis.

Interest expense increased $2,891 due to the increase in the amount of debt outstanding.

Depreciation and amortization increased $1,820 due to the depreciation on the Acquired Communities and the additions to the Core Properties. This increase is net of the effect of the change in accounting estimate made by management in the first quarter related to certain depreciable lives of real estate and related assets. The change reduced the depreciation expense for the period by approximately $2.6 million. The Company expects this change in useful lives to increase net income by approximately $10.3 million in 2002 over 2001.

Minority interest decreased $4,349 primarily due to the decrease in the gain on disposition of property, including discontinued operations, when compared to the previous period.

Included in discontinued operations for the nine-month period ended September 30, 2002 are eleven apartment community dispositions. The operations of these eleven properties have been reflected on a comparative basis for the period ended September 30, 2001.

Of the $2,439 decrease in net income, $840 is attributable to a decrease in income before gain (loss) on disposition of property, minority interest and discontinued operations. The remainder is the result of lower gains on sale of property, including discontinued operations, in the second quarter of 2002 as compared to 2001 after the allocation of income to minority interest.

Funds From Operations

Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO is generally defined as net income (loss) before gains (losses) from the sale of property and business, non-cash impairment charges and extraordinary items, before minority interest in the Operating Partnership, plus real estate depreciation. This presentation excludes the dividends on the Series F Preferred Stock and assumes the conversion of dilutive common stock equivalents and convertible preferred stock. FFO for the nine-month period ended September 30, 2002 adjusts for the add back of the premium on the Series B preferred stock repurchase. Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Cash provided by operating activities was $105,066 and $106,136 for the nine-month periods ended September 30, 2002 and 2001, respectively. Cash used in investing activities was $221,391 and $114,544 for the nine-month periods ended September 30, 2002 and 2001, respectively. Cash provided by financing activities was $113,420 and $3,156 for the nine-month periods ended September 30, 2002 and 2001, respectively. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO for the nine and three-months periods ended September 30, 2002 and 2001 are presented below (in thousands):


                                                                            Nine-months                    Three-months
                                                                       Sept. 30       Sept. 30        Sept. 30     Sept. 30
                                                                         2002            2001           2002         2001
                                                                         ----            ----           ----         ----


Net income available to common shareholders                           $29,408         $35,253         13,063      $14,797
Convertible preferred dividends                                         8,222          13,492          2,443        4,498
Series B preferred stock redemption                                     5,025               -              -            -
Minority interest                                                      13,655          24,134          5,969       10,318
Minority interest - income from discontinued operations                 1,021           1,424            151          493
Depreciation from real property                                        48,626          46,960         17,020       16,061
Depreciation from real property from unconsolidated entities              505             291             68           88
Impairment of real property                                             1,565               -          1,565            -
(Gain) loss on disposition of property                                    402         (22,085)                     (8,437)

(Gain) loss on disposition of discontinued operations                  (5,601)                 -      (2,912)           -
                                                                     --------         --------       -------      -------
FFO                                                                  $102,828         $99,469        $37,367      $37,818
                                                                     ========         =======        =======      =======
Weighted average common shares/units outstanding:
     - Basic                                                         41,739.9        37,687.0       42,364.2     38,010.4
     - Diluted                                                       46,370.1        44,895.1       46,367.7     45,281.1

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

In connection with the issuance of the Series F Preferred Stock, the Company is required to maintain for each fiscal quarterly period a fixed charge coverage ratio, as defined in the Series F Cumulative Redeemable Preferred Stock Article Supplementary, of 1.75 to 1.0. The fixed charge coverage ratio and the components thereof do not represent a measure of cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs. Further, this ratio should not be considered as an alternative measure to net income as an indication of the Company's performance or of cash flow as a measure of liquidity. The calculation of the fixed charge coverage ratio for the three most recent quarters since the issuance of the Series F Preferred Stock are presented below (in thousands). Net operating income from discontinued operations in the calculation below is defined as total revenues from discontinued operations less operating and maintenance expenses as presented Note 9 to the consolidated financial statements.


                                                                               Three-months
                                                                   Sept. 30      June 30     March 31
                                                                     2002         2002         2002
                                                                     ----         ----         ----

   EBITDA
        Total revenues                                             $102,354      $98,633       $92,397
        Net operating income from discontinued operations               469          519           382
        Operating and maintenance                                   (40,927)     (39,451)      (42,469)
        General and administrative                                   (2,837)      (2,822)       (3,099)
                                                                   ---------    ---------     ---------
                                                                    $59,059      $56,879       $47,211
   Fixed Charges
        Interest expense                                            $19,990      $18,973       $18,026
        Interest expense on discontinued operations                       -          153            56
        Preferred dividends                                           3,793        3,852         3,382
        Capitalized interest                                            230          269           230
                                                                  ---------    ---------     ---------
                                                                    $24,013      $23,247       $21,694

   Times Coverage ratio:                                               2.46         2.45          2.18

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

Declaration of Dividend

On October 29, 2002, the Company declared a dividend of $.61 per common share for the period from July 1, 2002 to September 30, 2002. This is the equivalent of an annual distribution of $2.44 per share. The dividend is payable November 27, 2002 to shareholders of record on November 15, 2002.

On October 29, 2002 the Company also declared a regular dividend of $0.5625 per share on its Series F Cumulative Redeemable Preferred Stock, for the quarter ending November 30, 2002. The dividend on the preferred shares is payable on December 2, 2002, to shareholders of record on November 15, 2002. This dividend is equivalent to an annualized rate of $2.25 per share.

Subsequent Events

On October 11, 2002 the Company acquired five communities in the Hudson Valley region of New York with a total of 224 units (collectively the "Wallace Portfolio"). The total purchase price of $12.8 million, including closing costs, equates to approximately $57 per unit and was funded by the assumption of $7.4 million in debt (fair market value of $8.5 million) and $5.4 million in cash. The weighted average expected first year cap rate for these communities is 7.1%.

Contingency

The Company had recently undergone a state tax audit whereby the state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax periods through September 30, 2002, the assessment would be approximately $1.4 million. The Company believes that the assessment and the state's underlying position for the tax periods 1998 through 2000 are neither supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. The Company has filed an appeal to the Commonwealth Court in the state for the 1998 and 1999 tax years. There have been no further proceedings to date and the Company intends to vigorously contest the assessments. The Company has been advised that it has meritorious positions for its previous tax filings for the years 1998, 1999, and 2000. However, the Company has accrued approximately $663 as of September 30, 2002 for estimated costs associated with this matter.

New Accounting Standards

In April 2002, the FASB issued SFAS No. 145 -- "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations, or cash flows.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At September 30, 2002 and December 31, 2001, approximately 99% and 96%, respectively, of the Company's debt bore interest at fixed rates with a weighted average maturity of approximately 9 and 10 years, respectively, and a weighted average interest rate of approximately 7.30% and 7.27%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 3 and 1 years and a weighted average interest rate of 3.01% and 3.27%, at September 30, 2002 and December 31, 2001, respectively. The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At September 30, 2002 and December 31, 2001, the interest rate risk on $25.2 million and $35 million, respectively of such variable rate debt has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $25.2 million in variable rate mortgages to fixed rates of 5.91%, 8.22% and 8.40% and $35 million in variable rate mortgages to fixed rates of 5.91%, 7.66%, 8.22% and 8.40%.

At September 30, 2002 and December 31, 2001, the fair value of the Company's fixed rate debt, including the $25.2 million which was swapped to a fixed rate, amounted to a liability of $1.20 billion and $958 million compared to its carrying amount of $1.16 billion and $960 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at September 30, 2002 would have changed the fair value of the Company's fixed rate debt to a liability of $1.27 billion.

The Company intends to continuously monitor and actively manage interest costs on its debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2002, the Company had no other material exposure to market risk.

                        HOME PROPERTIES OF NEW YORK, INC.

                         ITEM 4. CONTROLS AND PROCEDURES


The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officers and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officers and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

                        HOME PROPERTIES OF NEW YORK, INC.

Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibit 10.60 Amendment 52 to the Partnership Agreement
         Exhibit 10.61 Amendment 53 to the Partnership Agreement
         Exhibit 10.62 Amendment 54 to the Partnership Agreement
         Exhibit 10.63 Amendment 55 to the Partnership Agreement, including Schedule A
         Exhibit 10.64 Amendment 2 to the Credit Agreement

(b)      Reports on Form 8-K:

         - Form 8-K was filed on October 22, 2002, date of report January 23, 2002, with respect to Item 5 disclosures reflecting the impact of the classification as discontinued operations of the apartment communities sold on or after January 1, 2002 in certain sections of the Company's annual report filed on Form 10-K for the year ended December 31, 2001.

        - Form 8-K was filed on October 25, 2002, date of report March 1, 2002, with respect to Items 5 and 7 disclosures relating to certain real estate acquisitions and dispositions.

        - Form 8-K was filed on November 7, 2002, date of report November 1, 2002, with respect to Items 7 and 9 disclosures regarding the Registrant's press release announcing its results for the third quarter of 2002 and the third quarter 2002 investor conference call.

        - Form 8-K was filed on November 14, 2002, date of report November 14, 2002, with respect to Items 7 and 9 disclosures regarding Regulation FD disclosures pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      HOME PROPERTIES OF NEW YORK, INC.
                      --------------------------------
                      (Registrant)


                      Date:    November 14, 2002
                               -----------------------------------

                      By:      /s/ Norman P. Leenhouts
                               -----------------------------------
                               Norman P. Leenhouts
                               Chairman and
                               Co-Chief Executive Officer


                      Date:    November 14, 2002
                               -----------------------------------

                      By:      /s/ David P. Gardner
                               --------------------------------------------
                               David P. Gardner
                               Senior Vice President and
                               Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO RULE 13a-14 PROMULGATED BY
                     THE SECURITIES AND EXCHANGE COMMISSION
           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Norman Leenhouts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Home Properties of New York, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                     By:    /s/ Norman Leenhouts
                            -------------------------------

                     Norman Leenhouts
                     Chairman of the Board of Directors and
                     Co-Chief Executive Officer
                     November 14, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO RULE 13a-14 PROMULGATED BY
                     THE SECURITIES AND EXCHANGE COMMISSION
           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Nelson Leenhouts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Home Properties of New York, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                               By:  /s/ Nelson Leenhouts
                                      -------------------------------

                               Nelson Leenhouts
                               President and
                               Co-Chief Executive Officer
                               November 14, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO RULE 13a-14 PROMULGATED BY
                     THE SECURITIES AND EXCHANGE COMMISSION
           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, David P. Gardner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Home Properties of New York, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                   By:  /s/ David P. Gardner
                          -------------------------------

                   David P. Gardner
                   Senior Vice President and
                   Chief Financial Officer
                   November 14, 2002