Form 10-K
period 2002-12-31
HOME PROPERTIES OF NEW YORK INC
filed 2003-03-14
CIK 923118

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 1-13136

HOME PROPERTIES OF NEW YORK, INC.
(Exact name of Registrant as specified in its Charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	16-1455126 (I.R.S. Employer Identification Number)

850 CLINTON SQUARE
ROCHESTER, NEW YORK 14604
(Address of principal executive offices)

Registrant’s telephone number, including area code: (585) 546-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES    X     No

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2002, was approximately $972,723,021.

As of February 21, 2003, there were 27,562,407 shares of common stock, $.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement to be issued in connection with the Company’s 2003 Annual Meeting of Stockholders is incorporated by reference into Items 11, 12 and 13 of Part III of this Report.

TABLE OF CONTENTS Page

PART I

Item 1. Business

The Company

Home Properties of New York, Inc. (“Home Properties” or the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, acquires, and rehabilitates apartment communities. The Company’s properties are regionally focused in the Northeastern, Mid-Atlantic and Midwestern United States. It was formed in November 1993, to continue and expand the operations of Home Leasing Corporation (“Home Leasing”). The Company completed an initial public offering of 5,408,000 shares of common stock (the “IPO”) on August 4, 1994.

The Company conducts its business through Home Properties of New York, L.P. (the “Operating Partnership”), a New York limited partnership in which the Company held a 62.6% partnership interest as of December 31, 2002 (60.0% at December 31, 2001) (such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units outstanding) and two management companies (together, the “Management Companies”) –Home Properties Management, Inc. (“HP Management”) and Home Properties Resident Services, Inc. (“HPRS”) (formerly Conifer Realty Corporation), both of which are Maryland corporations.

Home Properties, through its affiliates described above, as of December 31, 2002, operated 296 communities with 51,841 apartment units. Of these, 41,776 units in 152 communities are owned outright (the “Owned Properties”), 8,072 units in 134 communities are managed and partially owned by the Company as general partner, and 1,993 units in 10 communities are managed for other owners (collectively, the “Managed Properties”).

The Owned Properties and the Managed Properties (collectively, the “Properties”) are concentrated in the following market areas:

	Apts.	Apts. Managed As	Apts.	Apt.
Market Area	Owned	General Partner	Fee Managed	Totals
Suburban Washington, D.C	6,596	--	--	6,596
Philadelphia, PA	6,124	--	--	6,124
Detroit, MI	5,694	--	108	5,802
Baltimore, MD	5,692	82	1,422	7,196
Long Island, NY	3,409	--	--	3,409
Northern New Jersey	2,520	352	--	2,872
Rochester, NY	2,412	1,691	402	4,505
Chicago, IL	2,242	--	--	2,242
Buffalo, NY	1,644	156	--	1,800
Syracuse, NY	1,366	1,486	--	2,852
Albany/Hudson Valley, NY	908	777	61	1,746
South Bend, IN	706	168	--	874
Boston, MA	696	--	--	696
Portland, ME	595	--	--	595
Hamden, CT	498	--	--	498
Dover, DE	432	--	--	432
Columbus, OH	242	948	--	1,190
Western PA	--	2,412	--	2,412

Total # of Units	41,776	8,072	1,993	51,841

Total Number of Communities	152	134*	10	296

        *Excluding two properties where the Company does not manage but is the General Partner.

The Company’s mission is to maximize shareholder value by acquiring, rehabilitating, and managing apartment communities while enhancing the quality of life for its residents, improving the broader communities in which the Company operates, providing employees with opportunities for growth and accomplishment, and demonstrating personal integrity and dedication at all times. Our primary, long-term vision is to be a dominant owner and manager of market-rate apartments with 150 units or more located in selected suburban markets of metropolitan areas with substantial barriers to new development. The metropolitan areas we have selected include Boston, New York City, Philadelphia, Baltimore, Washington, D.C., Detroit and Chicago. We also expect to maintain or grow existing portfolios in other markets as economic/market conditions permit.

The Company’s business strategies include: (i) aggressively managing and improving its communities to achieve increased net operating income; (ii) acquiring additional apartment communities with attractive returns at prices significantly below replacement costs; (iii) disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has slowed down to a pace below the markets targeted for acquisition; and (iv) maintaining a conservative capital structure with cost effective access to the capital markets.

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 2002, it owned a 65.4% interest in the Operating Partnership (such interest has been calculated as the percentage of outstanding common and preferred shares owned by the Company divided by the total outstanding common shares, preferred shares, and Operating Partnership Units outstanding) – one percent as sole general partner and the remainder as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of the limited partner, Home Properties Trust. A portion of the limited partner interests held by Home Properties Trust as of December 31, 2002 consisted of all of the Series C, D, E, and F Limited Partnership Units (3,486,800 units, or 7.5% of the total). Those preferred interests in the Operating Partnership have rights and preferences that mirror the rights and preferences of the holders of the related series of preferred shares in the Company, which are held by Teachers Insurance and Annuity Association of America, affiliates of AEW Capital Management and Pacific Life Insurance Company, and The Equitable Life Assurance Society of the United States. The remaining units (26,560,643 or 56.9% of the total) held by Home Properties Trust have basically the same rights as the other limited partner interests (the “Units”) in the Operating Partnership. Those other Units are owned by certain individuals and entities who received Units in the Operating Partnership as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers of the Company.

The Operating Partnership is a New York limited partnership formed in December 1993. Holders of Units in the Operating Partnership may redeem a Unit for one share of the Company’s common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company. Management expects that it will continue to utilize Units as a form of consideration for a significant portion of its acquisition properties.

Both of the Management Companies are Maryland corporations and, effective January 1, 2001, both converted to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. HP Management was formed in January 1994 and HPRS was formed in December 1995. As of December 31, 2002, the Operating Partnership held 95% of the economic interest in HP Management and 99% of the economic interest in HPRS through non-voting common stock. Nelson and Norman Leenhouts (the “Leenhoutses”) hold the remaining five percent and one percent interest, respectively, through the ownership of voting common stock. The Management Companies manage, for a fee, certain of the residential, commercial and development activities of the Company and provide construction, development and redevelopment services for the Company. The Operating Partnership intends to acquire all of the shares held by the Leenhoutses in the first quarter of 2003. Thereafter, the Management Companies will be wholly owned subsidiaries of the Company.

In September 1997, Home Properties Trust (“QRS”) was formed as a Maryland real estate trust and as a qualified REIT subsidiary, with 100% of its shares being owned by the Company. The QRS has been admitted as a limited partner of the Operating Partnership and the Company transferred all but one percent of its interest in the Operating Partnership to the QRS. Effective December 30, 2002, the Company transferred 100% of its ownership in the QRS to a newly formed entity, Home Properties I, LLC. Home Properties I, LLC is a wholly owned subsidiary of the Company.

The Company currently has approximately 2,000 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604. Its telephone number is (585) 546-4900.

Operating Strategies

The Company will continue to focus on enhancing the investment returns of its Properties by: (i) acquiring apartment communities at prices below new construction costs and repositioning those properties for long-term growth; (ii) recycling assets by disposing of properties that have reached their potential or are less efficient to operate due to size or remote location; (iii) reinforcing its decentralized company philosophy by encouraging employees’ personal improvement and by providing extensive training; (iv) enhancing the quality of living for the Company’s residents by improving the quality of service and physical amenities available at each community every year; (v) readily adopting new technology so that the time and cost spent on administration can be minimized while the time spent attracting and serving residents can be maximized; (vi) continuing to utilize its written “Pledge” of customer satisfaction that is the foundation on which the Company has built its name-brand recognition; and (vii) engaging in aggressive cost controls and taking advantage of volume discounts, thus benefiting from economies of scale while constantly improving the level of customer service.

Acquisition and Sale Strategies

The Company’s core strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that have significant barriers to new construction, easy access to the Company’s headquarters, and enough apartments available for acquisition to achieve a critical mass. Targeted markets also possess other characteristics, including acquisition opportunities below replacement costs, a mature housing stock and stable or moderate job growth. The Company expects that its growth will be focused within suburban sub-markets of select metropolitan areas within the Northeast, Mid-Atlantic and Midwestern regions of the United States, where it has already established a presence. The seven major metropolitan areas the Company will focus on include Boston, New York City, Philadelphia, Baltimore, Washington, D.C., Detroit and Chicago. The Company expects to maintain or grow existing portfolios in other markets as economic/market conditions permit. Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties. The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios. It may also consider strategic investments in other apartment companies.

During 2002, the Company acquired 21 communities with a total of 4,492 units for an aggregate consideration of approximately $430 million, or an average of approximately $95,700 per unit. The weighted average expected first year capitalization rate for the acquired communities was 8.0%. Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income less a 3.0% management fee into a single present value. The acquisitions were concentrated in Long Island (New York City area), Boston, and Washington, D.C.

During 2002, the Company completed the sale of 12 communities with a total of 1,724 units for an aggregate consideration of approximately $87.1 million. The properties sold were either in slower growth markets or less efficient to operate due to their remote locations and/or smaller size. The Company recycled the proceeds from those properties that were expected to produce an unleveraged internal rate of return (“IRR”) from 7% to 10% with the purchase of properties expected to produce an unleveraged IRR of at least 11%. IRR is defined as the discount rate at which the present value of the future cash flows of the investment is equal to the cost of the investment. Several of the properties sold were originally acquired through UPREIT transactions, where operating partnership units, or OP units, are issued to sellers, which help sellers defer taxes. As a result, Section 1031 exchanges were used to defer taxable gains of the UPREIT investor.

In January 2003, the Company sold two communities with a total of 552 units in Indiana and Ohio for an aggregate consideration of approximately $20.6 million, or an average of $37,400 per unit. The expected weighted average first year cap rate on these sales is 8.8% (before a reserve for capital expenditures).

In February 2003, the Company acquired its second property in the Boston region with 280 units in Stoughton, MA. The total purchase price of $34 million, including closing costs, equates to approximately $121,400 per unit and was funded through the use of the Company’s line of credit. The expected first year cap rate for this community is 7.7%.

The Company will continue to contemplate the sale of several of its mature communities. The Company has identified numerous communities for potential sale during 2003. The total estimated fair market value of these communities is in excess of $100 million. The communities are spread over several markets and are generally less efficient to operate due to their remote locations and/or their small size. The Company will not sell these properties, however, unless it achieves targeted prices at levels which would allow it to reinvest the proceeds at higher returns by making acquisitions with repositioning potential. Several of these properties were originally acquired through UPREIT transactions. Therefore, sales will have to be matched with suitable acquisitions using tax deferred exchanges. Although the Company does not know which properties will be sold, the Company has anticipated closing on sales of $100 million in its budget for 2003.

Financing and Capital Strategies

The Company intends to adhere to the following financing policies: (i) maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the market value of outstanding diluted common stock (including the common stock equivalents of the convertible preferred stock, and Units plus total debt) of approximately 50% or less; (ii) utilizing primarily fixed rate debt; (iii) varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and (iv) maintaining a line of credit so that it can respond quickly to acquisition opportunities.

On December 31, 2002, the Company’s debt was approximately $1.3 billion and the debt-to-total market capitalization ratio was 44.1% based on the year-end closing price of the Company’s stock of $34.45. The weighted average interest rate on the Company’s mortgage debt as of December 31, 2002 was 6.45% and the weighted average maturity was approximately eight years. Debt maturities are staggered, ranging from May 2003, through June 2036. As of December 31, 2002, the Company had an unsecured line of credit facility from M&T Bank of $115 million. This facility is available for acquisition and other corporate purposes and bears an interest rate at 1.15% over the one-month LIBOR rate. As of December 31, 2002, there was $35 million in outstanding borrowings on the line of credit.

Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using Units as currency in acquisition transactions. The Company issued approximately $12 million worth of Units as partial consideration in acquisition transactions during 2002 and $19 million worth of Units during 2001. During 2000, $59 million worth of Units were issued. It is difficult to predict the level of demand from sellers for this type of transaction.

The Company also intends to continue to pursue other equity transactions to raise capital with limited transaction costs. During 2002, the Company closed on two common equity offerings totaling 704,602 shares of the Company’s common stock, at a weighted average price of $30.99 per share, resulting in net proceeds to the Company of approximately $21.8 million. Also in 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"). This offering generated net proceeds of approximately $58 million.

In 2000, an aggregate of $115 million of Series C, D and E Convertible Cumulative Preferred Stock (“Series C Preferred”, “Series D Preferred” and “Series E Preferred”) was issued in four private sales to an affiliate of Prudential Real Estate Investors, Teachers Insurance and Annuity Association of America, an affiliate of AEW Capital Management, Pacific Life Insurance Company, and The Equitable Life Assurance Society of the United States.

The Company raised approximately $27 million in 2002 under its Dividend Reinvestment and Direct Stock Purchase Plan (the “Dividend Reinvestment Plan”). Effective April 10, 2001, the Dividend Reinvestment Plan was amended to reduce the discount from the current market price from 3% to 2%. The maximum amount that can be invested without the Company’s prior approval was reduced from $5,000 to $1,000. These changes were implemented to minimize amounts raised under the Dividend Reinvestment Plan at a time when the Company’s common stock was trading below the Company’s estimate of net asset value, and/or the Company did not have an appetite for additional equity.

In 2002, the Company also announced a 2,000,000 share increase in management’s authorization to buy back the Company’s outstanding common stock. Shares may be repurchased through the open market or in privately-negotiated transactions. The Company’s strategy is to opportunistically repurchase shares at a discount to its underlying net asset value, thereby continuing to build value for long-term shareholders. In 2002, the Company did not repurchase any of its outstanding common stock or UPREIT Units. At December 31, 2002 the Company had authorization to repurchase 3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

Corporate Governance Initiatives

During 2002, the Company’s Board of Directors approved several new initiatives to further increase the transparency of financial reporting and to strengthen corporate governance. The Company has never adopted a shareholders rights plan (poison pill) or a staggered Board. The Company believes this clearly demonstrates that shareholders’ interests are paramount to the Company.

In addition to the requirements set forth in the recently enacted Sarbanes-Oxley Act (the “2002 Act”) and the recommendations approved by the New York Stock Exchange on August 1, 2002, the Company’s Board of Directors approved the following policies:

*	Beginning in 2003, stock options will be issued pursuant to a new plan to be submitted for shareholder approval. The new plan will include a provision that options will not vest automatically upon an employee’s retirement but, instead, will continue to vest as scheduled. Re-pricing of options will be prohibited. Directors and executive officers will be required to hold stock issued in connection with a stock option exercise for a minimum of one year and will not be permitted to receive cash on an option exercise.

*	All Directors and executive officers must file binding trading plans with the Company at least 30 days in advance of selling any shares of Home Properties. A plan can be filed or amended only in the absence of any inside information and only during a trading window.

*	In the event of a downward restatement of earnings which is required as a result of material non-compliance due to misconduct, executive officers will be required to repay the portion of their bonus that constituted an overpayment. (This is in addition to the return of all bonus and stock sale profits by the CEO’s and CFO as required by the 2002 Act.)

*	Beginning in 2003, the Company will adopt the fair value method of accounting for stock options. The Company is studying the transition methods available under SFAS 148, “Accounting for Stock Based Compensation — An Amendment of FAS 123” and has not yet determined what method will be used.

Competition

The Company competes with other multifamily owners and operators and other real estate companies in seeking properties for acquisition and in attracting potential residents. The Company’s Properties are primarily in developed areas where there are other properties of the same type which directly compete for residents. The Company, however, believes that its focus on service and resident satisfaction gives it a competitive advantage. The Company also believes that the moderate level of new construction of multifamily properties in its markets in 2002, that generally require higher rental rates, will not have a material adverse effect on its turnover rates, occupancies or ability to increase rents and minimize operating expenses. During the past two years, the Company has encountered competition as it seeks attractive properties in broader geographic areas. Given the perceived depth of available opportunities, this increased level of competition has not prevented the Company from being able to meet its growth expectations.

Market Environment

From the IPO through 2000, the markets in which Home Properties operates could be characterized as stable, with moderate levels of job growth. During 2001 and continuing through 2002, many regions of the United States have experienced varying degrees of economic recession resulting in negative job growth for both the country as a whole and the Company’s markets.

New construction in the Company’s markets is low, relative to the existing multifamily housing stock and compared to other regions of the country. Most of the existing housing stock in the Company’s markets was built before 1980. Zoning restrictions, a scarcity of land and high construction costs make new development difficult to justify in many of the Company’s markets. In 2002, Home Properties’ markets represented 19% of the total estimated existing U.S. multifamily housing stock, but only 13% of the country’s estimated net new supply of multifamily housing units.

In 2001 and continuing through 2002, the recession reversed historical trends, with the net increase in the multifamily rental housing stock exceeding the estimated number of new units needed to satisfy increased demand.

In 2000, net new multifamily supply as a percent of net new multifamily demand in the Home Properties markets was approximately 49%, compared to a national average of 98%. In 2001 and 2002, both the national and the Company’s markets have resulted in an estimated oversupply. The 2002 demand (oversupply) for the Company’s markets relative to estimated net new multifamily supply still compares favorably to national averages.

The third to the last column in the Multifamily Supply and Demand table on page 10 shows the net new multifamily supply as percent of existing multifamily housing stock. In the Company’s markets, net new supply only represents 0.5% of the existing multifamily housing stock. This compares to the national average net new multifamily supply estimates at 1.1% of the multifamily housing stock.

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

                                                Market Demographics
                                                     December    December                                 2002
                                                        Job         Job                                Multifamily
                                                      Growth      Growth                      2002    Units as a %      2002
                                % of       2002      Trailing    Trailing      December      Median     of Total     Multifamily
       MSA Market Area         Owned    Number of    12 Months   12 Months   Unemployment     Home    Housing Units    Housing
                               Units    Households   % Change     Actual         Rate        Value      Stock (4)     Stock (5)
----------------------------------------------------------------------------------------------------------------------------------

Northern VA/DC                   15.8%   1,907,117    (1.1%)      (31,300)       6.1%        216,423      28.1%         564,182
Eastern PA (1)                   14.7%   2,175,325    (0.6%)      (15,000)       5.3%        144,320      14.7%         343,001
Baltimore, MD                    13.6%     997,096    (0.0%)         (200)       4.1%        143,314      17.8%         190,463
Detroit, MI                      13.6%   1,707,591    (1.8%)      (39,000)       5.4%        117,256      15.5%         279,795
Downstate NY (3)                 10.3%   1,556,642    (0.2%)       (4,500)       3.7%        284,761      14.1%         232,658
Northern NJ (2)                   6.0%   2,095,306    (0.3%)       (9,100)       4.9%        247,532      17.6%         391,173
Rochester, NY                     5.8%     421,111    (1.2%)       (6,700)       5.6%        107,159      12.9%          58,295
Chicago, IL                       5.4%   3,006,188    (1.4%)      (57,400)       6.5%        172,333      26.6%         841,265
Buffalo, NY                       3.9%     465,665    (0.4%)       (2,200)       5.8%         93,249      10.7%          54,580
Syracuse, NY                      3.3%     281,720    (0.3%)       (1,100)       5.3%         92,053      14.0%          43,719
South Bend, IN                    1.7%     101,252    (1.2%)       (1,600)       4.7%         82,390      11.9%          12,790
Boston, MA                        1.7%   2,347,382    (1.4%)      (29,300)       4.4%        233,706      20.5%         503,342
Portland, ME                      1.4%     110,975    (0.2%)         (300)       4.5%        179,865      12.9%          16,256
Hamden, CT                        1.2%     651,074    (0.1%)         (200)       4.2%        301,898      17.1%         117,495
Delaware                          1.0%     225,840    (1.9%)       (6,300)       3.6%        146,800      16.7%          40,123
Columbus, OH                      0.6%     626,048    (0.3%)       (2,500)       4.0%        120,659      18.4%         122,914
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Home Properties Markets         100.0%  18,676,332    (0.9%)     (206,700)       4.7%        192,388      19.2%       3,812,051
                              ---------
-------------------------------       --------------------------------------------------------------------------------------------
United States                          107,753,800    (0.2%)     (246,000)       6.0%        121,300      16.7%      19,819,603

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

(4)     Based on Claritas 2002 estimates calculated from the 2000 U.S. Census figures.

Sources: Bureau of Labor Statistics (BLS); Claritas, Inc.; US Census Bureau — Manufacturing & Construction Div.; New York State Department of Labor, Div. Of Research and Statistics. Data collected is data available as of February 13, 2002 and in some cases may be preliminary. BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics. Claritas Inc. is a leading provider of precision marketing solutions and related products/services. U.S. Census Bureau’s parent federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

(5)     2002 Multifamily Housing Stock is from Claritas estimates based on the 2000 U.S. Census.

                                           Multifamily Supply and Demand
                                                                                           Estimated    Estimated
                                                                              Estimated     Net New      Net New
                                 Estimated                       Estimated      2002      Multifamily  Multifamily
                                   2002           Estimated         2002         New      Supply as a  Supply as a                    Expected
                                    New             2002          Net New    Multifamily   % of New      % of New       Expected       Excess
       MSA Market Area           Supply of       Multifamily    Multifamily   Household   Multifamily  Multifamily       Excess       Revenue
                              Multifamily(6)  Obsolescence (7)   Supply (8)  Demand (9)     Demand        Stock       Demand (10)   Growth (11)
-------------------------------------------------------------------------------------------------------------------------------------------------

Northern VA/DC                      9,983           2,821            7,162     (5,877)       (121.9%)      1.3%         (13,039)       (2.3%)
Eastern PA (1)                      1,861           1,715              146     (1,474)         (9.9%)      0.0%          (1,620)       (0.5%)
Baltimore, MD                       1,601             952              648        (24)      (2735.1%)      0.3%            (672)       (0.1%)
Detroit, MI                         2,651           1,399            1,252     (4,027)        (31.1%)      0.4%          (5,280)       (1.9%)
Downstate NY (3)                    2,439           1,163            1,275       (422)       (302.3%)      0.5%          (1,697)       (0.7%)
Northern NJ (2)                     2,927           1,956              971     (1,066)        (91.1%)      0.2%          (2,037)       (0.5%)
Rochester, NY                         269             291              (23)      (576)          3.9%      (0.0%)           (553)       (0.9%)
Chicago, IL                         9,302           4,206            5,096    (10,166)        (50.1%)      0.6%         (15,262)       (1.8%)
Buffalo, NY                           444             273              171       (158)       (108.3%)      0.3%            (328)       (0.6%)
Syracuse, NY                          231             219               12       (103)        (11.9%)      0.0%            (115)       (0.3%)
South Bend, IN                        372              64              308       (127)       (243.0%)      2.4%            (435)       (3.4%)
Boston, MA                          1,776           2,517             (741)    (4,012)         18.5%      (0.1%)         (3,270)       (0.1%)
Portland, ME                          194              81              113        (26)       (435.8%)      0.7%            (138)       (0.9%)
Hamden, CT                             88             587             (499)       (23)       2192.1%      (0.4%)            476         0.4%
Delaware                              322             201              121       (702)        (17.3%)      0.3%            (824)       (2.1%)
Columbus, OH                        5,179             615            4,565       (306)      (1490.7%)      3.7%          (4,871)       (4.0%)
-------------------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------------------------
Home Properties Markets            39,639          19,060           20,577    (29,443)        (69.9%)      0.5%         (50,022)       (1.3%)
-------------------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------------------------
United States                     317,129          99,098          218,031    (27,462)       (793.9%)      1.1%        (245,493)       (1.2%)

    (1)-(5)        see footnotes prior page

(6)     Estimated 2002 New Supply of Multifamily = Multifamily permits (2002 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(7)    Estimated 2002 Multifamily Obsolescence = 0.5% of Estimated 2002 multifamily housing stock.

(8)     Estimated 2002 Net New Multifamily Supply = Estimated 2002 New Supply of Multifamily — Estimated 2002 multifamily obsolescence.

(9)    2002 New Multifamily Household Demand = Trailing 12 month job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/01-12/31/02) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Claritas estimates).

(10)     Expected Excess Demand = Estimated 2002 New Multifamily Household Demand — Estimated 2002 Net New Multifamily Supply.

(11) Expected Excess Revenue Growth = Expected Excess Demand divided by 2002 Multifamily Housing Stock.

Regulation

Many laws and governmental regulations are applicable to the Properties and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment communities first occupied after March 13, 1990, to be accessible to the handicapped. Non-compliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants. Management believes that the Properties are substantially in compliance with present ADA and FHAA requirements.

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner’s ability to rent or sell the property or use the property as collateral. Independent environmental consultants have conducted “Phase I”environmental audits (which involve visual inspection but not soil or groundwater analysis) on substantially all of the Owned Properties. Phase I audit reports did not reveal any environmental liability that would have a material adverse effect on the Company. In addition, the Company is not aware of any environmental liability that management believes would have a material adverse effect on the Company. There is no assurance that Phase I reports would reveal all environmental liabilities or that environmental conditions not known to the Company may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

Under the Federal Fair Housing Act and state fair housing laws, discrimination on the basis of certain protected classes is prohibited. Violation of these laws can result in significant damage awards to victims. The Company has a strong policy against any kind of discriminatory behavior and trains its employees to avoid discrimination or the appearance of discrimination. There is no assurance, however, that an employee will not violate the Company’s policy against discrimination and thus violate fair housing laws. This could subject the Company to legal actions and the possible imposition of damage awards.

Company Web Site and Access to Filed Reports

The Company maintains an Internet Web site at homeproperties.com. The Company provides access to its reports filed with the Securities and Exchange Commission (“SEC”) through this Web site. These reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC may be obtained by contacting the Company’s headquarters at the address located within the SEC filings or under Investors, Financial Information, on the aforementioned Web site.

Item 2. Properties

As of December 31, 2002, the Owned Properties consisted of 152 multifamily residential properties containing 41,776 apartment units. At the time of the IPO (August 4, 1994), Home Properties owned 11 communities containing 3,065 units and simultaneously with the closing of the IPO acquired an additional four communities containing 926 units. From the time just prior to the IPO to December 31, 2002, the Company experienced a compounded annualized growth rate of 36% in the number of apartment units it owned. In 2002, Home Properties acquired 4,492 apartment units in 21 communities for a total purchase price of approximately $430 million. Also in 2002, the Company sold 12 communities with a total of 1,724 units for total consideration of $87.1 million.

The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased. Average economic occupancy at the Owned Properties was 92% for 2002. The Owned Properties are typically two and three story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to middle income and senior residents and the quality of the services it provides to such residents results in lower turnover. Average turnover at the Owned Properties was approximately 46% for 2002, which is significantly below the national average of 60% for garden-style apartments.

Resident leases are generally for a one year term. Security deposits equal to one month’s rent are generally required.

Certain of the Owned Properties secure mortgage loans. See Schedule III contained herein (F-39 to F-43).

The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2002.

Communities Wholly Owned
and Managed by Home Properties

                                                                             (2)      (3)      (4)                 2002        2001        12/31/02
                                                #     Age         Average   2002      2002%   2002      2001      Avg. Mo.    Avg. Mo.    Total
                                                Of    In    Year  Apt Size  % Mature  Resident Avg. %    Avg. %    Rent Rate   Rent Rate   Cost
Regional Area                                   Apts  Years  Acq  (Sq Ft)   Residents Turnover Occupancy Occupancy Per Apt.    Per Apt.    (000)
-----------------                             -----------------------------------------------------------------------------------------------------
                Core Communities (1)
CT-Hamden       Apple Hill Apartments           498     30    1998   789      25%       51%       93%       95%       $991       $899      $29,892
DE              HP of Newark                    432     34    1999   856       5%       45%       90%       84%        707        674       25,305
IL-Chicago      Blackhawk                       371     41    2000   860      15%       56%       93%       97%        838        795       20,781
IL-Chicago      Colonies Apartments             672     28    1998   656      15%       55%       93%       94%        681        640       31,375
IL-Chicago      Colony Apartments               783     29    1999   704      10%       55%       91%       94%        850        832       48,107
IL-Chicago      Cypress Place                   192     32    2000   855      20%       39%       94%       96%        890        840       12,070
IN-South Bend   Candlewood Apartments           310     17    1998  1,000     14%       52%       92%       91%        691        681       15,309
IN-South Bend   Maple Lane                      396     19    1999   950       5%       68%       89%       84%        655        652       20,358
MD-Baltimore    Bonnie Ridge                    966     36    1999  1,023      9%       45%       93%       94%        944        883       61,301
MD-Baltimore    Canterbury Apartments           618     24    1999   933       2%       45%       96%       96%        729        679       27,753
MD-Baltimore    Carriage House Apartments        50     36    1998   786      17%       42%       88%       92%        613        583        1,463
MD-Baltimore    Country Village Apartments      344     31    1998   868       3%       56%       91%       91%        737        712       17,566
MD-Baltimore    Falcon Crest                    396     33    1999   993       2%       55%       92%       94%        801        737       17,618
MD-Baltimore    Gateway Village                 132     13    1999   965       3%       48%       95%       96%        985        887        8,280
MD-Baltimore    Morningside Heights Apartments 1,050    37    1998   870       6%       45%       89%       94%        729        669       49,039
MD-Baltimore    Owings Run                      504      7    1999  1,142      3%       56%       89%       95%        964        924       38,887
MD-Baltimore    Selford Townhomes               102     15    1999  1,115      5%       44%       92%       93%       1,009       922        6,736
MD-Baltimore    Shakespeare Park                 82     19    1999   833      95%       12%       99%       99%        608        610        4,111
MD-Baltimore    Timbercroft Townhomes           284     30    1999   990       3%       15%       99%       99%        654        650        9,363
MD-Baltimore    Village Square                  370     34    1999  1,045      2%       45%       97%       97%        862        778       18,153
ME-Portland     Mill Co. Gardens                 96     51    1998   550      19%       59%       97%       98%        632        597        2,766
ME-Portland     Redbank Village                 500     58    1998   836      100%      37%       93%       95%        702        655       20,551
MI-Detroit      Bayberry                        120     35    2000   950      12%       49%       93%       94%        791        765        6,859
MI-Detroit      Canterbury Square               336     30    1997   789       2%       49%       91%       94%        751        746       16,498
MI-Detroit      Carriage Hill Apartments        168     36    1998   783      56%       44%       94%       95%        769        761        8,096
MI-Detroit      Carriage Park Apartments        256     35    1998   777      19%       46%       94%       96%        732        707       12,057
MI-Detroit      Charter Square                  494     31    1997   914       2%       54%       90%       93%        846        825       28,274
MI-Detroit      Cherry Hill Club Apartments     164     30    1998   878       8%       41%       93%       93%        647        619        6,839
MI-Detroit      Cherry Hill Village Apartments  224     36    1998   742      25%       50%       91%       92%        715        694        9,822
MI-Detroit      Deerfield Woods                 144     26    2000   800      35%       39%       96%       96%        788        752        7,153
MI-Detroit      Fordham Green                   146     26    1997   869       0%       52%       94%       94%        860        833        7,992
MI-Detroit      Golfview Manor                   44     43    1997   662      12%       30%       97%       95%        561        532          878
MI-Detroit      Greentrees Apartments           288     31    1997   863       0%       53%       91%       94%        661        644       12,300
MI-Detroit      Hampton Court                   182     30    2000   972       5%       65%       90%       89%        653        610        8,132
MI-Detroit      Kingsley Apartments             328     32    1997   792       5%       44%       90%       91%        687        681       16,435
MI-Detroit      Lakes Apartments                434     15    1999   948       2%       57%       87%       89%        901        912       28,389
MI-Detroit      Macomb Manor                    217     33    2000   867      15%       36%       95%       97%        676        648        9,679
MI-Detroit      Oak Park Manor                  298     47    1997   887       4%       46%       92%       94%        793        727       13,378
MI-Detroit      Parkview Gardens                483     48    1997   731       4%       39%       94%       94%        620        592       11,288
MI-Detroit      Scotsdale Apartments            376     27    1997   790       9%       40%       93%       97%        695        672       15,762
MI-Detroit      Southpointe Square              224     31    1997   776      20%       54%       90%       93%        645        627        7,446
MI-Detroit      Springwells Park                303     61    1999  1,014     25%       54%       88%       93%        999        957       21,736
MI-Detroit      Stephenson House                128     35    1997   668       6%       70%       90%       92%        678        662        3,986
MI-Detroit      Woodland Gardens                337     36    1997   719       5%       55%       90%       94%        762        735       15,850
NJ-Northern     East Hill Gardens                33     44    1998   695      42%       27%       96%       93%       1,204      1059        2,523
NJ-Northern     Lakeview Apartments             106     33    1998   492      26%       33%       97%       98%        995        916        7,007
NJ-Northern     Oak Manor Apartments             77     46    1998   775      27%       34%       96%       97%       1,476      1,332       6,341
NJ-Northern     Pleasant View Gardens
                Apartments                     1,142    34    1998   745      18%       36%       92%       94%        933        884       65,562
NJ-Northern     Pleasure Bay Apartments         270     31    1998   667      28%       21%       97%       95%        799        735       11,076
NJ-Northern     Royal Gardens                   550     34    1997   800      10%       25%       97%       97%        956        902       28,704
NJ-Northern     Wayne Village                   275     37    1998   725      35%       25%       96%       96%       1,023       940       18,522
NJ-Northern     Windsor Realty                   67     49    1998   675      16%       36%       96%       95%        955        884        4,785
NY-Alb/Hudson
Valley          Carriage Hill                   140     29    1996   845      35%       66%       95%       97%       1,074       939        6,676
NY-Alb/Hudson
Valley          Cornwall Park                    75     35    1996  1,320      7%       72%       95%       94%       1,540      1,388       6,867
NY-Alb/Hudson
Valley          Lakeshore Villas                152     27    1996   956       0%       58%       95%       95%        896        814        7,278
NY-Alb/Hudson
Valley          Patricia Apartments             100     28    1998   770      20%       30%       97%       96%       1,144      1025        6,597
NY-Alb/Hudson
Valley          Sunset Gardens                  217     31    1996   662       0%       55%       97%       95%        772        707        8,001
NY-Buffalo      Emerson Square                   96     32    1997   650      38%       34%       98%       98%        624        593        3,400
NY-Buffalo      Idylwood                        720     32    1995   700       7%       63%       90%       95%        644        619       24,862
NY-Buffalo      Paradise Lane at Raintree       324     30    1997   676      12%       49%       91%       96%        663        629       11,615
NY-Buffalo      Raintree Island                 504     30    1985   704      22%       52%       92%       97%        687        649       18,258
NY-Long Island  Bayview/Colonial                160     35    2000   882      25%       34%       95%       93%        994        872       12,177
NY-Long Island  Coventry Village                 94     27    1998   718      18%       33%       98%       97%       1,168      1092        5,012
NY-Long Island  Eastwinds                        96     36    2000   888      15%       46%       92%       88%        999        887        7,539
NY-Long Island  Lake Grove                      368     32    1997   879      40%       40%       97%       97%       1,218      1120       28,611
NY-Long Island  Maple Tree                       84     51    2000   937      25%       23%       96%       91%       1,031       945        6,102
NY-Long Island  Mid-Island Estates              232     37    1997   690      16%       31%       97%       97%       1,029       956       13,530
NY-Long Island  Rider Apartments                 24     41    2000   817      25%       25%       98%       95%       1,015       924        1,729
NY-Long Island  South Bay Manor                  61     42    2000   849      10%       44%       88%       77%       1,269      1,083       6,277
NY-Long Island  Terry Apartments                 65     26    2000   722      55%       40%       93%       95%        983        903        4,409
NY-Rochester    1600 East Avenue                164     43    1997   800      57%       80%       69%       75%       1,349      1,334      14,296
NY-Rochester    1600 Elmwood                    210     42    1983   891      16%       39%       94%       93%        879        856       13,154
NY-Rochester    Brook Hill                      192     30    1994   999      26%       49%       89%       95%        881        860       12,161
NY-Rochester    Newcastle Apartments            197     27    1982   873      36%       47%       88%       92%        755        743       11,427
NY-Rochester    Northgate, Manor                224     39    1994   800      17%       38%       88%       85%        677        675       11,090
NY-Rochester    Perinton Manor                  224     32    1982   928      38%       46%       92%       94%        811        791       12,535
NY-Rochester    Pines of Perinton               508     25    1998   818      14%       26%       97%       97%        522        522       10,231
NY-Rochester    Riverton Knolls                 240     28    1983   911       3%       63%       81%       86%        855        848       14,262
NY-Rochester    Spanish Gardens                 220     28    1994  1,030     37%       38%       87%       93%        686        665       12,897
NY-Rochester    The Meadows                     113     31    1984   890      45%       44%       95%       97%        700        667        5,643
NY-Rochester    Woodgate Place                  120     29    1997  1,100     10%       77%       93%       96%        795        757        5,867
NY-Syracuse     Candlewood Gardens              126     31    1996   855      22%       49%       92%       95%        567        540        3,845
NY-Syracuse     Fairview Heights                210     38    1965   798       0%       108%      92%       94%        874        813       11,329
NY-Syracuse     Harborside Manor                281     29    1995   823       7%       43%       94%       94%        645        620        9,785
NY-Syracuse     Pearl Street                     60     31    1995   855       3%       42%       92%       86%        557        534        1,799
NY-Syracuse     Village Green                   448     16    1994   908       6%       54%       86%       89%        672        654       18,649
NY-Syracuse     Westminster Place               240     30    1996   913       0%       47%       95%       95%        643        611        8,672
OH-Columbus     Weston Gardens                  242     29    1998   804      31%       70%       81%       85%        549        546        7,594
PA-Philadelphia Arbor Crossing                  134     33    1999   667      20%       39%       94%       95%        741        701        6,431
PA-Philadelphia Beechwood Gardens               160     35    1998   775      25%       46%       97%       93%        725        683        5,512
PA-Philadelphia Cedar Glen Apartments           110     35    1998   726       0%       53%       92%       92%        584        521        4,142
PA-Philadelphia Chesterfield Apartments         247     29    1997   812      10%       53%       96%       94%        801        765       13,015
PA-Philadelphia Curren Terrace                  318     31    1997   782      27%       47%       91%       93%        845        800       17,592
PA-Philadelphia Executive House                 100     37    1997   696      41%       46%       96%       97%        864        832        6,371
PA-Philadelphia Glen Brook                      173     39    1999   689      12%       43%       94%       97%        711        676        7,316
PA-Philadelphia Glen Manor                      174     26    1997   667      22%       47%       92%       95%        699        671        7,110
PA-Philadelphia Hill Brook Place                274     34    1999   709      11%       48%       96%       97%        759        699       13,755
PA-Philadelphia Home Properties of Bryn Mawr    316     51    2000   900      39%       56%       88%       91%       1,004       936       28,901
PA-Philadelphia Home Properties of Castle Club  158     35    2000   974      31%       35%       98%       98%        784        741       11,294
PA-Philadelphia Home Properties of Devon        629     39    2000   1299     15%       51%       89%       92%       1055        996       52,994
PA-Philadelphia Home Properties of Golf Club    399     33    2000   821      15%       58%       89%       91%        963        897       33,899
PA-Philadelphia Home Properties of Trexler
                Park                            249     28    2000   1000     20%       76%       88%       91%        950        906       19,469
PA-Philadelphia New Orleans Park                308     31    1997   693      20%       43%       94%       93%        739        704       16,070
PA-Philadelphia Racquet Club East Apartments    467     31    1998   850      20%       40%       96%       96%        885        846       28,649
PA-Philadelphia Racquet Club South              103     33    1999   821      25%       41%       96%       95%        777        728        5,517
PA-Philadelphia Ridley Brook                    244     40    1999   731      25%       40%       97%       98%        755        715       11,638
PA-Philadelphia Sherry Lake Apartments          298     37    1998   811      62%       49%       96%       96%       1,022       954       21,322
PA-Philadelphia The Landings                    384     29    1996   987      15%       68%       91%       94%        910        859       24,114
PA-Philadelphia Valley View Apartments          176     29    1997   769      15%       77%       91%       94%        759        724        9,256
PA-Philadelphia Village Square                  128     29    1997   795      17%       53%       91%       92%        833        797        6,905
PA-Philadelphia William Henry                   363     31    2000   900      25%       43%       88%       88%       1,017       950       33,810
VA-Suburban DC  Braddock Lee Apartments         254     47    1998   758      21%       38%       95%       95%       1,036       950       16,564
VA-Suburban DC  East Meadow                     150     31    2000   1035      9%       59%       93%       96%       1,169      1,148      13,420
VA-Suburban DC  Elmwood Terrace                 504     29    2000   1038     30%       61%       92%       91%        763        709       22,507
VA-Suburban DC  Manor, The                      198     28    1999   844       4%       61%       91%       95%        893        860        9,399
VA-Suburban DC  Orleans Village                 851     34    2000   1040      5%       46%       91%       96%       1,133      1,035      75,526
VA-Suburban DC  Park Shirlington Apartments     294     47    1998   758      20%       42%       95%       97%       1,076       979       19,295
VA-Suburban DC  Pavilion Apartments             432     34    1999   951      37%       31%       90%       91%       1,321      1,224      46,929
VA-Suburban DC  Seminary Hill                   296     42    1999   884       8%       48%       92%       94%       1,088       999       16,391
VA-Suburban DC  Seminary Towers                 548     38    1999   875      45%       39%       91%       94%       1,094      1015       32,804
VA-Suburban DC  Tamarron Apartments             132     15    1999  1,097      0%       38%       98%       97%       1,006       933       10,267

                Core Communities                                                                                                          1,912,513
                Total/Weighted Avg             34,464   33           858      17%       48%       92%       94%       $843       $796    $

(1)     “Core Communities” represents the 34,464 apartment units owned consistently throughout 2001 and 2002.

(2)     “Mature Residents” is the percentage of residents aged 55 years or older as of December 31, 2002.

(3)     “Resident Turnover” reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.

(4)     “Average % Occupancy” is the average economic occupancy for the 12 months ended December 31, 2001 and 2002. For communities acquired during 2001 and 2002, this is the average occupancy from the date of acquisition.

Communities Wholly Owned
and Managed by Home Properties

                                                                             (2)      (3)      (4)                 2002        2001        12/31/02
                                                #     Age         Average   2002      2002%   2002      2001      Avg. Mo.    Avg. Mo.    Total
                                                Of    In    Year  Apt Size  % Mature  Resident Avg. %    Avg. %    Rent Rate   Rent Rate   Cost
Regional Area                                   Apts  Years  Acq  (Sq Ft)   Residents Turnover Occupancy Occupancy Per Apt.    Per Apt.    (000)
-----------------                             -----------------------------------------------------------------------------------------------------
                2001 Acquisition Communities
IL-Chicago      Courtyards                      224    31   2001   673     5%          62%      91%      95%      $810        $798      $13,973
MD-Baltimore    Fenland Field                   234    32   2001   934     5%          45%      94%      95%       897        851        15,477
MD-Baltimore    Mill Town Village Apartments    384    29   2001   812     9%          41%      90%      86%       669        579        20,851
MD-Baltimore    The Manor                       435    33   2001  1017     5%          41%      95%      97%      1,044      1,004       37,937
MD-Baltimore    Woodholme Manor                 176    33   2001   825     9%          33%      94%      95%       594        552         7,053
NY-Long Island  Devonshire Hills                297    34   2001   803     55%         60%      90%      94%      1,642      1,610       49,727
NY-Long Island  Southern Meadows                452    31   2001   810     20%         49%      96%      97%      1,231      1,146       42,133
VA-Suburban DC  Virginia Village                344    35   2001  1028     12%         56%      91%      89%      1,096      1,053       29,908
VA-Suburban DC  Wellington Lakes                160    31   2001   675     3%          76%      90%      95%       708        679         7,661
VA-Suburban DC  Wellington Woods                114    30   2001   688     4%          54%      95%      98%       715        691         5,429

                2001 Total/Weighted Average    2,820   32          856     14%         50%      93%      94%     $1,001       $950     $230,149

(1)     “Core Communities” represents the 34,464 apartment units owned consistently throughout 2001 and 2002.

(2)     “Mature Residents” is the percentage of residents aged 55 years or older as of December 31, 2002.

(3)     “Resident Turnover” reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.

(4)     “Average % Occupancy” is the average economic occupancy for the 12 months ended December 31, 2001 and 2002. For communities acquired during 2001 and 2002, this is the average occupancy from the date of acquisition.

Communities Wholly Owned
and Managed by Home Properties

                                                                              (2)       (3)       (4)
                                                 #      Age        Average    2002      2002      2002      2001      2002       2001    12/31/2002
                                                                    pt Size            Resident           verage %              Avg Mo,
                                                 Of     In    Year A        % Mature %         Average % A         Avg Mo Rent   Rent    Total Cost
                                                                    Sq Ft)                      ccupancy            Rate per   Rate per
Regional Area                                   Apts   Years  Acq  (       Residents  Tumover  O         Occupancy     Apt        Apt      (000)
-----------------                             ------------------------------------------------------------------------------------------------------
                2002 Acquisition Communities
MA-Boston       Gardencrest Apartments          696     54    2002   847                18%       96%       N/A      $1,060       N/A     $86,835
NY-Alb/Hudson
Valley          Sherwood Consolidation          224     33    2002   813      16%       19%       96%       N/A        794        N/A      14,085
NY-Long Island  Cambridge Village Associates     82     35    2002   747      30%       19%       97%       N/A       1,190       N/A      5,978
NY-Long Island  Hawthorne Consolidation         434     34    2002   729      45%       35%       85%       N/A       1,146       N/A      35,029
NY-Long Island  Heritage Square                  80     53    2002   703      30%       28%       97%       N/A       1,169       N/A      6,946
NY-Long Island  Holiday/Muncy Consolidation     143     23    2002   566      100%      12%       98%       N/A        894        N/A      9,817
NY-Long Island  Stratford Greens Associates     359     28    2002   725      10%       36%       93%       N/A       1,222       N/A      47,141
NY-Long Island  Westwood Village Apartments     242     33    2002   829      58%       30%       96%       N/A       1,651       N/A      32,071
NY-Long Island  Woodmont Village Apartments      96     34    2002   704      30%       38%       95%       N/A       1,082       N/A      8,933
NY-Long Island  Yorkshire Village Apartments     40     33    2002   779      50%       24%       95%       N/A       1,259       N/A      3,373
PA-Philadelphia Green Acres                     212     42    2002   926      46%       44%       94%       N/A        755        N/A      10,718
VA-Suburban DC  Brittany Place                  591     34    2002   920       0%       39%       97%       N/A        931        N/A      44,760
VA-Suburban DC  Cider Mill                      864     24    2002   834       4%       32%       91%       N/A        989        N/A      81,738
VA-Suburban DC  The Sycamores                   185     24    2002   876       6%       13%       93%       N/A       1,142       N/A      20,352
VA-Suburban DC  West Springfield Terrace        244     24    2002  1,019     20%       52%       94%       N/A       1,183       N/A      34,210

                2002 Total/Weighted Average    4,492    34           828      26%       31%       94%       N/A      $1,098       N/A     $441,986

                Owned Portfolio                                                                                                           2,584,648
                Total/Weighted Avg             41,776   33           855      18%       46%       92%       94%       $877       $808    $

(1)     “Core Communities” represents the 34,464 apartment units owned consistently throughout 2001 and 2002.

(2)     “Mature Residents” is the percentage of residents aged 55 years or older as of December 31, 2002.

(3)     “Resident Turnover” reflects, on an annual basis, the number of moveouts; divided by the total number of apartment units.

(4)     “Average % Occupancy” is the average economic occupancy for the 12 months ended December 31, 2001 and 2002. For communities acquired during 2001 and 2002, this is the average occupancy from the date of acquisition.

Property Development

Management believes that new construction of market rate multifamily apartments is not economically feasible in most of its markets. Therefore, Home Properties’ prior development and redevelopment activities were limited to government-assisted multifamily housing. In 1996, the Operating Partnership acquired substantially all of the assets of C.O.F., Inc. (formerly Conifer Realty, Inc.) and Conifer Development, Inc. (collectively, “Conifer”), a developer and manager of government-assisted multifamily housing.

Effective December 31, 2000, the Company sold its affordable housing development operations to Conifer, LLC. Conifer, LLC is led by Richard J. Crossed, a former Executive Vice President and former director of the Company. The Company retained property management operations for 8,325 apartment units in 136 existing affordable communities.

In December 2002, the Company, including its equity affiliates (the Management Companies), determined that it would market for sale virtually all of the assets associated with its interests in various affordable property limited partnerships. Such assets include the equity interest in the affordable housing partnerships, loans, advances and management contracts. As a result, the Company, including its equity affiliates, recorded impairment charges aggregating $14.2 million in the fourth quarter of 2002. Such charges principally relate to reducing recorded amounts relating to the previously mentioned assets to estimated fair value.

The Company has retained the ability to develop new market rate communities, but does not plan to focus on this activity. Rather, it plans to engage in development activity only on a very selective basis.

Property Management

As of December 31, 2002, the Managed Properties consist of: (i) 8,072 apartment units where Home Properties is the general partner of the entity that owns the property; and (ii) 1,993 apartment units managed for others. In addition, as of December 31, 2002, the Operating Partnership and the Management Companies also engaged in the following property management activities: (i) commercial properties managed for an affiliate which contain approximately 2.2 million square feet of gross leasable area; (ii) a master planned community managed for an affiliate known as Gananda; (iii) a 140-lot Planned Unit Development managed for an affiliate known as College Greene; (iv) a 400-lot Planned Unit Development managed for a third party known as Riverton; and (v) a 178 single family Planned Unit Development and 163 government assisted apartment units to be developed for an affiliate and known as Old Brookside. Management fees are based on a percentage of rental revenues or costs and, in certain cases, revenues from sales.

The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties.

The table on the following pages details managed multifamily communities broken down by market area.

Managed Communities by Market Area

                                                # of
Community Name                    City          Apts.
UPSTATE NEW YORK
Buffalo, NY Area
Linda Lane Apartments             Cheektowaga     156

Rochester, NY Area
Abraham Lincoln                   Rochester        69
Ambassador Apartments             Rochester        54
Chevy Place                       Rochester        77
College Greene Senior Apartments  N. Chili        110
East Court Apartments             Rochester        85
Ellis Hollow                      Ithaca          100
Evergreen Hills                   Macedon         232
Fort Hill                         Canandaigua      57
Geneva Garden Apartments          Geneva           53
Highland Park                     Dundee           91
Huntington Park Apartments        Rochester        75
Jefferson Park                    Fairport         69
Lima Manor Apartments             Lima             32
Linderman Creek                   Ithaca           56
Monica Place                      Rochester        21
Nichols Schoolhouse Apartments    Nichols          13
Sandy Creek                       Albion           24
Springside Meadows Apartments     West Henrietta   54
St. Bernard's Park                Rochester        59
St. Bernard's Park II             Rochester        88
St. Michael's Senior Housing      Rochester        28
Village Square                    Painted Post     75
Walnut Hill                       Dundee           59
Washington Park                   Castile          24
YWCA                              Rochester        86

Syracuse, NY Area
Candlelight Lane Apartments       Liverpool       244
Canton Manor Apartments           Canton           30
Champion Apartments               West Carthage    32
Champion Apartments II            West Carthage    32
Church Street Apartments          Port Byron       39
Circle Drive Apartments I         Sidney           32
Circle Drive Apartments II        Sidney           24
Hunters Run                       Dexter           40
LaFarge Senior Housing            Lafargeville     24
Ledges                            Evans Mills     100
Lenox Landing                     Syracuse         32
Macartovin                        Utica            66
Mayrose Apartments                Oneonta          32
Meadowview I                      Central Square   60
Meadowview II                     Central Square   46
Meadowview III                    Central Square   24
Northcliffe Apartments            Cortland         58
Norwich Senior Housing            Norwich          32
Oak Square Apartments             Oneonta          30
Penet Square Apartments           Lafargeville     24
Pontiac Terrace Apartments        Oswego           70
Read Memorial Senior Apartments   Hancock          28
Schoolhouse Apartments            Waterville       56
Schoolhouse Gardens               Groton           28
Sherburne Senior Housing          Sherburne        29
Wedgewood Apartments              Kirkville        70
Wedgewood II Senior Apartments    Kirkville        24
Windsor Place Apartments          N. Syracuse     180

Albany/Hudson Valley NY Area
Adam Lawrence Apts                Corinth          40
Albert Carriere Apartments        Rouses Point     56
Apple Meadow Village              Hudson           48
Apple Meadow Village II           Hudson           10
Black Brook Senior Housing        Au Sable Forks   24
Bonnie View Terrace Apts          Wilmington       24
Cynthia Meadows                   Greenwich        36
Albany/Hudson Valley NY Area (Continued)
Greencourt Apartments             Mt. Vernon       76
Hillside Terrace                  Poughkeepsie     64
Lakeside Manor Apartments         Schroon Lake     24
Louis Apartments                  Coxsackie        24
Maple Ridge Senior Housing        Malone           40
Peppertree Apartments             Coxsackie        24
Peppertree Park                   Coxsackie        24
Riverwood Apartments I            Stillwater       24
Riverwood Apartments II           Stillwater       24
Roderick Rock Senior Housing      Rouses Point     24
South 15th Apartments             Mt. Vernon       66
Terrace View Apartments           Yonkers          48
Trinity Senior Apartments         Yonkers          45
Webster Manor Apts                Malone           32

Other New York State Areas
Managed Out of the Erie, PA Office
Arcade Manor                      Arcade           24
Belmont Village Court             Belmont          24
Blairview Apartments              Blairsville      42
Bolivar Manor                     Bolivar          24
Canisteo Manor                    Canisteo         24
Carrollton Heights                Limestone        18
Cattaraugus Manor                 Cattaraugus      24
Little Valley Estates             Little Valley    24
Maple Apartments                  Alfred           24
Maple Leaf Apartments             Franklinville    24
Portville Manor                   Portville        24
Portville Square                  Portville        24
Yorkshire Corners                 Delevan          24

WESTERN PENNSYLVANIA
Erie, PA Area
Arlington Manor                   Greenville       48
Brandy Spring Apartments          Mercer           40
Bridgeview Apartments             Emlenton         36
Connellsville Heights             Connellsville    36
Creekside Apartments              Leechburg        30
Derry Round House                 Derry            26
Freedom Apartments                Ford City        28
Green Meadow Apartments           Pittsburgh    1,072
Greenwood Apartments              Mt. Pleasant     36
Harrison City Commons             Harrison City    38
Independence Apartments           Mt. Pleasant     28
Lake City Apartments              Lake City        44
Lake Street Apartments            Girard           32
Liberty Apartments                Brookville       28
Lincoln Woods Apartments          Warren           44
Little Creek (Isabella Estates)   Saxonburg        26
Mercer Manor                      Mercer           26
Millwood Arms                     Ford City        28
Oswayo Apartments                 Shinglehouse     18
Parkview Apartments               Brookway         24
Rivercourt Apartments             Tionesta         18
Rose Square                       Connellsville    11
Scottdale Plaza Apartments        Scottdale        22
Seneca Woods Apartments           Seneca           40
Sheffield Country Manor           Sheffield        24
Silver Maples Apartments          Ulysses          24
Summit Manor                      Cresson          24
Taylor Terrace                    W. Pittsburgh    30
Tionesta Manor                    Tionesta         36
Tower View Apartments             Tower City       25
Townview Apartments               St. Mary's       36
Tremont Station                   Tremont          24
Washington Street Apartments      Conneautville    30
Woodside Apartments               Grove City       32
Wright Village                    Sandy Lake       24
INDIANA
Dunedin Apartments                South Bend      168

NORTHERN/CENTRAL OHIO
Briggs/Wedgewood Apartments       Columbus        868
Sunset West Apartments            Conneaut         40
Villas of Geneva                  Geneva           40

NEW JERSEY
Leland Gardens                    Plainfield      256
Millstream Apartments             Washington
                                  Township         96

BALTIMORE, MD
Morningside Seniors               Owings Mills     82

Total Communities Managed
   as General Partner                           8,072

Communities Fee Managed

Community Name                    City             # of
                                                  Apts.
UPSTATE NEW YORK
Rochester, NY Area
Eastgate Homes                    Elmira            101
Fight Village                     Rochester         246
Hudson Housing                    Rochester          55

Albany, NY Area
Council Meadows                   Burnt Hills        25
Green Meadow Apts                 Chester            36

BALTIMORE, MD
Annapolis Roads Apartments        Annapolis         282
Chesapeake Bay Apartments         Annapolis         108
Dunfield Townhomes                Baltimore         312
Fox Hall                          Baltimore         720

DETROIT, MI
Woodward Heights Apartments       Royal Oak         108

Total Communities Fee Managed                     1,993

Supplemental Property Information

At December 31, 2002, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company’s aggregate gross revenues for 2002.

Item 3. Legal Proceedings

The Company is a party to certain legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company’s liquidity, financial position or results of operations. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 4A. Executive Officers and Key Employees

The following table sets forth, as of February 21, 2003, the nine executive officers and certain of the key employees of the Company, together with their respective ages, positions and offices.

Name                          Age     Position

Norman P. Leenhouts           67      Chairman, Co-Chief Executive Officer and Director of
                                      Home Properties, Chairman and Director of HP Management and
                                      Chairman and Director of HPRS

Nelson B. Leenhouts           67      President, Co-Chief Executive Officer and Director of
                                      Home Properties, President, Chief Executive Officer and Director
                                      of HP Management and Director and President of HPRS

Edward J. Pettinella          51      Executive Vice President and Director of Home Properties, HP
                                      Management and HPRS

David P. Gardner              47      Senior Vice President and Chief Financial Officer of
                                      Home Properties, HP Management and HPRS

Ann M. McCormick              46      Senior Vice President, General Counsel and Secretary of
                                      Home Properties, HP Management and HPRS

Scott A. Doyle                41      Senior Vice President, Residential Property Management of
                                      Home Properties, HP Management and HPRS

Johanna A. Falk               38      Senior Vice President and Chief Administrative Officer of Home
                                      Properties, Senior Vice President of HP Management and HPRS

John E. Smith                 52      Senior Vice President, Acquisitions of Home Properties, HP
                                      Management and HPRS

Robert J. Luken               38      Vice President, Treasurer and Chief Financial Analyst of
                                      Home Properties, HP Management and HPRS

Name                          Age     Position

William E. Beach              56      Vice President, Commercial Property Management of Home Properties,
                                      HP Management and HPRS

William L. Brown              59      Vice President, Construction and Engineering of Home Properties,
                                      HP Management and HPRS

Charis W. Copin               53      Vice President, Investor Relations of Home Properties, HP
                                      Management and HPRS

Timothy A. Florczak           47      Vice President, Education of Home Properties, HP Management and
                                      HPRS

Mildred R. Hemstetter         67      Vice President, Residential Property Management of
                                      Home Properties, HP Management and HPRS

Marianne Holman               49      Vice President, Residential Property Management of
                                      Home Properties, HP Management and HPRS

Gerald B. Korn                56      Vice President, Mortgage Finance of Home Properties, HP Management
                                      and HPRS

Laurie Leenhouts              46      Vice President, Residential Property Design of Home Properties, HP
                                      Management and HPRS

Paul O'Leary                  51      Vice President, Acquisitions and Due Diligence of Home Properties,
                                      HP Management and HPRS

Bernard J. Quinn              46      Vice President, Residential Property Management of
                                      Home Properties, HP Management and HPRS

James E. Quinn, Jr.           47      Vice President, Residential Property Management of
                                      Home Properties, HP Management and HPRS

Alan Regan                    39      Vice President, Affordable Housing of Home Properties, HP
                                      Management and HPRS

Janine M. Schue               40      Vice President, Human Resources of Home Properties, HP Management
                                      and HPRS

Joseph M. Stafford            31      Vice President and Controller of Home Properties

Richard J. Struzzi            49      Vice President, Development of Home Properties, HP Management and
                                      HPRS

Kathleen K. Suher             35      Vice President, Assistant Counsel of Home Properties, HP
                                      Management and HPRS

Robert C. Tait                45      Vice President, Commercial Property Management of Home Properties,
                                      HP Management and HPRS

Marilyn Thomas                52      Vice President, Residential Property Management of
                                      Home Properties, HP Resident Services and HPRS

Linda Vicari                  40      Vice President, Residential Property Management of
                                      Home Properties, HP Management and HPRS

Information regarding Nelson and Norman Leenhouts and Edward Pettinella is set forth below under “Board of Directors” in Item 10.

David P. Gardner has served as Senior Vice President of the Company since 2000, Chief Financial Officer of the Company since its inception, and Vice President and Chief Financial Officer of HP Management and HPRS since their inception. Since May 2002, he has served HP Management and HPRS as Senior Vice President. Mr. Gardner joined Home Leasing Corporation in 1984 as Vice President and Controller. In 1989, he was named Treasurer of Home Leasing and Chief Financial Officer in December 1993. From 1977 until joining Home Leasing, Mr. Gardner was an accountant at Cortland L. Brovitz & Co. Mr. Gardner is a graduate of the Rochester Institute of Technology and is a Certified Public Accountant.

Ann M. McCormick has served as Senior Vice President since 2000, and Vice President and General Counsel and Secretary of the Company and HP Management since their inception. She has also served as Secretary and General Counsel of HPRS since 1998 and as Vice President since 2000. Since May 2002, she has served HP Management and HPRS as Senior Vice President. Mrs. McCormick joined Home Leasing in 1987 and was named Vice President, Secretary and General Counsel in 1991. Prior to joining Home Leasing, she was an associate with the law firm of Nixon Peabody LLP. Mrs. McCormick is a graduate of Colgate University and holds a Juris Doctor from Cornell University.

Scott A. Doyle has served as Senior Vice President since 2000, and Vice President of the Company since 1997. He has also served as Vice President of HPRS since 2000. Since May 2002, he has served HP Management and HPRS as Senior Vice President. He joined Home Properties in 1996 as a Regional Property Manager. Mr. Doyle has been in property management for 20 years and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management. Prior to joining Home Properties he worked with CMH Properties, Inc., Rivercrest Realty Associates and Arcadia Management Company. Mr. Doyle is a graduate of S.U.N.Y. at Plattsburgh, New York.

Johanna A. Falk has served as Senior Vice President since 2000, Chief Administrative Officer since February 2003, and Vice President of the Company since 1997. She has also served as Vice President of HPRS since 2000. Since May 2002, she has served HP Management and HPRS as Senior Vice President. She joined the Company in 1995 as an investor relations specialist, was responsible for the Information Systems Department through 2002, and was promoted to Chief Administrative Officer in February 2003. Prior to joining the Company, Mrs. Falk was employed as a marketing manager at Bausch & Lomb Incorporated and Champion Products, Inc. and as a financial analyst at Kidder Peabody. She is a graduate of Cornell University and holds a Masters Degree in Business Administration from the Wharton School of The University of Pennsylvania.

John E. Smith joined Home Properties as Vice President of Acquisitions in 1997 and was elected Senior Vice President in 2001. Since May 2002, he has served HP Management and HPRS as Senior Vice President. Prior to joining the Company, Mr. Smith was general manager for Direct Response Marketing, Inc. and Executive Vice President for The Equity Network, Inc. Mr. Smith was Director of Investment Properties at Hunt Commercial Real Estate for 20 years. He has been a Certified Commercial Investment Member (CCIM) since 1982, a New York State Certified Instructor and has taught commercial real estate courses in four states.

Robert J. Luken has served as Chief Financial Analyst since February 2002, Treasurer of the Company since 2000 and as Vice President since 1997. Since 2001, he had also served as Vice President and Controller of HPRS and HP Management. He joined the Company in 1996, serving as its Controller. Prior to joining the Company, he was the Controller of Bell Corp. of Rochester and an Audit Supervisor for PricewaterhouseCoopers LLP. Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant. Mr. Luken serves on the Finance Committee of the Ronald McDonald House Charities in Rochester, New York.

William E. Beach has served as Vice President of the Company and HP Management since their inception. Since May 2002, Mr. Beach has also served as a Vice President of HPRS. He joined Home Leasing in 1972 as Vice President. Mr. Beach is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

William L. Brown has served as Vice President of the Company since 2000. Since May 2002, Mr. Brown has also served as Vice President of HP Management and HPRS. He joined the Company in 1998 when the Company acquired the multi-family assets owned by the Siegel Organization in Baltimore, Maryland. Mr. Brown had served as an Executive Vice President of the Siegel Organization since 1970. He is a graduate of the University of Baltimore.

Charis W. Copin has served as Vice President of the Company since 2001. Since May 2002, Ms. Copin has also served as Vice President of HP Management and HPRS. She joined Home Properties in 2001 as Director of Investor Relations. Prior to joining the Company, she was Director of Investor Relations at PSC Inc. since 1996. She had previously held various senior management positions in Marketing, Corporate and Investor Relations, and Strategic Planning at RCSB Financial, Inc., the holding company for Rochester Community Savings Bank. Ms. Copin holds an MBA from the Rochester Institute of Technology and a BA from St. Lawrence University. She also serves on the Board of Directors of Fairport Savings Bank and on the Board of Trustees of Geva Theatre Center.

Timothy A. Florczak has served as Vice President of the Company since its inception. Since May 2002, Mr. Florczak has also served as Vice President of HP Management and HPRS. He joined Home Leasing in 1985 as a Vice President. Prior to joining Home Leasing, Mr. Florczak was Vice President of Accounting of Marc Equity Corporation. Mr. Florczak is a graduate of the State University of New York at Buffalo.

Mildred R. Hemstetter has served as Vice President of the Company since 2001. Since May 2002, Ms. Hemstetter has also served as Vice President of HP Management and HPRS. Prior to joining Home Properties in 1999, she had served as Vice President of Property Management for The Macks-Fidler Organization in Baltimore, Maryland for 40 years. Ms. Hemstetter is the Regional Leader for the Mid-Atlantic, Baltimore Region. She also serves on the Maryland Multi-Housing Association Executive Board, is a Senior Registered Apartment Manager, and a HUD Certified Assisted Housing Manager.

Marianne C. Holman has served as Vice President of the Company since 2001. Since May 2002, Ms. Holman has also served as Vice President of HP Management and HPRS. She joined the Company in 1999 and served as a Property Manager for the Detroit Region until January 2001, when she was promoted to Regional Leader. Ms. Holman has been in property management for 19 years. In her career, she has worked for private and public property management companies, including Equity Residential. Ms. Holman is a licensed Michigan real estate broker, a Certified Property Manager (CPM), as designated by the Institute of Real Estate Management, and is the President of the Detroit Metropolitan Apartment Association.

Gerald B. Korn has served as Vice President and been employed at the Company since 1998. Since May 2002, Mr. Korn has also served as Vice President of HP Management and HPRS. From 1984 until 1998, he was employed by Rochester Community Savings Bank in various capacities, including as Senior Vice President in charge of the bank’s national commercial real estate portfolio. Prior to 1984, Mr. Korn was employed for 11 years as a FDIC Bank Examiner. Mr. Korn is a graduate of the Rochester Institute of Technology.

Laurie A. Leenhouts has served as Vice President of the Company since its inception and has been Vice President of HP Management since 1998. Since May 2002, Ms. Leenhouts has also served as Vice President of HPRS. She joined Home Leasing in 1987 and has served as Vice President since 1992. Ms. Leenhouts is a graduate of the University of Rochester. She is the daughter of Norman Leenhouts.

Paul O’Leary has served as Vice President of the Company since its inception. Since May 2002, Mr. O’Leary has also served as Vice President of HP Management and HPRS. He joined Home Leasing in 1974 and has served as Vice President of Home Leasing since 1978. Mr. O’Leary is a graduate of Syracuse University and is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.

Bernard J. Quinn has served as Vice President of the Company since 2000. Since May 2002, Mr. Quinn has also served as Vice President of HP Management and HPRS. He joined the Company in 1997 and served as a Property Manager in the Philadelphia region until 2000 when he was appointed Regional Leader of the New Jersey region. Prior to joining the Company, Mr. Quinn was employed by Mill Creek Realty in Philadelphia. Mr. Quinn has a Pennsylvania real estate license and is a graduate of Villanova University. He serves on the Board of Directors as Treasurer of the New Jersey Apartment Association.

James E. Quinn, Jr. has served as Vice President of the Company since 1998. He has also served as Vice President of HPRS since 2000 and Vice President of HP Management since May 2002. He joined the Company in 1997 as the regional leader for the Philadelphia region. Mr. Quinn also serves as the regional leader for the Boston Region. Prior to joining the Company, Mr. Quinn was Vice President of Mill Creek Realty Group. Mr. Quinn is a licensed Pennsylvania real estate broker and is a graduate of Drexel University. Mr. Quinn serves as the Vice President of the Apartment Association of Greater Philadelphia and on the Board of Directors of the Rental Housing Association of the Greater Boston Real Estate Board.

Alan Regan has served as Vice President of the Company since 2001. Since May 2002, Mr. Regan has also served as Vice President of HP Management and HPRS. He joined the Company in 2000 as Director of Affordable Housing. Prior to joining Home Properties, Mr. Regan was the Chief Operating Officer with Landsman Development Corporation. Mr. Regan is a graduate of Fredonia State College.

Janine M. Schue has served as Vice President of the Company since February 2002, after joining the Company in October of 2001. Since May 2002, Ms. Schue has also served as Vice President of HP Management and HPRS. Prior to joining the Company, she was employed by NetSetGo as Vice President of Human Resources and prior to that by Wegmans Food Markets, Inc. as Director of Human Resources. Ms. Schue is a graduate of the State University of New York at Albany and holds a Masters of Education.

Joseph M. Stafford has served as Controller since joining the Company in February 2002 and as Vice President since February 2003. Prior to joining the Company, he was an Audit Manager for PricewaterhouseCoopers LLP. Mr. Stafford is a graduate of Syracuse University and is a Certified Public Accountant.

Richard J. Struzzi has served as Vice President of the Company and HP Management since their inception. He has also served as Vice President of HPRS since December 2000. He joined Home Leasing in 1983 as a Vice President. Mr. Struzzi is a graduate of the State University of New York at Potsdam and holds a Masters Degree in Public School Administration from St. Lawrence University. He is the son-in-law of Nelson Leenhouts.

Kathleen K. Suher joined the Company as in-house counsel in 1998 and was named Vice President in 2001. Since May 2002, Mrs. Suher has also served as Vice President of HP Management and HPRS. Prior to joining Home Properties, she was an associate with the law firm of Nixon Peabody LLP, specializing in real estate. Mrs. Suher is a graduate of the University of Rochester and holds a Juris Doctor from Syracuse University College of Law.

Robert C. Tait has served as Vice President of the Company and HP Management since their inception. Since May 2002, Mr. Tait has also served as Vice President of HPRS. He joined Home Leasing in 1989 and served as Vice President of Home Leasing since 1992. Prior to joining Home Leasing, he was a manufacturing/industrial engineer with Moscom Corp. Mr. Tait is a graduate of Princeton University, holds a Masters Degree in Business Administration from Boston University and holds the Real Property Administrator Degree from the Building Owners and Managers International Institute. Married to Director Amy L. Tait, he is the son-in-law of Norman Leenhouts.

Marilyn Thomas has served as Vice President of the Company and HPRS since 1999. Since May 2002, Mrs. Thomas has also served as Vice President of HP Management. She joined the Company in 1998. Prior to joining Home Properties, Mrs. Thomas was Vice President at Patterson-Erie Corporation for 15 years, working in the affordable housing, market rate apartment and development areas. Mrs. Thomas is a licensed Pennsylvania real estate broker and has been a Certified Property Manager since 1988.

Linda Vicari has served as Vice President of the Company since February 2002. Since May 2002, Ms. Vicari has also served as Vice President of HP Management and HPRS. She joined the Company in November 2000 as a Regional Leader for the Pittsburgh/Ohio Region. Ms. Vicari holds a Bachelors degree in Business Management and Economics from the State University of New York at Fredonia. She is a Certified Property Manager (CPM) and is the Charity Liaison of the Executive Council for the Pittsburgh Chapter of the Institute of Real Estate Management. Ms. Vicari has worked in the residential property management industry for 21 years, serving areas spanning ten states.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Common Stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “HME” since July 28, 1994. The following table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all distributions paid.

                              High            Low         Distribution

2001
First Quarter                $28.63          $25.89           $.57
Second Quarter               $30.21          $27.50           $.57
Third Quarter                $32.26          $29.00           $.57
Fourth Quarter               $33.42          $29.63           $.60

2002
First Quarter                $34.45          $31.40           $.60
Second Quarter               $37.94          $33.79           $.60
Third Quarter                $37.91          $31.25           $.60
Fourth Quarter               $34.55          $28.28           $.61
As of February 21, 2003, the Company had approximately 6,400 shareholders of record, 27,562,407 common shares (plus 15,966,018 UPREIT Units convertible into 15,966,018 common shares and Preferred Stock convertible into 3,235,592 common shares) were outstanding, and the closing price was $31.50. It is the Company’s policy to pay dividends. The Company has historically paid dividends on a quarterly basis in the months of February, May, August and November. The Credit Agreement relating to the Company’s $115 million line of credit provides that the Company may not pay any distribution if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of: (i) 90% of funds from operations, and 110% of cash available for distribution; and (ii) the amounts required to maintain the Company’s status as a REIT.

Item 6. Selected Financial and Operating Information

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K (amounts in thousands, except per share data).

                                                     2002        2001        2000         1999        1998
                                                     ----        ----        ----         ----        ----
Revenues:
Rental Income                                        $378,133    $333,923    $284,142     $206,583    $131,385
Other Income                                           17,429      18,117      21,582       16,435      11,685
                                                     --------    --------    --------     --------    --------
TOTAL REVENUES                                        395,562     352,040     305,724      223,018     143,070
                                                     --------    --------    --------     --------    --------

Expenses:
Operating and maintenance                             165,087     147,026     128,269       95,738      63,556
General & administrative                               12,649      10,542       6,485        5,241       3,276
Interest                                               77,314      65,699      56,150       39,056      23,711
Depreciation & amortization                            66,388      61,917      49,698       35,392      22,086
Impairment of assets held as General Partner            3,183           -           -            -           -
Loss on available-for-sale securities                       -           -           -        2,123           -
Non-recurring acquisition expense                           -           -           -        6,225           -
                                                     --------    --------    --------     --------    --------
TOTAL EXPENSES                                        324,621     285,184     240,602      183,775     112,629
                                                     --------    --------    --------     --------    --------

Income from operations                                 70,941      66,856      65,122       39,243      30,441
Gain (loss) on disposition of property and
  business                                             (356)     26,241    (1,386)         457           -
Equity in earnings (losses) of unconsolidated
  affiliates                                         (17,493)        123    (1,747)         201        (146)
                                                     --------    --------    --------     --------    --------
Income before minority interest, discontinued
  operations and extraordinary item                    53,092      93,220      61,989       39,901      30,295
Minority interest                                      12,703      31,574      23,505       15,819      11,835
                                                     --------    --------    --------     --------    --------
Income from continuing operations                      40,389      61,646      38,484       24,082      18,460
Discontinued operations, net of minority
  interest                                              6,609       2,928       2,972        2,296       1,188
                                                     --------    --------    --------     --------    --------
Income before extraordinary item                       46,998      64,574      41,456       26,378      19,648
Extraordinary item, prepayment penalties, net
  of minority interest                               (2,059)        (68)          -          (96)       (960)
                                                     --------    --------    --------     --------    --------

Net Income                                             44,939      64,506      41,456       26,282      18,688
Preferred dividends                                  (14,744)    (17,681)    (12,178)      (1,153)          -
Premium on Series B preferred stock repurchase       (5,025)          -           -            -           -
                                                     --------    --------    --------     --------    --------

Net income available to common shareholders           $25,170    $ 46,825     $29,278      $25,129     $18,688
                                                      =======    ========     =======      =======     =======

Basic earnings per share data:
  Income from continuing operations                    $  .79     $  1.99     $  1.28      $  1.23     $  1.33
  Discontinued operations                                 .25         .13         .14          .12         .08
  Extraordinary item                                   (  .07)         -           -        (  .01)     (  .07)
                                                     --------    --------    --------     --------    --------
Net income available to common shareholders            $  .97     $  2.12     $  1.42      $  1.34     $  1.34
                                                      =======    ========     =======      =======     =======

Diluted earnings per share data:
  Income from continuing operations                    $  .78     $  1.98     $  1.27      $  1.23     $  1.32
  Discontinued operations                                 .25         .13         .14          .12         .08
  Extraordinary item                                   (  .07)         -           -        (  .01 )    (  .07)
                                                     --------    --------    --------     --------    --------
Net income available to common shareholders            $  .96     $  2.11     $  1.41      $  1.34     $  1.33
                                                      =======    ========     =======      =======     =======

Cash dividends declared per common share              $  2.41     $  2.31     $  2.16      $  1.97     $  1.83
                                                      =======    ========     =======      =======     =======

Balance Sheet Data:
Real estate, before accumulated depreciation       $2,597,278  $2,135,078  $1,895,269   $1,480,753    $940,788
Total assets                                        2,456,266   2,063,789   1,871,888    1,503,617   1,012,235
Total debt                                          1,335,807     992,858     832,783      669,701     418,942
Series B convertible cumulative preferred stock             -      48,733      48,733       48,733           -
Stockholders' equity                                  726,242     620,596     569,528      448,390     361,956

Other Data:
Net cash provided by operating activities            $143,537    $148,505    $127,218      $90,526     $60,548
Net cash used in investing activities               ($294,831)  ($139,106)  ($178,466)   ($190,892)  ($297,788)
Net cash provided by (used in) financing
  activities                                         $149,357   ($  9,129)    $56,955      $71,662    $266,877
Funds from Operations (1)                            $121,745    $136,604    $120,854      $80,784     $55,966
Cash available for distribution (2)                  $100,654    $120,994    $107,300      $78,707     $49,044

Weighted average number of shares outstanding:
  Basic                                            26,054,535  22,101,027  20,639,241   18,697,731  13,898,221
  Diluted                                          26,335,316  22,227,521  20,755,721   18,800,907  14,022,329

Total communities owned at end of period                  152         143         147          126          96
Total apartment units owned at end of period           41,776      39,007      39,041       33,807      23,680

(1)	Management considers funds from operations (“FFO”) to be an appropriate measure of performance of an equity REIT. FFO is defined as net income excluding gains or losses from the sales of property and business, extraordinary items, minority interest in the Operating Partnership, plus real estate depreciation. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity.

The calculation of FFO for the previous five years is presented as follows:

                                                  2002          2001          2000           1999          1998
                                                  ----          ----          ----           ----          ----

        Net income available to common
           shareholders                         $ 25,170       $ 46,825     $ 29,278        $25,129       $18,688
        Convertible Preferred dividends(a)        10,589         17,681       12,178          1,153             -
        Premium paid on Series B
           repurchased(b)                          5,025              -            -              -             -
        Depreciation from real property(c)        67,919         64,589       52,297         37,473        23,715
        Impairment on General Partner
           Investment(d)                           1,470              -            -              -             -
        (Gain) loss from sale of property            356      (26,241)       1,386         (457)            -
        Minority interest                         12,703         32,844       24,819         16,570        11,946
        Minority interest -  discontinued
           operations                              1,174            838          896            820           657
        (Gain) loss from sale of
           discontinued operations              (4,720)
        Extraordinary item                         2,059             68            -             96           960
                                                --------       --------     --------        -------       -------
        FFO                                     $121,745       $136,604     $120,854        $80,784       $55,966
                                                ========       ========     ========        =======       =======
        Weighted average common
           shares/units outstanding:
              Basic                             42,062.1       37,980.0     35,998.3       31,513.8      22,871.7
                                                ========       ========     ========        =======       =======
              Diluted(a)                        46,466.4       45,063.6     41,128.4       32,044.9      22,995.8
                                                ========       ========     ========        =======       =======
(a)	The calculation of FFO assumes the conversion of dilutive common stock equivalents and convertible preferred stock. Therefore, the convertible preferred dividends are added to FFO, and the common stock equivalent is included in the diluted weighted average common shares/units outstanding.

(b)	FFO for 2002 includes adding back the premium on the Series B preferred stock repurchase of $5,025.

(c)	Includes amounts passed through from unconsolidated investments.

(d)	FFO for 2002 includes adding back the loss associated with the Company’s investment in limited partnerships held as a general partner. The investment in the limited partnership is considered real estate for purposes of FFO.

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

(2)	Cash Available for Distribution is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $525 ($400 used for 2001 and $375 used for 1998-2000) per apartment unit. It is the Company’s policy to fund its investing activities and financing activities with the proceeds of its line of credit, new debt, by the issuance of additional Units in the Operating Partnership, or proceeds from property dispositions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with consolidated financial statements, the notes thereto, and the selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of the information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities within anticipated budgets, the actual pace of future acquisitions and sales, and continued access to capital to fund growth. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

The Company is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of December 31, 2002, the Company operated 296 apartment communities with 51,841 apartments. Of this total, the Company owned 152 communities, consisting of 41,776 apartments, managed as general partner 134 partnerships that owned 8,072 apartments and fee managed 1,993 apartments for affiliates and third parties. The Company also fee manages 2.2 million square feet of office and retail properties.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001.

The Company owned 121 communities with 34,464 apartment units throughout 2001 and 2002 where comparable operating results are available for the years presented (the “2002 Core Properties”). For the year ending December 31, 2002, the 2002 Core Properties showed an increase in rental revenues of 4.1% and a net operating income increase of 3.6% over the 2001 year-end period. Property level operating expenses increased 5.1%. Average economic occupancy for the 2002 Core Properties decreased from 93.6% to 92.0%, with average monthly rental rates increasing 5.8% to $843 per apartment unit.

A summary of the 2002 Core Property net operating income is as follows:

                                              2002                    2001           % Change
                                              ----                    ----           --------
        Rent                               $320,783,000           $308,164,000         4.1%
        Property Other Income                12,959,000             11,991,000         8.1%
                                           ------------           ------------         ---

        Total Revenue                       333,742,000            320,155,000         4.2%
        Operating and Maintenance         (143,880,000)        (136,892,000)       (5.1%)
                                           ------------           ------------         ---

        Net Operating Income               $189,862,000           $183,263,000         3.6%
                                           ============           ============         ===

During 2002, the Company acquired a total of 4,492 apartment units in 21 newly-acquired communities (the “2002 Acquisition Communities”). In addition, the Company experienced a full year results for the 2,820 apartment units in 10 apartment communities (the “2001 Acquisition Communities”) acquired during 2001. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 2002.

During 2002, the Company also disposed of 12 properties with a total of 1,724 units, which had partial results for 2002 (the “2002 Disposed Communities”). The results of these disposed properties have been reflected in discontinued operations.

For the year ended December 31, 2002, income from operations (income before gain on disposition of property and business, equity in earnings (losses) of unconsolidated affiliates, minority interest, discontinued operations and extraordinary item) increased by $4,085,000 when compared to the year ended December 31, 2001. The increase was primarily attributable to the following factors: an increase in rental income of $44,210,000 and a decrease in all other income of $688,000. These changes were partially offset by an increase in operating and maintenance expense of $18,061,000, an increase in general and administrative expense of $2,107,000, an increase in interest expense of $11,615,000, an increase in depreciation and amortization of $4,471,000 and the charge for impairment of assets held as General Partner of $3,183,000.

Of the $44,210,000 increase in rental income, $27,259,000 is attributable to the 2002 Acquisition Communities and $17,350,000 is attributable to the 2001 Acquisition Communities, offset in part by a $13,018,000 reduction attributable to the 2001 Disposed Communities. The balance of $12,619,000 relates to a 4.1% increase from the 2002 Core Properties due primarily to an increase of 5.8% in weighted average rental rates, offset by a decrease in average economic occupancy from 93.6% to 92.0%.

In addition to normal inflationary rent increases, the Company was successful in achieving above-normal increases at specific properties where rents were below the level of the average rent charged by our direct competition. An additional component of the 5.8% increase in weighted average rent results from the significant upgrading and repositioning efforts discussed under the Capital Improvements section of this report. The Company seeks a minimum 12% internal rate of return for these revenue-enhancing upgrades.

The decrease in average economic occupancy can be attributed to the decline in general economic conditions during 2002. Same-store occupancies have averaged approximately 95% for a number of years. During the second quarter of 2001, the Detroit regional market experienced softness that was partially related to announced lay-offs in the auto industry. A reduction in job growth leads to fewer household formations, which creates a reduction in demand for rental housing. During the third and fourth quarters of 2001, it became obvious that the recession was affecting all of our regions, as well as our competitors. Occupancy levels dipped to a low of 91.6% for the month of December 2001. From that low point in December 2001, occupancy levels increased slightly for all of 2002, averaging 92.2%

In this recessionary economic environment, it is very difficult to project rental rate and occupancy results. The Company has provided guidance for 2003, which, at the mid-point of the range, anticipates same store revenue growth of 3.7%, including above-average rental increases from the continued efforts to upgrade the properties. Occupancy levels are expected to remain below the levels they were at during 2002, producing an expected average for 2003 of 91.6%.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, net profits from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2002 by $1,595,000. Of this increase, $588,000 is attributable to the 2001 Acquisition Communities, $513,000 is attributable to the 2002 Acquisition Communities and $968,000 represents an 8.1% increase attributable to the 2002 Core Properties. These increases were offset in part by decreases attributable to the 2001 Disposed Communities of $474,000.

Interest and dividend income decreased in 2002 by $1,695,000, due to decreased levels of financing to affiliates and a lower interest rate environment.

Other income, which primarily reflects management and other real estate service fees recognized directly by the Company, decreased $588,000 due to decreased levels of management fees from properties directly managed by the Company. These decreased levels of management fees are directly attributable to the decrease in property revenue and occupancy at the managed properties as a result of the weak economy.

Of the $18,061,000 increase in operating and maintenance expenses, $7,233,000 is attributable to the 2001 Acquisition Communities, $10,010,000 is attributable to the 2002 Acquisition Communities and a reduction of $6,170,000 is attributable to the 2001 Disposed Communities. The balance for the 2002 Core Properties, a $6,988,000 increase in operating expenses or 5.1%, is primarily a result of increases in real estate taxes, personnel expense, property insurance, and repairs and maintenance costs, offset in part by decreases in natural gas utilities and snow removal costs. The insurance expense for the year reflects the impact of a legal settlement related to the portion of the policy year from January 1, 2002, to October 31, 2002, and reduced the expense by $2.7 million. See Comparison of year ended December 31, 2001, to December 31, 2000, for further information.

Natural gas costs for the Core Properties were down 10.3% for the twelve months, due to an unusually mild winter in 2002 compared to 2001 where we expensed a combination of extraordinary increases in natural gas prices as well as lower temperatures experienced in 2001. Management believed it was in the Company’s best interest to take advantage of lower natural gas prices and to negotiate fixed price contracts starting in the Spring of 2001. As of December 31, 2002, the Company had fixed-price contracts covering 90% of its natural gas exposure for the 2002/2003 heating season. The Company has fixed-price contracts covering 75% of its natural gas exposure for the 2003/2004 heating season. Risk is further diversified by staggering contract term expirations. For the 2002/2003 heating season, the Company’s negotiated average price per decatherm is approximately $4.38. If the Company were to purchase a twelve month fixed price contract today, the price per decatherm would be $6.37. Management expects pricing to reduce once the current heating season ends, which is the time frame new fixed contracts would be renegotiated. If rates do not decrease, the Company would incur higher heating costs during 2004.

The Company has provided guidance for 2003 which anticipates same store expense growth at the mid-point of the range of 5.1%. Natural gas costs are assumed to increase 8%, personnel expense is projected to increase 4%, and insurance costs are anticipated to increase 84%.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2002 Core Properties was 43.1% and 42.6% for 2002 and 2001, respectively. This 0.5% increase resulted from the 4.2% increase in total rental and property other income achieved through ongoing efforts to upgrade and reposition properties for maximum potential being offset by the 5.1% increase in operating and maintenance expense. In general, the Company’s operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company’s practice, typical in its markets, of including heating expenses in base rent.

General and administrative expenses increased in 2002 by $2,107,000 or 20% from $10,542,000 in 2001 to $12,649,000 in 2002. As the Company expands geographically, the increases principally reflect increased efforts in serving residents and employees through new and expanded initiatives, including a help desk, call center, and an education department. Bonus expense increased $838,000 in 2002, net of amounts allocated to properties and the Management Companies. In addition, the Company incurred $882,000 in a legal settlement. During 2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance. This reclassification was made as the Company determined that certain expenditures were more appropriately allocated to the properties’ operations. The general and administrative expenses for 2001 reflect this same reclassification. The percentage of general and administrative expenses compared to total revenue was 3.2% for 2002 compared to 3.0% for 2001.

Interest expense increased in 2002 by $11,615,000 as a result of the acquisition of the 2002 Acquisition Communities and a full year of interest expense for the 2001 Acquisition Communities. The 2001

Acquisition Communities, costing in excess of $212,000,000, were financed with $68,000,000 of assumed debt in addition to the use of UPREIT Units. The 2002 Acquisition Communities, costing in excess of $430,000,000, were financed with $153,600,000 of assumed debt, in addition to the use of UPREIT Units. During the first and second quarters of 2002 the Company also closed on additional mortgage debt through Freddie Mac totaling $102,000,000. During the fourth quarter of 2002, the Company refinanced $101,000,000 in existing mortgage debt resulting in new borrowings of approximately $237,000,000. In addition, amortization from deferred charges relating to the financing of properties totaled $1,014,000 and $632,000, and was included in interest expense for 2002 and 2001, respectively.

Depreciation and amortization expense increased $4,471,000 due to the depreciation on the 2002 Acquisition Communities, the 2001 Acquisition Communities, the additions to the Core Properties, net of the Disposition Communities. The increase is net of the effect of the change in accounting estimate made by management effective January 1, 2002, related to the extension of certain depreciable lives of real estate and related assets. The change reduced depreciation expense for the year by approximately $10,000,000 (before allocation to minority interest). Specifically, the Company changed the useful lives of all buildings to 40 years regardless of the date of construction. Previously, the buildings were depreciated over 30-40 years based on the year of construction. In addition, for major kitchen and bathroom upgrades, the Company determined that a 20-year life was more appropriate rather than its previous life of 10 years. The Company believes that the change in useful lives is more reflective of the economic lives of the tangible assets and is also more comparable to its peer group.

The Company, including its equity affiliates (the Management Companies), determined in the fourth quarter of 2002 that it would market for sale the assets associated with its interests in various affordable property limited partnerships. Prior to the fourth quarter of 2002, the Company had been assessing whether to expand its holding in such assets, including seeking out additional management opportunities, to consider the sale of such assets, or to retain its existing portfolio of assets without further growth. The Company ultimately concluded that it would not seek to grow its portfolio of these types of assets. It was then determined that the existing affordable property limited partnerships required a disproportionate effort to manage which was not justified by the overall contribution to profit. The Company concluded that its strategic focus should be on the direct ownership and management of market rate properties. Accordingly, the decision to sell its assets in the affordable property limited partnerships was made.

The Company’s assets related to the affordable property limited partnerships are comprised of management contracts, loans, advances and receivables and general partnership interests. An aggregate impairment charge of $14.2 million was recorded by the Company and its equity affiliates and resulted from adjusting the recorded amount of the assets to their estimated fair market value. The impairment charge was comprised of the following: (i) intangible assets (i.e. management contracts) were written down $985,000 to their estimated fair market value, (ii) loans, advances and other receivables which had previously been assessed for impairment based upon their estimated collectibility as determined under applicable accounting standards, are now, subsequent to the Company’s decision to sell, required to be reflected at their estimated fair market value and, accordingly, were written down by an aggregate of $12,363,000 and (iii) the general partnership equity interests were written down $899,000 as certain of the Company’s investments are now considered to have suffered an other than temporary impairment. As the assets are held by both the Company and its equity affiliates, the resultant impairment triggered by the decision to sell these assets is reflected in the statement of operations within the line items as follows:

         Impairment of assets held as general partner                  $ 2,448,000
         Equity in earnings (losses) of unconsolidated affiliates       11,799,000
                                                                       -----------
                                                                       $14,247,000
                                                                       ===========
In addition to the above impairment charge, the Company’s results of operations, prior to the decision to sell, were impacted by losses incurred by certain of the affordable property limited partnerships. These losses were a direct result of the weak economy and resulting decrease in occupancy levels. Loans, advances and other receivables of $3,256,000 ($164,000 by the Company and $3,092,000 by the equity affiliates) were written down due both to (i) the accounting requirements of EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which require the general partner to record a greater share of the underlying investment’s losses where the investor (i.e. the Company including its equity affiliates) also has loans outstanding and the limited partner has no capital account and (ii) the assessment of recoverability of recorded amounts based upon the projected performance of the properties over the respective repayment terms. In addition, the Company recorded an other than temporary impairment of $571,000, $546,000 relating to the expiration in December 2002, of an option to acquire one of its equity interests. This change in circumstances was unrelated to the Company’s decision to sell its interest. These assets are held by both the Company and its equity affiliates. The resultant charges that would have been recognized regardless of the Company’s decision to sell the assets is reflected in the statement of operations within the line items as follows:

         Impairment of assets held as general partner                  $  735,000
         Equity in earnings (losses) of unconsolidated affiliates       3,092,000
                                                                       ----------
                                                                       $3,827,000
                                                                       ==========
The summary of the impairment and other charges related to the assets associated with the affordable property limited partnerships referenced in the previous paragraphs is as follows (in thousands):

                              Sale Impairment              Other Charges                   Totals
                              ---------------              -------------                   ------
        Assets          Company1  Affiliates2   Total   Company1 Affiliates2    Total  Company1   Affiliates   Combined
        ---------------------------------------------------------------------------------------------------------------

Loans, advances and
  other receivables           $564   $11,799    $12,363     $164    $3,092     $3,256     $728     $14,891      $15,619
Intangible assets              985         -        985        -         -          -      985           -          985
General partner equity         899         -        899      571         -        571    1,470           -        1,470
                            ------   -------    -------     ----    ------     ------   ------     -------      -------
                            $2,448   $11,799    $14,247     $735    $3,092     $3,827   $3,183     $14,891      $18,074
                            ======   =======    =======     ====    ======     ======   ======     =======      =======

1  Recorded by the Company in the line item “Impairment of assets held as General Partner”

2  Recorded by the Affiliates, and reflected by the Company in the line item “Equity in earnings (losses) of unconsolidated affiliates"

During 2002, the Company reported a loss on disposition of property and business of $356,000 relating primarily to additional expenses incurred in the first quarter of 2002 for sales which closed in the fourth quarter of 2001. These costs represented a change in estimate from those accrued at the time of the sale.

Equity in earnings (losses) of unconsolidated affiliates decreased $17,616,000 from 2001 to 2002. A decrease of $2,725,000 arises from the reduction in the net contribution from property management and other activities of the Management Companies after allocating certain overhead and interest expense. This reflected a lower level of management fees associated with the performance of the managed affordable properties due to the weak economy, which negatively affected the properties’ revenue and occupancy. The general and administrative overhead charges which increased approximately $600,000 represents an allocation of direct and indirect costs incurred by the Company estimated by management to be associated with the activities of the Management Companies. In addition to the above, prior to the decision to sell the assets associated with the limited partnership interest where the Company is the general partner, charges of $3,092,000 were recorded arising from operating losses and other charges directly associated with the performance of the partnerships where the Management Companies have outstanding loans, advances and other receivables. Finally, an impairment charge of $11,799,000 was recorded in order to reduce the assets to their estimated fair value arising from the Company’s decision to sell (see table above).

Minority interest decreased $18,871,000 due to the decrease in income allocated to the OP Unitholders, which is primarily attributable to the combination of losses associated with the assets associated with the limited partnerships where the Company is a general partner and the significant gains on disposition of real estate during 2001, which were not recurring during 2002.

Included in discontinued operations for the year ended December 31, 2002 are the operating results, net of minority interest, of twelve apartment community dispositions and one apartment community (sold in January 2003) that were sold or considered held for sale as of December 31, 2002. The decrease in the income from operations component of discontinued operations principally relates to the less than 12 months of operations included in 2002 compared to 12 months in the prior year.

Extraordinary item, net of minority interest, increased in 2002 by $1,991,000 over 2001. This was due to prepayment penalties incurred on the Company’s refinancings which took place during the fourth quarter of 2002.

Net income decreased $19,567,000 or 30% primarily attributable to the combination of the losses recorded by the equity affiliates related to the impairment and other charges described above and the significant gains on disposition of real estate during 2001 offset in part by the results of the 2002 Acquisition Communities, the 2001 Acquisition Communities, net of the 2001 Disposition Communities.

Comparison of year ended December 31, 2001 to year ended December 31, 2000.

The Company owned 99 communities with 28,887 apartment units throughout 2000 and 2001 where comparable operating results are available for the years presented (the “2001 Core Properties”). For the year ending December 31, 2001, the 2001 Core Properties showed an increase in rental revenues of 6.5% and a net operating income increase of 8.1% over the 2000 year-end period. Property level operating expenses increased 4.6%. Average economic occupancy for the 2001 Core Properties decreased from 94.5% to 93.8%, with average monthly rental rates increasing 7.3% to $781.

A summary of the 2001 Core Property net operating income is as follows:

                                           2001                    2000                   % Change
                                           ----                    ----                   --------
        Rent                            $254,039,000           $238,504,000                 6.5%
        Property Other Income             10,107,000              9,408,000                 7.4%
                                        ------------           ------------                 ---

        Total Revenue                    264,146,000            247,912,000                 6.5%
        Operating and Maintenance       (113,029,000)         (108,093,000)               (4.6%)
                                        ------------           ------------                 ---

        Net Operating Income            $151,117,000           $139,819,000                 8.1%
                                        ============           ============                 ===
During 2001, the Company acquired a total of 2,820 apartment units in 10 newly acquired communities (the “2001 Acquisition Communities”). In addition, the Company experienced a full year results for the 5,384 apartment units in 22 apartment communities (the “2000 Acquisition Communities”) acquired during 2000. The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 2001.

During 2001, the Company also disposed of 14 properties with a total of 2,855 units, which had partial results for 2001 (the “2001 Disposed Communities”).

For the year ended December 31, 2001, income from operations (income before gain on disposition of property and business, equity in earnings (losses) of unconsolidated affiliates, minority interest, discontinued operations and extraordinary item) increased by $1,734,000 when compared to the year ended December 31, 2000. The increase was primarily attributable to the following factors: an increase in rental income of $49,781,000 and a decrease in all other income of $3,465,000. These changes were partially offset by an increase in operating and maintenance expense of $19,022,000, an increase in general and administrative expense of $3,792,000, an increase in interest expense of $9,549,000, and an increase in depreciation and amortization of $12,219,000.

Of the $49,781,000 increase in rental income, $28,937,000 is attributable to the 2000 Acquisition Communities and $14,032,000 is attributable to the 2001 Acquisition Communities, offset in part by a $8,723,000 reduction attributable to the 2001 Disposed Communities. The balance of $15,535,000 relates to a 6.5% increase from the 2001 Core Properties due primarily to an increase of 7.3% in weighted average rental rates, offset by a decrease in average economic occupancy from 94.5% to 93.8%.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, net profits from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2001 by $1,895,000. Of this increase, $984,000 is attributable to the 2000 Acquisition Communities, $483,000 is attributable to the 2001 Acquisition Communities and $699,000 represents a 7.5% increase from the 2001 Core Properties, offset in part by a $271,000 reduction attributable to the 2001 Disposed Communities.

Interest and dividend income decreased in 2001 by $4,730,000. Of this decrease, $3,153,000 was due to the Company contributing loans due from affiliates to HPRS, in March 2001, described below. Subsequent to the transfer, the interest income is reported in Equity in earnings (losses) of unconsolidated affiliates. In addition, $1,091,000 reflected a reduction in interest earned from decreased levels of cash reserves invested.

Other income, which primarily reflects management and other real estate service fees recognized directly by the Company, decreased $630,000 due to a lower level of development fees offset by an increase in management fees from properties directly managed by the Company.

Of the $18,757,000 increase in operating and maintenance expenses, $13,890,000 is attributable to the 2000 Acquisition Communities, $4,714,000 is attributable to the 2001 Acquisition Communities and a reduction of $4,783,000 is attributable to the 2001 Disposed Communities. The balance for the 2001 Core Properties, a $4,936,000 increase in operating expenses or 4.6%, is primarily a result of increases in gas utilities, office and telephone expense, and real estate taxes, offset in part by decreases in repairs and maintenance, incentive compensation, and property insurance.

Natural gas costs for the Core Properties were up 43% for the twelve months, due to extraordinary increases in natural gas prices as well as lower temperatures in 2001 compared to above-average temperatures in 2000. Looking back the last ten years, the price of natural gas has been relatively stable. Historically, at the beginning of each heating season, rates experienced some pressures but start to stabilize at lower levels in January. The 2000/2001 heating season did not follow this same pattern. Spot prices per decatherm spiked over $10 in December 2000 and January 2001. This unusual pattern made it more difficult to execute economically feasible fixed price contracts. During the first quarter of 2001, the Company experienced extremely high costs for natural gas, producing a same-store increase in operating and maintenance costs of 15.1%.

Management believed it was in the Company’s best interest to take advantage of lower natural gas prices and to negotiate fixed price contracts starting in the Spring of 2001. As of December 31, 2001, the Company had fixed-price contracts covering 90% of its natural gas exposure for properties owned by the Company at December 31, 2001.

In October 2001, the Company resolved a legal claim with an insurance provider and received a total settlement of $4.9 million. This refund was allocated to insurance expense in relation to the Company’s estimate of loss spread over the corresponding policy term. The policy term covered November 1, 2000 to October 31, 2001 and November 1, 2001 to October 31, 2002. The amount of the settlement relating to the period from November 1, 2000 to December 31, 2001 was estimated to be $2.2 million, and that amount reduced insurance expense in the fourth quarter of 2001. The remaining settlement of $2.7 million related to the remaining policy period from January 1, 2001, through October 31, 2002, was amortized on a straight-line basis over that period.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2001 Core Properties was 42.3% and 43.6% for 2001 and 2000, respectively. This 1.3% reduction is a result of the 6.5% increase in total rental and property other income achieved through ongoing efforts to upgrade and reposition properties for maximum potential. In general, the Company’s operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the Company’s practice, typical in its markets, of including heating expenses in base rent.

General and administrative expenses increased in 2001 by $4,057,000, or 63% from $6,485,000 in 2000 to $10,542,000 in 2001. As the Company expands geographically, the increases reflect increased efforts in serving residents and employees through new and expanded initiatives, including a help desk, call center, and an education department. In addition, the increase can be attributed to overhead costs, which had, historically, been allocated to the Company’s affordable housing development business, which was sold in 2000 and the net results of which were reported in equity in earnings (losses) in unconsolidated affiliates. During 2002, the Company reclassified certain property related operating expenses from General and Administrative to Operating and Maintenance. Both 2001 and 2000 reflect this same reclassification. The percentage of general and administrative expenses compared to total revenue was 3.0% for 2001 compared to 2.1% for 2000.

Interest expense increased in 2001 by $9,549,000 as a result of the acquisition of the 2001 Acquisition Communities and a full year of interest expense for the 2000 Acquisition Communities. The 2000 Acquisition Communities, costing in excess of $322,000,000, were financed with $163,000,000 of assumed debt in addition to the use of UPREIT Units. The 2001 Acquisition Communities, costing in excess of $212,000,000, were financed with $68,000,000 of assumed debt, in addition to the use of UPREIT Units. During 2001, the Company refinanced $52,000,000 in existing mortgage debt resulting in new borrowings in excess of $131,000,000. In addition, amortization from deferred charges relating to the financing of properties totaling $632,000 and $566,000 was included in interest expense for 2001 and 2000, respectively.

Depreciation and amortization expense increased $12,219,000 due to the depreciation on the 2001 Acquisition Communities, the 2000 Acquisition Communities, the additions to the Core Properties, net of the 2001 Disposition Communities.

During 2001, the Company reported a gain on disposition of property and business of $26,241,000. This includes the disposition of 14 apartment communities with 2,855 units in six separate transactions for a total sales price of $122,000,000.

Equity in earnings (losses) of unconsolidated affiliates which reflects the net contribution from management and development activities after allocating certain overhead and interest expense, increased by $1,870,000 due primarily to interest income on loans from affiliated partnerships. The general and administrative overhead represents an allocation of direct and indirect costs incurred by the Company estimated by management to be associated with these activities. In March 2001, HPRS was recapitalized with a contribution of $23.7 million of loans to affiliated partnerships by the Company. This effectively shifted a significant amount of interest income to the equity in earnings (losses) of unconsolidated affiliates.

Minority interest increased $8,069,000 due to the increase in income allocated to the OP Unitholders, which is attributable to the 2001 Acquisition Communities, the 2000 Acquisition Communities, net of the 2001 Disposition Communities, and the gain on disposition of property and business.

Discontinued operations for the years ended December 31, 2001 and 2000 are the operating results, net of minority interest, of twelve apartment community dispositions and one apartment community (sold in January 2003) that were sold in 2002 or considered held for sale as of December 31, 2002.

Net income increased $23,050,000 or 56% primarily attributed to the results of the 2001 Acquisition Communities, the 2001 Acquisition Communities, net of the 2001 Disposition Communities, as previously discussed, and the gain on disposition of property and business.

Liquidity and Capital Resources

The Company’s principal liquidity demands are expected to be distributions to the preferred and common stockholders and Operating Partnership Unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, stock repurchases and debt repayments. The Company may also engage in transactions whereby it acquires equity ownership in other public or private companies that own and manage portfolios of apartment communities. Management anticipates the acquisition of properties of approximately $250 million in 2003, although there can be no assurance that such acquisitions will actually occur.

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

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and the line of credit described below, it intends to satisfy such requirements through the issuance of UPREIT Units, proceeds from the Dividend Reinvestment Plan (“DRIP”), proceeds from the sale of properties, property debt financing, or issuing additional common shares, shares of the Company’s preferred stock, or other securities. As of December 31, 2002, the Company owned 22 properties, with 3,666 apartment units, which were unencumbered by debt.

An increase in a source of liquidity will be from the sale of properties. Since its IPO through 2000, the Company had sold only a few small properties. During 2001, the Company sold 14 communities for a total sales price of $122 million. During 2002 the Company sold 12 communities for a total sales price of $87.1 million. The Company was able to sell these properties at an average capitalization rate of 9.2% and reinvest in the acquisition of properties with more growth potential at an expected first year cap rate of 8.0%. While the capitalization rate from dispositions was 120 basis points higher than for acquisitions, the Company expects to realize a higher unleveraged IRR from its acquisitions due to higher rates of revenue growth. Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $100 million in 2003, although there can be no assurance that such dispositions will actually occur.

In May 1998, the Company’s Form S-3 Registration Statement was declared effective relating to the issuance of up to $400 million of common stock, preferred stock or other securities. The available balance on the shelf registration statement at December 31, 2002 was $144,392,000.

In December 1999, the Class A limited partnership interests held by the State of Michigan Retirement Systems (originally issued in December 1996 for $35 million) were converted to Series A Convertible Cumulative Preferred shares (“Series A Preferred Shares”) which retained the same material rights and preferences that were associated with the limited partnership interests. On November 28, 2001, the Series A Preferred Shares were converted to common shares. The conversion had no effect on reported results of operations.

In September 1999, the Company completed the sale of $50 million of Series B Preferred Stock in a private transaction with GE Capital. The Series B Preferred stock carries an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company’s common shares into which the preferred shares can be converted. The stock has a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, non-call provision. On February 14, 2002, 1,000,000 shares of the Series B Preferred stock were converted to 839,771 common shares. The conversion has no effect on the reported results of operations. On May 24, 2002 the Company repurchased the remaining 1.0 million shares outstanding at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted). The Company repurchased the shares for $29,392,000 equal to the $35.00 common stock trading price when the transaction was consummated. A premium of $5,025,000 was incurred on the repurchase and has been reflected as a charge to net income available to common shareholders’ in the consolidated statement of operations for the year ended December 31, 2002.

In May and June 2000, the Company completed the sale of $60 million of Series C Preferred Stock in a private transaction with affiliates of Prudential Real Estate Investors (“Prudential”), Teachers Insurance and Annuity Association of America (“Teachers”), affiliates of AEW Capital Management and Pacific Life Insurance Company. The Series C Preferred Stock carries an annual dividend rate equal to the greater of 8.75% or the actual dividend paid on the Company’s common shares into which the preferred shares can be converted. The stock has a conversion price of $30.25 per share and a five-year, non-call provision. As part of the Series C Preferred Stock transaction, the Company also issued 240,000 warrants to purchase common shares at a price of $30.25 per share, expiring in five years. In January 2003, holders of 100,000 shares of Series C Preferred Shares elected to convert those shares for 330,579 shares of common stock.

In June 2000, the Company completed the sale of $25 million of Series D Preferred Stock in a private transaction with The Equitable Life Assurance Society of the United States. The Series D Preferred Stock carries an annual dividend rate equal to the greater of 8.775% or the actual dividend paid on the Company’s common shares into which the preferred shares can be converted. The stock has a conversion price of $30 per share and a five-year, non-call provision.

In December 2000, the Company completed the sale of $30 million of Series E Preferred Stock in a private transaction, again with affiliates of Prudential and Teachers. The Series E Preferred Stock carries an annual dividend rate equal to the greater of 8.55% or the actual dividend paid on the Company’s common shares into which the preferred shares can be converted. The stock has a conversion price of $31.60 per share and a five-year, non-call provision. In addition, as part of the Series E Preferred Stock transaction, the Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share, expiring in five years. On August 20, 2002, 63,200 of the Series E Convertible Preferred Shares were converted into 200,000 shares of common stock. The conversion had no effect on the reported results of operations.

On February 28, 2002, the Company closed on two common equity offerings totaling 704,602 shares of the Company’s common stock, at a weighted average price of $30.99 per share, resulting in net proceeds to the Company of approximately $21.8 million.

In March 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Shares”), with a $25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million. The net proceeds were used to fund the Series B preferred stock repurchase, property acquisitions, and property upgrades. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends. Each Series F Preferred share will receive an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).

In 2000, the Company obtained an investment grade rating from Fitch, Inc. The Company was assigned an initial corporate credit rating of “BBB” (Triple-B), with a rating of “BBB-” (Triple-B Minus) for Series C through E Convertible Preferred Stock.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. During 2002, the Company acquired an 864-unit property for a total purchase price of $81,500,000. The Company issued UPREIT units valued at approximately $11,500,000 million, with the balance funded by the assumption of debt and cash. During 2001, 520 apartment units in two separate transactions were acquired for a total cost of $33,000,000, using UPREIT Units valued at approximately $19,000,000 with the balance paid in cash or assumed debt.

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock and UPREIT Units. The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target price or a specific timetable for repurchase. At December 31, 1999, there was approval remaining to purchase 795,100 shares. In 2000, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2000, the Company repurchased 468,600 shares at a cost of $12,664,000. In 2001, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2001, the Company repurchased 754,000 shares and 436,700 UPREIT Units at a cost of $20,600,000 and $11,900,000, respectively. On August 6, 2002 the Board of Directors approved a 2,000,000-share increase in the stock repurchase program. During 2002, there were no shares or UPREIT Units repurchased by the Company. At December 31, 2002 the Company had authorization to repurchase 3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

In November 1995, the Company established a Dividend Reinvestment Plan. The Plan provides the stockholders of the Company an opportunity to automatically invest their cash dividends at a discount of 2% from the market price. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock, typically purchased at discounts, which have varied between 2% and 3%. During 2001, $32,000,000 of common stock was issued under this plan, with an additional $27,400,000 of common stock issued in 2002.

The DRIP was amended, effective April 10, 2001, in order to reduce management’s perceived dilution from issuing new shares at or below the underlying net asset value. The discount on reinvested dividends and optional cash purchases was reduced from 3% to 2%. The maximum monthly investment (without receiving approval from the Company) was reduced from $5,000 to $1,000. As expected, these changes significantly reduced participation in the Plan. Management will continue to monitor the relationship between the Company’s stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP participants to provide for investments in excess of the $1,000 maximum monthly investment. In February 2002, the Company announced such waivers will be considered beginning with the March 2002 optional cash purchase, since management had believed at that time that the stock is trading at or above its estimate of net asset value. During 2002, the Company granted 53 waivers for purchases aggregating a total of $3,900,000.

During the 2002, the Company extended its revolving line of credit with M&T Bank for a period of three years, increasing the line from $100,000,000 to $115,000,000. The Company’s outstanding balance as of December 31, 2002 was $35,000,000. Borrowings under the line of credit bear interest at 1.15% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company’s interest expense and as a result will affect the Company’s results of operations and financial condition. The line of credit expires on September 1, 2005. The Credit Agreement relating to this line of credit provides for the Company to maintain certain financial ratios and measurements. One of these covenants is that the Company may not pay any distribution if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of: (i) 90% of funds from operations and 110% of cash available for distribution; and (ii) the amount required to maintain the Company’s status as a REIT. During the fourth quarter of 2002, the funds from operations payout ratio was 94% when measured for the calendar year. Due to the impairment charges recorded in the fourth quarter, the Company did not meet the required ratio. Appropriate waivers have been granted by the participating banks.

As of December 31, 2002, the weighted average rate of interest on the Company’s mortgage debt was 6.45% and the weighted average maturity of such indebtedness was approximately eight years. Mortgage debt of $1.3 billion was outstanding with 99% at fixed rates of interest with staggered maturities. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

The Company’s net cash provided by operating activities decreased from $148,505,000 for the year ended December 31, 2001, to $143,537,000 for the year ended December 31, 2002. The decrease was principally due to changes in Other Assets, Accounts Payable and Accrued Liabilities.

Net cash used in investing activities increased from $139,106,000 in 2001 to $294,831,000 in 2002. The level of properties purchased increased in 2002 to $433,043,000 from $213,325,000, and the amount of mortgages assumed and UPREIT units issued increased $78,163,000. Other changes included a decrease of $31,367,000 in proceeds from the sale of properties, a decrease in property additions of $14,776,000, and an increase of $2,421,000 from the net change in advances to affiliates.

The Company’s net cash provided by (used in) financing activities increased from using $9,129,000 in 2001 to providing $149,357,000 in 2002. The major source of financing in 2002 was $89,640,000 of proceeds from sales of preferred and common stock, net of the repurchase of the Series B preferred stock and $189,368,000 in net debt proceeds, used to fund property acquisitions and improvements. In 2001, proceeds from the sale of preferred stock and common stock totaled $8,423,000 and net debt proceeds of $92,268,000 were used to fund property acquisitions and additions.

On February 3, 2003, the Board of Directors approved a dividend of $.61 per share for the period from October 1, 2002 to December 31, 2002. This is the equivalent of an annual distribution of $2.44 per share. The dividend is payable February 27, 2003 to shareholders of record on February 18, 2003.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including industry practice and its own past history in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates which may impact comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition

The Operating Partnership leases its residential properties under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned.

Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

Prior to 2001, the Operating Partnership earned development and other fee income from properties in the development phase. This fee income was recognized on the percentage of completion method.

Change in Accounting Estimate

During the first quarter of 2002, the Company completed a comprehensive review of its real estate related useful lives for certain of its asset classes. As a result of this review, the Company changed its estimate of the remaining useful lives for its buildings and apartment improvements. Effective January 1, 2002, the estimated useful life of all buildings has been extended to 40 years and the estimated useful life of apartment improvements has been changed from 10 years to 20 years. Certain buildings had previously been depreciated over useful lives ranging from 30 to 40 years. As a result of the change, income before extraordinary item for the year-ended December 31, 2002 increased approximately $6.2 million or $.24 on a diluted per share basis. The Company believes the change reflects more appropriate remaining useful lives of the assets based upon the nature of the expenditures and is consistent with prevailing industry practice. This change has been accounted for prospectively in accordance with the provisions of Accounting Principle Board Opinion No. 20, Accounting Changes.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This standard superceded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” but also retained its basic provision requiring (i) recognition of an impairment loss of the carrying amount of a long-lived asset if it is not recoverable from its undiscounted cash flows and (ii) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset unless an asset is held for sale, in which case it would be stated at the lower of carrying amount or fair value less costs to dispose. However, SFAS No. 144 also describes a probability-weighted cash flow estimation approach to deal with situations which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates made by management (such as estimating future net operating income and estimating fair value upon sale of each property owned) and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists.

Discontinued Operations

In addition to the provisions of SFAS No. 144 described above, the standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of an apartment community is now considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date.

Included in discontinued operations for the year ended December 31, 2002 are 12 apartment community dispositions and one apartment community (sold in January 2003) that is considered held for sale as of December 31, 2002. The operations of such apartment communities have been reflected as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2002 included herein.

Capital Improvements

The Company has a policy to capitalize costs related to the acquisition, development, rehabilitation, construction, and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/ bath cabinets, new roofs, site improvements and various exterior building improvements. Non- recurring upgrades include, among other items: community centers, new windows, and kitchen/ bath apartment upgrades. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Company’s net income. See “Change in Accounting Estimate” above.

Estimate of Fair Value of Assets Associated with General Partnership Interests

The Company uses estimates to determine the fair market value of assets associated with its general partner investment, including notes, advances, management contracts and the equity investment in the limited partnership. The notes and advances are assessed based on Management’s estimated future cash flows, considering probabilities, discounted at a risk adjusted rate. The determination of such estimates considered prior sales and estimated values inherent in current contracts. The estimated fair value used could vary from the actual sales price of the assets which could result in further charges or gains recognized upon disposition.

Off-Balance Sheet Investments

The Company has investments in and advances to approximately 136 limited partnerships where the Company acts as the managing general partner. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement. To the extent that it is determined that the limited partners cannot absorb their share of the losses, if any, the general partner will record the limited partners share of such losses. In addition, to the extent the Company has outstanding loans or advances and the limited partner has no remaining capital account, the Company will absorb such losses.

The Company, through its general partnership interest in certain affordable property limited partnerships, has guaranteed the low income housing tax credits to the limited partners for a period of either five or ten years in 75 partnerships totaling approximately $63,800,000. Such guarantee requires the Company to operate the properties in compliance with Internal Revenue Code Section 42 for 15 years. The weighted average number of compliance years remaining is approximately 10 years. In addition, acting as the general partner in certain partnerships, the Company is obligated to advance funds to meet partnership operating deficits. However, such funding requirements cease after a five year period. Should operating deficits continue to occur, the Company would determine on an individual partnership basis if it is in the best interest of the Company to continue to fund these deficits.

The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on the low income housing tax credit guarantees described above.

In December 2002, the Company, including its equity affiliates, determined that it would market for sale virtually all of the assets associated with its interest in various affordable housing limited partnerships. Such assets include the equity interest in the affordable housing partnerships, loans, advances and management contracts. The Company, including its equity affiliates, recorded impairment charges aggregating $14.2 million in the fourth quarter of 2002. Such charges principally relate to reducing recorded amounts of the previously mentioned assets to their estimated fair values. In addition, in 2002, the Company recorded charges aggregating $3.8 million principally arising from the operating losses and other charges directly associated with the performance of these affordable properties due to the weak economy, which negatively affected the properties’ revenue and occupancy.

The Company intends to sell the assets in three phases:

Phase I consists of the Company’s interest in 37 properties containing 1,171 units, all New York State Rural Development properties, which are under contract to be sold. The decision to sell this first phase was made in the third quarter of 2002. A closing is anticipated by the second quarter of 2003 at approximately book value.

Phase II consists of the Company’s interest in 49 properties with 1,396 units, all Pennsylvania Rural Development properties. Several offers for these properties are under review. The Company hopes to close on this phase during the second half of 2003.

Phase III consists of the Company’s interest in the remaining 53 properties with 4,831 units, primarily located in Upstate New York and Pennsylvania. The Company hopes to have its assets associated with this phase under contract to be sold by the end of 2003 or early in 2004.

The Company plans on retaining the general partner interest in one 77-unit property located in Rochester, New York.

Losses anticipated in connection with the sale of the assets have been reflected in the $14.2 million impairment charges recorded in the fourth quarter of 2002. However, as these assets do not have a readily determinable market value, there can be no assurance that further losses or subsequent gains will not be realized. Gains on sale, if any, will be recognized when the sales actually occur.

These partnerships are funded with non-recourse financing. The Company’s proportionate share of non-recourse financing, based on its legal ownership, was only $6,700,000 out of a total of $253,285,000 at December 31, 2002. The Company has guaranteed a total of $600,000 of debt associated with two of these partnerships. In addition, the Company, including the Management Companies, has provided loans and advances to certain of the partnerships aggregating $12,599,000 net of impairment and other charges of $12,126,000 at December 31, 2002. Prior to the Company’s decision to sell these assets, the Company, after recording its share of the underlying investments income or loss, assessed the financial status and cash flow of each of the partnerships at each balance sheet date in order to assess recoverability of its investment in and advances to these affiliates. Once the decision to dispose of such assets was made, the Company estimated the fair value of such loans and advances from the buyer’s perspective using estimated cash flows discounted at a risk adjusted return.

Summarized balance sheet information relating to these partnerships is as follows (amounts are in thousands):

                                                2002            2001
                                                ----            ----
Balance Sheets:
  Real estate, net                            $266,613        $280,864
  Other assets                                  37,764          36,579
                                              --------        --------
    Total assets                              $304,377        $317,443
                                              ========        ========

Mortgage notes payable                        $253,285        $253,798
Advances from affiliates                        24,725          25,245
Other liabilities                               15,125          18,140
Partners' equity                                11,242          20,260
                                              --------        --------
Total liabilities and partners' equity        $304,377        $317,443
                                              ========        ========
In January 2003, the FASB issued Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, “VIE”). Management is uncertain at this time but is assuming it is reasonably possible that each of the limited partnerships in which it holds the general partnership interest would be considered a VIE and the Company would consolidate all or a certain number of the limited partnerships assets and liabilities, all of which are summarized above.

Acquisitions and Dispositions

In 2002 the Company acquired a total of 21 communities with a total of 4,492 units for total consideration of approximately $430,000,000, or an average of approximately $95,700 per unit. For the same time period, the Company sold 12 properties with a total of 1,724 units for total consideration of $87,000,000, or an average of $50,500 per unit. The weighted average expected first year cap rate of the 2002 Acquisition Communities was 8.0% and of the 2002 Disposed Communities was 9.2%. The weighted average unleveraged internal rate of return (IRR) during the Company’s ownership for the properties sold was 10.59%.

In January 2003, the Company sold two communities with a total of 552 units in Indiana and Ohio for total consideration of $20,600,000, or an average of $37,400 per unit. The expected weighted average first year cap rate on these sales is 8.8% (before a reserve for capital expenditures).

In February 2003, the Company acquired its second property in the Boston region in Stoughton, M.A. The total purchase price of $34,000,000, including closing costs, equates to approximately $121,400 per unit and was funded through the use of the Company’s line of credit. The weighted average expected first year cap rate for this community is 7.7%.

Contractual Obligations and other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit and mortgage notes payable. The $35,000,000 outstanding under the line of credit matures in September 2005. The $1.3 billion in mortgage notes payable have varying maturities ranging from 1 to 33 years. The principal payments on the mortgage notes payable for the years subsequent to December 31, 2002, are in the table below.

The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. At December 31, 2002, future minimum rental payments required under the lease are $70,000 per year until the lease expires. The Company leases its corporate office from an affiliate. The lease requires an annual base rent plus a pro-rata portion of property improvements, real estate taxes, and common area maintenance.

Tabular Disclosure of Contractual Obligations:

                                                    Payments Due by Period (in thousands)
             Contractual
             Obligations         Total        2003        2004        2005        2006       2007     Thereafter
             -----------         -----        ----        ----        ----        ----       ----     ----------
         Long-Term Debt         $1,300,807    $25,820     $17,128     $15,317     $75,408   $174,813    $992,321
         Ground Lease                1,260         70          70          70          70         70         910
         Operating Lease             6,138        802         872         884         895        895       1,790
                                ----------    -------     -------     -------     -------   --------    --------
         Total                  $1,308,205    $26,692     $18,070     $16,271     $76,373   $175,778    $995,021
As discussed in the section entitled “Off-Balance Sheet Investments,” the Company has the following guarantees or commitments relating to its equity method partnership investments: a) guarantee for a total of $600,000 of debt associated with two of partnerships, b) guarantee of the low income housing tax credits to the limited partners for a period of either five or ten years in 75 partnerships totaling approximately $63,800,000, and c) obligation to advance funds to meet partnership operating deficits for a five year period for certain partnerships. With respect to the guarantee of the low income housing tax credits, the Company believes the properties operations conform to the applicable requirements (as set forth above in the second paragraph of the “Off Balance Sheet Investment” section) and does not anticipate any payment on the guarantees.

Capital Improvements

The Company has a policy to capitalize costs related to the acquisition, development, rehabilitation, construction, and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/ bath cabinets, new roofs, site improvements and various exterior building improvements. Non- recurring upgrades include, among other items: community centers, new windows, and kitchen/ bath apartment upgrades. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment. Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

                                                                                 Maintenance
                                                                   Capitalized     Expense       Total
                                          Capitalized              Expenditure     Cost per     Cost per
                                           Cost per      Useful      Per Unit        Unit         Unit
         Category                            Unit       Life(1)    Per Year(2)   Per Year(3)    Per Year
         --------------------------------------------------------------------------------------------------
         Appliances                           $1,000        18          $  55          $  5         $  60
         Blinds/Shades                           130         6             22             6            28
         Carpets/cleaning                        840         6            140            97           237
         Computers, equipment, misc.(4)          120         5             22            29            51
         Contract repairs                          -         -              -           102           102
         Exterior painting (5)                    84         5             17             1            18
         Flooring                                250         8             31             -            31
         Furnace/Air (HVAC)                      765        24             32            43            75
         Hot water heater                        130         7             19             -            19
         Interior painting                         -         -              -           138           138
         Kitchen/bath cabinets                 1,100        25             44             -            44
         Landscaping                               -         -              -           106           106
         New roof                                800        23             35             -            35
         Parking lot                             400        15             27             -            27
         Pool/ Exercise facility                 100        15              7            23            30
         Windows                                 980        36             27             -            27
         Miscellaneous (6)                       705        15             47            40            87
         --------------------------------------------------------------------------------------------------
         Total                                $7,404                     $525          $590        $1,115
         --------------------------------------------------------------------------------------------------
(1)	Estimated weighted average actual physical useful life of the expenditure capitalized.

(2)	This amount is not necessarily incurred each and every year. Some years, per unit expenditures in any category will be higher, or lower depending on the timing of certain longer lived capital or maintenance items.

(3)	These expenses are included in the operating and maintenance line item of the Consolidated Statement of Operations. Maintenance labor costs are not included in the $590 per unit maintenance estimate. All personnel costs for site supervision, leasing agents, and maintenance staff are combined and disclosed in the Company’s same- store expense detail schedule. The annual per unit cost of maintenance staff would add another $570 to expenses and total cost figures provided.

(4)	Includes computers, office equipment/ furniture, and maintenance vehicles.

(5)	The level of exterior painting may be lower than other similar titled presentations as the Company’s portfolio has a significant amount of brick exteriors. In addition, other exposed exterior surfaces are most often covered with aluminum or vinyl.

(6)	Includes items such as; balconies, siding, and concrete/sidewalks.

The Company’s strategy in operating apartments is to improve every property every year regardless of age. Another part of its strategy is to purchase older properties and rehab and reposition them to enhance internal rates of return. This strategy results in higher costs of capital expenditures and maintenance costs than may be reported by other apartment companies, but the Company’s experience is that the strategy results in higher revenue growth, higher net operating income growth and a higher rate of property appreciation.

The Company estimates that during 2002, approximately $525 per unit was spent on recurring capital expenditures. The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

                                           For the year-ended December 31,
                                        (in thousands, except per unit data)
                                                        2002                                                        2001
                    ----------------------------------------------------------------------------------    ---------------------------
                    Recurring                Non-Recurring                  Total Capital                 Total Capital
                       Cap Ex   Per Unit(a)      Cap Ex       Per Unit(a)    Improvement    Per Unit(a)    Improvements   Per Unit(a)
                       ------   -----------      ------       -----------    -----------    -----------    ------------   -----------
New Buildings         $     -     $  -           $ 4,018        $  102        $  4,018        $  102        $  5,420       $  151
Major building
  improvements          3,591       93            17,325           439          20,916           532          27,013          754
Roof replacements       1,372       35             2,607            66           3,979           101           4,107          115
Site improvements       1,315       33            10,658           270          11,973           303          15,712          439
Apartment upgrades      2,591       66            34,141           865          36,732           931          39,474        1,102
Appliances              2,152       55             2,609            66           4,761           121           5,204          145
Carpeting/Flooring      6,756      171             5,026           127          11,782           298          10,799          302
HVAC/Mechanicals        1,990       50            10,980           278          12,970           328          10,454          292
Miscellaneous             884       22             2,905            74           3,789            96           3,612          101
                      -------     ----           -------        ------        --------        ------        --------       ------
Totals                $20,651     $525           $90,269        $2,287        $110,920        $2,812        $121,795       $3,401
                      =======     ====           =======        ======        ========        ======        ========       ======
(a)	Calculated using the weighted average number of units outstanding, including 34,464 core units, 2001 acquisition units of 2,820 and 2002 acquisition units of 2,170 for the year-ended December 31, 2002 and 34,464 core units and 2001 acquisition units of 1,345 for the year-ended December 31, 2001.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

                                           For the year-ended December 31,
                                        (in thousands, except per unit data)
                                                        2002                                                        2001
                    ----------------------------------------------------------------------------------    ------------------------
                    Recurring                Non-Recurring                  Total Capital                 Total Capital
                       Cap Ex   Per Unit         Cap Ex       Per Unit       Improvement    Per Unit      Improvements   Per Unit
                       ------   -----------      ------       -----------    -----------    -----------    ------------   --------
Core Communities    $  18,109        525        $71,153        $  2,065       $  89,262        2,520        $118,684     $  3,444
2002 Acquisition
  Communities           1,140        525          7,800           3,595           8,940        4,120               -            -
2001 Acquisition
  Communities           1,402        525         11,316           3,984          12,718        4,509           3,111        2,313
                     --------     ------        -------         -------        --------       ------        --------       ------
Sub-total              20,651        525         90,269           2,287         110,920        2,812         121,795        3,401
2002 Disposed
  Communities             379        525           784            1,085           1,163        1,610           1,820        1,056
2001 Disposed
  Communities               -          -             -                -               -            -           2,266          868
Corporate office
  expenditures(1)           -          -             -                -           3,609            -           4,587            -
                     --------     ------       -------          -------        --------       ------        --------       ------

                     $ 21,030     $  525       $91,053          $ 2,264        $115,692       $2,789        $130,468       $3,136
                     ========     ======       =======          =======        ========       ======        ========       ======
(1)	No distinction is made between recurring and non- recurring expenditures for corporate office.

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

During 2002, there has been media attention given to the subject of mold in residential communities. The Company has responded positively to this attention by providing to its community management the Operation and Maintenance Plan For the Control of Moisture (“The Plan”). The Plan, designed to analyze and manage all exposures to mold, has been implemented at all of the Company’s communities. There have been limited cases of mold due to the application and practice of The Plan. No condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to mold.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”The provisions of this statement are required to be applied to all goodwill and other intangible assets. SFAS No. 142 becomes effective beginning January 1, 2002. The Company adopted this pronouncement for the year ended December 31, 2002, and did not have a material impact on its results on operations, financial position or liquidity.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective beginning January 1, 2003. The changes required by SFAS No. 143 are not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses how and when to measure the impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The Company adopted SFAS No. 144 as of January 1, 2002. See Notes 1 and 15 for a discussion of the impact on the Company from the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. Upon adoption, the Company will be reclassifying its previously reported early debt extinguishment charges presented as an extraordinary item to inclusion within income from operations. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The company’s commitment to a plan, by itself does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit and disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) –Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of other (an interpretation of FASB No. 5, FASB No. 57, and FASB No. 107 and recession of FASB Interpretation No. 34). This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as well as changing certain disclosure provisions. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about these effects in interim financial information. Effective January 1, 2003, the Company will adopt the fair value based method of accounting for stock options in accordance with SFAS No. 123. The Company is studying the transition methods available and has not yet determined the method to be used.

In January 2003, the FASB issued Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, “VIE”). This interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to existing variable interest entities. Management believes that it is reasonably possible that the Management Companies meet the definition of a VIE and would be required to be consolidated with the Company. Management is uncertain but is assuming it is reasonably possible that each of the limited partnerships in which it holds the general partnership interest would be considered a VIE, and the Company would consolidate all or a certain number of the limited partnership’s assets and liabilities. The interpretation becomes effective July 1, 2003.

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

Contingency

In 2001, the Company underwent a state tax audit. The state has assessed taxes of $469,000 for the 1998 and 1999 tax years under audit. If the state’s position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million. At the time, the Company believed the assessment and the state’s underlying position was not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. After two subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute, the Company has been advised that its filing position for 1998-2001 should prevail. Based upon this information as of December 31, 2002, the Company has recorded an accrual of $525,000, representing only its 2002 liability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At December 31, 2002 and 2001, approximately 99% of the Company’s debt bore interest at fixed rates with a weighted average maturity of approximately 8 and 10 years, respectively, and a weighted average interest rate of approximately 6.50%

and 7.27%, respectively, including the $25.2 million and $35 million of debt at December 31, 2002 and 2001, respectively, which has been swapped to a fixed rate. The remainder of the Company’s debt bears interest at variable rates with a weighted average maturity of approximately 2 years and 1 year, respectively, and a weighted average interest rate of 2.83% and 3.27%, respectively, at December 31, 2002 and 2001. The Company does not intend to utilize permanent variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt or use its line of credit in connection with a property acquisition with the intention to swap to or refinance with fixed rate debt. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company’s distributable cash flow.

At December 31, 2002 and 2001, the interest rate risk on $25.2 million and $35 million, respectively of such variable rate debt has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $25.2 million and $35 million in variable rate mortgages to fixed rates of 5.91% and 8.40%, in 2002 and 2001, respectively.

At December 31, 2002 and 2001, the fair value of the Company’s fixed rate debt, including the $25.2 and $35 million of debt at December 31, 2002 and 2001, respectively which was swapped to a fixed rate, amounted to a liability of $1.4 billion and $958 million compared to its carrying amount of $1.3 billion and $960 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2002 would have changed the fair value of the Company’s fixed rate debt to a liability of $1.5 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2002, the Company had no other material exposure to market risk.

Additional disclosure about market risk is incorporated herein by reference from Item 7 Managements Discussion and Analysis of financial condition and results of operations in the results of operations section.

Item 8. Financial Statements and Supplemental Data

The financial statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Board of Directors (the “Board”) currently consists of twelve members. The terms for all of the directors of Home Properties expire at the 2003 Shareholders’ Meeting.

The information sets forth, as of February 21, 2003, for each director of the Company such director’s name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

		Year First
Name of Director	Age	Elected Director
Burton S. August, Sr	87	1994
William Balderston, III	75	1994
Alan L. Gosule	62	1996
Leonard F. Helbig, III	57	1994
Roger W. Kober	69	1994
Nelson B. Leenhouts	67	1993
Norman Leenhouts	67	1993
Edward J. Pettinella	51	2001
Albert H. Small	77	1999
Clifford W. Smith, Jr	56	1994
Paul L. Smith	67	1994
Amy L. Tait	44	1993

Burton S. August, Sr. has been a director of the Company since August 1994. Mr. August was a director from 1979 until 2003 of Monro Muffler Brake, Inc., a publicly traded company where he also served as Vice President from 1969 until he retired in 1980. Mr. August is Honorary Chairman of the Board of Trustees of Rochester Institute of Technology, a member of the Executive Committee of the United Way of New York State, a director of Hillside Children’s Center Foundation, a cabinet member of the Al Sigl Center, a member of the Finance Committee of the United Way of Greater Rochester and the Investment Committee of the Strong Museum, and a Trustee of the Otetiana Council Boy Scouts of America.

William Balderston, III has been a director of the Company since August 1994. From 1991 to the end of 1992, he was an Executive Vice President of The Chase Manhattan Bank, N.A. From 1986 to 1991, he was President and Chief Executive Officer of Chase Lincoln First Bank, N.A., which was merged into The Chase Manhattan Bank, N.A. He is a Senior Trustee of the University of Rochester and a member of the Board of Governors of the University of Rochester Medical Center. Mr. Balderston is also a Trustee of the Genesee Country Village Museum, as well as a member of the Board of the Genesee Valley Conservancy. Mr. Balderston is a graduate of Dartmouth College.

Alan L. Gosule, has been a director of the Company since December 1996. Mr. Gosule has been a partner in the law firm of Clifford Chance US LLP, New York, New York, since August 1991 and prior to that time was a partner in the law firm of Gaston & Snow. He serves as Chairman of the Clifford Chance US LLP Tax Department and Real Estate Securities practice group. Mr. Gosule is a graduate of Boston University and its Law School and received an LL.M. from Georgetown University. Mr. Gosule also serves on the Boards of Directors of the Simpson Housing Limited Partnership, F.L. Putnam Investment Management Company, Colonnade Partners, and America First Mortgage Investments, Inc. Clifford Chance US LLP acted as counsel to PricewaterhouseCoopers LLP in its capacity as advisor to the State Treasurer of the State of Michigan in connection with its investment of retirement funds in Home Properties of New York, L.P. (the “Operating Partnership”). Mr. Gosule was the nominee of the State Treasurer under the terms of the investment agreements relating to that transaction. Those retirement funds divested their interest in Home Properties in 2001 and no longer have the right to nominate a board member. Mr. Gosule is expected to continue to serve as a nominee of the Board of Directors.

Leonard F. Helbig, III has been a director of the Company since August 1994. Since September 2002 he has served as a Director of Integra Realty Advisors in Philadelphia. Between 1980 and 2002 he was employed with Cushman & Wakefield, Inc. From 1999 until 2002 Mr. Helbig served as President, Financial Services for Cushman & Wakefield, Inc.. Prior to that and since 1984, Mr. Helbig was the Executive Managing Director of the Asset Services and Financial Services Groups. He was a member of that firm’s Board of Directors and Executive Committee. Mr. Helbig is a member of the Urban Land Institute, the Pension Real Estate Association and the International Council of Shopping Centers. Mr. Helbig is a graduate of LaSalle University and holds the MAI designation of the American Institute of Real Estate Appraisers.

Roger W. Kober has been a director of the Company since August 1994. Mr. Kober is currently a member of the Advisory Board of Rochester Gas and Electric Corporation, an Energy East Company. He was employed by Rochester Gas and Electric Corporation from 1965 until his retirement on January 1, 1998. From March 1996 until January 1, 1998, Mr. Kober served as Chairman and Chief Executive Officer of Rochester Gas and Electric Corporation. He is also a member of the Board of Trustees of Rochester Institute of Technology. Mr. Kober is a graduate of Clarkson College and holds a Masters Degree in Engineering from Rochester Institute of Technology.

Nelson B. Leenhouts has served as President, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as President and Chief Executive Officer and a director of HP Management since its formation. He has been a director of HPRS since its formation, President since 2000 and a Vice President prior to that. Nelson Leenhouts was the founder, and a co-owner, together with Norman Leenhouts, of Home Leasing, and served as President of Home Leasing from 1967. He is a director of Hauser Corporation and a member of the Board of Directors of the National Multi Housing Council. Nelson Leenhouts is a graduate of the University of Rochester. He is the twin brother of Norman Leenhouts.

Norman P. Leenhouts has served as Chairman of the Board of Directors, Co-Chief Executive Officer and a director of the Company since its inception in 1993. He has also served as Chairman of the Board of HP Management since its formation. He has been a director of HPRS since its formation and Chairman since 2000. Norman Leenhouts is a co-owner, together with Nelson Leenhouts, of Home Leasing and served as Chairman of Home Leasing from 1971. He is a director of Hauser Corporation and Rochester Downtown Development Corporation and is a member of the Board of Trustees of the University of Rochester and Roberts Wesleyan College. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

Edward J. Pettinella has served as Executive Vice President and a director of the Company since February 2001 and as Executive Vice President of HP Management and HPRS since May 2002. From 1997 until February 2001, Mr. Pettinella served as President, Charter One Bank (NY Division) and Executive Vice President of Charter One Financial, Inc. From 1980 through 1997, Mr. Pettinella served in several managerial capacities for Rochester Community Savings Bank, Rochester, NY, including the positions of Chief Operating Officer and Chief Financial Officer. Mr. Pettinella serves on the Board of Directors of the United Way of Greater Rochester, State University at Geneseo, Geneseo Foundation, Syracuse University School of Business and the YMCA of Greater Rochester. Mr. Pettinella is a graduate of the State University at Geneseo and holds an MBA from Syracuse University.

Albert H. Small has been a director of the Company since July 1999. Mr. Small, who has been active in the construction industry for 50 years, is President of Southern Engineering Corporation. Mr. Small is a member of the Urban Land Institute, National Association of Home Builders and currently serves on the Board of Directors of the National Symphony Orchestra, National Advisory Board Music Associates of Aspen, Department of State Diplomatic Rooms Endowment Fund, James Madison Council of the Library of Congress, Tudor Place Foundation, The Life Guard of Mount Vernon, Historical Society of Washington, D.C. and the National Archives Foundation. Mr. Small is a graduate of the University of Virginia. In connection with the acquisition of a portfolio of properties located in the suburban markets surrounding Washington, D.C., Mr. Small and others received approximately 4,086,000 of operating partnership units in the Operating Partnership. Mr. Small was the nominee of the former owners of that portfolio under the terms of the acquisition documents. Those former owners no longer have the right to nominate a board member. Mr. Small is expected to continue to serve as a nominee of the Board of Directors.

Clifford W. Smith, Jr. has been a director of the Company since August 1994. Mr. Smith is the Epstein Professor of Finance of the William E. Simon Graduate School of Business Administration of the University of Rochester, where he has been on the faculty since 1974. He has written numerous books and articles on a variety of financial, capital markets and risk management topics and has held editorial positions for a variety of journals. Mr. Smith is a graduate of Emory University and has a PhD from the University of North Carolina at Chapel Hill.

Paul L. Smith has been a director of the Company since August 1994. Mr. Smith was a director, Senior Vice President and the Chief Financial Officer of the Eastman Kodak Company from 1983 until he retired in 1993. He is currently a director of Performance Technologies, Inc. and Constellation Brands, Inc. He is also a member of the Board of Trustees of the George Eastman House and Ohio Wesleyan University. Mr. Smith is a graduate of Ohio Wesleyan University and holds an MBA Degree in finance from Northwestern University.

Amy L. Tait has served as a director of the Company since its inception in 1993. Effective February 15, 2001, Mrs. Tait resigned her full-time position as Executive Vice President of the Company and as a director of HP Management. She is currently the principal of Tait Realty Advisors, LLC, and continued as a consultant in the Company pursuant to a consulting agreement that terminated on February 15, 2002. Mrs. Tait joined Home Leasing in 1983 and held several positions with the Company, including Senior and Executive Vice President and Chief Operating Officer. She currently serves on the M &T Bank Advisory Board and the boards of the United Way of Rochester, Princeton Club of Rochester, the Al Sigl Center, and The Commission Project. Mrs. Tait is a graduate of Princeton University and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester. She is the daughter of Norman Leenhouts.

See Item 4A in Part I hereof for information regarding executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied with the following exceptions: (1) the acquisition of 880 shares of the Company’s common stock that are held in the individual retirement account of Leonard F. Helbig was reported on a Form 4 filed subsequent to the due date for such filing; (2) due to a mis-calculation of withholding obligations, the number of shares of the Company’s stock acquired by David P. Gardner in connection with an option exercise were under-reported by 175 shares on a timely filed Form 4, which was subsequently amended; (3) the sale of 200 shares of the Company’s common stock held in a custodial account directed by Norman Leenhouts for the benefit of one of his grandchildren was reported on an amended Form 4, filed subsequent to the due date for such filing; (4) the acquisition of 275 shares of the Company’s common stock by a trust of which Burton August is the lifetime beneficiary was reported on a Form 4 filed subsequent to the due date for such filing; and (5) the issuance of 2,527 shares of the Company’s common stock in the aggregate to six of the Company’s executive officers upon settlement of phantom stock units pursuant to the Company’s Deferred Bonus Plan were reported on a Form 4 filed subsequent to the due date for such filing.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 6, 2003 under “Executive Compensation”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

The information required by this Item, including Equity Compensation Plan Information, is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 6, 2003 under “Security Ownership of Certain Beneficial Owners and Management” and under “Equity Compensation Plan Information”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 6, 2003 under “Certain Relationships and Transactions”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, the disclosure controls with respect to such entities are necessarily substantially more limited than those maintained with respect to the Company’s consolidated subsidiaries.

The Co-Chief Executive Officers and Chief Financial Officer have within 90 days of the filing date of this annual report, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in its internal controls. Accordingly, no corrective actions have been taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 and 2. Financial Statements and Schedule

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

                                         HOME PROPERTIES OF NEW YORK, INC.

                                         Consolidated Financial Statements
                                                                                                               Page
Report of Independent Accountants                                                                             F-2

Consolidated Balance Sheets
         as of December 31, 2002 and 2001                                                                     F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-7

Notes to Consolidated Financial Statements                                                                    F-8

Schedule III:
         Real Estate and Accumulated Depreciation                                                             F-39

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

Exhibit
Number        Exhibit

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

Exhibit
Number        Exhibit

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

Exhibit
Number        Exhibit

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
              Articles of Incorporation of Home Properties of New York, Inc.

3.8           Series E Convertible Cumulative Preferred Stock Articles Supplementary to the Amended and Restated
              Articles of Incorporation of Home Properties of New York, Inc.

3.9           Amended and Restated By-Laws of Home Properties of New York, Inc. (Revised 12/30/96)

3.10          Series F Cumulative Redeemable Preferred Stock Articles Supplementary to the Amended
              and Restated Articles of Incorporation of Home Properties of New York, Inc.

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

Exhibit
Number        Exhibit

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
              Stock Purchase Plan

4.25          Sixth Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

4.26          Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan

4.27          Amendment No. One to Home Properties of New York, Inc. Deferred Bonus Plan

4.28          Amended and Restated Director Deferred Compensation Plan

4.29          Amendment No. Two to Deferred Bonus Plan

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

Exhibit
Number        Exhibit

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

Exhibit
Number        Exhibit

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

Exhibit
Number        Exhibit

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
              New York, L.P., dated as of May 2001

10.57         Amendment Nos. Forty-Five through Fifty-One to the Second Amendment and Restated Limited Partnership
              Agreement

10.58         Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan

10.59         Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan

10.60         Amendment Nos. Fifty-Two to Fifty-Five to the Second Amended and Restated Limited Partnership Agreement

10.61         Amendment Nos. Fifty-Six to Fifty-Eight to the Second Amended and Restated Limited Partnership
              Agreement

10.62         Amendment No. Two to Credit Agreement

11            Computation of Per Share Earnings Schedule

21            List of Subsidiaries of Home Properties of New York, Inc.

23            Consent of PricewaterhouseCoopers LLP

99.1          Additional Exhibits - Debt Summary Schedule

99.2          Additional Exhibits - Series F Preferred Stock Covenants

                  (b) Reports on Form 8-K

         *        Form 8-K was filed on October 22, 2002,  date of report January 23, 2002,  with respect to Item 5 disclosures  reflecting  the  impact of the  classification  as  discontinued  operations  of the apartment  communities  sold on or after  January 1, 2002 in certain  sections  of the  Company's annual report filed on Form 10-K for the year ended December 31, 2001.

         *        Form 8-K was filed on October 25,  2002,  date of report  March 1, 2002,  with respect to Items 5 and 7 disclosures relating to certain real estate acquisitions and dispositions.

         *        Form 8-K was filed on  November  7,  2002,  date of report  November  1,  2002,  with  respect to
                  Items 7 and 9 disclosures  regarding the  Registrant's  press release  announcing its results for the third quarter of 2002 and the third quarter 2002 investor conference call.

         *        Form 8-K was filed on November  14,  2002,  date of report  November  14,  2002,  with respect to
                  Items 7 and 9 disclosures  regarding  Regulation  FD  disclosures  pursuant to 18 U.S.C.  Section
                  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *        Form 8-K was filed on February 13, 2003,  date of report  February 7, 2003, with respect to Items
                  7 and 9 disclosures  regarding the  Registrant's  press  release  announcing  its results for the fourth quarter of 2002.

         *        Form 8-K was filed on March 12,  2003,  date of report  March 12,  2003,  with respect to Items 7 and 9 disclosures  regarding  Regulation  FD  disclosures  pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                     SIGNATURE

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOME PROPERTIES OF NEW YORK, INC.

                                    /s/ Norman P. Leenhouts____
                                    Norman P. Leenhouts
                                    Director, Chairman of the Board of Directors and
                                    Co-Chief Executive Officer
                                    (Co-Principal Executive Officer)

                                    Date:  March 12, 2003

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties of New York, Inc. and in the capacities and on the dates indicated.

               Signature                                      Title                                   Date

/s/ Norman P. Leenhouts                  Director, Chairman of the                                     March 12, 2003
Norman P. Leenhouts                      Board of Directors and
                                         Co-Chief Executive Officer
                                         (Co-Principal Executive Officer)

/s/ Nelson B. Leenhouts                  Director, President and                                       March 12, 2003
Nelson B. Leenhouts                      Co-Chief Executive Officer
                                         (Co-Principal Executive Officer)

/s/ Edward J. Pettinella                 Director, Executive Vice President                            March 12, 2003
Edward J. Pettinella

/s/ David P. Gardner                     Senior Vice President, Chief Financial                        March 12, 2003
David P. Gardner                         Officer (Principal Financial and
                                         Accounting Officer)

/s/ Robert J. Luken                      Vice President, Treasurer and Chief Financial                 March 12, 2003
Robert J. Luken                          Analyst

/s/ Burton S. August, Sr.                Director                                                      March 12, 2003
Burton S. August, Sr.

/s/ William Balderston, III              Director                                                      March 12, 2003
William Balderston, III

/s/ Alan L. Gosule                       Director                                                      March 12, 2003
Alan L. Gosule

/s/ Leonard F. Helbig, III               Director                                                      March 12, 2003
Leonard F. Helbig, III

               Signature                                      Title                                   Date

/s/ Roger W. Kober                       Director                                                      March 12, 2003
Roger W. Kober

/s/ Albert H. Small                      Director                                                      March 12, 2003
Albert H. Small

/s/ Clifford W. Smith, Jr.               Director                                                      March 12, 2003
Clifford W. Smith, Jr.

/s/ Paul L. Smith                        Director                                                      March 12, 2003
Paul L. Smith

/s/ Amy L. Tait                          Director                                                      March 12, 2003
Amy L. Tait

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a-14 PROMULGATED BY
THE SECURITIES AND EXCHANGE COMMISSION
(Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Norman Leenhouts, certify that:

1.	I have reviewed this annual report on Form 10-K of Home Properties of New York, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
                                                              March 12, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a-14 PROMULGATED BY
THE SECURITIES AND EXCHANGE COMMISSION
(Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Nelson Leenhouts, certify that:

1.	I have reviewed this annual report on Form 10-K of Home Properties of New York, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
                                                              March 12, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a-14 PROMULGATED BY
THE SECURITIES AND EXCHANGE COMMISSION
(Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, David P. Gardner, certify that:

1.	I have reviewed this annual report on Form 10-K of Home Properties of New York, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
                                                              March 12, 2003

                                         HOME PROPERTIES OF NEW YORK, INC.

                          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              Page

Report of Independent Accountants                                                                             F-2

Consolidated Balance Sheets
         as of December 31, 2002 and 2001                                                                     F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2002, 2001 and 2000                                                 F-7

Notes to Consolidated Financial Statements                                                                    F-8

Schedule III:
         Real Estate and Accumulated Depreciation                                                             F-39

All other  schedules  are omitted  because  they are not  applicable  or the required  information  is shown in the financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Home Properties of New York, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and (2) on page 54 present fairly, in all material respects, the financial position of Home Properties of New York, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) and (2) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 15 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cleveland, Ohio
February 21, 2003

HOME PROPERTIES OF NEW YORK, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2002               2001
                                                                                       ----               ----
ASSETS
Real estate:
  Land                                                                              $  376,998         $  287,473
  Buildings, improvements and equipment                                              2,220,280          1,847,605
                                                                                    ----------         ----------
                                                                                     2,597,278          2,135,078
  Less:  accumulated depreciation                                                     (257,284)        (201,564)
                                                                                    ----------         ----------
         Real estate, net                                                            2,339,994          1,933,514

Cash and cash equivalents                                                                8,782             10,719
Cash in escrows                                                                         45,735             39,230
Accounts receivable                                                                      7,576              8,423
Prepaid expenses                                                                        19,046             17,640
Investment in and advances to affiliates                                                19,475             42,870
Deferred charges                                                                         9,093              5,279
Other assets                                                                             6,565              6,114
                                                                                    ----------         ----------
         Total assets                                                               $2,456,266         $2,063,789
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $1,300,807         $  960,358
Line of credit                                                                          35,000             32,500
Accounts payable                                                                        19,880             21,838
Accrued interest payable                                                                 6,612              5,782
Accrued expenses and other liabilities                                                  12,412             13,180
Security deposits                                                                       22,252             18,948
                                                                                    ----------         ----------

         Total liabilities                                                           1,396,963          1,052,606

Commitments and contingencies
Minority interest                                                                      333,061            341,854
                                                                                    ----------         ----------

8.36% Series B convertible cumulative preferred stock, liquidation preference of $25.00 per share; no shares and 2,000,000 shares issued and outstanding
   at December 31, 2002 and 2001, respectively, net of issuance costs                        -             48,733
                                                                                    ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and outstanding at December 31, 2002.  No shares issued or
     outstanding at December 31, 2001                                                   60,000                  -
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 1,086,800 and 1,150,000 shares issued and outstanding at
     December 31, 2002 and 2001, respectively                                          107,680            114,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 27,027,003 and
     24,010,855 shares issued and outstanding at December 31, 2002 and 2001,
     respectively                                                                          270                240
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                   -                  -
   Additional paid-in capital                                                          649,489            572,273
   Accumulated other comprehensive (loss)                                                 (972)              (532)
   Distributions in excess of accumulated earnings                                     (89,452)           (57,768)
   Officer and director notes for stock purchases                                         (773)            (7,617)
                                                                                    ----------         ----------
         Total stockholders' equity                                                    726,242            620,596
                                                                                    ----------         ----------
         Total liabilities and stockholders' equity                                 $2,456,266         $2,063,789
                                                                                    ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES OF NEW YORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       2002              2001             2000
                                                                       ----              ----             ----
Revenues:
   Rental income                                                       $378,133         $333,923          $284,142
   Property other income                                                 14,487           12,892            10,997
   Interest and dividend income                                           1,315            3,010             7,740
   Other income                                                           1,627            2,215             2,845
                                                                       --------         --------          --------
         Total Revenues                                                 395,562          352,040           305,724
                                                                       --------         --------          --------

Expenses:
   Operating and maintenance                                            165,087          147,026           128,269
   General and administrative                                            12,649           10,542             6,485
   Interest                                                              77,314           65,699            56,150
   Depreciation and amortization                                         66,388           61,917            49,698
   Impairment of assets held as General Partner                           3,183                -                 -
                                                                       --------         --------          --------
         Total Expenses                                                 324,621          285,184           240,602
                                                                       --------         --------          --------
Income from operations                                                   70,941           66,856            65,122
Gain (loss) on disposition of property and business                      (356)          26,241          (1,386)
Equity in earnings (losses) of unconsolidated affiliates               (17,493)             123          (1,747)
                                                                       --------         --------          --------
Income before minority interest, discontinued operations and
   extraordinary item                                                    53,092           93,220            61,989
Minority interest                                                        12,703           31,574            23,505
                                                                       --------         --------          --------
Income from continuing operations                                        40,389           61,646            38,484
Discontinued operations
   Income from operations, net of $1,174, $2,108, $2,210 in
     2002, 2001 and 2000 allocated to minority interest,
     respectively                                                         1,889            2,928             2,972
   Gain on disposition of property, net of $2,870 allocated to
     minority interest                                                    4,720                -                 -
                                                                       --------         --------          --------
Income before extraordinary item                                         46,998           64,574            41,456
Extraordinary item, prepayment penalties, net of $1,216 in 2002
   and $48 in 2001 allocated to minority interest                      (2,059)           (68)                -
                                                                       --------         --------          --------
Net income                                                               44,939           64,506            41,456
Preferred dividends                                                    (14,744)       (17,681)        (12,178)
Premium on Series B preferred stock repurchase                         (5,025)               -                 -
                                                                       --------         --------          --------

Net income available to common shareholders                            $ 25,170         $ 46,825          $ 29,278
                                                                       ========         ========          ========

Basic earnings per share data:
   Income from continuing operations                                     $  .79          $  1.99           $  1.28
   Discontinued operations                                                  .25              .13               .14
   Extraordinary item                                                    (  .07)               -                 -
                                                                       --------         --------          --------
Net income available to common shareholders                              $  .97          $  2.12           $  1.42
                                                                       ========         ========          ========

Diluted earnings per share data:
   Income from continuing operations                                     $  .78          $  1.98           $  1.27
   Discontinued operations                                                  .25              .13               .14
   Extraordinary item                                                    (  .07)               -                 -
                                                                       --------         --------          --------
Net income available to common shareholders                              $  .96          $  2.11           $  1.41
                                                                       ========         ========          ========

Weighted average number of shares outstanding:
  Basic                                                              26,054,535       22,101,027        20,639,241
                                                                       ========         ========          ========
  Diluted                                                            26,335,316       22,227,521        20,755,721
                                                                       ========         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES OF NEW YORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                            Officer/
                                        Preferred                                Distributions Accumulated  Director
                                         Stock at      Common Stock   Additional in Excess of     Other     Notes for
                                        Liquidation    -------------    Paid-In  Accumulated  Comprehensive   Stock
                                        Preference   Share     Amount   Capital    Earnings      Income     Purchase
                                        ----------   -----     ------   -------    --------      ------     --------

Balance, January 1, 2000                 $35,000   19,598,464   $196   $461,345  ($  38,294)        $  -     ($9,857)
Issuance of common stock, net                       2,108,275     21     55,914
Issuance of preferred stock, net         114,000                       (1,706)
Payments on notes for stock purchase                                                                             375
Interest  receivable on notes for stock
   purchase                                                                                                   (142)
Net income                                                                          41,456
Conversion of UPREIT Units for stock                  327,542      3      7,385
Purchase  and  retirement  of  treasury
   stock                                            (468,600)  (4)  (12,660)
Adjustment of minority interest                                        (26,825)
Preferred dividends                                                              (12,179)
Dividends paid ($2.16 per share)                                                 (44,500)
                                        --------   ----------   ----   --------    -------         -----     -------
Balance, December 31, 2000               149,000   21,565,681    216    483,453    (53,517)            -      (9,624)
Issuance of common stock, net                       1,448,815     14     38,920
Conversion of preferred stock for
    common stock                         (35,000)   1,666,667     17     34,983
Payments on notes for stock purchase                                                                           1,812
Interest  receivable on notes for stock
   purchase                                                                                                      195
Net income                                                                          64,506
Change   in   fair   value   of   hedge
   instruments,
   net of minority interest                                                                         (532)
Conversion of UPREIT Units for stock                   83,692      1      1,909
Purchase  and  retirement  of  treasury
   stock                                             (754,000)   (8)  (20,613)
Adjustment of minority interest                                          33,621
Preferred dividends                                                              (17,681)
Dividends paid ($2.31 per share)                                                 (51,076)
                                        --------   ----------   ----   --------    -------         -----     -------
Balance, December 31, 2001               114,000   24,010,855    240    572,273    (57,768)         (532)     (7,617)
Issuance of common stock, net                       1,770,150     18     54,065
Issuance of preferred stock, net          60,000                         (1,902)
Conversion of Series E preferred  stock
   for common stock                       (6,320)     200,000      2      6,318
Conversion of Series B preferred  stock
   for common stock                                   839,771      8     24,359
Premium on Series B
   preferred stock repurchase                                            (5,025)
Payments on notes for stock purchase                                                                           6,425
Interest  receivable on notes for stock
   purchase                                                                                                      419
Net income                                                                          44,939
Change   in   fair   value   of   hedge
   instruments,
   net of minority interest                                                                         (440)
Conversion of UPREIT Units for stock                  206,227      2      6,609
Adjustment of minority interest                                          (7,208)
Preferred dividends                                                               (14,744)
Dividends paid ($2.41 per share)                                                  (61,879)
                                        --------   ----------   ----   --------    -------         -----     -------
Balance, December 31, 2002              $167,680   27,027,003   $270   $649,489    $89,452         ($972)    ($  773)
                                        ========   ==========   ====   ========    =======         =====     =======

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES OF NEW YORK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

                                                                   2002             2001             2000

Net income                                                         $44,939          $64,506          $41,456
                                                                   -------          -------          -------
Other comprehensive income (loss):
   Cumulative effect of accounting change (Note 11)                      -           (339)               -
   Change in fair value of hedged instruments                       (440)          (193)               -
                                                                   -------          -------          -------
Other comprehensive loss, net of minority interest                  (440)          (532)               -
                                                                   -------          -------          -------
Net comprehensive income                                           $44,499          $63,974          $41,456
                                                                   =======          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES OF NEW YORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

                                                                                 2002           2001           2000
                                                                                 ----           ----           ----
Cash flows from operating activities:
   Net income                                                                $ 44,939       $ 64,506       $ 41,456
                                                                             --------       --------       --------
   Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                  17,493         (123)         1,747
     Income allocated to minority interest                                     15,531         33,634         25,715
     Depreciation and amortization                                             68,799         65,521         52,995
     Impairment of assets held as General Partner                               3,183              -              -
     (Gain) loss on disposition of property and business                     (7,234)     (26,241)         1,386
     Extraordinary item - prepayment penalties                                  3,275            116              -
     Changes in assets and liabilities:
         Other assets                                                        (3,160)         1,564       (8,468)
         Accounts payable and accrued liabilities                                 711          9,528         12,387
                                                                             --------       --------       --------
   Total adjustments                                                           98,598         83,999         85,762
                                                                             --------       --------       --------
   Net cash provided by operating activities                                  143,537        148,505        127,218
                                                                             --------       --------       --------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
     notes assumed and UPREIT Units issued                                   (267,940)      (126,385)      (106,438)
   Additions to properties                                                   (115,692)      (130,468)     (92,603)
   Advances to affiliates                                                   (11,398)     (15,257)     (33,482)
   Payments on advances to affiliates                                          16,120         17,558         42,311
   Proceeds from sale of properties and business, net                          84,079        115,446         11,746
                                                                             --------       --------       --------
       Net cash used in investing activities                                 (294,831)      (139,106)      (178,466)
                                                                             --------       --------       --------

Cash flows from financing activities:
   Proceeds from sale of preferred stock, net                                  58,098              -        112,294
   Proceeds from sale of common stock, net                                     60,934         40,943         56,168
   Repurchase of Series B preferred stock                                   (29,392)             -              -
   Purchase of treasury stock                                                       -      (20,621)     (12,664)
   Purchase of UPREIT Units                                                         -      (11,899)             -
   Proceeds from mortgage notes payable                                       346,525        132,397         84,432
   Payments of mortgage notes payable                                        (159,657)     (72,629)     (33,517)
   Extraordinary item - prepayment penalties                                 (3,275)        (116)             -
   Proceeds from line of credit                                               281,000        171,500         97,000
   Payments on line of credit                                                (278,500)      (139,000)      (147,800)
   Payments of deferred loan costs                                           (4,866)      (2,086)      (1,781)
   Additions to cash escrows, net                                            (6,505)      (2,554)      (8,395)
   Dividends and distributions paid                                          (115,005)      (105,064)     (88,782)
                                                                             --------       --------       --------
        Net cash provided by (used in) financing activities                   149,357       (9,129)        56,955
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                         (1,937)           270          5,707
Cash and cash equivalents:
   Beginning of year                                                           10,719         10,449          4,742
                                                                             --------       --------       --------
   End of year                                                               $  8,782       $ 10,719       $ 10,449
                                                                             ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1 ORGANIZATION AND BASIS OF PRESENTATION

Organization

Home Properties of New York, Inc. (the ” Company “) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, and rehabilitation of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. The Company conducts its business through Home Properties of New York, L.P. (the “Operating Partnership”), a New York limited partnership. As of December 31, 2002, the Company operated 296 apartment communities with 51,841 apartments. Of this total, the Company owned 152 communities, consisting of 41,776 apartments, managed as general partner 134 partnerships that owned 8,072 apartments, and fee managed 1,993 apartments for affiliates and third parties. The Company also fee managed 2.2 million square feet of office and retail properties.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its 62.6% (60.0% at December 31, 2001) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units (“UPREIT Units”) outstanding. The remaining 37.4% (40.0% at December 31, 2001) is reflected as Minority Interest in these consolidated financial statements. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of the limited partner, Home Properties Trust. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership. For financing purposes, the Company has formed a limited liability company (the “LLC”) and a partnership (the “Financing Partnership”), which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

Investments in entities where the Company has the ability to exercise significant influence over but does not have financial and operating control are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

The Company accounts for its investment as managing general partner (“GP”) in unconsolidated affordable housing limited partnerships (“LP”) using the equity method of accounting. As managing GP of the LP, the Company has the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements, participation in policy-making processes, and the employment of its management personnel. However, the Company does not have a controlling interest in the respective LPs. The limited partners have significant rights, such as the right to replace the general partner (for cause) and the right to approve the sale or refinancing of the assets of the respective partnership in accordance with the partnership agreement.

The Company records its allocable share of the respective partnership’s income or loss based on the terms of the agreement. To the extent it is determined that the LPs cannot absorb their share of the losses, if any, the GP will record the LPs share of such losses. In addition to the extent the Company has outstanding loans or advances and the limited partner has no remaining capital account, the Company will absorb such losses.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1 ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Accounting Estimate

During the first quarter of 2002, the Company completed a comprehensive review of its real estate related useful lives for certain of its asset classes. As a result of this review, the Company changed its estimate of the remaining useful lives for its buildings and apartment improvements. Effective January 1, 2002, the estimated useful life of all buildings has been extended to 40 years and the estimated useful life of apartment improvements has been changed from 10 years to 20 years. Certain buildings had previously been depreciated over useful lives ranging from 30 to 40 years. As a result of the change, income before extraordinary item for the year-ended December 31, 2002 increased approximately $6.2 million or $.24 on a diluted per share basis. The Company believes the change reflects more appropriate remaining useful lives of the assets based upon the nature of the expenditures and is consistent with prevailing industry practice. This change has been accounted for prospectively in accordance with the provisions of Accounting Principle Board Opinion No. 20, Accounting Changes.

Real Estate

Real estate is recorded at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms. Interest costs are capitalized until construction is substantially complete. There was $960, $520, and $260 of interest capitalized in 2002, 2001 and 2000, respectively. Salaries and related costs capitalized for the years ended December 31, 2002, 2001 and 2000 were $1,446, $1,341, and $910, respectively. When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This standard superceded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” but also retained its basic provision requiring (i) recognition of an impairment loss of the carrying amount of a long-lived asset if it is not recoverable from its undiscounted cash flows and (ii) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset unless an asset is held for sale, in which case it would be stated at the lower of carrying amount or fair value less costs to dispose. However, SFAS No. 144 also describes a probability-weighted cash flow estimation approach to deal with situations which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates made by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real Estate (Continued)

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

Depreciation

Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows: buildings, improvements and equipment — 5-40 years; and tenant improvements — life of related lease. As discussed in the change in accounting estimate section of this note, effective January 1, 2002, the Company changed the estimated useful lives of certain assets. Depreciation expense charged to operations was $66,251, $61,593, and $49,307 from continuing operations and $1,359, $2,973, and $2,732 from discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statement of operations. The range in the terms of the agreements are from 1-18 years. Accumulated amortization was $2,451 and $1,548, as of December 31, 2002 and 2001, respectively.

Intangible Assets

Intangible assets of $3,562 and $4,492 at December 31, 2002 and 2001, respectively, included in Other Assets, consist primarily of property management contracts obtained through the acquisition of real estate management businesses, which are amortized on the straight-line basis over their estimated useful lives of 40 years. Subsequent to 2002, the Company does not anticipate significant amortization expense as the intangibles are expected to be sold (see Notes 3 and 4). Accumulated amortization was $801 and $888 as of December 31, 2002 and 2001, respectively. Amortization expense was $135, $204, and $109 for the years ended December 31, 2002, 2001 and 2000, respectively. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. In connection with the Company’s decision to sell the assets associated with its general partnership interest in certain affordable properties (see Note 3), the Company wrote-down $985 (included in the line item Impairment of assets held as General Partner on the Consolidated Statements of Operations) of the intangible balance as of December 31, 2002, in order to reflect the recorded assets at their estimated fair value.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Operating Partnership leases its residential properties under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. Property other income, which consists primarily of income from operation of laundry facilities, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned.

Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

Prior to 2001, the Operating Partnership earned development and other fee income from properties in the development phase. This fee income was recognized on the percentage of completion method.

Gains on Real Estate Sales

Gains from sales of operating properties are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Real Estate Sales, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $6,129, $5,393, and $4,988 from continuing operations and $112, $331, and $352 from discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively.

Insurance Settlement

In October 2001, the Company resolved a legal claim with an insurance provider and received a total settlement of $4.9 million. This refund was allocated to insurance expense in relation to the Company’s estimate of loss spread over the corresponding policy term. The policy term covered November 1, 2000 to October 31, 2001 and November 1, 2001 to October 31, 2002. The amount of the settlement relating to the period from November 1, 2000 to December 31, 2001 was estimated to be $2.2 million, and that amount reduced insurance expense in the fourth quarter of 2001. The remaining settlement of $2.7 million related to the remaining policy period from January 1, 2001, through October 31, 2002, and was amortized on a straight-line basis over that period.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 90% (95% in years prior to 2001) of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2002, 2001 and 2000, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.

The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $401 million and $202 million at December 31, 2002 and 2001, respectively.

The following table reconciles net income to taxable income for the years ended December 31, 2002, 2001 and 2000:

                                                                           2002            2001             2000
                                                                           ----            ----             ----
         Net income                                                        $44,939         $64,506          $41,456
           Add back:  Net (income) loss of Taxable REIT
                Subsidiaries included above                               (10,627)          (20)           1,092
                                                                           -------         -------          -------
         Net income from REIT operations                                    55,566          64,486           42,548
           Add:  Book depreciation and amortization                         39,214          38,034           29,201
           Less:  Tax depreciation and amortization                       (44,307)        (39,193)         (31,946)
           Book/tax difference on gains/losses from capital
              transactions                                                (4,237)       (4,729)               -
           Other book/tax differences, net                                (6,171)       (1,596)             524
                                                                           -------         -------          -------
         Adjusted taxable income subject to 90% (95% in 2000)
           dividend requirement                                            $40,065         $57,002          $40,327
                                                                           =======         =======          =======
The Company made actual distributions in excess of 100% of the taxable income before capital gains. All adjustments to net income from REIT operations are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Earnings Per Share

Basic Earnings Per Share (“EPS”) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any cumulative convertible preferred stock. The exchange of an Operating Partnership Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

Income from continuing operations is the same for both the basic and diluted calculation. The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, is as follows:

                                                                           2002            2001             2000
                                                                           ----            ----             ----

         Income from continuing operations                                 $40,389         $61,646          $38,484
         Less: Preferred dividends                                        (14,744)       (17,681)         (12,178)
         Less: Premium on Series B preferred stock repurchase             (5,025)              -                -
                                                                        ----------      ----------       ----------
         Basic and Diluted - Income from continuing operations
           applicable to common shareholders                               $20,620         $43,965          $26,306
                                                                        ==========      ==========       ==========

         Basic weighted average number of shares
           Outstanding                                                  26,054,535      22,101,027       20,639,241
         Effect of dilutive stock options                                  280,781         126,494          116,480
                                                                        ----------      ----------       ----------
         Diluted weighted average number of shares
           Outstanding                                                  26,335,316      22,227,521       20,755,721
                                                                        ==========      ==========       ==========

         Basic earnings per share data:
           Income from continuing operations                              $  .79         $  1.99          $  1.28
           Discontinued operations                                           .25             .13              .14
           Extraordinary item                                             (  .07)              -                -
                                                                        ----------      ----------       ----------
         Net Income available to common shareholders                      $  .97         $  2.12          $  1.42
                                                                        ==========      ==========       ==========

         Diluted earnings per share data:
           Income from continuing operations                              $  .78         $  1.98          $  1.27
           Discontinued operations                                           .25             .13              .14
           Extraordinary item                                             (  .07)              -                -
                                                                        ----------      ----------       ----------
         Net Income available to common shareholders                      $  .96         $  2.11          $  1.41
                                                                        ==========      ==========       ==========
Unexercised stock options to purchase 669,090, 1,732,656, and 1,270,300 (including warrants of 525,000 issued with the Series C and E Preferred Stock issuance for 2001 and 2000) shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, the 4,123,533 common stock equivalents on an as-converted basis of the Series B, C, D and E Convertible Cumulative Preferred Stock has an antidilutive effect and is not included in the computation of diluted EPS. For the years ended December 31, 2001 and 2000, there were 7,112,381 common stock equivalents on an as-converted basis of certain convertible preferred stock that had an antidilutive effect and were not included in the computation of diluted EPS. To the extent the preferred stock was converted, the common shares would be included in outstanding shares from the date of conversion.

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

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principle Board Opinion No. 25 (“APB No. 25”) to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of grant. Restricted stock grants are recognized as compensation expense over the vesting period based upon the market value on the date of grant. Had the Company determined compensation cost based upon the fair value of the stock option grants under SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company’s net income and earnings per share at December 31 would have been as follows:

                                                                      2002         2001         2000
                                                                      ----         ----         ----

         Net income, as reported                                      $44,939    $64,506      $41,456
         Total stock compensation cost recognized                         241         96            -
         Total stock compensation cost had SFAS 123 been adopted       (1,143)      (930)        (489)
         Minority interest for net stock compensation cost                343        349          209
                                                                      -------    -------      -------

         Proforma net income had SFAS 123 been adopted                $44,380    $64,021      $41,176
                                                                      =======    =======      =======
         Per share data:
           Basic - as reported                                        $  0.97    $  2.12      $  1.42
                                                                      =======    =======      =======
           Basic - proforma                                           $  0.94    $  2.10         1.40
                                                                      =======    =======      =======

           Diluted - as reported                                      $  0.96    $  2.11      $  1.41
                                                                      =======    =======      =======
           Diluted - proforma                                         $  0.93    $  2.08      $  1.40
                                                                      =======    =======      =======
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001, and 2000: dividend yields ranging from 8.40% to 9.40%; expected volatility of 19.17%; and expected lives of 7.5 years for the options with a lifetime of ten years, and five years for options with a lifetime of five years. The interest rate used in the option-pricing model is based on a risk free interest rate ranging from 4.29% to 6.87%.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”The provisions of this statement are required to be applied to all goodwill and other intangible assets. SFAS No. 142 becomes effective beginning January 1, 2002. The Company adopted this pronouncement for the year ended December 31, 2002, and did not have a material impact on its results on operations, financial position or liquidity.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective beginning January 1, 2003. The changes required by SFAS No. 143 are not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses how and when to measure the impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The Company adopted SFAS No. 144 as of January 1, 2002. See Notes 1 and 15 for a discussion of the impact on the Company from the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. Upon adoption, the Company will be reclassifying its previously reported early debt extinguishment charges presented as an extraordinary item to inclusion within income from operations. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The company’s commitment to a plan, by itself does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit and disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) –Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of other (an interpretation of FASB No. 5, FASB No. 57, and FASB No. 107 and recession of FASB Interpretation No. 34). This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as well as changing certain disclosure provisions. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about these effects in interim financial information. Effective January 1, 2003, the Company will adopt the fair value based method of accounting for stock options in accordance with SFAS No. 123. The Company is studying the transition methods available and has not yet determined the method to be used. The Company has, however, adopted the disclosure provisions of SFAS No. 148. See the Company’s policy on Stock Based Compensation included within this footnote.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In January 2003, the FASB issued Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, “VIE”). This interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to existing variable interest entities. Management believes that it is reasonably possible that the Management Companies (see Note 4) meet the definition of a VIE and would be required to be consolidated with the Company. Management is uncertain but is assuming it is reasonably possible that each of the limited partnerships in which it holds the general partnership interest (see Note 3) would be considered a VIE, and the Company would consolidate all or a certain number of the limited partnership’s assets and liabilities. The interpretation becomes effective July 1, 2003.

3 INVESTMENT IN AND ADVANCES TO AFFILIATES

The Company has investments in and advances to approximately 136 limited partnerships where the Company acts as the managing general partner. In addition, there are investments in other affiliated entities (see Note 4). The following is summarized financial information for the investment in and advances to affiliates carried under the equity method of accounting, excluding the Management Companies discussed in Note 4, as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002.

                                                  2002         2001
                                                  ----         ----
Balance Sheets:
  Real estate, net                               $266,613     $280,864
  Other assets                                     37,764       36,579
                                                 --------     --------
    Total assets                                 $304,377     $317,443
                                                 ========     ========

  Mortgage notes payable                         $253,285     $253,798
  Advances from affiliates                         24,725       25,245
  Other liabilities                                15,125       18,140
  Partners' equity                                 11,242       20,260
                                                 --------     --------
    Total liabilities and partners' equity       $304,377     $317,443
                                                 ========     ========
The Company’s proportionate share of mortgage notes payable was $6,700 at December 31, 2002. The mortgage notes payable are all non-recourse to the affiliated partnership and the Company.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3 INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)

                                                                 2002         2001         2000
                                                                 ----         ----         ----
Operations:
  Gross revenues                                                 $47,468      $46,972      $44,053
  Operating expenses                                           (29,994)   (29,704)   (26,627)
  Mortgage interest expense                                    (11,914)   (11,529)   (12,198)
  Depreciation and amortization                                (13,503)   (13,606)   (12,964)
                                                               ---------    ---------    ---------
    Net loss                                                   ($  7,943)   ($  7,867)   ( $ 7,736)
                                                               =========    =========    = =======
  Company's share [included in equity in earnings (losses)
    of unconsolidated affiliates]*                             ($  1,171)       $  62        $  45
                                                               =========        =====        =====
*In addition to the amounts presented above, the Company recorded additional losses related to the accounting requirements of EITF 99-10 described in the following paragraphs.

Reconciliation of interests in the underlying net assets to the Company’s carrying value of investments in and advances to affiliates:

                                                                  2002            2001
                                                                  ----            ----

Partners' equity, as above                                       $11,242         $20,260
Equity of other partners                                           9,236          16,446
                                                                 -------         -------
Company's share of investments in limited partnerships             2,006           3,814
Less - impairment charge                                          (899)              -
                                                                 -------         -------
Company's investment in limited partnerships                       1,107           3,814
Company's investment in Management Companies (see Note 4)          5,996          22,477
Company's advances to Management Companies                        12,372          16,579
                                                                 -------         -------
Carrying amount of investments in and advances to affiliates     $19,475         $42,870
                                                                 =======         =======
The Company, including its equity affiliates (Management Companies – Note 4), determined in the fourth quarter of 2002 that it would market for sale the assets associated with its interests in various affordable property limited partnerships. Prior to the fourth quarter of 2002, the Company had been assessing whether to expand its holding in such assets, including seeking out additional management opportunities, to consider the sale of such assets, or to retain its existing portfolio of assets without further growth. The Company ultimately concluded that it would not seek to grow its portfolio of these types of assets. It was then determined that the existing affordable property limited partnerships required a disproportionate effort to manage which was not justified by their overall contribution to profit. The Company concluded that its strategic focus should be on the direct ownership and management of market rate properties. Accordingly, the decision to sell its assets in the affordable property limited partnerships was made.

The Company’s assets related to the limited partnerships are comprised of management contracts, loans, advances and receivables and general partnership interests. An aggregate impairment charge of $14.2 million was recorded by the Company and its equity affiliates and resulted from adjusting the recorded amount of the assets to their estimated fair market value. The impairment charge was comprised of the following: (i) intangible assets (i.e. management contracts) were written down $985,000 to their estimated fair market value, (ii) loans, advances and other receivables which had previously been assessed for impairment based upon their estimated collectibility as determined under applicable accounting standards, are now, subsequent to the Company’s decision to sell, required to be reflected at their estimated fair market value and, accordingly, were written down by an aggregate of $12,363,000 and (iii) the general partnership equity interests were written down $899,000 as certain of the Company’s investments are now

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3 INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)

considered to have suffered an other than temporary impairment. As the assets are held by both the Company and its equity affiliates, the resultant impairment trigged by the decision to sell these assets is reflected in the statement of operations within the line items as follows:

             Impairment of assets held as general partner                          $ 2,448,000
             Equity in earnings (losses) of unconsolidated affiliates (Note 4)      11,799,000
                                                                                   -----------
                                                                                   $14,247,000
                                                                                   ===========
In addition to the above impairment charge, the Company’s results of operations, prior to the decision to sell, were impacted by losses incurred by certain of the affordable property limited partnerships. These losses were a direct result of the weak economy and resulting decrease in occupancy levels. Loans, advances and other receivables of $3,256,000 ($164,000 by the Company and $3,092,000 by the equity affiliates) were written down due both to (i) the accounting requirements of EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” which require the general partner to record a greater share of the underlying investment’s losses where the investor (i.e. the Company including its equity affiliates) also has loans outstanding and the limited partner has no capital account and (ii) the assessment of recoverability of recorded amounts based upon the projected performance of the properties over the respective repayment terms. In addition, the Company recorded an other than temporary impairment of $571,000, $546,000 relating to the expiration in December 2002, of an option to acquire one of its equity interests. This change in circumstances was unrelated to the Company’s decision to sell its interest. These assets are held by both the Company and its equity affiliates. The resultant charges that would have been recognized regardless of the Company’s decision to sell the assets is reflected in the consolidated statement of operations within the line items as follows:

         Impairment of assets held as general partner                        $  735,000
         Equity in earnings (losses) of unconsolidated affiliates             3,092,000
                                                                             ----------
                                                                             $3,827,000
                                                                             ==========
The summary of the impairment and other charges related to the assets associated with the affordable property limited partnerships referenced in the previous paragraphs is as follows (in thousands):

                                   Sale Impairment                     Other Charges                         Totals
                             ------------------------------    ------------------------------    --------------------------------
        Assets               Company1   Affiliates2   Total    Company1   Affiliates2   Total    Company1   Affiliates   Combined
        ------               --------   -----------   -----    --------   -----------   -----    --------   ----------   --------

Loans, advances and other
  receivables                 $  564     $11,799     $12,363     $164       $3,092     $3,256     $  728     $14,891      $15,619
Intangible assets                985           -         985        -            -          -        985           -          985
General partner equity           899           -         899      571            -        571      1,470           -        1,470
                              ------     -------     -------     ----       ------     ------     ------     -------      -------
                              $2,448     $11,799     $14,247     $735       $3,092     $3,827     $3,183     $14,891      $18,074
                              ======     =======     =======     ====       ======     ======     ======     =======      =======
1	Recorded by the Company in the line item “Impairment of assets held as General Partner”

2	Recorded by the Affiliates, and reflected by the Company in the line item “Equity in earnings (losses) of unconsolidated affiliates"

In January 2003, the FASB issued Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, “VIE”). Management is uncertain at this time but is assuming it is reasonably possible that the limited partnerships in which it holds an equity investment (as GP) are VIE’s and that it is the primary beneficiary. This would require the Company to consolidate all or a certain number of the limited partnerships assets and liabilities. The interpretation becomes effective in the third quarter of 2003. The summarized financial information for all such limited partnerships is presented in the table above.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4 MANAGEMENT COMPANIES

Certain property management, leasing and development activities are performed by Home Properties Management, Inc. and Home Properties Resident Services, Inc. (formerly Conifer Realty Corp.) (together the “Management Companies”). Both are Maryland corporations and, effective January 1, 2001, elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. The Operating Partnership owns non-voting common stock in the Management Companies which entitles it to receive 95% and 99% of the economic interest in Home Properties Management, Inc. and Home Properties Resident Services, respectively. Effective March 1, 2001, the Company recapitalized Home Properties Resident Services, Inc. by contributing to capital $23.7 million of loans due from affiliated partnerships. Simultaneous with the recapitalization, the Company increased its effective economic interest from 95% to 99% diluting the economic interest held by certain of the Company’s officers and inside directors. The Operating Partnership intends on acquiring all of the shares held by the Company’s Co-Chief Executive Officers in the first quarter of 2003. These entities will become wholly owned by the Company. The Company’s share of income from the Management Companies, included in Equity in earnings (losses) of unconsolidated affiliates in the consolidated statement of operations, for the twelve months ended December 31, 2002, 2001 and 2000, is summarized as follows:

                                                                                    2002         2001          2000
                                                                                    ----         ----          ----

         Management fees                                                          $  2,864      $  3,397     $  3,716
         Development and construction management fees                                    -             -        3,991
         Interest income                                                               867         1,627            -
         General and administrative                                               (3,850)     (3,244)    (7,364)
         Interest expense                                                           (734)     (1,390)    (1,937)
         Other expenses                                                             (767)       (330)      (292)
         Impairment and other charges                                              (14,891)            -            -
                                                                                  --------         -----     --------
         Net income (loss)                                                        ($16,511)        $  60     ($ 1,886)
                                                                                  ========         =====     ========

         Equity in earnings (losses) of unconsolidated affiliates                 ($16,322)        $  61     ($ 1,792)
                                                                                  ========         =====     ========

         Equity in earnings (losses) of unconsolidated affiliates,
                  after minority interest                                         ($10,188)        $  36     ($ 1,028)
                                                                                  ========         =====     ========

         Total assets                                                              $18,468       $38,602      $21,965
                                                                                  ========         =====     ========

         Total liabilities                                                         $12,741       $16,296      $23,526
                                                                                  ========         =====     ========
The general and administrative expenses reflected above represent an allocation of direct and indirect costs incurred by the Company estimated by management to be associated with the operations of the Management Companies.

As discussed in Note 3, the impairment and other charges of $14,891 is a result of the Company’s decision to sell the assets associated with the affordable property limited partnerships ($11,799), and the result of operating losses directly associated with the performance of certain limited partnerships due to the weak economy ($3,092).

Included in the total assets of the Management Companies are deferred tax assets of $6,721 and $785, as of December 31, 2002 and 2001, respectively. The Management Companies do not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded an allowance reserve of $6,515 and $360 for the years ended December 31, 2002 and 2001, respectively.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4	MANAGEMENT COMPANIES (CONTINUED)

Included in assets of the Management Companies are notes and other receivables due from affiliated partnerships (Note 3) of approximately $12,599 and $25,000, net of allowances of $840 at December 31, 2001. The interest rates of the notes receivable include both fixed and variable rate terms. The variable rate loans are at one percent over the Prime rate of interest. The fixed rate agreements range from 8.47% to 13% per annum. The maturity dates for these notes receivable range from 2003 to 2032.

In January 2003, the FASB issued interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities “VIE’s”). Management believes that it is reasonably possible that the Management Companies (described above) meet the definition of a VIE and that the Company is the primary beneficiary, and accordingly it is reasonably possible that the accounts of the Management Companies would be required to be consolidated with the Company. The interpretation becomes effective in the third quarter of 2003. The summarized financial information for the Management Companies is presented in the table on the previous page.

5	MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are summarized as follows:

                                                           2002            2001
                                                           ----            ----

        Fixed rate mortgage notes payable                $1,279,752      $954,203
        Variable rate mortgage notes payable                 21,055         6,155
                                                         ----------      --------
          Total mortgage notes payable                   $1,300,807      $960,358
                                                         ==========      ========
Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2003, through June 2036. The weighted average interest rate of the Company’s variable rate notes and credit facility was 2.83% and 3.27% at December 31, 2002 and 2001, respectively. The weighted average interest rate of the Company’s fixed rate notes was 6.50% and 7.27% at December 31, 2002 and 2001, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2002 are as follows:

        2003                         $25,820
        2004                          17,128
        2005                          15,317
        2006                          75,408
        2007                         174,813
        Thereafter                   992,321
                                  ----------
                                  $1,300,807
                                  ==========
The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company’s current effective borrowing rate for comparable loans. Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $1,383,655 and $958,452, at December 31, 2002 and 2001, respectively.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5	MORTGAGE NOTES PAYABLE (Continued)

The Company has incurred prepayment penalties on debt restructurings which are accounted for as extraordinary items in the accompanying statements of operations. Prepayment penalties, before minority interest, were approximately $3,275, $116, and $0 for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 repayments on thirteen debt instruments totaled $101,341 and were refinanced by sixteen new borrowings in excess of $236,000. The 2001 repayments on eight debt instruments totaled $51,969 and were refinanced by eleven new borrowings in excess of $131,370. The 2000 repayments on two debt instruments totaled $25,067 and were refinanced by two new borrowings in excess of $39,000.

6	LINE OF CREDIT

As of December 31, 2002, the Company had an unsecured line of credit from M&T Bank of $115 million with $35 million outstanding. Borrowings under the line of credit bear interest at 1.15% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company’s interest expense and as a result will effect the Company’s results of operations and financial condition. The line of credit expires on September 1, 2005. The LIBOR interest rate was 1.38% at December 31, 2002. The Credit Agreement relating to this line of credit provides for the Company to maintain certain financial ratios and measurements. One of these covenants is that the Company may not pay any distribution if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of : (i) 90% of funds from operations, and 110% of cash available for distribution; and (ii) the amount required to maintain the Company’s status as a REIT. During the fourth quarter of 2002, the funds from operations payout ratio was 94% when measured for the calendar year. Due to impairment charges recorded in the fourth quarter, (see Note 3) the Company did not meet the required ratio. Waivers have been granted by the participating banks.

7	MINORITY INTEREST

Minority interest in the Company relates to the interest in the Operating Partnership not owned by Home Properties of New York, Inc. Holders of UPREIT Units may redeem a Unit for one share of the Company’s common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company.

The changes in minority interest for the three years ended December 31 are as follows:

                                                          2002            2001             2000
                                                          ----            ----             ----
Balance, beginning of year                               $341,854        $371,544         $299,880
Issuance of UPREIT Units associated with
   property acquisitions                                   11,522          19,133           58,616
Adjustment between minority interest and
stockholders' equity                                        7,208        (33,621)          26,825
Exchange of UPREIT Units for Common Shares               (4,411)       (1,910)        (7,387)
Repurchase of UPREIT Units                                      -        (10,233)               -
Net income                                                 15,531          33,634           25,714
Accumulated other comprehensive loss                       (260)         (388)               -
Distributions                                            (38,383)       (36,305)        (32,104)
                                                         --------        --------         --------
Balance, end of year                                     $333,061        $341,854         $371,544
                                                         ========        ========         ========

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8	PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Preferred Stock

On December 22, 1999, the holder of the Class A limited partnership interests converted its ownership to 9% Series A convertible cumulative preferred stock (“Series A Preferred Shares”), liquidation preference of $21.00 per Common Share, total shares outstanding of 1,666,667. The conversion to preferred stock occurred at the Company’s request and permits the Operating Partnership to continue to use favorable tax depreciation methods. The Series A Preferred Shares were convertible at any time by the holder on a one-for-one basis into Common Shares. On November 28, 2001, the Series A Preferred Shares were converted to common shares. The conversion had no effect on reported results of operations.

On September 30, 1999, the Company privately placed 2,000,000 of its 8.36% Series B convertible cumulative preferred stock (“Series B Preferred Shares”), $25 liquidation preference per share. This offering generated net proceeds of approximately $48.7 million after offering costs of $1.3 million. The net proceeds were used to pay down Company borrowings. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $29.77 per Common Share, equivalent to a conversion ratio of .8398 Common Shares for each Series B Preferred Share (equivalent to 1,679,543 Common Shares assuming 100% converted). The Series B Preferred Shares are non-callable for five years. Each Series B Preferred Share will receive the greater of a quarterly distribution of $0.5225 per share or the dividend paid on a share of common stock on an as converted basis. The Company had determined that the Series B Preferred Shares contained certain contingent provisions that could cause such shares to be redeemable at the option of the holder and has presented this class of preferred stock outside of stockholders’ equity. On February 4, 2002, 1.0 million of the Series B Preferred Stock were converted into 839,771 shares of common stock. The conversion had no effect on the reported results of operations. On May 24, 2002 the Company repurchased the remaining 1.0 million shares outstanding at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted). The Company repurchased the shares for $29,392, equal to the $35.00 common stock trading price when the transaction was consummated. A premium of $5,025 was incurred on the repurchase and has been reflected as a charge to net income available to common shareholders’ in the consolidated statement of operations. As of December 31, 2002, there were no Series B preferred shares outstanding.

In May and June of 2000, the Company privately placed 600,000 of its 8.75% Series C convertible cumulative preferred stock (“Series C Preferred Shares”), $100 liquidation preference per share. This offering generated net proceeds of approximately $60 million. The net proceeds were used to fund acquisitions and property upgrades. The Series C Preferred shares are convertible at any time by the holder into Common Shares at a conversion price of $30.25 per Common Share, equivalent to a conversion ratio of 3.3058 Common Shares for each Series C Preferred share (equivalent to 1,983,471 Common shares assuming 100% converted). The Series C Preferred shares are non-callable for five years. Each Series C Preferred share will receive the greater of a quarterly distribution of $2.1875 per share or the dividend paid on a share of common stock on an as-converted basis. The Company also issued 240,000 additional warrants to purchase common shares at a price of $30.25 per share, expiring in 2005. In January 2003, holders of 100,000 shares of Series C Preferred Shares elected to convert those shares for 330,579 shares of common stock.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8	PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)

In June 2000, the Company privately placed 250,000 of its 8.78% Series D convertible cumulative preferred stock (“Series D Preferred Shares”), $100 liquidation preference per share. This offering generated net proceeds of approximately $25 million. The net proceeds were used to fund Company acquisitions and property upgrades. The Series D Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $30.00 per Common Share, equivalent to a conversion ratio of 3.333 Common Shares for each Series D Preferred share (equivalent to 833,333 Common Shares assuming 100% converted). The Series D Preferred shares are non-callable for five years. Each Series D Preferred share will receive the greater of a quarterly distribution of $2.195 per share or the dividend paid on a share of common stock on an as-converted basis.

In December 2000, the Company privately placed 300,000 of its 8.55% Series E convertible cumulative preferred stock (“Series E Preferred Shares”), $100 liquidation preference per share. This offering generated net proceeds of approximately $30 million. The net proceeds were used to pay down Company borrowings. The Series E Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $31.60 per Common Share, equivalent to a conversion ratio of 3.1646 Common Shares for each Series E Preferred Share (equivalent to 949,367 Common Shares assuming 100% converted). The Series E Preferred Shares are non-callable for five years. Each Series E Preferred Share will receive the greater of a quarterly distribution of $2.1375 per share or the dividend paid on a share of common stock on an as-converted basis. In addition, the Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share, expiring in 2005. On August 20, 2002, 63,200 of the Series E Convertible Preferred Shares were converted into 200,000 shares of common stock. The conversion had no effect on the reported results of operations.

In March 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Shares”), with a $25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million. The net proceeds were used to fund the Series B preferred stock repurchase, property acquisitions, and property upgrades. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends. Each Series F Preferred share will receive an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).

Common Stock

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding common stock and UPREIT Units. The Board’s action did not establish a target price or a specific timetable for repurchase. At December 31, 1999, there was approval remaining to purchase 795,100 shares. In 2000, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2000, the Company repurchased 468,600 shares at a cost of $12,664,000. In 2001, the Board of Directors approved a 1,000,000-share increase in the stock repurchase program. During 2001, the Company repurchased 754,000 shares and 436,700 UPREIT Units at a cost of $20,600,000 and $11,900,000, respectively. During 2002, the Board of Directors approved a 2,000,000-share increase in the stock repurchase program. During 2002, there were no shares or UPREIT Units repurchased by the Company. At December 31, 2002 the Company had authorization to repurchase 3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8	PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (Continued)

In February 2002, the Company closed on two common equity offerings totaling 704,602 shares of the Company’s common stock, at a weighted average price of $30.99 per share, resulting in net proceeds to the Company of approximately $21.8 million.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment, Stock Purchase, Resident Stock Purchase and Employee Stock Purchase Plan (the “DRIP” ). The DRIP provides the stockholders, employees and residents of the Company an opportunity to automatically invest their cash dividends at a discount of 2% from the market price. In addition, eligible participants may make monthly or other voluntary cash investments, also typically at a discount, which has varied between 2% and 3% from the market price, in shares of common stock. In response to a perceived dilution from issuing new shares at or below the underlying net asset value, effective April 10, 2001, the DRIP was amended to reduce the share purchase discount from the current market price from 3% to 2%. The maximum amount that can be invested without the Company’s prior permission was also reduced from $5,000 to $1,000. A total of $27 million, $32 million, and $57 million was raised through this program during 2002, 2001 and 2000, respectively.

Officer/Director Notes for Stock Purchases and Stock Purchase and Loan Plan

On August 12, 1996, eighteen officers and the six independent directors purchased an aggregate of 208,543 shares of Common Stock through the DRIP at the price of $19.79. The purchases were financed 50% from a bank loan and 50% by a recourse loan from the Company. The Company loans bear interest at 7% per annum and mature in August 2016. The Company loans are subordinate to the above-referenced bank loans, and are collateralized by pledges of the 208,543 Common Shares. The loans are paid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full. During 2002 certain key officers and directors repaid their loans in full in connection with the Company’s recently issued Corporate Governance policies.

On November 10, 1997, twenty-one officers and five of the independent directors purchased an aggregate of 169,682 shares of common stock through the DRIP at the price of $26.66. The purchases were financed 50% from a bank loan and 50% by a recourse loan from the Company. The Company loans bear interest at 6.7% per annum and mature in November 2017. The Company loans are subordinate to the above-referenced bank loans, and are collateralized by pledges of the 169,682 common shares. The loans are expected to be repaid from the regular quarterly dividends paid on the shares of common stock pledged, after the corresponding bank loans are paid in full. During 2002 certain key officers and directors repaid their loans in full in connection with the Company’s recently issued Corporate Governance policies.

In May 1998, the Company adopted the Director, Officer and Employee Stock Purchase and Loan Plan (the “Stock Purchase Plan”). The program provides for the sale and issuance, from time to time as determined by the Board of Directors, of up to 500,000 shares of the Company’s Common Stock to the directors, officers and key employees of the Company for consideration of not less than 97% of the market price of the Common Stock. The Stock Purchase Plan also allows the Company to loan, on a recourse basis, the participants up to 100% of the purchase price (50% for non-employee directors).

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8	PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

Officer/Director Notes for Stock Purchases and Stock Purchase and Loan Plan (Continued)

On August 12, 1998, thirty officers/key employees and the six independent directors purchased an aggregate of 238,239 shares of common stock through the Stock Purchase Plan at the price of $24.11. The purchases for the officers/key employees were financed 100% by a recourse loan from the Company (50% for non-employee directors). The loans bear interest at 7.13% per annum and mature on the earlier of the maturity of the 1996 and 1997 phases of the loan program or August 2018. The loans are collateralized by pledges of the common stock and are expected to be repaid from the regular quarterly dividends paid on the shares. During 2002 certain key officers and directors repaid their loans in full in connection with the Company’s recently issued Corporate Governance policies.

On February 1, 2001, one officer purchased an aggregate of 75,000 shares of common stock through the Stock Purchase Plan at the price of $26.20. The purchases were financed by a recourse loan from the Company. The loan is collateralized by pledges of the common stock, bears interest at 8% per annum and matures on February 15, 2021. The loan was repaid in full on January 25, 2002.

At December 31, 2002, there are outstanding loans aggregating $773 under the officer and director share purchase program. On August 5, 2002, the Board of Directors of the Company prohibited any further loans to officers and directors in accordance with the Sarbanes-Oxley Act of 2002.

Dividends

Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital. The Company has declared a $2.41 distribution per common share (CUSIP 437306103) and a $1.55 distribution per preferred share (CUSIP 437306509) during its most recent fiscal year. Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2002, 2001 and 2000, the Company designates the taxable composition of the following cash distributions to holders of common and preferred shares in the amounts set forth in the tables below and on the next page:

                               Common                                            Distribution Type
                               ------                           ----------------------------------------------------
                                                                 Ordinary                      20%      Unrecaptured
         Declaration      Record       Payable    Distributions   Taxable     Return of     Long-Term    Sec. 1250
            Dates         Dates         Dates      Per Share     Dividend      Capital    Capital Gain      Gain

        -------------- ------------- ------------ ------------- ------------ ------------- ------------ ------------

             2/4/2002     2/15/2002    2/26/2002        $0.60       62.28%       37.17%        0.00%        0.55%
             5/7/2002     5/20/2002    5/30/2002        $0.60       62.28%       37.17%        0.00%        0.55%
             8/5/2002     8/19/2002    8/29/2002        $0.60       62.28%       37.17%        0.00%        0.55%
           10/29/2002    11/15/2002   11/27/2002        $0.61       62.28%       37.17%        0.00%        0.55%
                                                        -----       -----        -----         ----         ----

                                     TOTALS             $2.41       62.28%       37.17%        0.00%        0.55%
                                                        =====       =====        =====         ====         ====
The appropriate amount of each common share for 2001 and 2000 is as follows:

                                                                                 Distribution Type
                                                                ----------------------------------------------------
                                                                 Ordinary                      20%      Unrecaptured
                                                  Distributions   Taxable     Return of     Long-Term    Sec. 1250
            Year                                   Per Share     Dividend      Capital     Capital Gain      Gain
        -------------- ------------- ------------ ------------- ------------ ------------- ------------ ------------

            2001                                        $2.31       78.50%        6.80%        5.30%        9.40%
            2000                                        $2.16       91.00%        9.00%        0.00%        0.00%

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8	PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

Dividends (Continued)
                          Series F Preferred                                     Distribution Type
                                                                ----------------------------------------------------
                                                                 Ordinary                      20%      Unrecaptured
         Declaration      Record       Payable    Distributions   Taxable     Return of     Long-Term    Sec. 1250
            Dates         Dates         Dates      Per Share     Dividend      Capital     Capital Gain      Gain
        -------------- ------------- ------------ ------------- ------------ ------------- ------------ ------------

             5/8/2002     5/20/2002    5/31/2002     $0.04375       99.11%       0.00%         0.00%        0.89%
            6/12/2002     6/18/2002    6/28/2002     $0.38125       99.11%       0.00%         0.00%        0.89%
             8/5/2002     8/19/2002     9/3/2002     $0.56250       99.11%       0.00%         0.00%        0.89%
           10/29/2002    11/15/2002    12/2/2002     $0.56250       99.11%       0.00%         0.00%        0.89%
                                                     --------       -----        ----          ----         ----

                                     TOTALS          $1.55000       99.11%       0.00%         0.00%        0.89%
                                                     ========       =====        ====          ====         ====
Total Shares/Units Outstanding

At December 31, 2002, 27,027,003 common shares, 3,566,171 convertible preferred shares (assuming a conversion of the Preferred Shares to Common Shares) and 16,122,254 UPREIT Units were outstanding for a total of 46,715,428 common share equivalents.

In addition, 2,400,000 shares of Series F cumulative redeemable preferred shares were outstanding as of December 31, 2002.

9	STOCK BENEFIT PLAN

The Company has adopted the 1994 Stock Benefit Plan, as amended (the “Plan”). Plan participants include officers, non-employee directors, and key employees of the Company. The Company has reserved 1,596,000 shares for issuance to officers and employees and 154,000 shares for issuance to non-employee directors. Options granted to officers and employees of the Company vest 20% for each year of service until 100% vested on the fifth anniversary. Certain officers’ options (264,000) and directors’ options (149,100) vest immediately upon grant. The exercise price per share for stock options may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted (110% of the fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company’s common stock). Options granted to directors and employees who hold more than 10% of the voting power of the Company expire after five years from the date of grant.

All other options expire after ten years from the date of grant. The Plan also allows for the grant of stock appreciation rights and restricted stock awards. At December 31, 2002, 374,193 and 346 common shares were available for future grant of options or awards under the Plan for officers and employees and non-employee directors, respectively.

On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan (the “2000 Plan”). Plan participants have been expanded to include directors, officers, regional managers and on-site property managers. It is expected that all future awards of stock options and restricted stock will be granted under the 2000 Plan. The 2000 Plan limits the number of shares issuable under the plan to 2,755,000, of which 205,000 are to be available for issuance to the non-employee directors. At December 31, 2002, 749,412 and 41,240 common shares were available for future grant of options or awards under the 2000 plan for officers and employees and non-employee directors, respectively.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9	STOCK BENEFIT PLAN (Continued)

Details of stock option activity during 2002, 2001 and 2000 are as follows:

                                                                                     Weighted Average
                                                                  Number              Exercise Price
                                                                of Options              Per Option
                                                                ----------              ----------

         Options outstanding at January 1, 2000                  1,265,433                $24.50
         (448,820 shares exercisable)

         Granted, 2000                                             752,720                $31.27
         Exercised, 2000                                        (150,008)               $19.38
         Cancelled, 2000                                        (71,480)               $28.32
                                                                 ---------

         Options outstanding at December 31, 2000                1,796,665                $26.34
         (519,434 shares exercisable)

         Granted, 2001                                             857,430                $29.60
         Exercised, 2001                                        (187,698)               $22.59
         Cancelled, 2001                                        (361,295)               $28.78
                                                                 ---------

         Options outstanding at December 31, 2001                2,105,102                $28.69
         (764,819 shares exercisable)

         Granted, 2002                                             682,590                $34.77
         Exercised, 2002                                        (185,255)               $23.92
         Cancelled, 2002                                        (175,084)               $30.16
                                                                 ---------

         Options outstanding at December 31, 2002                2,427,353                $30.66
                                                                 =========
         (921,781 shares exercisable)
The following table summarizes information about options outstanding at December 31, 2002:

                               Weighted        Weighted
                               Average          Average        Weighted
                              Remaining       Fair Value        Average                         Exercise
   Year         Number       Contractual     of Options on     Exercise        Number         Price Range
  Granted     Outstanding        Life         Grant Date         Price      Exercisable        Per Option
  -------     -----------        ----         ----------         -----      -----------        ----------

   1994           13,580            2             N/A            $19.000         13,580          $19.00
   1996           19,179            3            $1.02            19.808         19,179      $19.00-$20.50
   1997           61,223            4            $1.56            26.462         61,223      $22.75-$26.50
   1998           80,520            5            $1.37            25.806         59,700      $25.125-$27.06
   1999          331,529            6            $1.57            26.995        193,809      $25.688-$27.25
   2000          495,490            8            $1.88            31.084        227,668     $28.313-$31.375
   2001          757,342            9            $1.64            28.644        283,622      $27.01-$31.60
   2002          668,490           10            $2.07            36.030         63,000      $32.20-$34.65
                 -------           --            -----            ------         ------      ------ ------
Totals         2,327,353            7                            $28.750        921,781      $19.00-$34.65
               =========           ==                            =======        =======      =============

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9	STOCK BENEFIT PLAN (Continued)

In 2002 and 2001, the Company granted 22,550 and 20,600 shares of restricted stock. The restricted stock outstanding at December 31, 2002, was 40,950 shares. The restricted stock was granted to key employees of the Company and vests 100% on the fifth anniversary of the date of grant. The restricted shares were granted at a weighted average price of $27.14 to $33.20 per share, respectively. Total compensation cost recorded for the years ended December 31, 2002 and 2001 for the restricted share grants was $240,700 and $95,600, respectively.

Beginning in 2003 the Company will adopt the fair value method of recording stock compensation awards. The Company is studying the transition methods available under SFAS 148 “Accounting for Stock Based Compensation – An Amendment of SFAS 123” and has not yet determined the method that will be adopted.

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

Non-segment revenue to reconcile total revenue consists of interest and dividend income and other income. Non–segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, investments in and advances to affiliates, deferred charges and other assets.

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

The Company assesses and measures segment operating results based on a performance measure referred to as Funds from Operations (“FFO”). FFO is generally defined as net income (loss), before gains (losses) from the sale of property and business, extraordinary items, plus real estate depreciation including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Other companies may calculate similarly titled performance measures in a different manner.

During 2002, the Company reclassified certain property related operating expenses from general and administrative to operating and maintenance which would impact the segment contribution of FFO. This reclassification is also reflected in the prior period presentations.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10	SEGMENT REPORTING (Continued)

The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows for the years ended December 31, 2002, 2001 and 2000.

                                                                    2002             2001              2000
                                                                    ----             ----              ----
          Revenues
          --------
          Apartments owned
            Core properties                                       $ 333,742         $ 320,155        $ 295,139
            Non-core properties                                      58,878            26,660                -
          Reconciling items                                           2,942             5,225           10,585
                                                                  ---------         ---------        ---------
          Total Revenue                                           $ 395,562         $ 352,040        $ 305,724
                                                                  =========         =========        =========

          Profit (loss)
          -------------
          Funds from operations:
          Apartments owned
            Core properties                                       $ 189,862         $ 183,263        $ 166,870
            Non-core properties                                      37,671            16,526                -
          Reconciling items                                           2,942             5,225           10,585
                                                                  ---------         ---------        ---------
          Segment contribution to FFO                               230,475           205,014          177,455

          General & administrative expenses                       (12,649)        (10,542)       (6,485)
          Interest expense                                        (77,314)        (65,699)       (56,150)
          Depreciation of unconsolidated affiliates                   1,346               338              383
          Non-real estate depreciation/amortization               (1,174)        (639)       (516)
          Redeemable preferred dividend                           (4,155)                -                -
          Equity in earnings (losses) of unconsolidated
            affiliates                                            (17,493)              123        (1,747)
          Impairment of assets held as General Partner            (3,183)                -                -
          Impairment of affordable assets not in FFO                  1,470                 -                -
          Income from discontinued operations before
            minority interest and depreciation                        4,422             8,009            7,914
                                                                  ---------         ---------        ---------
          Funds from Operations                                     121,745           136,604          120,854
          Depreciation - apartments owned                         (66,573)        (64,251)       (51,914)
          Depreciation of unconsolidated affiliates               (1,346)        (338)       (383)
          Redeemable preferred dividend                               4,155                 -                -
          Impairment of affordable assets not in FFO              (1,470)                -                -
          Gain (loss) on disposition of properties and
            business                                              (356)           26,241        (1,386)
          Minority interest in earnings                           (12,703)        (31,574)       (23,505)
          Income from discontinued operations before
            minority interest                                     (3,063)        (5,036)       (5,182)
                                                                  ---------         ---------        ---------
          Income from continuing operations                       $  40,389          $ 61,646         $ 38,484
                                                                  =========         =========        =========
          Assets
          ------
          Apartments owned
            Core properties                                      $1,715,819        $1,351,724
            Non-core properties                                     683,302           581,790
          Reconciling items                                          57,145           130,275
                                                                  ---------         ---------
          Total Assets                                           $2,456,266        $2,063,789
                                                                  =========         =========

          Real Estate Capital Expenditures
          --------------------------------
          New property acquisitions                                $433,043          $213,325
          Additions to properties
            Core properties                                          89,262            85,001
            Non-core properties                                      26,430            45,467
          Increase in real estate associated with the
            purchase of UPREIT Units                                  2,200             1,666
                                                                  ---------         ---------
          Total Real Estate Capital Expenditures                   $550,935          $345,459
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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. Should it be determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

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

As of December 31, 2002, the aggregate fair value of the Company’s interest rate swaps was $1,618, prior to the allocation of minority interest, and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the twelve months ending December 31, 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as a charge to earnings $847, prior to the allocation of minority interest, of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

12	TRANSACTIONS WITH AFFILIATES

The Company and the Management Companies recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $5,783, $8,174, and $15,088 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company had accounts receivable outstanding due from affiliated entities of $1,357 and $2,629 at December 31, 2002 and 2001, respectively.

A director and former officer of the Company provided consulting services to the Company during 2002 and 2001 for fees approximating $54 and $271, respectively.

In 1997, certain officers and inside directors of the Company entered into a lease termination agreement with the Company. The agreement provided for a contingent termination fee based on the performance of the underlying property. In 2001 and 2002, amounts of $350 and $312, respectively, became payable to the Company under the terms of the agreement. This amount was classified in Other Property Income in the Consolidated Statement of Operations.

The Company leases its corporate office space from an affiliate. The lease requires an annual base rent of $802 for the year ended 2003 and $872 for the year ended 2004. The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance. Rental expense was $1,296, $956, and $712 for the years ended December 31, 2002, 2001 and 2000, respectively.

From time to time, the Company advances funds as needed to the Management Companies which totaled $12,372 and $15,954 at December 31, 2002 and 2001, respectively, and bear interest at 1% over prime (4.25% at December 31, 2002).

13	COMMITMENTS AND CONTINGENCIES

Ground Lease

The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires the lessee to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property. Ground lease expense was $210, $211, and $201 including contingent rents of $140, $141, and $131 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, future minimum rental payments required under the lease are $70 per year until the lease expires.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13	COMMITMENTS AND CONTINGENCIES (Continued)

401(k) Savings Plan

The Company sponsors a contributory savings plan. Under the plan, the Company will match 75% of the first 4% of participant contributions. The matching expense under this plan was $638, $893, and $512 for the years ended December 31, 2002, 2001 and 2000, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based on the percentage growth in the Company’s FFO per share/unit (computed based on the diluted shares/units outstanding) as compared against the industry average growth. The bonus expense charged to operations (including that portion allocated to the Management Companies) was $2,764, $725, and $103 for the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

The Company is party to certain legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

In 2001, the Company underwent a state tax audit. The state has assessed taxes of $469,000 for the 1998 and 1999 tax years under audit. If the state’s position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million. At the time, the Company believed the assessment and the state’s underlying position was not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. After two subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute, the Company has been advised that its filing position for 1998-2001 should prevail. Based upon this information as of December 31, 2002, the Company has recorded an accrual of $525,000, representing only its 2002 liability.

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (48% of the owned portfolio) for a period of time except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.

Debt Covenants

The line of credit loan agreement contains restrictions which, among other things, require maintenance of certain financial ratios and limit the payment of dividends (See Note 6).

Guarantees

The Company has guaranteed a total of $600 of debt associated with two entities where the Company is the general partner. All other mortgage notes payable of affiliates are non-recourse debt to the limited partnerships and the Company. In addition, the Company, through its general partnership interests in certain affordable property limited partnerships, has guaranteed the Low Income Housing Tax Credits to limited partners in 75 partnerships totaling approximately $63,800. As of December 31, 2002, there were no known conditions that would make such payments necessary, and no amounts have been recorded. In addition, the Company, acting as general partner in certain partnerships, is obligated to advance funds to meet partnership operating deficits.

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

14	PROPERTY ACQUISITIONS

For the years ended December 31, 2002, 2001 and 2000, the Company has acquired the communities listed below:

                                                                                                                Cost of
                                         Market           Date           Year        Number      Cost of      Acquisition
                 Community                Area          Acquired      Constructed   of Units     Acquis.       Per Unit
                 ---------                ----          --------      -----------   --------     -------       --------
         Old Friends                 Baltimore             02/01/00           1887       51       $  2,138      $  39
         6 Property Portfolio        Philadelphia          03/15/00        1940-75    2,113       $141,195      $  64
         2 Property Portfolio        Detroit               03/22/00        1969-74      360       $ 14,394      $  40
         Elmwood Terrace             Baltimore             06/30/00           1972      504       $ 20,605      $  41
         East Meadow                 Northern VA           08/01/00           1971      150       $ 13,053      $  87
         Southbay Manor              Long Island           09/11/00           1959       61       $  3,054      $  49
         Hampton Court               Detroit               09/29/00           1972      182       $  5,889      $  33
         Bayberry                    Detroit               09/29/00           1967      120       $  5,840      $  47
         Blackhawk                   Chicago               10/20/00           1971      371       $ 17,542      $  47
         5 Property Portfolio        Long Island           11/01/00        1955-75      429       $ 26,968      $  62
         Orleans Village             Northern VA           11/16/00           1967      851       $ 67,404      $  79
         Cypress Place               Chicago               12/27/00           1969      192       $ 10,075      $  53
         Woodholme Manor             Baltimore             03/30/01           1969      176       $  5,805      $  33
         Virginia Village            Northern VA           05/31/01           1967      344       $ 27,044      $  79
         Mill Towne Village          Baltimore             05/31/01           1973      384       $ 17,558      $  46
         Southern Meadows            Long Island           06/29/01           1971      452       $ 40,866      $  90
         Devonshire Hills            Long Island           07/16/01           1968      297       $ 47,049      $ 158
         Fenland Field               Baltimore             08/01/01           1970      234       $ 14,540      $  62
         Courtyard Village           Chicago               08/29/01           1971      224       $ 12,887      $  58
         Manor                       Baltimore             08/31/01           1969      435       $ 36,384      $  84
         2 Property Portfolio        Northern VA           10/24/01        1971-72      274       $ 11,076      $  40
         11 Property Portfolio       Long Island        3/1-5/31/02        1949-79    1,688       $152,794      $  87
         Gardencrest                 Boston                 6/28/02           1948      696       $ 85,885      $ 123
         Brittany Place              Northern VA            8/22/02           1968      591       $ 44,336      $  70
         Cider Mill                  Northern VA            9/27/02           1978      864       $ 81,490      $  85
         5 Property Portfolio        Hudson Valley         10/11/02           1969      224       $ 13,990      $  57
         W. Springfield Terrace      Northern VA           11/18/02           1978      244       $ 34,198      $ 140
         The Sycamores               Northern VA           12/16/02           1978      185       $ 20,350      $ 110

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15	DISCONTINUED OPERATIONS

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of an apartment community is now considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date. Properties classified in this manner through December 31, 2002, as discussed below, were reclassified as such in the accompanying Consolidated Statements of Operations for each of the three years ended December 31, 2002.

Included in discontinued operations for the year ended December 31, 2002 are the operating results, net of minority interest, of twelve apartment community dispositions and one apartment community (sold in January 2003) that is considered held for sale as of December 31, 2002. For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

Assets and liabilities for the one apartment community held for sale at December 31, 2002 of approximately $6,400 and $186, respectively, are included in the Consolidated Balance Sheet and relate primarily to real estate and general trade liabilities, respectively. This apartment community was previously classified in the Company’s Core Properties Segment.

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                         2002       2001      2000
                                                                         ----       ----      ----
        Revenues:
           Rental Income                                                  $7,170   $14,991    $14,718
           Property other income                                             176       369        353
                                                                          ------    ------     ------
        Total Revenues                                                     7,346    15,360     15,071
                                                                          ------    ------     ------

          Operating and Maintenance                                        2,690     6,604      6,515
           Interest expense                                                  234       747        642
           Depreciation and amortization                                   1,359     2,973      2,732
                                                                          ------    ------     ------
        Total Expenses                                                     4,283    10,324      9,889
                                                                          ------    ------     ------

        Income from discontinued operations before minority interest       3,063     5,036      5,182

        Minority interest                                                  1,174     2,108      2,210
                                                                          ------    ------     ------

        Income from discontinued operations                               $1,889    $2,928     $2,972
                                                                          ======    ======     ======

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16	PROFORMA CONDENSED FINANCIAL INFORMATION

The Company acquired 21 apartment communities (“2002 Acquired Communities”) with 4,492 units in seven unrelated transactions during the twelve-month period ended December 31, 2002. The total purchase price (including closing costs) of $433 million equates to approximately $96 per apartment unit. Consideration for the communities included $89.2 million of cash on hand, $153.6 million of assumed debt, $156.9 million from the Company’s line of credit, $21.8 million of cash raised through common and preferred equity offerings and $11.5 million in UPREIT Units in the Company.

In addition, during 2002, the Company sold twelve apartment communities (“2002 Disposed Properties”) having 1,724 units in eight unrelated transactions as part of its strategic disposition program. The total sales price of $87.1 million equates to $51 per apartment unit. A gain on sale of approximately $7.6 million, prior to the allocation of minority interest, has been recorded in relation to these sales and is reflected in discontinued operations.

The following unaudited proforma information was prepared as if the (i) the 2002 transactions related to the acquisition of the “2002 Acquired Communities” occurred on January 1, 2001, (ii) the 2001 transactions related to the acquisitions of ten apartment communities in nine separate transactions occurred on January 1, 2000, (iii) the disposition of the “2002 Disposed Properties” occurred on January 1, 2001, (iv) the 2001 transactions related to the disposition of fourteen apartment communities in six separate transactions occurred on January 1, 2000, (v) the 2002 Series F Preferred Share offering and the two common equity offerings occurred on January 1, 2001 and (vi) the $115 million Series B, C, D and E Preferred stock offerings occurred on January 1, 2000. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2000 or 2001, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the twelve months ended December 31, 2002, 2001, and 2000 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2000 or 2001 to the acquisition date as appropriate.

                                                                                   For the years ended
                                                                                       December 31,
                                                                                        (unaudited)
                                                                            2002           2001            2000
                                                                            ----           ----            ----

         Total revenues                                                    $420,825        $407,235       $351,868

         Income before extraordinary item                                    44,846          40,992         62,290

         Net income available to common shareholders                         21,773          28,643         44,301

         Per common share data:
            Income before extraordinary item:
            Basic                                                            $0.91           $1.26          $2.15
            Diluted                                                          $0.90           $1.25          $2.13

         Net income available to common shareholders:
            Basic                                                            $0.83           $1.26          $2.15
            Diluted                                                          $0.82           $1.25          $2.13

         Weighted average numbers of shares outstanding:
           Basic                                                         26,166,499      22,805,629     20,639,241
                                                                         ==========      ==========     ==========
           Diluted                                                       26,447,280      22,932,123     20,755,721
                                                                         ==========      ==========     ==========

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non cash financing and investing activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                           2002         2001        2000
                                                                           ----         ----        ----
         Cash paid for interest                                           $76,326      $65,268     $54,829

         Mortgage loans assumed associated with property acquisitions     153,581       67,807     162,967
         Issuance of UPREIT Units associated with property and other
             acquisitions                                                  11,522       19,133      58,616
         Increase in real estate associated with the purchase of
             UPREIT Units                                                   2,200        1,666           -
         Exchange of UPREIT Units for common shares                         4,411        1,910       7,388
         Fair value of hedge instruments                                    1,618          920           -
         Notes issued in exchange for officer and director stock
             purchases                                                          -        1,965           -
         Transfer of notes receivable due from affiliates in exchange
             for additional equity in the Management Companies                  -       23,699           -
18	GAIN (LOSS) ON DISPOSITION OF PROPERTY AND BUSINESS

During 2002, the Company disposed of twelve apartment communities with 1,724 units in eight unrelated transactions. The total sales price of $87 million equates to $50,500 per unit. The total gain on sale of these transactions amounted to approximately $7.6 million.

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

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19	QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2002 and 2001 are as follows:

                                                                                2002
                                                                                ----
                                                             First       Second      Third       Fourth
                                                             -----       ------      -----       ------
   Revenues                                                  $90,751     $96,912    $102,184    $105,715
   Adjustment for discontinued operations                      1,646       1,721         170           -
                                                              ------      ------     -------     -------
   Revenues as reported on Form 10-Q                          92,397      98,633     102,354     105,715

   Income before extraordinary item                            9,525      19,078      16,856       1,539
   Net Income (loss)                                           9,525      19,078      16,856        (520)

   Per share data:

   Basic earnings per share data:
   Income before extraordinary item                           $0.25       $0.39       $0.49      $(0.08)
   Net income                                                 $0.25       $0.39       $0.49      $(0.16)

   Diluted earnings per share data:
   Income before extraordinary item                           $0.24       $0.39       $0.49      $(0.08)
   Net income                                                 $0.24       $0.39       $0.49       $0.16

                                                                                2001
                                                                                ----
                                                             First       Second      Third       Fourth
                                                             -----       ------      -----       ------
   Revenues                                                  $84,608     $86,202     $90,560     $90,670
   Adjustment for discontinued operations                      2,304       2,083         489           -
                                                              ------      ------     -------     -------
   Revenues as reported on Form 10-Q                          86,912      88,285      91,049      90,670

   Income before extraordinary item                            8,832      20,618      19,295      15,829
   Net Income                                                  8,832      20,618      19,295      15,761

   Per share data:

   Basic earnings per share data:
   Income before extraordinary item                           $0.20       $0.74       $0.67       $0.51
   Net income                                                 $0.20       $0.74       $0.67       $0.51

   Diluted earnings per share data:
   Income before extraordinary item                           $0.20       $0.71       $0.66       $0.50
   Net income                                                 $0.20       $0.71       $0.66       $0.50
Full year per share data does not equal the sum of the quarterly data due to the impact of the convertible securities on the quarterly results and not the year to date amounts. The quarterly reports for the years ended December 31, 2002 and 2001 have been reclassified to reflect discontinued operations in accordance with SFAS No. 144.

HOME PROPERTIES OF NEW YORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

20	SUBSEQUENT EVENTS

On January 9, 2003, holders of 100,000 shares of Series C Preferred Shares elected to convert those shares for 330,579 shares of common stock. The conversion will have no effect on the results of operations of the Company.

During January 2003, the Company sold two apartment communities with 552 units in two unrelated transactions. The total sales price of $20.6 million equates to $37.4 per unit.

On February 12, 2003, the Company acquired its second property in its Boston region in Stoughton, MA. The total purchase price of $34 million, including closing costs, equates to approximately $120 per unit and was funded through the use of the Company’s line of credit.

                                                         HOME PROPERTIES OF NEW YORK, INC.                                        SCHEDULE III
                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2002
                                                                 (IN THOUSANDS)

                                       Initial Cost              Costs                Total Cost                             Total Cost,
                                        Buildings,            Capitalized             Buildings,                               Net of
                     Encum-            Improvements  Adjust- Subsequent to           Improvements                Accumulated  Accumulated  Year of
     Community       brances    Land & Equipment      ments(a)  Acquisition    Land  & Equipment       Total(b)  Depreciation Depreciation Acquisition
     ---------       -------    ---- ---------------  --------  -----------    ----  ---------------   --------  ------------ ------------ -----------

1600 East                       $1,000        $8,527                 $4,769   $1,000       $13,296    $14,296      $2,283      $12,013   1997
1600 Elmwood                       299         5,698    3,339         3,818      299        12,855     13,154       6,115        7,039   1983
Apple Hill             25,897    3,486        20,347                  6,059    3,486        26,406     29,892       3,802       26,090   1998
Arbor Crossing                   1,072         4,329                  1,030    1,072         5,359      6,431         568        5,863   1999
Bayberry Place          3,900    1,440         4,400                  1,019    1,440         5,419      6,859         336        6,523   2000
Bayview/Colonial        5,809    1,600         8,471                  2,107    1,600        10,577     12,177         647       11,531   2000
Beechwood                          560         3,442                  1,510      560         4,952      5,512         724        4,788   1998
Blackhawk              14,160    2,968        14,568                  3,245    2,968        17,813     20,781       1,103       19,678   2000
Bonnie Ridge           17,793    4,830        42,769                 13,702    4,830        56,471     61,301       5,628       55,673   1999
Braddock Lee            9,549    3,810         8,842                  3,912    3,810        12,754     16,564       2,122       14,442   1998
Brittany Place         20,613    4,728        39,608                    424    4,728        40,032     44,760         431       44,329   2002
Brook Hill                         330         7,920                  3,911      330        11,831     12,161       3,028        9,133   1994
Cambridge Village       3,427    2,460         3,188                    330    2,460         3,518      5,978          76        5,902   2002
Candlewd, IN            7,336    1,550        11,956                  1,803    1,550        13,759     15,309       1,953       13,357   1998
Candlewood              2,823      387         2,592                    866      387         3,458      3,845         777        3,068   1996
Canterbury -MD         15,000    4,944        21,384                  1,425    4,944        22,809     27,753       2,187       25,567   1999
Canterbury Square       6,242    2,352        10,791                  3,355    2,352        14,146     16,498       2,400       14,098   1997
Carriage Hill - MI      3,585      840         5,974                  1,281      840         7,256      8,096       1,060        7,036   1998
Carriage Hill - NY      5,974      570         3,827                  2,279      570         6,106      6,676       1,298        5,378   1996
Carriage House            585      250           860                    353      250         1,213      1,463         194        1,269   1998
Carriage Park           5,169    1,280         8,184                  2,593    1,280        10,777     12,057       1,659       10,399   1998
Castle Club             6,955      948         8,909                  1,438      948        10,346     11,294         788       10,507   2000
Cedar Glen                         715         2,018                  1,410      715         3,427      4,142         513        3,629   1998
Charter Square         10,543    3,952        18,247                  6,074    3,952        24,322     28,274       3,899       24,374   1997
Cherry Hill Club        2,818      492         4,096                  2,251      492         6,347      6,839         989        5,851   1998
Cherry Hill Village     5,350    1,120         6,835                  1,867    1,120         8,702      9,822       1,196        8,625   1998
Chesterfield            6,709    1,482         8,206                  3,327    1,482        11,533     13,015       1,871       11,144   1997
Cider Mill             48,488   15,552        65,938                    248   15,552        66,186     81,738         574       81,163   2002
Cornwall Pk.            5,775      439         2,947                  3,481      439         6,428      6,867       1,291        5,576   1996
Country Village         6,379    2,236        11,149                  4,181    2,236        15,330     17,566       2,182       15,384   1998
Courtyards Village      5,220    3,360         9,824                    789    3,360        10,613     13,973         409       13,564   2001
Coventry Vlge.                     784         2,328                  1,901      784         4,228      5,012         621        4,391   1998
Curren Ter.             8,931    1,908        10,957                  4,727    1,908        15,684     17,592       2,536       15,056   1997
Cypress Place           6,417    2,304         7,861                  1,905    2,304         9,766     12,070         582       11,488   2000
Deerfield Woods         3,278      864         4,877                  1,412      864         6,289      7,153         456        6,697   2000
Devonshire Hills       24,616   14,850        32,934                  1,944   14,850        34,877     49,727       1,449       48,279   2001
East Hill                          231         1,560                    731      231         2,292      2,523         324        2,198   1998
East Meadow             7,140    2,250        10,803                    367    2,250        11,170     13,420         685       12,735   2000
East Winds                         960         5,079                  1,500      960         6,579      7,539         404        7,136   2000
Elmwood Terrace        22,375    6,048        14,680                  1,779    6,048        16,459     22,507       1,151       21,356   2000
Emerson Sq.             2,282      384         2,019                    996      384         3,016      3,400         653        2,746   1997
Executive               2,806      600         3,420                  2,351      600         5,771      6,371         978        5,394   1997
Fairview                7,680      580         5,305    2,828         2,616      580        10,749     11,329       4,961        6,368   1985
Falcon Crest           13,101    2,772        11,116                  3,730    2,772        14,846     17,618       1,693       15,925   1999
Fenland Field          12,675    3,510        11,050                    917    3,510        11,967     15,477         476       15,001   2001
Fordham Green           2,889      802         5,280                  1,910      802         7,190      7,992       1,097        6,895   1997
Gardencrest             5,628   24,360        61,525                    950   24,360        62,475     86,835         943       85,892   2002
Apartments
Gateway Village         7,251    1,320         6,621                    339    1,320         6,960      8,280         665        7,616   1999
Glen Brook                       1,414         4,816                  1,086    1,414         5,902      7,316         602        6,714   1999
Glen Manor              6,176    1,044         4,564                  1,503    1,044         6,066      7,110         854        6,257   1997
Golf Club              16,458    3,990        21,236                  8,673    3,990        29,909     33,899       2,284       31,615   2000
Golfview Manor            310      110           542                    227      110           768        878         141          737   1997
Green Acres             5,888    1,696         8,418                    604    1,696         9,022     10,718         202       10,516   2002
Greentrees              4,636    1,152         8,608                  2,539    1,152        11,148     12,300       1,725       10,575   1997
Hampton Court           3,455    1,252         4,615                  2,265    1,252         6,880      8,132         416        7,717   2000
Harborside              7,518      250         6,113                  3,422      250         9,535      9,785       2,648        7,138   1995
Hawthorne              11,334    8,940        23,447                  2,642    8,940        26,090     35,030         516       34,513   2002
Consolidation
Heritage Square         3,235    2,000         4,805                    140    2,000         4,946      6,946          96        6,850   2002
Hill Brook Place       11,900    2,192         9,118                  2,446    2,192        11,563     13,755       1,036       12,719   1999
Holiday/Muncy           3,855    3,575         6,109                    132    3,575         6,242      9,817          98        9,719   2002
Consolidation
Home Properties of     12,915    3,160        17,907                  7,835    3,160        25,741     28,901       2,021       26,880   2000
Bryn Mawr
Home Properties of     28,892    6,280        35,545                 11,168    6,280        46,714     52,994       3,657       49,337   2000
Devon
Home Properties of     17,400    2,592        12,713                 10,000    2,592        22,713     25,305       2,148       23,157   1999
Newark
Idylwood                8,893      700        16,927                  7,235      700        24,162     24,862       6,160       18,702   1995
Kingsley                6,322    1,640        11,671                  3,124    1,640        14,795     16,435       2,425       14,009   1997
Lake Grove             27,368    7,360        11,952                  9,299    7,360        21,251     28,611       3,757       24,854   1997
Lakeshore               5,163      573         3,849                  2,856      573         6,705      7,278       1,285        5,993   1996
Lakeview                3,954      636         4,552                  1,818      636         6,371      7,007         963        6,044   1998
Macomb Manor            3,866    1,296         7,357                  1,026    1,296         8,383      9,679         652        9,027   2000
Maple Lane             11,797    2,547        14,975                  2,835    2,547        17,811     20,358       1,739       18,618   1999
Maple Tree                         840         4,445                    817      840         5,262      6,102         329        5,773   2000
Mid-Island              6,675    4,160         6,567                  2,803    4,160         9,370     13,530       1,804       11,726   1997
Mill Company            1,911      384         1,671                    712      384         2,382      2,766         371        2,396   1982
Mill Towne Village      8,530    3,840        13,747                  3,264    3,840        17,011     20,851         766       20,085   2001
Morningside            18,369    6,147        28,699                 14,193    6,147        42,892     49,039       6,386       42,653   1998
New Orleans             7,311    1,848         8,886                  5,336    1,848        14,222     16,070       2,234       13,836   1997
Newcastle               6,000      197         4,007    3,684         3,539      197        11,230     11,427       5,064        6,363   1982
Northgate                          289         6,987                  3,815      289        10,802     11,090       3,027        8,064   1994
Oak Manor               4,878      616         4,111                  1,614      616         5,725      6,341         881        5,460   1998
Oak Park Manor          4,930    1,192         9,188                  2,998    1,192        12,186     13,378       1,959       11,419   1997
Orleans Village        43,745    8,510        58,912                  8,104    8,510        67,016     75,526       4,060       71,466   2000
Owings Run             31,873    5,537        32,622                    728    5,537        33,350     38,887       3,076       35,811   1999
Paradise                8,960      972         7,134                  3,510      972        10,643     11,615       2,264        9,351   1997
Park Shirlington       12,023    4,410        10,180                  4,705    4,410        14,885     19,295       2,467       16,828   1998
Parkview Garden         8,000    1,208         7,201                  2,880    1,208        10,081     11,288       1,739        9,549   1997
Patricia                5,476      600         4,196                  1,801      600         5,997      6,597         821        5,776   1998
Pavilion               30,459    5,184        25,314                 16,431    5,184        41,745     46,929       3,598       43,330   1999
Pearl Street            1,130       49         1,189                    561       49         1,750      1,799         424        1,375   1995
Perinton                9,500      224         6,120    3,629         2,562      224        12,311     12,535       5,516        7,019   1982
Pines of Perinton       7,989    1,524         7,164                  1,543    1,524         8,707     10,231       1,268        8,963   1998
Pleasant View          43,534    5,710        47,816                 12,036    5,710        59,852     65,562       8,893       56,669   1998
Pleasure Bay            5,985    1,620         6,234                  3,222    1,620         9,456     11,076       1,223        9,853   1998
Racquet Club           22,490    1,868        23,107                  3,674    1,868        26,781     28,649       3,535       25,113   1998
Racquet Club South      2,959      309         3,891                  1,317      309         5,208      5,517         662        4,855   1999
Raintree                7,015        -         6,654    3,217         8,387        -        18,258     18,258       6,823       11,436   1985
Redbank Vlge.          11,615    2,000        14,030                  4,521    2,000        18,551     20,551       2,635       17,916   1998
Rider Terrace                      240         1,270                    219      240         1,489      1,729          88        1,641   2000
Ridley Brook           10,318    1,952         7,719                  1,967    1,952         9,686     11,638         950       10,688   1999
Riverton                5,980      240         6,640    2,523         4,859      240        14,022     14,262       6,323        7,938   1983
Royal Garden           32,460    5,500        14,067                  9,137    5,500        23,204     28,704       4,293       24,411   1997
Scotsdale               9,917    1,692        11,920                  2,151    1,692        14,070     15,762       2,175       13,588   1997
Selford Townhomes       3,960    1,224         4,200                  1,312    1,224         5,512      6,736         540        6,196   1999
Seminary Hill           9,900    2,960        10,194                  3,238    2,960        13,431     16,391       1,255       15,136   1999
Seminary Towers        21,238    5,480        19,348                  7,976    5,480        27,324     32,804       2,602       30,202   1999
Shakespeare Park        2,502      492         3,433                    186      492         3,619      4,111         344        3,768   1999
Sherry Lake            20,700    2,397        15,618                  3,308    2,397        18,926     21,322       2,484       18,839   1998
Sherwood                8,454    3,255        10,735                     94    3,255        10,829     14,084          48       14,036   2002
Consolidation
South Bay                        1,098         1,958                  3,221    1,098         5,179      6,277         318        5,959   2000
Southern Meadows       20,171    9,040        31,874                  1,218    9,040        33,093     42,133       1,348       40,785   2001
Southpointe Sq.         2,615      896         4,610                  1,940      896         6,550      7,446       1,094        6,352   1997
Spanish Gard.           5,600      398         9,263                  3,237      398        12,500     12,897       3,265        9,632   1994
Springwells Park       10,824    1,515        16,840                  3,381    1,515        20,221     21,736       2,045       19,690   1999
Stephenson House        1,447      640         2,407                    938      640         3,346      3,986         581        3,405   1997
Stratford Greens       16,573   12,565        33,779                    797   12,565        34,576     47,141         737       46,404   2002
Sunset Gard.            6,074      696         4,663                  2,642      696         7,305      8,001       1,441        6,559   1996
Tamarron                5,200    1,320         8,474                    473    1,320         8,947     10,267         837        9,430   1999
Terry Apartments        1,890      650         3,439                    320      650         3,759      4,409         222        4,187   2000
The Colony                       7,830        34,121                  6,156    7,830        40,277     48,107       3,612       44,495   1999
Apartments
The Lakes                        2,821        23,086                  2,482    2,821        25,568     28,389       2,238       26,151   1999
The Landings           13,334    2,459        16,753                  4,902    2,459        21,655     24,114       3,637       20,478   1996
The Manor Apts. (MD)   19,896    8,700        27,703                  1,534    8,700        29,237     37,937       1,174       36,763   2001
The Manor Apts. (VA)    5,600    1,386         5,738                  2,275    1,386         8,013      9,399       1,081        8,317   1999
The Meadows             3,466      208         2,776    1,216         1,443      208         5,435      5,643       2,377        3,266   1984
The New Colonies       22,037    1,680        21,350                  8,345    1,680        29,695     31,375       4,351       27,024   1998
The Sycamores                    4,625        15,725                      3    4,625        15,727     20,352          34       20,318   2002
Timbercroft             7,275    1,704         6,826                    834    1,704         7,659      9,363         732        8,631   1999
Trexler Park           10,140    2,490        13,802                  3,177    2,490        16,979     19,469       1,292       18,176   2000
Valley View             4,143    1,056         4,960                  3,240    1,056         8,200      9,256       1,312        7,944   1997
Village Green           7,470    1,103        13,223                  4,323    1,103        17,546     18,649       4,535       14,1141994-1996
Village Square-MD      22,095    2,590        13,306                  2,257    2,590        15,563     18,153       1,486       16,666   1999
Village Square-PA       3,535      768         3,582                  2,555      768         6,137      6,905       1,032        5,874   1997
Virginia Village        9,416    5,160        21,918                  2,829    5,160        24,748     29,908       1,241       28,667   2001
Wayne Vlge.            10,938    1,925        12,895                  3,702    1,925        16,597     18,522       2,506       16,016   1998
Wellington Lakes        7,817    1,600         4,868                  1,194    1,600         6,061      7,661         211        7,451   2001
Wellington Woods                 1,140         3,468                    821    1,140         4,289      5,429         145        5,284   2001
West Springfield                 2,440        31,758                     11    2,440        31,770     34,210         136       34,074   2002
Terrace
Westminster             6,771      861         5,763                  2,049      861         7,811      8,672       1,717        6,956   1996
Weston                             847         3,171                  3,576      847         6,747      7,594       1,328        6,266   1996
Westwood Village       17,867    7,260        22,757                  2,054    7,260        24,811     32,071         522       31,549   2002
William Henry          24,000    4,666        22,220                  6,923    4,666        29,144     33,810       2,108       31,702   2000
Windsor Rlty.           2,146      402         3,300                  1,083      402         4,383      4,785         638        4,148   1998
Woodgate                3,283      480         3,797                  1,590      480         5,387      5,867         991        4,876   1997
Woodholme Manor         3,889    1,232         4,599                  1,222    1,232         5,821      7,053         311        6,742   2001
Woodland Garden         5,938    2,022        10,480                  3,348    2,022        13,828     15,850       2,270       13,580   1997
Woodmont Village        3,993    2,880         5,699                    353    2,880         6,053      8,933         129        8,804   2002
Yorkshire Village       1,617    1,200         2,016                    157    1,200         2,173      3,373          46        3,326   2002
Other Assets            2,460                                        12,626                 12,626     12,626       2,074       10,552 Various
                   ---------- --------    ----------  -------      -------- --------    ---------- ----------    --------   ----------
                   $1,300,807 $376,998    $1,747,286  $20,436      $452,558 $376,998    $2,220,280 $2,597,278    $257,284   $2,339,994
                   ========== ========    ==========  =======      ======== ========    ========== ==========    ========   ==========
(a)	Represents the excess of fair value over the historical cost of partnership interests as a result of the application of purchase accounting for the acquisition of non-controlled interests.

(b)	The aggregate cost for Federal Income Tax purposes was approximately $2,196,000.

(c)	The $2,460,000 in the Other Asset Encumbrances consists of a letter of credit of $1,578,000 for Springwood Gardens and a note payable of $881,661.

SCHEDULE III

HOME PROPERTIES OF NEW YORK, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATIONS
DECEMBER 31, 2002
(IN THOUSANDS)

Depreciation and amortization of the Company's investments in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements          5-40 years
Tenant improvements                 Life of related lease
The changes in total real estate assets for the three years ended December 31, 2002, are as follows:

                                                    2002                 2001                 2000
                                                    ----                 ----                 ----

Balance, beginning of year                        $2,135,078           $1,895,269           $1,480,753
New property acquisition                             433,043              213,325              328,021
Additions                                            115,692              130,468               92,603
Increase in real estate associated with
   the purchase of UPREIT Units                        2,200                1,666                    -
Disposals, retirements and impairments               (88,735)            (105,650)            (6,108)
                                                  ----------           ----------           ----------
Balance, end of year                              $2,597,278           $2,135,078           $1,895,269
                                                  ==========           ==========           ==========
The changes in accumulated depreciation for the three years ended December 31, 2002, are as follows:

                                                    2002                 2001                 2000
                                                    ----                 ----                 ----

Balance, beginning of year                          $201,564             $153,324             $101,904
Depreciation for the year                             67,610               64,684               52,221
Disposals and retirements                            (11,890)             (16,444)              (801)
                                                    --------             --------             --------
Balance, end of year                                $257,284             $201,564             $153,324
                                                    ========             ========             ========