Form 10-Q
period 2003-03-31
HOME PROPERTIES OF NEW YORK INC
filed 2003-05-15
CIK 923118

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

                                             For the quarterly period ended March 31, 2003

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
                                                               YES X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class of Common Stock                                   Outstanding at April 30, 2003
                       $.01 par value                                               27,850,321

HOME PROPERTIES OF NEW YORK, INC.

TABLE OF CONTENTS

                                                                                                                 PAGE

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                     March 31, 2003 (Unaudited) and December 31, 2002                                               3

                 Consolidated Statements of Operations (Unaudited) -
                     Three months ended March 31, 2003 and 2002                                                     4

                 Consolidated Statements of Comprehensive Income (Unaudited)
                     Three months ended March 31, 2003 and 2002                                                     5

                 Consolidated Statements of Cash Flows (Unaudited) -
                     Three months ended March 31, 2003 and 2002                                                     6

                 Notes to Consolidated Financial Statements (Unaudited)                                          7-16

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          17-27

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        28

        Item 4.  Controls and Procedures                                                                           29

       PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                                                  30

                 Signatures                                                                                     31-36

                                                    PART I - FINANCIAL INFORMATION
                                                     ITEM 1. FINANCIAL STATEMENTS
                                                   HOME PROPERTIES OF NEW YORK, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                 MARCH 31, 2003 AND DECEMBER 31, 2002
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2003               2002
                                                                                       ----               ----
                                                                                    (Unaudited)         (Note 1)
ASSETS
Real estate:
  Land                                                                                $384,595           $376,998
  Buildings, improvements and equipment                                              2,250,010          2,220,280
                                                                                    ----------         ----------
                                                                                     2,634,605          2,597,278
  Less:  accumulated depreciation                                                     (273,354)          (257,284)
                                                                                    ----------         ----------
         Real estate, net                                                            2,361,251          2,339,994

Cash and cash equivalents                                                                8,798              8,782
Cash in escrows                                                                         40,714             45,735
Accounts receivable                                                                      7,095              7,576
Prepaid expenses                                                                        17,843             19,046
Investment in and advances to affiliates                                                12,368             19,475
Deferred charges                                                                         8,887              9,093
Other assets                                                                             5,598              6,565
                                                                                    ----------         ----------
         Total assets                                                               $2,462,554         $2,456,266
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $1,286,987         $1,300,807
Line of credit                                                                          65,000             35,000
Accounts payable                                                                        15,551             19,880
Accrued interest payable                                                                 6,898              6,612
Accrued expenses and other liabilities                                                  14,436             12,412
Security deposits                                                                       22,142             22,252
                                                                                    ----------         ----------
         Total liabilities                                                           1,411,014          1,396,963
                                                                                    ----------         ----------

Commitments and contingencies
Minority interest                                                                      329,691            333,061
                                                                                    ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 2,400,000 shares issued and outstanding at
     March 31, 2003 and December 31, 2002                                               60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 986,800 and 1,086,800 shares issued and outstanding at
March 31, 2003 and December 31, 2002, respectively                                      97,680            107,680
   Common stock, $.01 par value; 80,000,000 shares authorized; 27,814,433 and
     27,027,003 shares issued and outstanding at March 31, 2003 and December
     31, 2002, respectively                                                                278                270
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                   -                  -
   Additional paid-in capital                                                          667,686            649,489
   Accumulated other comprehensive income                                                 (916)              (972)
   Distributions in excess of accumulated earnings                                    (102,205)           (89,452)
   Officer and director notes for stock purchases                                         (674)              (773)
                                                                                    ----------         ----------
         Total stockholders' equity                                                    721,849            726,242
                                                                                    ----------         ----------
         Total liabilities and stockholders' equity                                 $2,462,554         $2,456,266
                                                                                    ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                   HOME PROPERTIES OF NEW YORK, INC.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                      (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2003              2002
                                                                                       ----              ----
Revenues:
   Rental income                                                                       $101,921          $86,084
   Property other income                                                                  3,645            3,133
   Interest and dividend income                                                             190              373
   Other income                                                                           1,199              549
                                                                                     ----------       ----------
         Total Revenues                                                                 106,955           90,139
                                                                                     ----------       ----------

Expenses:
   Operating and maintenance                                                             49,772           41,067
   General and administrative                                                             5,119            3,099
   Interest                                                                              21,300           17,804
   Depreciation and amortization                                                         19,053           14,434
   Impairment of real property                                                              423                -
   Impairment of assets held as General Partner                                             427                -
                                                                                     ----------       ----------
         Total Expenses                                                                  96,094           76,404
                                                                                     ----------       ----------
Income from operations                                                                   10,861           13,735
Equity in earnings (losses) of unconsolidated affiliates                                   (740)            (876)
                                                                                     ----------       ----------
Income before minority interest and discontinued operations                              10,121           12,859
Minority interest                                                                         2,434            3,710
                                                                                     ----------       ----------
Income from continuing operations                                                         7,687            9,149
Discontinued operations
   Income from operations, net of $60 in 2003 and $416 in 2002 allocated to
     minority interest                                                                      103              645
   Loss from early extinguishment of debt, net of $497 allocated to minority
     interest                                                                              (852)               -
   Gain (loss) on disposition of property, net of $263 in 2003 and ($26) in
     2002 allocated to minority interest                                                    451              (40)
                                                                                     ----------       ----------
Discontinued operations                                                                    (298)             605
                                                                                     ----------       ----------
Income before loss on disposition of property                                             7,389            9,754
Loss on disposition of property, net of $147 allocated to minority interest                   -             (229)
                                                                                     ----------       ----------
Net income                                                                                7,389            9,525
Preferred dividends                                                                      (3,518)          (3,382)
                                                                                     ----------       ----------
Net income available to common shareholders                                              $3,871           $6,143
                                                                                     ==========       ==========

Basic earnings per share data:
   Income from continuing operations                                                       $.15             $.22
   Discontinued operations                                                                 (.01)             .03
                                                                                     ----------       ----------
Net income available to common shareholders                                                $.14             $.25
                                                                                     ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                                       $.15             $.22
   Discontinued operations                                                                 (.01)             .02
                                                                                     ----------       ----------
Net income available to common shareholders                                                $.14             $.24
                                                                                     ==========       ==========

Weighted average number of shares outstanding:
  Basic                                                                              27,534,484       24,842,334
                                                                                     ==========       ==========
  Diluted                                                                            27,731,627       25,113,734
                                                                                     ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                   HOME PROPERTIES OF NEW YORK, INC.

                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                       (UNAUDITED, IN THOUSANDS)

                                                                                               2003          2002
                                                                                               ----          ----
Net income                                                                                    $7,389        $9,525
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                                                    56           193
                                                                                              ------        ------

Comprehensive income                                                                          $7,445        $9,718
                                                                                              ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                                                   HOME PROPERTIES OF NEW YORK, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                       (UNAUDITED, IN THOUSANDS)

                                                                                       2003           2002
                                                                                       ----           ----
Cash flows from operating activities:
  Net income                                                                         $7,389         $9,525
                                                                                    -------        -------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                           740            876
     Income allocated to minority interest                                            2,260          3,953
     Depreciation and amortization                                                   19,423         15,418
     Impairment of assets held as General Partner                                       427              -
     Impairment of real property                                                        423              -
     (Gain) loss on disposition of property                                            (714)           442
     Loss from early extinguishment of debt                                           1,349              -
     Changes in assets and liabilities:
        Other assets                                                                  4,416         (2,086)
        Accounts payable and accrued liabilities                                     (2,204)         1,188
                                                                                    -------        -------
         Total adjustments                                                           26,120         19,791
                                                                                    -------        -------
         Net cash provided by operating activities                                   33,509         29,316
                                                                                    -------        -------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                           (32,173)       (54,742)
   Additions to properties                                                          (19,724)       (22,895)
   Advances to affiliates                                                            (1,168)        (2,053)
   Payments on advances to affiliates                                                 1,869          8,553
   Proceeds from sale of properties and business, net                                20,340         12,746
                                                                                    -------        -------
         Net cash used in investing activities                                      (30,857)       (58,391)
                                                                                    -------        -------

Cash flows from financing activities:
   Proceeds from sale of preferred stock, net                                             -         58,098
   Proceeds from sale of common stock, net                                            7,478         31,102
   Proceeds from mortgage notes payable                                                   -         59,007
   Payments of mortgage notes payable                                               (13,820)        (6,188)
   Loss from early extinguishment of debt                                            (1,349)             -
   Proceeds from line of credit                                                      60,000         26,000
   Payments on line of credit                                                       (30,000)       (58,500)
   Payments of deferred loan costs                                                     (175)          (549)
   Additions to cash escrows, net                                                     5,021         (4,655)
   Repayment of officer loans                                                            99          1,941
   Dividends and distributions paid                                                 (29,890)       (27,169)
                                                                                    -------        -------
         Net cash provided by (used in) financing activities                         (2,635)        79,087
                                                                                    -------        -------

Net increase in cash and cash equivalents                                                16         50,012
Cash and cash equivalents:
   Beginning of year                                                                  8,782         10,719
                                                                                    -------        -------
   End of year                                                                       $8,798        $60,731
                                                                                     ======        =======
Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions                              -        $46,991
Conversion of preferred to common stock                                              10,000         24,367
Exchange of UPREIT Units/partnership interest for common shares                       3,278            525
Fair value of hedge instruments                                                       1,529            602
Issuance of UPREIT Units associated with property and other acquisitions              4,806              -
Compensation cost of stock options issued                                               202              -

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	Unaudited Interim Financial Statements

The interim consolidated financial statements of Home Properties of New York, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

2.	Organization and Basis of Presentation

Organization

The Company is engaged primarily in the ownership, management, acquisition, and rehabilitation of residential apartment communities in the Northeastern, Mid-Atlantic and Midwestern United States. As of March 31, 2003, the Company operated 294 apartment communities with 51,445 apartments. Of this total, the Company owned 151 communities, consisting of 41,508 apartments, managed as general partner, 7,972 apartments and fee managed 1,965 apartments for affiliates and third parties. The Company also fee manages 2.2 million square feet of office and retail properties.

New Accounting Standards

The accompanying consolidated financial statements include the accounts of the Company and its 63.1% (61.9% at March 31, 2002) partnership interest in the Operating Partnership. Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and Operating Partnership Units (“UPREIT Units”) outstanding. The remaining 36.9% (38.1% at March 31, 2002) is reflected as Minority Interest in these consolidated financial statements. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of the limited partner, Home Properties Trust. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership. For financing purposes, the Company has formed a limited liability company (the “LLC”) and a partnership (the “Financing Partnership”), which beneficially own certain apartment communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership. The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

Effective January 1, 2003, the accompanying consolidated financial statements include the accounts of Home Properties Management, Inc. and Home Properties Resident Services, Inc. (the “Management Companies”). The Operating Partnership acquired all of the shares held by Nelson and Norman Leenhouts (“the Leenhoutses”) in the first quarter of 2003. The value of the Leenhoutses shares was based upon an internal valuation and amounted to approximately $81. As a result, the Management Companies are now wholly owned subsidiaries of the Company. Prior to January 1, 2003 investments in these entities were accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
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

Reclassifications
Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

New Accounting Standards
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

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Adoption of New Accounting Policy

Effective January 1, 2003, the Company adopted the provisions of SFAS 148 “Accounting for Stock Based Compensation – An Amendment of SFAS 123.” Under the transition provisions of this Statement, the Company has elected the “Modified Prospective Method” for recognizing stock-based compensation costs for the three-month period ended March 31, 2003. Under this method the Company recognizes stock-based compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method in this Statement had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. For the three-months ended March 31, 2003, the Company recognized $280,000 in stock compensation costs related to its stock compensation plans. Of this total, $202 related to the expensing of stock compensation costs associated with the stock options granted by the Company. The remaining $72 pertains to the stock compensation costs recognized by the Company relative to its restricted stock grants.

For the three-months ended March 31, 2002, the Company used the intrinsic value method in accordance with the Accounting Principle Board Opinion No. 25 (“APB No. 25”) to account for stock-based employee compensation arrangements. Under this method, the Company did not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of grant. Restricted stock grants are recognized as compensation expense over the vesting period based upon the market value on the date of grant. Had the Company determined compensation cost based upon the fair value of the stock option grants under SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company’s net income and earnings per share for the three-month period ended March 31, 2002 would have been as follows:

                                                                      March 31,
                                                                        2002
                                                                        ----

  Net income, as reported                                               $9,525
  Total stock compensation cost recognized                                  52
  Total stock compensation cost had SFAS 123 been adopted                 (215)
                                                                        ------

  Proforma net income had SFAS 123 been adopted                         $9,362
                                                                        ======

  Per share data:
    Basic - as reported                                                  $0.25
                                                                        ======
    Basic - proforma                                                     $0.24
                                                                        ======

    Diluted - as reported                                                $0.24
                                                                        ======
    Diluted - proforma                                                   $0.24
                                                                        ======
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: dividend yields ranging from 8.40% to 9.40%; expected volatility of 19.17%; and expected lives of 7.5 years for the options with a lifetime of ten years, and five years for options with a lifetime of five years. The interest rate used in the option-pricing model is based on a risk free interest rate ranging from 4.29% to 6.87%.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.	Earnings Per Common Share

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

The reconciliation of the basic weighted average shares outstanding and diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                             Three Months
                                                                                             ------------
                                                                                         2003            2002
                                                                                         ----            ----

          Income from continuing operations                                               $7,687          $9,296
          Less: Loss on disposal of property                                                   -            (376)
          Less: Preferred dividends                                                       (3,518)         (3,382)
                                                                                      ----------      ----------
          Basic and Diluted - Income from continuing operations
          applicable to common shareholders                                               $4,169          $5,538
          Discontinued operations                                                           (298)            605
                                                                                      ----------      ----------
          Net income available to common shareholders                                     $3,871          $6,143
                                                                                      ==========      ==========

          Basic weighted average number of shares outstanding                         27,534,484      24,842,334
          Effect of dilutive stock options                                                97,143         271,400
                                                                                      ----------      ----------
          Diluted weighted average number of shares outstanding                       27,731,627      25,113,734
                                                                                      ==========      ==========

          Basic earnings per share
            Income from continuing operations                                              $.15            $.22
            Discontinued operations                                                        (.01)            .03
                                                                                      ----------      ----------
          Net Income available to common shareholders                                      $.14            $.25
                                                                                      ==========      ==========

          Basic earnings per share
            Income from continuing operations                                              $.15            $.22
            Discontinued operations                                                        (.01)            .02
                                                                                      ----------      ----------
          Net Income available to common shareholders                                      $.14            $.24
                                                                                      ==========      ==========
Unexercised stock options and warrants to purchase 648,090 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the three month period ended March 31, 2003. All unexercised stock options and warrants to purchase 2,499,233 shares of the Company’s common stock are dilutive and included in diluted weighted average number of shares outstanding as of March 31, 2002. In addition, for the three-month period ended March 31, 2002 (as applicable), the 2,150,000 of the Series B, C, D and E Convertible Cumulative Preferred Stock (4,605,943 common stock equivalents) have an antidilutive effect and are not included in the computation of diluted EPS. For the three-month period ended March 31, 2003 (as applicable), the 986,800 of the Series C, D and E Convertible Cumulative Preferred Stock (3,264,978 common stock equivalents) have an antidilutive effect and are not included in the computation of diluted EPS.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	Stockholders Equity

On January 9, 2003, 100,000 shares of Series C Preferred Shares were converted into 330,579 shares of common stock. The conversion had no effect on the reported results of operations of the Company.

6.	Other income

Other income for the three months ended March 31, 2003 and 2002 is summarized as follows:

                                             Three Months
                                             ------------
                                          2003            2002
                                          ----            ----
          Management fees               $1,171            $496
          Other                             28              53
                                        ------            ----
                                        $1,199            $549
                                        ======            ====
7.	Equity in earnings (losses) of unconsolidated affiliates

Certain property management, leasing and development activities are performed by the Management Companies. Both are Maryland corporations and, effective January 1, 2001, have elected to convert to taxable REIT subsidiaries under the Tax Relief Extension Act of 1999. Through December 31, 2002, the Operating Partnership owned non-voting common stock in the Management Companies which entitled the Operating Partnership to receive 95% and 99% of the economic interest in Home Properties Management, Inc. and Home Properties Resident Services, respectively. Effective January 1, 2003, the Operating Partnership acquired all of the remaining shares held by the Leenhoutses. As a result of this transaction, the Management Companies are now wholly owned subsidiaries of the Company and are reflected in the consolidated financial statements from January 1, 2003. Prior to January 1, 2003, the operations of the Management Companies were recorded using the equity method of accounting.

In addition, the Company accounts for its investment as managing general partner in unconsolidated affordable housing limited partnerships using the equity method of accounting. The Company’s share of earnings (losses) from these investments are included in this line item.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.	Equity in earnings (losses) of unconsolidated affiliates (continued)

The Company's share of earnings (losses) from the Management Companies and investment in limited partnerships for the three months ended March 31, 2003 and 2002 is summarized as follows:

                                                                        For the three-months
                                                                           ended March 31,
                                                                           ---------------
                                                                           2003           2002
                                                                           ----           ----
          Management fees                                                     -           $666
          Interest income                                                     -            190
          Miscellaneous                                                       -             17
          General and administrative                                          -           (817)
          Interest expense                                                    -           (213)
          Other expense                                                       -            (99)
                                                                          -----          -----
          Net loss                                                            -          ($256)
                                                                          -----          -----
          Company's share                                                     -          ($261)
          Company's share of earnings (losses) from investment
          in limited partnerships                                          (740)          (615)
                                                                          -----          -----
          Equity in earnings (losses) of unconsolidated affiliates        ($740)         ($876)
                                                                          =====          =====
The general and administrative expenses reflected above represent an allocation of direct and indirect costs incurred by the Company estimated by management to be associated with the operations of the management companies.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.	Segment Reporting

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

Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the Core Properties represent communities owned as of January 1, 2002. Non-core properties consist of apartment communities acquired during 2002 and 2003, such that full year comparable operating results are not available.

The accounting policies of the segments are the same as those described in Notes 1 and 2.

The Company assesses and measures segment operating results based on a performance measure referred to as Funds from Operations (“FFO”). FFO is generally defined as net income (loss), before gains (losses) from the sale of property, impairment charges on depreciable property or investments, extraordinary items, plus real estate depreciation including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares. The Company considers debt extinguishment costs, which are incurred as a result of repaying property specific debt, as a component of the gain or loss on sale of the property. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Other companies may calculate similarly titled performance measures in a different manner.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.	Segment Reporting (continued)

The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the three-month period ended March 31, 2003, and 2002.

                                                                                         2003            2002
                                                                                         ----            ----
         Revenues
         --------
         Apartments owned
           Core properties                                                              $90,690        $88,056
           Non-core properties                                                           14,876          1,161
         Reconciling items                                                                1,389            922
                                                                                     ----------     ----------
         Total Revenue                                                                 $106,955        $90,139
                                                                                     ==========     ==========

         Profit (loss)
         -------------
         Funds from operations:
         Apartments owned
           Core properties                                                              $47,066        $47,539
           Non-core properties                                                            8,728            611
         Reconciling items                                                                1,389            922
                                                                                     ----------     ----------
         Segment contribution to FFO                                                     57,183         49,072

         General & administrative expenses                                               (5,119)        (3,099)
         Interest expense                                                               (21,300)       (17,804)
         Depreciation of unconsolidated affiliates                                          549            372
         Non-real estate depreciation/amortization                                         (609)          (213)
         Redeemable preferred dividend (Series F)                                        (1,350)          (105)
         Equity in earnings (losses) of unconsolidated affiliates                          (740)          (876)
         Impairment of assets held as General Partner                                      (427)             -
         Income from discontinued operations before minority interest,
           depreciation and loss on disposition of property                                 163          1,836
                                                                                     ----------     ----------
         Funds from Operations                                                           28,350         29,183
         Depreciation - apartments owned                                                (18,444)       (14,996)
         Depreciation of unconsolidated affiliates                                         (549)          (372)
         Redeemable preferred dividend                                                    1,350            105
         Impairment of real property                                                       (423)             -
         Gain (loss) on disposition of properties                                             -           (376)
         Income from discontinued operations before minority interest  and loss
         on disposition of property                                                        (163)        (1,061)
         Minority interest                                                               (2,434)        (3,563)
                                                                                     ----------     ----------
         Income from continuing operations                                               $7,687         $8,920
                                                                                     ==========     ==========

         Assets - As of March 31, 2003 and December 31, 2002
         ---------------------------------------------------
         Apartments owned:
           - Core                                                                     1,870,972      1,872,424
           - Non-core                                                                   490,279        467,570
         Reconciling items                                                              101,303        116,272
                                                                                     ----------     ----------
         Total Assets                                                                $2,462,554     $2,456,266
                                                                                     ==========     ==========

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.	Pro Forma Condensed Financial Information

The Company acquired one apartment community (“2003 Acquired Community”) with 280 units in one transaction during the three-month period ended March 31, 2003. The total purchase price (including closing costs) of $34 million equates to approximately $121 per unit. Consideration for the community was funded through the use of the Company’s line of credit.

In addition, the Company disposed of two apartment communities (“2003 Disposed Properties”) with 552 units in two unrelated transactions during the three-month period ended March 31, 2003. The total selling price (including closing costs) of $19.3 million resulted in a $401 loss on sale of real estate, net of minority interest. This loss included $852, net of minority interest, related to a loss incurred on early extinguishment of debt directly associated with one of the sold properties.

The following proforma information was prepared as if (i) the 2003 transaction related to the acquisition of the “2003 Acquired Community” had occurred on January 1, 2002, (ii) the 2002 transactions related to the acquisition of 21 apartment communities in seven separate transactions had occurred on January 1, 2002, (iii) the disposition of the “2003 Disposed Properties” had occurred on January 1, 2002, (iv) the 2002 transactions related to the disposition of twelve apartment communities in eight separate transactions had occurred on January 1, 2002, and (v) the 2002 Series F Preferred Share offering and the two common equity offerings had occurred on January 1, 2002. The proforma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at the beginning of 2002, nor does it purport to represent the results of operations for future periods. Adjustments to the proforma condensed combined statement of operations for the three-months ended March 31, 2003 and 2002, consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2002 to the earlier of March 31, 2003 or 2002, as applicable, or the acquisition date.

                                                                                For the three-months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                 2003                 2002
                                                                                 ----                 ----

         Total revenues                                                         $107,451             $103,248

         Net income available to common shareholders                               4,299                7,648

         Per common share data:
         Net income available to common shareholders
             Basic                                                                $0.16                $0.30
             Diluted                                                              $0.16                $0.30

         Weighted average numbers of shares outstanding:
             Basic                                                            27,534,484           25,304,240
             Diluted                                                          27,731,627           25,575,640

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.	Derivative Financial Instruments

The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt. As of March 31, 2003, the aggregate fair value of the Company’s interest rate swaps was $1,529 prior to the allocation of minority interest and is included in accrued expenses and other liabilities in the consolidated balance sheets. For the three months ending March 31, 2003, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

11.	Disposition of Property and Discontinued Operations

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of an apartment community is now considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date. Properties classified in this manner through March 31, 2003, have been reflected on a comparative basis for the period ended March 31, 2002.

Included in discontinued operations for the three-month period ended March 31, 2002 are fourteen apartment community dispositions (two and twelve sold in 2003 and 2002, respectively) and two properties sold in 2003 for the three-month period ended March 31, 2003. For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are sold or classified as held for sale.

As part of its strategic disposition program, during 2002, the Company sold twelve properties with a total of 1,724 units for total consideration of $87 million, or an average of $51 per unit. In January, 2003, the Company sold the two apartment communities referred to above having 552 units in two unrelated transactions. The total sales price of $21.1 million equates to $38 per unit. A loss on sale of approximately $401, net of minority interest, was recorded in the first quarter from these transactions and is reflected in discontinued operations. The loss includes $852, net of minority interest, recorded for the loss on early extinguishment of debt directly associated with one of the properties sold.

In connection with the Company’s strategic asset disposition program, management is constantly reevaluating the performance of its portfolio on a property-by-property basis. The Company from time to time determines that it is in the best interest of the Company to dispose of assets that have reached their potential or are less efficient to operate due to their size or remote location and reinvest such proceeds in higher performing assets located in targeted geographic markets. It is possible that the Company will sell such properties at a loss. In addition, it is possible that for assets held for use, certain holding period assumptions made by the Company may change which could result in the Company’s recording of an impairment charge.

HOME PROPERTIES OF NEW YORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(DOLLARS
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.	Disposition of Property and Discontinued Operations (continued)

The operating results of the components of discontinued operations are summarized as follows for the three-month period ended March 31, 2003 and 2002.

                                                                                         Three Months
                                                                                         ------------
                                                                                     2003           2002
                                                                                     ----           ----
         Revenues:
            Rental Income                                                             $184         $3,832
            Property other income                                                        6             95
                                                                                     -----           ----
         Total Revenues                                                                190          3,927
                                                                                     -----           ----

            Operating and Maintenance                                                   (6)         1,813
            Interest expense                                                            33            278
            Depreciation and amortization                                                -            775
                                                                                     -----           ----
         Total Expenses                                                                 27          2,866
                                                                                     -----           ----

         Income from discontinued operations before minority interest loss on early extinguishment of debt  and gain on disposition
            of property                                                                163          1,061

         Minority interest                                                              60            416
                                                                                     -----           ----

         Income from discontinued operations before loss on early
           extinguishment of debt, gain on disposition of property and
           related minority interest                                                   103            645

         Loss on early extinguishment of debt                                         (852)             -
         Gain (loss) on disposition of property                                        451            (40)
                                                                                     -----           ----

         Income (loss) from discontinued operations                                  ($298)          $605
                                                                                     =====           ====
12.	Contingency

In 2001, the Company underwent a state tax audit. The state has assessed taxes of $469,000 for the 1998 and 1999 tax years under audit. If the state’s position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million. At the time, the Company believed the assessment and the state’s underlying position was not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. After two subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute, the Company has been advised that its filing position for 1998-2001 should prevail. Based upon this information as of March 31, 2003, the Company has recorded an accrual of $525,000, representing only its 2002 liability. Effective January 1, 2003, the Company reorganized the ownership of Home Properties Trust, subjecting the Company to a much lower level of tax going forward.

13.	Impairment of Real Property

During the first quarter of 2003, the Company listed for sale a 120-unit property located in Detroit. As a result of tests performed in accordance with SFAS #144, it was determined that the book value of this property was in excess of the undiscounted cash flows. Therefore, an impairment of real property of $423,000 was recorded for the three-month period ended March 31, 2003. This property is not reflected in discontinued operations as all significant contingencies surrounding the potential sale have not been resolved.

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

Liquidity and Capital Resources

The Company’s principal liquidity demands are expected to be distributions to the common and preferred stockholders and Operating Partnership Unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development and debt repayments.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its unsecured line of credit. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

As of March 31, 2003, the Company had an unsecured line of credit from M & T Bank of $115 million. The Company’s outstanding balance as of March 31, 2003, was $65 million. Borrowings under the line of credit bear interest at 1.15% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company’s interest expense and as a result will effect the Company’s results of operations and financial condition. The line of credit expires on September 1, 2005.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its credit facility, it intends to satisfy such requirements through the issuance of UPREIT units, proceeds from the Dividend Reinvestment Plan (“DRIP”), proceeds from the sale of properties, additional long term secured or unsecured indebtedness, or the issuance of additional equity securities. As of March 31, 2003, the Company owned 23 properties with 3,769 apartment units, which were unencumbered by debt.

In May 1998, the Company’s Form S-3 Registration Statement was declared effective relating to the issuance of up to $400 million of common stock, preferred stock or other securities. The available balance on the shelf registration statement at March 31, 2003 was $144.4 million.

In September 1999, the Company completed the sale of $50 million of Series B Preferred Stock in a private transaction with GE Capital. The Series B Preferred stock carries an annual dividend rate equal to the greater of 8.36% or the actual dividend paid on the Company’s common shares into which the preferred shares can be converted. The stock has a liquidation preference of $25.00 per share, a conversion price of $29.77 per share, and a five-year, non-call provision. On February 14, 2002, 1,000,000 shares of the Series B Preferred stock were converted to 839,771 common shares. The conversion had no effect on the reported results of operations. On May 24, 2002 the Company repurchased the remaining 1.0 million shares outstanding at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted). The Company repurchased the shares for $29,392,000 equal to the $35.00 common stock trading price when the transaction was consummated. A premium of $5,025,000 was incurred on the repurchase.

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

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. During 2003, the Company exercised an option to acquire approximately 10 acres of land adjacent to one of its existing properties for $2.8 million. In connection with this transaction, the Company issued UPREIT units valued at approximately $2.8 million. In addition, $2 million of UPREIT units were issued to satisfy an existing liability. During 2002, the Company acquired an 864-unit property for a total purchase price of $81.5 million. The Company issued UPREIT units valued at approximately $11.5 million, with the balance funded by the assumption of debt and cash.

During 2002, $27.4 million of common stock was issued under the Company’s DRIP. An additional $6.6 million has been raised through the DRIP program during the first three months of 2003.

The DRIP was amended, effective April 10, 2001, in order to reduce management’s perceived dilution from issuing new shares at or below the underlying net asset value. The discount on reinvested dividends and optional cash purchases was reduced from 3% to 2%. The maximum monthly investment (without receiving approval from the Company) was reduced from $5 thousand to $1 thousand. As expected, these changes significantly reduced participation in the plan. Management will continue to monitor the relationship between the Company’s stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP participants to provide for investments in excess of the $1 thousand maximum monthly investment. In connection with the announcement of the February, 2002 dividend, the Company announced such waivers will be considered beginning with the March 2002 optional cash purchase, as management believed the stock was trading at or above its estimate of net asset value. During the first quarter of 2002, the Company granted 53 waivers for purchases aggregating a total of $3.9 million. No waivers were granted during the balance of 2002 or first quarter of 2003.

On August 6, 2002 the Board of Directors increased its authorization 2,000,000 shares to repurchase its common stock or UPREIT units in connection with the Company’s stock repurchase program. The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action does not establish a target stock price or a specific timetable for share repurchase. During the three months of 2003, there were no shares or UPREIT Units repurchased by the Company. At March 31, 2003 the Company had authorization to repurchase 3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

As of March 31, 2003, the weighted average rate of interest on mortgage debt is 6.46% and the weighted average maturity is approximately 8 years. Approximately 93.6% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Off-Balance Sheet Investments

The Company has investments in and advances to approximately 138 affordable housing limited partnerships where the Company acts as the managing general partner. The Company accounts for these investments on the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreement. To the extent that it is determined that the limited partners cannot absorb their share of the losses, if any, the general partner will record the limited partners’ share of such losses.

The Company guaranteed the low income housing tax credits to the limited partners for a period of five years (from the date of property development under the tax credit program) in 75 partnerships totaling approximately $63.8 million. Such guarantee requires the Company to operate the properties in compliance with Internal Revenue Code Section 42 for 15 years. The weighted average number of compliance years remaining is approximately 10 years. In addition, acting as the general partner in certain partnerships, the Company is obligated to advance funds to meet partnership operating deficits. However, such funding requirements cease after a five-year period. If operating deficits continue to occur after the expiration of the five-year period, the Company would determine on an individual partnership basis if it is in the best interest of the Company to continue to fund these deficits. The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on the guarantees described above.

These partnerships are funded with non-recourse financing. The Company’s proportionate share of non-recourse financing was $6.6 million at March 31, 2003. The Company has guaranteed a total of $600 of debt associated with two of these partnerships. In addition, the Company, including the Management Companies, has provided loans and advances to certain of the partnerships aggregating $11 million at March 31, 2003. The Company assesses the financial status and cash flow of each of the partnerships at each balance sheet date in order to assess recoverability of its investment in and advances to these affiliates.

In December 2002, the Company, including its equity affiliates, determined that it would market for sale virtually all of the assets associated with its interest in various affordable housing limited partnerships. Such assets include the equity interest in the affordable housing partnerships, loans, advances and management contracts. The Company recorded impairment charges aggregating $427 in the first quarter of 2003 from monies loaned to certain equity affiliates to fund operating shortfalls, which are not anticipated to be recovered from projected sale proceeds.

The Company intends to sell the assets in three phases:

Phase I consists of the Company’s interest in 37 properties containing 1,171 units, all New York State Rural Development properties, which are under contract to be sold. A closing is anticipated by the second or third quarter of 2003 at approximately book value.

Phase II consists of the Company’s interest in 48 properties with 1,396 units, all Pennsylvania Rural Development properties. An offer has been accepted for approximately book value. The final contract is being negotiated. The Company hopes to close on this phase during the second half of 2003.

Phase III consists of the Company’s interest in the remaining 52 properties with 5,523 units, primarily located in Upstate New York and Pennsylvania. The Company hopes to have its assets associated with this phase under contract to be sold by the end of 2003 or early in 2004.

The Company plans on retaining the general partner interest in one 77-unit property located in Rochester, New York. The property is 80% market rate and is managed as a market rate community.

Summarized balance sheet information relating to these partnerships is as follows (amounts are in thousands):

                                                                   March 31, 2003   December 31, 2002
                                                                   --------------   -----------------
             Balance Sheets:
               Real estate, net                                        $262,657          $266,613
               Other assets                                              35,886            37,764
                                                                       --------          --------
                 Total assets                                          $298,543          $304,377
                                                                       ========          ========

               Mortgage notes payable                                  $253,060          $253,285
               Advances from affiliates                                  23,078            24,725
               Other liabilities                                         15,392            15,125
               Partners' equity                                           7,013            11,242
                                                                       --------          --------
                 Total liabilities and partners' equity                $298,543          $304,377
                                                                       ========          ========

The Company’s ability to sell the affordable assets on the timelines described above is dependent on a variety of factors, some of which are outside of the Company’s control, such as the receipt of the approvals of various partners, lenders and governmental agencies necessary for the sale.

Acquisitions and Dispositions

During the first quarter of 2003, the Company acquired its second property in the Boston area with 280 units in Stoughton, MA. The total purchase price of $34 million, including closing costs, equates to approximately $121 per apartment unit. The weighted average expected first year capitalization rate on this acquisition is 7.7%. Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income (“NOI”) less a 3.0% management fee into a single present value. NOI is defined by the Company as rental income and property other income less operating and maintenance expenses. Management generally considers NOI to be an appropriate measure of operating performance because it helps investors to understand the operations of a community. In addition the apartment communities are valued and sold in the market by using a multiple of NOI.

Also during the first quarter of 2003, the Company sold two communities with a total of 552 apartment units in Indiana and Ohio for total consideration of $21.1 million, or an average of $38 per unit. A gain on sale of approximately $451, net of minority interest, was reported in the first quarter from these transactions and is reflected in discontinued operations. Due to the prepayment of debt associated with the sale of Candlewood Apartments in Indiana, an $852 charge, net of minority interest, was recorded during the first quarter.

During the first quarter of 2003, the Company listed for sale a 120-unit property located in Detroit. The book value of the property was in excess of the projected sale proceeds by approximately $423. Therefore, an impairment of real property has been recorded for that amount. This property is not reflected in discontinued operations as the Company believes it has not yet met the criteria to classify the property as held for sale.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its mortgage notes payable and its borrowings under the line of credit. The Company’s mortgage notes payable and line of credit outstanding at March 31, 2003 and December 31, 2002 are summarized as follows (in thousands):

                                                                     March 31, 2003      December 31, 2002
                                                                     --------------      -----------------

Fixed rate mortgage notes payable                                        $1,265,932          $1,279,752
Variable rate mortgage notes payable                                         21,055              21,055
Total mortgage notes payable                                              1,286,987           1,300,807
Variable rate line of credit facility                                        65,000              35,000
                                                                         ----------          ----------
Total mortgage notes payable and line of credit facility                 $1,351,987          $1,335,807
                                                                         ==========          ==========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from November, 2003 through June, 2036. The weighted average interest rate of the Company’s variable rate notes and credit facility was 2.62% and 2.83% at March 31, 2003 and December 31, 2002, respectively. The weighted average interest rate of the Company’s fixed rate notes was 6.51% and 6.50% at March 31, 2003 and December 31, 2002, respectively.

The Company has a non-cancelable operating ground lease for one of its properties. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each. At March 31, 2003, future minimum rental payments required under the lease are $70 per year until the lease expires. The lease also provides for contingent rental payments based on collected rents. The contingent rent expense for the three-month period ended March 31, 2003 amounted to $34.

As discussed in the section entitled “Off-Balance Sheet Investments,” the Company has the following guarantees or commitments relating to its equity method partnership investments: a) guarantee for a total of $600 of debt associated with two of partnerships, b) guarantee of the low income housing tax credits to the limited partners for a period of five years in 75 partnerships totaling approximately $63.8 million, and c) the obligation to advance funds to meet partnership operating deficits for a five year period for certain partnerships. The Company believes the properties operations conform to the applicable requirements as set forth above and do not anticipate any payment on these guarantees.

Capital Improvements

The Company’s policy is to capitalize costs related to the acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/ bath cabinets, new roofs, site improvements and various exterior building improvements. Non- recurring, revenue generating capital improvements include, among other items: community centers, new windows, and kitchen/ bath apartment upgrades. Revenue generating capital improvements will directly result in rental earnings or expense savings. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The Company estimates that on an annual basis $525 per unit is spent on recurring capital expenditures. During the three-month period ended March 31, 2003 approximately $131 per unit was estimated to be spent on recurring capital expenditures. The table below summarizes the actual total capital improvements incurred by major categories for the three-month periods ended March 31, 2003 and 2002 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three-month period ended March 31, 2003 as follows:

                             For the three-month period ended March 31,
                                (in thousands, except per unit data)
                                                2003                                                   2002
                    -------------------------------------------------------------      ------------------------------------------
                                               Non-
                    Recurring                  Recurring                Total Capital                 Total Capital
                     Cap Ex       Per Unit(a)  Cap Ex      Per Unit(a)  Improvement    Per Unit(a)    Improvements    Per Unit(a)
                     ------       -----------  ------      -----------  -----------    -----------    ------------    -----------

New Buildings          $    -       $    -     $  387       $  9          $  387         $  9           $1,582         $43
Major building
improvements              942           23      2,512         61           3,454           84            4,898         132
Roof replacements         294            9          -          -             294            9              272           7
Site improvements         345            8        431         10             776           18            1,650          45
Apartment upgrades        679           16      7,043        170           7,722          186            7,189         193
Appliances                564           14        490         12           1,054           26              917          25
Carpeting/Flooring      1,771           43        540         13           2,311           56            2,199          59
HVAC/Mechanicals          522           12      1,753         42           2,275           54            1,527          41
Miscellaneous             231            6        638         15             869           21            1,062          29
                       ------         ----    -------       ----         -------         ----          -------        ----
Totals                 $5,348         $131    $13,794       $332         $19,142         $463          $21,296        $574
                       ======         ====    =======       ====         =======         ====          =======        ====

(a)Calculated using the weighted average number of units outstanding, including 36,736 core units, 2002 acquisition units of 4,492 and 2003 acquisition units of 150 for the three-month period ended March 31, 2003 and 36,736 core units and 2002 acquisition units of 344 for the three-month period ended March 31, 2002.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

                             For the three-month period ended March 31,
                                (in thousands, except per unit data)
                                                2003                                                   2002
                    -------------------------------------------------------------      ------------------------------------------
                                               Non-
                    Recurring                  Recurring                Total Capital                 Total Capital
                     Cap Ex       Per Unit(a)  Cap Ex      Per Unit(a)  Improvement    Per Unit(a)    Improvements    Per Unit(a)
                     ------       -----------  ------      -----------  -----------    -----------    ------------    -----------

 Core Communities    $4,746          $131      $10,166     $275          $14,912        $  406        $21,270         $579
 2003 Acquisition
 Communities             13           131            -        -               13           144              -            -
 2002 Acquisition
 Communities            589           131        3,628      808            4,217         4,509             26           75
                     ------          ----      -------     ----          -------          ----        -------         ----
 Sub-total            5,348           131       13,794      332           19,142           463         21,296          574
 2003 Disposed
 Communities              3           131            -        -                3           133            220          398
 2002 Disposed
 Communities              -             -            -        -                -             -            346          236
 Corporate office
 expenditures (1)         -             -            -        -              459             -          1,208            -
                     ------          ----      -------     ----          -------          ----        -------         ----
                     $5,351          $131      $13,794     $333          $19,604          $464        $23,070         $549
                     ======          ====      =======     ====          =======          ====        =======         ====

(1) No distinction is made between recurring and non-recurring expenditures for corporate office.

Results of Operations

Comparison of three months ended March 31, 2003 to the same period in 2002

The Company had 129 apartment communities with 36,736 units which were owned during both of the three month periods being presented (the “Core Properties”). The Company has acquired an additional 22 apartment communities with 4,772 units during 2002 and 2003 (the “Acquired Communities”). In addition, the Company also disposed of 14 properties with a total of 2,276 units during 2002 and 2003. These dispositions have been classified as discontinued operations. The inclusion of the Acquired Communities generally accounted for the significant changes in operating results for the three months ended March 31, 2003.

A summary of the Core Properties net operating income is as follows (in thousands):

                                                                 Three Months
                                                    ------------------------------------
                                                   2003              2002           % Chg
                                                   ----              ----           -----
        Rental Income                             $87,299           $84,930         2.8%
        Property other income                       3,391             3,126         8.5%
                                                  -------           -------         ----
             Total income                          90,690            88,056         3.0%
        Operating and Maintenance                 (43,624)          (40,517)       (7.7%)
                                                  -------           -------         ----
              Net operating income                $47,066           $47,539        (1.0%)
                                                  =======           =======         ====

Of the $15,837 increase in rental income, $13,468 is attributable to the Acquired Communities. The balance of this increase, which is from the Core Properties, was the result of an increase of 2.8% in weighted average rental rates, offset by a decrease in occupancy from 91.0% to 90.7%. Occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, net profits from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $512. Of this increase, $247 is attributable to the Acquired Communities and $265 represents an 8.5% increase from the Core Properties.

Interest and dividend income decreased $183 due to decreased levels of financing to affiliates and a lower interest rate environment.

Of the $8,705 increase in operating and maintenance expenses, $5,598 is attributable to the Acquired Communities. The balance, a $3,107 increase, is attributable to the Core Properties and is primarily due to an increase in personnel expense, snow removal costs, property insurance, and real estate taxes. The increase in personnel and snow removal costs of $1,449 are related to weather conditions. The regions in which the Company operates, received higher than normal snowfall, and many regions that get very little snow were hit with unusual snow storms. A significant amount of overtime was incurred clearing and shoveling.

General and administrative expense increased in 2003 by $2,020, or 65%. General and administrative expenses as a percentage of total revenues were 4.8% for 2003 as compared to 3.4% for 2002. The increase primarily is attributed to the consolidation of the Management Companies in 2003 which added an additional $1,184 to this line item. Previously such expenses were allocated and charged to the Management Companies and were included in the equity in earnings (losses) of unconsolidated affiliates. Of the remaining $836 variance, $202 is related to the expensing of stock options for the first time in the first quarter of 2003 and a $255 increase in incentive compensation costs compared to the same period a year ago. The balance of this increase is attributable to incremental increases in general and administrative costs related to the 2002 Acquisition Communities.

Interest expense increased $3,496 due to the increase in the amount of debt outstanding associated with the Acquired Communities offset in part by lower interest rates.

Depreciation and amortization expense increased $4,619 due to the depreciation on the Acquisition Communities, the additions to the Core Properties, net of the Disposition Communities.

The impairment of real property of $423 relates to apartment community in Detroit currently under contract to be sold. As a result of tests performed in accordance with SFAS #144, it was determined that the book value of this property was in excess of the estimated undiscounted cash flows. This property is not reflected in discontinued operations as all significant contingencies surrounding the sale have not been resolved.

In the fourth quarter of 2002, the Company announced its intention to sell virtually all of the assets associated with its general partner interests in the affordable properties to focus solely on the direct ownership and management of market rate apartment communities. At that time, the Company announced its intention to sell the assets, which include principally loans, advances and management contracts.

The impairment of assets held as General Partner of $427, represents advances made to certain of the affordable property limited partnerships during the first quarter of 2003 which the Company believes will not be repaid upon the sale of the loans.

The equity in earnings (losses) of unconsolidated affiliates of $740 is primarily the result of the general partner recording a greater share of the underlying investment’s losses due to the loans and advances to certain of the affordable property limited partnerships where the limited partner has no capital account. This is pursuant to the accounting requirements of EITF 99-10, “Percentage Used to Determine the Amount of Equity Method Losses.”

Minority interest decreased $1,276 due to the impairment of real property and assets held by the General Partner recorded in the first quarter of 2003 together with an overall reduction in income from operations as a result of increased interest and depreciation costs as compared to the previous period.

The Company adopted the provisions of Statement of Financial Accounting Standard No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of an apartment community is now considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved which often corresponds with the actual closing date.

Included in discontinued operations for the three-month period ended March 31, 2002 are fourteen apartment community dispositions (two and twelve sold in 2003 and 2002, respectively) and two properties sold in 2003 for the three-months ended March 31, 2003. The operations of these fourteen properties have been reflected on a comparative basis for the period ended March 31, 2002. Due to the prepayment of debt associated with the sale of Candlewood Apartments in Indiana, an $852 charge, net of minority interest, was recorded during the first quarter.

The Company reported a $229 loss, net of minority interest, on disposition of property in the first quarter of 2002 relating to additional expenses incurred in the same quarter for a sale which closed in the fourth quarter of 2001. These costs represented a change in estimate from those accrued at the time of sale.

Funds From Operations

Pursuant to the revised definition of Funds From Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")) excluding gains or losses from sales of property, minority interest and extraordinary items plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares. The Company considers debt extinguishment costs which are incurred as a result of repaying property specific debt and non-cash real estate impairment charges, as a component of the gain or loss on sale of the property. Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition. The Company believes all adjustments not specifically provided for are consistent with the definition.

Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Cash provided by operating activities was $33,509 and $29,316 for the three-month period ended March 31, 2003 and 2002, respectively. Cash used in investing activities was $30,857 and $58,391 for the three-month period ended March 31, 2003 and 2002, respectively. Cash (used in) and provided by financing activities was ($2,635) and $79,087 for the three-month period ended March 31, 2003 and 2002, respectively. FFO should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common Shareholders for the three-months ended March 31, 2003 and 2002 are presented below (in thousands):

                                                                      March 31     March 31
                                                                         2003          2002
                                                                         ----          ----

Net income available to common shareholders                              $3,871       $6,143
Convertible preferred dividends                                           2,168        3,277
Minority interest                                                         2,434        3,563
Minority interest - income from discontinued operations                      60          417
Depreciation from real property                                          18,444       14,995
Depreciation from real property from unconsolidated entities                549          372
Impairment of real property                                                 423            -
Loss on disposition of property                                               -          376
Loss from early extinguishment of debt in connection with sale of
   Candlewood Apartments, net of minority interest                          852            -
(Gain) loss on disposition of discontinued operations, net of
     minority interest                                                     (451)          40
                                                                        --------     --------
FFO                                                                     $28,350      $29,183
                                                                        =======      =======
Weighted average common shares/units outstanding:
     - Basic                                                            43,606.3     40,825.5
                                                                        =======+     ========
     - Diluted                                                          43,803.4     42,347.2
                                                                        ========     ========

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

In connection with the issuance of the Series F Preferred Stock, the Company is required to maintain for each fiscal quarterly period a fixed charge coverage ratio, as defined in the Series F Cumulative Redeemable Preferred Stock Article Supplementary, of 1.75 to 1.0. The fixed charge coverage ratio and the components thereof do not represent a measure of cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs. Further, this ratio should not be considered as an alternative measure to net income as an indication of the Company’s performance or of cash flow as a measure of liquidity. The calculation of the fixed charge coverage ratio for the four most recent quarters since the issuance of the Series F Preferred Stock are presented below (in thousands). Net operating income from discontinued operations in the calculation below is defined as total revenues from discontinued operations less operating and maintenance expenses.

                                                                        Calculation Presented for Series F Covenants

                                                                                  Three-months ended
                                                                                  ------------------
                                                                      Mar. 31      Dec. 31     Sept. 30      June 30
                                                                       2003         2002         2002          2002
                                                                       ----         ----         ----          ----

   EBITDA
        Total revenues                                               $106,955     $105,715     $102,184      $96,912
        Net operating income from discontinued operations                 196          299          618        1,947
        Operating and maintenance                                     (49,772)     (44,199)     (40,598)     (38,934)
        General and administrative                                     (5,119)      (3,891)      (2,837)      (2,822)
        Impairment of assets held as General Partner                     (427)      (3,183)           -            -
        Equity in earnings (losses) of unconsolidated
        affiliates                                                       (740)     (16,085)        (308)        (224)
                                                                      -------      -------      -------      -------
                                                                      $51,093      $38,656      $59,059      $56,879
   Fixed Charges
        Interest expense                                              $21,300      $20,350      $19,990      $19,039
        Interest expense on discontinued operations                        33            -            -           87
        Preferred dividends                                             3,518        3,717        3,793        3,852
        Capitalized interest                                              230          230          230          270
                                                                      -------      -------      -------      -------
                                                                      $25,081      $24,297      $24,013      $23,248

   Times Coverage ratio:                                               2.04         1.59(1)        2.46         2.45

(1)   Results for the quarter reflect impairment and other charges relating to certain government assisted properties (“affordable properties”) in which the Company is a general partner as described in more detail in the notes to the Company’s annual report filed on form 10K. Excluding the impairment and other charges of $18,074, the fixed charge coverage ratio would have been 2.34.

Economic Conditions

Substantially all of the leases at the Company’s apartment communities are for a term of one year or less, which enables the Company to seek increased rents upon renewal of existing leases or commencement of new leases. These short-term leases minimize the potential adverse effect of inflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2002 and continuing into 2003 many regions of the United States have experienced varying degrees of economic recession and certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage, short-term interest rates, and a temporary reduction in occupancy. In light of this, we will continue to review our business strategy however, we believe that given our property type and the geographic regions in which we are located, we do not anticipate any changes in our strategy or material effects in financial performance.

Declaration of Dividend

On May 6, 2003, the Board of Directors approved a dividend of $.61 per share for the quarter ended March 31, 2003. This is the equivalent of an annual distribution of $2.44 per share. The dividend is payable May 30, 2003 to shareholders of record on May 19, 2003.

On May 6, 2003 the Company also declared a regular dividend of $0.5625 per share on its Series F Cumulative Redeemable Preferred Stock, for the quarter ending May 31, 2003. The dividend on the preferred shares is payable on June 2, 2003, to shareholders of record on May 19, 2003. This dividend is equivalent to an annualized rate of $2.25 per share.

Contingency

In 2001, the Company underwent a state tax audit. The state has assessed taxes of $469,000 for the 1998 and 1999 tax years under audit. If the state’s position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million. At the time, the Company believed the assessment and the state’s underlying position was not supportable by the law nor consistent with previously provided interpretative guidance from the office of the State Secretary of Revenue. After two subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute, the Company has been advised that its filing position for 1998-2001 should prevail. Based upon this information as of March 31, 2003, the Company has recorded an accrual of $525,000, representing only its 2002 liability. Effective January 1, 2003, the Company reorganized the ownership of Home Properties Trust, subjecting the Company to a much lower level of tax going forward.

New Accounting Standard

In January 2003, the FASB issued Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, “VIE”). This interpretation addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to existing variable interest entities. Management is uncertain but is assuming it is reasonably possible that each of the limited partnerships in which it holds the general partnership interest would be considered a VIE, and the Company would consolidate all or a certain number of the limited partnership’s assets and liabilities. The interpretation becomes effective July 1, 2003.

HOME PROPERTIES OF NEW YORK, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2003 and December 31, 2002, approximately 94% and 96%, respectively, of the Company’s debt bore interest at fixed rates with a weighted average maturity of approximately 8 years and a weighted average interest rate of approximately 6.51% and 6.50%, respectively. The remainder of the Company’s debt bears interest at variable rates with a weighted average maturity of approximately 1 and 2 years, respectively, and a weighted average interest rate of 2.60% and 2.83%, respectively, at March 31, 2003 and December 31, 2002. The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company’s distributable cash flow.

At March 31, 2003 and December 31, 2002, the interest rate risk on $25.2 million of such variable rate debt has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Swaps effectively convert an aggregate of $25.2 million in variable rate mortgages to fixed rates of 5.91%, 8.22% and 8.40%.

For both March 31, 2003 and December 31, 2002, the fair value of the Company’s fixed rate debt, including the $25.2 million which was swapped to a fixed rate, amounted to a liability of $1.4 billion compared to its carrying amount of $1.3 billion. The Company estimates that a 100 basis point decrease in market interest rates at March 31, 2003 would have changed the fair value of the Company’s fixed rate debt to a liability of $1.5 billion.

The Company intends to continuously monitor and actively manage interest costs on its debt portfolio and may enter into swap positions based upon market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity offerings or the issuance of UPREIT Units. Accordingly, the cost of obtaining such interest rate protection agreements in relation the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2003, the Company had no other material exposure to market risk.

HOME PROPERTIES OF NEW YORK, INC.

ITEM 4. INTERNAL CONTROLS

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

The Co-Chief Executive Officers and Chief Financial Officer have, within 90 days prior to the filing date of this quarterly report, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in its internal controls. Accordingly, no corrective actions have been taken.

                                                      PART II - OTHER INFORMATION

                                                   HOME PROPERTIES OF NEW YORK, INC.

Item 6.  Exhibits and Reports or Form 8-K

(a)      Exhibit 99.1 Section 906 Certifications of Chief Executive Officers
         Exhibit 99.2 Section 906 Certification of Chief Financial Officer

(b)      Reports on Form 8-K:
         -        Form 8-K was filed on May 2, 2003,  date of report May 2,  2003,  with  respect  to Items 7 and 9  disclosures  regarding  the
                  Registrant's  press release  announcing its results for the first quarter of 2003 and the first quarter 2003 investor conference call.

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

                                            HOME PROPERTIES OF NEW YORK, INC.
                                            (Registrant)

                                            Date:    May 15, 2003

                                            By:      /s/ Norman P. Leenhouts
                                                     Norman P. Leenhouts
                                                     Chairman and
                                                     Co-Chief Executive Officer

                                            Date:    May 15, 2003

                                            By:      /s/ David P. Gardner
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

I, Norman P. Leenhouts, certify that:

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
              which this quarterly report is being prepared;

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

                                                     By:  /s/ Norman P. Leenhouts
                                                          -------------------------------

                                                     Norman P. Leenhouts
                                                     Chairman of the Board of Directors and
                                                     Co-Chief Executive Officer
                                                     May 15, 2003

                                               CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                                PURSUANT TO RULE 13a-14 PROMULGATED BY
                                                THE SECURITIES AND EXCHANGE COMMISSION
                                      (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Nelson B. Leenhouts, certify that:

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

         a)designed such disclosure controls and procedures to ensure that material information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this quarterly report is being prepared;

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

         c)   any  fraud,  whether  or not  material,  that  involves  management  or other  employees  who have a  significant  role in the
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

                                                     By:  /s/ Nelson B. Leenhouts
                                                          -------------------------------

                                                     Nelson B. Leenhouts
                                                     President and
                                                     Co-Chief Executive Officer
                                                     May 15, 2003

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

         a)designed such disclosure controls and procedures to ensure that material information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this quarterly report is being prepared;

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

         d)   any  fraud,  whether  or not  material,  that  involves  management  or other  employees  who have a  significant  role in the
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
                                                     May 15, 2003