Form 10-Q
period 2003-06-30
HOME PROPERTIES OF NEW YORK INC
filed 2003-08-14
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                  YES   X     NO
                                      -----      -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).

                                  YES   X     NO
                                      -----      -----

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:

Class of Common Stock                            Outstanding at July 31, 2003
    $.01 par value                                        28,963,842

                        HOME PROPERTIES OF NEW YORK, INC.

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             June 30, 2003 (Unaudited) and December 31, 2002                     3

         Consolidated Statements of Operations (Unaudited) -
             Six months ended June 30, 2003 and 2002                             4

         Consolidated Statements of Operations (Unaudited) -
             Three months ended June 30, 2003 and 2002                           5

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Six months ended June 30, 2003 and 2002                             6

         Consolidated Statements of Comprehensive Income (Unaudited) -           7
             Three months ended June 30, 2003 and 2002

         Consolidated Statements of Cash Flows (Unaudited) -                     8
             Six months ended June 30, 2003 and 2002

         Notes to Consolidated Financial Statements (Unaudited)               9-22

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       33-36

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             37

Item 4.  Controls and Procedures                                                38

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       39

         Signatures                                                          40-45

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        HOME PROPERTIES OF NEW YORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              2003               2002
                                                                                              ----               ----
                                                                                       (Unaudited)            (Note1)
ASSETS
Real estate:
  Land                                                                                    $384,270           $376,998
  Buildings, improvements and equipment                                                  2,277,499          2,220,280
                                                                                        ----------         ----------
                                                                                         2,661,769          2,597,278
  Less:  accumulated depreciation                                                         (292,780)          (257,284)
                                                                                        ----------         ----------
         Real estate, net                                                                2,368,989          2,339,994

Cash and cash equivalents                                                                    6,710              8,782
Cash in escrows                                                                             43,989             45,735
Accounts receivable                                                                          6,746              7,576
Prepaid expenses                                                                            11,054             19,046
Investment in and advances to affiliates                                                    10,525             19,475
Deferred charges                                                                             8,794              9,093
Other assets                                                                                 7,569              6,565
                                                                                        ----------         ----------
         Total assets                                                                   $2,464,376         $2,456,266
                                                                                        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                  $1,318,111         $1,300,807
Line of credit                                                                              39,000             35,000
Accounts payable                                                                            14,447             19,880
Accrued interest payable                                                                     7,009              6,612
Accrued expenses and other liabilities                                                      14,981             12,412
Security deposits                                                                           22,222             22,252
                                                                                        ----------         ----------
         Total liabilities                                                               1,415,770          1,396,963
                                                                                        ----------         ----------

Commitments and contingencies
Minority interest                                                                          328,258            333,061
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 2,400,000 shares issued and outstanding at
     June 30, 2003 and December 31, 2002                                                    60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 750,000 and 1,086,800 shares issued and outstanding at
June 30, 2003 and December 31, 2002, respectively                                           74,000            107,680
   Common stock, $.01 par value; 80,000,000 shares authorized; 28,867,094 and
     27,027,003 shares issued and outstanding at June 30, 2003 and December
     31, 2002, respectively                                                                    289                270
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                       -                  -
   Additional paid-in capital                                                              697,718            649,489
   Accumulated other comprehensive income                                                    (880)              (972)
   Distributions in excess of accumulated earnings                                       (110,208)           (89,452)
   Officer and director notes for stock purchases                                            (571)              (773)
                                                                                        ----------         ----------
         Total stockholders' equity                                                        720,348            726,242
                                                                                        ----------         ----------
         Total liabilities and stockholders' equity                                     $2,464,376         $2,456,266
                                                                                        ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             2003              2002
                                                                                             ----              ----
Revenues:
   Rental income                                                                         $206,240          $177,971
   Property other income                                                                    7,808             6,615
   Interest and dividend income                                                               299               795
   Other income                                                                             2,321             1,084
                                                                                       ----------        ----------
         Total Revenues                                                                   216,668           186,465
                                                                                       ----------        ----------

Expenses:
   Operating and maintenance                                                               95,812            79,755
   General and administrative                                                               9,701             5,921
   Interest                                                                                42,934            36,713
   Prepayment penalty                                                                       1,349                 -
   Depreciation and amortization                                                           38,524            30,703
   Impairment of real property                                                                423                 -
   Impairment of assets held as General Partner                                               520                 -
                                                                                       ----------        ----------
         Total Expenses                                                                   189,263           153,092
                                                                                       ----------        ----------
Income from operations                                                                     27,405            33,373
Equity in earnings (losses) of unconsolidated affiliates                                   (1,184)           (1,100)
                                                                                       ----------        ----------
Income before minority interest and discontinued operations                                26,221            32,273
Minority interest                                                                           7,111             7,746
                                                                                       ----------        ----------
Income from continuing operations                                                          19,110            24,527
                                                                                       ----------        ----------
Discontinued operations
   Income from operations, net of $60 in 2003 and $1,001 in 2002 allocated to
     minority interest                                                                        103             1,599
   Gain on disposition of property, net of $188 in 2003 and $1,646 in 2002
     allocated to minority interest                                                           320             2,689
                                                                                       ----------        ----------
Discontinued operations                                                                       423             4,288
                                                                                       ----------        ----------
Income before loss on disposition of property                                              19,533            28,815
Loss on disposition of property, net of $5 in 2003 and $157 in 2002 allocated
     to minority interest                                                                     (10)             (245)
                                                                                       ----------        ----------
Net income                                                                                 19,523            28,570
Preferred dividends                                                                       (6,710)           (7,234)
Premium on Series B preferred stock repurchase                                                  -           (5,025)
                                                                                       ----------        ----------
Net income available to common shareholders                                               $12,813           $16,311
                                                                                       ==========        ==========

Basic earnings per share data:
   Income from continuing operations                                                         $.44              $.47
   Discontinued operations                                                                    .02               .17
                                                                                       ----------        ----------
Net income available to common shareholders                                                  $.46              $.64
                                                                                       ==========        ==========

Diluted earnings per share data:
   Income from continuing operations                                                         $.43              $.47
   Discontinued operations                                                                    .02               .16
                                                                                       ----------        ----------
Net income available to common shareholders                                                  $.45              $.63
                                                                                       ==========        ==========

Weighted average number of shares outstanding:
  Basic                                                                                27,881,682        25,451,169
                                                                                       ==========        ==========
  Diluted                                                                              28,307,215        25,773,934
                                                                                       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             2003              2002
                                                                                             ----              ----
Revenues:
   Rental income                                                                         $104,319           $91,887
   Property other income                                                                    4,163             3,482
   Interest and dividend income                                                               109               422
   Other income                                                                             1,122               535
                                                                                       ----------        ----------
         Total Revenues                                                                   109,713            96,326
                                                                                       ----------        ----------

Expenses:
   Operating and maintenance                                                               46,040            38,688
   General and administrative                                                               4,582             2,822
   Interest                                                                                21,634            18,909
   Depreciation and amortization                                                           19,471            16,269
   Impairment of assets held as General Partner                                                93                 -
                                                                                       ----------        ----------
         Total Expenses                                                                    91,820            76,688
                                                                                       ----------        ----------
Income from operations                                                                     17,893            19,638
Equity in earnings (losses) of unconsolidated affiliates                                     (444)             (224)
                                                                                       ----------        ----------
Income before minority interest and discontinued operations                                17,449            19,414
Minority interest                                                                           5,174             4,003
                                                                                       ----------        ----------
Income from continuing operations                                                          12,275            15,411
                                                                                       ----------        ----------
Discontinued operations
   Income from operations, net of $584 allocated to minority interest                           -               954
   Gain (loss) on disposition of property, net of ($75) in 2003 and $1,672 in
     2002 allocated to minority interest                                                     (131)            2,729
                                                                                       ----------        ----------
Discontinued operations                                                                      (131)            3,683
                                                                                       ----------        ----------
Income before loss on disposition of property                                              12,144            19,094
Loss on disposition of property, net of $5 in 2003 and $10 in 2002 allocated to
     minority interest                                                                        (10)              (16)
                                                                                       ----------        ----------
Net income                                                                                 12,134            19,078
Preferred dividends                                                                        (3,192)           (3,852)
Premium on Series B preferred stock repurchase                                                  -            (5,025)
                                                                                       ----------        ----------
Net income available to common shareholders                                                $8,942           $10,201
                                                                                       ==========        ==========

Basic earnings per share data:
   Income from continuing operations                                                         $.32              $.25
   Discontinued operations                                                                      -               .14
                                                                                       ----------        ----------
Net income available to common shareholders                                                  $.32              $.39
                                                                                       ==========        ==========

Diluted earnings per share data:
   Income from continuing operations                                                         $.31              $.25
   Discontinued operations                                                                      -               .14
                                                                                       ----------        ----------
Net income available to common shareholders                                                  $.31              $.39
                                                                                       ==========        ==========

Weighted average number of shares outstanding:
  Basic                                                                                28,289,752        26,053,314
                                                                                       ==========        ==========
  Diluted                                                                              28,807,558        26,449,554
                                                                                       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                    2003           2002
                                                                    ----           ----
Net income                                                       $19,523        $28,570
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                        92            (88)
                                                                 -------        -------

Comprehensive income                                             $19,615        $28,482
                                                                 =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                          PROPERTIES OF NEW YORK, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                    2003           2002
                                                                    ----           ----
Net income                                                       $12,134        $19,078
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                        36           (281)
                                                                 -------        -------

Comprehensive income                                             $12,170        $18,797
                                                                 =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                         HOME PROPERTIES OF NEW YORK, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                             (UNAUDITED, IN THOUSANDS)

                                                                                        2003           2002
                                                                                        ----           ----
Cash flows from operating activities:
  Net income                                                                         $19,523        $28,570
                                                                                     -------       --------
 Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                          1,184          1,100
     Income allocated to minority interest                                             7,354         10,236
     Depreciation and amortization                                                    39,279         32,465
     Impairment of assets held as General Partner                                        520              -
     Impairment of real property                                                         423              -
     (Gain) loss on disposition of property                                            (493)        (3,933)
     Loss from early extinguishment of debt                                            1,349              -
     Changes in assets and liabilities:
        Other assets                                                                   9,679          4,495
        Accounts payable and accrued liabilities                                     (2,515)            215
                                                                                     -------       --------
         Total adjustments                                                            56,780         44,578
                                                                                     -------       --------                                                                                     -------       --------
         Net cash provided by operating activities                                    76,303         73,148
                                                                                     -------       --------
Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                           (32,173)      (166,865)
   Additions to properties                                                          (47,096)       (53,087)
   Proceeds from sale of properties, net                                              20,266        40,173
   Advances to affiliates                                                            (1,785)        (4,621)
   Payments on advances to affiliates                                                  4,081        10,055
                                                                                     -------       --------
         Net cash used in investing activities                                      (56,707)      (174,345)
                                                                                     -------       --------                                                                                     -------       --------

Cash flows from financing activities:
   Proceeds from sale of preferred stock, net                                              -         58,098
   Proceeds from sale of common stock, net                                            16,675         39,292
   Repurchase of Series B preferred stock                                                  -       (29,392)
   Proceeds from mortgage notes payable                                               50,800        104,330
   Payments of mortgage notes payable                                               (33,496)       (29,554)
   Payment of prepayment penalty in connection with the early
      extinguishment of debt                                                          (1,349)              -
   Proceeds from line of credit                                                       90,000         78,000
   Payments on line of credit                                                       (86,000)       (52,500)
   Payments of deferred loan costs                                                     (463)        (1,949)
   Additions to cash escrows, net                                                      1,746        (8,845)
   Repayment of officer loans                                                            202          1,963
   Dividends and distributions paid                                                 (59,783)       (56,226)
                                                                                     -------       --------
         Net cash provided by (used in) financing activities                        (21,668)        103,217
                                                                                     -------       --------
Net increase (decrease) in cash and cash equivalents                                 (2,072)          2,020
Cash and cash equivalents:
   Beginning of year                                                                   8,782         10,719
                                                                                     -------       --------
   End of year                                                                        $6,710        $12,739
                                                                                     =======       ========
Supplemental disclosure of non-cash operating, investing and financing
----------------------------------------------------------------------
   activities:
   -----------
Mortgage loans assumed associated with property acquisitions                          $    -        $69,907
Conversion of preferred to common stock                                               33,680         24,367
Exchange of UPREIT Units/partnership interest for common shares                        3,378          1,025
Fair value of hedge instruments                                                        1,472          1,054
Issuance of UPREIT Units associated with property and other acquisitions               4,806              -
Compensation cost of stock options issued                                                409              -

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

2.   Organization and Basis of Presentation

     Organization

     The Company is engaged primarily in the ownership, management, acquisition,
     and   rehabilitation   of   residential   apartment   communities   in  the
     Northeastern,  Mid-Atlantic  and Midwestern  United States.  As of June 30,
     2003,  the  Company   operated  288  apartment   communities   with  50,840
     apartments. Of this total, the Company owned 151 communities, consisting of
     41,508  apartments,  managed as general  partner,  7,422 apartments and fee managed 1,910 apartments for affiliates and third parties. The Company also fee manages 2.2 million square feet of office and retail properties.

     Basis of Presentation

     The accompanying  consolidated financial statements include the accounts of the Company and its 63.7% (62.2% at June 30, 2002) partnership  interest in the  Operating  Partnership.  Such  interest  has  been  calculated  as the percentage of outstanding  common shares  divided by the total  outstanding common shares and Operating Partnership Units ("UPREIT Units") outstanding.
     The  remaining  36.3%  (37.8% at June 30,  2002) is  reflected  as Minority
     Interest in these  consolidated  financial  statements.  The Company owns a
     1.0%  general  partner  interest  in  the  Operating  Partnership  and  the remainder as a limited  partner through its wholly owned  subsidiary,  Home
     Properties I, LLC, which owns 100% of the limited partner,  Home Properties
     Trust.  Home  Properties  Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT  subsidiary  ("QRS") and owns the
     Company's  share  of  the  limited  partner   interests  in  the  Operating
     Partnership.  For  financing  purposes,  the  Company  has formed a limited
     liability   company  (the  "LLC")  and  a   partnership   (the   "Financing
     Partnership"),   which  beneficially  own  certain  apartment   communities
     encumbered  by  mortgage  indebtedness.  The  LLC is  wholly  owned  by the
     Operating  Partnership.  The  Financing  Partnership  is owned 99.9% by the
     Operating Partnership and 0.1% by the QRS.

     Effective  January  1,  2003,  the  accompanying   consolidated   financial
     statements  include the accounts of Home  Properties  Management,  Inc. and
     Home Properties Resident Services, Inc. (the "Management  Companies").  The
     Operating  Partnership acquired all of the shares held by Nelson and Norman
     Leenhouts  ("the  Leenhoutses")  in the first quarter of 2003. The value of the Leenhoutses shares was based upon an internal valuation and amounted to approximately  $81. As a result,  the  Management  Companies are now wholly owned subsidiaries of the Company. Prior to January 1, 2003, investments in these entities were accounted for using the equity method.  All significant intercompany  balances  and  transactions  have  been  eliminated  in these consolidated financial statements.

                       HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)

     The Company  accounts for its investment as managing general partner ("GP")
     in unconsolidated  affordable housing limited partnerships ("LP") using the equity method of accounting.  As managing GP of the LP, the Company has the ability to exercise  significant  influence  over  operating  and financial policies.  This  influence  is  evident  in the  terms  of  the  respective partnership agreements,  participation in policy-making  processes, and the employment of its management personnel.  However, the Company does not have a controlling  interest in the  respective  LPs. The limited  partners have significant  rights,  such as the right to replace the general partner (for cause) and the right to approve  the sale or  refinancing  of the assets of the respective partnership in accordance with the partnership agreement.

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

     New Accounting Standards

     In January 2003, the FASB issued  Interpretation No. 46 - "Consolidation of
     Variable   Interest   Entities",   an   interpretation  of  ARB  No.  51  -
     "Consolidated   Financial   Statements."   The   interpretation   addresses
     consolidation by businesses of special purpose entities  (variable interest entities,  "VIE"). This interpretation  addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not  sufficient  to permit  the entity to  finance  its  activities without additional  subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to  receive a  majority  of the  entity's  residual  returns  or both.  The interpretation  also requires  disclosures about variable interest entities that the  company  is not  required  to  consolidate  but in which it has a significant  variable  interest.  The  consolidation  requirements  of this interpretation  apply  immediately to variable  interest  entities  created after  January 31,  2003,  and in the first  fiscal year or interim  period beginning  after June 15, 2003,  to existing  variable  interest  entities.
     Management is uncertain but is assuming it is reasonably possible that each of the  limited  partnerships  in which it holds  the  general  partnership interest  would be  considered  a VIE  where  the  Company  is the  primary beneficiary, and as a result the Company would consolidate all or a certain number of the limited partnership's assets and liabilities.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)

     In April 2003,  the FASB issued SFAS No. 149 "Amendment of Statement 133 on
     Derivative  Instruments and Hedging Activities".  This Statement amends and clarifies  financial  accounting and reporting for derivative  instruments, including certain  derivative  instruments  embedded in other contracts and for hedging  activities  under SFAS No.  133,  "Accounting  for  Derivative
     Instruments  and Hedging  Activities."  This  Statement  is  effective  for contracts  entered into or modified  after June 30, 2003. The provisions of
     FAS  149 are  not  expected  to have a  material  impact  on the  Company's financial statements.

     In May 2003,  FASB  issued  SFAS 150,  "Accounting  for  Certain  Financial
     Instruments  with  Characteristics  of Both  Liabilities  and Equity." This
     Statement  establishes  standards for how an issuer classifies and measures certain financial  instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial  instrument that is within its scope as a liability (or an asset in some  circumstances).  This
     Statement is effective for financial  instruments  entered into or modified after May 31, 2003,  and  otherwise  is  effective at the  beginning of the first interim period beginning after June 15, 2003. The Company is still in the process of  evaluating  the  potential  impact of this  standard on its financial statements.

3.   Adoption of New Accounting Policy

     Effective  January 1, 2003, the Company  adopted the provisions of SFAS 148
     "Accounting for Stock Based Compensation - An Amendment of SFAS 123." Under
     the transition  provisions of this  Statement,  the Company has elected the
     "Modified  Prospective  Method" for  recognizing  stock-based  compensation costs for the three and six-month  periods ended June 30, 2003.  Under this method  the  Company  recognizes  stock-based  compensation  cost  from the beginning of the fiscal year in which the recognition  provisions are first applied as if the fair value based accounting  method in this Statement had been used to account for all employee awards granted,  modified, or settled in fiscal  years  beginning  after  December  15,  1994.  For the three and six-months  ended  June 30,  2003,  the Company  recognized  $372 and $652, respectively, in stock compensation costs related to its stock compensation plans.  Of this total,  $207 and $409, for the three and six-month  periods ended  June 30,  2003,  respectively,  related  to the  expensing  of stock compensation  costs  associated  with stock options granted by the Company.
     The remaining $165 and $243, for the three and six-month periods ended June
     30, 2003, respectively, pertains to the stock compensation costs recognized by the Company relative to its restricted stock grants.

     For the three and  six-months  ended June 30,  2002,  the Company  used the intrinsic  value method in accordance  with the Accounting  Principle Board
     Opinion  No.  25  ("APB  No.  25")  to  account  for  stock-based  employee compensation arrangements. Under this method, the Company did not recognize compensation  cost for stock options when the option  exercise price equals or exceeded the market value on the date of grant.  Restricted stock grants were recognized as compensation  expense over the vesting period based upon the  market  value  on the  date  of  grant.  Had  the  Company  determined compensation  cost  based upon the fair  value of the stock  option  grants under SFAS No. 123,  "Accounting  for Stock-Based  Compensation,"  the fair values of the options  granted at the grant dates  would be  recognized  as compensation expense over the vesting periods, and the Company's net income and earnings per share for the three and  six-month  periods ended June 30,
     2002 would have been as follows:

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Adoption of New Accounting Policy (continued)

                                                                  Six Months     Three Months
                                                                  ----------     ------------
                                                                        2002             2002
                                                                        ----             ----

     Net income, as reported                                         $16,311          $10,201
     Total stock compensation cost recognized                            116               64
     Total stock compensation cost had SFAS 123 been adopted            (491)            (276)
                                                                     -------           ------
     Proforma net income had SFAS 123 been adopted                   $15,936           $9,989
                                                                     =======           ======

     Per share data:
       Basic - as reported                                             $0.64            $0.39
                                                                     =======           ======
       Basic - proforma                                                $0.63            $0.38
                                                                     =======           ======

       Diluted - as reported                                           $0.63            $0.39
                                                                     =======           ======
       Diluted - proforma                                              $0.62            $0.38
                                                                     =======           ======

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

4.   Earnings Per Common Share

     Basic  earnings  per share  ("EPS") is computed as net income  available to common shareholders divided by the weighted average number of common shares outstanding  for the period.  Diluted EPS reflects the  potential  dilution
     that  could  occur  from  common  shares   issuable   through   stock-based
     compensation  including  stock options,  restricted  stock,  phantom shares
     under  the  Company's   incentive   compensation  plan,  warrants  and  the
     conversion of any cumulative  convertible  preferred stock. The exchange of an  Operating  Partnership  Unit for  common  stock  will have no effect on diluted EPS as Unitholders and  stockholders  effectively  share equally in the  net  income  of the  Operating  Partnership.  Income  from  continuing operations is the same for both the basic and diluted calculation.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share (continued)

     The  reconciliation  of the basic weighted  average shares  outstanding and diluted  weighted  average shares  outstanding for the six and three-months ended June 30, 2003 and 2002 is as follows:

                                                                          Six Months               Three Months
                                                                    --------------------      ---------------------
                                                                       2003         2002         2003          2002
                                                                       ----         ----         ----          ----

          Income from continuing operations                         $19,110      $24,527      $12,275       $15,411
          Less: Loss on disposal of property                           (10)        (245)         (10)          (16)
          Less: Preferred dividends                                 (6,710)      (7,234)      (3,192)       (3,852)
          Less: Premium on Series B preferred stock repurchase            -      (5,025)            -       (5,025)
                                                                 ----------   ----------   ----------    ----------
          Basic and Diluted - Income from continuing
          operations
            applicable to common shareholders                       $12,390      $12,023       $9,073        $6,518
          Discontinued operations                                       423        4,288        (131)         3,683
                                                                 ----------   ----------   ----------    ----------
          Net income available to common shareholders               $12,813      $16,311       $8,942       $10,201
                                                                 ==========   ==========   ==========    ==========

          Basic weighted average number of shares outstanding    27,881,682   25,451,169   28,289,752    26,053,314
          Effect of dilutive stock options                          282,452      322,765      375,253       396,240
          Effect of phantom and restricted shares                   143,081            -      142,553             -
                                                                 ----------   ----------   ----------    ----------
          Diluted weighted average number of shares
            outstanding                                          28,307,215   25,773,934   28,807,558    26,449,554
                                                                 ==========   ==========   ==========    ==========

          Basic earnings per share
            Income from continuing operations                          $.44         $.47         $.32          $.25
            Discontinued operations                                     .02          .17            -           .14
                                                                 ----------   ----------   ----------    ----------
          Net Income available to common shareholders                  $.46         $.64         $.32          $.39
                                                                 ==========   ==========   ==========    ==========

          Basic earnings per share
            Income from continuing operations                          $.43         $.47         $.31          $.25
            Discontinued operations                                     .02          .17            -           .14
                                                                 ----------   ----------   ----------    ----------
          Net Income available to common shareholders                  $.45         $.63         $.31          $.39
                                                                 ==========   ==========   ==========    ==========

     Unexercised  stock  options  and  warrants  to  purchase  2,115,743  shares
     (excluding 701,190  anti-dilutive shares) of the Company's common stock are dilutive  and  included  in  diluted  weighted  average  number  of  shares outstanding as of June 30, 2003.  Unexercised stock options and warrants to purchase  2,401,648 shares (excluding 63,000  anti-dilutive  shares) of the
     Company's  common  stock are  dilutive  and  included  in diluted  weighted average  number of shares  outstanding as of June 30, 2002. For the six and three-months  periods ended June 30, 2003 (as  applicable and on a weighted average basis), the 1,085,078 and 831,143,  respectively,  of the Series B,
     C, D and E Convertible  Cumulative Preferred Stock (2,771,593 and 3,016,922
     common stock equivalents,  respectively)  have an anti-dilutive  effect and are not included in the  computation  of diluted EPS. In addition,  for the six and  three-months  periods ended June 30, 2002 (as  applicable and on a weighted average basis), the 1,945,580 and 1,448,343,  respectively, of the
     Series B, C, D and E Convertible  Cumulative Preferred Stock (4,444,277 and
     4,274,497 common stock equivalents,  respectively) on an as-converted basis have an  anti-dilutive  effect and are not included in the  computation  of diluted EPS.

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

     On May 6, 2003,  36,800 shares of Series E Preferred  Shares were converted into 116,456  shares of common stock.  The  conversion had no effect on the reported results of operations of the Company.

     On May 8, 2003,  200,000 shares of Series C Preferred Shares were converted into 661,157  shares of common stock.  The  conversion had no effect on the reported results of operations of the Company.

6.   Other income

     Other income for the six and  three-month  periods  ended June 30, 2003 and
     2002 is summarized as follows:

                                Six Months                     Three-months
                                ----------                     ------------
                            2003           2002            2003            2002
                            ----           ----            ----            ----
     Management fees      $2,309           $969          $1,138            $473
     Other                    12            115            (16)              62
                          ------         ------          ------            ----
                          $2,321         $1,084          $1,122            $535
                          ======         ======          ======            ====

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

     In addition,  the Company  accounts for its investment as managing  general partner in unconsolidated affordable housing limited partnerships using the equity method of accounting.  The Company's share of earnings (losses) from these  investments are included in this line item. The Company assesses the financial  status and cash flow of each of the partnerships at each balance sheet  date in order to  assess  recoverability  of its  investment  in and advances to these affiliates.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Equity in earnings (losses) of unconsolidated affiliates (continued)

     The Company's share of earnings (losses) from the Management  Companies and investment in limited  partnerships for the six and three-months ended June
     30, 2003 and 2002 is summarized as follows:

                                                                 Six Months                 Three Months
                                                                 ----------                 ------------
                                                                  2003         2002          2003          2002
                                                                  ----         ----          ----          ----
     Management fees                                         $      -       $1,417         $   -          $751
     Interest income                                                -          377             -           187
     Miscellaneous                                                  -           33             -            16
     General and administrative                                     -       (1,742)            -          (925)
     Interest expense                                               -         (386)            -          (173)
     Other expense                                                  -         (199)            -          (100)
                                                              -------      -------         -----         -----
     Net loss                                                       -        ($500)            -         ($244)
                                                              -------      -------         -----         -----
     Company's share                                                -        ($503)            -         ($242)
     Company's share of earnings (losses)
     from investment in limited partnerships                   (1,184)        (597)         (444)           18
                                                              -------      -------         -----         -----

     Equity in earnings (losses) of unconsolidated
     affiliates                                               ($1,184)     ($1,100)        ($444)        ($224)
                                                              =======      =======         =====         =====

     The  general and  administrative  expenses  reflected  above  represent  an allocation of direct and indirect costs  incurred by the Company  estimated by  management  to be  associated  with the  operations  of the  management companies.

     In December 2002, the Company, including its equity affiliates,  determined that it would market for sale virtually all of the assets  associated  with its  interest in various  affordable  housing  limited  partnerships.  Such assets include the equity interest in the affordable housing  partnerships, loans, advances and management  contracts.  The Company recorded impairment charges  aggregating  $520  during the first six months of 2003 from monies loaned to certain equity affiliates to fund operating shortfalls, which are not anticipated to be recovered from projected sale proceeds.

     The Company intends to sell the assets in three phases:

     Phase I consists  of the  Company's  interest in 40  properties  containing
     1,357 units,  all New York State Rural  Development  properties,  which are under  contract  to be sold.  A closing  is  anticipated  during  the third quarter of 2003 at approximately book value.

     Phase II consists of the  Company's  interest in 49  properties  with 1,471 units, all Pennsylvania  Rural  Development  properties.  An offer has been accepted  for  approximately  book  value.  The  final  contract  is  being negotiated. The Company anticipates closing on this phase during the fourth quarter of 2003.

     Phase III consists of the Company's interest in the remaining 35 properties with 3,421 units,  primarily  located in Upstate New York and Pennsylvania.
     The  Company  has  received  competitive  bids and is  expected to select a qualified buyer in the next several months with closing  anticipated in the first quarter of 2004.

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

                                                              June 30,       December 31,
                                                              --------       ------------
                                                                  2003               2002
                                                                  ----               ----
     Balance Sheets:
       Real estate, net                                       $248,839           $266,613
       Other assets                                             33,135             37,764
                                                              --------           --------
         Total assets                                         $281,974           $304,377
                                                              ========           ========

       Mortgage notes payable                                 $247,149           $253,285
       Advances from affiliates                                 22,334             24,725
       Other liabilities                                        15,488             15,125
       Partners' equity (deficit)                               (2,997)            11,242
                                                              --------           --------
         Total liabilities and partners' equity (deficit)     $281,974           $304,377
                                                              ========           ========

     The  Company's  ability  to sell the  affordable  assets  on the  timelines described  above is  dependent  on a variety of factors,  some of which are outside of the Company's  control,  such as the receipt of the approvals of various partners, lenders and governmental agencies necessary for the sale.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Segment Reporting

     The  Company is engaged in the  ownership  and  management  of market  rate apartment  communities.  Each apartment  community is considered a separate operating segment.  Each segment on a stand alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation criteria under SFAS 131.
     The operating  segments are  aggregated and segregated as Core and Non-core properties.

     Non-segment  revenue to reconcile to total revenue consists of interest and dividend income and other income.  Non-segment assets to reconcile to total assets  include  cash  and  cash  equivalents,  cash in  escrows,  accounts receivable,  prepaid  expenses,  investments in and advances to affiliates, deferred charges and other assets.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Segment Reporting (continued)

     The revenues, profit (loss), and assets for each of the reportable segments are  summarized  as follows as of and for the six and  three-month  periods ended June 30, 2003, and 2002.

                                                                              Six Months                 Three Months
                                                                       ----------------------      -----------------------
                                                                           2003          2002          2003           2002
                                                                           ----          ----          ----           ----
     Revenues
     Apartments owned
       Core properties                                                 $184,046      $178,211       $93,357        $90,155
       Non-core properties                                               30,002         6,376        15,125          2,215
     Reconciling items                                                    2,620         1,878         1,231            956
                                                                       --------      --------      --------        -------
     Total Revenue                                                     $216,668      $186,465      $109,713        $93,326
     Profit (loss)
     Funds from operations:
     Apartments owned
       Core properties                                                 $100,480      $100,898       $53,415        $53,356
       Non-core properties                                               17,756         3,934         9,027          3,326
     Reconciling items                                                    2,620         1,878         1,231            956
                                                                       --------      --------      --------        -------
     Segment contribution to FFO                                        120,856       106,710        63,673         57,638
     General & administrative expenses                                   (9,701)       (5,921)       (4,582)        (2,822)
     Interest expense                                                   (42,934)      (36,713)      (21,634)       (18,909)
     Depreciation of unconsolidated affiliates                            1,113           437           564             65
     Non-real estate depreciation/amortization                           (1,147)         (403)         (538)          (190)
     Redeemable preferred dividend (Series F)                            (2,700)       (1,455)       (1,350)        (1,350)
     Equity in earnings (losses) of unconsolidated affiliates            (1,184)       (1,100)         (444)          (224)
     Impairment of assets held as General Partner                          (520)            -           (93)             -
     Income from discontinued operations before minority
       interest, depreciation and loss on disposition of property           163         3,906             -          2,070
                                                                       --------      --------      --------        -------
     Funds from Operations                                               63,946        65,461        35,596         36,278
     Depreciation - apartments owned                                    (37,377)      (31,606)      (18,933)       (16,611)
     Depreciation of unconsolidated affiliates                           (1,113)         (437)         (564)           (65)
     Redeemable preferred dividend                                        2,700         1,455         1,350          1,350
     Prepayment penalty                                                  (1,349)            -             -              -
     Impairment of real property                                           (423)            -             -              -
     Income from discontinued operations before minority
     interest and loss on disposition of property                          (163)       (2,600)            -         (1,538)
     Minority interest                                                   (7,111)       (7,746)       (5,174)        (4,003)
                                                                       --------      --------      --------        -------
     Income from continuing operations                                  $19,110       $24,527       $12,275        $15,411
                                                                       ========      ========      ========        =======

     Assets - As of June 30, 2003 and December 31, 2002
     Apartments owned:
       - Core                                                                                    $1,876,161     $1,872,424
       - Non-core                                                                                   492,828        467,570
     Reconciling items                                                                               95,387        116,272
                                                                                                 ----------     ----------
     Total Assets                                                                                $2,464,376     $2,456,266
                                                                                                 ==========     ==========

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Pro Forma Condensed Financial Information

     The Company acquired one apartment  community  ("2003 Acquired  Community")
     with 280 units in one transaction  during the six and  three-month  periods ended June 30, 2003. The total purchase price (including  closing costs) of
     $34 million  equates to approximately $121 per unit.  Consideration for the community was funded through the use of the Company's line of credit.

     In  addition,  the Company  disposed of two  apartment  communities  ("2003
     Disposed  Properties") with 552 units in two unrelated  transactions during the first  quarter of 2003.  The total  selling  price  (including  closing costs) of $19.3 million resulted in a $451 gain on sale of real estate, net of minority  interest.  Due to the prepayment of debt  associated  with the sale of one of the  properties,  a $1,349  charge was  recorded  during the first quarter.  During the second  quarter of 2003, the Company  reported a
     $131 loss,  net of  minority  interest,  relating  to  additional  expenses incurred in the same quarter for sales which took place during 2002.  These costs  represent  a change in  estimate  from those  accrued at the time of sale.

     The  following  proforma  information  was  prepared  as if  (i)  the  2003 transaction related to the acquisition of the "2003 Acquired Community" had occurred  on  January 1, 2002,  (ii) the 2002  transactions  related to the acquisition of 21 apartment  communities in seven separate transactions had occurred on January 1, 2002,  (iii) the  disposition  of the "2003 Disposed
     Properties"  had  occurred on January 1, 2002,  (iv) the 2002  transactions related  to the  disposition  of  twelve  apartment  communities  in  eight separate  transactions  had  occurred on January 1, 2002,  and (v) the 2002
     Series F Preferred  Share offering and the two common equity  offerings had occurred on January 1, 2002.  The proforma  financial  information is based
     upon  the  historical   consolidated   financial   statements  and  is  not
     necessarily  indicative of the  consolidated  results which  actually would have occurred if the  transactions had been consummated at the beginning of
     2002, nor does it purport to represent the results of operations for future periods.  Adjustments  to the  proforma  condensed  combined  statement  of operations  for the six and  three-months  ended  June 30,  2003 and  2002, consist  principally  of providing  net  operating  activity and  recording interest, depreciation and amortization from January 1, 2002 to the earlier of June 30, 2003 or 2002, as applicable, or the acquisition date.

                                                          For the Six-months Ended       For the Three-months Ended
                                                          ------------------------       --------------------------
                                                                     June 30                         June 30
                                                                 2003         2002             2003            2002
                                                                 ----         ----             ----            ----

     Total revenues                                          $217,164     $208,366         $109,961        $105,384

     Net income available to common shareholders               13,618       16,652            9,152           7,981

     Per common share data:
     Net income available to common shareholders
         Basic                                                  $0.49        $0.64            $0.32           $0.30
         Diluted                                                $0.48        $0.63            $0.32           $0.29

     Weighted average numbers of shares outstanding:
         Basic                                             27,881,682   26,035,093       28,289,752      26,757,916
         Diluted                                           28,307,215   26,357,858       28,807,558      27,154,156

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Derivative Financial Instruments

     The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt. As of June 30, 2003, the aggregate fair value of the Company's  interest rate swaps was $1,472 prior to the allocation of minority interest and is included in accrued expenses and other liabilities in the  consolidated  balance  sheets.  For the six-months  ending June 30,
     2003, as the critical terms of the interest rate swaps and the hedged items
     are  the  same,  no  ineffectiveness   was  recorded  in  the  consolidated
     statements of  operations.  All  components of the interest rate swaps were included in the  assessment of hedge  effectiveness.  The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to  terminate  the  contract  at the  reporting  date and is estimated using interest rate market pricing models.

11.  Disposition of Property and Discontinued Operations

     Included in discontinued operations for the six-month period ended June 30,
     2002 are fourteen apartment community  dispositions (two and twelve sold in
     2003  and  2002,  respectively)  and two  properties  sold in 2003  for the six-month  period  ended June 30, 2003.  For  purposes of the  discontinued
     operations  presentation,   the  Company  only  includes  interest  expense
     associated with specific  mortgage  indebtedness of the properties that are sold or classified as held for sale.  Properties  classified in this manner through June 30, 2003,  have been reflected on a comparative  basis for the period ended June 30, 2002.

     As part of its strategic disposition program, during 2002, the Company sold twelve  properties with a total of 1,724 units for total  consideration  of
     $87 million,  or an average of $51 per unit. In January,  2003, the Company sold the two  apartment  communities  referred to above having 552 units in two unrelated transactions.  The total sales price of $21.1 million equates to $38 per unit.  A gain on sale of  approximately  $451,  net of  minority interest,  was recorded in the first quarter from these transactions and is reflected  in  discontinued  operations.  Due to  the  prepayment  of  debt associated  with the sale of one of the  properties,  a $1,349  charge  was recorded during the first quarter.  During the second quarter,  the Company reported a $131 loss,  net of minority  interest,  relating  to  additional expenses  incurred in the same  quarter  for sales which took place  during
     2002.  These costs represent a change in estimate from those accrued at the time of sale.

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

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Disposition of Property and Discontinued Operations (continued)

     On July 25, 2003, the Company sold one additional community with a total of
     212  units.  The total  sales  price of $10.5  million  equates  to $50 per apartment  unit. The Company  expects to record a loss on sale in the third quarter,  net of minority interest of approximately $240. This property has not been  reflected  in  discontinued  operations  at June 30,  2003 as all significant contingencies surrounding the sale had not been resolved.

     The operating  results of the  components of  discontinued  operations  are summarized  as follows for the six and  three-month  periods ended June 30,
     2003 and 2002.

                                                                     Six months                Three months
                                                                     ----------                ------------
                                                                 2003          2002          2003         2002
                                                                 ----          ----          ----         ----
     Revenues:
        Rental Income                                            $184        $6,826            $-       $2,994
        Property other income                                       6           187             -           92
                                                                 ----        ------         -----       ------
     Total Revenues                                               190         7,013             -        3,086
                                                                 ----        ------         -----       ------

              Operating and Maintenance                            (6)        2,612             -          799
        Interest expense                                           33           495             -          217
        Depreciation and amortization                               -         1,306             -          532
                                                                 ----        ------         -----       ------
     Total Expenses                                                27         4,413             -        1,548
                                                                 ----        ------         -----       ------

     Income from discontinued operations before
        minority interest and gain (loss) on
        disposition of property                                   163         2,600             -        1,538

     Minority interest                                             60         1,001             -          584
                                                                 ----        ------         -----       ------

     Income from discontinued operations before gain
       (loss) on disposition of property and related
       minority interest                                          103         1,599             -          954

     Gain (loss) on disposition of property                       320         2,689          (131)       2,729
                                                                 ----        ------         -----       ------

     Income (loss) from discontinued operations                  $423        $4,288         ($131)      $3,683
                                                                 ====        ======         =====       ======

12.  Commitments and Contingencies

     Contingencies

     In 2001,  the Company  underwent a state tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under  audit.  If the state's position  is  applied  to all tax years  through  December  31,  2001,  the assessment  would be  $1.3 million.  At the time, the Company  believed the assessment and the state's underlying  position was neither  supportable by the law nor consistent with  previously  provided  interpretative  guidance from the office of the State  Secretary  of Revenue.  After two  subsequent enactments by the state legislature during 2002 affecting the pertinent tax statute,  the  Company  has been  advised  that  its  filing  position  for
     1998-2001 should prevail.  Based upon this information as of June 30, 2003, the Company has  recorded  an accrual of $525,  representing  only its 2002 liability. Effective January 1, 2003, the Company reorganized the ownership of Home Properties  Trust,  subjecting the Company to a much lower level of tax going forward.

                        HOME PROPERTIES OF NEW YORK, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  Commitments and Contingencies (continued)

     Guarantees

     The  Company has  guaranteed  a total of $597 of debt  associated  with two entities where the Company is the general partner. All other mortgage notes payable of affiliates are non-recourse debt to the limited partnerships and the Company.  In addition,  the  Company,  through its general  partnership
     interests  in  certain  affordable  property  limited   partnerships,   has
     guaranteed  the Low Income  Housing Tax  Credits to limited  partners in 75 partnerships  totaling  approximately  $63.8 million.  As of June 30, 2003, there were no known conditions that would make such payments necessary, and no amounts have been recorded. In addition, the Company,  acting as general partner in certain  partnerships,  is  obligated  to advance  funds to meet partnership operating deficits.

13.  Impairment of Real Property

     During the first  quarter of 2003,  the Company  listed for sale a 120-unit property  located in Detroit.  As a result of tests performed in accordance with SFAS No. 144, it was  determined  that the book value of this property was in excess of the undiscounted cash flows.  Therefore,  an impairment of real property of $423 was recorded for the  three-month  period ended March
     31, 2003. This property is not reflected in discontinued  operations as all significant  contingencies  surrounding  the  potential  sale have not been resolved.

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

As of June 30, 2003, the Company had an unsecured line of credit from M & T Bank of $115 million. The Company's  outstanding balance as of June 30, 2003, was $39 million.  Borrowings  under the line of credit  bear  interest at 1.15% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the
Company's  interest expense and as a result will affect the Company's results of operations and financial  condition.  The line of credit expires on September 1,
2005.

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

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at June 30, 2003 was $144.4 million.

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
stock were converted to 839,771  common shares.  The conversion had no effect on the reported results of operations.  On May 24, 2002 the Company repurchased the remaining  1.0 million  shares  outstanding  at an amount  equivalent to 839,772 common  shares (as if the  preferred  shares had been  converted).  The  Company repurchased  the shares for $29,392  equal to the $35.00  common  stock  trading price when the transaction was consummated.  A premium of $5,025 was incurred on the repurchase.

In May and June 2000, the Company  completed the sale of $60 million of Series C
Preferred  Stock in a private  transaction  with  affiliates of Prudential  Real
Estate Investors  ("Prudential"),  Teachers Insurance and Annuity Association of
America  ("Teachers"),  affiliates  of AEW Capital  Management  and Pacific Life
Insurance Company.  The Series C Preferred Stock carries an annual dividend rate equal to the  greater  of 8.75% or the  actual  dividend  paid on the  Company's common shares into which the preferred shares can be converted.  The stock has a conversion  price of $30.25 per share and a five-year,  non-call  provision.  As part of the Series C  Preferred  Stock  transaction,  the  Company  also  issued
240,000  warrants  to  purchase  common  shares at a price of $30.25  per share, expiring in five years. On January 9, 2003,  holders of 100,000 shares of Series
C Preferred  Shares elected to convert those shares for 330,579 shares of common stock.  On May 8,  2003,  200,000  shares  of  Series C  Preferred  Shares  were converted into 661,157 shares of common stock.  The conversions had no effect on the reported results of operations.

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
On May 6, 2003,  36,800 shares of Series E Preferred  Shares were converted into
116,456 shares of common stock.  The  conversions  had no effect on the reported results of operations.

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

During 2002,  $27.4 million of common stock was issued under the Company's DRIP.
An additional  $14.5 million has been raised through the DRIP program during the first six months of 2003.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP  participants to provide for  investments in excess of the $1 thousand  maximum  monthly  investment.  In connection  with the  announcement of the February,  2002 dividend,  the Company announced such waivers will be considered beginning with the March 2002 optional cash  purchase,  as  management  believed  the stock was trading at or above its estimate  of net asset  value.  During the first  quarter of 2002,  the  Company granted 53 waivers for purchases aggregating a total of $3.9 million. No waivers were granted during the balance of 2002 or the first six months of 2003.

On August 6, 2002 the Board of Directors  increased its authorization  2,000,000 shares to  repurchase  its common stock or UPREIT units in  connection  with the
Company's stock repurchase program.  The shares/units may be repurchased through open market or privately  negotiated  transactions  at the discretion of Company management.  The  Board's  action does not  establish a target  stock price or a specific  timetable for share  repurchase.  During the six months of 2003, there were no shares or UPREIT Units repurchased by the Company.  At June 30, 2003 the
Company had  authorization  to repurchase  3,135,800  shares of common stock and
UPREIT Units under the stock repurchase program.

As of June 30, 2003,  the weighted  average rate of interest on mortgage debt is
6.34% and the weighted average maturity is approximately 8 years.  Approximately
96.7% of the debt is fixed rate. This limits the exposure to changes in interest rates, minimizing the effect on results of operations and financial condition.

Off-Balance Sheet Investments

The Company has  investments  in and advances to  approximately  136  affordable housing  limited  partnerships  where the Company acts as the  managing  general partner.  The Company  accounts for these  investments  on the equity  method of accounting,  recording  its share of the net income or loss based upon the terms of the  partnership  agreement.  To the extent  that it is  determined  that the limited  partners  cannot absorb their share of the losses,  if any, the general partner will record the limited partners' share of such losses.

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

These  partnerships  are  funded  with  non-recourse  financing.  The  Company's proportionate share of non-recourse financing was $5.6 million at June 30, 2003.
The Company has guaranteed a total of $597 of debt  associated with two of these partnerships.  In addition, the Company, including the Management Companies, has provided  loans and advances to certain of the  partnerships  aggregating  $10.4 million at June 30, 2003.  The Company  assesses the  financial  status and cash flow of each of the  partnerships  at each balance sheet date in order to assess recoverability of its investment in and advances to these affiliates.

In December 2002, the Company, including its equity affiliates,  determined that it would  market  for  sale  virtually  all of the  assets  associated  with its interest in the  aforementioned  affordable housing limited  partnerships.  Such assets  include the equity  interest  in the  affordable  housing  partnerships, loans,  advances  and  management  contracts.  The Company  recorded  impairment charges  aggregating $520 during the first six months of 2003 from monies loaned to  certain  equity  affiliates  to fund  operating  shortfalls,  which  are not anticipated to be recovered from projected sale proceeds.

The Company intends to sell the assets in three phases:

Phase I consists of the  Company's  interest in 40 properties  containing  1,357 units, all New York State Rural Development properties, which are under contract to be sold.  A  closing  is  anticipated  during  the third  quarter  of 2003 at approximately book value.

Phase II consists of the Company's  interest in 49 properties  with 1,471 units, all Pennsylvania  Rural Development  properties.  An offer has been accepted for approximately  book value. The final contract is being  negotiated.  The Company anticipates closing on this phase during the fourth quarter of 2003.

Phase III consists of the Company's interest in the remaining 35 properties with
3,421 units, primarily located in Upstate New York and Pennsylvania. The Company has received competitive bids and is expected to select a qualified buyer in the next several months with closing anticipated in the first quarter of 2004.

The  Company  plans on  retaining  the general  partner  interest in one 77-unit property located in Rochester,  New York. The property is 80% market rate and is managed as a market rate community.

Summarized  balance  sheet  information  relating  to these  partnerships  is as follows (amounts are in thousands):

                                                      June 30, 2003    December 31, 2002
                                                      -------------    -----------------
Balance Sheets:
  Real estate, net                                           $248,839           $266,613
  Other assets                                                 33,135             37,764
                                                             --------           --------
    Total assets                                             $281,974           $304,377
                                                             ========           ========

  Mortgage notes payable                                     $247,149           $253,285
  Advances from affiliates                                     22,334             24,725
  Other liabilities                                            15,488             15,125
  Partners' equity (deficit)                                   (2,997)            11,242
                                                             --------           --------
    Total liabilities and partners' equity (deficit)         $281,974           $304,377
                                                             ========           ========

The Company's ability to sell the affordable  assets on the timelines  described above is  dependent  on a variety of  factors,  some of which are outside of the
Company's  control,  such as the receipt of the  approvals of various  partners, lenders and governmental agencies necessary for the sale.

Acquisitions and Dispositions

During the first quarter of 2003,  the Company  acquired its second  property in the Boston area with 280 units in Stoughton, MA. The total purchase price of $34 million,  including closing costs,  equates to approximately  $121 per apartment unit.  The weighted  average  expected  first year  capitalization  rate on this acquisition is 7.7%.  Capitalization rate ("cap rate") is defined as the rate of interest used to convert the first year expected net  operating  income  ("NOI")
less a 3.0%  management fee into a single  present value.  NOI is defined by the
Company  as  rental  income  and  property   other  income  less  operating  and
maintenance  expenses.  Management  generally considers NOI to be an appropriate measure of operating  performance  because it helps  investors to understand the operations of a community.  In addition the apartment communities are valued and sold in the market by using a multiple of NOI.

Also during the first quarter of 2003, the Company sold two  communities  with a total of 552  apartment  units in Indiana  and Ohio for total  consideration  of
$21.1  million,  or an average of $38 per unit. A gain on sale of  approximately
$451,  net of minority  interest,  was reported in the first  quarter from these transactions and is reflected in discontinued operations.  Due to the prepayment of debt associated with the sale of Candlewood  Apartments in Indiana,  a $1,349 charge was recorded during the first quarter.

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

Subsequent  to the  end of the  second  quarter,  the  Company  sold a 212  unit community  located  in  Pennsylvania.  The total  sales  price of $10.5  million equates to $50 per apartment  unit. The Company expects to record a loss on sale in the third  quarter,  net of minority  interest of  approximately  $240.  This property has not been reflected in  discontinued  operations at June 30, 2003 as all significant contingencies surrounding the sale had not been resolved.

Contractual Obligations and Other Commitments

The primary  obligations of the Company relate to its mortgage notes payable and its borrowings  under the line of credit.  The Company's  mortgage notes payable and line of  credit  outstanding  at June 30,  2003 and  December  31,  2002 are summarized as follows (in thousands):

                                                                June 30, 2003     December 31, 2002
                                                                -------------     -----------------

Fixed rate mortgage notes payable                                  $1,312,056            $1,279,752
Variable rate mortgage notes payable                                    6,055                21,055
                                                                   ----------            ----------
Total mortgage notes payable                                        1,318,111             1,300,807
Variable rate line of credit facility                                  39,000                35,000
                                                                   ----------            ----------
Total mortgage notes payable and line of credit facility           $1,357,111            $1,335,807
                                                                   ==========            ==========

Mortgage notes payable are  collateralized by certain apartment  communities and mature at various dates from  November,  2003 through June,  2036.  The weighted average  interest rate of the Company's  variable rate notes and credit facility was 2.35% and 2.83% at June 30, 2003 and December 31,  2002,  respectively.  The weighted  average  interest rate of the Company's fixed rate notes was 6.47% and
6.50% at June 30, 2003 and December 31, 2002, respectively.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease  expires May 1, 2020,  with options to extend the term of the lease for two successive terms of twenty-five  years each. At June 30, 2003, future minimum rental  payments  required under the lease are $70 per year until the lease expires.  The lease also provides for contingent rental payments based on collected  rents.  The contingent rent expense for the six-month period ended
June 30, 2003 amounted to $70.

As  discussed  in the section  entitled  "Off-Balance  Sheet  Investments,"  the
Company  has the  following  guarantees  or  commitments  relating to its equity method  partnership  investments:  a) guarantee  for a  total  of  $597  of debt associated with two of partnerships,  b) guarantee of the low income housing tax credits to the limited  partners  for a period of five years in 75  partnerships totaling  approximately $63.8 million, and c) the obligation to advance funds to meet  partnership  operating  deficits  for  a  five  year  period  for  certain partnerships.  The Company  believes the  properties  operations  conform to the applicable  requirements as set forth above and do not anticipate any payment on these guarantees.

Capital Improvements

The  Company's  policy  is to  capitalize  costs  related  to  the  acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements  are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital
improvements  typically  include:  appliances,   carpeting  and  flooring,  HVAC
equipment,  kitchen/ bath cabinets,  new roofs,  site  improvements  and various exterior  building  improvements.  Non- recurring,  revenue  generating  capital improvements  include,  among other items:  community centers,  new windows, and kitchen/ bath apartment upgrades.  Revenue generating capital  improvements will directly result in rental earnings or expense savings.  The Company  capitalizes interest and certain internal  personnel costs related to the communities  under rehabilitation and construction.

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital expenditures. During the three and six-month period ended June
30,  2003  approximately  $131 and $262  per unit was  estimated  to be spent on recurring  capital  expenditures.  The table below  summarizes  the actual total capital  improvements  incurred by major  categories for the three and six-month periods  ended June 30, 2003 and 2002 and an estimate of the  breakdown of total capital  improvements by major categories  between recurring and  non-recurring, revenue generating capital improvements for the three and six-month period ended
June 30, 2003 as follows:

                              For the three-month period ended June 30,
                                (in thousands, except per unit data)
                                                2003                                        2002
                    -------------------------------------------------------------- ------------------------
                                                  Non-                  Total                     Total
                    Recurring        Per     Recurring       Per      Capital        Per        Capital        Per
                       Cap Ex    Unit(a)        Cap Ex   Unit(a)  Improvement    Unit(a)   Improvements    Unit(a)
                       ------    -------        ------   -------  -----------    -------   ------------    -------

New Buildings              $-         $-          $496       $12         $496       $12          $1,546        $40
Major building
improvements              945         23         5,516       133        6,461       156           5,228        137
Roof replacements         361          9           684        16        1,045        25           1,819         48
Site improvements         346          8         1,708        41        2,054        49           3,905        102
Apartment upgrades        681         16         7,788       188        8,469       204           7,776        204
Appliances                566         14           667        16        1,233        30           1,039         27
Carpeting/Flooring      1,777         43         1,269        31        3,046        74           2,666         70
HVAC/Mechanicals          523         12         2,772        67        3,295        79           3,247         85
Miscellaneous             233          6           943        23        1,176        29           1,146         30
                       ------       ----       -------      ----      -------      ----         -------       ----
Totals                 $5,432       $131       $21,843      $527      $27,275      $658         $28,372       $743
                      =======       ====       =======      ====      =======     ======        =======     ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  36,736  core  units,  2002  acquisition  units of 4,492 and 2003 acquisition units of 280 for the three-month period ended June 30, 2003 and
     36,736 core units and 2002  acquisition  units of 1,467 for the three-month period ended June 30, 2002.

                               For the six-month period ended June 30,
                                (in thousands, except per unit data)
                                                2003                                        2002
                    -------------------------------------------------------------- ------------------------
                                                  Non-                  Total                     Total
                    Recurring        Per     Recurring       Per      Capital        Per        Capital        Per
                       Cap Ex    Unit(a)        Cap Ex   Unit(a)  Improvement    Unit(a)   Improvements    Unit(a)
                       ------    -------        ------   -------  -----------    -------   ------------    -------

New Buildings              $-         $-          $883       $21         $883        $21         $3,128        $83
Major building
improvements            1,886         46         8,029       194        9,915        240         10,125        269
Roof replacements         721         17           618        15        1,339         32          2,091         56
Site improvements         691         17         2,139        52        2,830         69          5,556        148
Apartment upgrades      1,360         33        14,831       358       16,191        391         14,964        398
Appliances              1,130         27         1,158        28        2,288         55          1,957         52
Carpeting/Flooring      3,548         86         1,809        44        5,357        130          4,865        129
HVAC/Mechanicals        1,045         25         4,525       109        5,570        134          4,773        127
Miscellaneous             463         11         1,581        38        2,044         49          2,210         59
                       ------       ----       -------      ----      -------      ----         -------       ----
Totals                $10,844       $262       $35,573      $859      $46,417     $1,121        $49,669     $1,321
                      =======       ====       =======      ====      =======     ======        =======     ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  36,736  core  units,  2002  acquisition  units of 4,492 and 2003 acquisition  units of 215 for the six-month  period ended June 30, 2003 and
     36,736  core  units  and 2002  acquisition  units of 906 for the  six-month period ended June 30, 2002.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                         For the three-month period ended June 30,
                                            (in thousands, except per unit data)
                                                            2003                                      2002
                                ------------------------------------------------------------- ----------------------
                                                  Non-                  Total                     Total
                    Recurring        Per     Recurring       Per      Capital        Per        Capital        Per
                       Cap Ex       Unit        Cap Ex      Unit  Improvement       Unit   Improvements       Unit
                       ------       ----        ------      ----  -----------       ----   ------------       ----

Core Communities       $4,807       $131       $16,651      $453      $21,458       $584        $27,063       $737
2003 Acquisition
  Communities              37        131             3        12           40        143              -          -
2002 Acquisition
  Communities             588        131         5,189     1,155        5,777      1,286          1,309        892
                       ------       ----       -------      ----      -------      ----         -------       ----
Sub-total               5,432        131        21,843       527       27,275        658         28,372        743
2003 Disposed
  Communities               -        131             -         -            -          -            263        477
2002 Disposed
  Communities               -          -             -         -            -          -            655      2,324
Corporate office
  expenditures (1)          -          -             -         -          339          -            676          -
                       ------       ----       -------      ----      -------      ----         -------       ----
                       $5,432       $131       $21,843      $527      $27,614       $658        $29,966       $750
                      =======       ====       =======      ====      =======     ======        =======     ======

                                          For the six-month period ended June 30,
                                            (in thousands, except per unit data)
                                                            2003                                      2002
                                ------------------------------------------------------------- ----------------------
                                                  Non-                  Total                     Total
                    Recurring        Per     Recurring       Per      Capital        Per        Capital        Per
                       Cap Ex       Unit        Cap Ex      Unit  Improvement       Unit   Improvements       Unit
                       ------    -------        ------   -------  -----------    -------   ------------    -------

Core Communities       $9,614       $262       $26,756      $728      $36,370       $990        $48,334     $1,316
2003 Acquisition
  Communities              56        262             -         -           56        262              -          -
2002 Acquisition
  Communities           1,174        262         8,817     1,963        9,991      2,225          1,335      1,473
Sub-total              10,844        262        35,573       859       46,417      1,121        $49,669      1,319
                       ------       ----       -------      ----      -------      ----         -------       ----
2003 Disposed
  Communities               5        262             -         -            5        262            483        875
2002 Disposed
  Communities               -          -             -         -            -          -          1,002      1,987
Corporate office
  expenditures (1)          -          -             -         -          796          -          1,884          -
                       ------       ----       -------      ----      -------      ----         -------       ----
                      $10,849       $262       $35,573      $859      $47,218     $1,121        $53,038     $1,322
                      =======       ====       =======      ====      =======     ======        =======     ======

(1)  No distinction is made between recurring and non-recurring expenditures for corporate office.

Results of Operations

Summary of Core Properties

The Company had 129  apartment  communities  with 36,736  units which were owned during the six-month period being presented (the "Core Properties"). The Company has acquired an additional 22 apartment communities with 4,772 units during 2002 and 2003 (the "Acquired Communities"). In addition, the Company also disposed of
14 properties with a total of 2,276 units during 2002 and 2003 (the "Disposition
Communities").   These   dispositions   have  been  classified  as  discontinued
operations.  The inclusion of the Acquired  Communities  generally accounted for the significant  changes in operating  results for the six-months ended June 30,
2003.

A  summary  of the Core  Properties  net  operating  income  is as  follows  (in thousands):

                                      Six Months                                 Three Month
                             -------------------------------            ----------------------------
                                 2003         2002      %Chg             2003         2002      %Chg
                                 ----         ----      ----             ----         ----      ----

Rental income                $176,832     $171,731      3.0%          $89,534      $86,801      3.1%
Property other income           7,214        6,480     11.3%            3,823        3,354     14.0%
                             --------     --------     ----           -------      -------     ----
Total income                  184,046      178,211      3.3%           93,357       90,155      3.6%
Operating and
  Maintenance                 (83,566)     (77,313)    (8.1%)         (39,942)     (36,799)    (8.5%)
                             --------     --------     ----           -------      -------     ----
Net operating income         $100,480     $100,898     (0.4%)         $53,415      $53,356      0.1%
                             ========     ========     ====           =======      =======      ===

Comparison of six-months ended June 30, 2003 to the same period in 2002

Of the  $28,269  increase  in rental  income,  $23,171  is  attributable  to the
Acquired  Communities.  The  balance  of this  increase,  which is from the Core
Properties,  was the result of an increase of 3.2% in  weighted  average  rental rates,  offset by a decrease  in  occupancy  from 91.7% to 91.5%.  Occupancy  is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible  rental income.  Total possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous  charges to residents increased by $1,193. Of this increase,  $459 is  attributable  to the  Acquired  Communities  and  $734  represents  an 11.3%
increase from the Core Properties.

Interest and dividend income decreased $496 due to decreased levels of financing to affiliates and a lower interest rate environment.

Of the  $16,057  increase  in  operating  and  maintenance  expenses,  $9,804 is attributable to the Acquired  Communities.  The balance,  a $6,253 increase,  is attributable  to the Core  Properties  and is  primarily  due to an  increase in personnel expense,  repairs and maintenance,  property insurance,  utilities and snow removal  costs.  The increase in personnel and snow removal costs of $2,505 are  significantly  related  to  weather  conditions.  The  regions in which the
Company  operates,  received higher than normal snowfall,  and many regions that get very little snow were hit with unusual snow storms. A significant  amount of overtime was incurred clearing and shoveling.

General  and  administrative  expense  increased  in 2003 by  $3,780,  or 63.8%.
General and administrative  expenses as a percentage of total revenues were 4.5%
for 2003 as compared to 3.2% for 2002.  The increase  primarily is attributed to the consolidation of the Management  Companies in 2003 which added an additional
$2,270 to this line item. Previously such expenses were allocated and charged to the Management Companies and were included in the equity in earnings (losses) of unconsolidated  affiliates. Of the remaining $1,510 variance, $409 is related to the  expensing  of stock  options  for the  first  time in both of the first two quarters of 2003 and a $318 increase in incentive compensation costs compared to the same period a year ago.  The balance of this  increase  is  attributable  to incremental  increases in general and  administrative  costs related to the 2002
Acquisition Communities.

Interest  expense  increased  $6,221 due to the  increase  in the amount of debt outstanding  associated  with the Acquired  Communities  offset in part by lower interest rates.

Due to the prepayment of debt associated with the sale of Candlewood  Apartments in Indiana, a $1,349 charge was recorded during the first quarter.

Depreciation and amortization  expense  increased $7,821 due to the depreciation on the Acquisition Communities, the additions to the Core Properties, net of the
Disposition Communities.

The  impairment  of real  property of $423 relates to an apartment  community in
Detroit  currently  under contract to be sold. As a result of tests performed in accordance  with SFAS No.  144,  it was  determined  that the book value of this property was in excess of the estimated  undiscounted  cash flows. This property is not reflected in  discontinued  operations as all  significant  contingencies surrounding the sale have not been resolved.

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

The impairment of assets held as General  Partner of $520,  represents  advances made to certain of the affordable property limited partnerships during the first six months of 2003 which the Company  believes  will not be repaid upon the sale of the loans.

The  equity in  earnings  (losses)  of  unconsolidated  affiliates  of $1,184 is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."

Minority  interest  decreased  $635 due to the  impairment  of real property and assets  held by the  General  Partner  recorded  in the first six months of 2003 together  with an overall  reduction  in income from  operations  as a result of increased  interest and  depreciation  costs as compared to the previous period.
Both of these  items  were  offset  by the  impact  of the  premium  paid on the repurchase of the Series B Convertible Cumulative Preferred Stock which had been treated  as a charge  to net  income  available  to common  shareholders  in the previous year.

Included in discontinued operations for the six-month period ended June 30, 2002 are fourteen apartment  community  dispositions (two and twelve sold in 2003 and
2002,  respectively)  and two properties  sold in 2003 for the six-months  ended
June 30, 2003. The operations of these fourteen  properties  have been reflected on a comparative basis for the period ended June 30, 2002.

The Company  reported a $245 loss, net of minority  interest,  on disposition of property in the first quarter of 2002 relating to additional  expenses  incurred in the same quarter for a sale which closed in the fourth quarter of 2001. These costs represented a change in estimate from those accrued at the time of sale.

Comparison of the three-months ended June 30, 2003 to the same period in 2002

Of the $12,432 increase in rental income, $9,699 is attributable to the Acquired
Communities.  The balance of this increase,  which is from the Core  Properties, was the  result  of an  increase  of  3.1% in  weighted  average  rental  rates.
Occupancy  reflected no change and was 92.3% for each of the quarters ended June
30, 2003 and 2002.  Occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total  possible  rental  income.
Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $681. Of this increase,  $212 is attributable to the Acquired Communities and $469 represents a 14% increase from the Core Properties.

Interest and dividend income decreased $313 due to decreased levels of financing to affiliates and a lower interest rate environment.

Of the  $7,352  increase  in  operating  and  maintenance  expenses,  $4,209  is attributable to the Acquired  Communities.  The balance,  a $3,143 increase,  is attributable  to the Core  Properties  and is  primarily  due to an  increase in repairs and maintenance,  personnel expense,  utilities, and property insurance, offset by a decrease in real  estate  taxes.  The  increase  in  utilities  is a combination  of a colder  spring  than  usual,  as well as  renewal  of  certain contracts  during the 2003 current  quarter at higher rates compared to the year ago quarter.  The  increase in repairs and  maintenance  reflects the  Company's continual focus on properly  maintaining  the  communities.  Property  insurance expenses  in 2002  continued  to benefit  from the legal  settlement  received a couple of years  ago.  The  increase  in  personnel  costs  reflects  efforts to increase  occupancy.  The  property  management  teams have been  challenged  to increase  occupancy  while  selectively  giving  up  some  rental  rate  growth.
Additional staffing,  plus overtime hours to improve the Company's capture rate, contributed to the increased personnel costs.

General and administrative  expense increased in 2003 by $1,760, or 62%. General and administrative expenses as a percentage of total revenues were 4.2% for 2003 as  compared to 2.9% for 2002.  The  increase  primarily  is  attributed  to the consolidation  of the  Management  Companies  in 2003 which added an  additional
$1,113 to this line item. Previously such expenses were allocated and charged to the Management Companies and were included in the equity in earnings (losses) of unconsolidated  affiliates.  Of the remaining $647 variance,  $207 is related to the expensing of stock options for the first time in the second  quarter of 2003 and a $63 increase in incentive compensation costs compared to the same period a year ago. The balance of this increase is attributable to incremental  increases in general and administrative costs related to the 2002 Acquisition Communities.

Interest  expense  increased  $2,725 due to the  increase  in the amount of debt outstanding  associated  with the Acquired  Communities  offset in part by lower interest rates.

Depreciation and amortization  expense  increased $3,202 due to the depreciation on the Acquisition Communities, the additions to the Core Properties, net of the
Disposition Communities.

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

The  impairment of assets held as General  Partner of $93,  represents  advances made to certain  of the  affordable  property  limited  partnerships  during the second  quarter of 2003 which the Company  believes  will not be repaid upon the sale of the loans.

The  equity  in  earnings  (losses)  of  unconsolidated  affiliates  of  $444 is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."

Minority interest  increased $1,171 as a result of the reduced level of gains on disposition  of real property  reflected in  discontinued  operations in 2003 as compared  to the same  period one year ago,  offset by an overall  reduction  in income from operations as a result of increased  interest and depreciation costs as compared to the previous period. In addition,  these items were offset by the impact  of the  premium  paid on the  repurchase  of the  Series  B  Convertible
Cumulative  Preferred  Stock  which had been  treated  as a charge to net income available to common shareholders in the previous year.

Included in discontinued  operations for the  three-month  period ended June 30,
2002 are fourteen apartment community  dispositions (two and twelve sold in 2003 and 2002,  respectively)  and two properties  sold in 2003 for the  three-months ended June 30, 2003.  The  operations  of these  fourteen  properties  have been reflected on a comparative  basis for the period ended June 30, 2002. During the second  quarter,  the Company  reported a $131 loss,  net of minority  interest, relating to  additional  expenses  incurred in the same  quarter for sales which took place during 2002.  These costs  represent a change in estimate  from those accrued at the time of sale.

Funds From Operations

Pursuant to the revised  definition of Funds From Operations  ("FFO") adopted by the Board of  Governors of the National  Association  of Real Estate  Investment
Trusts  ("NAREIT"),  FFO is defined as net income  (computed in accordance  with accounting  principles  generally  accepted  in the  United  States  of  America
("GAAP"))  excluding gains or losses from sales of property,  minority  interest
and  extraordinary   items  plus  depreciation  from  real  property   including
adjustments for  unconsolidated  partnerships  and joint ventures less dividends from non-convertible preferred shares. The Company considers debt extinguishment costs  which are  incurred as a result of repaying  property  specific  debt and non-cash real estate impairment  charges,  as a component of the gain or loss on sale of the  property.  Because  of the  limitations  of the FFO  definition  as
published  by  NAREIT  as  set  forth  above,   the  Company  has  made  certain
interpretations in applying the definition. The Company believes all adjustments not specifically provided for are consistent with the definition.

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not  necessarily  indicative of cash  available to fund cash needs.  Cash provided by  operating  activities  was  $76,303  and $73,148 for the  six-month period ended and $42,794 and $43,832 for the  three-month  period ended June 30,
2003 and 2002,  respectively.  Cash used in investing activities was $56,707 and
$174,345  for the  six-month  period  ended and  $25,850  and  $115,954  for the three-month  period ended June 30, 2003 and 2002,  respectively.  Cash (used in)
and  provided  by  financing  activities  was  ($21,668)  and  $103,217  for the six-month  period ended and  ($19,033)  and $24,130 for the  three-month  period ended June 30, 2003 and 2002,  respectively.  FFO should not be considered as an alternative  to net income as an indication of the Company's  performance  or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common
Shareholders  for the six and  three-months  ended  June  30,  2003 and 2002 are presented below (in thousands):

                                                                             Six Months              Three Months
                                                                       --------------------       ------------------
                                                                          2003         2002        2003         2002
                                                                          ----         ----        ----         ----

Net income available to common shareholders                            $12,813      $16,311      $8,942      $10,201
Convertible preferred dividends                                          4,010        5,779       1,842        2,502
Minority interest                                                        7,111        7,746       5,174        4,003
Minority interest - income from discontinued operations                     60        1,001           -          584
Depreciation from real property                                         37,377       31,606      18,933       16,611
Depreciation from real property from unconsolidated entities             1,113          437         564           65
Impairment of real property                                                423            -           -            -
Loss on disposition of property                                             10          245          10           16
Prepayment penalty from early extinguishment of debt in
   connection with sale of Candlewood Apartments                         1,349            -           -            -
(Gain) loss on disposition of discontinued operations, net of
   minority interest                                                     (320)      (2,689)         131      (2,729)
                                                                      --------     --------    --------     --------
FFO as defined above                                                    63,946       60,436      35,596       31,253

Premium on Series B preferred stock repurchase                               -        5,025           -        5,025
                                                                      --------     --------    --------     --------

FFO as adjusted by the Company                                         $63,946      $65,461     $35,596      $36,278

Weighted average common shares/units outstanding:
         - Basic                                                      44,044.6     41,422.5    44,473.7     42,013.0
                                                                      ========     ========    ========     ========
         - Diluted                                                    47,417.2     46,384.0    47,693.2     46,664.5
                                                                      ========     ========    ========     ========

On May 24, 2002 the Company  repurchased  the 1.0 million shares  outstanding of the Series B preferred  stock at an amount  equivalent to 839,772  common shares
(as if the  preferred  shares had been  converted).  The stock had a liquidation preference of $25.00 per share,  a conversion  price of $29.77 per share,  and a five-year,  non-call  provision.  The Company repurchased the shares for $29,392 equal  to the  $35.00  common  stock  trading  price  when the  transaction  was consummated. A premium of $5,025 was incurred on the repurchase.

In the  adjusted  presentation  above,  the Company  excluded the premium on the
Series B preferred  stock.  The Company  believes that this  calculation is more reflective  of continuing  operations  as the premium was  considered a one time charge. All REITs may not be using the same definition for FFO. Accordingly, the above  presentation  may not be comparable to other similarly titled measures of
FFO of other REITs.

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

                  Calculation Presented for Series F Covenants

                                                                                  Three-months ended
                                                                                  ------------------
                                                                      June 30      Mar. 31      Dec. 31      Sept. 30
                                                                         2003         2003         2002          2002
                                                                         ----         ----         ----          ----

   EBITDA
        Total revenues                                               $109,713     $106,955     $105,715      $102,184
        Net operating income from discontinued operations                   -          196          299           618
        Operating and maintenance                                    (46,040)     (49,772)     (44,199)      (40,598)
        General and administrative                                    (4,582)      (5,119)      (3,891)       (2,837)
        Impairment of assets held as General Partner                     (93)        (427)      (3,183)             -
        Equity in earnings (losses) of unconsolidated
        affiliates                                                      (444)        (740)     (16,085)         (308)
                                                                     --------     --------     --------      --------
                                                                      $58,554      $51,093      $38,656       $59,059
   Fixed Charges
        Interest expense                                              $21,634      $21,300      $20,350       $19,990
        Interest expense on discontinued operations                         -           33            -             -
        Preferred dividends                                             3,192        3,518        3,717         3,793
        Capitalized interest                                              230          230          230           230
                                                                     --------     --------     --------      --------
                                                                      $25,056      $25,081      $24,297       $24,013
                                                                                                    (1)
   Times Coverage ratio:                                                 2.34         2.04         1.59          2.46

(1)  Results for the quarter  reflect  impairment and other charges  relating to certain government assisted properties  ("affordable  properties") in which the Company is a general  partner as  described in more detail in the notes to the Company's annual report filed on form 10K.  Excluding the impairment and other charges of $18,074,  the fixed charge  coverage  ratio would have been 2.34.

Economic Conditions

Substantially all of the leases at the Company's apartment communities are for a term of one year or less, which enables the Company to seek increased rents upon renewal of  existing  leases or  commencement  of new leases.  These  short-term leases  minimize the  potential  adverse  effect of inflation on rental  income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

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

Declaration of Dividend

On August 5, 2003, the Board of Directors  approved a dividend of $.61 per share for the  quarter  ended  June 30,  2003.  This is the  equivalent  of an  annual distribution  of $2.44 per share.  The  dividend  is payable  August 28, 2003 to shareholders of record on August 18, 2003.

On August 5, 2003 the Company  also  declared a regular  dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  August 31,  2003.  The  dividend on the  preferred  shares is payable on
September 2, 2003, to  shareholders  of record on August 18, 2003. This dividend is equivalent to an annualized rate of $2.25 per share.

Contingency

In 2001, the Company  underwent a state tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's  position is applied to all tax years  through  December 31, 2001,  the  assessment  would be
$1.3 million.  At the time, the Company  believed the assessment and the state's underlying  position  was  not  supportable  by  the  law  nor  consistent  with previously  provided  interpretative  guidance  from  the  office  of the  State
Secretary of Revenue.  After two subsequent  enactments by the state legislature during 2002  affecting the  pertinent tax statute,  the Company has been advised that  its  filing  position  for  1998-2001  should  prevail.  Based  upon  this information  as of June 30,  2003,  the Company has recorded an accrual of $525, representing  only its 2002  liability.  Effective  January 1, 2003, the Company reorganized the ownership of Home Properties Trust,  subjecting the Company to a much lower level of tax going forward.

New Accounting Standard

In January  2003,  the FASB issued  Interpretation  No. 46 -  "Consolidation  of
Variable  Interest  Entities",  an  interpretation of ARB No. 51 - "Consolidated
Financial Statements." The interpretation  addresses consolidation by businesses
of  special  purpose  entities  (variable  interest   entities,   "VIE").   This
interpretation  addresses  consolidation  by  business  enterprises  of variable interest  entities in which the equity  investment at risk is not  sufficient to permit the entity to finance  its  activities  without  additional  subordinated financial  support  from other  parties or in which the equity  investors do not
have  the   characteristics   of  a   controlling   financial   interest.   This
interpretation  requires  a variable  interest  entity to be  consolidated  by a company if that  company  is subject to a majority  of the risk of loss from the variable interest  entity's  activities or entitled to receive a majority of the entity's residual returns or both. The interpretation also requires  disclosures about variable interest entities that the company is not required to consolidate but  in  which  it  has  a  significant  variable  interest.  The  consolidation requirements  of this  interpretation  apply  immediately  to variable  interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to existing  variable  interest  entities.
Management is uncertain  but is assuming it is reasonably  possible that each of the  limited  partnerships  in which it holds the general  partnership  interest would be considered a VIE where the Company is the primary beneficiary, and as a result the  Company  would  consolidate  all or a certain  number of the limited partnership's assets and liabilities.

In April 2003,  the FASB  issued SFAS No. 149  "Amendment  of  Statement  133 on
Derivative  Instruments  and  Hedging  Activities".  This  Statement  amends and
clarifies  financial  accounting  and  reporting  for  derivative   instruments,
including  certain  derivative  instruments  embedded in other contracts and for hedging  activities under SFAS No. 133,  "Accounting for Derivative  Instruments and Hedging  Activities." This Statement is effective for contracts entered into or modified  after June 30, 2003.  The provisions of FAS 149 are not expected to have a material impact on the Company's financial statements.

In May 2003, FASB issued SFAS 150, "Accounting for Certain Financial Instruments
with Characteristics of Both Liabilities and Equity." This Statement establishes
standards  for  how  an  issuer   classifies  and  measures  certain   financial
instruments with  characteristics  of both  liabilities and equity.  It requires that an issuer  classify a  financial  instrument  that is within its scope as a liability (or an asset in some  circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June
15, 2003. The Company is still in the process of evaluating the potential impact of this standard on its financial statements.

                        HOME PROPERTIES OF NEW YORK, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The  Company's  primary  market risk exposure is interest rate risk. At June 30,
2003 and December  31, 2002,  approximately  97% and 96%,  respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately  8 years and a weighted  average  interest  rate of  approximately
6.47% and  6.50%,  respectively.  The  remainder  of the  Company's  debt  bears interest at variable rates with a weighted  average  maturity of approximately 4 and 2 years,  respectively,  and a weighted  average  interest rate of 2.87% and
2.83%,  respectively,  at June 30, 2003 and December 31, 2002.  The Company does not intend to utilize variable rate debt to acquire properties in the future. On occasion,  the  Company  may  assume  variable  rate debt in  connection  with a property  acquisition.  The Company  believes,  however,  that in no event would increases in interest expense as a result of inflation  significantly impact the
Company's distributable cash flow.

At June 30, 2003 and December 31, 2002,  the interest rate risk on $25.2 million of such variable rate debt has been  mitigated  through the use of interest rate swap agreements (the "Swaps") with major financial institutions.  The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps.  The Company  believes it mitigates  its credit risk by entering into these Swaps with major financial institutions.  The Swaps effectively convert an aggregate of $25.2 million in variable  rate  mortgages to fixed rates of 5.91%,
8.22% and 8.40%.

For both June 30, 2003 and December 31,  2002,  the fair value of the  Company's fixed rate debt,  including the $25.2 million which was swapped to a fixed rate, amounted to a liability of $1.5 billion  compared to its carrying amount of $1.3 billion.  The  Company  estimates  that a 100  basis  point  decrease  in market interest  rates  at June 30,  2003  would  have  changed  the fair  value of the
Company's fixed rate debt to a liability of $1.6 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its debt  portfolio  and may enter  into swap  positions  based  upon  market fluctuations.  In  addition,  the  Company  believes  that it has the ability to obtain  funds  through  additional  equity  offerings  or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does  not  plan to,  enter  into any derivative financial instruments for trading or speculative purposes. As of June
30, 2003, the Company had no other material exposure to market risk.

                        HOME PROPERTIES OF NEW YORK, INC.

                            ITEM 4. INTERNAL CONTROLS

The Company  maintains  disclosure  controls and procedures that are designed to ensure that information  required to be disclosed in the Company's  Exchange Act reports is recorded, processed,  summarized and reported within the time periods specified in the Securities and Exchange  Commission's rules and forms, and that such  information  is accumulated  and  communicated  to the Company's  Co-Chief
Executive Officers and Chief Financial  Officer,  as appropriate to allow timely decisions  regarding  required  disclosure.  In  designing  and  evaluating  the disclosure controls and procedures,  management recognized that any controls and procedures,  no  matter  how  well  designed  and  operated,  can  provide  only reasonable assurance of achieving the desired control objectives, and management necessarily  was required to apply its judgment in evaluating  the  cost-benefit relationship  of  possible  controls  and  procedures.  Also,  the  Company  has investments in certain unconsolidated  entities. As the Company does not control these  entities,  the  disclosure  controls  with  respect to such  entities are necessarily substantially more limited than those maintained with respect to the
Company's consolidated subsidiaries.

The Co-Chief  Executive Officers and Chief Financial Officer have, as of the end of the period covered by this quarterly  report,  evaluated the effectiveness of the  disclosure  controls  and  procedures  (as defined in Rules  13a-15(e)  and
15d-15(e)  under the  Securities  Exchange  Act of 1934,  as  amended)  and have determined  that such  disclosure  controls  and  procedures  are  adequate.  In connection with the evaluation, no change in the Company's internal control over financial  reporting  (as defined in Rules  13a-15(f)  and  15d-15(f)  under the
Securities  Exchange Act of 1934, as amended) was identified that has materially affected,  or is reasonably likely to materially  affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

                        HOME PROPERTIES OF NEW YORK, INC.

Item 6. Exhibits and Reports or Form 8-K

(a)  Exhibit 31.1 Section 302 Certifications of Chief Executive Officers

     Exhibit 31.2 Section 302 Certification of Chief Financial Officer

     Exhibit 32.1 Section 906 Certifications of Chief Executive Officers

     Exhibit 32.2 Section 906 Certification of Chief Financial Officer

(b)  Reports on Form 8-K:

     -    Form 8-K was filed on August 8, 2003,  date of report  August 8, 2003, as amended by Form 8-K/A  filed on August 14,  2003,  with  respect to
          Items 7 and 12 disclosures  regarding the  Registrant's  press release announcing  its results for the second  quarter of 2003 and the second quarter 2003 investor conference call.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                            HOME PROPERTIES OF NEW YORK, INC.
                                            (Registrant)

                                            Date:    August 14, 2003

                                            By:      /s/ Norman P. Leenhouts
                                                     -----------------------
                                                     Norman P. Leenhouts
                                                     Chairman and
                                                     Co-Chief Executive Officer

                                            Date:    August 14, 2003
                                                     -----------------------

                                            By:      /s/ David P. Gardner
                                                     David P. Gardner
                                                     Senior Vice President and
                                                     Chief Financial Officer