Form 10-Q
period 2003-09-30
HOME PROPERTIES INC
filed 2003-11-14
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (Mark One)

          (X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15  (d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                -------------------------------------------------

                                       OR

          ( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13136
                         ------------------------------

                              HOME PROPERTIES, INC.
                              ---------------------
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

                                 (585) 546-4900
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

                                  YES  X     NO
                                      ---       ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).

                                   YES X     No
                                      ---       ---

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:

Class of Common Stock                           Outstanding at October 31, 2003
---------------------                           -------------------------------
    $.01 par value                                        30,839,400

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             September 30, 2003 (Unaudited) and December 31, 2002                        3

         Consolidated Statements of Operations (Unaudited) -
             Nine months ended September 30, 2003 and 2002                               4

         Consolidated Statements of Operations (Unaudited) -
             Three months ended September 30, 2003 and 2002                              5

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Nine months ended September 30, 2003 and 2002                               6

         Consolidated Statements of Comprehensive Income (Unaudited) -                   7
             Three months ended September 30, 2003 and 2002

         Consolidated Statements of Cash Flows (Unaudited) -                             8
             Nine months ended September 30, 2003 and 2002

         Notes to Consolidated Financial Statements (Unaudited)                       9-21

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                           23-37

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     38

Item 4.  Controls and Procedures                                                        39

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               40

         Signatures                                                                  41-46

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            2003               2002
                                                                                            ----               ----
                                                                                     (Unaudited)           (Note 1)
ASSETS
Real estate:
  Land                                                                               $   389,513         $  376,998
  Buildings, improvements and equipment                                                2,347,624          2,220,280
                                                                                      ----------         ----------
                                                                                       2,737,137          2,597,278
  Less:  accumulated depreciation                                                    (311,795)       (257,284)
                                                                                      ----------         ----------
         Real estate, net                                                              2,425,342          2,339,994

Cash and cash equivalents                                                                  7,251              8,782
Cash in escrows                                                                           41,089             45,735
Accounts receivable                                                                        5,683              7,576
Prepaid expenses                                                                          18,685             19,046
Investment in and advances to affiliates                                                   5,967             19,475
Deferred charges                                                                           8,759              9,093
Other assets                                                                              10,163              6,565
                                                                                      ----------         ----------
         Total assets                                                                 $2,522,939         $2,456,266
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                $1,346,470         $1,300,807
Line of credit                                                                            64,000             35,000
Accounts payable                                                                          15,716             19,880
Accrued interest payable                                                                   6,999              6,612
Accrued expenses and other liabilities                                                    15,545             12,412
Security deposits                                                                         22,229             22,252
                                                                                      ----------         ----------
         Total liabilities                                                             1,470,959          1,396,963
                                                                                      ----------         ----------

Commitments and contingencies
Minority interest                                                                        330,045            333,061
                                                                                      ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 2,400,000 shares issued and outstanding at
     September 30, 2003 and December 31, 2002                                             60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 350,000 and 1,086,800 shares issued and outstanding at
     September 30, 2003 and December 31, 2002, respectively                               34,500            107,680
   Common stock, $.01 par value; 80,000,000 shares authorized; 30,605,627 and
     27,027,003 shares issued and outstanding at September 30, 2003 and
     December 31, 2002, respectively                                                         306                270
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                     -                  -
   Additional paid-in capital                                                            746,854            649,489
   Accumulated other comprehensive income (loss)                                      (707)       (972)
   Distributions in excess of accumulated earnings                                    (118,698)       (89,452)
   Officer and director notes for stock purchases                                     (320)       (773)
                                                                                      ----------         ----------
         Total stockholders' equity                                                      721,935            726,242
                                                                                      ----------         ----------
         Total liabilities and stockholders' equity                                   $2,522,939         $2,456,266
                                                                                      ==========         ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            2003              2002
                                                                                            ----              ----
Revenues:
   Rental income                                                                         $310,371         $272,237
   Property other income                                                                   11,716           10,698
   Interest and dividend income                                                               402            1,079
   Other income                                                                             3,349            1,630
                                                                                       ----------       ----------
         Total Revenues                                                                   325,838          285,644
                                                                                       ----------       ----------

Expenses:
   Operating and maintenance                                                              141,230          118,866
   General and administrative                                                              14,371            8,758
   Interest                                                                                64,026           56,112
   Prepayment penalty                                                                       1,610                -
   Depreciation and amortization                                                           58,177           47,453
   Impairment of assets held as General Partner                                             2,408              350
                                                                                       ----------      -----------
         Total Expenses                                                                   281,822          231,539
                                                                                       ----------       ----------
Income from operations                                                                     44,016           54,105
Equity in earnings (losses) of unconsolidated affiliates                               (1,497)      (1,408)
                                                                                       ----------       ----------
Income before minority interest and discontinued operations                                42,519           52,697
Minority interest                                                                          11,935           13,965
                                                                                       ----------        ---------
Income from continuing operations                                                          30,584           38,732
                                                                                       ----------       ----------
Discontinued operations
   Income from operations, net of $105 in 2003 and $868 in 2002 allocated to
     minority interest                                                                        191            1,372
   Gain on disposition of property, net of $207 in 2003 and $3,402 in 2002
     allocated to minority interest                                                           355            5,601
                                                                                       ----------       ----------
Discontinued operations                                                                       546            6,973
                                                                                       ----------       ----------
Income before loss on disposition of property                                              31,130           45,705
Loss on disposition of property, net of $1 in 2003 and $157 in 2002 allocated
     to minority interest                                                              (2)      (245)
                                                                                       ----------       ----------
Net income                                                                                 31,128           45,460
Preferred dividends                                                                    (9,356)      (11,027)
Premium on Series B preferred stock repurchase                                                  -       (5,025)
                                                                                       ----------       ----------
Net income available to common shareholders                                             $  21,772        $  29,408
                                                                                       ==========       ==========

Basic earnings per share data:
   Income from continuing operations                                                         $.74           $  .87
   Discontinued operations                                                                    .02              .27
                                                                                       ----------       ----------
Net income available to common shareholders                                                  $.76            $1.14
                                                                                       ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                                         $.73           $  .86
   Discontinued operations                                                                    .02              .27
                                                                                       ----------       ----------
Net income available to common shareholders                                                  $.75            $1.13
                                                                                       ==========       ==========

Weighted average number of shares outstanding:
  Basic                                                                                28,485,398       25,780,578
                                                                                       ==========       ==========
  Diluted                                                                              28,874,160       26,099,471
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             2003             2002
                                                                                             ----             ----
Revenues:
   Rental income                                                                         $106,091        $  95,957
   Property other income                                                                    3,978            4,120
   Interest and dividend income                                                               103              284
   Other income                                                                             1,028              546
                                                                                       ----------       ----------
         Total Revenues                                                                   111,200          100,907
                                                                                       ----------       ----------

Expenses:
   Operating and maintenance                                                               46,472           39,923
   General and administrative                                                               4,670            2,837
   Interest                                                                                21,456           19,713
   Prepayment penalty                                                                         261                -
   Depreciation and amortization                                                           19,976           16,992
   Impairment of assets held as General Partner                                             1,888              350
                                                                                       ----------       ----------
         Total Expenses                                                                    94,723           79,815
                                                                                       ----------       ----------
Income from operations                                                                     16,477           21,092
Equity in earnings (losses) of unconsolidated affiliates                               (313)     (308)
                                                                                       ----------       ----------
Income before minority interest and discontinued operations                                16,164           20,784
Minority interest                                                                           4,776            6,391
                                                                                       ----------       ----------
Income from continuing operations                                                          11,388           14,393
                                                                                       ----------       ----------
Discontinued operations
   Income (loss) from operations, net of $95 in 2003 and ($271) in 2002
     allocated to minority interest                                                           173             (449)
   Gain on disposition of property, net of $19 in 2003 and $1,756 in 2002
     allocated to minority interest                                                            35            2,912
                                                                                       ----------       ----------
Discontinued operations                                                                       208            2,463
                                                                                       ----------       ----------
Income before loss on disposition of property                                              11,596           16,856
Gain on disposition of property, net of $5 allocated to minority interest                       8                -
                                                                                       ----------       ----------
Net income                                                                                 11,604           16,856
Preferred dividends                                                                    (2,646)      (3,793)
                                                                                       ----------       ----------
Net income available to common shareholders                                             $   8,958         $ 13,063
                                                                                       ==========       ==========

Basic earnings per share data:
   Income from continuing operations                                                         $.30             $.40
   Discontinued operations                                                                      -              .09
                                                                                       ----------       ----------
Net income available to common shareholders                                                  $.30             $.49
                                                                                       ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                                         $.30             $.40
   Discontinued operations                                                                      -              .09
                                                                                       ----------       ----------
Net income available to common shareholders                                                  $.30             $.49
                                                                                       ==========       ==========

Weighted average number of shares outstanding:
  Basic                                                                                29,522,274       26,428,655
                                                                                       ==========       ==========
  Diluted                                                                              30,037,671       26,755,132
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                   2003           2002
                                                                                   ----           ----
Net income                                                                      $31,128        $45,460
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                                      265     (67)
                                                                                -------        -------

Comprehensive income                                                            $31,393        $45,393
                                                                                =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                   2003           2002
                                                                                   ----           ----
Net income                                                                      $11,604        $16,856
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                                      173        (348)
                                                                                -------        -------

Comprehensive income                                                            $11,777        $16,508
                                                                                =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                             2003           2002
                                                                                             ----           ----
       Cash flows from operating activities:
         Net income                                                                      $ 31,128       $ 45,460
                                                                                       ----------     ----------
         Adjustments to reconcile net income to net cash provided by operating activities:

            Equity in (earnings) losses of unconsolidated affiliates                        1,497          1,408
            Income allocated to minority interest                                          12,246         18,078
            Depreciation and amortization                                                  59,681         50,181
            Impairment of assets held as General Partner                                    2,408            350
            Impairment of real property                                                       423          1,565
            Gain on disposition of property                                             (559)     (8,601)
            Loss from early extinguishment of debt                                          1,610              -
            Changes in assets and liabilities:
               Other assets                                                                   517      (1,301)
               Accounts payable and accrued liabilities                                 (418)     (1,145)
                                                                                       ----------     ----------
                Total adjustments                                                          77,405         60,535
                                                                                       ----------     ----------
                Net cash provided by operating activities                                 108,533        105,995
                                                                                       ----------     ----------

       Cash flows used in investing activities:
          Purchase of properties and other assets, net of mortgage
           notes assumed and UPREIT Units issued                                        (66,760)      (222,345)
          Additions to properties                                                       (78,658)     (83,838)
          Proceeds from sale of properties, net                                            38,313         79,374
          Advances to affiliates                                                        (2,445)     (8,244)
          Payments on advances to affiliates                                                7,411         12,733
                                                                                       ----------     ----------
                Net cash used in investing activities                                    (102,139)      (222,320)
                                                                                       ----------     ----------

       Cash flows from financing activities:
          Proceeds from sale of preferred stock, net                                            -         58,098
          Proceeds from sale of common stock, net                                          29,688         47,451
          Repurchase of Series B preferred stock                                                -      (29,392)
          Proceeds from mortgage notes payable                                             77,367        118,472
          Payments of mortgage notes payable                                            (56,939)     (46,229)
          Payment of prepayment penalty in connection with the early
             extinguishment of debt                                                     (1,610)             -
          Proceeds from line of credit                                                    154,000        161,000
          Payments on line of credit                                                     (125,000)      (107,500)
          Payments of deferred loan costs                                               (822)     (3,001)
          Additions to cash escrows, net                                                    4,646      (4,685)
          Repayment of officer loans                                                          453          4,555
          Dividends and distributions paid                                              (89,708)     (85,349)
                                                                                       ----------     ----------
                Net cash provided by (used in) financing activities                     (7,925)       113,420
                                                                                       ----------     ----------

       Net decrease in cash and cash equivalents                                        (1,531)     (2,905)
       Cash and cash equivalents:
          Beginning of year                                                                 8,782         10,719
                                                                                       ----------     ----------
          End of year                                                                  $    7,251     $    7,814
                                                                                       ==========     ==========
       Supplemental disclosure of non-cash operating, investing and financing activities:
       Mortgage loans assumed associated with property acquisitions                     $  25,235       $128,678
       Conversion of preferred to common stock                                             73,180          6,320
       Exchange of UPREIT Units/partnership interest for common shares                      4,686          1,929
       Fair value of hedge instruments                                                      1,205          1,611
       Issuance of UPREIT Units associated with property and other acquisitions             4,806         11,526
       Increase in real estate associated with the purchase of UPREIT units                 3,000              -
       Compensation cost of stock options issued                                              675              -

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements

     The interim consolidated financial statements of Home Properties, Inc. (the
     "Company")  have been prepared in  accordance  with  accounting  principles generally  accepted in the United  States of America for interim  financial information and the applicable  rules and regulations of the Securities and
     Exchange Commission.  Accordingly,  certain disclosures accompanying annual financial  statements  prepared in accordance  with  accounting  principles generally  accepted  in the  United  States of  America  are  omitted.  The year-end balance sheet data was derived from audited financial  statements, but does not include all  disclosures  required  by  accounting  principles generally  accepted  in the United  States of  America.  In the  opinion of
     management,   all  adjustments,   consisting  solely  of  normal  recurring
     adjustments,  necessary  for  the  fair  presentation  of the  consolidated financial  statements  for the  interim  periods  have been  included.  The current  period's  results of operations are not necessarily  indicative of results  which  ultimately  may be  achieved  for  the  year.  The  interim consolidated  financial  statements  and  notes  thereto  should be read in conjunction  with the consolidated  financial  statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

2.   Organization and Basis of Presentation

     Organization

     The Company is engaged primarily in the ownership, management, acquisition,
     and   rehabilitation   of   residential   apartment   communities   in  the
     Northeastern,  Mid-Atlantic and Midwestern  United States.  As of September
     30,  2003,  the Company  operated  250  apartment  communities  with 49,688 apartments. Of this total, the Company owned 149 communities, consisting of
     41,576  apartments,  managed as general  partner 6,303  apartments  and fee managed 1,809 apartments for affiliates and third parties. The Company also fee manages 2.2 million square feet of office and retail properties.

     Basis of Presentation

     The accompanying  consolidated financial statements include the accounts of the  Company  and its  65.5%  (62.2% at  September  30,  2002)  partnership interest in the Operating Partnership. Such interest has been calculated as
     the  percentage  of   outstanding   common  shares  divided  by  the  total
     outstanding common shares and Operating  Partnership Units ("UPREIT Units")
     outstanding. The remaining 34.5% (37.8% at September 30, 2002) is reflected as  Minority  Interest  in these  consolidated  financial  statements.  The
     Company owns a 1.0% general partner  interest in the Operating  Partnership and the remainder as a limited partner through its wholly owned subsidiary,
     Home  Properties  I, LLC,  which  owns 100% of the  limited  partner,  Home
     Properties  Trust. Home Properties Trust was formed in September 1997, as a
     Maryland real estate trust and as a qualified REIT  subsidiary  ("QRS") and owns the Company's share of the limited partner  interests in the Operating
     Partnership.  For  financing  purposes,  the  Company  has formed a limited
     liability   company  (the  "LLC")  and  a   partnership   (the   "Financing
     Partnership"),   which  beneficially  own  certain  apartment   communities
     encumbered  by  mortgage  indebtedness.  The  LLC is  wholly  owned  by the
     Operating  Partnership.  The  Financing  Partnership  is owned 99.9% by the
     Operating Partnership and 0.1% by the QRS.

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

                              HOME PROPERTIES, INC.

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
     "Consolidated   Financial   Statements."   The   interpretation   addresses
     consolidation by businesses of special purpose entities  (variable interest entities,  "VIE"). This interpretation  addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not  sufficient  to permit  the entity to  finance  its  activities without additional  subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to  receive a  majority  of the  entity's  residual  returns  or both.  The interpretation  also requires  disclosures about variable interest entities that the  company  is not  required  to  consolidate  but in which it has a significant  variable  interest.  The  consolidation  requirements  of this interpretation  apply  immediately to variable  interest  entities  created after January 31, 2003 but a deferral has been granted until the end of the first  fiscal year or interim  period  ending  after  December 15, 2003 for
     VIE's  existing  before  February 1, 2003.  Therefore  it is  effective  on
     December 31, 2003 for the Company.  Management is uncertain but is assuming it is reasonably possible that each of the limited partnerships in which it holds the general  partnership  interest  as of December  31, 2003 would be considered  a VIE.  The  Company  is  determining  where it is the  primary beneficiary,  and as a result the Company may  consolidate all or a certain number of the limited partnership's assets and liabilities.

                              HOME PROPERTIES, INC.

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

     In May 2003,  FASB  issued  SFAS 150,  "Accounting  for  Certain  Financial
     Instruments  with  Characteristics  of Both  Liabilities  and Equity." This
     Statement  establishes  standards for how an issuer classifies and measures certain financial  instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial  instrument that is within its scope as a liability (or an asset in some  circumstances).  This
     Statement is effective for financial  instruments  entered into or modified after May 31, 2003,  and  otherwise  is  effective at the  beginning of the first interim period beginning after June 15, 2003. On October 29, 2003 the
     FASB  indefinitely  deferred the  provisions of paragraphs 9 and 10 of SFAS
     150 as they apply to mandatorily redeemable  noncontrolling interests. This deferral applies to minority  interest  ownerships in limited  partnerships which are mandatorily  redeemable  upon  termination of the partnership and therefore is potentially applicable to the affordable portfolio.

3.   Adoption of New Accounting Policy

     Effective  January 1, 2003, the Company  adopted the provisions of SFAS 148
     "Accounting for Stock Based Compensation - An Amendment of SFAS 123." Under
     the transition  provisions of this  Statement,  the Company has elected the
     "Modified  Prospective  Method" for  recognizing  stock-based  compensation costs for the three and nine-month  periods ended September 30, 2003. Under this method the Company recognizes  stock-based  compensation cost from the beginning of the fiscal year in which the recognition  provisions are first applied as if the fair value based accounting  method in this Statement had been used to account for all employee awards granted,  modified, or settled in fiscal  years  beginning  after  December  15,  1994.  For the three and nine-months  ended  September  30, 2003,  the Company  recognized  $424 and
     $1,076,  respectively,  in stock  compensation  costs  related to its stock compensation  plans.  Of this  total,  $266 and  $675,  for the  three  and nine-month periods ended September 30, 2003,  respectively,  related to the expensing of stock compensation costs associated with stock options granted by the Company.  The remaining  $158 and $401, for the three and nine-month periods  ended  September  30,  2003,  respectively,  pertains to the stock compensation  costs  recognized by the Company  relative to its  restricted stock grants.

     For the three and  nine-months  ended  September 30, 2002, the Company used the intrinsic  value method in  accordance  with the  Accounting  Principle
     Board  Opinion No. 25 ("APB No. 25") to account  for  stock-based  employee compensation arrangements. Under this method, the Company did not recognize compensation  cost for stock options when the option  exercise price equals or exceeded the market value on the date of grant.  Restricted stock grants were recognized as compensation  expense over the vesting period based upon the  market  value  on the  date  of  grant.  Had  the  Company  determined compensation  cost  based upon the fair  value of the stock  option  grants under SFAS No. 123,  "Accounting  for Stock-Based  Compensation,"  the fair values of the options  granted at the grant dates  would be  recognized  as compensation expense over the vesting periods, and the Company's net income and earnings per share for the three and nine-month periods ended September
     30, 2002 would have been as follows:

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Adoption of New Accounting Policy (continued)

                                                                                   Nine Months     Three Months
                                                                                          2002             2002
                                                                                          ----             ----

               Net income, as reported                                                 $45,460          $16,856
               Total stock compensation cost recognized                                    180               64
               Total stock compensation cost had SFAS 123 been adopted                 (813)         (322)
                                                                                       -------          -------
               Proforma net income had SFAS 123 been adopted                           $44,827          $16,598
                                                                                       =======          =======

               Per share data:
                 Basic - as reported                                                    $1.14            $0.49
                                                                                        =====            =====
                 Basic - proforma                                                       $1.12            $0.48
                                                                                        =====            =====

                 Diluted - as reported                                                  $1.13            $0.49
                                                                                        =====            =====
                 Diluted - proforma                                                     $1.10            $0.48
                                                                                        =====            =====

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share (continued)

     The  reconciliation  of the basic weighted  average shares  outstanding and diluted weighted  average shares  outstanding for the nine and three-months ended September 30, 2003 and 2002 is as follows:

                                                                          Nine Months               Three Months
                                                                          -----------               ------------
                                                                       2003         2002         2003          2002
                                                                       ----         ----         ----          ----

          Income from continuing operations                         $30,584      $38,732      $11,388      $14,393
          Add (Less): Gain (loss) on disposal of property          (2)   (245)           8            -
          Less: Preferred dividends                                (9,356)     (11,027)    (2,646)    (3,793)

          Less: Premium on Series B preferred stock repurchase            -     (5,025)          -             -
                                                                 ----------   ----------   ----------   ----------
          Basic and Diluted - Income from continuing
          operations
            applicable to common shareholders                       $21,226      $22,435      $ 8,750      $10,600
          Discontinued operations                                       546        6,973          208        2,463
                                                                 ----------   ----------   ----------   ----------
          Net income available to common shareholders               $21,772      $29,408      $ 8,958      $13,063
                                                                 ==========   ==========   ==========   ==========

          Basic weighted average number of shares outstanding    28,485,398   25,780,578   29,522,274   26,428,655
          Effect of dilutive stock options                          322,176      318,893      451,260      326,427

          Effect of phantom and restricted shares                    66,586            -       64,137            -
                                                                 ----------   ----------   ----------   ----------
          Diluted weighted average number of shares
            outstanding                                          28,874,160   26,099,471   30,037,671   26,755,132
                                                                 ==========   ==========   ==========   ==========

          Basic earnings per share
            Income from continuing operations                          $.74       $  .87         $.30         $.40
            Discontinued operations                                     .02          .27           -           .09
                                                                 ----------   ----------   ----------   ----------
          Net Income available to common shareholders                  $.76        $1.14         $.30         $.49
                                                                 ==========   ==========   ==========   ==========

          Diluted earnings per share
            Income from continuing operations                          $.73       $  .86         $.30         $.40
            Discontinued operations                                     .02          .27           -           .09
                                                                 ----------   ----------   ----------   ----------
          Net Income available to common shareholders                  $.75        $1.13         $.30         $.49
                                                                 ==========   ==========   ==========   ==========

     For the nine and three-month periods ended September 30, 2003,  unexercised stock  options and  warrants to purchase  1,873,453  and  1,334,399  shares
     (excluding 733,970 and 1,273,024  anti-dilutive shares),  respectively,  of the  Company's  common stock are dilutive and included in diluted  weighted average number of shares outstanding as of September 30, 2003. For both the nine and three-month  periods ended September 30, 2002,  unexercised  stock options and  warrants  to  purchase  2,355,705  shares  (excluding  678,490 anti-dilutive  shares)  of the  Company's  common  stock are  dilutive  and included in diluted  weighted  average  number of shares  outstanding as of
     September 30, 2002. For the nine and  three-months  periods ended September
     30, 2003 (as applicable and on a weighted  average basis),  the 810,073 and
     593,478,  respectively,  of the  Series C, D and E  Convertible  Cumulative
     Preferred  Stock  (2,657,914  and  1,951,605   common  stock   equivalents,
     respectively)  have an  anti-dilutive  effect and are not  included  in the computation  of diluted  EPS. In  addition,  for the nine and  three-months periods ended  September 30, 2002 (as applicable and on a weighted  average basis),  the 1,788,629 and 1,121,148,  respectively,  of the Series B, C, D and E  Convertible  Cumulative  Preferred  Stock  (4,317,515  and 3,677,041
     common stock  equivalents,  respectively) on an as-converted  basis have an anti-dilutive  effect and are not  included in the  computation  of diluted
     EPS.

                              HOME PROPERTIES, INC.

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

     On August 26, 2003, 200,000 shares of Series C and 200,000 shares of Series
     E preferred  stock were  converted  into 661,157 and 632,911 common shares, respectively.  The  conversion  had no effect on the  reported  results  of operations of the Company.

     On September 9, 2003,  17,780 and 17,100 warrants issued in connection with the Series C and Series E Cumulative  Preferred Stock,  respectively,  were exercised.  This  exercise  had  no  effect  on  the  reported  results  of operations of the Company.

6.   Other income

     Other income for the nine and three-month  periods ended September 30, 2003 and 2002 is summarized as follows:

                                    Nine Months              Three-months
                                    -----------              ------------
                                2003          2002         2003        2002
                                ----          ----         ----        ----
          Management fees     $3,262       $ 1,506       $1,003        $537
          Other                   87           124           25           9
                              ------       -------       ------        ----
                              $3,349        $1,630       $1,028        $546
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

                              HOME PROPERTIES, INC.

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

     The Company's share of earnings (losses) from the Management  Companies and investment  in limited  partnerships  for the nine and  three-months  ended
     September 30, 2003 and 2002 is summarized as follows:

                                                                      Nine Months                Three Months
                                                                      -----------                ------------
                                                                   2003         2002          2003          2002
                                                                   ----         ----          ----          ----
          Management fees                                       $      -       $ 2,134     $      -        $  717
          Interest income                                              -           637            -           260
          Miscellaneous                                                -            31            -        (2)
          General and administrative                                   -      (2,720)           -        (978)
          Interest expense                                             -      (562)           -        (176)
          Other expense                                                 -     (349)            -       (150)
                                                                 -------       -------      -------        ------
          Net loss                                                      -     ($   829)            -       ($ 329)
                                                                 -------       -------      -------        ------
          Company's share                                              -      ($   829)           -        ($ 326)
          Company's share of earnings (losses)
          from investment in limited partnerships                (1,497)     (579)     (313)           18
                                                                 -------       -------      -------        ------

          Equity in earnings (losses) of unconsolidated
          affiliates                                             ($1,497)     ($ 1,408)     ($  313)       ($ 308)
                                                                 ========      ========     ========       =======

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

     The Company intends to sell the assets in three phases:

     Phase I consisting  of the Company's  interest in 35 properties  containing
     1,119 units, of which all were New York State Rural Development properties, was sold on September 5, 2003. The sale price of $1,540  resulted in a gain on sale of  approximately  $72 that was recorded in the third quarter.  Not included  in the  above  closing  but part of the Phase I  contract  is one property with 24 units expected to close in the first quarter of 2004.

     Phase II consists of the  Company's  interest in 51  properties  with 1,519 units, all Pennsylvania, New York and Ohio Rural Development properties. An offer has been accepted for approximately book value and the final contract has been negotiated.  The Company  anticipates closing on this phase during the fourth quarter of 2003.

     Phase III consists of the Company's interest in the remaining 37 properties with 3,583 units, primarily located in Upstate New York, Ohio and Maryland.
     The  Company has  received  competitive  bids and has  selected a qualified buyer and is working towards a closing  anticipated in the first quarter of
     2004.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Equity in earnings (losses) of unconsolidated affiliates (continued)

     The Company has one  property  with 24 units in  Rochester,  New York under contract  and is  expected  to  close in the  fourth  quarter  of 2003.  In addition, the Company has two partnerships in Pittsburgh, Pennsylvania with
     1,072 units that are being marketed for sale separately.

     The Company plans on retaining the general partner  interest in one 77-unit property  located in Rochester,  New York.  The property is 80% market rate and is managed as a market rate community.

     In the third quarter of 2003, the Company recorded an impairment  charge of
     $2,233 to adjust  these  assets to  management's  estimate  of fair  market value,  $1,888  classified in the financial  statements as  "Impairment  of assets held as general  partner"  and $345  included in "Equity in earnings
     (losses)  of  unconsolidated  affiliates."  A portion  of the total  $2,233 charge, or $537,  represents monies loaned to certain affordable properties during the third quarter of 2003 to fund  operating  shortfalls,  which are not anticipated to be recovered from projected sale proceeds. The remaining balance of $1,696 pertains to an additional net impairment  charge taken on
     Phase III to reduce the assets to fair  market  value.  For the  nine-month period  ended  September  30,  2003,  the Company has  recorded  impairment charges totaling  $3,099,  $1,403 of which relates to cash advances to fund operating shortfalls.

     The  Company's  ability  to sell the  affordable  assets  on the  timelines described  above is  dependent  on a variety of factors,  some of which are outside of the Company's  control,  such as the receipt of the approvals of various partners, lenders and governmental agencies necessary for the sale.

8.   Segment Reporting

     The  Company is engaged in the  ownership  and  management  of market  rate apartment  communities.  Each apartment  community is considered a separate operating segment.  Each segment on a stand alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation  criteria under SFAS No.
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

                              HOME PROPERTIES, INC.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.       Segment Reporting (continued)

         The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the nine and three-month periods ended September 30, 2003, and 2002.

                                                                              Nine Months                 Three Months
                                                                              -----------                 ------------
                                                                           2003          2002          2003          2002
                                                                           ----          ----          ----          ----
         Revenues
         Apartments owned
           Core properties                                                $278,001      $269,724     $  94,657     $  92,228
           Non-core properties                                              44,086        13,211        15,412         7,849
         Reconciling items                                                   3,751         2,709         1,131           830
                                                                          --------       -------      --------     ---------
         Total Revenue                                                    $325,838      $285,644      $111,200     $ 100,907
                                                                          ========      ========      ========     =========
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                                $153,832      $155,445      $ 53,685     $  54,913
           Non-core properties                                              27,025         8,624         9,912         5,241
         Reconciling items                                                   3,751         2,709         1,131           830
                                                                          --------       -------      --------     ---------
         Segment contribution to FFO                                       184,608       166,778        64,728        60,984
         General and administrative expenses                             (14,371)     (8,758)    (4,670)    (2,837)
         Interest expense                                                (64,026)      (56,112)    (21,456)    (19,713)
         Depreciation of unconsolidated affiliates                           1,837           505           725            68
         Non-real estate depreciation/amortization                       (1,687)     (823)    (540)    (420)
         Redeemable preferred dividend (Series F)                        (4,050)     (2,805)    (1,350)    (1,350)
         Equity in earnings (losses) of unconsolidated affiliates        (1,497)     (1,408)    (313)    (308)
         Impairment of assets held as General Partner                    (2,408)     (350)    (1,888)    (350)
         Impairment of affordable assets not in FFO                          1,862             -         1,862             -
         Income from discontinued operations before minority
         interest, depreciation and loss on disposition of property          1,118         5,801           344         1,293
                                                                          --------       -------      --------     ---------
         Funds from Operations                                             101,386       102,828        37,442        37,367
         Depreciation - apartments owned                                 (56,889)     (48,626)     (19,512)    (17,020)
         Depreciation of unconsolidated affiliates                       (1,837)     (505)     (725)    (68)
         Redeemable preferred dividend                                       4,050         2,805         1,350         1,350
         Prepayment penalty                                              (1,610)            -      (261)            -
         Impairment of real property                                     (423)     (1,565)            -     (1,565)
         Impairment of affordable assets not in FFO                      (1,862)            -      (1,862)            -
         (Income) loss from discontinued operations before minority
         interest and loss on disposition of property                    (296)     (2,240)     (268)          720
         Minority interest                                               (11,935)      (13,965)     (4,776)    (6,391)
                                                                          --------       -------      --------     ---------
         Income from continuing operations                                $ 30,584       $38,732      $ 11,388     $  14,393
                                                                          ========       =======      ========     =========

         Assets - As of September 30, 2003 and December 31, 2002 Apartments
         owned:
           - Core                                                                                   $1,877,204    $1,872,424
           - Non-core                                                                                  548,138       467,570
         Reconciling items                                                                              97,597       116,272
                                                                                                    ----------    ----------
         Total Assets                                                                               $2,522,939    $2,456,266
                                                                                                    ==========    ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Pro Forma Condensed Financial Information

     The  Company   acquired   two   apartment   communities   ("2003   Acquired
     Communities")  with a  combined  730  units in two  unrelated  transactions during the nine-month  period ended  September 30, 2003. The total combined
     purchase   price   (including   closing   costs)  of  $92,876   equates  to
     approximately  $127 per unit.  Consideration  for the  community was funded through the  assumption  of $24,695 in debt and $68,181 from the  Company's line of credit.

     In addition,  the Company  disposed of five  apartment  communities  ("2003
     Disposed Properties") with 934 units in five unrelated  transactions during the first  three  quarters  of 2003.  The total  selling  price  (including closing  costs)  of  $40,597  resulted  in a $634  gain on  disposition  of property,  net  of  minority  interest.  Due  to  the  prepayment  of  debt associated  with the sale of two of the  properties,  a $1,610  charge  was recorded  during the first three  quarters  of 2003.  During the second and third quarters of 2003,  the Company  reported a combined $279 loss, net of minority  interest,  relating to additional  expenses  incurred in the same quarters for sales which took place during  2002.  These costs  represent a change in estimate from those accrued at the time of sale.

     The  following  proforma  information  was  prepared  as if  (i)  the  2003 transaction  related to the acquisition of the "2003 Acquired  Communities"
     had occurred on January 1, 2002, (ii) the 2002 transactions  related to the acquisition of 20 apartment  communities in seven separate transactions had occurred on January 1, 2002,  (iii) the  disposition  of the "2003 Disposed
     Properties"  had  occurred on January 1, 2002,  (iv) the 2002  transactions related  to the  disposition  of  twelve  apartment  communities  in  eight separate  transactions  had  occurred on January 1, 2002,  and (v) the 2002
     Series F Preferred  Share offering and the two common equity  offerings had occurred on January 1, 2002.  The proforma  financial  information is based
     upon  the  historical   consolidated   financial   statements  and  is  not
     necessarily  indicative of the  consolidated  results which  actually would have occurred if the  transactions had been consummated at the beginning of
     2002, nor does it purport to represent the results of operations for future periods.  Adjustments  to the  proforma  condensed  combined  statement  of operations for the nine and three-months ended September 30, 2003 and 2002, consist  principally  of providing  net  operating  activity and  recording interest, depreciation and amortization from January 1, 2002 to the earlier of September 30, 2003 or 2002, as applicable, or the acquisition date.

                                                             For the Nine-months Ended     For the Three-months Ended
                                                             -------------------------     --------------------------
                                                                     September 30                  September 30
                                                                  2003         2002            2003            2002
                                                                  ----         ----            ----            ----

         Total revenues                                       $330,193     $318,257        $113,639        $108,800

         Net income available to common shareholders            22,309       30,331           9,562          12,297

         Per common share data:
         Net income available to common shareholders
             Basic                                               $0.78        $1.15           $0.32           $0.47
                                                              ========     ========        ========        ========
             Diluted                                             $0.77        $1.13           $0.32           $0.46
                                                              ========     ========        ========        ========

         Weighted average numbers of shares outstanding:
             Basic                                            28,485.4     26,405.2        29,522.3        26,428.7
                                                              ========     ========        ========        ========
             Diluted                                          28,874.2     26,724.1        30,037.7        26,755.1
                                                              ========     ========        ========        ========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Derivative Financial Instruments

     The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt. As of September 30, 2003,  the aggregate fair value  of the  Company's  interest  rate  swaps  was  $1,205  prior  to the allocation  of minority  interest  and is included in accrued  expenses and other liabilities in the consolidated  balance sheets.  For the nine-months ending September 30, 2003, as the critical terms of the interest rate swaps and the hedged items are the same, no  ineffectiveness  was recorded in the consolidated statements of operations.  All components of the interest rate swaps were  included in the  assessment  of hedge  effectiveness.  The fair value of the interest  rate swaps is based upon the estimate of amounts the
     Company  would  receive or pay to terminate  the contract at the  reporting date and is estimated using interest rate market pricing models.

11.  Disposition of Property and Discontinued Operations

     Included  in  discontinued  operations  for  the  nine-month  period  ended
     September 30, 2002 are seventeen apartment community dispositions (five and twelve sold in 2003 and 2002,  respectively)  and five  properties  sold in
     2003 for the  nine-month  period ended  September 30, 2003 and one property held for sale for both the nine-month  periods ended September 30, 2003 and
     2002. For purposes of the discontinued operations presentation, the Company
     only  includes   interest   expense   associated  with  specific   mortgage
     indebtedness  of the  properties  that are sold or  classified  as held for sale. Properties classified in this manner through September 30, 2003, have been  reflected on a comparative  basis for the period ended  September 30,
     2002.

     Assets and  liabilities  for the one apartment  community  held for sale at
     September 30, 2003 of $3,282 and $2,875, respectively,  are included in the
     Consolidated Balance Sheet and relate primarily to real estate and mortgage debt,  respectively.  This apartment community was previously classified in the Company's Core Properties Segment.

     As part of its strategic disposition program, during 2002, the Company sold twelve  properties with a total of 1,724 units for total  consideration  of
     $87,287,  or an  average  of $51 per unit.  During  the  nine-months  ended
     September  30,  2003,  the  Company  sold  the five  apartment  communities referred  to above  having 934 units in five  unrelated  transactions.  The total sales price of $40,597  equates to $43.4 per unit.  A gain on sale of approximately  $634,  net of minority  interest,  was recorded in the first three  quarters from these  transactions  and is reflected in  discontinued
     operations.  Due to the prepayment of debt  associated with the sale of two of the  properties,  a $1,610  charge was  recorded  during the first three quarters.  During the second and third  quarters,  the  Company  reported a combined  $279 loss,  net of  minority  interest,  relating  to  additional expenses  incurred in the same  quarters  for sales which took place during
     2002.  These costs represent a change in estimate from those accrued at the time of sale.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Disposition of Property and Discontinued Operations (continued)

     The operating  results of the  components of  discontinued  operations  are summarized as follows for the nine and three-month  periods ended September
     30, 2003 and 2002.

                                                                        Nine months                 Three months
                                                                        -----------                 ------------
                                                                     2003          2002          2003         2002
                                                                     ----          ----          ----         ----
         Revenues:
            Rental Income                                          $2,783       $11,144          $639      $ 2,627
            Property other income                                     101           304            25           79
                                                                    -----       -------          ----      -------
         Total Revenues                                             2,884        11,448           664        2,706
                                                                    -----       -------          ----      -------

                  Operating and Maintenance                         1,253         4,561           204        1,136
            Interest expense                                          513         1,086           116          277
            Depreciation and amortization                             399         1,996            76          448
            Impairment of real property                               423         1,565             -        1,565
                                                                    -----       -------          ----      -------
         Total Expenses                                             2,588         9,208           396        3,426
                                                                    -----       -------          ----      -------

         Income (loss) from discontinued operations before
            minority interest and gain (loss) on
            disposition of property                                   296         2,240           268     (720)

         Minority interest                                            105           868            95     (271)
                                                                    -----       -------          ----      -------

         Income from discontinued operations before gain
           (loss) on disposition of property and related
           minority interest                                          191         1,372           173     (449)

         Gain (loss) on disposition of property                       355         5,601            35        2,912
                                                                    -----       -------          ----      -------

         Income (loss) from discontinued operations                 $ 546       $ 6,973          $208      $ 2,463
                                                                    =====       =======          ====      =======

12.  Commitments and Contingencies

     Contingencies

     In 2001,  the Company  underwent a state tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under  audit.  If the state's position  is  applied  to all tax years  through  December  31,  2001,  the assessment  would be $1.3 million.  At the time,  the Company  believed the assessment and the state's underlying  position was neither  supportable by the law nor consistent with  previously  provided  interpretative  guidance from the office of the State  Secretary  of Revenue.  After two  subsequent enactments by the state legislature during 2002 affecting the pertinent tax statute, the Company has been advised by its third party legal counsel that
     its  filing  position  for  1998-2001  should  prevail.   Based  upon  this
     information  as of September 30, 2003,  the Company has recorded an accrual of $525,  representing only its 2002 liability.  Effective January 1, 2003, the Company reorganized the ownership of Home Properties Trust,  subjecting the Company to a much lower level of tax going forward.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  Commitments and Contingencies (continued)

     Guarantees

     The  Company has  guaranteed  a total of $596 of debt  associated  with two entities where the Company is the general partner. All other mortgage notes payable of affiliates are non-recourse debt to the limited partnerships and the Company.  In addition,  the  Company,  through its general  partnership
     interests  in  certain  affordable  property  limited   partnerships,   has
     guaranteed  the Low Income  Housing Tax  Credits to limited  partners in 75 partnerships  totaling  approximately  $63.8  million.  As of September 30,
     2003,  there  were no  known  conditions  that  would  make  such  payments necessary,  and no amounts have been  recorded.  In addition,  the Company, acting as general partner in certain partnerships,  is obligated to advance funds to meet partnership operating deficits.

13.  Subsequent events

     Subsequent  to the end of the third  quarter,  the Company  announced  that effective  January 1, 2004,  Norman and Nelson  Leenhouts  were retiring as
     Co-CEO's  and  Edward   Pettinella  will  become   President  and  CEO.  In
     recognition of the value created under their leadership,  Norman and Nelson received  restricted stock grants with a combined value of approximately $5 million. A one time,  non-recurring charge equal to this $5 million will be recorded  in the  fourth  quarter  of 2003  and  included  in  general  and administrative expense.

     In addition,  the Company announced that on January 1, 2004, the commercial property  management  division  of  Home  Properties  will  be sold to Home
     Leasing  LLC,  which is owned by Norman and Nelson  Leenhouts,  in order to avoid conflicts of interest and focus Home Properties  solely on the direct
     ownership  and  management  of  market  rate  apartment  communities.   The
     commercial  property  management  division  consists  of  the  business  of managing under contract six commercial properties, three single-family land developments  and  one  affordable  multifamily  apartment  community.  The majority of these properties were all managed by Home Leasing  Corporation, also owned by Norman and Nelson Leenhouts,  prior to the Companies IPO. The right to manage these properties  would revert to Home Leasing  Corporation for no consideration  upon  termination of the  Leenhoutses'  employment on
     December 31, 2006. The consideration to be paid is $68 plus a percentage of the  management  fee  received  by Home  Leasing  in  connection  with  the management  of  one  of  the  commercial  properties  for  so  long  as the management  of that  property is  retained.  If Home  Leasing  continues to manage that  property for three years,  the  consideration  would  increase
     $166. This division  currently  contributes  approximately $130 annually to operations. The revenue from this division is reflected in other income and the majority of the expenses are included in general and administrative.

     Also subsequent to the end of the quarter, holders of the remaining 100,000 shares of Series C Preferred  Shares  elected to convert  those shares into
     330,579 shares of common stock.

                              HOME PROPERTIES, INC.
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

As of  September  30, 2003,  the Company had an unsecured  line of credit from M
& T Bank of $115 million. The Company's  outstanding balance as of September
30, 2003, was $64 million.  Borrowings under the line of credit bear interest at
1.15% over the one-month  LIBOR rate.  Accordingly,  increases in interest rates will  increase the  Company's  interest  expense and as a result will affect the
Company's  results of  operations  and financial  condition.  The line of credit expires on September 1, 2005.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility, it intends to satisfy such requirements through the issuance of
UPREIT units,  proceeds from the Dividend  Reinvestment Plan ("DRIP"),  proceeds from  the  sale  of  properties,  additional  long  term  secured  or  unsecured indebtedness,  or the issuance of additional equity securities.  As of September
30, 2003, the Company owned 22 properties with 3,563 apartment units, which were unencumbered by debt.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at September 30, 2003 was $144.4 million.

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

In May and June 2000, the Company  completed the sale of $60 million of Series C
Preferred  Stock in a private  transaction  with  affiliates of Prudential  Real
Estate Investors  ("Prudential"),  Teachers Insurance and Annuity Association of
America  ("Teachers"),  affiliates  of AEW Capital  Management  and Pacific Life
Insurance Company.  The Series C Preferred Stock carries an annual dividend rate equal to the  greater  of 8.75% or the  actual  dividend  paid on the  Company's common shares into which the preferred shares can be converted.  The stock has a conversion  price of $30.25 per share and a five-year,  non-call  provision.  As part of the Series C  Preferred  Stock  transaction,  the  Company  also  issued
240,000  warrants  to  purchase  common  shares at a price of $30.25  per share, expiring in five years. On January 9, 2003,  holders of 100,000 shares of Series
C Preferred  Shares elected to convert those shares for 330,579 shares of common stock.  On May 8,  2003,  200,000  shares  of  Series C  Preferred  Shares  were converted  into 661,157  shares of common  stock.  On August 26,  2003,  200,000 shares of Series C Preferred Shares were converted into 661,157 of common stock.
On September 9, 2003, 17,780 warrants were exercised,  resulting in the issuance of 17,780  shares of common  stock.  Neither  the  conversions  nor the  warrant exercise had an effect on the reported results of operations.

Subsequent to the end of the quarter, holders of the remaining 100,000 shares of
Series C Preferred Shares elected to convert those shares into 330,579 shares of common stock.

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
On May 6, 2003,  36,800 shares of Series E Preferred  Shares were converted into
116,456 shares of common stock.  The  conversions  had no effect on the reported results of operations. On August 26, 2003 the remaining 200,000 shares of Series
E Preferred  Shares were converted into 632,911 of common stock. On September 9,
2003, 17,100 warrants were exercised, resulting in the issuance of 17,100 shares of common stock.  Neither the conversions nor the warrant exercise had an effect on the reported results of operations.

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
An additional  $22.8 million has been raised through the DRIP program during the first nine months of 2003.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP  participants to provide for  investments in excess of the $1 thousand  maximum  monthly  investment.  In connection  with the  announcement of the February,  2002 dividend,  the Company announced such waivers will be considered beginning with the March 2002 optional cash  purchase,  as  management  believed  the stock was trading at or above its estimate  of net asset  value.  During the first  quarter of 2002,  the  Company granted 53 waivers for purchases aggregating a total of $3.9 million. No waivers were granted during the balance of 2002 or the first nine months of 2003.

On  August  6,  2002 the  Board of  Directors  increased  its  authorization  by
2,000,000  shares to  repurchase  its common stock or UPREIT units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's action does not establish a target stock price or a specific  timetable for share  repurchase.  During the nine months of 2003, there were no shares or UPREIT Units  repurchased  by the Company.  At September
30, 2003 the Company had authorization to repurchase  3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

As of September 30, 2003, the weighted average rate of interest on mortgage debt
is  6.40%  and  the  weighted   average   maturity  is  approximately  8  years.
Approximately 93% of the debt is fixed rate. This limits the exposure to changes in interest rates,  minimizing the effect on results of operations and financial condition.

Off-Balance Sheet Investments

The Company has  investments  in and  advances to  approximately  93  affordable housing  limited  partnerships  where the Company acts as the  managing  general partner.  The Company  accounts for these  investments  on the equity  method of accounting,  recording  its share of the net income or loss based upon the terms of the  partnership  agreement.  To the extent  that it is  determined  that the limited  partners  cannot absorb their share of the losses,  if any, the general partner will record the limited partners' share of such losses.

The  Company  guaranteed  the low income  housing  tax  credits  to the  limited partners for a period of five years (from the date of property development under the tax credit program) in 75 partnerships totaling approximately $63.8 million.
Such guarantee requires the Company to operate the properties in compliance with
Internal  Revenue Code Section 42 for 15 years.  The weighted  average number of compliance years remaining is approximately 10 years. In addition, acting as the general  partner in certain  partnerships,  the Company is  obligated to advance funds to meet partnership operating deficits. However, such funding requirements cease after a five-year  period.  If operating  deficits continue to occur after the  expiration  of the  five-year  period,  the Company  would  determine on an individual  partnership  basis if it is in the best  interest  of the Company to continue to fund these deficits. The Company believes the properties' operations conform to the applicable  requirements as set forth above and do not anticipate any payment on the tax credit guarantees described above.

These  partnerships  are  funded  with  non-recourse  financing.  The  Company's proportionate share of non-recourse  financing was $2.6 million at September 30,
2003. The Company has guaranteed a total of $596 of debt  associated with two of
these  partnerships.   In  addition,  the  Company,   including  the  Management
Companies,  has  provided  loans and  advances  to certain  of the  partnerships aggregating  $6.3  million at  September  30,  2003.  The Company  assesses  the financial status and cash flow of each of the partnerships at each balance sheet date in order to assess  recoverability  of its  investment  in and  advances to these affiliates.

In December 2002, the Company, including its equity affiliates,  determined that it would  market  for  sale  virtually  all of the  assets  associated  with its interest in the  aforementioned  affordable housing limited  partnerships.  Such assets  include the equity  interest  in the  affordable  housing  partnerships, loans, advances and management contracts.

The Company intends to sell the assets in three phases:

Phase I consisting of the Company's  interest in 35 properties  containing 1,119 units, of which all were New York State Rural Development  properties,  was sold on  September  5, 2003.  The sale price of $1,540  resulted in a gain on sale of approximately  $72 that was recorded in the third  quarter.  Not included in the above  closing  but part of the Phase I contract is one  property  with 24 units expected to close in the first quarter of 2004.

Phase II consists of the Company's  interest in 51 properties  with 1,519 units, all Pennsylvania,  New York and Ohio Rural Development properties.  An offer has been  accepted  for  approximately  book value and the final  contract  has been negotiated.  The  Company  anticipates  closing on this phase  during the fourth quarter of 2003.

Phase III consists of the Company's interest in the remaining 37 properties with
3,583  units,  primarily  located in Upstate New York,  Ohio and  Maryland.  The
Company has received  competitive bids and has selected a qualified buyer and is working towards a closing anticipated in the first quarter of 2004.

The Company has one property with 24 units in Rochester, New York under contract and is expected to close in the fourth quarter of 2003. In addition, the Company has two partnerships in Pittsburgh, Pennsylvania with 1,072 units that are being marketed for sale separately.

The  Company  plans on  retaining  the general  partner  interest in one 77-unit property located in Rochester,  New York. The property is 80% market rate and is managed as a market rate community.

The Company recorded impairment charges aggregating $3,099 during the first nine months of 2003.  Of this  balance,  $1,403  relates to monies  loaned to certain equity affiliates to fund operating shortfalls,  which are not anticipated to be recovered  from projected sale  proceeds.  The remaining  $1,696  pertains to an additional net impairment charge taken on Phase III to reduce the assets to fair market value.

The Company's ability to sell the affordable  assets on the timelines  described above is  dependent  on a variety of  factors,  some of which are outside of the
Company's  control,  such as the receipt of the  approvals of various  partners, lenders and governmental agencies necessary for the sale.

Acquisitions and Dispositions

In  connection  with the  acquisition  of an  apartment  community,  the Company performs a valuation and allocation to each asset and liability acquired in such transaction,  based on their estimated fair values at the date of acquisition in accordance  with SFAS No. 141 "Business  Combinations."  The valuation of assets acquired  includes both tangible and intangible  assets.  Tangible asset values, consisting  of land,  buildings  and  appliances,  are  reflected in real estate assets and  depreciated  over their  estimated  useful lives.  Intangible  asset values,  consisting of above/below  market in place leases,  leasehold  interest costs,  and  resident  relationships,  are  reflected  in other assets and other liabilities and amortized over the weighted average  remaining lease term for in place leases and leasehold  interest costs,  and over the average  turnover rate for resident relationships.

During the first quarter of 2003,  the Company  acquired its second  property in the Boston area with 280 units in  Stoughton,  MA. The total  purchase  price of
$34,000,  including closing costs,  equates to approximately  $121 per apartment unit.  The weighted  average  expected  first year  capitalization  rate on this acquisition is 7.7%.  Capitalization rate ("cap rate") is defined as the rate of interest used to convert the first year expected net  operating  income  ("NOI")
less a 3.0%  management fee into a single  present value.  NOI is defined by the
Company  as  rental  income  and  property   other  income  less  operating  and
maintenance  expenses.  Management  generally considers NOI to be an appropriate measure of operating  performance  because it helps  investors to understand the operations of a community.  In addition the apartment communities are valued and sold in the market by using a multiple of NOI.

During the third quarter of 2003, the Company  acquired a 450-unit  community in
Silver Spring, Maryland. The total purchase price of $58,876,  including closing costs, equates to approximately $131 per apartment unit. Management  anticipates a 7.1%  weighted  average  expected  first  year  capitalization  rate  on  this acquisition.

During the first nine months of 2003, the Company sold five  communities  with a total of 934  apartment  units in Indiana,  Ohio,  Pennsylvania,  Maryland,  and
Michigan for total  consideration of $40,597, or an average of $43.4 per unit. A gain on sale of approximately  $634, net of minority interest,  was recorded for the  nine-months  ended  September  30,  2003  from  these  transactions  and is reflected in discontinued  operations.  Due to the prepayment of debt associated with the sale of two of these communities, a combined $1,610 charge was recorded during the first nine-months.

Contractual Obligations and Other Commitments

The primary  obligations of the Company relate to its mortgage notes payable and its borrowings  under the line of credit.  The Company's  mortgage notes payable and line of credit  outstanding  at September 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

                                                            September 30, 2003     December 31, 2002
                                                            ------------------     -----------------

Fixed rate mortgage notes payable                                   $1,315,720            $1,279,752
Variable rate mortgage notes payable                                    30,750                21,055
                                                                    ----------            ----------
Total mortgage notes payable                                         1,346,470             1,300,807
Variable rate line of credit facility                                   64,000                35,000
                                                                    ----------            ----------
Total mortgage notes payable and line of credit facility            $1,410,470            $1,335,807
                                                                    ==========            ==========

Mortgage notes payable are  collateralized by certain apartment  communities and mature at various dates from July, 2004 through June, 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 2.22%
and 2.83% at  September  30,  2003 and  December  31,  2002,  respectively.  The weighted  average  interest rate of the Company's fixed rate notes was 6.45% and
6.50% at September 30, 2003 and December 31, 2002, respectively.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease  expires May 1, 2020,  with options to extend the term of the lease for two successive  terms of twenty-five  years each. At September 30,
2003,  future minimum rental payments  required under the lease are $70 per year until the lease expires.  The lease also provides for contingent rental payments based on collected rents. The contingent rent expense for the nine-month  period ended September 30, 2003 amounted to $110.

As  discussed  in the section  entitled  "Off-Balance  Sheet  Investments,"  the
Company  has the  following  guarantees  or  commitments  relating to its equity method  partnership  investments:  a)  guarantee  for a  total  of  $596 of debt associated with two of partnerships,  b) guarantee of the low income housing tax credits to the limited  partners  for a period of five years in 75  partnerships totaling  approximately $63.8 million, and c) the obligation to advance funds to meet  partnership  operating  deficits  for  a  five  year  period  for  certain partnerships.  The Company  believes the properties'  operations  conform to the applicable  requirements as set forth above and do not anticipate any payment on these tax credit guarantees.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital  expenditures.  During the three and nine-month  periods ended
September  30, 2003  approximately  $131 and $393 per unit was  estimated  to be spent on recurring capital  expenditures.  The table below summarizes the actual total  capital  improvements  incurred  by major  categories  for the  three and nine-month  periods  ended  September  30,  2003 and 2002 and an estimate of the breakdown of total capital  improvements by major categories  between  recurring and non-recurring,  revenue  generating  capital  improvements for the three and nine-month periods ended September 30, 2003 as follows:

                                                    For the three-month period ended September 30,
                                                       (in thousands, except per unit data)
                                                                       2003                                                      2002
                                     -----------------------------------------------------------------------------     ------------------------
                                                                   Non-                          Total                        Total
                                    Recurring         Per     Recurring          Per           Capital       Per            Capital        Per
                                       Cap Ex     Unit(a)        Cap Ex      Unit(a)      Improvements   Unit(a)       Improvements    Unit(a)
                                       ------     -------        ------      -------      ------------   -------       ------------    -------
New Buildings                            $  -         $ -         $ 530          $13             $ 530       $13              $ 605        $15
Major building improvements               943          23         4,925          119             5,868       142              4,859        124
Roof replacements                         360           9         1,582           38             1,942        47              1,353         34
Site improvements                         345           8         2,700           65             3,045        73              2,860         73
Apartment upgrades                        680          16         9,178          221             9,858       237              9,930        253
Appliances                                565          14           793           19             1,358        33              1,349         34
Carpeting/Flooring                      1,774          43         2,000           48             3,774        91              3,181         81
HVAC/Mechanicals                          523          12         3,984           96             4,507       108              3,836         98
Miscellaneous                             233           6           535           14               768        20                850         22
                                       -------       ----       -------       ------           -------     ------           -------      ------
Totals                                 $5,423        $131       $26,227         $633           $31,650      $764            $28,823       $734
                                       =======        ====      =======       ======           =======      ======          =======      ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  36,566  core  units,  2002  acquisition  units of 4,492 and 2003 acquisition  units of 385 for the  three-month  period ended  September 30,
     2003 and  36,566  core  units and 2002  acquisition  units of 2,683 for the three-month period ended September 30, 2002.

                                                    For the nine-month period ended September 30,
                                                       (in thousands, except per unit data)
                                                                       2003                                                      2002
                                     -----------------------------------------------------------------------------     ------------------------
                                                                   Non-                          Total                        Total
                                     Recurring        Per     Recurring          Per           Capital        Per           Capital         Per
                                        Cap Ex    Unit(a)        Cap Ex      Unit(a)      Improvements    Unit(a)      Improvements     Unit(a)
                                        ------    -------        ------      -------      ------------    -------      ------------     -------
New Buildings                            $   -        $ -        $1,413         $ 34            $1,413       $ 34            $3,614        $ 95
Major building improvements              2,821         68        12,945          313            15,766        381            14,935         392
Roof replacements                        1,078         26         2,203           53             3,281         79             3,444          90
Site improvements                        1,033         25         4,838          117             5,871        142             8,351         219
Apartment upgrades                       2,036         49        23,904          578            25,940        627            24,796         651
Appliances                               1,691         41         1,943           47             3,634         88             3,295          87
Carpeting/Flooring                       5,308        128         3,768           91             9,076        219             8,020         211
HVAC/Mechanicals                         1,564         38         8,490          205            10,054        243             8,585         226
Miscellaneous                              694         18         2,085           52             2,779         70             3,020          80
                                       -------       ----       -------       ------           -------     ------           -------      ------
Totals                                 $16,225       $393       $61,589       $1,490           $77,814     $1,883           $78,060      $2,051
                                       =======        ====      =======       ======           =======      ======          =======      ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  36,566  core  units,  2002  acquisition  units of 4,492 and 2003 acquisition units of 272 for the nine-month period ended September 30, 2003 and  36,566  core  units  and  2002  acquisition  units  of  1,498  for the nine-month period ended September 30, 2002.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                                   For the three-month period ended September 30,
                                                       (in thousands, except per unit data)
                                                                       2003                                                      2002
                                     -----------------------------------------------------------------------------     ------------------------
                                                                   Non-                          Total                        Total
                                     Recurring         Per    Recurring          Per           Capital        Per           Capital         Per
                                        Cap Ex     Unit(a)       Cap Ex      Unit(a)      Improvements    Unit(a)      Improvements     Unit(a)
                                        ------     -------       ------      -------      ------------    -------      ------------     -------
Core Communities                        $4,785        $131      $19,916         $545           $24,701       $676           $26,556       $ 723
2003 Acquisition Communities                50         131           82          214               132        345                 -           -
2002 Acquisition Communities               588         131        6,229        1,387             6,817      1,518             2,267       1,546
                                       -------       ----       -------       ------           -------     ------           -------      ------
Sub-total                                5,423         131       26,227          633            31,650        764            28,823         754
2003 Disposed Communities                   27         131          119          569               146        700               746         799
2002 Disposed Communities                    -           -            -            -                 -          -               103       1,115
Corporate office expenditures (1)            -           -            -            -               869          -             1,019           -
                                       -------       ----       -------       ------           -------     ------           -------      ------
                                        $5,450        $131      $26,346         $633           $32,665      $ 764           $30,691        $756
                                       =======        ====      =======       ======           =======      ======          =======      ======

                                                    For the nine-month period ended September 30,
                                                       (in thousands, except per unit data)
                                                                       2003                                                      2002
                                     -----------------------------------------------------------------------------     ------------------------
                                                                   Non-                          Total                        Total
                                     Recurring         Per    Recurring          Per           Capital         Per          Capital         Per
                                        Cap Ex     Unit(a)       Cap Ex      Unit(a)      Improvements     Unit(a)     Improvements     Unit(a)
                                        ------     -------       ------      -------      ------------     -------     ------------     -------
Core Communities                       $14,355        $393      $46,635       $1,275           $60,990      $1,668          $74,645      $2,041
2003 Acquisition Communities               107         393           78          287               185         680                -           -
2002 Acquisition Communities             1,763         393       14,876        3,312            16,639       3,705            3,415       2,280
                                       -------       ----       -------       ------           -------     ------           -------      ------
Sub-total                               16,225         393       61,589        1,490            77,814       1,883           78,060       2,051
2003 Disposed Communities                  139         393          263          742               402       1,135            1,661       1,778
2002 Disposed Communities                    -           -            -            -                 -           -            1,104       1,274
Corporate office expenditures (1)            -           -            -            -             1,808           -            3,449           -
                                       -------       ----       -------       ------           -------     ------           -------      ------
                                       $16,364        $393      $61,852       $1,484           $80,024      $1,876          $84,274      $2,027
                                       =======        ====      =======       ======           =======      ======          =======      ======

(1)  No distinction is made between recurring and non-recurring expenditures for corporate office.

Results of Operations

Summary of Core Properties

The Company had 127  apartment  communities  with 36,566  units which were owned during the  nine-month  period  being  presented  (the "Core  Properties").  The
Company has acquired an  additional  22 apartment  communities  with 5,010 units during 2002 and 2003 (the "Acquired Communities"). In addition, the Company also disposed of 17 properties  with a total of 2,658 units during 2002 and 2003 (the
"Disposition   Communities").   These   dispositions  have  been  classified  as
discontinued  operations.  The inclusion of the Acquired  Communities  generally accounted for the significant  changes in operating  results for the nine-months ended September 30, 2003.

A summary of the Core Properties net operating income is as follows (in thousands):

                                    Nine Months                            Three Month
                                    -----------                            -----------
                              2003        2002     %Chg             2003       2002      %Chg
                              ----        ----     ----             ----       ----      ----
Rental income             $267,173    $259,285     3.0%          $91,018    $88,253      3.1%
Property other income       10,828      10,439     3.7%            3,639      3,975     (8.5%)
                          --------    --------    ----            ------    -------      ----
Total income               278,001     269,724     3.1%           94,657     92,228      2.6%
Operating and
  Maintenance             (124,169)   (114,279)   (8.7%)         (40,972)   (37,315)    (9.8%)
                          --------    --------    ----            -------    -------     ----
Net operating income      $153,832    $155,445    (1.0%)          $53,685    $54,913    (2.2%)
                          ========    ========    ======          =======    =======     ====

Comparison of nine-months ended September 30, 2003 to the same period in 2002

Of the  $38,134  increase  in rental  income,  $30,246  is  attributable  to the
Acquired  Communities.  The  balance  of this  increase,  which is from the Core
Properties,  was the result of an increase of 3.0% in  weighted  average  rental rates,  offset by a decrease  in  occupancy  from 92.1% to 92.2%.  Occupancy  is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible  rental income.  Total possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous  charges to residents increased by $1,018. Of this increase,  $629 is attributable to the Acquired  Communities and $389 represents a 3.7% increase from the Core Properties.

Interest and dividend income decreased $677 due to decreased levels of financing to affiliates and a lower interest rate environment.

Of the $22,364  increase  in  operating  and  maintenance  expenses,  $12,474 is attributable to the Acquired  Communities.  The balance,  a $9,890 increase,  is attributable to the Core Properties and is primarily due to increases in utility costs,  repairs  and  maintenance,  personnel  costs,  property  insurance,  and property  management  costs. The increase in personnel and snow removal costs of
$2,768 are significantly related to weather conditions. The regions in which the
Company  operates,  received higher than normal snowfall,  and many regions that get very little snow were hit with unusual snow storms. A significant  amount of overtime  was  incurred  clearing  and  shoveling.  The  increase in repairs and maintenance is primarily due to higher turnover of apartment units in the summer months as property  management  has actively  managed lease  expirations so that more leases are  terminating in periods of higher  traffic.  Property  insurance increased  compared  to the same  period  one year  ago due to the  benefit  the
Company continued to receive in the prior year from a legal settlement.

General  and  administrative  expense  increased  in 2003 by  $5,613,  or 64.1%.
General and administrative  expenses as a percentage of total revenues were 4.4%
for 2003 as compared to 3.1% for 2002.  The increase  primarily is attributed to the consolidation of the Management  Companies in 2003 which added an additional
$3,421 to this line item. Previously such expenses were allocated and charged to the Management Companies and were included in the equity in earnings (losses) of unconsolidated  affiliates. Of the remaining $2,192 variance, $675 is related to the  expensing  of stock  options  for the first time in both of the first three quarters of 2003 and a $1,019 increase in incentive  compensation costs compared to the same period a year ago. The balance of this increase is  attributable  to incremental  increases in general and  administrative  costs related to the 2002
Acquisition Communities.

Subsequent to the end of the third quarter, the Company announced that effective
January 1, 2004,  Norman and Nelson  Leenhouts  were  retiring as  Co-CEO's  and
Edward  Pettinella  will become  President and CEO. In  recognition of the value created under their  leadership,  Norman and Nelson  received  restricted  stock grants  with  a  combined  value  of  approximately  $5  million.  A  one  time, non-recurring  charge  equal to this $5 million  will be  recorded in the fourth quarter of 2003 and included in general and administrative expense.

In  addition,  the Company  announced  that on January 1, 2004,  the  commercial property  management  division of Home  Properties  will be sold to Home Leasing
LLC, which is owned by Norman and Nelson Leenhouts,  in order to avoid conflicts of  interest  and focus  Home  Properties  solely on the  direct  ownership  and management  of  market  rate  apartment  communities.  The  commercial  property management  division  consists of the  business of managing  under  contract six commercial properties,  three single-family land developments and one affordable multifamily  apartment  community.  The  majority of these  properties  were all managed by Home Leasing Corporation,  also owned by Norman and Nelson Leenhouts, prior to the Companies IPO. The right to manage these properties would revert to
Home  Leasing   Corporation  for  no  consideration   upon  termination  of  the
Leenhoutses'  employment on December 31, 2006. The  consideration  to be paid is
$68  plus a  percentage  of the  management  fee  received  by Home  Leasing  in connection  with the management of one of the commercial  properties for so long as the  management  of that property is retained.  If Home Leasing  continues to manage that property for three years,  the  consideration  would  increase $166.
This division currently  contributes  approximately $130 annually to operations.
The revenue from this  division is reflected in other income and the majority of the expenses are included in general and administrative.

Interest  expense  increased  $7,914 due to the  increase  in the amount of debt outstanding  associated  with the Acquired  Communities  offset in part by lower interest rates.

Due to the prepayment of debt associated with the sale of Candlewood  Apartments in Indiana during the first quarter,  and Bayberry Place  Apartments in Michigan during the third quarter, a $1,610 charge was recorded for the nine-months ended
September 30, 2003.

Depreciation and amortization  expense increased $10,724 due to the depreciation on the Acquisition Communities, the additions to the Core Properties, net of the
Disposition Communities.

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

During the first nine-months of 2003, the Company recorded impairment charges of
$2,408.  Of  this  total,  $712  represents  advances  made  to  certain  of the affordable  property limited  partnerships  during the first nine months of 2003 which the Company  believes  will not be repaid upon the sale of the loans.  The remaining $1,696 pertains to an additional net impairment  charge taken on Phase
III to reduce the assets to fair market value.

The  equity in  earnings  (losses)  of  unconsolidated  affiliates  of $1,497 is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."  Included and
classified in the account are $691 of advances made during the first nine months of 2003 which the Company believes will not be repaid upon sale of the loans.

Minority  interest  decreased $2,030 due to the impairment of assets held by the
General  Partner  recorded  in the first nine  months of 2003  together  with an overall  reduction in income from  operations as a result of increased  interest and depreciation  costs as compared to the previous period.  Both of these items were offset by the impact of the premium paid on the  repurchase of the Series B
Convertible Cumulative Preferred Stock which had been treated as a charge to net income available to common shareholders in the previous year.

Included in  discontinued  operations for the nine-month  period ended September
30, 2002 are seventeen apartment community dispositions (five and twelve sold in
2003 and 2002, respectively) and five properties sold in 2003 for the nine-month period  ended  September  30, 2003 and one  property  held for sale for both the nine-month  periods ended  September 30, 2003 and 2002.  The operations of these seventeen  properties have been reflected on a comparative  basis for the period ended September 30, 2002.

The Company  reported a $245 loss, net of minority  interest,  on disposition of property in the first quarter of 2002 relating to additional  expenses  incurred in the same quarter for a sale which closed in the fourth quarter of 2001. These costs represented a change in estimate from those accrued at the time of sale.

Comparison of the  three-months  ended  September 30, 2003 to the same period in
2002

Of the $10,134 increase in rental income, $7,369 is attributable to the Acquired
Communities.  The balance of this increase,  which is from the Core  Properties, was the  result  of an  increase  of  3.1% in  weighted  average  rental  rates.
Occupancy  reflected a slight increase and was 93.3%, up from 93.2% for the same period a year ago.  Occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total  possible  rental  income.
Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous charges to residents decreased by $142. Of this decrease,  $194 is attributable to an increase from the Acquired Communities and $336 represents an
8.5% decrease from the Core Properties.

Interest and dividend income decreased $181 due to decreased levels of financing to affiliates and a lower interest rate environment.

Of the  $6,549  increase  in  operating  and  maintenance  expenses,  $2,892  is attributable to the Acquired  Communities.  The balance,  a $3,657 increase,  is attributable to the Core Properties and is primarily due to increases in repairs
and  maintenance,   advertising,   property  insurance  and  allocated  property
management  costs.  A  significant  amount of the  increase in both  repairs and maintenance and advertising  expense relates to increased  turnover during June,
July, and August.  This is a result of actively  managing  lease  expirations to better  match lease  termination  dates with higher  traffic  periods.  Property insurance  expenses  in 2002  continued  to  benefit  from the legal  settlement received a couple of years ago.

General  and  administrative  expense  increased  in 2003 by  $1,833,  or 64.6%.
General and administrative  expenses as a percentage of total revenues were 4.2%
for 2003 as compared to 2.8% for 2002.  The increase  primarily is attributed to the consolidation of the Management  Companies in 2003 which added an additional
$1,151 to this line item. Previously such expenses were allocated and charged to the Management Companies and were included in the equity in earnings (losses) of unconsolidated  affiliates.  The  primary  contributors  to the  remaining  $682 variance are $266 related to the  expensing of stock  options for the first time in the third quarter of 2003 and a $258 increase in incentive compensation costs compared to the same period a year ago.

Interest  expense  increased  $1,743 due to the  increase  in the amount of debt outstanding  associated  with the Acquired  Communities  offset in part by lower interest rates.

Due to the  prepayment  of debt  associated  with  the  sale of  Bayberry  Place
Apartments  in Michigan  during the third  quarter,  a $261 charge was  recorded during the three-months ended September 30, 2003.

Depreciation and amortization  expense  increased $2,984 due to the depreciation on the Acquisition Communities and the additions to the Core Properties.

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

During the third quarter of 2003,  the Company  recorded  impairment  charges of
$1,888.  Of  this  total,  $192  represents  advances  made  to  certain  of the affordable  property  limited  partnerships  during the third  quarter which the
Company  believes  will not be repaid upon the sale of the loans.  The remaining
$1,696  pertains to an additional  net  impairment  charge taken on Phase III to reduce the assets to fair market value.

The  equity  in  earnings  (losses)  of  unconsolidated  affiliates  of  $313 is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."  Included and
classified  in the account are $345 of advances made during the third quarter of
2003 which the Company believes will not be repaid upon sale of the loans.

Minority  interest  decreased $1,615 due to the impairment of assets held by the
General  Partner  recorded in the third quarter of 2003 together with an overall reduction  in income  from  operations  as a result of  increased  interest  and depreciation costs as compared to the previous period.

Included in discontinued  operations for the three-month  period ended September
30, 2002 are seventeen apartment community dispositions (five and twelve sold in
2003  and  2002,  respectively)  and  five  properties  sold  in  2003  for  the three-month  period ended  September 30, 2003 and one property held for sale for both the  three-month  periods ended September 30, 2003 and 2002. The operations of these seventeen properties have been reflected on a comparative basis for the period ended September 30, 2002.

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

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not  necessarily  indicative of cash  available to fund cash needs.  Cash provided by operating  activities  was $108,533 and $105,995 for the  nine-month period ended and $32,230 and $32,847 for the three-month  period ended September
30, 2003 and 2002, respectively.  Cash used in investing activities was $102,139 and  $222,320  for the  nine-month  period ended and $45,432 and $47,975 for the three-month period ended September 30, 2003 and 2002,  respectively.  Cash (used
in) and  provided by  financing  activities  was  ($7,925)  and $113,420 for the nine-month period ended and $13,743 and $10,203 for the three-month period ended
September  30, 2003 and 2002,  respectively.  FFO should not be considered as an alternative  to net income as an indication of the Company's  performance  or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the nine and three-months ended September 30, 2003 and 2002 are presented below (in thousands):

                                                                            Nine Months             Three Months
                                                                            -----------             ------------
                                                                         2003        2002         2003        2002
                                                                         ----        ----         ----        ----

Net income available to common shareholders                           $21,772     $29,408      $ 8,958     $13,063
Convertible preferred dividends                                         5,306       8,222        1,296       2,443
Minority interest                                                      11,935      13,965        4,776       6,391
Minority interest - income (loss) from discontinued operations            105         868           95        (271)
Depreciation from real property                                        56,889      48,626       19,512      17,020
Depreciation from real property from unconsolidated entities            1,837         505          725          68
Impairment of real property  included in income from operations of
     disposed properties, before minority interest                        423       1,565            -       1,565
Impairment on General Partner real estate investment                    1,785           -        1,785           -
Loss on disposition of property                                            79         245           69           -
Prepayment   penalty   from  early   extinguishment   of  debt  in
   connection with sale of real estate                                  1,610           -          261           -
(Gain) loss on  disposition  of  discontinued  operations,  net of
   minority interest                                                 (355)     (5,601)     (35)     (2,912)
                                                                     --------    --------     --------    --------
FFO as defined above                                                  101,386      97,803       37,442      37,367

Premium on Series B preferred stock repurchase                              -       5,025            -           -
                                                                     --------    --------     --------    --------

FFO as adjusted by the Company                                       $101,386    $102,828      $37,442     $37,367
                                                                     ========    ========     ========    ========

Weighted average common shares/units outstanding:
         - Basic                                                     44,577.3    41,739.9     45,611.9    42,364.2
                                                                     ========    ========     ========    ========
         - Diluted                                                   47,624.0    46,370.1     48,078.9    46,367.7
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

                  Calculation Presented for Series F Covenants
                                                                                  Three-months ended
                                                                     Sept. 30      June 30      Mar. 31       Dec. 31
                                                                         2003         2003         2003          2002
                                                                         ----         ----         ----          ----
   EBITDA
        Total revenues                                               $111,200     $109,713     $106,955      $105,715
        Net operating income from discontinued operations                 460            -          196           299
        Operating and maintenance                                    (46,472)    (46,040)    (49,772)     (44,199)
        General and administrative                                   (4,670)    (4,582)    (5,119)     (3,891)
        Impairment of assets held as General Partner                 (1,888)    (93)    (427)     (3,183)
        Equity in earnings (losses) of unconsolidated
        affiliates                                                   (313)    (444)    (740)     (16,085)
                                                                     --------     --------     --------      --------
                                                                     $ 58,317     $ 58,554     $ 51,093      $ 38,656
   Fixed Charges
        Interest expense                                             $ 21,456     $ 21,634     $ 21,300      $ 20,350
        Interest expense on discontinued operations                       116            -           33             -
        Preferred dividends                                             2,646        3,192        3,518         3,717
        Capitalized interest                                              230          230          230           230
                                                                     --------     --------     --------      --------
                                                                     $ 24,448     $ 25,056     $ 25,081      $ 24,297

   Times Coverage ratio:                                                 2.39         2.34         2.04          1.59(1)

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

Declaration of Dividend

On October  28,  2003,  the Board of  Directors  approved a dividend of $.61 per share for the quarter  ended  September 30, 2003.  This is the  equivalent of an annual  distribution  of $2.44 per share.  The dividend is payable  November 25,
2003 to shareholders of record on November 14, 2003.

On October 28, 2003 the Company also declared a regular  dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  November 30, 2003.  The dividend on the  preferred  shares is payable on
December 1, 2003, to  shareholders of record on November 14, 2003. This dividend is equivalent to an annualized rate of $2.25 per share.

Contingency

In 2001, the Company  underwent a state tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit. If the state's  position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million.  At the time,  the  Company  believed  the  assessment  and the state's underlying  position  was  not  supportable  by  the  law  nor  consistent  with previously  provided  interpretative  guidance  from  the  office  of the  State
Secretary of Revenue.  After two subsequent  enactments by the state legislature during 2002 affecting the pertinent tax statute, the Company has been advised by its third party legal  counsel  that its filing  position for  1998-2001  should prevail.  Based upon this  information as of September 30, 2003, the Company has recorded an accrual of $525,  representing  only its 2002  liability.  Effective
January 1, 2003, the Company reorganized the ownership of Home Properties Trust, subjecting the Company to a much lower level of tax going forward.

New Accounting Standard

In January  2003,  the FASB issued  Interpretation  No. 46 -  "Consolidation  of
Variable  Interest  Entities",  an  interpretation of ARB No. 51 - "Consolidated
Financial Statements." The interpretation  addresses consolidation by businesses
of  special  purpose  entities  (variable  interest   entities,   "VIE").   This
interpretation  addresses  consolidation  by  business  enterprises  of variable interest  entities in which the equity  investment at risk is not  sufficient to permit the entity to finance  its  activities  without  additional  subordinated financial  support  from other  parties or in which the equity  investors do not
have  the   characteristics   of  a   controlling   financial   interest.   This
interpretation  requires  a variable  interest  entity to be  consolidated  by a company if that  company  is subject to a majority  of the risk of loss from the variable interest  entity's  activities or entitled to receive a majority of the entity's residual returns or both. The interpretation also requires  disclosures about variable interest entities that the company is not required to consolidate but  in  which  it  has  a  significant  variable  interest.  The  consolidation requirements  of this  interpretation  apply  immediately  to variable  interest entities  created  after  January 31, 2003 but a deferral has been granted until the end of the first fiscal year or interim  period  ending  after  December 15,
2003 for VIE's existing  before  February 1, 2003.  Therefore it is effective on
December 31, 2003 for the Company. Management is uncertain but is assuming it is reasonably possible that each of the limited  partnerships in which it holds the general partnership  interest as of December 31, 2003 would be considered a VIE.
The Company is determining where it is the primary beneficiary,  and as a result the Company may consolidate all or a certain number of the limited partnership's assets and liabilities.

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

In May 2003, FASB issued SFAS 150, "Accounting for Certain Financial Instruments
with Characteristics of Both Liabilities and Equity." This Statement establishes
standards  for  how  an  issuer   classifies  and  measures  certain   financial
instruments with  characteristics  of both  liabilities and equity.  It requires that an issuer  classify a  financial  instrument  that is within its scope as a liability (or an asset in some  circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June
15, 2003. On October 29, 2003 the FASB  indefinitely  deferred the provisions of paragraphs  9 and 10 of  SFAS  150  as  they  apply  to  mandatorily  redeemable noncontrolling  interests. This deferral applies to minority interest ownerships in limited partnerships which are mandatorily redeemable upon termination of the partnership and therefore is potentially applicable to the affordable portfolio.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's  primary  market risk exposure is interest rate risk. At September
30, 2003 and December 31, 2002, approximately 93% and 96%, respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately  8 years and a weighted  average  interest  rate of  approximately
6.45% and  6.50%,  respectively.  The  remainder  of the  Company's  debt  bears interest at variable rates with a weighted  average  maturity of approximately 9 and 2 years,  respectively,  and a weighted  average  interest rate of 2.22% and
2.83%,  respectively,  at September 30, 2003 and December 31, 2002.  The Company
does not intend to utilize a significant amount of variable rate debt to acquire properties in the future. On occasion, the Company may assume variable rate debt in connection with a property acquisition.  The Company believes,  however, that in no event  would  increases  in  interest  expense  as a result  of  inflation significantly impact the Company's distributable cash flow.

At September  30, 2003 and December  31, 2002,  the interest  rate risk on $25.2 million  of such  variable  rate  debt has  been  mitigated  through  the use of interest rate swap agreements  (the "Swaps") with major financial  institutions.
The  Company is exposed to credit  risk in the event of  non-performance  by the counter-parties  to the Swaps. The Company believes it mitigates its credit risk by  entering  into  these  Swaps with major  financial  institutions.  The Swaps effectively  convert an aggregate of $25.2 million in variable rate mortgages to fixed rates of 5.91%, 8.22% and 8.40%.

For both  September  30,  2003 and  December  31,  2002,  the fair  value of the
Company's  fixed rate debt,  including  the $25.2 million which was swapped to a fixed rate,  amounted to a liability  of $1.4  billion  compared to its carrying amount of $1.3 billion. The Company estimates that a 100 basis point decrease in market interest rates at September 30, 2003 would have changed the fair value of the Company's fixed rate debt to a liability of $1.5 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its debt  portfolio  and may enter  into swap  positions  based  upon  market fluctuations.  In  addition,  the  Company  believes  that it has the ability to obtain  funds  through  additional  equity  offerings  or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does  not  plan to,  enter  into any derivative  financial  instruments  for trading or speculative  purposes.  As of
September 30, 2003, the Company had no other material exposure to market risk.

                              HOME PROPERTIES, INC.

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

                              HOME PROPERTIES, INC.

Item 6.  Exhibits and Reports or Form 8-K

(a)  Exhibit 31.1 Section 302 Certifications of Chief Executive Officers
     Exhibit 31.2 Section 302 Certification of Chief Financial Officer
     Exhibit 32.1 Section 906 Certifications of Chief Executive Officers
     Exhibit 32.2 Section 906 Certification of Chief Financial Officer

(b)  Reports on Form 8-K:

     -    Form 8-K was filed on October  29,  2003,  date of report  October 29,
          2003,  with  respect  to  Items  5 and  7  disclosures  regarding  the
          Registrant's   press  release   announcing   the  Board  of  Directors
          appointment  of Edward J.  Pettinella,  President and Chief  Executive
          Officer of the  Registrant  effective  January 1, 2004. The Registrant also reported  that the Board of Directors  granted each of Nelson and
          Norman Leenhouts  restricted stock awards having an approximate  value
          of  $2.5  million  in  recognition  of  their   contributions  to  the
          Registrant.  Finally,  the  Registrant  reported that it has agreed in principle that, on January 1, 2004, the commercial property management division of the Registrant  will be sold to Home Leasing LLC, which is owned by Nelson and Norman Leenhouts.

     -    Form 8-K was filed on October  31,  2003,  date of report  October 31,
          2003,  with  respect  to  Items  7 and 12  disclosures  regarding  the
          Registrant's  press  release  announcing  its  results  for the  third quarter of 2003 and the third quarter 2003 investor conference call.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                          HOME PROPERTIES, INC.
                          (Registrant)

                          Date: November 14, 2003

                          By: /s/ Norman P. Leenhouts
                              --------------------------------------------
                              Norman P. Leenhouts
                              Chairman and
                              Co-Chief Executive Officer

                          Date: November 14, 2003

                          By: /s/ David P. Gardner
                              --------------------------------------------
                              David P. Gardner
                              Senior Vice President and
                              Chief Financial Officer