Form 10-K
period 2003-12-31
HOME PROPERTIES INC
filed 2004-03-10
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     (Mark One)

     (X)  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003
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
                                YES  X   NO
                                   -----   -----

The aggregate market value of the shares of common stock held by  non-affiliates
(based upon the closing  sale price on the New York Stock  Exchange) on June 30,
2003, was approximately $996,685,273.

As of February 20, 2004, there were 32,474,539  shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain  portions of the proxy  statement  to be issued in  connection  with the
Company's 2004 Annual Meeting of  Stockholders is incorporated by reference into
Part III of this Report.

                              HOME PROPERTIES, INC.
                              ---------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                Page
                                                                                                ----
PART I.

        Item 1.    Business                                                                        3
        Item 2.    Properties                                                                     12
        Item 3.    Legal Proceedings                                                              19
        Item 4.    Submission of Matters to a Vote of Security Holders                            19
        Item 4A.   Executive Officers                                                             19

PART II.

        Item 5.    Market of the Registrant's Common Equity and Related Shareholder Matters       21
        Item 6.    Selected Financial and Operating Information                                   22
        Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                            25
        Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     49
        Item 8.    Financial Statements and Supplementary Data                                    49
        Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                            Disclosure                                                            50
        Item 9A.   Controls and Procedures

PART III.

        Item 10.   Directors and Executive Officers of the Registrant                             51
        Item 11.   Executive Compensation                                                         54
        Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                            Stockholder Matters                                                   54
        Item 13.   Certain Relationships and Related Transactions                                 55
        Item 14.   Principal Accounting Fees and Services                                         55

PART IV.

        Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                56

                                     PART I

Item 1.   Business
------------------

     The Company
     -----------

     Home   Properties,   Inc.  ("Home   Properties"  or  the  "Company")  is  a
     self-administered  and self-managed  real estate  investment trust ("REIT")
     that owns, operates, acquires, and rehabilitates apartment communities. The
     Company's   properties   are  regionally   focused  in  the   Northeastern,
     Mid-Atlantic and Midwestern  United States. It was formed in November 1993, to continue and expand the  operations of Home Leasing  Corporation  ("Home
     Leasing").  The Company  completed an initial public  offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

     The Company  conducts  its  business  through Home  Properties,  L.P.  (the
     "Operating  Partnership"),  a New York  limited  partnership  in which  the
     Company held a 66.7% partnership interest as of December 31, 2003 (62.6% at
     December 31, 2002) (such interest has been  calculated as the percentage of outstanding  common shares divided by the total  outstanding  common shares and Operating  Partnership Units outstanding) and two management  companies
     (together, the "Management Companies") - Home Properties  Management,  Inc.
     ("HP Management")  and Home Properties  Resident  Services,  Inc. ("HPRS"),
     both of which are Maryland corporations.

     Home Properties, through its affiliates described above, as of December 31,
     2003,  operated 197  communities  with 48,080  apartment  units.  Of these,
     40,946  units  in  147   communities   are  owned   outright   (the  "Owned
     Properties"), 4,832 units in 44 communities are managed and partially owned by the Company as general  partner,  and 2,302 units in 6  communities  are managed for other owners (collectively, the "Managed Properties").

     The  Owned  Properties  and  the  Managed  Properties  (collectively,   the
     "Properties") are concentrated in the following market areas:

                                     Apts.    Apts. Managed As      Apts.        Apt.
                Market Area          Owned     General Partner   Fee Managed    Totals
                -----------          -----     ---------------   -----------    ------
     Suburban New York City          6,837              -             372        7,209
     Suburban Washington, D.C.       6,455              -               -        6,455
     Baltimore, MD                   6,233             82           1,422        7,737
     Philadelphia, PA                5,917              -               -        5,917
     Detroit, MI                     5,574              -               -        5,574
     Upstate New York                4,791          2,381             508        7,680
     Chicago, IL                     2,242              -               -        2,242
     Rochester, NY                   1,904          1,254             508        3,666
     Buffalo, NY                     1,644            156               -        1,800
     Syracuse, NY                    1,243            971               -        2,214
     Boston, MA                        976              -               -          976
     Portland, ME                      595              -               -          595
     Hamden, CT                        498              -               -          498
     Dover, DE                         432              -               -          432
     South Bend, IN                    396            168               -          564
     Albany, NY                          -            261               -          162
     Columbus, OH                        -            868               -          868
     Western PA                          -          1,072               -        1,072
                                    ------          -----           -----       ------
     Total # of Units               40,946          4,832           2,302       48,080
                                    ======          =====           =====       ======
     Total Number of Communities       147             44               6          197

     The  Company's  mission  is to  maximize  shareholder  value by  acquiring, rehabilitating,  and managing  apartment  communities  while  enhancing the quality of life for its  residents,  improving the broader  communities  in which the Company  operates,  providing  employees with  opportunities  for
     growth  and  accomplishment,   and  demonstrating  personal  integrity  and
     dedication at all times. Our primary,  long-term vision is to be a dominant owner and manager of market-rate  apartments with 150 units or more located in  selected  suburban  markets  of  metropolitan  areas  with  substantial barriers  to new  development.  The  metropolitan  areas  we have  selected include New York City, Washington, D.C., Baltimore, Philadelphia,  Detroit,
     Chicago and Boston. We also expect to maintain or grow existing  portfolios in other markets as economic and/or market conditions permit.

     The Company's business  strategies include:  (i) aggressively  managing and improving its communities to achieve increased net operating  income;  (ii)
     acquiring  additional  apartment  communities  with  attractive  returns at prices significantly below replacement costs; (iii) disposing of properties that have reached their  potential,  are less efficient to operate,  or are located in markets where growth has slowed down to a pace below the markets targeted  for  acquisition;  and (iv)  maintaining  a strong  and  flexible capital structure with cost effective access to the capital markets.

     Structure
     ---------

     The Company was formed in November  1993 as a Maryland  corporation  and is the general partner of the Operating Partnership.  On December 31, 2003, it
     owned a 68.4% legal  interest in the Operating  Partnership  (such interest has been  calculated as the percentage of outstanding  common and preferred shares owned by the Company divided by the total outstanding common shares,
     preferred  shares,   and  Operating   Partnership  Units  ("UPREIT  Units")
     outstanding)  - one percent as sole general  partner and the remainder as a limited  partner  through its wholly owned  subsidiary,  Home Properties I,
     LLC,  which owns 100% of the limited  partner,  Home  Properties  Trust.  A portion of the limited partner  interests held by Home Properties  Trust as of  December  31,  2003  consisted  of all of the  Series  D and F  Limited
     Partnership Units (2,650,000 units, or 5.2% of the total).  Those preferred interests in the Operating  Partnership  have rights and  preferences  that mirror the rights and  preferences  of the holders of the related series of preferred shares in the Company.  The remaining units  (31,460,132 or 62.2%
     of the total) held by Home Properties  Trust have basically the same rights as the other  limited  partner  interests  (the  "Units") in the  Operating
     Partnership.  Those  other  Units  are  owned by  certain  individuals  and entities who received Units in the Operating  Partnership as  consideration for their interests in entities owning apartment  communities  purchased by the Operating Partnership, including certain officers of the Company.

     The  Operating  Partnership  is a New York  limited  partnership  formed in
     December 1993.  Holders of Units in the Operating  Partnership may redeem a
     Unit for one share of the Company's  common stock or cash equal to the fair market value at the time of the  redemption,  at the option of the Company.
     Management  expects  that it will  continue  to utilize  Units as a form of consideration for a portion of its acquisition properties.

     Effective  January  1,  2003,  the  accompanying   consolidated   financial
     statements include the accounts of the Management  Companies.  As a result, the Management  Companies are now wholly owned subsidiaries of the Company.
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
     Nelson and Norman  Leenhouts  (the  "Leenhoutses")  held the remaining five percent and one percent  interest,  respectively,  through the ownership of
     voting  common  stock.   In  the  first  quarter  of  2003,  the  Operating
     Partnership acquired all of the shares held by the Leenhoutses.

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

     The Company currently has  approximately  1,650 employees and its executive offices are located at 850 Clinton Square,  Rochester,  New York 14604. Its
     telephone number is (585) 546-4900.

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

     Acquisition and Sale Strategies
     -------------------------------

     The Company's core strategy is to grow primarily  through  acquisitions  in the suburbs of major metropolitan markets that have significant barriers to new  construction,  easy access to the Company's  headquarters,  and enough apartments  available for acquisition to achieve a critical mass.  Targeted
     markets  also  possess   other   characteristics,   including   acquisition
     opportunities below replacement costs, a mature housing stock and stable or moderate job growth.  The Company currently expects that its growth will be focused within suburban sub-markets of select metropolitan areas within the
     Northeast,  Mid-Atlantic and Midwestern regions of the United States, where it has already established a presence.  The largest  metropolitan areas the
     Company will focus on include New York City,  Washington,  D.C., Baltimore,
     Philadelphia,  Detroit, Chicago and Boston. The Company may expand into new
     markets  that  possess  the  characteristics   described  above.  Continued
     geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties. The Company will continue to pursue the  acquisition  of  individual  properties  as well as multi-property  portfolios.  It may also consider strategic  investments in
     other  apartment   companies.   The  Company  has  anticipated  closing  on
     acquisitions of $250 million in its budget for 2004.

     During 2003, the Company acquired two communities with a total of 730 units for an aggregate  consideration of approximately $93 million, or an average of approximately $127,200 per apartment unit. The weighted average expected first  year  capitalization  rate for the  acquired  communities  was 7.3%.
     Capitalization rate ("cap rate") is defined as the rate of interest used to convert the first year  expected net operating  income  ("NOI") less a 3.0%
     management fee into a single  present value.  NOI is defined by the Company as rental income and property other income less  operating and  maintenance expenses. The acquisitions were concentrated in Boston and Washington, D.C.

     During 2003,  the Company  completed the sale of seven  communities  with a total of 1,568 units for an aggregate  consideration of  approximately  $59 million.  The properties  sold were either in slower growth markets or less efficient to operate due to their remote locations and/or smaller size. The
     Company  recycled the proceeds from those  properties that were expected to produce a weighted average  unleveraged  internal rate of return ("IRR") of
     8.9% with the purchase of properties expected to produce an unleveraged IRR of 10.2%. IRR is defined as the discount rate at which the present value of the  future  cash  flows  of the  investment  is  equal  to the cost of the investment. Several of the properties sold were originally acquired through transactions where the sellers took interests in the Operating  Partnership as  consideration  to  provide  them  with the  opportunity  to  defer  tax obligations.  We refer  to these  transactions  as  "UPREIT  transactions."
     Generally, in UPREIT transactions, the Company has made certain commitments to the sellers  regarding the Company's sale of the property.  As a result,
     Section  1031  exchanges  were used to defer  taxable  gains of the  UPREIT investor.

     In  January  2004,  the  Company  acquired  four  communities  as part of a portfolio  with a total of 534 units in the New  Jersey  region.  The total purchase  price of $64.2  million,  including  closing  costs,  equates  to approximately $120,000 per apartment unit. Consideration for the properties included $34 million in assumed  debt (fair  market value of $37  million),
     $11.9  million in  Operating  Partnership  Units (fair  market  value $12.1 million)  and $18.3  million cash funded  through the use of the  Company's line of credit.  The  expected  first year cap rate for this  portfolio  is
     6.2%.

     In March,  2004,  the Company  acquired a 240-unit  community in Frederick,
     Maryland.  The total  purchase price of $29.4  million,  including  closing costs,  equates to  approximately  $123,000 per apartment unit.  Management expects  a 7.4%  weighted  average  expected  first  year  cap rate on this acquisition.  Consideration for this property was funded through the use of the Company's line of credit.

     The  Company  will  continue  to  contemplate  the sale of  certain  of its communities.  The Company has identified  three  communities  for potential
     sale  during  2004.  The  total   estimated  fair  market  value  of  these
     communities is in excess of $50 million.  The  communities  are spread over different  markets,  are generally  less  efficient to operate due to their remote  locations,  and have reached their potential.  The Company will not sell these  properties,  however,  unless it  achieves  targeted  prices at levels which would allow it to reinvest  the proceeds at higher  returns by making acquisitions with repositioning  potential.  One of these properties was originally acquired through an UPREIT transaction.  Therefore, the sale will have to be matched  with a suitable  acquisition  using a tax deferred exchange.  The Company has  anticipated  closing on sales of $50 million in its budget for 2004.

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

     On December 31, 2003, the Company's debt was approximately $1.4 billion and the  debt-to-total  market  capitalization  ratio  was  40.2%  based on the year-end  closing  price of the  Company's  stock of $40.39.  The  weighted average  interest  rate on the Company's  mortgage debt as of  December 31,
     2003 was 6.47% and the weighted  average maturity was  approximately  eight years. Debt maturities are staggered,  ranging from July 2004, through June
     2036. As of December 31,  2003, the Company had an unsecured line of credit facility  from M&T Bank of  $115 million.  This  facility is available  for acquisition  and other  corporate  purposes  and bears an interest  rate at
     1.15% over the one-month LIBOR rate. As of December 31, 2003,  there was no balance outstanding on the line of credit.

     Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions. No UPREIT Units were issued in connection with the two  property  acquisitions  during  2003.  The  Company did issue $4.8 million  worth  of  UPREIT  Units as  consideration  in  acquiring  land in
     Pennsylvania. Also in 2003, the Company issued $2.4 million worth of UPREIT
     Units as consideration for a 1031 exchange transaction where a second party purchased  the UPREIT  Units of the Company in exchange  for selling  their property to a third party.  The Company  issued  approximately  $12 million worth of UPREIT Units as partial consideration in acquisition  transactions during 2002.  During 2001,  and 2000,  $19 million and $59 million worth of
     UPREIT  Units were  issued,  respectively.  It is  difficult to predict the level of demand from sellers for this type of transaction.

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
     offering  generated net proceeds of approximately $58 million.  The Company raised  approximately  $30 million in 2003 under its Dividend  Reinvestment and Direct Stock Purchase Plan (the "Dividend Reinvestment Plan").

     In  2002,  the  Company  also  announced  a  2,000,000  share  increase  in management's  authorization  to buy back the Company's  outstanding  common
     stock.   Shares  may  be   repurchased   through  the  open  market  or  in
     privately-negotiated   transactions.   The   Company's   strategy   is   to
     opportunistically  repurchase  shares at a discount to its  underlying  net asset value, thereby continuing to build value for long-term  shareholders.
     In 2003, the Company did not repurchase any of its outstanding common stock or UPREIT  Units.  At December  31, 2003 the Company had  authorization  to repurchase  3,135,800  shares of common  stock and UPREIT  Units  under the stock repurchase program.

     Corporate Governance Initiatives
     --------------------------------

     During  2003 and  2002,  the  Company's  Board of  Directors  approved  and modified  several new initiatives to further  increase the  transparency of financial  reporting  and to  strengthen  corporate  governance.  Since its inception,  the Company has focused on its shareholders' best interests and never  adopted a  shareholders  "rights"  plan (poison pill) or a staggered
     Board.

     In addition to the  requirements set forth in the  Sarbanes-Oxley  Act (the
     "2002 Act") and Corporate  Governance  Rules of the New York Stock Exchange
     approved by the  Securities  and Exchange  Commission on June 30, 2003, the
     Company's Board of Directors approved the following policies:

     o    Beginning in 2003,  stock  options were issued  pursuant to a new plan approved by  shareholders,  as described in the proxy statement issued in  connection  with the 2003 Annual  Meeting of  Stockholders  of the
          Company.  The new plan includes a provision that options will not vest
          automatically  upon  an  employee's   retirement  but,  instead,  will
          continue to vest as scheduled.  Re-pricing of options are  prohibited.
          Directors and executive  officers are required to hold stock issued in connection  with a stock option exercise for a minimum of one year and are not permitted to receive cash on an option  exercise except to pay the withholding tax and exercise price.

     o    Beginning  in 2003,  the  Company  began  expensing  stock  options by adopting  the  provisions  of SFAS 148  "Accounting  for  Stock  Based
          Compensation  - An  Amendment  of  SFAS  123."  Under  the  transition provisions  of this  Statement,  the Company has elected the "Modified
          Prospective  Method" for recognizing  stock-based  compensation costs.
          Under this method,  the Company  recognizes  stock-based  compensation cost from the  beginning  of the fiscal year in which the  recognition provisions  are first  applied as if the fair value  based  accounting method in this  Statement  had been used to account  for all  employee awards granted,  modified,  or settled in fiscal years beginning after
          December 15, 1994.

     Competition
     -----------

     The Company competes with other multifamily  owners and operators and other real  estate  companies  in  seeking  properties  for  acquisition  and  in attracting potential  residents.  The Company's properties are primarily in developed  areas  where there are other  properties  of the same type which directly  compete for residents.  The Company,  however,  believes that its
     focus  on  service  and  resident   satisfaction  gives  it  a  competitive
     advantage.  The  Company  also  believes  that  the  moderate  level of new construction  of  multifamily  properties  in its  markets  in  2003,  that generally  require  higher rental rates,  will not have a material  adverse effect on its turnover rates,  occupancies or ability to increase rents and minimize  operating  expenses.  During the past two years,  the Company has encountered  competition  as it  seeks  attractive  properties  in  broader geographic  areas.  Given the perceived  depth of available  opportunities, this  increased  level of  competition  has not  prevented the Company from being able to meet its long-term growth  expectations,  although the timing of certain  transactions  prevented  the Company from meeting its announced acquisition goals for 2003.

     Market Environment
     ------------------

     From the IPO through 2000,  the markets in which Home  Properties  operates could be  characterized  as stable,  with  moderate  levels of job  growth.
     Starting in 2001 and  continuing  through 2002,  many regions of the United
     States had experienced  varying degrees of economic recession  resulting in negative  job  growth  for both the  country  as a whole and the  Company's markets.  During 2003, that trend has started to reverse,  with only slight job loss for the  country  and a 0.1%  positive  growth  for the  Company's markets.

     New construction in the Company's  markets is low, relative to the existing multifamily  housing  stock and  compared to other  regions of the country.
     Most of the  existing  housing  stock in the  Company's  markets  was built before 1980. Zoning restrictions,  a scarcity of land and high construction costs make new  development  difficult to justify in many of the  Company's markets.  In 2003, Home  Properties'  markets  represented 19% of the total estimated  existing  U.S.  multifamily  housing  stock,  but only 8% of the country's estimated net new supply of multifamily housing units.

     Starting  in 2001 and  continuing  through  2003,  the  recession  reversed historical trends,  with the net increase in the multifamily rental housing stock  exceeding  the  estimated  number  of new units  needed  to  satisfy increased demand.

     In 2000,  net new  multifamily  supply as a percent of net new  multifamily demand in the Home Properties  markets was approximately 49%, compared to a national  average of 98%.  In 2001 thru  2003,  both the  national  and the
     Company's markets have resulted in an estimated oversupply. The 2003 demand
     (oversupply)  for the  Company's  markets  relative  to  estimated  net new multifamily supply still compares favorably to national averages.

     The third to the last column in the Multifamily  Supply and Demand table on page 10  shows  the net new  multifamily  supply  as  percent  of  existing multifamily  housing stock. In the Company's  markets,  net new supply only represents 0.3% of the existing multifamily housing stock. This compares to the national  average net new multifamily  supply  estimates at 0.7% of the multifamily housing stock.

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

                               Market Demographics

                                             December    December                                  2003
                                                  Job         Job                           Multifamily
                                               Growth      Growth                   2003   Units as a %          2003
                           % of     2003     Trailing    Trailing     December    Median       of Total   Multifamily
                          Owned  Number of  12 Months   12 Months Unemployment      Home  Housing Units       Housing
 MSA Market Area          Units  Households  % Change      Actual         Rate     Value      Stock (4)     Stock (5)
 ---------------          -----  ----------  --------      ------         ----     -----      ---------     ---------

Northern VA/DC            15.8%   1,954,108     1.4%        38,500        6.2%   194,010          31.0%       636,269
Baltimore, MD             15.2%   1,016,170     0.8%         9,500        4.6%   142,897          22.3%       243,446
Eastern PA (1)            14.4%   2,203,169     0.6%        15,900        4.8%   125,059          19.5%       458,702
Detroit, MI               13.6%   1,722,895    (0.9%)      (18,900)       6.7%   162,160          18.1%       330,665
Downstate NY (3)          10.5%   1,581,344     0.6%        12,000        3.9%   243,960          18.6%       313,042
Northern NJ (2)            6.2%   2,129,593     0.7%        18,400        4.7%   207,652          24.8%       561,703
Chicago, IL                5.5%   3,047,396    (0.5%)      (22,100)       6.3%   188,332          34.4%     1,104,641
Rochester, NY              4.7%     426,890    (0.9%)       (5,000)       5.8%    98,421          19.9%        91,116
Buffalo, NY                4.0%     470,431    (0.4%)       (2,300)       6.5%    93,759          18.0%        92,299
Syracuse, NY               3.0%     286,430    (0.2%)         (600)       6.0%    85,659          19.2%        61,060
Boston, MA                 2.4%   2,380,278    (1.7%)      (34,400)       4.5%   202,675          32.3%       804,360
Portland, ME               1.4%     112,847     2.3%         3,700        2.6%   140,575          20.8%        26,617
Hamden, CT                 1.2%     659,354     0.7%         1,800        4.4%   197,880          28.0%       195,199
Delaware                   1.1%     229,294     0.8%         2,700        4.1%   143,945          19.8%        48,175
South Bend, IN             1.0%     101,894     1.5%         2,000        4.3%   101,449          16.5%        17,835
                           ---      -------     ---          -----        ---    -------          ----         ------

Home Properties Markets  100.0%  18,322,093     0.1%        21,200        4.8%   173,106          25.6%     4,985,129
                         =====   ==========     ===         ======        ===    =======          ====      =========

United States                   109,440,059    (0.0%)      (55,000)       5.4%   128,296          21.9%    26,318,415

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
     Island, NY (Nassau-Suffolk MSA);  Westchester County MSA; & Rockland County
     MSA.

(4)  Based on  Claritas  2003  estimates  calculated  from the 2000 U.S.  Census figures.
     Sources: Bureau of Labor Statistics (BLS); Claritas, Inc.; US Census Bureau
     -  Manufacturing & Construction  Div.; New York State  Department of Labor,
     Div. Of Research and Statistics.
     Data  collected is data available as of February 13, 2004 and in some cases may be preliminary.
     BLS is the principal  fact-finding agency for the Federal Government in the broad field of labor economics and statistics.
     Claritas Inc. is a leading  provider of precision  marketing  solutions and related products/services.
     U.S.  Census  Bureau's parent federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

(5)  2003 Multifamily Housing Stock is from Claritas estimates based on the 2000
     U.S.  Census.  In  previous  years'  presentations,  this  column  excluded properties with four units or fewer. The published 2003 source  information did not allow for  disclosure of the same  information.  This  presentation excludes  properties  with two  units or  fewer.  Both the Home  Properties
     Markets  total and  United  States  total  increased  by 25-30%  due to the inclusion of properties with three to four units.

                             Multifamily Supply and Demand

                                                                                  Estimated    Estimated
                                                                     Estimated      Net New      Net New
                         Estimated                      Estimated         2003  Multifamily  Multifamily
                              2003         Estimated         2003          New  Supply as a  Supply as a                  Expected
                               New              2003      Net New  Multifamily     % of New     % of New     Expected       Excess
                         Supply of       Multifamily  Multifamily    Household  Multifamily  Multifamily       Excess      Revenue
MSA Market Area     Multifamily(6)  Obsolescence (7)   Supply (8)   Demand (9)       Demand        Stock  Demand (10)  Growth (11)
---------------     --------------  ----------------   ----------   ----------       ------        -----  -----------  -----------

Northern VA/DC               7,408             3,181        4,227        7,958        53.1%         0.7%        3,731        0.6%
Baltimore, MD                2,447             1,217        1,230        1,413        87.1%         0.5%          183        0.1%
Eastern PA (1)               4,405             2,294        2,111        2,064       102.3%         0.5%          (47)      (0.0%)
Detroit, MI                  3,080             1,653        1,427       (2,286)      (62.4%)        0.4%       (3,713)      (1.1%)
Downstate NY (3)             1,684             1,565          119        1,490         8.0%         0.0%        1,371        0.4%
Northern NJ (2)              4,015             2,809        1,206        3,045        39.6%         0.2%        1,839        0.3%
Chicago, IL                 10,625             5,523        5,102       (5,070)     (100.6%)        0.5%      (10,172)      (0.9%)
Rochester, NY                  447               456           (9)        (663)        1.2%        (0.0%)        (654)      (0.7%)
Buffalo, NY                    423               461          (38)        (276)       14.0%        (0.0%)        (238)      (0.3%)
Syracuse, NY                    72               305         (233)         (77)      303.2%        (0.4%)         156        0.3%
Boston, MA                   3,603             4,022         (419)      (7,423)        5.6%        (0.1%)      (7,004)      (0.9%)
Portland, ME                    49               133          (84)         513       (16.3%)       (0.3%)         597        2.2%
Hamden, CT                      93               976         (883)         336      (262.6%)       (0.5%)       1,219        0.6%
Delaware                       925               241          684          356       192.3%         1.4%         (328)      (0.7%)
South Bend, IN                  97                89            8          220         3.5%         0.0%          212        1.2%
                            ------             -----        -----       ------      ------          ---       -------       ----
Home Properties Markets     39,373            24,925       14,448        3,627       398.4%         0.3%      (10,822)      (0.2%)
                            ======            ======       ======        =====       =====          ===       =======       ====

United States              319,239           131,592      187,647       (8,028)    (2337.5%)        0.7%     (195,675)      (0.7%)

(1)-(5) see footnotes prior page

(6)  Estimated  2003 New  Supply of  Multifamily  =  Multifamily  permits  (2003 figures U.S. Census Bureau, Mfg. & Constr.  Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at
     95%).

(7)  Estimated   2003   Multifamily   Obsolescence  =  0.5%  of  Estimated  2003
     multifamily housing stock.

(8)  Estimated  2003 Net New  Multifamily  Supply = Estimated 2003 New Supply of
     Multifamily - Estimated 2003 multifamily obsolescence.

(9)  2003 New  Multifamily  Household  Demand =  Trailing  12 month  job  growth
     (Nonfarm,    not   seasonally    adjusted   payroll   employment   figures)
     (12/31/02-12/31/03)   multiplied   by  the  expected  %  of  new  household
     formations  resulting  from  new  jobs  (66.7%)  and  the % of  multifamily households in each market (based on Claritas estimates).

(10) Expected Excess Demand = Estimated 2003 New Multifamily  Household Demand -
     Estimated 2003 Net New Multifamily Supply.

(11) Expected  Excess  Revenue  Growth = Expected  Excess Demand divided by 2003
     Multifamily Housing Stock.

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

     Company Web Site and Access to Filed Reports
     --------------------------------------------

     The Company maintains an Internet Web site at  www.homeproperties.com.  The
     Company  provides  access to its  reports  filed  with the  Securities  and
     Exchange  Commission  ("SEC")  through  this Web site.  These  reports  are available  as soon as  reasonably  practicable  after the reports are filed electronically  with the SEC.  In  addition,  paper  copies of  annual  and periodic reports filed with the SEC may be obtained by contacting Corporate
     Secretary,  Home Properties,  Inc., 850 Clinton Square, Rochester, New York
     14604.  The  address  is also  included  within  the SEC  filings  or under
     "Investment Information, Financial Information," on the Company's Web site.

     Current  copies  of  the  Company's  Corporate  Governance  Guidelines  and
     Charters for the Audit, Compensation,  Corporate  Governance/Nominating and
     Real  Estate  Investment  Committees  of the  Board of  Directors  are also
     available  on  the  Company's   website   under  the  heading   "Investment
     Information/Investor   Overview.".   Copies  of  the  Corporate  Governance
     Guidelines  and the Committee  Charters are also  available at no charge to stockholders  upon  request  addressed to the  Corporate  Secretary at Home
     Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

Item 2. Properties

     As of December 31, 2003, the Owned Properties  consisted of 147 multifamily residential  communities  containing 40,946 apartment units. At the time of the IPO (August 4, 1994),  Home Properties owned 11 communities  containing
     3,065  units and  simultaneously  with the  closing of the IPO  acquired an additional four communities  containing 926 units. From the time just prior to the IPO to December  31,  2003,  the Company  experienced  a  compounded annualized growth rate of 32% in the number of apartment units it owned. In
     2003, Home Properties acquired 730 apartment units in two communities for a total  purchase  price of  approximately  $93  million.  Also in 2003,  the
     Company  sold  seven  communities  with a total of 1,568  units  for  total consideration of $59.3 million. From January 1, 2004 through March 4, 2004, the Company acquired five communities with a total of 774 units for a total purchase price of $93.6 million.

     The Owned  Properties  are  generally  located  in  established  markets in suburban  neighborhoods  and are well  maintained and well leased.  Average economic  occupancy  at the Owned  Properties  was 93% for 2003.  The Owned
     Properties  are  typically  two- and  three-story  garden  style  apartment buildings  in  landscaped  settings  and a  majority  are of brick or other masonry  construction.  The Company  believes that its  strategic  focus on appealing  to middle  income and senior  residents  and the  quality of the services it provides to such residents results in lower resident  turnover.
     Average  turnover at the Owned Properties was  approximately  46% for 2003,
     which  is   significantly   below  the   national   average  of  60.5%  for
     garden-style apartments.

     Resident leases are generally for a one year term.  Security deposits equal to one month's rent are generally required.

     Certain of the Owned  Properties  secure mortgage  loans.  See Schedule III contained herein (F-42 to F-46).

     The table on the  following  pages  illustrates  certain  of the  important characteristics of the Owned Properties as of December 31, 2003.

Communities Wholly Owned
and Managed by Home Properties as of
December 31,
2003

                                                                                                              2003   2002
                                                                                                 (4)           Avg    Avg
                                                                                 (2)      (3)   2003   2002    Mo.    Mo,
                                                                      Avg.      2003     2003   Avg.   Avg.   Rent   Rent 12/31/2003
                                                     #   Age           Apt         %        %      %      %   Rate   Rate      Total
                                                    Of    In  Year    Size    Mature Resident  Occu-  Occu-    per    per       Cost
Regional Area                                     Apts Years   Acq (Sq Ft) Residents Turnover  pancy  pancy    Apt    Apt      (000)
-------------                                     ---- -----   --- ------- --------- --------  -----  -----    ---    ---      -----

                Core Communities (1)
CTHamden        Apple Hill Apartments              498    31  1998     789        4%      52%    93%    93% $1,026   $991    $30,883
DE              HP of Newark                       432    35  1999     856        3%      45%    91%    90%    736    707     25,998
IL-Chicago      Blackhawk                          371    42  2000     860       13%      50%    92%    93%    842    838     21,513
IL-Chicago      Colonies Apartments                672    29  1998     656       12%      56%    90%    93%    707    681     31,999
IL-Chicago      Colony Apartments                  783    30  1999     704        8%      60%    93%    91%    830    850     49,508
IL-Chicago      Courtyards                         224    32  2001     673       13%      61%    94%    91%    776    810     14,890
IL-Chicago      Cypress Place                      192    33  2000     855       12%      48%    93%    94%    886    890     12,776
IN-South Bend   Maple Lane                         396    20  1999     950       27%      48%    89%    89%    667    655     20,726
MD-Baltimore    Bonnie Ridge                       966    37  1999   1,023        6%      52%    91%    93%    980    944     64,609
MD-Baltimore    Canterbury Apartments              618    25  1999     933       16%      46%    94%    96%    767    729     28,622
MD-Baltimore    Country Village Apartments         344    32  1998     868       43%      59%    92%    91%    749    737     18,453
MD-Baltimore    Falcon Crest                       396    34  1999     993       10%      51%    93%    92%    817    801     18,451
MD-Baltimore    Fenland Field                      234    33  2001     934       14%      41%    92%    94%    964    897     16,179
MD-Baltimore    Gateway Village                    132    14  1999     965        9%      59%    93%    95%   1055    985      8,539
MD-Baltimore    Manor, The                         435    34  2001   1,017        7%      37%    96%    95%  1,096   1044     39,586
MD-Baltimore    Mill Towne Village Apartments      384    30  2001     812       16%      41%    89%    90%    728    669     23,954
MD-Baltimore    Morningside Heights Apartments   1,050    38  1998     870       15%      44%    91%    89%    759    729     51,434
MD-Baltimore    Owings Run                         504     8  1999   1,142       19%      34%    88%    89%    967    964     39,464
MD-Baltimore    Selford Townhomes                  102    16  1999   1,115       16%      61%    93%    92%  1,071   1009      7,080
MD-Baltimore    Shakespeare Park                    82    20  1999     833       92%      12%    99%    99%    608    608      4,151
MD-Baltimore    Timbercroft Townhomes              284    31  1999     990       39%      12%    99%    99%    685    654     10,096
MD-Baltimore    Village Square                     370    35  1999   1,045       15%      47%    96%    97%    928    862     19,127
MD-Baltimore    Woodholme Manor                    176    34  2001     825       17%      36%    93%    94%    653    594      7,869
ME-Portland     Mill Co. Gardens                    95    52  1998     550       14%      60%    96%    97%    670    632      2,886
ME-Portland     Redbank Village                    500    59  1998     836        5%      42%    92%    93%    743    702     22,219
MI-Detroit      Canterbury Square                  336    31  1997     789        3%      53%    90%    91%    752    751     17,613
MI-Detroit      Carriage Hill Apartments           168    37  1998     783        3%      49%    93%    94%    781    769      8,535
MI-Detroit      Carriage Park Apartments           256    36  1998     777        9%      45%    93%    94%    736    732     12,399
MI-Detroit      Charter Square                     494    32  1997     914        2%      51%    91%    90%    848    846     29,489
MI-Detroit      Cherry Hill Club Apartments        164    31  1998     878        8%      53%    90%    93%    667    647      7,046
MI-Detroit      Cherry Hill Village Apartments     224    37  1998     742        5%      47%    92%    91%    706    715     10,227
MI-Detroit      Deerfield Woods                    144    27  2000     800       41%      31%    93%    96%    814    788      7,332
MI-Detroit      Fordham Green                      146    27  1997     869        6%      50%    92%    94%    884    860      8,580
MI-Detroit      Golfview Manor                      44    44  1997     662        2%      48%    88%    97%    586    561       1024
MI-Detroit      Greentrees Apartments              288    32  1997     863       18%      64%    89%    91%    659    661     12,692
MI-Detroit      Hampton Court                      182    31  2000     972        2%      59%    85%    90%    677    653      9,070
MI-Detroit      Kingsley Apartments                328    33  1997     792       10%      52%    91%    90%    684    687     17,168
MI-Detroit      Lakes Apartments                   434    16  1999     948        7%      59%    88%    87%    891    901     29,254
MI-Detroit      Macomb Manor                       217    34  2000     867       45%      36%    94%    95%    687    676      9,957
MI-Detroit      Oak Park Manor                     298    48  1997     887        2%      46%    88%    92%    832    793     14,286
MI-Detroit      Parkview Gardens                   483    49  1997     731        7%      46%    87%    94%    645    620     12,586
MI-Detroit      Scotsdale Apartments               376    28  1997     790       13%      39%    92%    93%    693    695     16,527
MI-Detroit      Southpointe Square                 224    32  1997     776       14%      54%    88%    90%    647    645      7,808
MI-Detroit      Springwells Park                   303    62  1999   1,014        9%      54%    87%    88%    983    999     22,422
MI-Detroit      Stephenson House                   128    36  1997     668        2%      62%    91%    90%    670    678      4,131
MI-Detroit      Woodland Gardens                   337    37  1997     719        6%      57%    91%    90%    733    762     16,306
NJ-Northern     East Hill Gardens                   33    45  1998     695       42%      33%    97%    96%  1,259   1204      2,683
NJ-Northern     Lakeview Apartments                106    34  1998     492       26%      33%    97%    97%   1063    995      7,298
NJ-Northern     Oak Manor Apartments                77    47  1998     775       27%      36%    96%    96%  1,564   1476      6,675
NJ-Northern     Pleasant View Gardens Apartments 1,142    35  1998     745        6%      40%    92%    92%    968    933     67,414
NJ-Northern     Pleasure Bay Apartments            270    32  1998     667        5%      29%    97%    97%    849    799     12,299
NJ-Northern     Royal Gardens                      550    35  1997     800        0%      33%    96%    97%   1007    956     29,789
NJ-Northern     Wayne Village                      275    38  1998     725        5%      35%    94%    96%  1,086   1023     19,212
NJ-Northern     Windsor Realty                      67    50  1998     675       16%      42%    96%    96%   1002    955      5,054
NY-Alb/
  Hudson Valley Carriage Hill                      140    30  1996     845        4%      57%    95%    95%  1,148   1074      6,967
NY-Alb/
  Hudson Valley Cornwall Park                       75    36  1996   1,320       19%      77%    92%    95%  1,618   1540      7,119
NY-Alb/
  Hudson Valley Lakeshore Villas                   152    28  1996     956        9%      53%    95%    95%    965    896      7,846
NY-Alb/
  Hudson Valley Patricia Apartments                100    29  1998     770        4%      35%    94%    97%  1,220   1144      6,739
NY-Alb/
  Hudson Valley Sunset Gardens                     217    32  1996     662        9%      61%    97%    97%    831    772      8,519
NY-Buffalo      Emerson Square                      96    33  1997     650       38%      32%    97%    98%    645    624      3,453
NY-Buffalo      Idylwood                           720    33  1995     700       10%      55%    92%    90%    645    644     25,927
NY-Buffalo      Paradise Lane at Raintree          324    31  1997     676       14%      45%    91%    91%    680    663     11,807
NY-Buffalo      Raintree Island                    504    31  1985     704       24%      46%    90%    92%    705    687     18,585
NY-Long Island  Bayview/Colonial                   160    36  2000     882       22%      45%    93%    95%   1063    994     13,173
NY-Long Island  Coventry Village                    94    28  1998     718        3%      34%    97%    98%  1,237   1168      5,204
NY-Long Island  Devonshire Hills                   297    35  2001     803        1%      70%    93%    90%  1,688   1642     51,061
NY-Long Island  Eastwinds                           96    37  2000     888        8%      39%    93%    92%   1044    999      7,908
NY-Long Island  Lake Grove                         368    33  1997     879       16%      49%    95%    97%  1,297   1218     29,676
NY-Long Island  Maple Tree                          84    52  2000     937       14%      26%    94%    96%  1,091   1031      6,425
NY-Long Island  Mid-Island Estates                 232    38  1997     690       22%      42%    97%    97%  1,096   1029     14,222
NY-Long Island  Rider Apartments                    24    42  2000     817       33%      17%    98%    98%  1,088   1015      1,851
NY-Long Island  South Bay Manor                     61    43  2000     849       10%      44%    96%    88%  1,357   1269      6,509
NY-Long Island  Southern Meadows                   452    32  2001     810        7%      38%    95%    96%  1,290   1231     43,387
NY-Long Island  Terry Apartments                    65    27  2000     722       32%      43%    93%    93%   1048    983      4,499
NY-Rochester    1600 East Avenue                   164    44  1997     800       43%      27%    77%    69%  1,159   1349     14,437
NY-Rochester    1600 Elmwood                       210    43  1983     891        7%      46%    92%    94%    910    879     13,259
NY-Rochester    Brook Hill                         192    31  1994     999       29%      42%    89%    89%    888    881     12,580
NY-Rochester    Newcastle Apartments               197    28  1982     873       18%      46%    95%    88%    770    755     11,097
NY-Rochester    Northgate Manor                    224    40  1994     800       33%      33%    91%    88%    684    677     11,497
NY-Rochester    Perinton Manor                     224    33  1982     928       19%      47%    92%    92%    812    811     12,695
NY-Rochester    Riverton Knolls                    240    29  1983     911       10%      58%    88%    81%    837    855     14,251
NY-Rochester    Spanish Gardens                    220    29  1994   1,030        4%      39%    90%    87%    696    686     13,279
NY-Rochester    The Meadows                        113    32  1984     890       29%      44%    95%    95%    730    700      5,688
NY-Rochester    Woodgate Place                     120    30  1997   1,100        6%      45%    95%    93%    809    795      6,114
NY-Syracuse     Fairview Heights                   214    39  1965     798        0%      69%    94%    92%    915    874     11,919
NY-Syracuse     Harborside Manor                   281    30  1995     823        4%      49%    96%    94%    658    645     10,093
NY-Syracuse     Pearl Street                        60    32  1995     855        2%      40%    95%    92%    574    557      1,864
NY-Syracuse     Village Green                      448    17  1994     908       29%      41%    93%    86%    682    672     19,212
NY-Syracuse     Westminster Place                  240    31  1996     913        5%      52%    95%    95%    656    643      8,962
PA-Philadelphia Arbor Crossing                     134    34  1999     667       29%      37%    91%    94%    770    741      6,487
PA-Philadelphia Beechwood Gardens                  160    36  1998     775       13%      42%    97%    97%    754    725      5,995
PA-Philadelphia Cedar Glen Apartments              110    36  1998     726       17%      56%    91%    92%    615    584      4,394
PA-Philadelphia Chesterfield Apartments            247    30  1997     812        2%      57%    96%    96%    826    801     13,531
PA-Philadelphia Curren Terrace                     318    32  1997     782        4%      43%    92%    91%    876    845     18,077
PA-Philadelphia Executive House                    100    38  1997     696        2%      52%    94%    96%    876    864      6,470
PA-Philadelphia Glen Brook                         177    40  1999     689       17%      34%    94%    94%    713    711      7,789
PA-Philadelphia Glen Manor                         174    27  1997     667        2%      43%    92%    92%    726    699      7,386
PA-Philadelphia Hill Brook Place                   274    35  1999     709       11%      44%    97%    96%    797    759     14,246
PA-Philadelphia Home Properties of Bryn Mawr       316    52  2000     900        7%      47%    92%    88%  1,015   1004     29,411
PA-Philadelphia Home Properties of Castle Club     158    36  2000     974       22%      35%    97%    98%    819    784     11,567
PA-Philadelphia Home Properties of Devon           629    40  2000   1,299        3%      50%    90%    89%   1059   1055     55,831
PA-Philadelphia Home Properties of Golf Club       399    34  2000     821        5%      62%    91%    89%    967    963     35,064
PA-Philadelphia Home Properties of Trexler Park    249    29  2000   1,000       13%      64%    89%    88%    990    950     20,706
PA-Philadelphia New Orleans Park                   308    32  1997     693       16%      34%    94%    94%    761    739     16,616
PA-Philadelphia Racquet Club East Apartments       467    32  1998     850       27%      41%    96%    96%    916    885     29,529
PA-Philadelphia Racquet Club South                 103    34  1999     821       18%      45%    96%    96%    804    777      5,681
PA-Philadelphia Ridley Brook                       244    41  1999     731       23%      32%    97%    97%    779    755     12,038
PA-Philadelphia Sherry Lake Apartments             298    38  1998     811        3%      47%    95%    96%  1,060   1022     22,495
PA-Philadelphia The Landings                       384    30  1996     987       25%      55%    94%    91%    941    910     25,859
PA-Philadelphia Valley View Apartments             177    30  1997     769       15%      75%    90%    91%    774    759      9,688
PA-Philadelphia Village Square                     128    30  1997     795       22%      44%    93%    91%    854    833      7,178
PA-Philadelphia William Henry                      363    32  2000     900       11%      38%    88%    88%  1,042   1017     34,545
VA-Suburban DC  Braddock Lee Apartments            254    48  1998     758       12%      38%    96%    95%  1,079   1036     17,074
VA-Suburban DC  East Meadow                        150    32  2000   1,035       11%      55%    95%    93%  1,145   1169     13,607
VA-Suburban DC  Elmwood Terrace                    504    30  2000   1,038       14%      51%    94%    92%    789    763     23,258
VA-Suburban DC  Manor, The                         198    29  1999     844       20%      53%    92%    91%    902    893      9,790
VA-Suburban DC  Orleans Village                    851    35  2000   1,040        6%      43%    90%    91%  1,136   1133     77,573
VA-Suburban DC  Park Shirlington Apartments        294    48  1998     758        9%      37%    93%    95%  1,122   1076     20,150
VA-Suburban DC  Pavilion Apartments                432    35  1999     951       44%      41%    92%    90%  1,374   1321     49,643
VA-Suburban DC  Seminary Hill                      296    43  1999     884        6%      47%    91%    92%  1,115   1088     18,148
VA-Suburban DC  Seminary Towers                    548    39  1999     875       19%      43%    92%    91%  1,114   1094     34,281
VA-Suburban DC  Tamarron Apartments                132    16  1999   1,097       22%      35%    96%    98%  1,086   1006     10,437
VA-Suburban DC  Virginia Village                   344    36  2001   1,028        6%      46%    94%    91%  1,144   1096     31,027
VA-Suburban DC  Wellington Lakes                   160    32  2001     675        1%      75%    86%    90%    758    708      8,456
VA-Suburban DC  Welling Woods                      114    31  2001     688        9%      67%    91%    95%    780    715      5,921

                Core Communities Total/
                  Weighted Avg.                 35,936    34           857       13%      47%    92%    92%  $ 889  $ 864 $2,183,660

(1)  "Core  Communities"  are the 35,936  apartment  units  owned by the Company continuously.

(2)  "Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 2003.

(3)  "Resident  Turnover"  reflects,  on an annual basis, the number of moveouts divided by the total number of apartment units.

(4)  "Average % Occupancy" is the average  economic  occupancy for the 12 months ended December 31, 2002 and 2003. For communities  acquired during 2002 and
     2003, this is the average occupancy from the date of acquisition.

Communities Wholly Owned
and Managed by Home Properties as of
December 31, 2003

                                                                                                              2003   2002
                                                                                                 (4)           Avg    Avg
                                                                                 (2)      (3)   2003   2002    Mo.    Mo,
                                                                      Avg.      2003     2003   Avg.   Avg.   Rent   Rent 12/31/2003
                                                     #   Age           Apt         %        %      %      %   Rate   Rate      Total
                                                    Of    In  Year    Size    Mature Resident  Occu-  Occu-    per    per       Cost
Regional Area                                     Apts Years   Acq (Sq Ft) Residents Turnover  pancy  pancy    Apt    Apt      (000)
-------------                                     ---- -----   --- ------- --------- --------  -----  -----    ---    ---      -----
                 2002 Acquisition Communities
MA-Boston        Gardencrest Apartments            696    55  2002     847       36%      31%    94%    96% $1,184 $1,060    $91,788
NY-Alb/
  Hudson Valley  Sherwood Consolidation            224    34  2002     813       16%      35%    97%    96%    876    794     15,221
NY-Long Island   Cambridge Village Associates       82    36  2002     747       30%      20%    99%    97%   1237   1190      6,419
NY-Long Island   Hawthorne Consolidation           434    35  2002     729       15%      40%    92%    85%  1,203  1,146     41,275
NY-Long Island   Heritage Square                    80    54  2002     703       30%      19%    98%    97%   1226   1169      7,358
NY-Long Island   Holiday/Muncy Consolidation       143    24  2002     566       86%      19%    98%    98%    903    894     10,206
NY-Long Island   Stratford Greens Associates       359    29  2002     725       10%      46%    95%    93%   1307   1222     48,571
NY-Long Island   Westwood Village Apartments       242    34  2002     829       58%      36%    97%    96%   1801   1651     34,951
NY-Long Island   Woodmont Village Apartments        96    35  2002     704        7%      42%    95%    95%   1143   1082      9,409
NY-Long Island   Yorkshire Village Apartments       40    34  2002     779       30%      15%    98%    95%   1309   1259      3,581
VA-Suburban DC   Brittany Place                    591    35  2002     920       13%      56%    95%    97%    976    931     47,206
VA-Suburban DC   Cider Mill                        864    25  2002     834       11%      45%    95%    91%    997    989     83,495
VA-Suburban DC   The Sycamores                     185    25  2002     876        3%      68%    91%    93%  1,097   1142     20,706
VA-Suburban DC   West Springfield Terrace          244    25  2002   1,019       23%      57%    89%    94%  1,226   1183     34,706

                 2002 Total/Weighted Average     4,280    34           823       22%      42%    94%    94% $1,140 $1,082   $454,892

                 2003 Acquisition Communities
MA-Boston        Stone Ends Apartments             280    24  2003     797        9%      59%    94%     NA $1,174    N/A    $34,312
VA-Suburban DC   Falkland Chase Apartments         450    66  2003     772        0%      50%    91%     NA  1,098    N/A     58,778

                 2003 Total/Weighted Average       730    45           782        4%      53%    93%    N/A $1,136    N/A    $93,090

                 Owned Portfolio Total/
                   Weighted Avg                 40,946    33           852       13%      46%    93%    92%   $919   $887 $2,731,642

(1)  "Core  Communities"  are the 35,936  apartment  units  owned by the Company continuously throughout 2002 and 2003.

(2)  "Mature Residents" is the percentage of residents aged 55 years or older as of December 31, 2003.

(3)  "Resident Turnover"  reflects,  on an annual basis, the number of moveouts;
     divided by the total number of apartment units.

(4)  "Average % Occupancy" is the average  economic  occupancy for the 12 months ended December 31, 2002 and 2003. For communities  acquired during 2002 and
     2003, this is the average occupancy from the date of acquisition.

     Property Development
     --------------------

     For  approximately  five years,  from 1996 to 2000,  the  Company  actively diversified  its  portfolio  of  market-rate  communities  with  government assisted  multifamily  housing  developed or  re-developed  by the Company.
     Effective  December 31,  2000,  the  Company  sold its  affordable  housing development  operations to Conifer, LLC.  Conifer, LLC is led by Richard J.
     Crossed,  a former  Executive  Vice  President  and former  director of the
     Company.  The Company retained general partner  ownership  interests in and property  management  operations for 8,325  apartment units in 136 existing affordable communities.

     In December  2002,  the Company  determined  that it would  market for sale virtually  all of the  assets  associated  with its  interests  in  various affordable  property  limited  partnerships.  At  that  time,  the  Company announced  its  intention  to sell the  assets  which  include  the  equity interest  in the  affordable  housing  partnerships,  loans,  advances  and management contracts, in three phases.

     During 2003, the Company was successful in selling its interest in entities that own in the aggregate 84 properties containing 2,590 units. There still remains interests in entities owning 39 properties, most of which are under contract  to sell in 2004.  The net gain  recorded  from the 2003 sales was
     $40,000.  In addition,  during 2003,  the Company  recorded $2.5 million in impairment charges related to these assets held as general partner. A total of  $822,000  represents  an  impairment  of monies  loaned  during 2003 to certain affordable properties to fund operating  shortfalls,  which are not anticipated to be recovered from projected sales  proceeds.  The balance of the impairment  charge, or $1.7 million,  pertains to a charge taken in the third quarter to reduce the book value of certain  assets  associated  with the remaining  interest.  This was triggered by the negotiation and signing of a sale contract for these assets.

     The  Company  has   retained   the  ability  to  develop  new  market  rate
     communities,  but does not plan to focus on this activity. Rather, it plans to engage in development activity only on a very selective basis.

     Property Management
     -------------------

     As of  December  31,  2003,  the Managed  Properties  consist of: (i) 4,832 apartment units where  Home Properties is the general partner of the entity that owns the property;  and (ii) 2,302 apartment units managed for others.
     The 4,832  apartment  units where the  Company is the  general  partner are projected  to be sold during  2004 as referred to above under the  Property
     Development section.

     On January 1, 2004,  the  Company  sold  certain  assets of its  commercial property  management  division to Home Leasing  LLC,  which is owned by the
     Leenhoutses. This division managed approximately 2.2 million square feet of gross leasable area, as well as certain planned  communities.  The majority of the managed commercial properties are and have been owned in whole or in part by the  Leenhoutses  since before the Company's IPO in 1994.  The sale was  completed in order to permit the Company to focus solely on the direct
     ownership  and  management  of  market  rate  apartment  communities.   The
     contribution  from the  commercial  property  management  division  to Home
     Properties'  2003  earnings  was  significantly  less than  one-half of one percent.  The initial amount paid was $67,500. In addition,  the Company is entitled to receive a  percentage  of the  management  fee received by Home
     Leasing  in  connection  with  the  management  of one  of  the  commercial properties for a period not to exceed 36 months.  If Home Leasing continues to manage that property for three years, the Company is expected to receive
     an  additional   deferred   purchase   price  of  $166,000,   for  a  total
     consideration  of $233,500.  If the management of this property is retained for the entire three years, the gain on sale will be approximately $30,000.

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

Communities Managed Home Properties by Market Area
As of December 31, 2003

Communities Managed as General Partner
                                                # of
Community Name                    City          Apts.
--------------                    ----          -----
UPSTATE NEW YORK

Buffalo, NY Area
Linda Lane Apartments             Cheektowaga     156

Rochester, NY Area
Abraham Lincoln                   Rochester        69
Ambassador Apartments             Rochester        54
Chevy Place                       Rochester        77
College Greene Senior Apartments  N. Chili        110
East Court Apartments             Rochester        85
Evergreen Hills                   Macedon         232
Fort Hill                         Canandaigua      57
Geneva Garden Apartments          Geneva           53
Huntington Park Apartments        Rochester        75
Jefferson Park                    Fairport         69
Monica Place                      Rochester        21
Nichols Schoolhouse Apartments    Nichols          13
Sandy Creek                       Albion           24
Springside Meadows Apartments     West Henrietta   54
St. Bernard's Park                Rochester        59
St. Bernard's Park II             Rochester        88
St. Michael's Senior Housing      Rochester        28
YWCA                              Rochester        86

Syracuse, NY Area
Candlelight Lane Apartments       Liverpool       244
Church Street Apartments          Port Byron       39
Ledges                            Evans Mills     100
Macartovin                        Utica            66
Meadowview I                      Central Square   60
Northcliffe Apartments            Cortland         58
Pontiac Terrace Apartments        Oswego           70
Schoolhouse Apartments            Waterville       56
Schoolhouse Gardens               Groton           28
Wedgewood Apartments              Kirkville        70
Windsor Place Apartments          N. Syracuse     180

ALBANY/HUDSON VALLEY NY AREA
Albert Carriere Apartments        Rouses Point     56
Hillside Terrace                  Poughkeepsie     64
Peppertree Apartments             Coxsackie        24
Peppertree Park                   Coxsackie        24
Terrace View Apartments           Yonkers          48
Trinity Senior Apartments         Yonkers          45

INDIANA
Dunedin Apartments                South Bend      168

NORTHERN/CENTRAL OHIO
Briggs/Wedgewood Apartments       Columbus        868

MARYLAND
Morningside Seniors               Baltimore        82

PENNSYLVANIA
Green Meadow Apartments           Pittsburgh    1,072

Total Apt. Units in Communities                 4,832
Managed as General Partner

--------------------------------------------------------------------------------

Communities Fee Managed

                                                 # of
Community Name                    City          Apts.
--------------                    ----          -----
UPSTATE NEW YORK
Rochester, NY Area
Pines of Perinton                 Fairport        508

MARYLAND
Annapolis Roads Apartments        Annapolis       282
Chesapeake Bay Apartments         Annapolis       108
Dunfield Townhomes                Baltimore       312
Fox Hall                          Baltimore       720

NEW JERSEY
Regency Club Apartments           Jackson         372

Total Apt. Units in Communities                 2,302
Fee Managed

          Supplemental Property Information
          ---------------------------------

          At December 31, 2003,  none of the  Properties  have an individual net book value equal to or greater than ten percent of the total assets of the  Company or would have  accounted  for ten  percent or more of the
          Company's aggregate gross revenues for 2003.

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

Item 4.   Submission of Matters to Vote of Security Holders

          None.

Item 4A.  Executive Officers

          The  following  table sets forth,  as of February 27, 2004,  the eight executive  officers of the  Company,  together  with their  respective ages, positions and offices.

          Name                    Age   Position
          ----                    ---   --------

          Edward J. Pettinella    52    President  and Chief  Executive  Officer  of  Home Properties,  HP
                                        Management and HPRS

          David P. Gardner        48    Executive   Vice   President  and  Chief   Financial   Officer  of
                                        Home Properties, HP Management and HPRS

          Ann M. McCormick        47    Executive  Vice  President,   General  Counsel  and  Secretary  of
                                        Home Properties, HP Management and HPRS

          Scott A. Doyle          42    Senior Vice President, Property Management of Home Properties,  HP
                                        Management and HPRS

          Johanna A. Falk         39    Senior Vice  President  and Chief  Administrative  Officer of Home
                                        Properties, HP Management and HPRS

          Robert J. Luken         39    Senior Vice President,  Chief  Financial  Analyst and Treasurer of
                                        Home Properties, HP Management and HPRS

          Janine M. Schue         41    Senior Vice  President,  Human  Resources of Home  Properties,  HP
                                        Management and HPRS

          John E. Smith           53    Senior  Vice   President,   Acquisitions   and   Dispositions   of
                                        Home Properties, HP Management and HPRS

          Information  regarding  Edward  Pettinella  is set forth  below  under
          "Board of Directors" in Item 10.

          David P. Gardner has served as Executive Vice President of the Company since January 2004,  Chief Financial  Officer of the Company since its inception,  and  Vice President  and  Chief  Financial  Officer  of HP
          Management  and HPRS since  their  inception.  Since May 2002,  he has served HP Management  and HPRS as Senior Vice  President.  Mr. Gardner
          joined  Home  Leasing  Corporation  in  1984  as  Vice  President  and
          Controller.  In 1989, he was named Treasurer of Home Leasing and Chief
          Financial  Officer in December  1993. In January 2004, Mr. Gardner was
          promoted to Executive  Vice  President.  From 1977 until  joining Home
          Leasing,  Mr.  Gardner was an  accountant at Cortland L. Brovitz & Co.
          Mr. Gardner is a graduate of the Rochester Institute of Technology and is a Certified Public Accountant.

          Ann M. McCormick has served as Executive  Vice  President  since 2004, and Vice  President  and General  Counsel and Secretary of the Company
          and HP  Management  since  their  inception.  She has also  served  as
          Secretary and General Counsel of HPRS since 1998 and as Vice President since 2000.  Since May 2002,  she has served HP Management and HPRS as
          Senior Vice President.  Mrs. McCormick joined Home Leasing in 1987 and was named Vice  President,  Secretary and General  Counsel in 1991. In
          January 2004, Mrs. McCormick was promoted to Executive Vice President.
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
          Properties in 1996 as a Regional Property Manager.  Mr. Doyle has been in  property  management  for 20+  years and is a  Certified  Property
          Manager   (CPM)  as   designated  by  the  Institute  of  Real  Estate
          Management.  Prior  to  joining  Home Properties  he  worked  with CMH
          Properties,  Inc., Rivercrest Realty Associates and Arcadia Management
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

          Robert J.  Luken has served as Senior  Vice  President  since  January
          2004,  Chief Financial  Analyst since February 2002,  Treasurer of the
          Company since 2000 and as Vice  President  since 1997.  Since 2001, he had  also  served  as Vice  President  and  Controller  of HPRS and HP
          Management.  He joined the Company in 1996, serving as its Controller.
          Prior to joining the Company,  he was the  Controller of Bell Corp. of
          Rochester  and an Audit  Supervisor  for  PricewaterhouseCoopers  LLP.
          Mr. Luken is a graduate of St. John Fisher  College and is a Certified
          Public Accountant.

          Janine M. Schue has served as Senior  Vice  President  of the  Company since  January  2004,  after  joining  the Company in October of 2001.
          Since May 2002,  Ms.  Schue has also  served as Vice  President  of HP
          Management and HPRS. Prior to joining the Company, she was employed by
          NetSetGo as Vice  President  of Human  Resources  and prior to that by
          Wegmans Food Markets,  Inc. as Director of Human Resources.  Ms. Schue
          is a  graduate  of and holds a  Masters  of  Education  from the State
          University of New York at Albany.

          John E. Smith joined Home Properties as Vice President of Acquisitions and  Dispositions  in 1997 and was elected  Senior Vice  President  in
          2001.  Since May 2002, he has served HP Management  and HPRS as Senior
          Vice  President.  Prior to joining the Company,  Mr. Smith was general manager  for  Direct  Response  Marketing,  Inc.  and  Executive  Vice
          President  for The Equity  Network,  Inc.  Mr. Smith  was  Director of
          Investment  Properties at Hunt Commercial Real Estate for 20 years. He has been a Certified Commercial Investment Member (CCIM) since 1982, a
          New York State  Certified  Instructor and has taught  commercial  real estate courses in four states.

                                     PART II

Item 5.   Market  for the  Registrant's  Common  Stock and  Related  Stockholder
--------------------------------------------------------------------------------
          Matters
          -------

          The  Common  Stock  has been  traded  on the New York  Stock  Exchange
          ("NYSE")  under the symbol  "HME" since July 28, 1994.  The  following table sets forth for the previous two years the quarterly high and low sales  prices  per  share  reported  on  the  NYSE,  as  well  as  all distributions paid.

                                      High            Low         Distribution
                                      ----            ---         ------------
          2002
          ----
          First Quarter              $34.45          $31.40           $.60
          Second Quarter             $37.94          $33.79           $.60
          Third Quarter              $37.91          $31.25           $.60
          Fourth Quarter             $34.55          $28.28           $.61

          2003
          ----
          First Quarter              $34.85          $31.19           $.61
          Second Quarter             $37.55          $33.66           $.61
          Third Quarter              $39.20          $35.05           $.61
          Fourth Quarter             $40.92          $37.75           $.62

          As  of  February  20,  2004,  the  Company  had  approximately   6,200
          shareholders  of record,  32,474,539  common  shares (plus  16,031,422
          UPREIT Units  convertible into 16,031,422  common shares and Preferred
          Stock  convertible into 833,333 common shares) were  outstanding,  and the  closing  price  was  $39.92.  It is the  Company's  policy to pay dividends.  The Company has historically paid dividends on a quarterly basis in the months of February,  May, August and November. The Credit
          Agreement  relating  to the  Company's  $115  million  line of  credit
          provides  that  the  Company  may  not  pay  any   distribution  if  a
          distribution,  when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater of: (i) 90%
          of funds from operations, and 110% of cash available for distribution;
          and (ii) the amounts  required to maintain the  Company's  status as a
          REIT.

Item 6.   Selected Financial and Operating Information
------------------------------------------------------

          The following  table sets forth selected  financial and operating data on  a  historical  basis  for  the  Company  and  should  be  read  in conjunction with the financial  statements appearing elsewhere in this
          Form 10-K (amounts in thousands, except per share data).

                                                                2003        2002        2001         2000        1999
                                                                ----        ----        ----         ----        ----
          Revenues:
          Rental Income                                      $413,920   $369,029    $326,416     $277,471    $200,285
                                                                          17,427
          Other Income                                         20,584                17,692       21,033      16,179
                                                           ---------- ----------  ----------   ----------  ----------
          TOTAL REVENUES                                      434,504    386,456     344,108      298,504     216,464
                                                           ---------- ----------  ----------   ----------  ----------

          Expenses:
          Operating and maintenance                           188,523    160,628     143,095      124,909      87,202
          General & administrative                             22,607     12,649      10,542        6,485      10,696
          Interest                                             85,110     75,482      64,209       54,823      37,752
          Depreciation & amortization                          78,702     65,078      60,799       48,781      34,603
          Prepayment penalties                                  1,610      3,275         116                      174
          Impairment of assets held as General Partner          2,518      3,533           -            -           -
          Loss on available-for-sale securities                     -          -           -            -       2,123

          Non-recurring acquisition expense                         -          -           -            -       6,225
                                                           ---------- ----------  ----------   ----------  ----------
          TOTAL EXPENSES                                      379,070    320,645     278,761      234,998     178,775
                                                           ---------- ----------  ----------   ----------  ----------

          Income from operations                               55,434     65,811      65,347       63,506      37,689
          Equity in earnings (losses) of unconsolidated
            affiliates                                      (1,892)  (17,493)        123   (1,747)        156
                                                           ---------- ----------  ----------   ----------  ----------
          Income before minority interest, discontinued
            operations and extraordinary item                  53,542     48,318      65,470       61,759      37,845
          Minority interest                                    14,990     10,937      19,961       23,430      14,978
                                                           ---------- ----------  ----------   ----------  ----------
          Income from continuing operations                    38,552     37,381      45,509       38,329      22,867
          Discontinued operations, net of minority                         7,760
            interest                                            3,255                 3,741        3,922       3,143
                                                           ---------- ----------  ----------   ----------  ----------
          Income before gain (loss) on disposition of
            property and business                              41,807     45,141      49,250       42,251      26,010
          Gain (loss) on disposition of property and
            business, net of minority interest            (9)   (202)     15,256   (795)        272
                                                           ---------- ----------  ----------   ----------  ----------

          Net Income                                           41,798     44,939      64,506       41,456      26,282
          Preferred dividends                                (11,340)   (14,744)    (17,681)    (12,178)    (1,153)

          Premium on Series B preferred stock repurchase            -   (5,025)          -            -           -
                                                           ---------- ----------  ----------   ----------  ----------

          Net income available to common shareholders        $ 30,458   $ 25,170    $ 46,825     $ 29,278    $ 25,129
                                                           ========== ==========  ==========   ==========  ==========

          Basic earnings per share data:
            Income from continuing operations                 $   .93    $   .67     $  1.95      $  1.23     $  1.17
            Discontinued operations                               .11        .30         .17          .19         .17
                                                           ---------- ----------  ----------   ----------  ----------
          Net income available to common shareholders          $ 1.04    $   .97     $  2.12      $  1.42     $  1.34
                                                           ========== ==========  ==========   ==========  ==========

          Diluted earnings per share data:
            Income from continuing operations                 $   .92    $   .66     $  1.94      $  1.22     $  1.17
            Discontinued operations                               .11        .30         .17          .19         .17
                                                           ---------- ----------  ----------   ----------  ----------
          Net income available to common shareholders          $ 1.03    $   .96     $  2.11      $  1.41     $  1.34
                                                           ========== ==========  ==========   ==========  ==========

          Cash dividends declared per common share             $ 2.45     $ 2.41     $  2.31      $  2.16     $  1.97
                                                           ========== ==========  ==========   ==========  ==========

          Balance Sheet Data:
          Real estate, before accumulated depreciation     $2,752,992 $2,597,278  $2,135,078   $1,895,269  $1,480,753
          Total assets                                      2,513,317  2,456,266   2,063,789    1,871,888   1,503,617
          Total debt                                        1,380,696  1,335,807     992,858      832,783     669,701
          Series B convertible cumulative preferred stock           -          -      48,733       48,733      48,733
          Stockholders' equity                                741,263    726,242     620,596      569,528     448,390

          Other Data:
          Net cash provided by operating activities          $145,717   $143,887    $148,505     $127,218     $90,526
          Net cash used in investing activities             ($112,025) ($295,181)  ($139,106)   ($178,466)  ($190,892)
          Net cash provided by (used in) financing
            activities                                       ($37,371)  $149,357   ($  9,129)     $56,955     $71,662
          Funds from Operations (1)                          $132,803   $121,745    $136,604     $120,854     $80,784
          Adjusted Funds From Operations(2)                  $111,020   $100,654    $120,994     $107,300     $70,359

          Weighted average number of shares outstanding:
            Basic                                          29,208,242 26,054,535  22,101,027   20,639,241  18,697,731
            Diluted                                        29,575,660 26,335,316  22,227,521   20,755,721  18,800,907

          Total communities owned at end of period                147        152         143          147         126
          Total apartment units owned at end of period         40,946     41,776      39,007       39,041      33,807

          (1)  Pursuant  to the  revised  definition  of Funds  From  Operations
               ("FFO")  adopted  by the  Board  of  Governors  of  the  National
               Association of Real Estate Investment Trusts  ("NAREIT"),  FFO is
               defined as net income  (computed in  accordance  with  accounting principles  generally  accepted  in the United  States of America
               ("GAAP"))  excluding  gains or  losses  from  sales of  property, minority interest and extraordinary  items plus depreciation from
               real   property   including    adjustments   for   unconsolidated
               partnerships    and   joint    ventures   less   dividends   from
               non-convertible  preferred  shares.  The Company  considers  debt extinguishment  costs which are  incurred as a result of repaying property  specific  debt  and  non-cash  real  estate  impairment charges,  as a  component  of the  gain  or  loss  on sale of the property.  Because of the  limitations  of the FFO  definition as published  by NAREIT as set forth  above,  the  Company  has made certain  interpretations in applying the definition.  The Company believes  all  adjustments  not  specifically  provided  for  are consistent with the definition.

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

     The following  table sets forth the  calculation  of FFO and Adjusted Funds
     From  Operations  for the previous five years,  beginning  with "net income available to common  shareholders"  from the  Company's  audited  financial statements prepared in accordance with GAAP:

                                               2003          2002          2001           2000          1999
                                               ----          ----          ----           ----          ----
     Net income available to common
        shareholders                         $ 30,458       $ 25,170     $ 46,825       $ 29,278       $25,129
     Convertible Preferred dividends(a)         5,939         10,589       17,681         12,178         1,153
     Depreciation from real property(c)        79,531         67,919       64,589         52,297        37,473
     FAS 141 acquisition rent/intangibles          46              -            -              -             -
     Impairment on General Partner
        Investment(d)                           1,785          1,470            -              -             -
     (Gain) loss from sale of property            260            202     (15,256)           795      (272)
     Minority interest                         14,990         10,937       19,961         23,430        14,978
     Minority interest -  discontinued
        operations                                360          1,289        2,688          2,876         2,149
     Impairment of real property(e)               423          1,565            -              -             -
     (Gain) loss from sale of
        discontinued operations              (2,599)      (5,696)           -              -             -
     Prepayment penalties                           -          3,275          116              -           174
     Loss from early extinguishment of
        debt in connection with sale of
        real estate                             1,610              -            -              -             -
                                             --------       --------     --------       --------       -------
     FFO as defined above                    $132,803       $116,720     $136,604       $120,854       $80,784
     Premium paid on Series B
        repurchased(b)                              -           5,025           -              -             -
                                             --------       --------     --------       --------       -------
     FFO as adjusted by the Company           132,803        121,745      136,604        120,854        80,784
     Reserve(2)                               (21,783)       (21,091)     (15,610)       (13,554)      (10,425)
                                             --------       --------     --------       --------       -------
     Adjusted Funds From Operations          $111,020       $100,654     $120,994       $107,300       $70,359
                                             ========       ========     ========       ========       =======
     Weighted average common
        shares/units outstanding:
           Basic                             45,276.7       42,062.1     37,980.0       35,998.3      31,513.8
                                             ========       ========     ========       ========       =======
           Diluted(a)                        47,873.8       46,466.4     45,063.6       41,128.4      32,044.9
                                             ========       ========     ========       ========       =======

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

     (d)  FFO for  2002  includes  adding  back  the  loss  associated  with the
          Company's  investment  in  limited  partnerships  held  as  a  general partner.  The investment in the limited partnership is considered real estate for purposes of FFO.

     (e)  FFO for 2002 and 2003  includes  adding  back the  impairment  charges taken on disposed  properties in each of the respective years which is included in income from operations of disposed properties.

          All REITs may not be using the same  definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

(2)  Adjusted Funds From  Operations is defined as Funds from Operations less an
     annual   reserve  for   anticipated   recurring,   non-revenue   generating
     capitalized costs ("Reserve") of $525 for 2003 and 2002 ($400 used for 2001 and $375 used for 1998-2000) per apartment unit.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations

          Overview
          --------

          The  following  discussion  should  be read in  conjunction  with  the consolidated financial statements, the notes thereto, and the selected financial data appearing elsewhere in this report.  Historical results and percentage  relationships set forth in the consolidated  financial statements,  including trends which might appear,  should not be taken as indicative of future operations.  The Company considers portions of the information to be "forward-looking  statements" within the meaning of Section 27A of the Securities  Exchange Act of 1933 and Section 21E
          of the Securities Exchange Act of 1934, both as amended,  with respect to the  Company's  expectations  for future  periods.  Forward-looking
          statements  include,   without   limitation,   statements  related  to
          acquisitions  (including any related pro forma financial  information)
          future capital  expenditures,  financing  sources and availability and the  effects of  environmental  and other  regulations.  Although  the
          Company   believes   that   the   expectations   reflected   in  those
          forward-looking  statements are based upon reasonable assumptions,  it can give no assurance that its expectations will be achieved.  Factors that may cause actual results to differ include  general  economic and local real estate  conditions,  the weather and other  conditions that
          might   affect   operating   expenses,   the  timely   completion   of
          repositioning  activities within anticipated  budgets, the actual pace of future  acquisitions  and sales, and continued access to capital to fund growth.  For this purpose,  any statements  contained herein that are  not  statements  of  historical  fact  should  be  deemed  to  be forward-looking statements.  Without limiting the foregoing, the words
          "believes",  "anticipates",  "plans", "expects", "seeks", "estimates", and similar  expressions  are  intended  to  identify  forward-looking statements.  Readers  should  exercise  caution  in  interpreting  and relying on  forward-looking  statements  since they involve  known and unknown  risks,  uncertainties  and other  factors  which are, in some cases,  beyond the Company's  control and could materially  affect the
          Company's actual results, performance or achievements.

          The  Company  is  engaged  primarily  in  the  ownership,  management, acquisition,  rehabilitation and development of residential  apartment
          communities   in  the   Northeastern,   Mid-Atlantic   and  Midwestern
          United States.  As of December  31,  2003,  the Company  operated  197 apartment  communities  with 48,080  apartments.  Of this  total,  the
          Company  owned  147  communities,  consisting  of  40,946  apartments,
          managed  as  general   partner  44   partnerships   that  owned  4,832
          apartments,  and fee managed 2,302 apartments for affiliates and third parties.

          Executive Summary
          -----------------

          The Company  continued to operate during 2003 in a difficult  economic environment.  The recession,  which started in 2001, continued through
          2002 resulting in job losses in many parts of the country. A reduction of job growth leads to fewer  household  formations,  which  creates a reduction in demand for rental housing. In addition,  the low interest rate  environment  made it more  challenging  to compete for potential residents  who  considered  making  the switch to home  ownership.  As referenced in our Market  Demographics table on page 9 of this report, job growth for our markets improved  slightly in 2003 with 0.1% growth over 2002.  As there is usually a lag between job growth and household formation,  this slight recovery did not create  increased  demand for our apartments.

          We ended 2002 at only 92.0% occupancy for Core Properties and, with no increased demand and a weak winter leasing season,  we experienced our worst  quarter  ever as measured by  occupancy,  with Core  Properties occupancy of 90.7% during the first quarter of 2003.

          During 2002, the Company's strategy was to maximize rental rate growth by being  aggressive  with rent  increases  even if it  resulted  in a reduction in occupancy.  With leading  indicators  suggesting that the economy  had  bottomed  out and was  positioned  for a  recovery,  the
          Company decided in 2003 to position itself to improve occupancy.  This resulted in less aggressive rental rate increases and a greater use of rent concessions to achieve this objective.

          Although  occupancies  at Core  Properties  for  2003  increased  only slightly by 20 basis points, from 92.1% to 92.3%, the Company was well positioned by the end of 2003.  Occupancies  in the fourth  quarter of
          2003 averaged 93.1%,  compared to 92.0% a year ago. The Company uses a measurement  referred  to as  Available  to  Rent,  or ATR.  This is a leading  indicator to assess  future  occupancy  rates by reference to units which will be available  for rent,  based upon leases  signed or termination  notices  received  relating  to future  move  in/move out dates. At the end of January,  2004, our ATR was 6.6%,  which compares favorably to January, 2003, when ATR was 9.1%.

          Ending  the  year  with  higher  occupancies,   as  well  as  positive
          comparison for ATR, led to the Company's 2004 guidance suggesting 2004
          Core  Properties  (apartment  units  owned  throughout  2003 and 2004)
          rental growth of 3.8%.  Rental rates are  projected to increase  2.5%,
          including   above-average  rental  increases  at  certain  communities resulting  from the  continued  efforts  to  upgrade  the  properties.
          Occupancies  are expected to pick up 0.6% for the year,  mostly due to positive comparisons to the first two quarters of 2003 which were very weak. Finally,  the pricing power resulting from improved  occupancies support the belief that we will slow down concession activity , adding
          0.7% to net rental income.

          Expenses for 2004 Core  Properties are projected to increase 5.5%. See below  under  "Results  of  Operations"  for more  details  on expense comparisons.

          These revenue and expense  projections  result in 2004 Core Properties net operating  income  ("NOI") growth of 2.6% at the mid-point of 2004 guidance.  Markets where the Company  expects above average NOI growth include:  Washington, D.C. (+6.3%); Hudson Valley (+6.0%); Long Island
          (+4.3%); Northern New Jersey (+3.5%); and Boston (+3.2%). Baltimore is
          expected to be closer to the average at +2.7% NOI growth. Markets with below average NOI growth expectations  include:  Philadelphia (+1.4%);
          Upstate New York (Rochester,  Buffalo and Syracuse at +0.5%);  Detroit
          (+0.3%);   and  Chicago  (-4.4%).   Certain   historical   demographic
          information  for these  markets may be found in the table on page 9 of this report.

          Of  the  two  items  making  up NOI -  rental  revenue  and  operating expenses,  the revenue  component  is likely to be more  volatile.  An improving  economy could create higher demand for rental housing above that  projected.  An economic  recovery  that  creates  little new job growth,  coupled with a continuation of low interest rates,  could put pressure on the Company's  ability to reach the mid-point of guidance.
          The Company has given FFO  guidance  for 2004 with a range of $2.84 to
          $2.94 per share.

          The Company has anticipated closing on acquisitions of $250 million in its  budget  for 2004.  The  Company  is  committed  to a  disciplined approach  to  acquisitions,  but  at the  same  time  recognizes  that unprecedented  low interest rate levels allow the Company  flexibility to adjust  hurdle  rates and bids to reflect  market  conditions.  The
          Company has  traditionally  kept leverage at about 40% of total equity market  capitalization.  To  facilitate  acquisition  activity  in the current market,  the Board decided in February 2004 to give management the flexibility to increase  leverage to enhance the ability to secure prime  acquisition  opportunities.  While the acquisition  market will likely continue to be very competitive,  the Company is confident that the 2004  acquisition  goal of $250 million is achievable based on the current  acquisition  pipeline  and the  Board's  decision to increase leverage.

          During 2004, the Company anticipates increasing leverage to a level of approximately 45% of debt-to-total  market  capitalization in order to meet the above-described  acquisition goals. In addition, with only 2%
          of its debt bearing  interest at variable  rates at December 31, 2003, the Company plans on increasing  exposure to variable rate debt.  This will  be  achieved  mostly  through  the use of the  existing  line of
          credit,   approaching  a  level  of  just  under  10%  of  outstanding indebtedness bearing interest at variable rates. Finally, although not contemplated  based on the  announced  level of  acquisitions  of $250 million,  if the acquisition pace were to increase,  the Company would consider a  combination  of  increased  sales of  under-performing  or isolated apartment  communities and issuance of cumulative  redeemable preferred stock to raise additional capital.

          Results of Operations
          ---------------------

          Comparison of year ended  December 31, 2003 to year ended December 31,
          2002.

          The  Company  owned  125  communities   with  35,936  apartment  units
          throughout  2002 and  2003  where  comparable  operating  results  are available for the years  presented (the "2003 Core  Properties").  For the year ended December 31, 2003, the 2003 Core  Properties  showed an increase  in  rental  revenues  of  3.0%  and a net  operating  income decrease  of 1.1%  over  the  2002  year-end  period.  Property  level operating  expenses increased 8.9%. Average economic occupancy for the
          2003 Core  Properties  increased  from  92.1% to 92.3%,  with  average monthly rental rates increasing 2.8% to $888 per apartment unit.

          A  summary  of the 2003  Core  Property  net  operating  income  is as follows:

                                                 2003              2002         $ Change     % Change
                                                 ----              ----         --------     --------
          Rent                           $353,674,000      $343,274,000      $10,400,000         3.0%
          Property Other Income            14,330,000        13,640,000          690,000         5.1%
                                         ------------      ------------      -----------        ----

          Total Revenue                   368,004,000       356,914,000       11,090,000         3.1%
          Operating and Maintenance      (164,940,000)     (151,488,000)     (13,452,000)       (8.9%)
                                         ------------      ------------      -----------        ----

          Net Operating Income           $203,064,000      $205,426,000      $(2,362,000)       (1.1%)
                                         ============      ============      ===========        ====

          During 2003,  the Company  acquired a total of 730 apartment  units in two newly-acquired  communities (the "2003 Acquisition  Communities").
          In addition, the Company experienced a full year results for the 4,280 apartment units in twenty apartment communities (the "2002 Acquisition
          Communities")  acquired  during 2002.  The inclusion of these acquired
          communities   generally  accounted  for  the  significant  changes  in
          operating results for the year ended December 31, 2003.

          A summary of the net operating  income from continuing  operations for the Company as a whole is as follows:

                                                  2003              2002        $ Change     % Change
                                                  ----              ----        --------     --------
          Rent                            $413,920,000      $369,029,000     $44,891,000        12.2%
          Property Other Income             20,584,000        17,427,000       3,157,000        18.1%
                                          ------------      ------------     -----------         ---

          Total Revenue                    434,504,000       386,456,000      48,048,000        12.4%
          Operating and Maintenance       (188,523,000)     (160,628,000)    (27,895,000)      (17.4)%
                                          ------------      ------------     -----------         ---

          Net Operating Income            $245,981,000      $225,828,000     $20,153,000         8.9%
                                          ============      ============     ===========         ===

          During 2003,  the Company  also  disposed of seven  properties  with a total of 1,568  units,  which had partial  results for 2003 (the "2003
          Disposed Communities").  The results of these disposed properties have been reflected in discontinued operations.

          For  the  year  ended  December  31,  2003,   income  from  continuing
          operations   (income   before   equity   in   earnings   (losses)   of
          unconsolidated affiliates,  minority interest, discontinued operations and gain (loss) on disposition of property and business)  decreased by
          $10,377,000  when  compared to the year ended  December 31, 2002.  The decrease was  primarily  attributable  to the  following  factors:  an increase in  operating  and  maintenance  expense of  $27,895,000,  an increase  in general  and  administrative  expense of  $9,958,000,  an increase  in  interest  expense  of  $9,628,000,  and an  increase  in depreciation  and  amortization  of  $13,624,000.  These  changes were partially  offset by a decrease  of  $2,680,000  in all other  expense items, an increase in rental income of $44,891,000, and an increase in all other income of $3,157,000. Each of the expense items is described in more detail below.

          Of  the  $44,891,000   increase  in  rental  income,   $29,520,000  is
          attributable  to the 2002  Acquisition  Communities  and $4,971,000 is
          attributable  to the 2003  Acquisition  Communities.  The  balance  of
          $10,400,000  relates to a 3.0% increase from the 2003 Core  Properties due primarily to an increase of 2.8% in weighted average rental rates, accompanied by an increase in average economic occupancy from 92.1% to
          92.3%.

          As referenced in "Executive  Summary" above,  the Company focused more on improving  occupancy  during 2003 and therefore was less aggressive with rent increases at its Core Properties. An additional component of
          the  3.0%   increase  in  weighted   average  rent  results  from  the
          significant   upgrading  and  repositioning  efforts  discussed  under
          "Capital Improvements" below. The Company seeks a minimum 12% internal rate of return for these revenue-enhancing upgrades.

          In the current economic  environment,  it is very difficult to project rental rate and occupancy  results.  The Company has provided guidance for 2004, which, at the mid-point of the range, anticipates same store revenue growth of 3.8%, including  above-average rental increases from the continued efforts to upgrade the properties.  Occupancy levels are expected to remain  consistent  with the end of the fourth  quarter of
          2003, producing an expected average for 2004 Core Properties of 93.2%.

          Property  other  income,  which  consists  primarily  of  income  from operation of laundry facilities,  late charges,  administrative  fees, garage and carport  rentals,  net profits from  corporate  apartments, cable revenue,  pet charges,  and miscellaneous  charges to residents, increased  in  2003  by  $1,486,000.  Of this  increase,  $619,000  is
          attributable  to  the  2002  Acquisition   Communities,   $177,000  is
          attributable  to  the  2003  Acquisition  Communities,   and  $690,000
          represents a 5.1% increase  attributable to the 2003 Core  Properties.
          The increase  represents  a higher  level of corporate  leases in 2003 which produce a higher level of ancillary income.

          Interest and  dividend  income  decreased in 2003 by $778,000,  due to decreased  levels  of  financing  to  affiliates  as a  result  of the
          Company's  disposition of its interests in various  affordable housing communities and a lower interest rate environment.

          Other  income,  which  primarily  reflects  management  and other real estate  service fees  recognized by the Company,  increased in 2003 by
          $2,449,000.  This is the  direct  result of the  consolidation  of the
          Management Companies effective January 1, 2003. In 2002 and prior, the share of the combined loss from the Management  Companies was included in the  line  item  Equity  in  earnings  (losses)  of  unconsolidated affiliates.  The activity in 2003 is spread amongst various line items including other income,  interest income,  general and administrative,
          interest  expense,   and  depreciation   expense  to  name  the  major
          categories (see Note 4 to the Consolidated  Financial Statements for a
          complete historical breakdown).

          Of the  $27,895,000  increase in operating and  maintenance  expenses,
          $12,846,000  is  attributable  to the  2002  Acquisition  Communities,
          $1,597,000 is attributable to the 2003  Acquisition  Communities.  The balance  for the 2003  Core  Properties,  a  $13,452,000  increase  in operating  expenses or 8.9%,  is  primarily a result of  increases  in
          natural  gas  heating  costs,  repairs  and  maintenance,   personnel,
          advertising,  property  insurance,  snow removal  costs,  and property management allocated general and administrative costs.

          The  breakdown  of  operating  and  maintenance  costs by line item is listed below:

                                        2003         2002     $ Variance    % Variance
                                        ----         ----     ----------    ----------
          Electricity               $  6,697     $  6,371      $   (326)         -5.1%
          Gas                         15,901       15,079          (822)         -5.5%
          Water and Sewer              8,812        8,804            (8)         -0.1%
          Repairs & Maintenance       26,117       23,759        (2,358)         -9.9%
          Personnel Expense           37,910       34,130        (3,780)        -11.1%
          Site Level Incentive
            Compensation               1,088          683          (405)        -59.3%
          Advertising                  6,514        5,802          (712)        -12.3%
          Legal and Professional       1,300        1,258           (42)         -3.3%
          Office and Telephone         5,150        4,706          (444)         -9.4%
          Property Insurance           5,700        3,148        (2,552)        -81.1%
          Real Estate Taxes           35,491       35,222          (269)         -0.8%
          Snow                         1,606          827          (779)        -94.2%
          Trash                        2,597        2,604             7           0.3%
          Property Management G&A     10,057        9,095          (962)        -10.6%
                                    --------     --------      --------           ---
          Total                     $164,940     $151,488      $(13,452)         -8.9%
                                    ========     ========      ========           ===

          The natural gas  variance  of 5.5% was mostly a second  quarter  event from a combination  of a colder spring than usual,  as well as renewal of certain contracts at higher rates than we enjoyed a year ago. As of
          December 31,  2003, the Company had fixed-price contracts covering 99%
          of its natural gas  exposure for the  2003/2004  heating  season.  The
          Company  has  fixed-price  contracts  covering  71% of its natural gas exposure  for  calendar  year  2004.  Risk is further  diversified  by staggering  contract  term  expirations.  For  the  2003/2004  heating season,  the  Company's  negotiated  average  price per  decatherm  is approximately  $4.52.  A year ago, the average  commodity cost for the season's  contracts was $3.80.  While the Company's costs are up, they are well below the January 2004 strip price of $5.79 for the same time frame. The Company has provided  guidance for 2004 which anticipates a
          12.3%  increase  in natural gas  heating  costs.  This is based on the thirty-year average for the number of degrees days for 2004, increased to reflect a much colder than normal January 2004.

          The increase in repairs and  maintenance  of 9.9% occurred in contract repairs,  painting and  cleaning.  The timing of contract  repairs are somewhat  unpredictable.  A new  marketing  strategy  for  many of our regions included a two-tone,  custom paint  selection,  which drove up costs, but may have helped to capture a higher percentage of potential resident traffic.  This custom painting strategy has been discontinued
          for 2004. The Company has provided guidance for 2004 which anticipates a more normalized 4.3% increase in repairs and maintenance.

          Personnel expense was up 11.1% in 2003 versus 2002. The harsh snowfall during the first quarter of 2003  contributed to the need for overtime in excess of budget,  which  accounted for 1.5% of the 11.1% increase.
          Payroll tax expense was up 22%, mostly fueled by significant increases in workers  compensation and health  insurance  costs,  accounting for
          5.0% of the 11.1% increase.  The balance represents a 4.6% increase in wages. For 2004 guidance,  personnel costs are anticipated to increase
          5.1%,  with more  controlled  increases  in workers  compensation  and health insurance expected.

          Advertising  costs  were up  12.3%,  consistent  with the  efforts  to attract traffic and increase occupancy.

          Property  insurance  costs  were up 81.1%  over  2002.  The  insurance expense for 2002 reflects the impact of a legal settlement  related to the  portion of the policy  year from  January 1, 2002 to October  31,
          2002,  which  reduced the expense by $2.7  million.  In addition,  the policy period from November 1, 2002 to October 31, 2003 was reduced by a settlement of $600,000.  See  comparison of year ended  December 31,
          2002, to December 31, 2001,  for further  information.  With the legal settlements  behind us, the  Company  expects  property  insurance  to increase 7.7% for 2004.

          Snow removal  costs were up 94.2%.  The first quarter of 2003 produced significant  snowfalls  compared  to  historical  norms.  Most  of the
          $779,000  increase in snow  removal  costs  occurred  during the first quarter. Snow removal costs are anticipated to return to normal levels in 2004 with a 12.1% decrease from 2003 levels projected.

          Many new property  management  initiatives  were started in 2002,  but were not fully functional until the fourth quarter of 2002,  resulting in increased  property  management G&A. Among those  initiatives are a
          24/7 call center, expanded marketing initiatives,  and improvements in hardware, software and staffing of the information systems department.
          This  contributed  to  the  10.6%  increase  experienced  in  property management G&A in 2003.

          The operating  expense  ratio (the ratio of operating and  maintenance expense  compared to rental and  property  other  income) for the 2003
          Core  Properties was 44.8% and 42.4% for 2003 and 2002,  respectively.
          This 2.4% increase resulted from the 3.0% increase in total rental and property other income achieved  through ongoing efforts to upgrade and reposition  properties for maximum  potential being offset by the 8.9%
          increase  in  operating  and  maintenance  expense.  In  general,  the
          Company's  operating  expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes in its markets and the  Company's  practice,  typical in its markets,  of including heating expenses in base rent.

          General  and  administrative  expenses  ("G&A")  increased  in 2003 by
          $9,958,000 or 79% from  $12,649,000 in 2002 to $22,607,000 in 2003. Of this  increase,  $5,000,000  represents  a one  time  charge  for  the
          restricted   stock  granted  to  the  Leenhoutses  as  part  of  their
          retirement  as  Co-CEO's.  Another  $4,183,000  of the increase is the direct  result  of  the  consolidation  of  the  Management  Companies effective  January  1,  2003,  since the  expenses  of the  Management
          Companies  are recorded  directly as  consolidated  expenses,  whereas previously  they had been a component  of the  Company's  share of the
          income   within  the  line  item  "Equity  in  earnings   (losses)  of
          unconsolidated   affiliates."  (See  "Other  Income"  above  for  more
          detail.) The  remaining  $775,000 is primarily  comprised of the costs related to the expensing of stock options for the first time beginning in 2003 of $804,000, other general increases of $853,000,  offset by a decline of $882,000  from the cost of a legal  settlement  included in
          2002 not repeated in 2003.  G&A is expected to increase  2.0% for 2004 for normal recurring expenses.  The Company expects reduced management activity  after the  disposition  of the  affordable  general  partner interests  and  commercial  departments  will  reduce G&A costs,  with
          increases   from  the   remaining  G&A  netting  to  the  2.0%  growth
          expectation  from  2003  to  2004.  It  should  be  noted  that  these comparisons  exclude the one-time  retirement  charge from  restricted stock granted in 2003 to the  Leenhoutses,  which will only add to G&A cost comparison savings in 2004.

          Interest  expense  increased in 2003 by  $9,628,000 as a result of the increased  borrowings  in  connection  with  acquisition  of the  2003
          Acquisition  Communities,  and a full year of interest expense for the
          2002  Acquisition   Communities  and  additional   mortgage  debt  and
          refinanced  mortgage debt incurred in connection with  acquisitions in
          2002.  The  2002  Acquisition   Communities,   costing  in  excess  of
          $430,000,000,  were financed with  $153,600,000 of assumed debt and by issuance of interests in the Operating  Partnership.  During 2003, the
          Company  closed  on  additional   mortgage  debt  of  $80,100,000  and
          refinanced  $24,000,000  in existing  mortgage  debt  resulting in new borrowings of approximately  $46,000,000.  During the first and second quarters of 2002 the Company also closed on  additional  mortgage debt through Freddie Mac totaling  $102,000,000.  During the fourth quarter of 2002, the Company refinanced $101,000,000 in existing mortgage debt
          resulting  in  new  borrowings  of  approximately   $237,000,000.   In
          addition, amortization from deferred charges relating to the financing of properties totaled  $1,483,000 and $1,014,000,  and was included in interest expense for 2003 and 2002, respectively.

          Depreciation and amortization expense increased $13,624,000 due to the additional  depreciation  expense on the 2003 Acquisition  Communities and a full  year of  depreciation  expense  for the  2002  Acquisition
          Communities,  as well  the  incremental  depreciation  on the  capital expenditures  for additions and improvements to the Core Properties in
          2003 and 2002 of $81,860,000 and $99,966,000, respectively, net of the
          Disposition Communities.

          Prepayment  penalties  decreased in 2003 by  $1,665,000 as compared to
          2002.   In  2003,   $1,610,000   was   recorded  in  loss  from  early
          extinguishment  of debt in connection with the sale of two of the 2003
          Disposed  Communities.  During the fourth quarter of 2002, the Company refinanced  $101,341,000  in existing  mortgage debt  resulting in new borrowings in excess of  $236,000,000.  The weighted  average interest rate of the pre-paid debt was 8.2%,  and it was replaced by loans with a  weighted  average  interest  rate of  5.1%.  The  Company  incurred prepayment  penalties  from the early  extinguishment  of this debt of
          $3,275,000.

          In the fourth quarter of 2002,  the Company  decided to sell virtually all of the assets associated with its general partner interests in the affordable  properties  to focus  solely on the direct  ownership  and management of market rate  apartment  communities.  At that time,  the
          Company  announced  its  intention to sell the assets,  which  include principally loans, advances and management contracts, in three phases.
          The status of the sales is as follows:

          Phase  I,  consisting  of  the  Company's  interest  in 35  properties containing  1,119  units,  of which  all were  New  York  State  Rural
          Development properties,  was sold on September 5, 2003. The sale price of $1.5 million  resulted in a gain on sale of  approximately  $72,000 that was recorded in the third quarter.

          Phase II,  consisting  of the  Company's  interest in 49  Pennsylvania
          Rural  Development and other low income housing tax credit  properties containing  1,471 units, was sold on December 18, 2003. The sale price of $1.1 million  resulted in a loss on sale of  approximately  $32,000 that was recorded in the fourth quarter of 2003.

          Phase III,  consisting  of the  Company`s  interest  in 38 Upstate New
          York,  Maryland,  Ohio and Indiana properties,  is under contract to a qualified buyer. The contract price is $6.8 million and the Company is working  towards an  expected  closing in the first half of 2004.  The buyer is still engaged in due diligence,  so it is possible that there may  be  some  further  negotiations  relating  to  price  and/or  the properties to be included in the sale.

          During  2004,  the  Company  plans to pursue  the sale of its  general partner interests in one additional  property (two  partnerships) with
          1,072 units.  It does not currently  have a contract for this sale but anticipates  a  possible  closing in the third  quarter  of 2004.  The
          Company  has  guarantees  to the  partnerships  to  reimburse  limited partners for any lost tax credits  (totaling $5.6 million) and to fund operating  deficits.  The  property  is  currently  experiencing  high vacancy.  The regulatory  agreement  between the entity which owns the property and the State  Housing  Authority  requires a  percentage  of residents to meet certain income  qualifications.  The Company has had difficulty  renting the units subject to those requirements to persons it believes are economically  qualified to rent the units. The Company does not  anticipate  that  occupancy  levels or other  aspects of the operational  outlook will improve in the foreseeable  future under the regulation restrictions. The Company funded operating deficits of $1.3 million in 2003 and expects to continue to fund a similar  level until the  property  is  sold.  The  prior  operating  advances  are  not an indicator of future cash  requirements,  and, in accordance with GAAP, the Company will record impairment  charges as operating  advances are actually incurred.  The net value of the general partnership interests and other  loans or assets  associated  with  this  property  had been reduced to $43,000 at December  31,  2002.  The book value at December
          31,  2003  of the  Company's  interest  in  these  partnerships,  is a negative $725,000. The value has been reduced below zero as a function of losses  passed  through to the  Company as general  partner  all of which,  or more,  have been funded in cash by the  Company.  Since the
          Company  does not have any  agreements  in process  with  respect to a disposition of the property,  the Company cannot accurately estimate a price at which the  property may be disposed of, and it is likely that the Company will have to pay a third party to purchase its interest in and assume its liabilities with respect to future  operating  advances to this property.

          For the year,  the  Company  has  recorded a total of $3.5  million in impairment  charges,  of which $1.7 million  pertains to an additional net impairment charge taken in the third quarter upon contract signing to reduce the book value of assets in Phase III to fair market  value.
          The balance,  or $1.8 million,  represents cash advances  reflected in either Equity in earnings (losses) of unconsolidated  affiliates ($1.0 million) or Impairment of assets held as general partner ($822,000).

          Minority interest increased  $4,053,000 due primarily to the effect of the  increase  in income  allocated  to the  OP Unitholders,  which is primarily  attributable to the  combination of losses  associated with the assets associated with the limited  partnerships where the Company is a  general  partner  that  were  present  in 2002 and did not recur during 2003.

          Included in  discontinued  operations  for the year ended December 31,
          2002 are the operating results,  net of minority  interest,  of twelve
          apartment   communities  disposed  of  in  2002  and  seven  apartment communities  disposed  of in 2003.  The  decrease  in the income  from operations component of discontinued operations principally relates to the less than 12 months of operations  included in 2002 compared to 12 months in the prior year.

          Net income  decreased  $3,141,000  primarily  due to the  increases in
          Operating and Maintenance,  General and  Administrative,  Interest and
          Depreciation  expense  outlined above offset in part by the results of the 2003 Acquisition  Communities,  the 2002 Acquisition  Communities,
          and 2003 Core Properties.

          Comparison of year ended  December 31, 2002 to year ended December 31,
          2001.

          The  Company  owned  114  communities   with  32,896  apartment  units
          throughout  2001 and  2002  where  comparable  operating  results  are available for the years  presented (the "2002 Core  Properties").  For the year ending December 31, 2002, the 2002 Core Properties  showed an increase  in  rental  revenues  of  4.2%  and a net  operating  income increase  of 3.4%  over  the  2001  year-end  period.  Property  level operating  expenses increased 5.6%. Average economic occupancy for the
          2002 Core  Properties  decreased  from  93.6% to 92.0%,  with  average monthly rental rates increasing 5.8% to $843 per apartment unit.

          A  summary  of the 2002  Core  Property  net  operating  income  is as follows:

                                                  2002              2001          $ Change      % Change
                                                  ----              ----          --------      --------
          Rent                            $311,893,000      $299,312,000       $12,581,000          4.2%
          Property Other Income             12,649,000        11,714,000           935,000          8.0%
                                          ------------      ------------       -----------          ---

          Total Revenue                    324,542,000       311,026,000        13,516,000          4.3%
          Operating and Maintenance      (139,586,000)     (132,148,000)      (7,438,000)        (5.6%)
                                          ------------      ------------       -----------          ---

          Net Operating Income            $184,956,000      $178,878,000       $ 6,078,000          3.4%
                                          ============      ============       ===========          ===

          During 2002, the Company  acquired a total of 4,492 apartment units in
          21 newly-acquired communities (the "2002 Acquisition Communities"). In addition,  the Company  experienced  a full year results for the 2,820 apartment  units in 10 apartment  communities  (the "2001  Acquisition
          Communities")  acquired  during 2001.  The inclusion of these acquired
          communities   generally  accounted  for  the  significant  changes  in
          operating results for the year ended December 31, 2002.

          A summary of the net operating  income from continuing  operations for the Company as a whole is as follows:

                                                   2002              2001          $ Change      % Change
                                                   ----              ----          --------      --------
          Rent                             $369,029,000      $326,416,000       $42,613,000         13.1%
          Property Other Income              17,427,000        17,692,000       (265,000)        (1.5%)
                                           ------------      ------------        ----------         ----

          Total Revenue                     386,456,000       344,108,000        42,348,000         12.3%
          Operating and Maintenance        (160,628,000)     (143,095,000)      (17,533,000)       (12.3)%
                                           ------------      ------------        ----------         ----

          Net Operating Income             $225,828,000      $201,013,000       $24,815,000         12.3%
                                           ============      ============       ===========         ====

          During 2002,  the Company  disposed of 12  properties  with a total of
          1,724 units,  which had partial  results  included for 2002 (the "2002
          Disposed  Communities").  During 2003,  the Company  also  disposed of seven  properties  with a total of 1,568  units.  The results of these disposed properties have been reflected in discontinued operations.

          For the year ended December 31, 2002,  income from operations  (income before  gain on  disposition  of  property  and  business,  equity  in earnings (losses) of  unconsolidated  affiliates,  minority  interest, discontinued  operations and extraordinary item) increased by $464,000 when  compared to the year ended  December 31, 2001.  The increase was primarily attributable to the following factors: an increase in rental income of $42,613,000  and a decrease in all other income of $265,000.
          These changes were offset by an increase in operating and  maintenance expense of  $17,533,000,  an increase  in general  and  administrative expense of $2,107,000, an increase in interest expense of $11,273,000, an  increase  in  depreciation  and  amortization  of  $4,279,000  and
          increase   in   prepayment   penalties   associated   with  the  early
          extinguishment  of debt of $3,159,000 and the charge for impairment of assets held as General Partner of $3,533,000.

          Of  the  $42,613,000   increase  in  rental  income,   $25,752,000  is
          attributable  to the 2002  Acquisition  Communities and $17,350,000 is
          attributable to the 2001 Acquisition Communities,  offset in part by a
          $13,070,000  reduction  of income  attributable  to the 2001  Disposed
          Communities.  The balance of  $12,581,000  relates to a 4.2%  increase from the 2002 Core  Properties due primarily to an increase of 5.8% in weighted  average  rental  rates,  offset  by a  decrease  in  average economic occupancy from 93.6% to 92.0%.

          In addition to normal  inflationary  rent  increases,  the Company was successful in achieving  above-normal increases at specific properties where  rents were below the level of the average  rent  charged by our direct  competition.  An additional  component of the 5.8% increase in weighted  average  rent  results from the  significant  upgrading  and repositioning efforts discussed below under "Capital Improvements" .

          The decrease in average  economic  occupancy  can be attributed to the
          decline  in  general  economic  conditions  during  2002.   Same-store
          occupancies averaged  approximately 95% for a number of years prior to
          2001.  During the second quarter of 2001, the Detroit  regional market experienced  softness that was partially related to announced lay-offs in the  auto  industry.  A  reduction  in job  growth  leads  to fewer household  formations,  which creates a reduction in demand for rental housing.  During  the third and  fourth  quarters  of 2001,  it became obvious that the recession  was affecting all of our regions,  as well as our competitors.  Occupancy levels dipped to a low of 91.6% for the month of  December  2001.  From  that  low  point  in  December  2001, occupancy levels increased slightly for all of 2002, averaging 92.2%.

          Property  other  income,  which  consists  primarily  of  income  from operation of laundry facilities,  late charges,  administrative  fees, garage and carport  rentals,  net profits from  corporate  apartments, cable revenue,  pet charges,  and miscellaneous  charges to residents, increased  in  2002  by  $1,563,000.  Of this  increase,  $588,000  is
          attributable  to  the  2001  Acquisition   Communities,   $494,000  is
          attributable  to  the  2002   Acquisition   Communities  and  $935,000
          represents an 8.0% increase  attributable to the 2002 Core Properties.
          These  increases were offset in part by decreases  attributable to the
          2001 Disposed  Communities of $454,000.  Interest and dividend  income decreased in 2002 by $1,590,000,  due to decreased levels of financing to affiliates and a lower interest rate environment.

          Other  income,  which  primarily  reflects  management  and other real estate  service fees  recognized  directly by the  Company,  decreased
          $238,000 due to decreased  levels of management  fees from  properties directly managed by the Company.  These decreased levels of management fees are directly attributable to the decrease in property revenue and occupancy at the managed properties as a result of the weak economy.

          Of the  $17,533,000  increase in operating and  maintenance  expenses,
          $7,233,000  is  attributable  to  the  2001  Acquisition  Communities,
          $9,446,000 is attributable to the 2002  Acquisition  Communities and a
          reduction  of  $6,584,000  is   attributable   to  the  2001  Disposed
          Communities.  The balance for the 2002 Core  Properties,  a $7,438,000 increase  in  operating  expenses  or 5.6%,  is  primarily a result of increases in real estate taxes, personnel expense, property insurance, and repairs and  maintenance  costs,  offset in part by  decreases  in natural gas utilities and snow removal  costs.  The insurance  expense for the year reflects the impact of a legal settlement  related to the portion of the policy year from January 1, 2002,  to October 31, 2002, and reduced the expense by $2.7 million.

          Natural  gas costs  for the Core  Properties  were down  10.3% for the twelve  months,  due to an unusually  mild winter in 2002  compared to
          2001 where we expensed a  combination  of  extraordinary  increases in natural gas prices as well as lower temperatures  experienced in 2001.
          Management  believed  it was in the  Company's  best  interest to take advantage  of lower  natural gas prices and to  negotiate  fixed price contracts starting in the Spring of 2001. As of December 31, 2002, the
          Company  had  fixed-price  contracts  covering  90% of its natural gas exposure for the 2002/2003 heating season. The Company had fixed-price contracts  covering 75% of its natural gas exposure for the  2003/2004 heating season and further  diversified  its arrangement by staggering contract  term  expirations  to reduce its risk at  renewals.  For the
          2002/2003 heating season,  the Company's  negotiated average price per decatherm is  approximately  $4.38  compared to an estimated cost of a twelve  month  fixed  price  contract  in  early  2003  of  $6.37  per decatherm.

          The operating  expense  ratio (the ratio of operating and  maintenance expense  compared to rental and  property  other  income) for the 2002
          Core  Properties was 43.0% and 42.5% for 2002 and 2001,  respectively.
          This 0.5% increase resulted from the 4.2% increase in total rental and property other income achieved  through ongoing efforts to upgrade and reposition  properties for maximum  potential being offset by the 5.6%
          increase in operating and maintenance expense.

          General and administrative expenses increased in 2002 by $2,107,000 or
          20% from  $10,542,000  in 2001 to  $12,649,000  in 2002. The increases
          principally   reflect  increased  efforts  in  serving  residents  and
          employees  through new and expanded  initiatives  across the Company's increased geographic markets,  including a help desk, call center, and an education department. Bonus expense increased $838,000 in 2002, net of amounts  allocated to properties and the Management  Companies.  In addition, the Company incurred $882,000 in a legal settlement.  During
          2002, the Company  reclassified  certain  property  related  operating expenses from the "general and administrative"  line to "operating and maintenance". This reclassification was made as the Company determined that certain  expenditures  were more  appropriately  allocated to the properties'  operations.  The general and administrative  expenses for
          2001 reflect this same reclassification. The percentage of general and administrative  expenses  compared to total  revenue was 3.3% for 2002 compared to 3.1% for 2001.

          Interest  expense  increased  in 2002 by  $11,273,000  as a result  of
          additional   borrowings  relating  to  the  acquisition  of  the  2002
          Acquisition  Communities  and a full year of interest  expense for the
          2001  Acquisition  Communities.   The  2001  Acquisition  Communities,
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

          Depreciation and amortization  expense increased $4,279,000 due to the depreciation on the 2002 Acquisition Communities, the 2001 Acquisition
          Communities,  the  additions  to  the  Core  Properties,  net  of  the
          Disposition  Communities.  The  increase  is net of the  effect of the change in accounting estimate made by management  effective January 1,
          2002,  related to the extension of certain  depreciable  lives of real estate and related assets. The change reduced depreciation expense for
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

          Prepayment  penalties  increased in 2002 by $3,159,000 over 2001. This was due to prepayment penalties incurred on the Company's refinancings which took place during the fourth quarter of 2002.

          The  Company  determined  in the fourth  quarter of 2002 that it would market for sale the assets  associated  with its  interests in various
          affordable   property  limited   partnerships.   After  assessing  its
          alternatives in the affordable  housing market,  the Company concluded that it would not expand its affordable housing portfolio and that its strategic  focus should be on the direct  ownership and  management of market rate  properties.  The  Company  determined  that its  existing affordable property limited  partnerships  required a disproportionate management  effort  and  expense  to  manage,  not  justified  by  the portfolio's overall contribution to profit.

          The  Company's  assets  related  to the  affordable  property  limited partnerships were comprised of management  contracts,  loans, advances and receivables and general partnership  interests.  In December 2002, an aggregate  impairment  charge of $14.2  million was recorded by the
          Company and its equity  affiliates  and resulted  from  adjusting  the recorded  amount of the assets to their  estimated  fair market value.
          The impairment  charge was comprised of the following:  (i) intangible assets (i.e. management contracts) were written down $985,000 to their
          estimated   fair  market  value,   (ii)  loans,   advances  and  other
          receivables,  which had  previously  been based  upon their  estimated collectibility  but  following the  Company's  decision to sell,  were required  to  be  reflected  at  their  estimated  fair  market  value resulting in a writedown by an aggregate of $12,363,000, and (iii) the general  partnership  equity  interests  were written down by $899,000 reflecting a  determination  that such  investments  have  suffered an other than temporary impairment.

          Impairment of assets held as general partner               $ 2,448,000
          Equity in earnings (losses) of unconsolidated affiliates    11,799,000
                                                                      ----------
                                                                     $14,247,000
                                                                     ===========

          In  addition,  prior to the  decision to sell the  affordable  housing portfolio in December 2002, the results of operations were impacted by
          losses  incurred  by  certain  of  the  affordable   property  limited
          partnerships  as a direct  result of the weak  economy  and  resulting decrease in occupancy levels. Loans, advances and other receivables of
          $3,606,000  ($514,000  by the  Company  and  $3,092,000  by the equity
          affiliates)   were  written  down  due  both  to  (i)  the  accounting
          requirements of EITF 99-10,  "Percentage  Used to Determine the Amount
          of Equity Method  Losses," which require the general partner to record a  greater  share of the  underlying  investment's  losses  where  the investor (i.e. the Company  including its equity  affiliates) also has loans outstanding and the limited partner has no capital account,  and
          (ii) the assessment of  recoverability  of recorded amounts based upon the  projected  performance  of the  properties  over  the  respective repayment  terms.  In  addition,  the Company  recorded an "other than temporary"  impairment of $571,000 in assets held as general  partner,
          $546,000  relating to the expiration in December 2002, of an option to acquire one of its equity interests.  The resultant charges that would have been recognized  regardless of the Company's decision to sell the assets is reflected in the  statement  of  operations  within the line items as follows:

          Impairment of assets held as general partner               $   735,000
          Equity in earnings (losses) of unconsolidated affiliates     3,092,000
                                                                       ---------
                                                                      $3,827,000
                                                                      ==========

          The summary of the impairment and other charges  related to the assets
          associated   with  the  affordable   property   limited   partnerships
          referenced above reflected in the Company's 2002 results of operations is as follows :

                                           Sale Impairment                  Other Charges                        Totals
                                  -------------------------------  ------------------------------   --------------------------------
          Assets                  Company1   Affiliates2    Total  Company1   Affiliates2   Total   Company1   Affiliates   Combined
          ------                  --------   -----------    -----  --------   -----------   -----   --------   ----------   --------
                                                                            (in thousands)

          Loans, advances and
            other receivables         $564       $11,799  $12,363      $514        $3,092  $3,606     $1,078      $14,891    $15,969
          Intangible assets            985             -      985         -             -       -        985            -        985
          General partner equity       899             -      899       571             -     571      1,470            -      1,470
                                    ------       -------  -------    ------        ------  ------     ------      -------    -------
                                    $2,448       $11,799  $14,247    $1,085        $3,092  $4,177     $3,533      $14,891    $18,424
                                    ======       =======  =======    ======        ======  ======     ======      =======    =======

          1)   Recorded  by the Company in the line item  "Impairment  of assets held as General Partner"

          2)   Recorded by the  affiliates,  and reflected by the Company in the
               line  item  "Equity  in  earnings   (losses)  of   unconsolidated
               affiliates"

          Equity in earnings  (losses) of  unconsolidated  affiliates  decreased
          $17,616,000  from income of $123,000 in 2001 to a loss of  $17,493,000 in 2002. A decrease of $2,725,000  arose from the reduction in the net contribution  from  property  management  and other  activities of the
          Management  Companies after  allocating  certain overhead and interest expense.  The  general  and  administrative  overhead  charges,  which increased approximately  $600,000,  represents an allocation of direct and indirect costs incurred by the Company  estimated by management to be associated  with the  activities of the  Management  Companies.  In addition,  prior to the decision to sell,  charges of $3,092,000  were recorded  arising from  operating  losses and other  charges  directly associated with the performance of the partnerships  where the Company is the general  partner and the Management  Companies had  outstanding loans,  advances  and  other  receivables.  An  impairment  charge  of
          $11,799,000  was  recorded  in order to  reduce  the  assets  to their estimated  fair value arising from the Company's  decision to sell its affordable housing portfolio (see table above).

          Minority  interest  decreased  $9,024,000 from 2001 to 2002 due to the decrease in income  allocated to holders of interests in the Operating
          Partnership  primarily  attributable to the losses associated with the assets associated with the limited partnerships where the Company is a general partner.

          Included in  discontinued  operations  for the year ended December 31,
          2002 are the operating results,  net of minority  interest,  of twelve apartment  community  dispositions  which  occurred  in 2002 and seven apartment community  dispositions which occurred in 2003. The decrease in the income from  operations  component of  discontinued  operations principally relates to the fewer than 12 months of operations included in 2002 compared to 12 months in the prior year.

          During 2002,  the Company  reported a loss on  disposition of property and business, net of minority interest, of $202,000 relating primarily to additional expenses incurred in the first quarter of 2002 for sales which closed in the fourth quarter of 2001. These costs  represented a change in estimates of expenses  from those accrued at the time of the sale.

          Net income decreased  $19,567,000 from 2001 to 2002, or 30%, primarily attributable  to the  combination of the losses recorded by the equity affiliates related to the impairment and other charges described above and the  significant  gains on  disposition of real estate during 2001 offset in part by the results of  operations  of the 2002  Acquisition
          Communities,  and the 2001  Acquisition  Communities,  net of the 2001
          Disposition Communities.

          Liquidity and Capital Resources
          -------------------------------

          The  Company's   principal   liquidity  demands  are  expected  to  be
          distributions  to the preferred and common  stockholders and Operating
          Partnership   unitholders,   capital   improvements  and  repairs  and
          maintenance for the properties,  acquisition of additional properties, stock  repurchases and debt  repayments.  The Company may also acquire equity  ownership  in other public or private  companies  that own and manage portfolios of apartment communities. Management anticipates the acquisition  of  properties  of  approximately  $250  million in 2004, although  there  can  be no  assurance  that  such  acquisitions  will actually occur.

          The  Company  intends to meet its  short-term  liquidity  requirements through  net cash  flows  provided  by  operating  activities  and its existing bank line of credit,  described below. The Company  considers its  ability to generate  cash to be  adequate  to meet all  operating requirements and make  distributions to its stockholders in accordance with  the  provisions  of  the  Internal  Revenue  Code,  as  amended, applicable to REITs.

          To the  extent  that  the  Company  does  not  satisfy  its  long-term liquidity  requirements  through net cash flows  provided by operating activities  and  the  line of  credit,  it  intends  to  satisfy  such requirements  through property debt financing,  proceeds from the sale of  properties,  the issuance of UPREIT Units,  proceeds from sales of its common stock through the Dividend  Reinvestment Plan ("DRIP"),  or issuing  additional common shares,  shares of the Company's  preferred stock, or other securities. As of December 31, 2003, the Company owned
          22 properties,  with 3,363 apartment units, which were unencumbered by debt.

          A  source  of  liquidity  in 2004 is  expected  to be from the sale of properties. From its IPO through 2000, the Company had sold only a few small properties.  During 2003, the Company sold seven communities for a total sales price of $59.3 million. During 2002, the Company sold 12 communities for a total sales price of $87.1.  The Company was able to sell these  properties at an average  capitalization  rate of 8.9% and reinvest in the acquisition of properties  with more growth  potential at an expected first year cap rate of 7.9%.  While the  capitalization
          rate  from   dispositions   was  100  basis  points  higher  than  for
          acquisitions,  the Company expects to realize a higher unleveraged IRR from its  acquisitions  due to higher rates of revenue growth expected from the acquired properties. Management has included in its operating plan that the Company will  strategically  dispose of assets  totaling approximately $50 million in 2004,  although there can be no assurance that such dispositions will actually occur.

          In May  1998,  the  Company's  Form  S-3  Registration  Statement  was
          declared  effective  relating to the issuance of up to $400 million of common stock, preferred stock or other securities.  As of December 31,
          2003,  the Company  continued to have available  securities  under the registration statement in the aggregate amount of $144,392,000.

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

          In September  1999,  the Company  completed the sale of $50 million of
          Series B Preferred Stock in a private transaction with GE Capital. The
          Series B Preferred  stock carries an annual dividend rate equal to the greater of 8.36% or the actual  dividend paid on the Company's  common shares into which the preferred  shares could be converted.  The stock had a liquidation  preference of $25.00 per share, a conversion  price of $29.77 per share, and a five-year,  non-call provision. On February
          14,  2002,  1,000,000  shares of the  Series B  Preferred  stock  were converted to 839,771  common  shares.  The conversion had no effect on the  reported  results  of  operations.  On May 24,  2002 the  Company repurchased the remaining  1,000,000  shares  outstanding at an amount equivalent to 839,772  common  shares (as if the preferred  shares had been converted).  The Company  repurchased the shares for $29,392,000, equal to the $35.00 common stock  trading  price when the  transaction
          was  consummated.   A  premium  of  $5,025,000  was  incurred  on  the
          repurchase and has been reflected as a charge to net income  available to common  shareholders' in the  consolidated  statement of operations for the year ended December 31, 2002.

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
          Preferred  Stock carried an annual  dividend rate equal to the greater of 8.75% or the actual  dividend paid on the  Company's  common shares into which the preferred  shares could be  converted.  The stock had a conversion  price  of  $30.25  per  share  and a  five-year,  non-call provision.  As part of the Series C Preferred Stock  transaction,  the
          Company also issued  240,000  warrants to purchase  common shares at a price of $30.25 per share, expiring in five years. On January 9, 2003, holders  of 100,000  shares of Series C  Preferred  Shares  elected to convert  those shares for 330,579  shares of common  stock.  On May 8,
          2003,  200,000 shares of Series C Preferred Shares were converted into
          661,157 shares of common stock. On August 26, 2003,  200,000 shares of
          Series C Preferred Shares were converted into 661,157 of common stock.
          On November 5, 2003, holders of the remaining 100,000 shares of Series
          C Preferred  Shares elected to convert those shares for 330,579 shares of common stock. On September 9, 2003, 17,780 warrants were exercised, resulting in the issuance of 17,780 shares of common stock. During the fourth  quarter of 2003,  the remaining  222,220 common stock warrants were exercised,  resulting in the issuance of 222,220 shares of common stock.  Neither the conversions nor the warrant exercise had an effect on the reported results of operations.

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

          In December  2000,  the Company  completed  the sale of $30 million of
          Series  E  Preferred  Stock  in  a  private  transaction,  again  with affiliates of Prudential  and Teachers.  The Series E Preferred  Stock
          carried an annual  dividend  rate equal to the greater of 8.55% or the actual  dividend  paid on the  Company's  common shares into which the preferred shares could be converted.  The stock had a conversion price of $31.60 per share and a five-year,  non-call provision. In addition, as part of the  Series E  Preferred  Stock  transaction,  the  Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share,  expiring in five years. On August 20, 2002,  63,200 of the
          Series E  Convertible  Preferred  Shares were  converted  into 200,000 shares of common  stock.  On May 6,  2003,  36,800  shares of Series E
          Preferred  Shares were  converted into 116,456 shares of common stock.
          On August 26, 2003 the remaining  200,000 shares of Series E Preferred
          Shares were  converted  into 632,911 of common stock.  On September 9,
          2003,  17,100  warrants were  exercised,  resulting in the issuance of
          17,100 shares of common stock.  During the fourth quarter of 2003, the remaining  267,900 common stock warrants were exercised,  resulting in
          the  issuance  of  267,900   shares  of  common  stock.   Neither  the
          conversions  nor the warrant  exercise  had an effect on the  reported results of operations.

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

          In 2000, the Company  obtained an investment  grade rating from Fitch,
          Inc. The Company was assigned an initial  corporate  credit  rating of
          "BBB" (Triple-B),  with a rating of "BBB-" (Triple-B Minus) for Series
          C through E Convertible Preferred Stock and Series F Preferred Stock.

          The issuance of UPREIT Units for property acquisitions continues to be a  source  of  capital  for the  Company.  No  units  were  issued  in connection  with the two  acquisitions  during 2003.  During 2002, the
          Company  acquired an 864-unit  property for a total  purchase price of
          $81,500,000.  The Company issued UPREIT units valued at  approximately
          $11,500,000 million, with the balance funded by the assumption of debt
          and  cash.   During  2001,   520  apartment   units  in  two  separate
          transactions  were  acquired  for a total cost of  $33,000,000,  using
          UPREIT Units valued at approximately $19,000,000 with the balance paid in cash or assumed debt.

          In 1997, the Company's Board of Directors  approved a stock repurchase
          program  under  which  the  Company  may  repurchase   shares  of  its
          outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased through open market or privately  negotiated  transactions at the  discretion of Company  management.  The Board's action did not establish a target price or a specific  timetable for  repurchase.  At
          December 31, 2000, there was approval  remaining to purchase 1,326,500 shares.  In 2001,  the Board of Directors  approved a  1,000,000-share increase in the stock  repurchase  program.  During 2001,  the Company repurchased  754,000  shares  and  436,700  UPREIT  Units at a cost of
          $20,600,000 and $11,900,000, respectively. On August 6, 2002 the Board
          of  Directors  approved  a  2,000,000-share   increase  in  the  stock
          repurchase  program.  During  2003 and 2002,  there  were no shares or
          UPREIT  Units  repurchased  by the  Company.  At December 31, 2003 the
          Company had  authorization  to repurchase  3,135,800  shares of common stock and UPREIT Units under the stock repurchase program.

          The Company has a Dividend Reinvestment Plan (DRIP). The DRIP provides the stockholders of the Company an opportunity to automatically invest their cash  dividends  in common  stock at a  discount  of 2% from the market  price.  In addition,  eligible  participants  may make monthly payments  or other  voluntary  cash  investments  in  shares of common stock, typically purchased at discounts,  which have varied between 2%
          and 3%. The maximum monthly  investment without prior Company approval is  currently  $1,000.  During 2002,  $27,400,000  of common stock was issued under this plan, with an additional $30,300,000 of common stock issued in 2003.

          Management monitors the relationship between the Company's stock price and its  estimated net asset value.  During times when the  difference between these two values is small,  resulting in little  "dilution" of net  asset  value  by  common  stock  issuances,  management  has  the flexibility  to issue  waivers to DRIP  participants  to  provide  for investments in excess of the $1,000  maximum  monthly  investment.  In
          February 2002,  the Company  announced such waivers will be considered beginning with the March 2002 optional cash purchase, since management had  believed  at that time that the stock is  trading at or above its estimate of net asset  value.  During  2002,  the  Company  granted 53 waivers  for  purchases  aggregating  a total of  $3,900,000.  No such waivers were granted during 2003.

          During 2002,  the Company  extended its revolving  line of credit with
          M&T  Bank  for a  period  of three  years,  increasing  the line  from
          $100,000,000 to $115,000,000.  As of December 31, 2003 the Company had
          no balance  outstanding  on the line of credit.  Borrowings  under the line of credit bear interest at 1.15% over the  one-month  LIBOR rate.
          Accordingly,  increases in interest  rates will increase the Company's interest expense and as a result will affect the Company's  results of operations  and  financial  condition.  The line of credit  expires on
          September  1, 2005.  The  Credit  Agreement  relating  to this line of credit provides for the Company to maintain  certain  financial ratios and  measurements.  One of these covenants is that the Company may not
          pay  any   distribution  if  a  distribution,   when  added  to  other
          distributions  paid  during  the three  immediately  preceding  fiscal quarters, exceeds the greater of: (i) 90% of funds from operations and
          110% of cash available for distribution;  and (ii) the amount required to maintain the Company's status as a REIT.  During the fourth quarter of 2002, the funds from operations  payout ratio was 94% when measured for the calendar year. Due to the impairment  charges  recorded in the
          fourth  quarter,   the  Company  did  not  meet  the  required  ratio.
          Appropriate  waivers were granted by the participating  banks.  During the fourth quarter of 2003, the funds from operations payout ratio was
          90.7% when measured for the calendar year. Due to the charges  related to the grant of restricted stock to the  Leenhoutses,  the Company did not meet the required ratio.  Appropriate waivers have been granted by the participating banks.

          As of December 31, 2003, the weighted  average rate of interest on the
          Company's mortgage debt was 6.38% and the weighted average maturity of such indebtedness was approximately eight years. Mortgage debt of $1.4 billion  was  outstanding  with 98% at fixed  rates of  interest  with staggered maturities.  This limits the exposure to changes in interest rates,  minimizing  the effect of interest  rate  fluctuations  on the
          Company's results of operations and cash flows.

          The Company's net cash provided by operating activities increased from
          $143,887,000 for the year ended December 31, 2002, to $145,717,000 for the year ended December 31, 2003. The increase was  principally due to changes in Other Assets.

          Net cash used in investing  activities  decreased from $295,181,000 in
          2002 to  $112,025,000 in 2003. The decrease was principally due to the lower  level  of  properties  purchased  in 2003  which  decreased  to
          $92,970,000 in 2003 from  $433,043,000 in 2002. Other changes included a decrease of $30,413,000  in proceeds from the sale of properties,  a decrease  in  property  additions  of  $9,346,000,  and an increase of
          $3,835,000 from the proceeds from the sale of affordable properties.

          The Company's  net cash used in financing  activities  decreased  from providing  $149,357,000 in 2002 to using $37,371,000 in 2003. In 2003, proceeds  from the sale of  common  stock  totaled  $59,788,000.  Debt proceeds, used to fund property acquisitions and additions,  decreased from  $186,868,000  in 2002 to  $54,907,000 in 2003. A major source of financing in 2002 was  $82,796,000  of proceeds  from the sales of the preferred  and common  stock,  net of the  repurchase  of the Series B preferred stock.

          On February  2, 2004,  the Board of  Directors  approved a dividend of
          $.62 per share for the period  from  October 1, 2003 to  December  31,
          2003.  This is the equivalent of an annual  distribution  of $2.48 per share.  The dividend is payable  February 27, 2004 to  shareholders of record on February 17, 2004.

          Critical Accounting Policies
          ----------------------------

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
          However,  application  of the  accounting  policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition,  other companies may utilize  different  estimates which may impact  comparability of the Company's  results of operations to those of companies in similar businesses.

          Revenue Recognition
          -------------------

          The Operating  Partnership  leases its  residential  properties  under leases  with  terms  generally  one year or  less.  Rental  income  is recognized on a straight-line  basis over the related lease term. As a result,  deferred  rents  receivable are created when rental income is recognized during the concession  period of certain  negotiated leases and amortized over the remaining term of the lease. In accordance with
          SFAS No.  141,  the  Company  recognizes  rental  revenue of  acquired in-place  "above and below" market leases at their fair value over the weighted average  remaining lease term.  Property other income,  which consists  primarily of income from  operation  of laundry  facilities, administrative  fees,  garage and carport  rentals  and  miscellaneous charges to residents, is recognized when earned.

          Property  management  fees  are  recognized  when  earned  based  on a contractual percentage of net monthly cash collected on rental income.

          Change in Accounting Estimate
          -----------------------------

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
          -----------

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

          Effective  January 1, 2002, the Company adopted the provisions of SFAS
          No.  144,  "Accounting  for the  Impairment  or Disposal of Long Lived
          Assets." This standard  superseded  SFAS No. 121,  "Accounting for the
          Impairment  of Long  Lived  Assets  and for Long  Lived  Assets  to be
          Disposed  of," but also  retained its basic  provision  requiring  (i)
          recognition  of  an  impairment  loss  of  the  carrying  amount  of a long-lived asset if it is not recoverable  from its undiscounted  cash flows and (ii)  measurement  of an impairment  loss as the  difference between  the  carrying  amount and fair  value of the asset  unless an asset is held for sale,  in which case it would be stated at the lower of carrying amount or fair value less costs to dispose.  However, SFAS
          No. 144 also  describes a  probability-weighted  cash flow  estimation approach to deal with situations which  alternative  courses of action to  recover  the  carrying  amount  of a  long-lived  asset  are under
          consideration   or  a  range  is  estimated.   The   determination  of
          undiscounted  cash  flows  requires  significant   estimates  made  by
          management  (such  as  estimating  future  net  operating  income  and estimating  fair value upon sale of each property owned) and considers the expected  course of action at the balance  sheet date.  Subsequent changes in estimated  undiscounted  cash flows arising from changes in anticipated  actions  could  impact  the  determination  of whether an impairment exists.

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

          The Company  accounts  for its  acquisitions  of  investments  in real estate in accordance with Statement of Financial  Accounting Standards
          (SFAS) No. 141, Business  Combinations,  which requires the fair value of the real estate  acquired to be allocated to the acquired  tangible assets, consisting of land, building, personal property and identified
          intangible  assets  and  liabilities,   consisting  of  the  value  of
          above-market  and  below-market  leases,  value of in-place leases and value of  resident  relationships,  based in each  case on their  fair values.  The Company  considers  acquisitions of operating real estate assets to be  businesses  as that  term is  contemplated  in  Emerging
          Issues Task Force Issue No. 98.3,  Determining  Whether a  Nonmonetary
          Transaction Involves Receipt of Productive Assets or of a Business.

          The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and personal  property)  determined  by valuing the property as if it were vacant.  The as-if-vacant value is allocated to land,  buildings,  and personal property based on management's  determination of the relative fair values of these assets.

          Above-market  and  below-market  in-place  lease  values for  acquired properties  are recorded based on the present value (using an interest rate which reflects the risks  associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii)  management's  estimate of fair market lease rates for the  corresponding  in-place  leases,  measured over a period equal to the remaining  non-cancelable  term of the lease.  The capitalized  above-market lease values are amortized as a reduction of
          rental  income  over  the  remaining   non-cancelable   terms  of  the
          respective  leases.  The  capitalized  below-market  lease  values are amortized  as an increase to rental  income over the initial  term and any fixed-rate renewal periods in the respective leases.

          Other  intangible  assets acquired  include amounts for in-place lease values that are based upon the  Company's  evaluation  of the specific characteristics  of the leases.  Factors  considered in these analyses include an estimate of carrying  costs  during  hypothetical  expected lease-up periods considering  current market conditions,  and costs to
          execute  similar  leases.  The  Company  also  considers   information
          obtained  about each property as a result of its  pre-acquisition  due diligence,  marketing and leasing  activities  in estimating  the fair value of the tangible and intangible  assets  acquired.  In estimating carrying costs,  management also includes real estate taxes, insurance and other  operating  expenses and estimates of lost rentals at market rates during the expected  lease-up periods  depending on the property acquired.

          The total  amount  of other  intangible  assets  acquired  is  further
          allocated  to  in-place   leases,   which   includes   other  resident
          relationship intangible values based on management's evaluation of the specific  characteristics  of the residential leases and the Company's resident retention history.

          The value of in-place leases and resident  relationships are amortized as a leasing  cost  expense  over the initial  term of the  respective leases and any expected renewal period.

          Discontinued Operations
          -----------------------

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

          Included in  discontinued  operations  for the year ended December 31,
          2003 are nineteen apartment  community  dispositions (seven and twelve in 2003 and 2002,  respectively).  The  operations  of such  apartment communities  have been  reflected as  discontinued  operations  in the consolidated  financial  statements  for each of the three years ended
          December 31, 2003 included herein.

          Capital Improvements
          --------------------

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
          These  assessments  have a direct  impact on the Company's net income.
          See "Change in Accounting Estimate" above.

          Estimate of Fair Value of Assets  Associated with General  Partnership
          ----------------------------------------------------------------------
          Interests
          ---------

          The Company uses the sale  contract to determine the fair market value of assets  associated with its general partner  investment,  including notes, advances, management contracts and the equity investment in the limited  partnership.  The fair  value used could vary from the actual sales  price of the assets  which could  result in further  charges or gains  recognized  upon  disposition.  See  Note  3 to  the  Notes  to
          Consolidated Financial Statements for further discussion.

          Off-Balance Sheet Investments
          -----------------------------

          The Company  has  investments  in and  advances  to  approximately  44 limited  partnerships  where the Company acts as the managing  general partner.  The Company  accounts  for these  investments  on the equity method of  accounting,  recording  its share of the net income or loss based upon the terms of the partnership agreement.  To the extent that it is determined  that the limited  partners cannot absorb their share of the losses,  if any,  the general  partner  will record the limited partners share of such losses. In addition,  to the extent the Company has  outstanding  loans or  advances  and the  limited  partner has no remaining capital account, the Company will absorb such losses.

          The  Company,  through  its  general  partnership  interest in certain affordable  property  limited  partnerships,  has  guaranteed  the low income  housing tax credits to the  limited  partners  for a period of either  five or ten years in 23  partnerships  totaling  approximately
          $48,000,000.  Such  guarantee  requires  the  Company to  operate  the properties in compliance with Internal  Revenue Code Section 42 for 15 years.  The weighted  average number of compliance  years remaining is approximately 10 years. In addition,  acting as the general partner in certain  partnerships,  the Company is obligated  to advance  funds to
          meet  partnership   operating  deficits.   Should  operating  deficits
          continue  to occur,  the  Company  would  determine  on an  individual partnership  basis if it is in the best  interest  of the  Company  to continue to fund these deficits.

          The  Company  believes  the  properties   operations  conform  to  the
          applicable  requirements  as set forth above and do not anticipate any payment on the low income  housing  tax  credit  guarantees  described above.

          In  December  2002,  the  Company,  including  its equity  affiliates, determined  that it would market for sale  virtually all of the assets associated  with its interest in various  affordable  housing  limited
          partnerships.   Such  assets  include  the  equity   interest  in  the
          affordable  housing  partnerships,   loans,  advances  and  management
          contracts. The Company,  including its equity affiliates, as described in Note 3 to the Notes to Consolidated Financial Statements,  recorded impairment charges  aggregating $14.2 million in the fourth quarter of
          2002. Such charges  principally relate to reducing recorded amounts of the previously  mentioned  assets to their  estimated fair values.  In
          addition,   in  2002,  the  Company   recorded   charges   aggregating
          $3.8 million  principally  arising from the operating losses and other charges  directly  associated with the performance of these affordable properties  due to the weak  economy,  which  negatively  affected the properties' revenue and occupancy.

          The Company is selling the assets in three  phases.  The status of the phases are as follows:

          Phase  I,  consisting  of  the  Company's  interest  in 35  properties containing  1,119  units,  of which  all were  New  York  State  Rural
          Development properties,  was sold on September 5, 2003. The sale price of $1.5 million  resulted in a gain on sale of  approximately  $72,000 that was recorded in the third quarter.

          Phase II,  consisting  of the  Company's  interest in 49  Pennsylvania
          Rural Development and other low income housing tax credit  properties, was sold on December 18, 2003. The sale price of $1.1 million resulted in a loss on sale of  approximately  $32,000  that was recorded in the fourth quarter of 2003.

          Phase III,  consisting  of the  Company`s  interest  in 38 Upstate New
          York,  Maryland,  Ohio and Indiana properties,  is under contract to a qualified buyer. The contract price is $6.8 million and the Company is working  towards an  expected  closing in the first half of 2004.  The buyer is still engaged in due diligence,  so it is possible that there may  be  some  further  negotiations  relating  to  price  and/or  the properties to be included in the sale.

          During 2004,  the Company is pursuing the sale of its general  partner interests in one  additional  affordable  property (two  partnerships)
          with 1,072 units.  It does not currently have a contract for this sale but  anticipates a possible  closing in the third quarter of 2004. The
          Company has guarantees to the partnerships  for tax credits  (totaling
          $5.6  million)  and  to  fund  operating  deficits.  The  property  is currently  experiencing high vacancy.  The regulatory  agreement under which the property operates requires a percentage of residents to meet certain income qualifications.  The Company has had difficulty renting those  regulatory  units.  The Company  does not  anticipate  that the operational  outlook will improve prior to a sale.  The Company funded operating  deficits  amounting  to $1.3 million in 2003 and expects to continue  to fund  future  operating  deficits.  The  prior  operating advances  are not an  indicator  of future cash  requirements,  and in accordance with GAAP, the Company will record an impairment  charge as those operating advances are actually  incurred.  The net value of the general  partnership  interests  and other loans or assets  associated with this  property  had been reduced to $43,000 at December 31, 2002.
          The book value at December 31, 2003 is a negative $725,000.  The value has been reduced below zero as a function of losses passed  through to the Company as general partner. Although the Company cannot accurately estimate a price at this time, it is likely that the Company will have to pay a third party to purchase its interest in this asset.

          For  2003,  the  Company  has  recorded  a total  of $3.5  million  in impairment  charges,  of which $1.7 million  pertains to an additional net  impairment  charge taken in the third quarter to reduce the value of the assets  held for sale in Phase III to fair  market  value.  The balance,  or $1.8  million,  represents  impairments  of cash advances reflected  in both  "Equity in  earnings  (losses)  of  unconsolidated affiliates"  ($1.0 million) and  "Impairment of assets held as general
          partner"   ($822,000).   During  the  fourth   quarter  of  2002,  the
          anticipated  losses in  connection  with the sale of these  assets had been reflected in the $14.2 million impairment.

          These  partnerships  are  funded  with  non-recourse  financing.   The
          Company's proportionate share of non-recourse financing,  based on its legal ownership, was only $1,487,000 out of a total of $142,717,000 at
          December 31, 2003.  The Company has  guaranteed a total of $594,000 of debt  associated  with two of these  partnerships.  In  addition,  the
          Company,  including the Management  Companies,  has provided loans and advances to certain of the partnerships aggregating $6,748,000, net of impairment  and other  charges of  $10,514,000  at December  31, 2003.
          Prior to the  Company's  decision to sell these  assets,  the Company, after  recording  its share of the  underlying  investments  income or loss,  assessed  the  financial  status  and cash  flow of each of the
          partnerships   at  each   balance   sheet  date  in  order  to  assess
          recoverability  of its investment in and advances to these affiliates.
          Once the decision to dispose of such assets was made in December 2002, the Company estimated the fair value of such loans and advances from a potential buyer's perspective using estimated cash flows discounted at a risk adjusted return.

          Summarized balance sheet information relating to these partnerships is as follows (amounts are in thousands):

                                                             2003          2002
                                                             ----          ----
          Balance Sheets:
            Real estate, net                             $163,950      $266,613
            Other assets                                   21,247        37,764
                                                         --------      --------
              Total assets                               $185,197      $304,377
                                                         ========      ========

            Mortgage notes payable                       $142,717      $253,285
            Advances from affiliates                       22,678        24,725
            Other liabilities                              11,420        15,125
            Partners' equity                                8,382        11,242
                                                         --------      --------
              Total liabilities and partners' equity     $185,197      $304,377
                                                         ========      ========

          In January 2003, the FASB issued Interpretation No. 46 - Consolidation of  Variable  Interest  Entities,  an  interpretation  of ARB No. 51 -
          Consolidated  Financial  Statements.   The  interpretation   addresses
          consolidation  by businesses  of special  purpose  entities  (variable interest entities, "VIE"). In December 2003, the FASB reissued FIN 46R with certain  modifications and clarifications.  Management is certain that each of the  limited  partnerships  in which it holds the general partnership  interest  would be considered a VIE and the Company would consolidate all or a certain number of the limited partnerships assets and liabilities, all of which are summarized above.

          Acquisitions and Dispositions
          -----------------------------

          In 2003, the Company  acquired a total of two communities with a total of 730 units for total consideration of approximately $92,900,000,  or an  average  of  approximately  $127,200  per unit.  For the same time period,  the Company sold seven properties with a total of 1,568 units for total  consideration of $59,300,000,  or an average of $37,800 per unit.  The weighted  average  expected first year cap rate of the 2003
          Acquisition  Communities was 7.3% and of the 2003 Disposed Communities
          was 8.7%.  The weighted  average  unleveraged  internal rate of return
          (IRR) during the Company's ownership for the properties sold was 9.5%.

          In January 2004,  the Company  acquired four  communities as part of a portfolio  with a total of 534  units in the New  Jersey  region.  The total purchase price of $64,200,000,  including closing costs, equates to approximately  $120,000 per unit.  Consideration for the properties
          included   $34,000,000   in  assumed   debt  (fair   market  value  of
          $37,000,000), $11,9000,000 in Operating Partnership Units (fair market value  $12,1000,000),  and $18,300,000  cash funded through the use of the  Company's  line of credit.  The expected  first year cap rate for this community is 6.2% (before a reserve for capital expenditures).

          In  March,   2004,  the  Company  acquired  a  240-unit  community  in
          Frederick,   Maryland.   The  total  purchase  price  of  $29,400,000,
          including  closing  costs,  equates  to  approximately   $123,000  per
          apartment unit.  Management  expects a 7.4% weighted  average expected first year capitalization rate on this acquisition.  Consideration for this  property  was funded  through the use of the  Company's  line of credit.

          Contractual Obligations and other Commitments
          ---------------------------------------------

          The primary  obligations of the Company relate to its borrowings under the line of credit and mortgage notes  payable.  The Company's line of credit  matures in September  2005,  and has no amount  outstanding at
          December 31, 2003.  The $1.4  billion in mortgage  notes  payable have varying  maturities ranging from 1 to 32 years. The principal payments on the mortgage notes payable for the years subsequent to December 31,
          2003, are set forth in the table below as "long-term debt."

          The Company has a non-cancelable operating ground lease for one of its properties.  The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five  years each.
          The lease  provides for  contingent  rental  payments based on certain variable factors. At December 31, 2003, future minimum rental payments required under the lease are $70,000 per year until the lease expires.

          The Company  leases its  corporate  office space from an affiliate and the office space for its  regional  offices  from third  parties.  The corporate  office  space  requires an annual base rent plus a pro-rata portion of property  improvements,  real estate taxes, and common area maintenance.  The regional  office leases  require an annual base rent plus a pro-rata  portion of real estate  taxes.  These  leases are set forth in the table below as "Operating lease."

          Purchase  obligations  represent  those  costs  that  the  Company  is contractually  obligated to in the future. The significant  components of this caption are costs for capital  improvements  at the  Company's properties,  as well as costs for  normal  operating  and  maintenance expenses  at the  site  level  that  are  tied  to  contracts  such as utilities,  landscaping and grounds  maintenance and advertising.  The purchase  obligations  include amounts tied to contracts some of which expire in 2004.  It is the  Company's  intention to renew these normal operating  contracts;  however,  there has been no attempt to estimate the length or future costs of these contracts.

          Tabular Disclosure of Contractual Obligations:

                                                         Payments Due by Period (in thousands)
         Contractual Obligations       Total     2004       2005        2006        2007        2008   Thereafter
         -----------------------       -----     ----       ----        ----        ----        ----   ----------

         Long-term debt           $1,380,696  $16,641    $14,984     $70,576    $172,324    $173,782   $  932,389
         Ground lease                  1,190       70         70          70          70          70          840
         Operating lease               7,421    1,333      1,314       1,015         973         975        1,811
         Purchase obligations         17,631   14,908      1,580         839         246          56            2
                                  ----------  -------    -------     -------    --------    --------   ----------
         Total*                   $1,406,938  $32,952    $17,948     $72,500    $173,613    $174,883   $  935,042
                                  ==========  =======    =======     =======    ========    ========   ==========

          *    The contractual obligation and other commitments in the table are set  forth  as  required  by Item  303(a)(5)  of  Regulation  5-K promulgated by the SEC in January of 2003 and are not prepared in accordance with generally-accepted accounting principles.

          As discussed in the section entitled  "Off-Balance Sheet Investments,"
          the Company has the following  guarantees or  commitments  relating to its equity method partnership investments: a) guarantee for a total of
          $594,000 of debt associated with two of the partnerships, b) guarantee of the low income  housing tax credits to the limited  partners  for a period  of  either  five  or ten  years  in 23  partnerships  totaling approximately $48,000,000,  and c) obligation to advance funds to meet partnership operating deficits for certain partnerships.  With respect to the  guarantee of the low income  housing tax credits,  the Company
          believes  the   properties   operations   conform  to  the  applicable
          requirements  (as set forth above in the second  paragraph of the "Off
          Balance Sheet Investment" section) and does not anticipate any payment on the guarantees.

          Capital Improvements
          --------------------

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

                                                                             Maintenance
                                                              Capitalized        Expense      Total
                                     Capitalized              Expenditure       Cost per   Cost per
                                        Cost per     Useful      Per Unit           Unit       Unit
          Category                          Unit    Life(1)   Per Year(2)    Per Year(3)   Per Year
          --------                          ----    -------   -----------    -----------   --------

          Appliances                      $1,000        18          $  55        $    5     $    60
          Blinds/Shades                      130         6             22             6          28
          Carpets/cleaning                   840         6            140            97         237
          Computers, equipment, misc.(4)     120         5             22            29          51
          Contract repairs                     -         -              -           102         102
          Exterior painting (5)               84         5             17             1          18
          Flooring                           250         8             31             -          31
          Furnace/Air (HVAC)                 765        24             32            43          75
          Hot water heater                   130         7             19             -          19
          Interior painting                    -         -              -           138         138
          Kitchen/bath cabinets            1,100        25             44             -          44
          Landscaping                          -         -              -           106         106
          New roof                           800        23             35             -          35
          Parking lot                        400        15             27             -          27
          Pool/ Exercise facility            100        15              7            23          30
          Windows                            980        36             27             -          27
          Miscellaneous (6)                  705        15             47            40          87
                                          ------                     ----          ----      ------
          Total                           $7,404                     $525          $590      $1,115
                                          ======                     ====          ====      ======

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

          (3)  These expenses are included in the operating and maintenance line item of the  Consolidated  Statement of  Operations.  Maintenance
               labor  costs are not  included  in the $590 per unit  maintenance estimate.  All  personnel  costs  for site  supervision,  leasing agents,  and maintenance  staff are combined and disclosed in the
               Company's  same- store expense  detail  schedule.  The annual per unit cost of maintenance staff would add another $570 to expenses and total cost figures provided.

          (4)  Includes computers,  office equipment/ furniture, and maintenance vehicles.

          (5)  The level of exterior  painting  may be lower than other  similar titled presentations as the Company's portfolio has a significant amount of brick  exteriors.  In addition,  other exposed exterior surfaces are most often covered with aluminum or vinyl.

          (6)  Includes    items    such    as;    balconies,     siding,    and
               concrete/sidewalks.

          The  Company's  strategy in operating  apartments  is to improve every property every year regardless of age. Another part of its strategy is to purchase older  properties and rehab and reposition them to enhance internal  rates of return.  This  strategy  results in higher costs of capital  expenditures  and  maintenance  costs than may be reported by other apartment  companies,  but the Company's  experience is that the strategy results in higher revenue growth, higher net operating income growth and a higher rate of property appreciation.

          The Company  estimates that during 2003,  approximately  $525 per unit
          was  spent  on  recurring  capital   expenditures.   The  table  below
          summarizes the breakdown of capital  improvements by major  categories
          between  recurring  and  non-recurring,   revenue  generating  capital
          improvements as follows:

                                                     For the year- ended December 31,
                                                   (in thousands, except per unit data)

                                                                2003                                                 2002
                           -----------------------------------------------------------------------------  --------------------------
                           Recurring               Non-Recurring               Total Capital              Total Capital
                              Cap Ex   Per Unit(a)        Cap Ex   Per Unit(a)  Improvements  Per Unit(a)  Improvements  Per Unit(a)
                              ------   ----------- -------------   -----------  ------------  -----------  ------------  -----------
New Buildings                   $  -           $ -        $1,859          $ 46       $ 1,859         $ 46    $    3,833      $   101
Major building improvements    3,696            91        17,689           436        21,385          527        20,567          542
Roof replacements              1,412            35         2,986            74         4,398          109         3,975          105
Site improvements              1,353            33         6,620           163         7,973          196        11,668          308
Apartment upgrades             2,666            66        32,228           794        34,894          860        35,983          949
Appliances                     2,215            55         2,685            66         4,900          121         4,651          123
Carpeting/Flooring             6,953           171         5,334           131        12,287          302        11,331          299
HVAC/Mechanicals               2,048            50        11,491           283        13,539          333        12,633          333
Miscellaneous                    910            24         2,573            63         3,483           87         3,661           95
                             -------          ----       -------        ------      --------       ------    ----------     --------
Totals                       $21,253          $525       $83,465        $2,056      $104,718       $2,581    $  108,302     $  2,855
                             =======          ====       =======        ======      ========       ======    ==========     ========

     (a)  Calculated  using the weighted  average  number of units  outstanding, including 35,936 core units,  2002 acquisition units of 4,280 and 2003 acquisition  units of 386 for the  year-ended  December  31,  2003 and
          35,936  core  units  and  2002  acquisition  units  of  1,994  for the year-ended December 31, 2002.

     The schedule below  summarizes the breakdown of total capital  improvements between core and non-core as follows:

                                                           For the year- ended December 31,
                                                         (in thousands, except per unit data)
                                                                    2003                                              2002
                                 -----------------------------------------------------------------------  --------------------------
                                  Recurring            Non-recurring            Total Capital             Total Capital
                                     Cap Ex  Per Unit         Cap Ex  Per Unit   Improvements   Per Unit   Improvements     Per Unit
                                     ------  --------         ------  --------   ------------   --------   ------------     --------
Core Communities                   $ 18,810       525      $  63,050  $  1,755     $   81,860    $ 2,280       $ 99,966      $ 2,782
2003 Acquisition Communities            202       525            103       267            305        792              -            -
2002 Acquisition Communities         2,241        525         20,312    4,746          22,553      5,271          8,336        4,181
                                   --------     -----      ---------   -------     ----------    -------       --------      -------
Sub-total                            21,253       525         83,465     2,056        104,718      2,581        108,302        2,855
2003 Disposed Communities               448       525            304       354            752        879          2,592        1,653
2002 Disposed Communities                 -         -              -         -              -          -          1,163        1,624
Corporate office expenditures (1)         -         -              -         -            876          -          3,635            -
                                   --------     -----      ---------   -------     ----------    -------       --------      -------
                                   $ 21,701     $ 525      $  83,769   $ 2,021     $  106,346    $ 2,546       $115,692      $ 2,786
                                   ========     =====      =========   =======     ==========    =======       ========      =======

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

          During  2002 and 2003,  there has been  media  attention  given to the subject of mold in residential communities.  The Company has responded to  this  attention  by  providing  to its  community  management  the
          Company's "Operation and Maintenance Plan For the Control of Moisture"
          ("The Plan").  The Plan,  designed to analyze and manage all exposures to mold,  has been  implemented  at all of the Company's  communities.
          There have been only limited  cases of mold  identified  to management due to the application and practice of The Plan. No condition is known to  exist  that  would  give  rise to a  material  liability  for site restoration or other costs that may be incurred with respect to mold.

          New Accounting Pronouncements
          -----------------------------

          In June  2001,  the FASB  issued  SFAS No.  142,  "Goodwill  and Other
          Intangible  Assets." The  provisions of this statement are required to be applied to all goodwill and other intangible  assets.  SFAS No. 142 became effective  beginning  January 1, 2002. The Company adopted this pronouncement  for the year ended  December 31,  2002,  and it did not have  a  material  impact  on the  Company's  results  on  operations, financial position or liquidity.

          In August 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset
          Retirement  Obligations."  SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying  value of the related asset and  depreciating  it over the  remaining  useful life of that asset.  The standard was effective beginning January 1, 2003. The Company adopted this  pronouncement for the year  ended  December  31,  2003,  and it did not have a  material impact on the Company's results on operations,  financial  position or liquidity.

          In October  2001,  the FASB issued SFAS No. 144,  "Accounting  for the
          Impairment or Disposal of Long-lived  Assets," which addresses how and when to measure the impairment on long-lived assets and how to account for  long-lived  assets  that an  entity  plans to  dispose  of either through sale,  abandonment,  exchange,  or distribution to owners. The
          Company adopted SFAS No. 144 as of January 1, 2002. See Notes 2 and 15
          for a  discussion  of the impact on the Company  from the  adoption of
          SFAS No. 144.

          In April  2002,  the FASB issued  SFAS No. 145--  "Rescission  of FASB
          Statements No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and
          Technical  Corrections"  which  eliminates  the  requirement to report gains and losses from  extinguishment of debt as extraordinary  unless they meet the criteria of APB Opinion 30. This  statement  also amends other existing authoritative  pronouncements to make various technical corrections,  clarify meanings,  or describe their applicability under changed conditions.  The new standard became effective for the Company for the year ending  December 31,  2003.  Upon  adoption,  the Company reclassified its previously reported early debt extinguishment charges presented as an  extraordinary  item to inclusion  within  income from operations.  The Company adopted this pronouncement for the year ended
          December  31,  2003,  and it did not  have a  material  impact  on the
          Company's results on operations, financial position or liquidity.

          In June 2002,  the FASB  issued SFAS No. 146 -  "Accounting  for Costs
          Associated with Exit or Disposal  Activities." This statement requires the  recognition of a liability for costs  associated  with an exit or disposal  activity  to be recorded  at fair value when  incurred.  The company's  commitment  to a plan,  by itself does not create a present obligation that meets the definition of a liability.  The new standard became  effective  for exit and disposal  activities  initiated  after
          December 31, 2002. The Company adopted this pronouncement for the year ended December 31, 2003, and it did not have a material  impact on the
          Company's results on operations, financial position or liquidity.

          In November 2002, the FASB issued  Interpretation  No. 45 ("FIN 45") -
          Guarantor's  Accounting and Disclosure  Requirements  for  Guarantees,
          including indirect  guarantees of other (an interpretation of FASB No.
          5, FASB No. 57, and FASB No. 107 and rescission of FASB Interpretation
          No. 34). This interpretation  elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain  guarantees  that  it has  issued.  It also  clarifies  that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the  obligation  undertaken in issuing the guarantee.  The disclosure requirements of this interpretation are effective for financial  statements of periods  ending after  December
          15, 2002. The initial recognition and initial  measurement  provisions of this  interpretation  were  applicable  on a  prospective  basis to guarantees  issued or modified  after  December 31, 2002.  The Company adopted this  pronouncement  for the year ended December 31, 2002, and it did  not  have  a  material  impact  on the  Company's  results  on operations, financial position or liquidity.

          In  December  2002,  the FASB  issued  SFAS No. 148 -  Accounting  for
          Stock-Based Compensation - Transition and Disclosure,  an Amendment of
          SFAS  No.  123.  This  statement  provides   alternative   methods  of
          transition  for an entity that  voluntarily  changes to the fair value based method of accounting for  stock-based  employee  compensation as well as changing certain  disclosure  provisions.  This statement also amends APB Opinion No. 28,  Interim  Financial  Reporting,  to require disclosure  about  these  effects  in interim  financial  information.
          Effective  January 1, 2003,  the Company  adopted the fair value based method of accounting  for stock  options in  accordance  with SFAS No.
          123. In connection with the transition methods available,  the Company
          applied   the   Modified   Prospective   Method   in   adopting   this
          pronouncement.  See footnote #2 to the  financial  statements  for the financial statement impact.

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
          This  interpretation   requires  a  variable  interest  entity  to  be
          consolidated  by a company if that company is subject to a majority of the risk of loss from the variable  interest  entity's  activities  or entitled to receive a majority  of the  entity's  residual  returns or both.  The  interpretation  also requires  disclosures  about variable interest  entities that the company is not required to consolidate but in which it has a significant  variable  interest.  The  consolidation requirements  of this  interpretation  apply  immediately  to variable interest  entities  created after January 31, 2003. In December  2003,
          the  FASB   reissued   FIN  46R   with   certain   modifications   and
          clarifications. FIN 46R does not apply to VIE's created after February
          1, 2003.  The Company had no VIE's  created  subsequent to February 1,
          2003.  Management is certain that each of the limited  partnerships in which it holds the general  partnership  interest  as of December  31,
          2003 would be considered a VIE. The Company is determining where it is the primary  beneficiary,  and as a result the Company may consolidate all or a  certain  number  of the  limited  partnership's  assets  and liabilities.

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
          This  deferral  applies to  minority  interest  ownerships  in limited partnerships which are mandatorily  redeemable upon termination of the partnership and therefore is potentially  applicable to the affordable portfolio.  This  statement only applies to the Company if the limited partnerships  are  consolidated  under FIN 46R. If  consolidated,  the
          Company will  disclose  the  estimated  buyback of minority  interest.
          Currently,  the  limited  partnerships  are not  consolidated,  and no disclosure is necessary.

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
          In 2002 and  continuing  into 2003 many  regions of the United  States have  experienced  varying  degrees of economic  recession and certain recessionary trends, such as the cost of obtaining sufficient property and liability  insurance  coverage,  short-term  interest rates, and a temporary  reduction in occupancy.  In light of this, we will continue to review our business  strategy;  however,  we believe that given our property type and the geographic  regions in which we are located,  we do not anticipate  any changes in our strategy or material  effects in financial performance.

          Contingency
          -----------

          In 2001,  the  Company  underwent  a state  tax  audit.  The state has assessed  taxes of  $469,000  for the 1998  and 1999 tax  years  under audit.  If the state's  position  is applied to all tax years  through
          December 31, 2001, the assessment would be $1.3 million.  At the time, the  Company  believed  the  assessment  and  the  state's  underlying
          position  were  not   supportable  by  the  law  nor  consistent  with
          previously  provided  interpretative  guidance  from the office of the
          State  Secretary of Revenue.  After two  subsequent  enactments by the state legislation during 2002 affecting the pertinent tax statute, the
          Company  has been  advised  by  outside  tax  counsel  that its filing position for 1998-2001  should  prevail.  During  December  2003,  the state's  governor  signed  legislation  which  included  the  REIT tax provisions.  Based upon this,  Company's tax counsel  expects that the outstanding  litigation  should now be able to be resolved.  Effective
          January  1,  2003,  the  Company  reorganized  the  ownership  of Home
          Properties  Trust,  which  should  subject the Company to a much lower level of tax going forward.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company's  primary  market risk exposure is interest rate risk. At
          December 31, 2003 and 2002,  approximately  98% of the Company's  debt bore  interest  at fixed  rates with a weighted  average  maturity  of approximately  8  years,  and a  weighted  average  interest  rate  of approximately  6.47%  and  6.50%,  respectively,  including  the $25.2 million of debt for both years which has been swapped to a fixed rate.
          The remainder of the Company's  debt bears  interest at variable rates with a weighted  average maturity of approximately 2 years and 1 year, respectively, and a weighted average interest rate of 2.32% and 2.83%, respectively,  at  December  31, 2003 and 2002.  The Company  does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion,  the Company may use its line of credit in connection with a property  acquisition with the intention to refinance at a later date. The Company believes, however, that in no event would  increases  in interest  expense as a result of inflation significantly impact the Company's distributable cash flow.

          At December 31, 2003 and 2002, the interest rate risk on $25.2 million of such  variable  rate  debt has been  mitigated  through  the use of interest  rate swap  agreements  (the  "Swaps")  with major  financial institutions.  The  Company is exposed to credit  risk in the event of non-performance  by the  counter-parties  to the  Swaps.  The  Company believes it  mitigates  its credit  risk by entering  into these Swaps with major financial  institutions.  The Swaps effectively  convert an aggregate of $25.2 million in variable  rate  mortgages to fixed rates of 5.91%.

          At December 31, 2003 and 2002,  the fair value of the Company's  fixed rate debt,  including  the $25.2  million in debt for both years which was swapped to a fixed rate,  amounted to a liability  of $1.5 billion and $1.4 billion  compared to its carrying  amount of $1.4 billion and
          $1.3 billion,  respectively.  The Company  estimates  that a 100 basis point decrease in market interest rates at December 31, 2003 would not change the fair value of the Company's fixed rate debt.

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
          Accordingly,  the cost of  obtaining  such  interest  rate  protection agreements in relation to the Company's access to capital markets will continue to be  evaluated.  The Company has not, and does not plan to, enter  into  any  derivative  financial  instruments  for  trading  or speculative  purposes.  As of  December 31,  2003,  the Company had no other material exposure to market risk.

          Additional  disclosure  about  market risk is  incorporated  herein by reference to the discussion  under the heading "Results of Operations"
          in Item 7: Managements  Discussion and Analysis of Financial Condition
          and Results of Operations.

Item 8.   Financial Statements and Supplementary Data

          The financial  statements and supplementary data are listed under Item
          15(a) and filed as part of this report on the pages indicated.

Item 9.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          Financial Disclosure

          None.

Item 9A.  Controls and Procedures

          The Company  maintains  disclosure  controls and  procedures  that are designed to ensure that  information  required to be  disclosed in the reports  filed  or  submitted  by the  Company  under  the  Securities
          Exchange Act of 1934 is recorded,  processed,  summarized and reported within the time  periods  specified  in the  Securities  and  Exchange
          Commission's rules and forms, and that such information is accumulated and  communicated to the Company's  Chief Executive  Officer and Chief
          Financial Officer,  as appropriate to allow timely decisions regarding required  disclosure.  In  designing  and  evaluating  the  disclosure controls and procedures,  management  recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and
          management   necessarily   was  required  to  apply  its  judgment  in
          evaluating  the  cost-benefit  relationship  of possible  controls and procedures.

          The Chief Executive  Officer and Chief Financial Officer as of the end
          of the period covered by this report,  evaluated the  effectiveness of the disclosure  controls and procedures (as defined in Rules 13a-15(e)
          and 15d-15(e)  under the Securities  Exchange Act of 1934, as amended)
          and have determined  that such disclosure  controls and procedures are effective.  There have been no changes in the internal  controls  over financial reporting  identified in connection with the evaluation,  or that occurred during the fourth quarter of the year ended December 31,
          2003,  that  has  materially  affected,  or is  reasonably  likely  to materially  affect,  the  Company's  internal  control over  financial reporting.  The Company has not identified any material  weaknesses in its internal  controls.  Accordingly,  no corrective actions have been taken.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Directors
          ---------

          The Board of  Directors  (the  "Board")  currently  consists of twelve members,  but is expected to consist of ten members following the 2004
          Shareholders'  Meeting  since the two  oldest  members  of the  Board,
          Burton S. August,  Sr. and Albert H. Small,  have decided not to stand for re-election. The terms for all of the directors of Home Properties expire at the 2004 Shareholders' Meeting.

          The information sets forth, as of February 27, 2004, for each director of the Company such director's name,  experience  during the last five years,  other  directorships  held, age and the year such director was first elected as director of the Company.

                                                        Year First
                  Name of Director          Age      Elected Director
                  ----------------          ---      ----------------
             Burton S. August, Sr.          88             1994
             William Balderston, III        76             1994
             Alan L. Gosule                 63             1996
             Leonard F. Helbig, III         58             1994
             Roger W. Kober                 70             1994
             Nelson B. Leenhouts            68             1993
             Norman Leenhouts               68             1993
             Edward J. Pettinella           52             2001
             Albert H. Small                78             1999
             Clifford W. Smith, Jr.         57             1994
             Paul L. Smith                  68             1994
             Amy L. Tait                    45             1993

          Burton S. August,  Sr. has been a director of the Company since August
          1994  and  has  decided  not to  stand  for  re-election  at the  2004
          Shareholders'  Meeting. Mr. August was a director from 1979 until 2003 of Monro Muffler Brake,  Inc., a publicly traded company where he also served as Vice  President  from 1969  until he  retired  in 1980.  Mr.
          August is Honorary  Chairman  of the Board of  Trustees  of  Rochester
          Institute of  Technology,  a member of the Executive  Committee of the
          United Way of New York State, a director of Hillside Children's Center
          Foundation,  a cabinet  member of the Al Sigl Center,  a member of the
          Finance  Committee  of the  United Way of  Greater  Rochester  and the
          Investment  Committee  of the  Strong  Museum,  and a  Trustee  of the
          Otetiana Council Boy Scouts of America.

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

          Alan L.  Gosule,  has been a director  of the Company  since  December
          1996. Mr. Gosule has been a partner in the law firm of Clifford Chance
          US LLP, New York,  New York,  since August 1991 and prior to that time was a partner in the law firm of Gaston & Snow.  He serves as Regional
          Head of the  Clifford  Chance US LLP Real  Estate  Department  for the
          Americas.  Mr. Gosule is a graduate of Boston  University  and its Law
          School and received an LL.M.  from Georgetown  University.  Mr. Gosule also serves on the Boards of Directors  of MFA  Mortgage  Investments,
          Inc. and Colonnade  Partners.  He is a member of the Board of Advisors of Paloma,  LLC,  which is the  general  partner  of  Simpson  Housing
          Limited Partnership, and is a voting trustee of F.L. Putnam Investment
          Management  Company.  Clifford  Chance  US LLP  acted  as  counsel  to
          PricewaterhouseCoopers  LLP in its  capacity  as  advisor to the State
          Treasurer of the State of Michigan in connection  with its  investment
          of  retirement  funds  in  Home   Properties,   Inc.  (the  "Operating
          Partnership"). Mr. Gosule was the nominee of the State Treasurer under the terms of the investment  agreements relating to that transaction.
          Those  retirement  funds divested their interest in Home Properties in
          2001 and no longer  have the right to  nominate  a board  member.  Mr.
          Gosule,  however, is expected to continue to serve as a nominee of the
          Board of Directors.

          Leonard F. Helbig, III has been a director of the Company since August
          1994.  Since  September  2002 he has served as a  Director  of Integra
          Realty Advisors in Philadelphia. Between 1980 and 2002 he was employed with Cushman & Wakefield, Inc. From 1990 until 2002, Mr. Helbig served as President,  Financial Services for Cushman & Wakefield, Inc.. Prior
          to that and since 1984, Mr. Helbig was the Executive Managing Director of the Asset Services and Financial  Services Groups.  He was a member of that firm's Board of Directors and Executive Committee.  Mr. Helbig
          is a member of the Urban  Land  Institute,  the  Pension  Real  Estate
          Association  and  the  International   Council  of  Shopping  Centers.
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

          Nelson B.  Leenhouts has served as Board Co-Chair since his retirement as Co-Chief Executive Officer effective January 1, 2004. He had served as Co-Chief Executive Officer, President and a director of the Company since its inception in 1993. Since their formation, he has also served as  President  and  Chief  Executive  Officer  and  a  director  of HP
          Management,  a director of HPRS, which he has also served as President since 2000 and as a Vice President  prior to that. Mr.  Leenhouts also currently  serves as a Senior  Advisor to the  Company  pursuant to an
          Employment  Agreement  with a term that  expires on December 31, 2006.
          Nelson Leenhouts was the founder, and a co-owner, together with Norman
          Leenhouts,  of  Home Leasing,  and has  served  as  President  of Home
          Leasing  since 1967.  He is a member of the Board of  Directors of the
          National Multi Housing Council.  Nelson Leenhouts is a graduate of the
          University of Rochester. He is the twin brother of Norman Leenhouts.

          Norman P.  Leenhouts has served as Board Co-Chair since his retirement as Co-Chief Executive Officer effective January 1, 2004. He had served as Board  Chair,  Co-Chief  Executive  Officer  and a director  of the
          Company since its  inception in 1993.  Since their  formation,  he has also served as Board Chair of HP Management and as a director of HPRS, which he also has served as Board Chair since 2000. Mr. Leenhouts also currently  serves as a Senior  Advisor to the  Company  pursuant to an
          Employment  Agreement  with a term that  expires on December 31, 2006.
          Norman  Leenhouts is a co-owner,  together with Nelson  Leenhouts,  of
          Home Leasing and has served as Board Chair of Home Leasing since 1971.
          He is a director of Rochester Downtown Development  Corporation and is
          a member of the Board of Trustees of the  University  of Rochester and
          Roberts  Wesleyan  College.  He is a  graduate  of the  University  of
          Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

          Edward J.  Pettinella  has  served as  President  and Chief  Executive
          Officer of the Company  since  January 1, 2004. He is also a director.
          He was  previously  an Executive  Vice  President  and director  since
          February  2001,  when he joined the Company.  He has also served as an
          Executive  Vice  President of HP  Management  and HPRS since May 2002.
          From 1997 until  February 2001,  Mr.  Pettinella  served as President,
          Charter One Bank (NY Division) and Executive Vice President of Charter
          One Financial,  Inc. From 1980 through 1997, Mr.  Pettinella served in several  managerial  capacities for Rochester  Community Savings Bank,
          Rochester,  NY, including the positions of Chief Operating Officer and
          Chief  Financial  Officer.  Mr.  Pettinella  serves  on the  Board  of
          Directors  of  the  United  Way of  Greater  Rochester,  The  Lifetime
          Healthcare Companies, State University at Geneseo, Geneseo Foundation,
          Syracuse  University  School  of  Business  and the  YMCA  of  Greater
          Rochester.  Mr.  Pettinella  is a graduate of the State  University at
          Geneseo and holds an MBA Degree in finance from Syracuse University.

          Albert H. Small has been a director of the Company since July 1999 and has decided  not to stand for  re-election  at the 2004  Shareholders'
          Meeting.  Mr. Small, who has been active in the construction  industry for 50 years, is President of Southern  Engineering  Corporation.  Mr.
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
          Mr.  Smith  was a  director,  Senior  Vice  President  and  the  Chief
          Financial  Officer of the  Eastman  Kodak  Company  from 1983 until he retired in 1993. He is currently a director of  Constellation  Brands,
          Inc.  He is also a member  of the  Board  of  Trustees  of the  George
          Eastman House and Ohio Wesleyan University. Mr. Smith is a graduate of
          Ohio  Wesleyan  University  and holds an MBA  Degree in  finance  from
          Northwestern University.

          Amy L.  Tait  has  served  as a  director  of the  Company  since  its inception in 1993. Effective February 15, 2001, Mrs. Tait resigned her full-time position as Executive Vice President of the Company and as a director of HP  Management.  She is  currently  the  principal of Tait
          Realty  Advisors,  LLC, and  continued as a consultant  in the Company pursuant to a consulting  agreement  that  terminated  on February 15,
          2002. Mrs. Tait joined Home Leasing in 1983 and held several positions with the Company,  including  Senior and Executive  Vice President and
          Chief  Operating  Officer.  She  currently  serves  on  the M & T Bank
          Regional Advisory Board and the boards of the United Way of Rochester,
          Princeton  Club of Rochester,  the Al Sigl Center,  and the Center for
          Governmental Research. Mrs. Tait is a graduate of Princeton University and holds an MBA from the William E. Simon Graduate School of Business
          Administration of the University of Rochester.  She is the daughter of
          Norman Leenhouts.

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

          To the  Company's  knowledge,  based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required  during the fiscal year ended  December
          31, 2003,  all Section  16(a) filing  requirements  applicable  to its executive  officers,  directors and greater than 10% beneficial owners were satisfied.

          Audit Committee, Audit Committee Independence and Financial Expert
          ------------------------------------------------------------------

          The  information  required  by this  item is  incorporated  herein  by reference to the Company's  proxy statement to be issued in connection with the Annual Meeting of  Stockholders  of the Company to be held on
          May 4, 2004 under "Audit Committee." The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

          Stockholder Nominations to Board
          --------------------------------

          The  information  required  by this  item is  incorporated  herein  by reference to the Company's  Proxy Statement to be issued in connection with the Annual Meeting of  Stockholders  of the Company to be held on
          May 4, 2004 under "Board of  Directors."  The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

          Code of Ethics
          --------------

          The Company  has  adopted a Code of Business  Conduct and Ethics and a
          Code of Ethics for Senior Financial Officers,  both which apply to the
          Company's Chief Executive Officer, Chief Financial Officer,  Treasurer
          and Controller.  Both codes are available on the Company's  website at
          www.homeproperties.com  under  the  heading  "Investment  Information,
          Investor  Overview".  In addition,  the Company will provide a copy of the codes to anyone  without  charge,  upon  request  addressed to the
          Corporate  Secretary at Home  Properties,  Inc.,  850 Clinton  Square,
          Rochester, New York 14604.

          The Company intends to disclose any amendment to its Code of Ethics on its Web site.  In  addition,  in the  event  that the  Company  waives
          compliance  by  its  chief  executive  officer,   principal  financial
          officer,  principal  accounting  officer  or  controller,  or  persons performing similar  functions,  of any of the standards of its Code of
          Conduct,  the Company  will post on its Web site within five  business days the  nature  of the  waiver  in  satisfaction  of its  disclosure requirement under Item 10 of Form 8-K.

          Corporate Guidelines and Committee Charters
          -------------------------------------------

          The Board of Directors has adopted corporate Governance Guidelines and revised  charters in compliance  with  applicable law and NYSE listing standards for the Company's  Audit,  Compensation  and  Governance and
          Nominating  Committees.  The  Guidelines and charters are available on
          the  Company's  Web  site,  www.homeproperties.com,   and  by  request
          addressed to the Corporate  Secretary at Home  Properties,  Inc.,  850
          Clinton Square, Rochester, New York 14604.

Item 11.  Executive Compensation
--------------------------------

          The  information  required  by this  Item is  incorporated  herein  by reference to the Company's  proxy statement to be issued in connection with the Annual Meeting of the  Stockholders of the Company to be held on May 4,  2004 under  "Executive  Compensation."  The proxy statement will be filed  within 120 days after the end of the  Company's  fiscal year.

Item 12.  Securities  Ownership of Certain  Beneficial Owners and Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

          The information  required by this Item,  including Equity Compensation
          Plan Information, is incorporated herein by reference to the Company's proxy  statement to be issued in connection with the Annual Meeting of
          Stockholders  of the Company to be held on May 4, 2004 under "Security
          Ownership  of  Certain  Beneficial  Owners and  Management"  and under
          "Equity  Compensation  Plan  Information." The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The  information  required  by this  Item is  incorporated  herein  by reference to the Company's  proxy statement to be issued in connection with the Annual Meeting of  Stockholders  of the Company to be held on
          May 4, 2004 under "Certain  Relationships and Transactions." The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

          The  information  required  by this  Item is  incorporated  herein  by reference to the Company's  proxy statement to be issued in connection with the Annual Meeting of  Stockholders  of the Company to be held on
          May 4, 2004  under  "Report  of the Audit  Committee"  and  "Principal
          Accounting  Fees and  Services."  The  proxy  statement  will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

          (a)  1 and 2. Financial Statements and Schedule

               The financial  statements and schedule  listed below are filed as part of this annual report on the pages indicated.

                              HOME PROPERTIES, INC.

                        Consolidated Financial Statements
                                                                       Page
                                                                       ----
Report of Independent Auditors                                         F-2

Consolidated Balance Sheets
         as of December 31, 2003 and 2002                              F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2003, 2002 and 2001          F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2003, 2002 and 2001          F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2003, 2002 and 2001          F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2003, 2002 and 2001          F-7

Notes to Consolidated Financial Statements                             F-8

Schedule III:
         Real Estate and Accumulated Depreciation                      F-42

               3.   Exhibits

Exhibit
Number       Exhibit
------       -------

2.1          Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia
             Weinstein Relating to Royal Gardens I, together with Amendment No. 1

2.2          Agreement among Home Properties of New York, Inc and Philip Solondz and Daniel Solondz relating to
             Royal Gardens II, together with Amendment No. 1

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

4.28         Amended and Restated Director Deferral Compensation Plan

4.29         Amendment No. Two to Deferred Bonus Plan

10.1         Second Amended and Restated Agreement Limited Partnership of Home Properties of New York, L.P.

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

10.7         By-Laws of Conifer Realty Corporation (now, Home Properties Resident Services, Inc.)

10.8         Home Properties Trust Declaration of Trust, dated September 19, 1997

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

10.60        Amendment Nos. Fifty-Two to Fifty-Five to the Second Amended and Restated Limited Partnership Agreement

10.61        Amendment Nos. Fifty-Six to Fifty-Eight to the Second Amended and Restated Limited Partnership
             Agreement

10.62        Amendment No. Two to Credit Agreement

10.63        Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P., Home
             Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004

10.64        Amendment Nos. Fifty-Nine through Sixty-Seven to the Second Amended and Restated Limited Partnership
             Agreement

10.65        Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan

10.66        Employment Agreement, dated as of October 28, 2003 between Home Properties, L.P., Home Properties,
             Inc., and Nelson B. Leenhouts

10.67        Employment Agreement, dated as of October 28, 2003 between Home Properties, L.P., Home Properties,
             Inc. and Norman B. Leenhouts

10.68        Home Properties of New York, Inc. 2003 Stock Benefit Plan

10.69        Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P.
             Executive Retention Plan

11           Computation of Per Share Earnings Schedule

14.1         Home Properties of New York, Inc. Code of Ethics for Senior Finance Officers

14.2         Home Properties of New York, Inc. Code of Business Conduct and Ethics

21           List of Subsidiaries of Home Properties of New York, Inc.

23           Consent of PricewaterhouseCoopers LLP

31.1*        Section 302 Certification of Chief Executive Officer (furnished)

31.2*        Section 302 Certification of Chief Financial Officer(furnished)

32.1         Section 906 Certification of Chief Executive Officer

32.2         Section 906 Certification of Chief Financial Officer

99           Additional Exhibits - Debt Summary Schedule

*    These  exhibits  are not  incorporated  by  reference  in any  registration statement or report which  incorporates this Annual Report on Form 10-K for the year ended December 31, 2003.

     (b)  Reports on Form 8-K

          -    Form 8-K was  furnished on October 31,  2003,  as amended by Form
               8-K/A  furnished  on  November 5, 2003,  with  respect to Item 12
               Results  of  Operations  and  Financial  Conditions,   furnishing
               disclosures  regarding  the  Registrant's  press  release,  dated
               October 31, 2003,  relating to third  quarter 2003  results.  The
               Form  8-K/A  furnished  the   supplemental   information  to  the
               Registrant's press release.

          -    Form 8-K was filed on October 29,  2003,  with  respect to Item 5 disclosures  regarding  the  Registrant's  press  release,  dated
               October  29,  2003,  announcing  the  appointment  of  Edward  J.
               Pettinella  as  President  and  Chief  Executive  Officer  of the
               Registrant   effective  January  1,  2004.  The  Registrant  also
               reported  that the Board of Directors  granted each of Nelson and
               Norman  Leenhouts  restricted  stock awards having an approximate value of $2.5 million each. Finally, the Registrant reported that it had  agreed  in  principle  that,  on  January  1,  2004,  the commercial property management division of the Registrant will be sold to Home Leasing LLC.

          -    Form 8-K was  furnished  on February 6, 2004,  as amended by Form
               8-K/A  furnished on February  11,  2004,  with respect to Item 12
               Results  of  Operations  and  Financial  Conditions,   furnishing
               disclosures  regarding  the  Registrant's  press  release,  dated
               February 6, 2004,  relating to fourth  quarter 2003 results.  The
               Form  8-K/A  furnished  the   supplemental   information  to  the
               Registrant's press release.

                                    SIGNATURE

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HOME PROPERTIES, INC.

                               /s/ Edward J. Pettinella
                               ------------------------
                               Edward J. Pettinella
                               Director, President and Chief Executive Officer

                               Date:  March 10, 2004

Pursuant to the requirements of the Securities  Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties,  Inc. and in the capacities and on the dates indicated.

Signature                       Title                                              Date
---------                       -----                                              ----

/s/ Edward J. Pettinella        Director, President and Chief Executive Officer    March 10, 2004
Edward J. Pettinella

/s/ David P. Gardner            Executive Vice President, Chief Financial          March 10, 2004
David P. Gardner                Officer (Principal Financial and
                                Accounting Officer)

/s/ Robert J. Luken             Senior Vice President, Chief Financial Analyst     March 10, 2004
Robert J. Luken                 and Treasurer

/s/ Joseph M. Stafford          Vice President and Controller                      March 10, 2004
Joseph M. Stafford

/s/ Norman P. Leenhouts         Director, Co-Chairman of the Board of Directors    March 10, 2004
Norman P. Leenhouts

/s/ Nelson B. Leenhouts         Director, Co-Chairman of the Board of Directors    March 10, 2004
Nelson B. Leenhouts

/s/ Burton S. August, Sr.       Director                                           March 10, 2004
Burton S. August, Sr.

/s/ William Balderston, III     Director                                           March 10, 2004
William Balderston, III

/s/ Alan L. Gosule              Director                                           March 10, 2004
Alan L. Gosule

/s/ Leonard F. Helbig, III      Director                                           March 10, 2004
Leonard F. Helbig, III

/s/ Roger W. Kober              Director                                           March 10, 2004
Roger W. Kober

/s/ Albert H. Small             Director                                           March 10, 2004
Albert H. Small

/s/ Clifford W. Smith, Jr.      Director                                           March 10, 2004
Clifford W. Smith, Jr.

/s/ Paul L. Smith               Director                                           March 10, 2004
Paul L. Smith

/s/ Amy L. Tait                 Director                                           March 10, 2004
Amy L. Tait

                              HOME PROPERTIES, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                      Page

Report of Independent Auditors                                        F-2

Consolidated Balance Sheets
         as of December 31, 2003 and 2002                             F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2003, 2002 and 2001         F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2003, 2002 and 2001         F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2003, 2002 and 2001         F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2003, 2002 and 2001         F-7

Notes to Consolidated Financial Statements                            F-8

Schedule III:
         Real Estate and Accumulated Depreciation                     F-42

All other  schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         Report of Independent Auditors

To the Board of Directors and Shareholders of
Home Properties, Inc.:

In our  opinion,  the  consolidated  financial  statements  listed  in the index appearing under Item 15(a)(1) and (2) present fairly, in all material  respects, the financial position of Home Properties, Inc. and its subsidiaries at December
31, 2003 and 2002, and the results of their  operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting  principles  generally  accepted in the United States of America.  In addition,  in our opinion,  the financial statement schedule listed in the index appearing under Item 15(a)(1) and (2) presents fairly, in all material respects, the  information  set forth  therein when read in  conjunction  with the related consolidated financial statements.  These financial statements and the financial statement  schedule are the  responsibility  of the  Company's  management;  our responsibility  is to express an opinion on these  financial  statements and the financial  statement  schedule  based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the
United  States of America,  which  require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material  misstatement.  An audit includes examining,  on a test basis, evidence supporting the amounts and  disclosures in the financial  statements,  assessing the accounting principles used and significant estimates made by management, and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

As  discussed in Notes 2 and 15 to the  consolidated  financial  statements,  in
2002, the Company  adopted the  provisions of Statement of Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets."

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2004

                              HOME PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 and 2002
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2003               2002
                                                                                       ----               ----
ASSETS
Real estate:
  Land                                                                             $   387,655        $   376,998
  Buildings, improvements and equipment                                              2,365,337          2,220,280
                                                                                    ----------         ----------
                                                                                     2,752,992          2,597,278
  Less:  accumulated depreciation                                                     (330,062)          (257,284)
                                                                                    ----------         ----------
         Real estate, net                                                            2,422,930          2,339,994

Cash and cash equivalents                                                                5,103              8,782
Cash in escrows                                                                         39,660             45,735
Accounts receivable                                                                      4,437              7,576
Prepaid expenses                                                                        18,184             19,046
Investment in and advances to affiliates                                                 5,253             19,475
Deferred charges                                                                         9,057              9,093
Other assets                                                                             8,693              6,565
                                                                                    ----------         ----------
         Total assets                                                               $2,513,317         $2,456,266
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $1,380,696         $1,300,807
Line of credit                                                                               -             35,000
Accounts payable                                                                        13,178             19,880
Accrued interest payable                                                                 7,013              6,612
Accrued expenses and other liabilities                                                  18,959             12,412
Security deposits                                                                       21,664             22,252
                                                                                    ----------         ----------
         Total liabilities                                                           1,441,510          1,396,963
                                                                                    ----------         ----------

Commitments and contingencies
Minority interest                                                                      330,544            333,061
                                                                                    ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares
     issued and outstanding at December 31, 2003 and 2002, respectively                 60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 250,000 and 1,086,800 shares issued and outstanding at
     December 31, 2003 and 2001, respectively                                           25,000            107,680
   Common stock, $.01 par value; 80,000,000 shares authorized; 31,966,240 and
     27,027,003 shares issued and outstanding at December 31, 2003 and 2002,
     respectively                                                                          320                270
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                   -                  -
   Additional paid-in capital                                                          785,710            649,489
   Accumulated other comprehensive (loss)                                           (542)        (972)
   Distributions in excess of accumulated earnings                                    (128,910)           (89,452)
   Officer and director notes for stock purchases                                   (315)        (773)
                                                                                    ----------         ----------
         Total stockholders' equity                                                    741,263            726,242
                                                                                    ----------         ----------
         Total liabilities and stockholders' equity                                 $2,513,317         $2,456,266
                                                                                    ==========         ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           2003             2002              2001
                                                                           ----             ----              ----
Revenues:
   Rental income                                                       $413,920         $369,029          $326,416
   Property other income                                                 15,698           14,212            12,649
   Interest and dividend income                                             460            1,238             2,828
   Other income                                                           4,426            1,977             2,215
                                                                     ----------       ----------        ----------
         Total Revenues                                                 434,504          386,456           344,108
                                                                     ----------       ----------        ----------

Expenses:
   Operating and maintenance                                            188,523          160,628           143,095
   General and administrative                                            22,607           12,649            10,542
   Interest                                                              85,110           75,482            64,209
   Depreciation and amortization                                         78,702           65,078            60,799
   Prepayment penalties                                                   1,610            3,275               116
   Impairment of assets held as General Partner                           2,518            3,533                 -
                                                                     ----------       ----------        ----------
         Total Expenses                                                 379,070          320,645           278,761
                                                                     ----------       ----------        ----------
Income from operations                                                   55,434           65,811            65,347
Equity in earnings (losses) of unconsolidated affiliates              (1,892)        (17,493)              123
                                                                     ----------       ----------        ----------
Income before minority interest, discontinued operations and
   extraordinary item                                                    53,542           48,318            65,470
Minority interest                                                        14,990           10,937            19,961
                                                                     ----------       ----------        ----------
Income from continuing operations                                        38,552           37,381            45,509
                                                                     ----------       ----------        ----------
Discontinued operations
   Income from operations, net of $361, $1,289, $2,688 in 2003,
     2002 and 2001 allocated to minority interest, respectively             656            2,064             3,741
   Gain on disposition of property, net of $1,359 and $3,459 in
     2003 and 2002 allocated to minority interest                         2,599            5,696                 -
                                                                     ----------       ----------        ----------
Discontinued operations                                                   3,255            7,760             3,741
                                                                     ----------       ----------        ----------
Income before gain (loss) on sale of property                            41,807           45,141            49,250
Gain (loss) on sale of property, net of ($4), ($154), and
   $10,985 in 2003, 2002, and 2001 allocated to minority
   interest                                                            (9)       (202)           15,256
                                                                     ----------       ----------        ----------
Net income                                                               41,798           44,939            64,506
Preferred dividends                                                    (11,340)       (14,744)        (17,681)
Premium on Series B preferred stock repurchase                                -        (5,025)                -
                                                                     ----------       ----------        ----------

Net income available to common shareholders                            $ 30,458         $ 25,170          $ 46,825
                                                                     ==========       ==========        ==========

Basic earnings per share data:
   Income from continuing operations                                      $ .93            $ .67             $1.95
   Discontinued operations                                                  .11              .30               .17
                                                                     ----------       ----------        ----------
Net income available to common shareholders                               $1.04            $ .97             $2.12
                                                                     ==========       ==========        ==========

Diluted earnings per share data:
   Income from continuing operations                                      $ .92            $ .66             $1.94
   Discontinued operations                                                  .11              .30               .17
                                                                     ----------       ----------        ----------
Net income available to common shareholders                               $1.03            $ .96             $2.11
                                                                     ==========       ==========        ==========

Weighted average number of shares outstanding:
  Basic                                                              29,208,242       26,054,535        22,101,027
                                                                     ==========       ==========        ==========
  Diluted                                                            29,575,660       26,335,316        22,227,521
                                                                     ==========       ==========        ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                                                           Officer/
                                                 Preferred                                  Distributions    Accumulated   Director
                                                  Stock at       Common Stock    Additional  in Excess of          Other  Notes for
                                               Liquidation      ---------------     Paid-In   Accumulated  Comprehensive      Stock
                                                Preference      Shares   Amount     Capital      Earnings         Income   Purchase
                                                ----------      ------   ------     -------      --------         ------   --------

Balance, January 1, 2001                          $149,000  21,565,681     $216    $483,453    ($ 53,517)              -    ($9,624)
Issuance of common stock, net                                1,448,815       14      38,920
Conversion of preferred stock for
          common stock                            (35,000)   1,666,667       17      34,983
Payments on notes for stock purchase                                                                                          1,812
Interest receivable on notes for stock purchase                                                                                 195
Net income                                                                                        64,506
Change in fair value of hedge instruments,
         net of minority interest                                                                                ($ 532)
Conversion of UPREIT Units for stock                            83,692        1       1,909
Purchase and retirement of treasury stock                    (754,000)  (8)   (20,613)
Adjustment of minority interest                                                      33,621
Preferred dividends                                                                            (17,681)
Dividends paid ($2.31 per share)                                                               (51,076)
                                                   -------  ----------     ----    --------    ---------          -----    --------

Balance, December 31, 2001                         114,000  24,010,855      240     572,273      (57,768)        (532)   (7,617)
Issuance of common stock, net                                1,770,150       18      54,065
Issuance of preferred stock, net                    60,000                           (1,902)
Conversion of Series E preferred stock for
         common stock                              (6,320)     200,000        2       6,318
Conversion of Series B preferred stock for
         common stock                                          839,771        8      24,359
Premium on Series B
         preferred stock repurchase                                                 (5,025)
Payments on notes for stock purchase                                                                                          6,425
Interest receivable on notes for stock purchase                                                                                 419
Net income                                                                                         44,939
Change in fair value of hedge instruments,
         net of minority interest                                                                                  (440)
Conversion of UPREIT Units for stock                           206,227        2       6,609
Adjustment of minority interest                                                      (7,208)
Preferred dividends                                                                             (14,744)
Dividends paid ($2.41 per share)                   _______   _________     ____      ______     (61,879)         ______      _____
                                                   -------  ----------     ----    --------    ---------          -----    --------

Balance, December 31, 2002                         167,680  27,027,003      270     649,489      (89,452)         (972)    (773)
Issuance of common stock, net                                1,689,840       14      44,608
Conversion of Series C preferred stock for
         common stock                             (59,500)   1,983,470       20      59,480
Conversion of Series E preferred stock for
         common stock                             (23,180)     749,367        7      23,173
Exercise of Series C Warrants                                  231,560        2       9,001
Exercise of Series E Warrants                                  285,000        3       6,927
Payments on notes for stock purchase                                                                                            425
Interest receivable on notes for stock purchase                                                                                  33
Net income                                                                                         41,798
Change in fair value of hedge instruments,
         net of minority interest                                                                                    430
Conversion of UPREIT Units for stock                                          4      13,038
Adjustment of minority interest                                                     (20,006)
Preferred dividends                                                                            (11,340)
Dividends paid ($2.45 per share)                    ______    ________     ____     _______    (69,916)         ______     ______
                                                   -------  ----------     ----    --------    ---------          -----    --------
Balance, December 31, 2003                         $85,000  31,966,240     $320    $785,710    ($128,910)         ($542)   ($   315)
                                                   =======  ==========     ====    ========    =========          =====    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                         2003         2002         2001
                                                         ----         ----         ----

Net income                                            $41,798      $44,939      $64,506
                                                      -------      -------      -------
Other comprehensive income (loss):
   Cumulative effect of accounting change (Note 11)         -            -      (339)
   Change in fair value of hedged instruments             430          440)     (193)
                                                      -------      -------      -------
Other comprehensive loss, net of minority interest        430          440)     (532)
                                                      -------      -------      -------
Net comprehensive income                              $42,228      $44,499      $63,974
                                                      =======      =======      =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                 2003           2002           2001
                                                                                 ----           ----           ----
Cash flows from operating activities:
  Net income                                                                 $ 41,798       $ 44,939       $ 64,506
                                                                             --------       --------       --------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                   1,892         17,493    (123)
     Income allocated to minority interest                                     16,706         15,531         33,634
     Depreciation and amortization                                             80,915         68,799         65,521
     Impairment of assets held as General Partner                               2,518          3,533              -
     Impairment of real property                                                  423          1,565              -
     Gain on disposition of property and business                          (3,945)    (8,799)     (26,241)
     Prepayment penalties                                                       1,610          3,275            116
     Changes in assets and liabilities:
        Other assets                                                            3,644      (3,160)         1,564
        Accounts payable and accrued liabilities                                  156            711          9,528
                                                                             --------       --------       --------
         Total adjustments                                                    103,919         98,948         83,999
                                                                             --------       --------       --------
         Net cash provided by operating activities                            145,717        143,887        148,505
                                                                             --------       --------       --------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                     (66,760)      (267,940)      (126,385)
   Additions to properties                                                   (106,346)      (115,692)      (130,468)
   Advances to affiliates                                                      (3,410)     (11,748)      (15,257)
   Payments on advances to affiliates                                           6,990         16,120         17,558
   Proceeds from sale of affordable properties, net                             3,835              -              -
   Proceeds from sale of properties and business, net                          53,666         84,079        115,446
                                                                             --------       --------       --------
         Net cash used in investing activities                               (112,025)      (295,181)      (139,106)
                                                                             --------       --------       --------

Cash flows from financing activities:
   Proceeds from sale of preferred stock, net                                       -         58,098              -
   Proceeds from sale of common stock, net                                     59,788         54,090         38,936
   Repurchase of Series B preferred stock                                           -      (29,392)             -
   Purchase of treasury stock                                                       -              -       (20,621)
   Purchase of UPREIT Units                                                         -              -       (11,899)
   Proceeds from mortgage notes payable                                       130,259        346,525        132,397
   Payments of mortgage notes payable                                       (75,352)      (159,657)      (72,629)
   Prepayment penalties                                                     (1,610)     (3,275)      (116)
   Proceeds from line of credit                                               186,000        281,000        171,500
   Payments on line of credit                                                (221,000)      (278,500)      (139,000)
   Payments of deferred loan costs                                          (1,498)     (4,866)      (2,086)
   Withdrawals from (additions to) cash escrows, net                            6,075      (6,505)      (2,554)
   Repayment of officer and director loans                                        458          6,844          2,007
   Dividends and distributions paid                                          (120,491)      (115,005)      (105,064)
                                                                             --------       --------       --------
         Net cash provided by (used in) financing activities                (37,371)       149,357       (9,129)
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                        (3,679)     (1,937)           270
Cash and cash equivalents:
   Beginning of year                                                            8,782         10,719         10,449
                                                                             --------       --------       --------
   End of year                                                               $  5,103       $  8,782       $ 10,719
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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1    ORGANIZATION AND BASIS OF PRESENTATION

     Organization
     ------------

     Home  Properties,  Inc. (the "Company ") was formed in November  1993, as a
     Maryland corporation and is engaged primarily in the ownership, management, acquisition, and rehabilitation of residential apartment communities in the
     Northeastern,  Mid-Atlantic  and  Midwestern  United  States.  The  Company
     conducts  its business  through  Home  Properties  of New York,  L.P.  (the
     "Operating  Partnership"),  a New York limited partnership.  As of December
     31,  2003,  the Company  operated  197  apartment  communities  with 48,080 apartments. Of this total, the Company owned 147 communities, consisting of
     40,946  apartments,  managed as general partner 44 partnerships  that owned
     4,832 apartments, and fee managed 2,302 apartments for affiliates and third parties.  For an  approximately  five-year  period  from 1996 to 2000,  the
     Company  actively  diversified  its portfolio by developing,  redeveloping,
     owning,   and  managing   government-assisted   "affordable"   multi-family
     communities.  On December 31, 2000, the Company  disposed of its affordable housing development  activities,  and in December 2002,  determined to sell virtually all of the balance of its interests in various affordable housing limited partnerships. See Note 3 below.

     Basis of Presentation
     ---------------------

     The accompanying  consolidated financial statements include the accounts of the Company and its 66.7% (62.6% at December 31, 2002) partnership interest in the  Operating  Partnership.  Such  interest has been  calculated as the percentage of outstanding  common shares  divided by the total  outstanding common shares and Operating Partnership Units ("UPREIT Units") outstanding.
     The  remaining  33.3% (37.4% at December 31, 2002) is reflected as Minority
     Interest in these  consolidated  financial  statements.  The Company owns a
     1.0%  general  partner  interest  in  the  Operating  Partnership  and  the remainder  indirectly  as  a  limited  partner  through  its  wholly  owned subsidiary, Home Properties I, LLC, which owns 100% of the limited partner,
     Home Properties  Trust. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary  ("QRS")
     and owns  the  Company's  share of the  limited  partner  interests  in the
     Operating  Partnership.  For financing  purposes,  the Company has formed a limited  liability  company (the "LLC") and a partnership  (the  "Financing
     Partnership"),   which  beneficially  own  certain  apartment   communities
     encumbered  by  mortgage  indebtedness.  The  LLC is  wholly  owned  by the
     Operating  Partnership.  The  Financing  Partnership  is owned 99.9% by the
     Operating Partnership and 0.1% by the QRS.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1    ORGANIZATION AND BASIS OF PRESENTATION (Continued)

     The Company  records its allocable  share of the  respective  partnership's income or loss based on the terms of the entity's partnership agreement. To the extent it is  determined  that the LPs cannot absorb their share of the losses,  if any,  the GP will  record  the LPs  share  of such  losses.  In addition to the extent the Company has  outstanding  loans or advances  and the limited  partner has no  remaining  capital  account,  the Company will absorb such losses.

     Reclassifications
     -----------------

     Certain  reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Change in Accounting Estimate
     -----------------------------

     During the first  quarter of 2002,  the Company  completed a  comprehensive review of its real  estate-related  useful  lives for  certain of its asset classes.  As a result of this review,  the Company  changed its estimate of the remaining  useful lives for its  buildings and apartment  improvements.
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
     -----------

     Real  estate  is  recorded  at  cost.  Costs  related  to the  acquisition, development,  construction  and improvement of properties are  capitalized.
     Recurring  capital  replacements  typically  include  carpeting  and  tile, appliances,  HVAC  equipment,  new roofs,  site  improvements  and  various exterior building improvements. Non-recurring upgrades include, among other items,  community  centers,  new  appliances,  new  windows,  kitchens  and
     bathrooms.   Interest  costs  are   capitalized   until   construction   is
     substantially  complete.  There  was  $920,  $960,  and  $520  of  interest capitalized  in 2003,  2002 and 2001,  respectively.  Salaries  and related costs capitalized for the years ended December 31, 2003, 2002 and 2001 were
     $1,158,  $1,446,  and  $1,341,  respectively.  When  retired  or  otherwise disposed  of, the  related  asset  cost and  accumulated  depreciation  are cleared  from the  respective  accounts  and the net  difference,  less any amount realized from disposition,  is reflected in income. Ordinary repairs and  maintenance  that do not extend the life of the asset are  expensed as incurred.

     Effective  January 1, 2002, the Company  adopted the provisions of SFAS No.
     144, "Accounting for the Impairment or Disposal of Long Lived Assets." This
     standard  superseded  SFAS No. 121,  "Accounting for the Impairment of Long
     Lived  Assets  and for  Long  Lived  Assets  to be  Disposed  of," but also retained its basic  provision  requiring:  (i) recognition of an impairment loss of the carrying amount of a long-lived  asset if it is not recoverable from its  undiscounted  cash flows,  and (ii)  measurement of an impairment loss as the  difference  between the carrying  amount and fair value of the asset unless an asset is held for sale, in which case it would be stated at the lower of carrying amount or fair value less costs to dispose.  However,
     SFAS No. 144 also  describes a  probability-weighted  cash flow  estimation approach to deal with  situations  which  alternative  courses of action to recover the carrying amount of a long-lived  asset are under  consideration
     or

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Real Estate (Continued)
     -----------------------

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

     The Company  accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141,
     Business  Combinations,  which  requires  the fair value of the real estate acquired to be allocated to the acquired  tangible  assets,  consisting  of land, building,  and personal property and identified intangible assets and liabilities,  consisting  of the  value of  above-market  and  below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values.  The Company  considers  acquisitions of operating real estate assets to be businesses as that term is  contemplated in  Emerging  Issues  Task  Force  Issue No.  98.3,  Determining  Whether a
     Nonmonetary  Transaction  Involves  Receipt  of  Productive  Assets or of a
     Business.

     The  Company  allocates  purchase  price to the fair value of the  tangible assets of an acquired  property  (which  includes the land,  building,  and personal property) determined by valuing the property as if it were vacant.
     The  as-if-vacant  value is  allocated  to land  ,buildings,  and  personal property based on management's determination of the relative fair values of these assets.

     Above-market and below-market in-place lease values for acquired properties are  recorded  based on the present  value  (using an  interest  rate which reflects the risks  associated with the leases  acquired) of the difference between  (i) the  contractual  amounts to be paid  pursuant to the in place leases and (ii)  management's  estimate of fair market  lease rates for the corresponding  in-place  leases,  measured  over  a  period  equal  to  the remaining  non-cancelable  term of the lease. The capitalized  above-market lease  values  are  amortized  as a  reduction  of rental  income  over the remaining  non-cancelable  terms of the respective  leases. The capitalized below-market  lease values are  amortized  as an increase to rental  income over the initial term and any fixed-rate  renewal periods in the respective leases.

     Other intangible  assets acquired include amounts for in-place lease values
     that  are   based   upon  the   Company's   evaluation   of  the   specific
     characteristics of the leases. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.
     The Company also  considers  information  obtained about each property as a
     result  of  its  pre-acquisition  due  diligence,   marketing  and  leasing
     activities  in  estimating  the fair value of the tangible  and  intangible assets  acquired.  In estimating  carrying costs,  management also includes real estate taxes,  insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on the property acquired.

     The total amount of other intangible  assets acquired is further  allocated to in-place leases, which includes other resident  relationship  intangible values based on management's evaluation of the specific  characteristics of the residential leases and the Company's resident retention history.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Real Estate (Continued)
     -----------------------

     The value of in-place leases and resident  relationships are amortized as a leasing cost expense over the initial term of the respective leases and any expected renewal period.

     The  acquisitions of minority  interests for shares of the Company's Common
     Stock are recorded under the purchase method with assets acquired reflected at the fair  market  value  of the  Company's  Common  Stock on the date of acquisition. The acquisition amounts are allocated to the underlying assets based on their estimated fair values.

     Depreciation
     ------------

     Properties are depreciated using a straight-line  method over the estimated useful  lives  of  the  assets  as  follows:  buildings,  improvements  and equipment - 3-40 years.  As  discussed  above under the heading  "Change in accounting  estimate" , effective  January 1, 2002, the Company changed the estimated useful lives of certain assets.  Depreciation  expense charged to operations was $78,473,  $64,941 and $60,593 from continuing operations and
     $714,  $2,669 and $4,091 from  discontinued  operations for the years ended
     December 31, 2003, 2002 and 2001, respectively.

     Cash and Cash Equivalents
     -------------------------

     Cash and cash  equivalents  include all cash and highly liquid  investments purchased  with original  maturities  of three months or less.  The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.

     Cash in Escrows
     ---------------

     Cash in escrows consists of cash restricted under the terms of various loan agreements  to be used for the payment of property  taxes and  insurance as well as required  replacement  reserves and resident  security deposits for residential properties.

     Deferred Charges
     ----------------

     Costs  relating to the financing of  properties  are deferred and amortized over the life of the related financing agreement. The straight-line method, which  approximates the effective  interest method, is used to amortize all financing costs;  such amortization is reflected as interest expense in the consolidated  statement  of  operations.  The  range  in the  terms  of the agreements  are from 1-18 years.  Accumulated  amortization  was $3,212 and
     $2,451, as of December 31, 2003 and 2002, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Intangible Assets
     -----------------

     Intangible  assets of $2,510  and  $3,562 at  December  31,  2003 and 2002,
     respectively,  included  in Other  Assets,  consist  primarily  of property management  contracts  obtained  through  the  acquisition  of real  estate management  businesses,  and intangible  assets recorded in connection with
     SFAS No. 141.  Intangible assets associated with SFAS No. 141 are amortized on the straight-line basis over their estimated useful lives of 7 months to
     3 years.  Subsequent  to 2002,  the Company has not  amortized  intangibles expected  to be  sold  (see  Notes 3 and 4).  Accumulated  amortization  of intangible  assets  was $893 and $801 as of  December  31,  2003 and  2002,
     respectively.  Amortization  expense was $92,  $135, and $204 for the years ended December 31, 2003, 2002 and 2001, respectively. The carrying value of intangible  assets is periodically  reviewed by the Company and impairments are recognized when the expected  future  operating cash flows derived from such intangible  assets is less than their carrying value.  During 2003, in connection  with  the  sale  of the  assets  associated  with  the  general partnership  interests in certain affordable housing limited  partnerships, the Company sold $1,284 of  intangible  assets.  During 2002, in connection with the Company's  decision to sell the assets associated with its general partnership  interests in certain  affordable  properties (see Note 3), the
     Company wrote-down $985 (included in the line "Impairment of assets held as
     General  Partner" on the  Consolidated  Statements  of  Operations)  of the
     intangible  balance  as of  December  31,  2002,  in order to  reflect  the recorded assets at their estimated fair value.

     Revenue Recognition
     -------------------

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

     Gains on Real Estate Sales
     --------------------------

     Gains on disposition  of properties  are recognized  using the full accrual method  in  accordance  with  the  provisions  of  Statement  of  Financial
     Accounting  Standards No. 66,  Accounting  for Real Estate Sales,  provided that  various  criteria  relating  to the terms of sale and any  subsequent involvement by the Company with the properties sold are met.

     Advertising
     -----------

     Advertising  expenses  are charged to  operations  during the year in which they were incurred. Advertising expenses incurred and charged to operations were approximately $7,128,  $5,980, and $5,240 from continuing  operations, and $100, $261, and $484 from discontinued operations,  for the years ended
     December 31, 2003, 2002 and 2001, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Insurance Settlement
     --------------------

     In October  2001,  the  Company  resolved a legal  claim with an  insurance provider and received a total  settlement of $4.9 million.  This refund was allocated to  insurance  expense in relation to the  Company's  estimate of loss spread over the  corresponding  policy  term.  The policy term covered
     November 1, 2000 to October  31,  2001 and  November 1, 2001 to October 31,
     2002. The amount of the settlement  relating to the period from November 1,
     2000 to December 31, 2001 was estimated to be $2.2 million, and that amount reduced  insurance  expense in the fourth  quarter of 2001.  The  remaining settlement  of $2.7  million  related to the policy  period from January 1,
     2001, through October 31, 2002, and was amortized on a straight-line  basis over that period. In addition,  an additional $600 was received in December
     2002 relating to the settlement above for the policy period January 1, 2003 through  October 31, 2003,  and was  amortized  to  insurance  expense on a straight-line basis over that period.

     Federal Income Taxes
     --------------------

     The  Company  has  elected to be taxed as a real  estate  investment  trust
     ("REIT")  under the Internal  Revenue Code of 1986, as amended,  commencing with the taxable year ended  December 31,  1994.  As a result,  the Company generally  is not  subject  to  Federal  or State  income  taxation  at the corporate  level to the extent it distributes  annually at least 90% of its
     REIT  taxable  income  to its  shareholders  and  satisfies  certain  other requirements.  For the years ended  December 31, 2003,  2002 and 2001,  the
     Company  distributed in excess of 100% of its taxable income;  accordingly, no provision  has been made for federal  income  taxes in the  accompanying consolidated financial statements. Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital.

     The  tax  basis  of  assets  is  less  than  the  amounts  reported  in the
     accompanying   consolidated  financial  statements  by  approximately  $432 million and $401 million at December 31, 2003 and 2002, respectively.

     The following  table  reconciles net income to taxable income for the years ended December 31, 2003, 2002 and 2001:

                                                                 2003        2002        2001
                                                                 ----        ----        ----
     Net income                                               $41,798     $44,939     $64,506
       Add back:  Net  loss of taxable REIT Subsidiaries
            included in net income above                        2,534      10,627           -
                                                              -------     -------     -------
       Deduct:      Net income of taxable REIT subsidiaries
            included in net income above                            -           -    (20)
                                                              -------     -------     -------
     Net income from REIT operations                           44,332      55,566      64,486
       Add:  Book depreciation and amortization                55,570      39,214      38,034
       Less:  Tax depreciation and amortization              (63,110)   (44,307)    (39,193)
       Book/tax difference on gains/losses from capital
          transactions                                          2,754    (4,237)   (4,729)
       Other book/tax differences, net                          4,895    (6,171)   (1,596)
                                                              -------     -------     -------
     Adjusted taxable income subject to 90% REIT dividend
        requirement                                           $44,441     $40,065     $57,002
                                                              =======     =======     =======

     The Company made actual  distributions  in excess of 100% of taxable income before capital gains.  All  adjustments to net income from REIT  operations are net of amounts  attributable  to minority  interest  and  taxable  REIT subsidiaries.

     Included in total assets on the  Consolidated  Balance  Sheets are deferred tax  assets  of  $8,394  and  $6,721  as of  December  31,  2003 and  2002,
     respectively (the 2002 amount was included in the unconsolidated Management
     Companies).  Management  does not  believe it is more  likely than not that these deferred  assets will be used, and accordingly has recorded a reserve against  the  deferred  tax asset of $8,185 and $6,515 for the years  ended
     December 31, 2003 and 2002, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings Per Share (Continued)
     ------------------------------

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

     Income  from  continuing  operations  is the same for  both the  basic  and diluted  EPS  calculation.  The  reconciliation  of the basic  and  diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, is as follows:

                                                                  2003            2002             2001
                                                                  ----            ----             ----

     Income from continuing operations                         $38,552         $37,381          $45,509
     Add: Gain (loss) on sale of property, net of minority
       interest                                               (9)       (202)          15,256
     Less: Preferred dividends                                (11,340)       (14,744)        (17,681)
     Less: Premium on Series B preferred stock repurchase            -        (5,025)               -
                                                            ----------      ----------       ----------
     Basic and Diluted - Income from continuing operations
        applicable to common shareholders                      $27,203         $17,410          $43,084
                                                            ==========      ==========       ==========

     Basic weighted average number of shares
        outstanding                                         29,208,242      26,054,535       22,101,027
     Effect of dilutive stock options                          367,418         280,781          126,494
                                                            ----------      ----------       ----------
     Diluted weighted average number of shares
        outstanding                                         29,575,660      26,335,316       22,227,521
                                                            ==========      ==========       ==========

     Basic earnings per share data:
       Income from continuing operations                       $   .93         $   .67          $  1.95
       Discontinued operations                                     .11             .30              .17
                                                            ----------      ----------       ----------
     Net income available to common shareholders               $  1.04         $   .97          $  2.12
                                                            ==========      ==========       ==========

     Diluted earnings per share data:
       Income from continuing operations                       $   .92         $   .66          $  1.94
       Discontinued operations                                     .11             .30              .17
                                                            ----------      ----------       ----------
     Net income available to common shareholders               $  1.03         $   .96          $  2.11
                                                            ==========      ==========       ==========

     Unexercised  stock  options to purchase  641,550,  669,090,  and  1,732,656
     (including warrants to purchase 525,000 shares issued with the Series C and
     E Preferred Stock issuances for 2001) shares of the Company's  common stock were not included in the  computations  of diluted EPS because the options'
     exercise prices were greater than the average market price of the Company's
     stock  during  the  years  ended   December   31,  2003,   2002  and  2001,
     respectively.  For the year ended  December 31,  2003, the 2,019,674 common stock  equivalents  on an  as-converted  basis  of  the  Series  C, D and E
     Convertible  Cumulative  Preferred Stock has an antidilutive  effect and is not  included  in the  computation  of  diluted  EPS.  For the years  ended
     December  31,  2002  and  2001,   there  were   4,123,533  and   7,112,381,
     respectively  of  common  stock  equivalents  on an  as-converted  basis of certain  convertible  preferred stock that had an  antidilutive  effect and were not  included  in the  computation  of diluted  EPS. To the extent the preferred  stock was  converted,  the common  shares  would be  included in outstanding shares from the date of conversion.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Use of Estimates
     ----------------

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

     Stock Based Employee Compensation
     ---------------------------------

     Effective  January 1, 2003, the Company adopted the fair value based method of  accounting  for stock  options in  accordance  with SFAS No.  123.  The
     Company applied the modified-prospective  approach in adopting SFAS No. 123 in conformity  with the transition  provisions of SFAS No. 148 - Accounting for Stock-Based  Compensation - Transition and Disclosure,  an Amendment of
     SFAS No.  123.  Under this  approach,  the Company  recognizes  stock-based employee  compensation  cost from the beginning of the fiscal year in which the  recognition  provisions  are first  applied as if the fair value based accounting  method  in this  Statement  had been  used to  account  for all employee  awards  granted,  modified,  or settled in fiscal years beginning after December 15, 1994. For 2003, total  compensation  costs recognized by the Company on its stock options and  restricted  stock,  including  $5,000 recognized in connection with a 129,870 share restricted stock grant to the
     Leenhoutses upon their retirement as Co-CEO's,  amounted to $6,341. For the years  prior to 2003,  the  Company  used the  intrinsic  value  method  in accordance  with the  Accounting  Principle  Board Opinion No. 25 ("APB No.
     25") to account for stock-based employee compensation  arrangements.  Under this  method,  the Company did not  recognize  compensation  cost for stock options when the option  exercise price equaled or exceeds the market value
     on  the  date  of  grant.   Restricted   stock  grants  are  recognized  as
     compensation expense over the vesting period based upon the market value on the date of grant.  If the Company had determined  compensation  cost based upon  the  fair  value of the  stock  option  grants  under  SFAS No.  123,
     "Accounting for Stock-Based  Compensation"  in prior years, the fair values of  the  options  granted  at the  grant  dates  have  been  recognized  as compensation expense over the vesting periods, and the Company's net income and earnings per share at December 31 would have been as follows:

                                                                          2002         2001
                                                                          ----         ----

     Net income, as reported                                           $44,939       $64,506
     Total stock compensation cost recognized                              241            96
     Total stock compensation cost if  SFAS 123 had been adopted        (1,143)         (930)
     Minority interest for net stock compensation cost                     343           349
                                 ---                                   -------       -------

     Proforma net income if SFAS 123 had been adopted                  $44,380       $64,021
                                                                       =======       =======
     Per share data:
       Basic - as reported                                             $  0.97       $  2.12
                                                                       =======       =======
       Basic - proforma                                                $  0.94       $  2.10
                                                                       =======       =======

       Diluted - as reported                                           $  0.96       $  2.11
                                                                       =======       =======
       Diluted - proforma                                              $  0.93       $  2.08
                                                                       =======       =======

     The  fair  value of each  option  grant  reflected  in the  table  above is estimated on the date of grant using the Black-Scholes option-pricing model with the  following  assumptions  used for  grants in 2003,  2002 and 2001:
     dividend yields ranging from 8.07% to 9.40%; expected volatility of 19.00%;
     and  expected  lives of 7.5 years for the  options  with a lifetime  of ten years,  and five years for  options  with a  lifetime  of five  years.  The interest  rate  used in the  option-pricing  model is based on a risk  free interest rate ranging from 4.29% to 6.87%.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncements
     -----------------------------

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
     Assets." The provisions of this statement are required to be applied to all goodwill  and  other  intangible  assets.  SFAS No.  142  became  effective beginning  January 1, 2002. The Company adopted this  pronouncement for the year ended December 31, 2002, and it did not have a material  impact on the
     Company's results on operations, financial position or liquidity.

     In  August  2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset
     Retirement  Obligations."  SFAS No.  143  requires  an  entity  to record a liability for an obligation  associated  with the retirement of an asset at the time the liability is incurred by capitalizing  the cost as part of the carrying value of the related asset and  depreciating it over the remaining useful life of that asset. The standard was effective  beginning January 1,
     2003. The Company  adopted this  pronouncement  for the year ended December
     31, 2003, and it did not have a material impact on the Company's results on operations, financial position or liquidity.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-lived  Assets," which addresses how and when to measure  the  impairment  on  long-lived  assets and how to account  for long-lived  assets that an entity plans to dispose of either  through sale, abandonment,  exchange, or distribution to owners. The Company adopted SFAS
     No. 144 as of January 1, 2002.  See Notes 2 and 15 for a discussion  of the impact on the Company from the adoption of SFAS No. 144.

     In  April  2002,  the  FASB  issued  SFAS  No.  145--  "Rescission  of FASB
     Statements  No. 4, 44,  and 64,  Amendment  of FASB  Statement  No. 13, and
     Technical Corrections" which eliminates the requirement to report gains and losses from  extinguishment  of debt as extraordinary  unless they meet the criteria  of APB  Opinion 30. This  statement  also amends  other  existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard became effective for the Company for the year ending  December 31,
     2003. Upon adoption, the Company reclassified its previously reported early debt extinguishment  charges,  which had been presented as an extraordinary item to inclusion within income from  operations.  The Company adopted this pronouncement  for the year ended  December 31, 2003, and it did not have a material impact on the Company's results on operations,  financial position or liquidity.

     In June  2002,  the  FASB  issued  SFAS No.  146 -  "Accounting  for  Costs
     Associated with Exit or Disposal  Activities." This statement  requires the recognition  of a liability for costs  associated  with an exit or disposal activity  to be  recorded  at  fair  value  when  incurred.  The  company's commitment to a plan, by itself,  does not create a present obligation that meets the definition of a liability.  The new standard became effective for exit and disposal activities initiated after December 31, 2002. The Company adopted this pronouncement for the year ended December 31, 2003, and it did not  have  a  material  impact  on the  Company's  results  on  operations, financial position or liquidity.

     In  November  2002,  the FASB  issued  Interpretation  No. 45 ("FIN  45") -
     Guarantor's   Accounting  and  Disclosure   Requirements   for  Guarantees,
     including  indirect  guarantees of other (an  interpretation of FASB No. 5,
     FASB No. 57, and FASB No. 107 and  rescission  of FASB  interpretation  No.
     34).  This  interpretation  elaborates on the  disclosures  to be made by a guarantor in its financial  statements about its obligations  under certain guarantees  that it has  issued.  It also  clarifies  that a  guarantor  is required to recognize, at the inception of a guarantee, a liability for the fair value of the  obligation  undertaken  in issuing  the  guarantee.  The disclosure requirements of this Interpretation were effective for financial
     statements  of  periods   ending  after  December  15,  2002.  The  initial
     recognition and initial  measurement  provisions of this interpretation are applicable on a prospective  basis to guarantees  issued or modified  after
     December 31, 2002.  The Company  adopted  this  pronouncement  for the year ended  December  31,  2003,  and it did not have a  material  impact on the
     Company's results on operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncements (Continued)
     -----------------------------------------

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based
     Compensation  - Transition  and  Disclosure,  an Amendment of SFAS No. 123.
     This  statement  provides  alternative  methods of transition for an entity that  voluntarily  changes to the fair value based method of accounting for stock-based  employee  compensation as well as changing certain  disclosure provisions.  This  statement  also  amends  APB  Opinion  No.  28,  Interim
     Financial  Reporting,  to require disclosure about these effects in interim financial  information.  Effective January 1, 2003, the Company adopted the fair value based method of accounting for stock options in accordance  with
     SFAS No. 123. See the Company's policy on Stock Based Compensation included within  this  footnote  and Note 9 for a  discussion  of the  impact on the
     Company from the adoption of SFAS No. 148.

     In January 2003, the FASB issued  Interpretation No. 46 - "Consolidation of
     Variable   Interest   Entities",   an   interpretation  of  ARB  No.  51  -
     "Consolidated   Financial   Statements."   The   interpretation   addresses
     consolidation by businesses of special purpose entities  (variable interest entities,  "VIE"). This interpretation  addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not  sufficient  to permit  the entity to  finance  its  activities without additional  subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to  receive a  majority  of the  entity's  residual  returns  or both.  The interpretation  also requires  disclosures about variable interest entities that the  company  is not  required  to  consolidate  but in which it has a significant  variable  interest.  The  consolidation  requirements  of this interpretation  apply  immediately to variable  interest  entities  created after  January 31, 2003. In December  2003,  the FASB reissued FIN 46R with certain  modifications and clarifications.  FIN 46R does not apply to VIE's created after February 1, 2003. The Company had no VIE's created subsequent to February 1, 2003.  Therefore  it is  effective on March 31, 2004 for the
     Company.  Management  is certain that each of the limited  partnerships  in which it holds the general  partnership  interest  as of December  31, 2003 would be  considered  a VIE.  The  Company is  determining  where it is the primary  beneficiary,  and as a result the Company may consolidate all or a certain number of the limited partnership's assets and liabilities.

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

     In May 2003,  FASB  issued  SFAS 150,  "Accounting  for  Certain  Financial
     Instruments  with  Characteristics  of Both  Liabilities  and Equity." This
     Statement  establishes  standards for how an issuer classifies and measures certain financial  instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial  instrument that is within its scope as a liability (or an asset in some  circumstances).  This
     Statement is effective for financial  instruments  entered into or modified after May 31, 2003,  and  otherwise  is  effective at the  beginning of the first interim period beginning after June 15, 2003. On October 29, 2003 the
     FASB  indefinitely  deferred the  provisions of paragraphs 9 and 10 of SFAS
     150 as they apply to mandatorily redeemable  noncontrolling interests. This deferral applies to minority  interest  ownerships in limited  partnerships which are mandatorily  redeemable  upon  termination of the partnership and therefore is  potentially  applicable  to the  affordable  portfolio.  This statement  only  applies to the  Company if the  limited  partnerships  are consolidated under FIN 46R. If consolidated,  the Company will disclose the estimated buyback of minority interest. Currently, the limited partnerships are not consolidated and no disclosure is necessary.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    INVESTMENT IN AND ADVANCES TO AFFILIATES

     The Company has  investments  in and advances to  approximately  44 limited partnerships  where the Company acts as the managing  general  partner.  In addition,  there are investments in other affiliated entities (see Note 4).
     The following is summarized financial information for the investment in and advances  to  affiliates  carried  under the equity  method of  accounting, excluding the Management  Companies discussed in Note 4, as of December 31,
     2003 and 2002 and for each of the three years ended December 31, 2003 2002, and 2001.

                                                              2003         2002
                                                              ----         ----
     Balance Sheets:
       Real estate, net                                   $163,950     $266,613
       Other assets                                         21,247       37,764
                                                          --------     --------
         Total assets                                     $185,197     $304,377
                                                          ========     ========

       Mortgage notes payable                             $142,717     $253,285
       Advances from affiliates                             22,678       24,725
       Other liabilities                                    11,420       15,125
       Partners' equity                                      8,382       11,242
                                                          --------     --------
         Total liabilities and partners' equity           $185,197     $304,377
                                                          ========     ========

     The Company's  proportionate  share of mortgage notes payable was $1,487 at
     December 31, 2003. The mortgage notes payable are all  non-recourse  to the affiliated partnership and the Company.

                                                                       2003         2002        2001
                                                                       ----         ----        ----
     Operations:
       Gross revenues                                             $  43,586      $47,468     $46,972
       Operating expenses                                         (30,275)   (29,994)   (29,704)
       Mortgage interest expense                                  (11,266)   (11,914)   (11,529)
       Depreciation and amortization                              (14,872)   (13,503)   (13,606)
                                                                  ---------    ---------    --------
         Net loss                                                 ($ 12,827)   ($  7,943)   ($ 7,867)
                                                                  =========    =========    ========
       Company's share [included in equity in earnings (losses)
          of unconsolidated affiliates]*                          ($    921)   ($  1,171)    $    62
                                                                  =========    =========     =======

     *    In addition  to the  amounts  presented  above,  the Company  recorded additional  losses of $971 and $3,092 for 2003 and 2002  respectively, related to  operating  losses in excess of limited  partners'  capital accounts where the Company also had loans outstanding to the investing entities required the accounting  requirements of EITF 99-10 described in the following paragraphs.

     Reconciliation  of interests in the  underlying net assets to the Company's carrying value of investments in and advances to affiliates:

                                                                        2003         2002
                                                                        ----         ----

     Partners' equity, as above                                      $ 8,382      $11,242
     Equity of other partners                                          9,477        9,236
                                                                     -------      -------
     Company's share of investments in limited partnerships         (1,095)       2,006
     Less - impairment charge                                       (400)     (899)
                                                                     -------      -------
     Company's investment in limited partnerships                   (1,495)       1,107
     Company's investment in Management Companies (see Note 4)             -        5,996
     Company's advances to affiliates                                  6,748            -
     Company's advances to Management Companies                            -       12,372
                                                                     -------      -------
     Carrying amount of investments in and advances to affiliates    $ 5,253      $19,475
                                                                     =======      =======

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    INVESTMENT IN AND ADVANCES TO AFFILIATES (Continued)

     The Company,  including its equity affiliates  (Management Companies - Note
     4),  determined in the fourth quarter of 2002 that it would market for sale the assets  associated  with its interests in various  affordable  property limited partnerships.  Prior to the fourth quarter of 2002, the Company had been  assessing  whether to expand its  holding in such  assets,  including seeking out additional  management  opportunities,  to consider the sale of such assets, or to retain its existing  portfolio of assets without further growth. The Company ultimately concluded that it would not seek to grow its portfolio  of  these  types of  assets.  It was  then  determined  that the
     existing    affordable   property   limited    partnerships    required   a
     disproportionate  effort to manage which was not justified by their overall contribution  to profit.  The Company  concluded  that its strategic  focus should be on the direct ownership and management of market rate properties.
     Accordingly,  the  decision to sell its assets in the  affordable  property limited partnerships was made.

     The Company's  assets related to the limited  partnerships are comprised of
     management   contracts,   loans,   advances  and  receivables  and  general
     partnership  interests.  An aggregate  impairment  charge of $1.7 and $14.2 million was recorded by the Company and its equity  affiliates and resulted from  adjusting the recorded  amount of the assets to their  estimated fair market value, for the year ended December 31, 2003 and 2002,  respectively.
     In  2002,  the  impairment  charge  was  comprised  of the  following:  (i)
     intangible  assets (i.e.  management  contracts)  were written down $985 to
     their  estimated  fair  market  value,  (ii)  loans,   advances  and  other
     receivables  which had previously  been assessed for impairment  based upon their estimated  collectibility  as determined under applicable  accounting standards,  are now, subsequent to the Company's decision to sell, required to be reflected at their estimated fair market value and, accordingly, were written down by an aggregate of $12,363,  and (iii) the general partnership equity  interests  were  written  down  $899 as  certain  of the  Company's investments  are now  considered to have  suffered an other than  temporary impairment.  As the  assets  are held by both the  Company  and its  equity affiliates,  the  resultant  impairment  triggered  by the decision to sell these assets is reflected in the  statement of  operations  within the line items as follows:

                                                                           2003       2002
                                                                           ----       ----
     Impairment of assets held as general partner                        $1,696    $ 2,448
     Equity in earnings (losses) of unconsolidated affiliates (Note 4)        -     11,799
                                                                         ------    -------

                                                                         $1,696    $14,247
                                                                         ======    =======

     In  addition  to the above  impairment  charge,  the  Company's  results of operations, prior to the decision to sell, were impacted by losses incurred by certain of the affordable  property limited  partnerships.  These losses were a  direct  result  of the  weak  economy  and  resulting  decrease  in occupancy  levels.  Loans,  advances  and other  receivables  of $1,793 and
     $3,606  ($514 by the Company and $3,092 by the equity  affiliates)  for the years ended December 31, 2003 and 2002, respectively, were written down due both to (i) the accounting requirements of EITF 99-10,  "Percentage Used to
     Determine  the Amount of Equity Method  Losses,"  which require the general partner to record a greater  share of the  underlying  investment's  losses where the investor (i.e., the Company including its equity affiliates) also has loans  outstanding to the investment entity and the limited partner has no capital  account and (ii) the assessment of  recoverability  of recorded amounts based upon the projected  performance  of the  properties  over the respective  repayment terms. In addition,  during 2002 the Company recorded an other than  temporary  impairment  of $571,000,  $546,000 of this amount related to the  expiration in December 2002, of an option to acquire one of its equity  interests.  This change in  circumstances  was unrelated to the
     Company's decision to sell its interest.  These assets are held by both the
     Company and its equity  affiliates.  The resultant  charges that would have been recognized  regardless of the Company's decision to sell the assets is reflected in the consolidated statement of operations within the line items as follows:

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    INVESTMENT IN AND ADVANCES TO AFFILIATES (Continued)

                                                                   2003       2002
                                                                   ----       ----
     Impairment of assets held as general partner                 $ 822    $ 1,085
     Equity in earnings (losses) of unconsolidated affiliates       971      3,092
                                                                 ------     ------
                                                                 $1,793     $4,177
                                                                 ======     ======

     The summary of the impairment and other charges made in 2002 related to the
     assets  associated  with  the  affordable  property  limited   partnerships
     referenced in the previous paragraphs is as follows (in thousands):

                                 Sale Impairment                 Other Charges                    Totals
                        ------------------------------  -----------------------------  ------------------------------
Assets                  Company1  Affiliates2    Total  Company1  Affiliates2   Total  Company1  Affiliates  Combined
------                  --------  -----------    -----  --------  -----------   -----  --------  ----------  --------

Loans, advances and
other receivables         $  564      $11,799  $12,363    $  514       $3,092  $3,606    $1,078     $14,891   $15,969
Intangible assets            985            -      985         -            -       -       985           -       985
General partner equity       899            -      899       571            -     571     1,470           -     1,470
                          ------      -------  -------    ------       ------  ------    ------     -------   -------
                          $2,448      $11,799  $14,247    $1,085       $3,092  $4,177    $3,533     $14,891   $18,424
                          ======      =======  =======    ======       ======  ======    ======     =======   =======

     1)   Recorded by the Company in the line item "Impairment of assets held as
          General Partner"

     2)   Recorded by the  Affiliates,  and reflected by the Company in the line item "Equity in earnings (losses) of unconsolidated affiliates"

     In January 2003, the FASB issued  Interpretation  No. 46 - Consolidation of
     Variable Interest Entities,  an interpretation of ARB No. 51 - Consolidated
     Financial  Statements.   The  interpretation   addresses  consolidation  by
     businesses of special purpose entities (variable interest entities, "VIE").
     In December 2003, the FASB reissued FIN 46R with certain  modifications and clarifications.  Management is certain that the  application of FIN 46 will result in a determination  that the limited  partnerships in which it holds an  equity  investment  (as  GP)  are  VIE's  and  that  it is the  primary beneficiary.  This would  require  the  Company to  consolidate  all of the limited  partnerships  assets and liabilities.  The interpretation  becomes
     effective  in  the  first  quarter  of  2004.  The   summarized   financial
     information  for all such  limited  partnerships  is presented in the table above.

     The following table  reconciles  various items described in this Note 3 and
     Note 4 to the  Consolidated  Financial  Statements  with respect to various
     unconsolidated   affiliates  the  Management  Companies  on  the  Company's
     Consolidated  Statements of Operations for the items  "Impairment of assets held as General Partner" and "Equity in earnings (losses) of unconsolidated affiliates":

                                                                              2003         2002         2001
                                                                              ----         ----         ----
     Impairment of assets held as General Partner (Note 3):
       Sale impairment                                                     $  1,696      $ 2,448         $ -
                                                                           --------      --------      -----
       Advance impairment                                                       822        1,085           -
                                                                           --------      --------      -----
                                                                           $  2,518      $ 3,533         $ -
                                                                           --------      --------      -----

     Equity in earnings (losses) of unconsolidated affiliates:
       Company's share of net income (loss) from general partnership
           investments (Note 3)                                            ($   921)     ($ 1,171)      $ 62
                                                                           --------      --------      -----
       Company direct EITF 99-10 advance losses (Note 3)                   (971)            -          -
                                                                           --------      --------      -----
       Equity in earnings (losses) of unconsolidated Management
           Companies (footnote 4)                                          (16,322)           61          -
                                                                           --------      --------      -----
                                                                           ($ 1,892)     ($17,493)     $ 123
                                                                           --------      --------      -----

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4    MANAGEMENT COMPANIES

          Certain property  management,  leasing and development  activities are performed by Home  Properties  Management,  Inc.  and Home  Properties
          Resident Services, Inc. (together, the "Management  Companies").  Both are Maryland  corporations and,  effective January 1, 2001, elected to convert to taxable REIT  subsidiaries  under the Tax Relief  Extension
          Act of 1999. The Operating  Partnership  owned non-voting common stock in the Management  Companies  which entitles it to receive 95% and 99%
          of the economic interest in Home Properties Management,  Inc. and Home
          Properties Resident Services,  respectively.  Effective March 1, 2001, the Company  recapitalized Home Properties Resident Services,  Inc. by contributing  to capital  $23.7  million of loans due from  affiliated partnerships.  Simultaneous  with the  recapitalization,  the  Company increased its effective economic interest from 95% to 99% diluting the economic interest held by certain of the Company's officers and inside directors.  Effective  January 1, 2003, the accompanying  consolidated financial statements include the accounts of the Management Companies.
          The  Operating  Partnership  acquired  all of the  shares  held by the
          Leenhoutses in the first quarter of 2003. The value of the Leenhoutses
          shares  was  based  upon  an  internal   valuation   and  amounted  to
          approximately  $81. The Company's  share of income from the Management
          Companies,  included in "Equity in earnings (losses) of unconsolidated affiliates"  in the  Consolidated  Statements of  Operations,  for the
          twelve  months ended  December  31, 2002 and 2001,  is  summarized  as follows:

                                                                          2002          2001
                                                                          ----          ----

          Management fees                                             $  2,864      $  3,397
          Interest income                                                  867         1,627
          General and administrative                                  (3,850)     (3,244)
          Interest expense                                            (734)     (1,390)
          Other expenses                                              (767)     (330)
          Impairment and other charges                                (14,891)
                                                                      --------      --------
                                                                                           -
          Net income (loss)                                           ($16,511)     $     60
                                                                      ========      ========

          Equity in earnings (losses) of unconsolidated affiliates    ($16,322)     $     61
                                                                      ========      ========

          Equity in earnings (losses) of unconsolidated affiliates,
              after minority interest                                 ($10,188)     $     36
                                                                      ========      ========

          Total assets                                                 $18,468      $ 38,602
                                                                      ========      ========

          Total liabilities                                            $12,741      $ 16,296
                                                                      ========      ========

          The general and  administrative  expenses reflected above represent an allocation  of direct  and  indirect  costs  incurred  by the  Company estimated by management to be  associated  with the  operations of the
          Management Companies.

          As discussed in Note 3, in 2002 the  "Impairment and other charges" of
          $14,891  is a result  of the  Company's  decision  to sell the  assets
          associated   with  the  affordable   property   limited   partnerships
          ($11,799),  and the  operating  losses  directly  associated  with the performance of certain  limited  partnerships  due to the weak economy
          ($3,092).

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4    MANAGEMENT COMPANIES (Continued)

     Included in assets of the Company for 2003 and of the Management  Companies
     for 2002 are notes and other  receivables due from affiliated  partnerships
     (Note  3)  of  approximately   $6,748  and  $12,599,   net  of  allowances,
     impairments  and other  charges of $10,514 and $10,091 at December 31, 2003 and 2002, respectively.  The interest rates of the notes receivable include both fixed and  variable  rate terms.  The  variable  rate loans are at one percent over the prime rate of interest.  The fixed rate  agreements  range from 8.47% to 10% per annum.  The maturity dates for these notes receivable range from 2018 to 2032.

5    MORTGAGE NOTES PAYABLE

     The Company's mortgage notes payable are summarized as follows:

                                                     2003            2002
                                                     ----            ----
     Fixed rate mortgage notes payable         $1,350,056      $1,279,752
     Variable rate mortgage notes payable          30,640          21,055
                                               ----------      ----------
        Total mortgage notes payable           $1,380,696      $1,300,807
                                               ==========      ==========

     Mortgage notes payable are collateralized by certain apartment  communities and mature at various dates from July 2004, through June 2036. The weighted average  interest  rate of the  Company's  variable  rate  notes and credit facility was 2.32% and 2.83% at December  31, 2003 and 2002,  respectively.
     The weighted  average  interest rate of the Company's  fixed rate notes was
     6.47% and 6.50% at December 31, 2003 and 2002, respectively.

     Principal  payments on the mortgage  notes payable for years  subsequent to
     December 31, 2003 are as follows:

     2004                    $  16,641
     2005                       14,984
     2006                       70,576
     2007                      172,324
     2008                      173,782
     Thereafter                932,389
                               -------
                            $1,380,696
                            ==========

     The Company  determines  the fair value of the mortgage notes payable based on the  discounted  future cash flows at a discount rate that  approximates the Company's current effective  borrowing rate for comparable loans. Based on this  analysis,  the Company has  determined  that the fair value of the mortgage notes payable approximates $1,463,499 and $1,383,655,  at December
     31, 2003 and 2002, respectively.

     Prepayment  penalties  of  approximately  $1,610,  $3,275,  and  $116  were
     incurred   for  the  years  ended   December 31,   2003,   2002  and  2001,
     respectively. For 2003 the prepayment penalties were incurred in connection with the sale of  property,  whereas in 2002 and 2001 the Company  incurred such penalties on certain debt restructurings.  During 2003,  repayments on two  debt  instruments  totaled  $23,800  and  were  refinanced  by two new borrowings of $46,045.  The 2002  repayments  on thirteen debt  instruments totaled $101,341 and were refinanced by sixteen new borrowings in excess of
     $236,000. The 2001 repayments on eight debt instruments totaled $51,969 and were  refinanced  by eleven  new  borrowings  in excess of  $131,370.  HOME
     PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6    LINE OF CREDIT

     As of December  31, 2003,  the Company had an  unsecured  line of credit of
     $115 million with no balance outstanding.  The line of credit is led by M&T
     Bank, as Administrative  Agent, with three other participants;  Chevy Chase
     Bank FSB,  Citizens Bank of Rhode  Island,  and Comerica  Bank.  Borrowings
     under the line of credit bear  interest at 1.15% over the  one-month  LIBOR rate. Accordingly,  increases in interest rates will increase the Company's interest  expense on any outstanding  balances and as a result would effect the Company's  results of operations and financial  condition.  The line of credit  expires on September 1, 2005.  The LIBOR interest rate was 1.15% at
     December 31,  2003.  The Credit  Agreement  relating to this line of credit
     provides  for  the  Company  to  maintain  certain   financial  ratios  and
     measurements.  One of these  covenants  is that the Company may not pay any distribution to its shareholders  and holders of its Operating  Partnership units if a distribution,  when added to other distributions paid during the three immediately  preceding fiscal quarters,  exceeds the greater of : (i)
     90% of funds from operations,  and 110% of cash available for distribution;
     and (ii) the amount  required to maintain the  Company's  status as a REIT.
     During the  fourth  quarter  of 2003 and 2002,  the funds  from  operations payout ratio was 91% and 94%, respectively,  when measured for the calendar years. Due to the granting of restricted stock to the retiring  Co-CEO's in the  fourth  quarter of 2003 and the  impairment  charges  recorded  in the fourth quarter of 2002,  (see Note 3) the Company did not meet the required ratio. Waivers have been granted by the participating banks for each of the charges incurred in 2003 and 2002 as indicated above.

7    MINORITY INTEREST

     Minority  interest in the Company  relates to the interest in the Operating
     Partnership not owned by Home Properties,  Inc. Holders of UPREIT Units may redeem a Unit for one share of the Company's  common stock or cash equal to the fair market value at the time of the  redemption,  at the option of the
     Company.

     The changes in minority  interest for the three years ended December 31 are as follows:

                                                          2003          2002          2001
                                                          ----          ----          ----
     Balance, beginning of year                       $333,061      $341,854      $371,544
     Issuance of UPREIT Units associated with
        property acquisitions                            4,806        11,522        19,133
     Issuance of UPREIT units associated with 1031
        exchange transaction                             2,400             -             -
     Adjustment between minority interest and
        stockholders' equity                            20,006         7,208     (33,621)
     Exchange of UPREIT Units for Common Shares      (7,432)    (4,411)    (1,910)
     Repurchase of UPREIT Units                              -             -     (10,233)
     Net income                                         16,706        15,531        33,634
     Accumulated other comprehensive loss                  232     (260)    (388)
     Distributions                                   (39,235)    (38,383)    (36,305)
                                                      --------      --------      --------
     Balance, end of year                             $330,544      $333,061      $341,854
                                                      ========      ========      ========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

     Preferred Stock
     ---------------

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

     On September 30, 1999, the Company  privately placed 2,000,000 of its 8.36%
     Series B  convertible  cumulative  preferred  stock  ("Series  B  Preferred
     Shares"), $25 liquidation preference per share. This offering generated net proceeds  of  approximately  $48.7  million  after  offering  costs of $1.3 million.  The net proceeds  were used to pay down Company  borrowings.  The
     Series B Preferred  Shares are  convertible  at any time by the holder into
     Common Shares at a conversion price of $29.77 per Common Share,  equivalent to a conversion  ratio of .8398  Common  Shares for each Series B Preferred
     Share (equivalent to 1,679,543 Common Shares assuming 100% converted).  The
     Series B Preferred Shares are  non-callable  for five years.  Each Series B
     Preferred Share received the greater of a quarterly distribution of $0.5225 per  share  or the  dividend  paid  on a share  of  common  stock  on an as converted  basis.  The Company had  determined  that the Series B Preferred
     Shares contained certain contingent provisions that could cause such shares to be redeemable  at the option of the holder and has presented  this class of preferred stock outside of stockholders'  equity.  On February 14, 2002,
     1.0 million of the Series B Preferred  Stock were  converted  into  839,771 shares of  common  stock.  The  conversion  had no  effect on the  reported results  of  operations.  On May  24,  2002  the  Company  repurchased  the remaining 1.0 million shares outstanding at an amount equivalent to 839,772 common shares (as if the preferred shares had been converted).  The Company repurchased  the  shares for  $29,392,  equal to the  $35.00  common  stock trading price when the transaction was consummated. A premium of $5,025 was incurred on the repurchase and has been reflected as a charge to net income
     available  to  common  shareholders'  in  the  consolidated   statement  of
     operations.  As of  December  31,  2002,  there were no Series B  preferred shares outstanding.

     In May and June of 2000, the Company  privately placed 600,000 of its 8.75%
     Series C  convertible  cumulative  preferred  stock  ("Series  C  Preferred
     Shares"),  $100 liquidation  preference per share. This offering  generated net proceeds of  approximately  $60 million.  The net proceeds were used to fund acquisitions and property upgrades.  The Series C Preferred shares are convertible  at any time by the holder into Common  Shares at a  conversion price of $30.25 per  Common  Share,  equivalent  to a  conversion  ratio of
     3.3058  Common  Shares for each Series C  Preferred  share  (equivalent  to
     1,983,471  Common shares assuming 100%  converted).  The Series C Preferred shares are  non-callable  for five years.  Each  Series C  Preferred  share received  the greater of a quarterly  distribution  of $2.1875 per share or the dividend paid on a share of common stock on an as-converted  basis. The
     Company also issued 240,000  additional  warrants to purchase common shares at a price of $30.25 per share,  expiring in 2005. In January 2003, holders of 100,000  shares of Series C Preferred  Shares  elected to convert  those shares for 330,579 shares of common stock.  On May 8, 2003,  200,000 shares of Series C Preferred  Shares were  converted into 661,157 shares of common stock. On August 26, 2003, 200,000 shares of Series C Preferred Shares were converted into 661,157 of common stock.  On November 5, 2003, the remaining
     100,000 shares of Series C Preferred Shares elected to convert those shares for 330,579 shares of common stock.  On September 9, 2003,  17,780 warrants were exercised, resulting in the issuance of 17,780 shares of common stock.
     During the fourth  quarter of 2003,  the  remaining  222,220  common  stock warrants  were  exercised,  resulting in the issuance of 222,220  shares of common  stock.  Neither the  conversions  nor the warrant  exercise  had an effect on the reported results of operations.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

     Preferred Stock (Continued)
     ---------------------------

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

     In December 2000, the Company  privately placed 300,000 of its 8.55% Series
     E convertible  cumulative  preferred  stock ("Series E Preferred  Shares"),
     $100 liquidation preference per share. This offering generated net proceeds of  approximately  $30 million.  The net  proceeds  were  used to pay  down
     Company  borrowings.  The Series E Preferred  Shares are convertible at any time by the holder into Common  Shares at a conversion  price of $31.60 per
     Common Share,  equivalent to a conversion ratio of 3.1646 Common Shares for each Series E Preferred Share (equivalent to 949,367 Common Shares assuming
     100%  converted).  The Series E Preferred  Shares are non-callable for five years.  Each Series E Preferred  Share  received the greater of a quarterly distribution of $2.1375 per share or the dividend paid on a share of common stock on an as-converted basis. In addition, the Company issued warrants to purchase 285,000 common shares at a price of $31.60 per share,  expiring in
     2005.  On August 20,  2002,  63,200 of the Series E  Convertible  Preferred
     Shares were converted into 200,000 shares of common stock.  On May 6, 2003,
     36,800  shares of Series E Preferred  Shares were  converted  into  116,456 shares of  common  stock.  The  conversions  had no effect on the  reported results of operations.  On August 26, 2003 the remaining  200,000 shares of
     Series E Preferred  Shares were converted into 632,911 of common stock.  On
     September  9,  2003,  17,100  warrants  were  exercised,  resulting  in the issuance of 17,100  shares of common  stock.  During the fourth  quarter of
     2003, the remaining 267,900 common stock warrants were exercised, resulting in the issuance of 267,900 shares of common stock.  Neither the conversions nor  the  warrant  exercise  had an  effect  on  the  reported  results  of
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

     Common Stock
     ------------

     In 1997,  the  Company's  Board of  Directors  approved a stock  repurchase program under which the Company may  repurchase  shares of its  outstanding common stock and UPREIT Units. The shares/units may be repurchased  through open market or  privately  negotiated  transactions  at the  discretion  of
     Company management.  The Board's action did not establish a target price or a specific  timetable  for  repurchase.  At December  31,  2000,  there was approval  remaining to purchase  1,326,500  shares.  In 2001,  the Board of
     Directors  approved  a  1,000,000-share  increase  in the stock  repurchase program.  During 2001, the Company  repurchased  754,000 shares and 436,700
     UPREIT Units at a cost of $20,600,000  and  $11,900,000,  respectively.  On
     August 6, 2002 the Board of Directors approved a 2,000,000-share increase

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

     Common Stock (Continued)
     ------------------------

     in the stock repurchase program. During 2003 and 2002, there were no shares or UPREIT  Units  repurchased  by the  Company.  At  December  31, 2003 the
     Company had  authorization  to repurchase  3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

     In  February  2002,  the  Company  closed on two  common  equity  offerings totaling  704,602  shares of the  Company's  common  stock,  at a  weighted average price of $30.99 per share, resulting in net proceeds to the Company of approximately $21.8 million.

     Dividend Reinvestment Plan
     --------------------------

     The Company has a Dividend  Reinvestment,  Stock  Purchase,  Resident Stock
     Purchase and Employee  Stock Purchase Plan (the "DRIP" ). The DRIP provides the stockholders,  employees and residents of the Company an opportunity to automatically  invest  their cash  dividends  at a discount  of 2% from the market price. In addition,  eligible participants may make monthly or other voluntary cash investments,  also typically at a discount, which has varied between  2% and 3% from the market  price,  in shares of common  stock.  In response to a perceived  dilution  from  issuing new shares at or below the underlying net asset value,  effective April 10, 2001, the DRIP was amended to reduce the share purchase discount from the current market price from 3%
     to 2%. The maximum amount that can be invested  without the Company's prior permission was also reduced from $5,000 to $1,000.  A total of $30 million,
     $27 million,  and $32 million was raised  through this program during 2003,
     2002 and 2001, respectively.

     Officer/Director Notes for Stock Purchases and Stock Purchase and Loan Plan
     ---------------------------------------------------------------------------

     On August 12, 1996,  eighteen  officers and the six  independent  directors purchased an aggregate of 208,543  shares of Common Stock  through the DRIP at the price of $19.79.  The  purchases  were financed 50% from a bank loan and 50% by a  recourse  loan  from the  Company.  The  Company  loans  bear interest at 7% per annum and mature in August 2016.  The Company  loans are subordinate to the  above-referenced  bank loans, and are collateralized by pledges of the 208,543 Common  Shares.  The loans are paid from the regular quarterly  dividends paid on the shares of common stock pledged,  after the corresponding bank loans are paid in full. During 2002 certain key officers and directors  repaid their loans in full in connection  with the Company's recently issued Corporate Governance policies.

     On November  10,  1997,  twenty-one  officers  and five of the  independent directors  purchased an aggregate of 169,682 shares of common stock through the DRIP at the price of $26.66.  The  purchases  were  financed 50% from a bank loan and 50% by a recourse  loan from the Company.  The Company  loans bear  interest at 6.7% per annum and mature in November  2017.  The Company
     loans  are  subordinate  to  the  above-referenced   bank  loans,  and  are
     collateralized  by  pledges of the  169,682  common  shares.  The loans are expected  to be repaid  from the regular  quarterly  dividends  paid on the shares of common stock pledged, after the corresponding bank loans are paid in full.  During 2002 certain key officers and directors repaid their loans in  full  in  connection  with  the  Company's  recently  issued  Corporate
     Governance policies.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

     Officer/Director Notes for Stock Purchases and Stock Purchase and Loan Plan
     ---------------------------------------------------------------------------
     (Continued)
     -----------

     On August 12, 1998, thirty  officers/key  employees and the six independent directors  purchased an aggregate of 238,239 shares of common stock through the Stock  Purchase  Plan at the price of  $24.11.  The  purchases  for the officers/key  employees  were  financed  100% by a  recourse  loan from the
     Company (50% for non-employee directors).  The loans bear interest at 7.13%
     per annum and mature on the  earlier of the  maturity  of the 1996 and 1997 phases of the loan program or August 2018. The loans are  collateralized by pledges of the common  stock and are expected to be repaid from the regular quarterly  dividends  paid on the shares.  During 2002 certain key officers and directors  repaid their loans in full in connection  with the Company's recently issued Corporate Governance policies.

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

     At December 31, 2003,  there are outstanding  loans  aggregating $315 under the officer and director  share  purchase  program.  On August 5, 2002, the
     Board of Directors of the Company  prohibited any further loans to officers and directors in accordance with the Sarbanes-Oxley Act of 2002.

     Dividends
     ---------

     Stockholders  are taxed on  dividends  and must  report such  dividends  as either ordinary income, capital gains, or as return of capital. The Company has declared a $2.45  distribution per common share (CUSIP 437306103) and a
     $2.25  distribution per preferred share (CUSIP  437306509)  during its most recent fiscal year.  Pursuant to Internal  Revenue Code Section 857 (b) (3)
     (C),  for the years ended  December 31,  2003,  2002 and 2001,  the Company designates the taxable  composition of the following cash  distributions to holders  of common and  preferred  shares in the  amounts  set forth in the tables below and on the next page:

                                Common                                             Distribution Type
                                ------                               ------------------------------------------------
                                                                                                    20%
                                                                     Ordinary                 Long-Term  Unrecaptured
          Declaration        Record      Payable  Distributions       Taxable    Return of      Capital     Sec. 1250
                Dates         Dates        Dates      Per Share      Dividend      Capital         Gain          Gain
                -----         -----        -----      ---------      --------      -------         ----          ----

             2/3/2003     2/18/2003    2/27/2003          $0.61        55.62%       38.12%        0.00%         6.21%
             5/6/2003     5/19/2003    5/30/2003          $0.61        55.62%       38.12%        0.00%         6.21%
             8/5/2003     8/18/2003    8/28/2003          $0.61        55.62%       38.12%        0.00%         6.21%
           10/28/2003    11/14/2003   11/25/2003          $0.62        55.62%       38.12%        0.00%         6.21%
                                                          -----        -----        -----         ----          ----
                                     TOTALS               $2.45        55.62%       38.12%        0.00%         6.21%
                                                          =====        =====        =====         ====          ====

     The  appropriate  amount  of each  common  share  for  2002  and 2001 is as follows:

                                                                                   Distribution Type
                                                                     ------------------------------------------------
                                                                                                    20%
                                                                     Ordinary                 Long-Term  Unrecaptured
                                                  Distributions       Taxable    Return of      Capital     Sec. 1250
                 Year                                 Per Share      Dividend      Capital         Gain          Gain
                 ----                                 ---------      --------      -------         ----          ----

                 2002                                     $2.41        62.28%       37.17%        0.00%         0.55%
                 2001                                     $2.31        78.50%        6.80%        5.30%         9.40%

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

     Dividends (Continued)
     ---------------------

                          Series F Preferred                                        Distribution Type
                          ------------------                         ------------------------------------------------
                                                                                                    20%
                                                                     Ordinary                 Long-Term  Unrecaptured
          Declaration        Record      Payable  Distributions       Taxable    Return of      Capital     Sec. 1250
                Dates         Dates        Dates      Per Share      Dividend      Capital         Gain          Gain
                -----         -----        -----      ---------      --------      -------         ----          ----

             2/3/2003     2/18/2003    2/28/2003       $0.56250        89.87%        0.00%        0.00%        10.04%
             5/6/2003     5/19/2003     6/2/2003       $0.56250        89.87%        0.00%        0.00%        10.04%
             8/5/2003     8/18/2003     9/2/2003       $0.56250        89.87%        0.00%        0.00%        10.04%
           10/28/2003    11/14/2003    12/1/2003       $0.56250        89.87%        0.00%        0.00%        10.04%
                                                       --------        -----         ----         ----         -----
                                     TOTALS            $2.25000        89.87%        0.00%        0.00%        10.04%
                                                       ========        =====         ====         ====         =====

     The appropriate amount of each common share for 2002 is as follows:

                                                                                   Distribution Type
                                                                     ------------------------------------------------
                                                                                                    20%
                                                                     Ordinary                 Long-Term  Unrecaptured
                                                  Distributions       Taxable    Return of      Capital     Sec. 1250
                 Year                                 Per Share      Dividend      Capital         Gain          Gain
                 ----                                 ---------      --------      -------         ----          ----

                 2002                                     $1.55        99.11%        0.00%        0.00%         0.89%

     Total Shares/Units Outstanding
     ------------------------------

     At  December  31,  2003,  31,966,240  common  shares,  833,333  convertible preferred  shares  (assuming a conversion of the Preferred Shares to Common
     Shares)  and  15,974,707  UPREIT  Units  were  outstanding  for a total  of
     48,774,280 common share equivalents.

     In addition,  2,400,000 shares of Series F cumulative  redeemable preferred shares were outstanding as of December 31, 2003.

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

     All other options  expire after ten years from the date of grant.  The Plan also allows for the grant of stock appreciation rights and restricted stock awards. At December 31, 2003,  391,473 and 346 common shares were available for  future  grant of  options or awards  under the Plan for  officers  and employees and non-employee directors, respectively.

     On February 1, 2000,  the Company  adopted the 2000 Stock Benefit Plan (the
     "2000 Plan").  Plan participants  have been expanded to include  directors, officers, regional managers and on-site property

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9    STOCK BENEFIT PLAN (Continued)

     managers. The 2000 Plan limits the number of shares issuable under the plan to  2,755,000,  of which  205,000 are to be  available  for issuance to the non-employee  directors.  At December 31, 2003,  714,848 and 40,040  common shares were  available for future grant of options or awards under the 2000 plan for officers and employees and non-employee directors, respectively.

     On May 6, 2003, the Company  adopted the 2003 Stock Benefit Plan (the "2003
     Plan"). Plan participants  include directors,  officers,  regional managers and on-site  property  managers.  The 2003 Plan limits the number of shares issuable under the plan to 1,450,000,  of which 200,000 are to be available for issuance to the non-employee  directors.  At December 31, 2003, 652,650 and 137,000  common  shares were  available  for future grant of options or awards  under the 2003 plan for  officers and  employees  and  non-employee directors, respectively.

     Details of stock option activity during 2003, 2002 and 2001 are as follows:

                                                              Weighted Average
                                                      Number    Exercise Price
                                                  of Options        Per Option
                                                  ----------        ----------

     Options outstanding at January 1, 2001        1,796,665            $26.34
     (519,434 shares exercisable)

     Granted, 2001                                   857,430            $29.60
     Exercised, 2001                             (187,698)           $22.59
     Cancelled, 2001                             (361,295)           $28.78
                                                   ---------

     Options outstanding at December 31, 2001      2,105,102            $28.69
     (764,819 shares exercisable)

     Granted, 2002                                   682,590            $34.77
     Exercised, 2002                             (185,255)           $23.92
     Cancelled, 2002                             (175,084)           $30.16
                                                   ---------

     Options outstanding at December 31, 2002      2,427,353            $30.66
     (921,781 shares exercisable)

     Granted, 2003                                   678,370            $36.80
     Exercised, 2003                             (255,502)           $28.31
     Cancelled, 2003                             (221,088)           $32.50
                                                   ---------

     Options outstanding at December 31, 2003      2,629,133            $32.32
                                                   =========
     (1,070,995 shares exercisable)

     The following table  summarizes  information  about options  outstanding at
     December 31, 2003:

                                  Weighted        Weighted
                                   Average         Average     Weighted
                                 Remaining      Fair Value      Average                          Exercise
         Year        Number    Contractual   of Options on     Exercise         Number        Price Range
      Granted     Outstanding         Life      Grant Date        Price    Exercisable         Per Option
      -------     -----------         ----      ----------        -----    -----------         ----------
         1994           5,000            1             N/A      $19.000          5,000         $19.00
         1996          14,782            2           $1.20       19.866         14,782      $19.00-$20.50
         1997          51,473            4           $1.55       26.455         51,473      $23.69-$26.50
         1998          25,810            5           $1.32       25.125         25,810         $25.125
         1999         246,459            5           $1.57       27.023        181,915     $25.688-$27.125
         2000         412,762            7           $1.88       31.215        253,651     $28.313-$31.375
         2001         646,765            8           $1.64       29.499        368,368      $27.01-$31.60
         2002         584,532            9           $1.95       34.790        169,796      $32.20-$34.65
         2003         641,550           10           $2.39       36.796              -      $36.28-$36.85
                      -------           --                       ------        -------     ---------------

      Totals        2,629,133            8                      $32.346      1,070,995      $19.00-$36.85
                    =========           ==                      =======      =========      ====== ======

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9    STOCK BENEFIT PLAN (Continued)

     In 2003 and  2002,  the  Company  granted  196,920  and  22,550  shares  of restricted  stock. The restricted  stock  outstanding at December 31, 2003, was  234,870  shares.  The  restricted  stock  of  105,000  granted  to key employees of the Company vests 100% on the fifth anniversary of the date of grant.  In addition,  in the fourth  quarter of 2003,  $5,000 of restricted stock was granted to the Leenhoutses  (129,870 shares at $37.75 per share).
     The total amount of the grant was expensed in the fourth  quarter as it was part of their retirement award and was fully earned to date. The restricted shares  were  granted at a weighted  average  price of $27.14 to $37.75 per share,  respectively.  Total compensation cost recorded for the years ended
     December  31,  2003,  2002 and 2001 for the  restricted  share  grants  was
     $5,537, $241 and $96, respectively.

     In January  2003,  the Company  adopted the fair value  method of recording stock compensation awards in accordance with SFAS 148 "Accounting for Stock
     Based  Compensation  - An  Amendment  of SFAS  123"  (SFAS  148)  using the
     Modified Prospective approach of adoption as outlined in the pronouncement.
     In connection with the adoption of SFAS 148, the Company recognized $804 in stock compensation costs related to its outstanding stock options.

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

     The Company  assesses and measures  segment  operating  results  based on a performance  measure referred to as Funds from Operations  ("FFO").  FFO is defined as net income (computed in accordance with GAAP) excluding gains or losses from the sales of property and business  (including  loss associated with early  extinguishment of debt in connection with the sale) or non-cash
     real  estate  impairment   charge,   minority  interest  in  the  Operating
     Partnership,  extraordinary  items,  plus real  estate  depreciation,  less dividends from  non-convertible  preferred shares.  FFO is not a measure of operating  results or cash flows from  operating  activities as measured by generally accepted  accounting  principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash  flows as a  measure  of  liquidity.  Other  companies  may  calculate similarly titled performance measures in a different manner.

     During 2003, the Company  reclassified  certain property related  operating expenses from general and administrative to operating and maintenance which would impact the segment contribution of FFO. This reclassification is also reflected in the prior period presentations.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10   SEGMENT REPORTING (Continued)

     The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows for the years ended  December 31, 2003,  2002 and
     2001.

                                                                  2003              2002             2001
                                                                  ----              ----             ----
     Revenues
     Apartments owned
       Core properties                                       $ 353,674         $ 356,914        $ 311,026
       Non-core properties                                      75,944            26,327           28,039
     Reconciling items                                           4,886             3,215            5,043
                                                             ---------         ---------        ---------
     Total Revenue                                           $ 434,504         $ 386,456        $ 344,108
                                                             =========         =========        =========

     Profit (loss)
     Funds from operations:
     Apartments owned
       Core properties                                       $ 203,064         $ 205,426        $ 178,878
       Non-core properties                                      38,031            17,187           17,092
     Reconciling items                                           4,886             3,215            5,043
                                                             ---------         ---------        ---------
     Segment contribution to  FFO                              245,981           225,828          201,013

     General & administrative expenses                      (22,607)        (12,649)      (10,542)
     Interest expense                                       (85,110)        (75,482)      (64,209)
     Depreciation of unconsolidated affiliates                   2,441             1,346              338
     Non-real estate depreciation/amortization              (2,327)       (1,174)      (639)
     FAS 141 acquisition rent /intangibles                          46                 -                -
     Redeemable preferred dividend                          (5,400)       (4,155)               -
     Equity in earnings (losses) of unconsolidated
       affiliates                                           (1,892)        (17,493)             123
     Impairment of assets held as General Partner           (2,518)       (3,533)               -
     Impairment of affordable assets not in FFO                  2,034             1,470                -
     Income from discontinued operations before
       minority interest depreciation and loss on
       disposition of property                                   2,155             7,587           10,520
                                                             ---------         ---------        ---------
     Funds from Operations                                     132,803           121,745          136,604
     Depreciation - apartments owned                        (77,089)        (66,573)      (64,251)
     Depreciation of unconsolidated affiliates              (2,441)       (1,346)      (338)
     FAS 141 acquisition rent /intangibles                  (46)
     Prepayment penalties                                            -        (3,275)      (116)
     Loss from early extinguishment of debt in
        connection with sale of real estate                 (1,610)                -                -
     Impairment of real property                            (423)       (1,565)               -
     Redeemable preferred dividend                               5,400             4,155                -
     Impairment of affordable assets not in FFO             (2,034)       (1,470)               -
     Minority interest in earnings                          (14,990)        (10,937)       (19,961)
     Income from discontinued operations before
       minority interest and loss on disposition of
       property                                             (1,018)       (3,353)       (6,429)
                                                             ---------         ---------        ---------
     Income from continuing operations                        $ 38,552          $ 37,381         $ 45,509
                                                              ========          ========         ========

     Assets
     Apartments owned
         Core properties                                    $1,924,763        $1,905,028
         Non-core properties                                   543,698           493,996
     Reconciling items                                          44,856            57,242
                                                             ---------         ---------
     Total Assets                                           $2,513,317        $2,456,266
                                                            ==========        ==========
     Real Estate Capital Expenditures
     New property acquisitions                               $  96,801          $433,043
     Additions to properties
       Core properties                                          81,860            99,966
       Non-core properties                                      24,486            15,726
     Increase in real estate associated with the
       purchase of UPREIT Units                                  5,600             2,200
                                                             ---------         ---------
     Total Real Estate Capital Expenditures                   $208,747          $550,935
                                                            ==========        ==========

                              HOME PROPERTIES, INC.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

     As of December 31, 2003, the aggregate fair value of the Company's interest rate swaps was $956, prior to the allocation of minority  interest,  and is included in accrued  expenses  and other  liabilities  in the  consolidated balance  sheets.  For the twelve  months  ending  December 31, 2003, as the critical  terms of the  interest  rate swaps and the  hedged  items are the same, no  ineffectiveness  was recorded in the  consolidated  statements of operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as a charge to earnings $578, prior to the allocation  of minority  interest,  of the amount  recorded in  accumulated other  comprehensive  loss.  The fair value of the  interest  rate swaps is based upon the  estimate  of amounts the  Company  would  receive or pay to terminate  the  contract  at the  reporting  date  and is  estimated  using interest rate market pricing models.

12   TRANSACTIONS WITH AFFILIATES

     The  Company  and  the  Management  Companies  recognized   management  and
     development  fee revenue,  interest income and other  miscellaneous  income from affiliated entities of $3,679,  $5,783, and $8,174 for the years ended
     December 31, 2003,  2002 and 2001,  respectively.  The Company had accounts receivable  outstanding due from affiliated  entities of $162 and $1,357 at
     December 31, 2003 and 2002, respectively.

     A director and former officer of the Company provided  consulting  services to the Company during 2002 for fees approximating $54.

     In 1997,  certain officers and inside directors of the Company entered into a lease termination  agreement with the Company. The agreement provided for a contingent  termination  fee based on the  performance  of the underlying property. In 2001 and 2002, amounts of $350 and $312, respectively,  became payable to the Company  under the terms of the  agreement.  This amount was classified in other "Property other income" in the Consolidated  Statements of Operations. The agreement expired in 2002.

     The Company leases its corporate office space from an affiliate.  The lease requires  an annual base rent of $872 and $884 for the years ended 2004 and
     2005,  respectively.  The lease also requires the Company to pay a pro rata portion  of  property  improvements,  real  estate  taxes and  common  area maintenance.  Rental  expense  was $1,609,  $1,296,  and $956 for the years ended December 31, 2003, 2002 and 2001, respectively.

     From time to time,  the Company  advances funds as needed to the Management
     Companies  which totaled  $12,372 at December 31, 2002,  respectively,  and bear  interest at 1% over prime  (4.25% at December  31,  2002).  Effective
     January 1, 2003, the  Management  Companies are  wholly-owned  consolidated subsidiaries of the Company.

     At December 31, 2003,  there are outstanding  loans  aggregating $315 under the officer and director  share  purchase  program.  On August 5, 2002, the
     Board of Directors of the Company  prohibited any further loans to officers and directors in accordance with the Sarbanes-Oxley Act of 2002.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES

     Ground Lease
     ------------

     The  Company has a  non-cancelable  operating  ground  lease for one of its properties.  The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five  years each. The lease provides for contingent  rental payments based on certain variable factors.
     The lease also requires the lessee to pay real estate taxes,  insurance and certain other operating expenses applicable to the leased property.  Ground lease expense was $219, $210, and $211, including contingent rents of $149,
     $140,  and $141,  for the years  ended  December 31,  2003,  2002 and 2001, respectively. At December 31, 2003, future minimum rental payments required under the lease are $70 per year until the lease expires.

     401(k) Savings Plan
     -------------------

     The Company  sponsors a  contributory  savings  plan.  Under the plan,  the
     Company will match 75% of the first 4% of  participant  contributions.  The matching  expense under this plan was $1,010,  $638, and $893 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Incentive Compensation Plan
     ---------------------------

     The Incentive  Compensation  Plan  provides that eligible  officers and key employees  may earn a cash  bonus  based on the  percentage  growth  in the
     Company's  "funds from  operations"  per share/unit  (computed based on the diluted shares/units  outstanding) as compared against the industry average growth.  The bonus expense  charged to operations  (including  that portion allocated to the Management Companies) was $1,729, $2,764, and $725 for the
     years ended December 31, 2003, 2002 and 2001, respectively.

     Contingencies
     -------------

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

     In 2001,  the Company  underwent a state tax audit.  The state has assessed taxes of  $469,000  for the 1998 and 1999 tax  years  under  audit.  If the state's position is applied to all tax years through December 31, 2001, the assessment  would be  $1.3 million.  At the time, the Company  believed the assessment and the state's underlying  position were not supportable by the law nor consistent with previously  provided  interpretative  guidance from the  office  of the  State  Secretary  of  Revenue.  After  two  subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute,  the  Company has been  advised by outside  tax  counsel  that its filing  position for 1998-2001  should  prevail.  During December 2003, the state's governor signed legislation which included the REIT tax provisions.
     Based  upon  this,  Company's  tax  counsel  expects  that the  outstanding litigation  should now be able to be resolved.  Effective  January 1, 2003, the Company  reorganized  the  ownership of Home  Properties  Trust,  which should subject the Company to a much lower level of tax going forward.

     In connection with various UPREIT  transactions,  the Company has agreed to maintain  certain levels of nonrecourse  debt for a period of 5 to 10 years associated  with the  contributed  properties  acquired.  In addition,  the
     Company is restricted in its ability to sell certain contributed properties
     (48% of the owned portfolio) for a period of 5 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES (Continued)

     Debt Covenants
     --------------

     The line of credit loan agreement contains  restrictions which, among other things,  require  maintenance  of  certain  financial  ratios and limit the payment of dividends (See Note 6).

     In  connection  with the  issuance  of the Series F  Preferred  Stock,  the
     Company is required to maintain  for each fiscal  quarterly  period a fixed charge  coverage  ratio,  as defined in the Series F Cumulative  Redeemable
     Preferred  Stock  Article  Supplementary,  of 1.75 to 1.0. The fixed charge coverage  ratio and the  components  thereof do not  represent a measure of cash  generated  from  operating  activities in accordance  with  generally accepted accounting  principles and are not necessarily  indicative of cash available to fund cash needs.  Further, this ratio should not be considered as an  alternative  measure to net income as an indication of the Company's performance or of cash flow as a measure of liquidity.  The  calculation of the fixed charge coverage ratio for the four most recent quarters since the
     issuance  of  the  Series  F  Preferred   Stock  are  presented  below  (in
     thousands).  EBITDA  is  defined  in the  Series  F  Cumulative  Redeemable
     Preferred Stock Article  Supplementary  as consolidated  income before gain
     (loss) on  disposition  of property  and  business,  minority  interest and extraordinary items, before giving effect to expenses for interest,  taxes, depreciation  and  amortization.  Net  operating  income from  discontinued
     operations  in the  calculation  below is  defined as total  revenues  from discontinued operations less operating and maintenance expenses.

                                         Calculation Presented for Series F Covenants
                                                                                  Three-months ended
                                                                      Dec. 31     Sept. 30      June 30       Mar. 31
                                                                         2003         2003         2003          2003
                                                                      -------     --------      -------       -------
         EBITDA
              Total revenues                                         $111,458     $111,200     $109,713      $106,955
              Net operating income from discontinued operations            80          460            -           196
              Operating and maintenance                              (48,698)     (46,472)     (46,040)      (49,772)
              General and administrative                             (8,236)     (4,670)     (4,582)      (5,119)
              Impairment of assets held as General Partner           (110)     (1,888)     (93)      (427)
              Equity in earnings (losses) of unconsolidated
              affiliates                                             (395)     (313)     (444)      (740)
                                                                     --------     --------     --------      --------
                                                                     $ 54,099     $ 58,317     $ 58,554      $ 51,093
         Fixed Charges
              Interest expense                                       $ 21,595     $ 21,456     $ 21,634      $ 21,300
              Interest expense on discontinued operations                  79          116            -            33
              Preferred dividends                                       1,984        2,646        3,192         3,518
              Capitalized interest                                        230          230          230           230
                                                                     --------     --------     --------      --------
                                                                     $ 23,888     $ 24,448     $ 25,056      $ 25,081

         Times Coverage ratio:                                           2.26         2.39         2.34          2.04

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES (Continued)

     Guarantees
     ----------

     The  Company has  guaranteed  a total of $594 of debt  associated  with two entities where the Company is the general partner. All other mortgage notes payable of affiliates are non-recourse debt to the limited partnerships and the Company.  In addition,  the  Company,  through its general  partnership
     interests  in  certain  affordable  property  limited   partnerships,   has
     guaranteed  the Low Income  Housing Tax  Credits to limited  partners in 23 partnerships totaling approximately $48,000. As of December 31, 2003, there were no known  conditions that would make such payments  necessary,  and no amounts have been  recorded.  In addition,  the Company,  acting as general partner in certain  partnerships,  is  obligated  to advance  funds to meet partnership operating deficits.

     Executive Retention Plan
     ------------------------

     Effective  February 2, 1999,  the  Executive  Retention  Plan  provides for severance  benefits  and  other  compensation  to be  received  by  certain employees  in the  event  of a  change  in  control  of the  Company  and a subsequent  termination  of their  employment  without cause or voluntarily with good cause.

14   PROPERTY ACQUISITIONS

     For the years  ended  December  31,  2003,  2002 and 2001,  the Company has acquired the communities listed below:

                                                                                                     Cost of
                              Market               Date            Year    Number       Cost of  Acquisition
     Community                Area               Acquired   Constructed  of Units   Acquisition     Per Unit
     ---------                ----               --------   -----------  --------   -----------     --------
     Woodholme Manor          Baltimore          03/30/01          1969       176      $  5,805         $ 33
     Virginia Village         Northern VA        05/31/01          1967       344      $ 27,044         $ 79
     Mill Towne Village       Baltimore          05/31/01          1973       384      $ 17,558         $ 46
     Southern Meadows         Long Island        06/29/01          1971       452      $ 40,866         $ 90
     Devonshire Hills         Long Island        07/16/01          1968       297      $ 47,049         $158
     Fenland Field            Baltimore          08/01/01          1970       234      $ 14,540         $ 62
     Courtyard Village        Chicago            08/29/01          1971       224      $ 12,887         $ 58
     Manor                    Baltimore          08/31/01          1969       435      $ 36,384         $ 84
     2 Property Portfolio     Northern VA        10/24/01       1971-72       274      $ 11,076         $ 40
     11 Property Portfolio    Long Island     3/1-5/31/02       1949-79     1,688      $152,794         $ 87
     Gardencrest              Boston              6/28/02          1948       696      $ 85,885         $123
     Brittany Place           Northern VA         8/22/02          1968       591      $ 44,336         $ 70
     Cider Mill               Northern VA         9/27/02          1978       864      $ 81,490         $ 85
     5 Property Portfolio     Hudson Valley      10/11/02          1969       224      $ 13,990         $ 57
     W. Springfield Terrace   Northern VA        11/18/02          1978       244      $ 34,198         $140
     The Sycamores            Northern VA        12/16/02          1978       185      $ 20,350         $110
     Stone Ends               Boston              2/12/03          1972       280      $ 34,028         $121
     Falkland Chase           Northern VA         9/10/03          1937       450      $ 58,942         $131

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15   DISCONTINUED OPERATIONS

     The Company  adopted the  provisions of SFAS No. 144,  "Accounting  for the
     Impairment or Disposal of  Long-Lived  Assets"  effective  January 1, 2002.
     This  standard  addresses  financial   accounting  and  reporting  for  the
     impairment  or disposal of  long-lived  assets.  It also  retains the basic provisions for presenting  discontinued  operations in the income statement but  broadened  the scope to include a component of an entity rather than a segment of a business.  Pursuant  to the  definition  of a component  of an entity in the SFAS, assuming no significant  continuing  involvement by the former  owner after the sale,  the sale of an  apartment  community  is now considered a discontinued  operation.  In addition,  apartment  communities classified as held for sale are also  considered a discontinued  operation.
     The  Company  generally  considers  assets  to be held  for  sale  when all significant contingencies surrounding the closing have been resolved, which often  corresponds with the actual closing date.  Properties  classified in
     this  manner  through   December  31,  2003,  as  discussed   below,   were
     reclassified  as  such  in  the  accompanying  Consolidated  Statements  of
     Operations for each of the three years ended December 31, 2003.

     Included in discontinued  operations for the three years ended December 31,
     2003 are the  operating  results,  net of  minority  interest,  of nineteen apartment  community  dispositions  (seven  sold in 2003 and twelve sold in
     2002).  For  purposes  of the  discontinued  operations  presentation,  the
     Company only includes  interest expense  associated with specific  mortgage indebtedness of the properties that are considered discontinued operations.

     The operating results of discontinued  operations are summarized as follows for the years ended December 31, 2003, 2002 and 2001:

                                                              2003      2002       2001
                                                              ----      ----       ----
     Revenues:
        Rental Income                                       $6,135   $16,274    $22,498
        Property other income
                                                               195       450        608
        Interest and dividend income
                                                                56        78        186
                                                            ------    ------     ------
     Total Revenues                                          6,386    16,802     23,292
                                                            ------    ------     ------

              Operating and Maintenance                      3,056     7,149     10,535
        Interest expense                                     1,176     2,066      2,237
        Depreciation and amortization
                                                               714     2,669      4,091
        Impairment of real property
                                                               423     1,565          -
                                                            ------    ------     ------
     Total Expenses                                          5,369    13,449     16,863
                                                            ------    ------     ------

     Income from discontinued operations before minority
        interest                                             1,017     3,353      6,429

     Minority interest
                                                               361     1,289      2,688
                                                            ------    ------     ------

     Income from discontinued operations                    $  656    $2,064     $3,741
                                                            ======    ======     ======

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16   PROFORMA CONDENSED FINANCIAL INFORMATION

     The  Company   acquired   two   apartment   communities   ("2003   Acquired
     Communities")  with 730  units in two  unrelated  transactions  during  the twelve-month  period  ended  December 31, 2003.  The total  purchase  price
     (including  closing costs) of $93 million equates to approximately $127 per apartment unit.  Consideration  for the communities  included $68.3 million from the Company's line of credit and $24.7 million of assumed debt.

     In addition,  during 2003,  the Company  sold seven  apartment  communities
     ("2003  Disposed   Properties")  having  1,568  units  in  seven  unrelated
     transactions as part of its strategic  disposition program. The total sales price of $59.3 million equates to $38 per apartment unit. A gain on sale of approximately $4 million, prior to the allocation of minority interest, has been  recorded in relation to these sales and is reflected in  discontinued
     operations.

     The following  unaudited  proforma  information was prepared as if: the (i)
     the 2003  transactions  related to the  acquisition  of the "2003  Acquired
     Communities"  occurred  on  January  1,  2002,  (ii) the 2002  transactions related to the  acquisitions of 21 apartment  communities in seven separate transactions  occurred  on January 1, 2001,  (iii) the  disposition  of the
     "2003  Disposed  Properties"  occurred  on January  1, 2002,  (iv) the 2001 transactions related to the disposition of twelve apartment  communities in eight separate  transactions  occurred on January 1, 2001, and (v) the 2002
     Series F  Preferred  Share  offering  and the two common  equity  offerings occurred on January 1, 2001.  The proforma  financial  information is based
     upon  the  historical   consolidated   financial   statements  and  is  not
     necessarily  indicative of the  consolidated  results which  actually would have occurred if the  transactions  had been consummated at January 1, 2001 or 2002,  nor does it purport to represent  the results of  operations  for future periods. Adjustments to the proforma condensed combined statement of operations  for the twelve months ended  December 31, 2003,  2002, and 2001 consist  principally  of providing  net  operating  activity and  recording interest, depreciation and amortization from January 1, 2001 or 2002 to the acquisition date as appropriate.

                                                                   For the years ended
                                                                      December 31,
                                                                       (unaudited)
                                                              2003            2002           2001
                                                              ----            ----           ----
     Total revenues                                       $438,790        $421,905       $407,235

     Net Income                                             39,371          47,051         40,924

     Net income available to common shareholders            28,031          26,037         28,643

     Net income available to common shareholders:
        Basic                                                $0.96           $1.00          $1.26
        Diluted                                              $0.95           $0.98          $1.25

     Weighted average numbers of shares outstanding:
       Basic                                            29,208,242      26,166,499     22,805,629
                                                        ==========      ==========     ==========
       Diluted                                          29,575,660      26,447,280     22,932,123
                                                        ==========      ==========     ==========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental  cash  flow  information  including  non  cash  financing  and investing  activities for the years ended December 31, 2003,  2002 and 2001 are as follows:

                                                                         2003         2002        2001
                                                                         ----         ----        ----
     Cash paid for interest                                           $85,895      $76,326     $65,268

     Mortgage loans assumed associated with property acquisitions      25,239      153,581      67,807
     Issuance of UPREIT Units associated with property and other
         acquisitions                                                   4,806       11,522      19,133
     Increase in real estate associated with the purchase of
         UPREIT Units                                                   5,600        2,200       1,666
     Exchange of UPREIT Units for common shares                         7,442        4,411       1,910
     Fair value of hedge instruments                                      956        1,618         920
     Compensation cost of stock options issued                            804            -           -
     Notes issued in exchange for officer and director stock
         purchases                                                          -            -       1,965
     Transfer of notes receivable due from affiliates in exchange
         for additional equity in the Management Companies                  -            -      23,699

18   GAIN (LOSS) ON DISPOSITION OF PROPERTY AND BUSINESS

     During 2003, the Company disposed of seven apartment communities with 1,568 units in seven unrelated transactions. The total sales price of $59 million equates  to $38 per  unit.  The  total  gain on sale of these  transactions amounted to approximately $4 million.

     During 2002,  the Company  disposed of twelve  apartment  communities  with
     1,724 units in eight unrelated  transactions.  The total sales price of $87 million  equates  to $50  per  unit.  The  total  gain  on  sale  of  these transactions amounted to approximately $7.6 million.

     During 2001, the Company  disposed of fourteen  apartment  communities with
     2,855  units in six  unrelated  transactions  and two  general  partnership interests.  The total sales price of $122 million  equates to $43 per unit.
     The total gain on sale of these transactions  amounted to approximately $26 million.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

     Quarterly  financial  information for the years ended December 31, 2003 and
     2002 are as follows:

                                                                        2003
                                                                        ----

                                                     First       Second      Third       Fourth
                                                     -----       ------      -----       ------
     Revenues                                       105,133     $107,886    $110,027    $111,458
     Adjustment for discontinued operations           1,822        1,827       1,173           -
                                                    -------      -------    --------    --------
     Revenues as reported on Form 10-Q              106,955      109,713     111,200     111,458

     Net Income (loss)                                7,390       12,135      11,604      10,669

     Per share data:

     Basic earnings per share data:
     Net income available to common shareholders     $0.14        $0.32       $0.30       $0.28

     Diluted earnings per share data:
     Net income available to common shareholders     $0.14        $0.31       $0.30       $0.27

                                                                        2002
                                                                        ----
                                                     First       Second      Third       Fourth
                                                     -----       ------      -----       ------
     Revenues                                       $88,614      $94,493    $100,090    $103,259
     Adjustment for discontinued operations           1,525        1,833         817           -
                                                    -------      -------    --------    --------
     Revenues as reported on Form 10-Q               90,139       96,326     100,907     103,259

     Net Income                                       9,525       19,078      16,856        (520)

     Per share data:

     Basic earnings per share data:
     Net income available to common shareholders     $0.25        $0.39       $0.49      $(0.16)

     Diluted earnings per share data:
     Net income available to common shareholders     $0.24        $0.39       $0.49      $(0.16)

     Full year per share data does not equal the sum of the  quarterly  data due to the impact of the  convertible  securities on the quarterly  results and not the year to date  amounts.  The  quarterly  reports for the years ended
     December 31, 2003 and 2002 have been  reclassified to reflect  discontinued
     operations in accordance with SFAS No. 144.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

20   SUBSEQUENT EVENTS

     On January 30, 2004,  the Company  acquired four  communities  as part of a portfolio  with a total of 534 units in the New  Jersey  region.  The total purchase  price of $64.2  million,  including  closing  costs,  equates  to approximately $120 per unit.  Consideration for the properties included $34 million in assumed debt (fair market value of $37  million),  $11.9 million in Operating  Partnership  Units and $18.3 million cash was funded  through the use of the Company's line of credit.

     On March 2, 2004, the Company  acquired a 240-unit  community in Frederick,
     Maryland.  The total  purchase price of $29.4  million,  including  closing costs, equates to approximately $123 per apartment unit.  Consideration for this property was funded through the use of the Company's line of credit.

                                                                                                                        SCHEDULE III
                              HOME PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                          Initial                                      Total
                                             Cost                Costs                  Cost
                                           Build-                Capi-                Build-                          Total
                                            ings,              talized                 ings,                          Cost,
                                         Improve-               Subse-              Improve-                          Netof
                                            ments                quent                 ments              Accum-     Accum-    Year
                                                &   Adjust-         to                     &              ulated     ulated      of
                       Encum-              Equip-     ments     Acqui-                 Equip      Total   Depre-     Depre-  Acqui-
Community             brances     Land       ment       (a)     sition       Land       ment        (b)  ciation    ciation  sition
---------             -------     ----       ----       ---     ------       ----       ----        ---  -------    -------  ------

1600 East                       $1,000     $8,550               $4,887     $1,000    $13,437    $14,437   $2,736    $11,701    1997
1600 Elmwood          $11,176      299      5,698     3,372      3,890        299     12,960     13,259    6,523      6,736    1983
Apple Hill             29,889    3,486     20,458                6,939      3,486     27,397     30,883    4,718     26,165    1998
Arbor Crossing                   1,072      4,382                1,033      1,072      5,415      6,487      729      5,758    1999
Bayview/Colonial        5,626    1,600      8,504                3,069      1,600     11,573     13,173    1,020     12,153    2000
Beechwood                          560      3,459                1,976        560      5,435      5,995      916      5,079    1998
Blackhawk              13,953    2,968     14,609                3,936      2,968     18,545     21,513    1,738     19,775    2000
Bonnie Ridge           37,008    4,830     42,960               16,819      4,830     59,779     64,609    7,741     56,868    1999
Braddock Lee            9,630    3,810      8,899                4,365      3,810     13,264     17,074    2,631     14,443    1998
Brittany Place         19,848    4,728     39,725                2,753      4,728     42,478     47,206    1,610     45,596    2002
Brook Hill                         330      7,920        25      4,305        330     12,250     12,580    3,483      9,097    1994
Cambridge Village       3,339    2,460      3,204                  755      2,460      3,959      6,419      199      6,220    2002
Canterbury-MD          30,539    4,944     21,487                2,191      4,944     23,678     28,622    2,904     25,718    1999
Canterbury Square       6,102    2,352     10,831                4,430      2,352     15,261     17,613    2,950     14,663    1997
Carriage Hill-MI        3,486      840      5,995                1,700        840      7,695      8,535    1,327      7,208    1998
Carriage Hill-NY        5,910      570      3,856                2,541        570      6,397      6,967    1,559      5,408    1996
Carriage Park           5,029    1,280      8,211                2,908      1,280     11,119     12,399    2,052     10,347    1998
Castle Club             6,882      948      8,957                1,662        948     10,619     11,567    1,108     10,459    2000
Cedar Glen                         715      2,027                1,652        715      3,679      4,394      666      3,728    1998
Charter Square         10,306    3,952     18,315                7,222      3,952     25,537     29,489    4,734     24,755    1997
Cherry Hill Club        2,841      492      4,109                2,445        492      6,554      7,046    1,264      5,782    1998
Cherry Hill Village     5,282    1,120      6,854                2,253      1,120      9,107     10,227    1,500      8,727    1998
Chesterfield            6,764    1,482      8,240                3,809      1,482     12,049     13,531    2,310     11,221    1997
Cider Mill             66,131   15,552     66,119                1,824     15,552     67,943     83,495    2,363     81,132    2002
Cornwall Park           5,713      439      2,973                3,707        439      6,680      7,119    1,528      5,591    1996
Country Village         6,290    2,236     11,197                5,020      2,236     16,217     18,453    2,770     15,683    1998
Courtyards Village      5,106    3,360      9,844                1,686      3,360     11,530     14,890      764     14,126    2001
Coventry Village.                  784      2,349                2,071        784      4,420      5,204      798      4,406    1998
Curren Terrace         15,211    1,908     11,001                5,168      1,908     16,169     18,077    3,119     14,958    1997
Cypress Place           6,322    2,304      7,886                2,586      2,304     10,472     12,776      950     11,826    2000
Deerfield Woods         3,204      864      4,896                1,572        864      6,468      7,332      665      6,667    2000
Devonshire Hills       24,117   14,850     33,068                3,143     14,850     36,211     51,061    2,441     48,620    2001
East Hill                          231      1,570                  882        231      2,452      2,683      413      2,270    1998
East Meadow             7,140    2,250     10,835                  522      2,250     11,357     13,607      998     12,609    2000
East Winds                         960      5,099                1,849        960      6,948      7,908      638      7,270    2000
Elmwood Terrace        22,089    6,048     14,754                2,456      6,048     17,210     23,258    1,722     21,536    2000
Emerson Sq.             2,257      384      2,028                1,041        384      3,069      3,453      779      2,674    1997
Executive               2,827      600      3,434                2,436        600      5,870      6,470    1,177      5,293    1997
Fairview                7,595      580      5,305     3,039      2,995        580     11,339     11,919    5,367      6,552    1985
Falcon Crest           13,208    2,772     11,182                4,497      2,772     15,679     18,451    2,196     16,255    1999
Falkland Chase         24,695    9,000     49,723                   55      9,000     49,778     58,778      427     58,351    2003
Fenland Field          12,490    3,510     11,097                1,572      3,510     12,669     16,179      861     15,318    2001
Fordham Green           2,824      802      5,299                2,479        802      7,778      8,580    1,378      7,202    1997
Gardencrest Apts.       4,594   24,360     61,730                5,698     24,360     67,428     91,788    2,765     89,023    2002
Gateway Village         7,166    1,320      6,649                  570      1,320      7,219      8,539      883      7,656    1999
Glen Brook                       1,414      4,836                1,539      1,414      6,375      7,789      803      6,986    1999
Glen Manor              6,094    1,044      4,583                1,759      1,044      6,342      7,386    1,071      6,315    1997
Golf Club              16,210    3,990     21,368                9,706      3,990     31,074     35,064    3,356     31,708    2000
Golfview Manor            303      110        545                  369        110        914      1,024      176        848    1997
Greentrees              4,531    1,152      8,637                2,903      1,152     11,540     12,692    2,134     10,558    1997
Hampton Court           3,380    1,252      4,632                3,186      1,252      7,818      9,070      692      8,378    2000
Harborside              8,657      250      6,113        32      3,698        250      9,843     10,093    3,068      7,025    1995
Hawthorne
   Consolidation       10,870    8,940     23,534                8,801      8,940     32,335     41,275    1,480     39,795    2002
Heritage Square                  2,000      4,823                  535      2,000      5,358      7,358      245      7,113    2002
Hill Brook Place       11,745    2,192      9,156                2,898      2,192     12,054     14,246    1,422     12,824    1999
Holiday/Muncy
   Consolidation        3,671    3,575      6,134                  497      3,575      6,631     10,206      280      9,926    2002
Home Properties
   of Bryn Mawr        12,997    3,160     18,015                8,236      3,160     26,251     29,411    2,883     26,528    2000
Home Properties
   of Devon            28,892    6,280     35,777               13,774      6,280     49,551     55,831    5,273     50,558    2000
Home Properties
   of Newark           17,136    2,592     12,764               10,642      2,592     23,406     25,998    3,001     22,997    1999
Idylwood                8,764      700     16,927        58      8,242        700     25,227     25,927    7,143     18,784    1995
Kingsley                6,176    1,640     11,705                3,823      1,640     15,528     17,168    2,919     14,249    1997
Lake Grove             27,040    7,360     12,068               10,248      7,360     22,316     29,676    4,655     25,021    1997
Lakeshore               5,107      573      3,872                3,401        573      7,273      7,846    1,559      6,287    1996
Lakeview                3,988      636      4,578                2,084        636      6,662      7,298    1,198      6,100    1998
Macomb Manor            3,778    1,296      7,377                1,284      1,296      8,661      9,957      918      9,039    2000
Maple Lane             11,603    2,547     15,011                3,168      2,547     18,179     20,726    2,361     18,365    1999
Maple Tree                         840      4,464                1,121        840      5,585      6,425      511      5,914    2000
Mid-Island              6,675    4,160      6,618                3,444      4,160     10,062     14,222    2,204     12,018    1997
Mill Company            1,925      384      1,684                  818        384      2,502      2,886      463      2,423    1982
Mill Towne
   Village              8,530    3,840     13,801                6,313      3,840     20,114     23,954    1,410     22,544    2001
Morningside            18,520    6,147     28,853               16,434      6,147     45,287     51,434    8,116     43,318    1998
New Orleans             7,376    1,848      8,886                5,882      1,848     14,768     16,616    2,762     13,854    1997
Newcastle               6,000      197      4,007     3,707      3,186        197     10,900     11,097    4,941      6,156    1982
Northgate                          289      6,987        19      4,202        289     11,208     11,497    3,463      8,034    1994
Oak Manor               4,918      616      4,143                1,916        616      6,059      6,675    1,100      5,575    1998
Oak Park Manor          4,825    1,192      9,228                3,866      1,192     13,094     14,286    2,436     11,850    1997
Orleans Village        43,745    8,510     59,096                9,967      8,510     69,063     77,573    6,228     71,345    2000
Owings Run             31,670    5,537     32,734                1,193      5,537     33,927     39,464    4,028     35,436    1999
Paradise                8,860      972      7,160                3,675        972     10,835     11,807    2,699      9,108    1997
Park
   Shirlington         12,124    4,410     10,251                5,489      4,410     15,740     20,150    3,077     17,073    1998
Parkview Garden         8,000    1,208      7,245                4,133      1,208     11,378     12,586    2,207     10,379    1997
Patricia                5,417      600      4,219                1,920        600      6,139      6,739    1,040      5,699    1998
Pavilion               29,867    5,184     25,443               19,016      5,184     44,459     49,643    5,209     44,434    1999
Pearl Street            1,118       49      1,189                  626         49      1,815      1,864      499      1,365    1995
Perinton Manor          9,395      224      6,120     3,661      2,690        224     12,471     12,695    5,834      6,861    1982
Pleasant View          43,817    5,710     48,051               13,653      5,710     61,704     67,414   10,837     56,577    1998
Pleasure Bay            6,042    1,620      6,282                4,397      1,620     10,679     12,299    1,599     10,700    1998
Racquet Club           22,223    1,868     23,187                4,474      1,868     27,661     29,529    4,373     25,156    1998
Racquet Club
   South                2,920      309      3,904                1,468        309      5,372      5,681      848      4,833    1999
Raintree                6,840        0      6,654     4,980      6,951          0     18,585     18,585    7,366     11,219    1985
Redbank Village        11,709    2,000     14,110                6,109      2,000     20,219     22,219    3,291     18,928    1998
Rider Terrace                      240      1,275                  336        240      1,611      1,851      139      1,712    2000
Ridley Brook           10,175    1,952      7,752                2,334      1,952     10,086     12,038    1,282     10,756    1999
Riverton                6,023      240      6,640     2,547      4,824        240     14,011     14,251    6,704      7,547    1983
Royal Garden           33,470    5,500     14,191               10,098      5,500     24,289     29,789    5,236     24,553    1997
Scotsdale               9,991    1,692     11,963                2,872      1,692     14,835     16,527    2,658     13,869    1997
Selford
   Townhomes            3,960    1,224      4,224                1,632      1,224      5,856      7,080      742      6,338    1999
Seminary Hill           9,900    2,960     10,250                4,938      2,960     15,188     18,148    1,769     16,379    1999
Seminary Towers        20,322    5,480     19,464                9,337      5,480     28,801     34,281    3,565     30,716    1999
Shakespeare Park        2,452      492      3,442                  217        492      3,659      4,151      449      3,702    1999
Sherry Lake            20,430    2,397     15,684                4,414      2,397     20,098     22,495    3,117     19,378    1998
Sherwood
   Consolidation        8,190    3,255     10,791                1,175      3,255     11,966     15,221      377     14,844    2002
South Bay                        1,098      1,975                3,436      1,098      5,411      6,509      526      5,983    2000
Southern
   Meadows             19,840    9,040     32,008                2,339      9,040     34,347     43,387    2,308     41,079    2001
Southpointe Sq.         2,556      896      4,627                2,285        896      6,912      7,808    1,351      6,457    1997
Spanish Gardens         5,600      398      9,263        20      3,598        398     12,881     13,279    3,728      9,551    1994
Springwells Park       10,531    1,515     16,886                4,021      1,515     20,907     22,422    2,712     19,710    1999
Stephenson
   House                1,416      640      2,418                1,073        640      3,491      4,131      717      3,414    1997
Stone Ends             24,029    5,600     28,468                  244      5,600     28,712     34,312      680     33,632    2003
Stratford Greens       16,139   12,565     33,893                2,113     12,565     36,006     48,571    1,716     46,855    2002
Sunset Gardens          8,908      696      4,693                3,130        696      7,823      8,519    1,720      6,799    1996
Tamarron                5,200    1,320      8,507                  610      1,320      9,117     10,437    1,105      9,332    1999
Terry Apartments                   650      3,452                  397        650      3,849      4,499      339      4,160    2000
The Colony Apts.                 7,830     34,225                7,453      7,830     41,678     49,508    4,919     44,589    1999
The Lakes                        2,821     23,144                3,289      2,821     26,433     29,254    3,040     26,214    1999
The Landings           13,143    2,459     16,815                6,585      2,459     23,400     25,859    4,408     21,451    1996
The Manor Apts.-
   MD                  20,042    8,700     27,807                3,079      8,700     30,886     39,586    2,049     37,537    2001
The Manor Apts.-
   VA                   5,600    1,386      5,770                2,634      1,386      8,404      9,790    1,398      8,392    1999
The Meadows             3,425      208      2,776     1,230      1,474        208      5,480      5,688    2,515      3,173    1984
The New Colonies       21,660    1,680     21,426                8,893      1,680     30,319     31,999    5,437     26,562    1998
The Sycamores                    4,625     15,776                  305      4,625     16,081     20,706      455     20,251    2002
Timbercroft             6,967    1,704      6,857                1,535      1,704      8,392     10,096      996      9,100    1999
Trexler Park           10,140    2,490     13,890                4,326      2,490     18,216     20,706    1,874     18,832    2000
Valley View             4,178    1,056      4,981                3,651      1,056      8,632      9,688    1,633      8,055    1997
Village Green           7,426    1,103     13,223     4,654        232      1,103     18,109     19,212    5,267     13,945 1994-1996
Village Square-MD      21,772    2,590     13,385                3,152      2,590     16,537     19,127    1,279     17,848    1999
Village Square-PA       3,559      768      3,599                2,811        768      6,410      7,178    1,995      5,183    1997
Virginia Village        9,271    5,160     21,999                3,868      5,160     25,867     31,027    2,051     28,976    2001
Wayne Village          11,032    1,925     12,968                4,319      1,925     17,287     19,212    3,078     16,134    1998
Wellington Lakes        7,717    1,600      4,887                1,969      1,600      6,856      8,456      466      7,990    2001
Wellington Woods                 1,140      3,483                1,298      1,140      4,781      5,921      306      5,615    2001
West Springfield
   Terrace                       2,440     31,833                  433      2,440     32,266     34,706      971     33,735    2002
Westminster             6,698      861      5,787                2,314        861      8,101      8,962    2,012      6,950    1996
Westwood Village       17,450    7,260     22,855                4,836      7,260     27,691     34,951    1,333     33,618    2002
William Henry          23,665    4,666     22,347                7,532      4,666     29,879     34,545    3,041     31,504    2000
Windsor Realty          2,166      402      3,315                1,337        402      4,652      5,054      798      4,256    1998
Woodgate                3,235      480      3,811                1,823        480      5,634      6,114    1,204      4,910    1997
Woodholme Manor         3,846    1,232      4,620                2,017      1,232      6,637      7,869      539      7,330    2001
Woodland Garden         5,804    2,022     10,518                3,766      2,022     14,284     16,306    2,730     13,576    1997
Woodmont Village        3,836    2,880      5,723                  806      2,880      6,529      9,409      317      9,092    2002
Yorkshire Village       1,577    1,200      2,025                  356      1,200      2,381      3,581      117      3,464    2002
Corporate Assets        1,308    3,748         16   _______     17,586      3,748     17,602     21,350    6,296     15,054 Various

                   ---------- -------- ----------   -------   --------   -------- ---------- ---------- -------- ----------
                   $1,380,696 $387,655 $1,793,786   $27,344   $544,207   $387,655 $2,365,337 $2,752,992 $330,062 $2,422,930
                   ========== ======== ==========   =======   ========   ======== ========== ========== ======== ==========

(a)  Represents the excess of fair value over the historical cost of partnership interests as a result of the  application  of purchase  accounting  for the acquisition of non-controlled interests.

(b)  The  aggregate  cost for  Federal  Income Tax  purposes  was  approximately
     $2,321,000.

(c)  The  $1,308,000  in the Other  Asset  Encumbrances  consists of a two notes payable.

                                                                                                                        SCHEDULE III

                              HOME PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                                 (IN THOUSANDS)

Depreciation  and  amortization  of the Company's  investments  in buildings and
improvements  reflected  in  the  consolidated   statements  of  operations  are
calculated over the estimated useful lives of the assets as follows:

Buildings and improvements                  5-40 years
Resident improvements                       Life of related lease

The changes in total real estate  assets for the three years ended  December 31,
2003, are as follows:

                                                 2003           2002           2001
                                                 ----           ----           ----

Balance, beginning of year                 $2,597,278     $2,135,078     $1,895,269
Management Companies                            5,846              -              -
New property acquisition                       96,801        433,043        213,325
Additions                                     106,346        115,692        130,468
Increase in real estate associated with
   the purchase of UPREIT Units                 5,600          2,200          1,666
Disposals, retirements and impairments     (58,879)    (88,735)    (105,650)
                                           ----------     ----------     ----------
Balance, end of year                       $2,752,992     $2,597,278     $2,135,078
                                           ==========     ==========     ==========

The changes in accumulated  depreciation  for the three years ended December 31,
2003, are as follows:

                                                 2003           2002           2001
                                                 ----           ----           ----

Balance, beginning of year                   $257,284       $201,564       $153,324
Management Companies                            2,287              -              -
Depreciation for the year                      79,187         67,610         64,684
Disposals and retirements                  (8,696)     (11,890)     (16,444)
                                           ----------     ----------     ----------
Balance, end of year                         $330,062       $257,284       $201,564
                                           ==========     ==========     ==========

                        HOME PROPERTIES OF NEW YORK, INC.
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 2003
                                  Exhibit Index

Exhibit
Number        Exhibit                                                     Location
------        -------                                                     --------
2.1           Agreement among Home Properties of New York, Inc. and       Incorporated by reference to the
              Philip J. Solondz, Daniel Solondz and Julia Weinstein       Form 8- K filed by Home Properties
              Relating to Royal Gardens I, together with Amendment No. 1  of New York, Inc. dated 6/6/97 (the
                                                                          "6/6/97 8-K")

2.2           Agreement among Home Properties of New York, Inc and        Incorporated by reference to the
              Philip Solondz and Daniel Solondz relating to Royal         6/6/97 8-K
              Gardens II, together with Amendment No. 1

2.15          Contribution Agreement, dated October __, 1997 between      Incorporated by reference to the
              Home Properties of New York between Home Properties of      Form 8-K filed by Home Properties of
              New York, L.P. and Berger/Lewiston Associates Limited       New York, Inc. dated 10/7/97
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
              Southpointe Square Apartments Limited Partnership;
              Greentrees Apartments Limited Partnership; Big
              Beaver-Rochester Properties Limited Partnership; Century
              Realty Investment Company Limited Partnership

2.24          Contribution Agreement dated March 2, 1998 among Home       Incorporated by reference to the
              Properties of New York, L.P., Braddock Lee Limited          Form 8-K filed by Home Properties of
              Partnership and Tower Construction Group, LLC               New York, Inc., dated 3/24/98 (the
                                                                          "3/24/98 8-K")

2.25          Contribution Agreement dated March 2, 1998 among Home       Incorporated by reference to the
              Properties of New York, L.P., Park Shirlington Limited      3/24/98 8-K
              Partnership and Tower Construction Group, LLC

2.27          Form of Contribution Agreement among Home Properties of     Incorporated by reference to the
              New York, L.P. and Strawberry Hill Apartment Company        Form 8-K filed by Home Properties of
              LLLP, Country Village Limited Partnership, Morningside      New York, Inc. on 5/22/98 (the
              Six, LLLP, Morningside North Limited Partnership and        "5/22/98 8-K")
              Morningside Heights Apartment Company Limited Partnership
              with schedule setting forth material details in which
              documents differ from form

2.29          Form of Contribution Agreement dated June 7, 1999,          Incorporated by reference to the
              relating to the CRC Portfolio with schedule setting forth   Form 8-K filed by Home Properties of
              material details in which documents differ from form        New York, Inc. on 7/2/99 (the
                                                                          "7/2/99 8-K")

2.30          Form of Contribution Agreement relating to the              Incorporated by reference to the
              Mid-Atlantic Portfolio with schedule setting forth          Form 8-K filed by Home Properties of
              material details in which documents differ from form        New York, Inc. on 7/30/99

2.31          Contribution Agreement among Home Properties of New York,   Incorporated by reference to the
              L.P., Leonard Klorfine, Ridley Brook Associates and the     Form 8-K filed by Home Properties of
              Greenacres Associates                                       New York, Inc. on 10/5/99 (the
                                                                          "10/5/99 8-K")

2.33          Contribution Agreement among Home Properties of New York,   Incorporated by reference to the
              L.P., Gateside-Bryn Mawr Company, L.P., Willgold Company,   Form 8-K filed by Home Properties of
              Gateside-Trexler Company, Gateside-Five Points Company,     New York, Inc. on 4/5/00
              Stafford Arms, Gateside-Queensgate Company, Gateside
              Malvern Company, King Road Associates and Cottonwood
              Associates

2.34          Form of Contribution Agreement between Old Friends          Incorporated by reference to the
              Limited Partnership and Home Properties of New York, L.P.   Form 8-K/A filed by Home Properties
              and Home Properties of New York, Inc., along with           of New York, Inc. on 12/5/00 (the
              Amendments Number 1 and 2 thereto                           "12/5/00 8-K")

2.35          Form of Contribution Agreement between Deerfield Woods      Incorporated by reference to the
              Venture Limited Partnership and Home Properties of New      12/5/00 8-K/A
              York, L.P.

2.36          Form of Contribution Agreement between Macomb Apartments    Incorporated by reference to the
              Limited Partnership and Home Properties of New York, L.P.   12/5/00 8-K/A

2.37          Form of Contribution Agreement between Home Properties of   Incorporated by reference to the
              New York, L.P. and Elmwood Venture Limited Partnership      12/5/00 8-K/A

2.38          Form of Sale Purchase and Escrow Agreement between Bank     Incorporated by reference to the
              of America as Trustee and Home Properties of New York,      12/5/00 8-K/A
              L.P.

2.39          Form of Contribution Agreement between Home Properties of   Incorporated by reference to the
              New York, L.P., Home Properties of New York, Inc. and S&S   12/5/00 8-K/A
              Realty, a New York General Partnership (South Bay)

2.40          Form of Contribution Agreement between Hampton Glen         Incorporated by reference to the
              Apartments Limited Partnership and Home Properties of New   12/5/00 8-K/A
              York, L.P.

2.41          Form of Contribution Agreement between Home Properties of   Incorporated by reference to the
              New York, L.P. and Axtell Road Limited Partnership          12/5/00 8-K/A

2.42          Form of Contribution Agreement between Elk Grove Terrace    Incorporated by reference to the
              II and III, L.P., Elk Grove Terrace, L.P. and Home          Form 8-K filed by Home Properties of
              Properties of New York, L.P.                                New York, Inc. on 1/10/01

3.1           Articles of Amendment and Restatement of Articles of        Incorporated by reference to Home
              Incorporation of Home Properties of New York, Inc.          Properties of New York, Registration
                                                                          Statement on Form S-11, File No.
                                                                          33-78862 (the "S-11 Registration
                                                                          Statement")

3.2           Articles of Amendment of the Articles of Incorporation of   Incorporated by reference to the
              Home Properties of New York, Inc.                           Home Properties of New York, Inc.
                                                                          Registration Statement on Form S-3
                                                                          File No. 333-52601 filed May 14,
                                                                          1998 (the "5/14/98 S-3")

3.3           Articles of Amendment of the Articles of Incorporation of   Incorporated by reference to 7/2/99
              Home Properties of New York, Inc.                           8-K

3.4           Amended and Restated Articles Supplementary of Series A     Incorporated by reference to the
              Senior Convertible Preferred Stock of Home Properties of    Home Properties of New York, Inc.
              New York, Inc.                                              Registration Statement on Form S-3,
                                                                          File No. 333-93761, filed 12/29/99
                                                                          (the "12/29/99 S-3")

3.5           Series B Convertible Cumulative Preferred Stock Articles    Incorporated by reference to the
              Supplementary to the Amended and Restated Articles of       Home Properties of New York, Inc.
              Incorporation of Home Properties of New York, Inc.          Registration Statement on Form S-3,
                                                                          File No. 333-92023, filed 12/3/99

3.6           Series C Convertible Cumulative Preferred Stock Articles    Incorporated by reference to the
              Supplementary to the Amended and Restated Articles of       Form 8-K filed by Home filed by Home
              Incorporation of Home Properties of New York, Inc.          Properties of New York, Inc. on
                                                                          5/22/00 (the "5/22/00 8-K")

3.7           Series D Convertible Cumulative Preferred Stock Articles    Incorporated by reference to the
              Supplementary to the Amended and Restated Articles of       Form 8-K filed by Home Properties of
              Incorporation of Home Properties of New York, Inc.          New York, Inc. on 6/12/00 (the
                                                                          "6/12/00 8-K")

3.8           Series E Convertible Cumulative Preferred Stock Articles    Incorporated by reference to the
              Supplementary to the Amended and Restated Articles of       Form 8-K filed by Home Properties of
              Incorporation of Home Properties of New York, Inc.          New York, Inc. on 12/22/00 (the
                                                                          "12/22/00 8-K)

3.9           Amended and Restated By-Laws of Home Properties of New      Incorporated by reference to the
              York, Inc. (Revised 12/30/96)                               Form 8-K filed by Home Properties of
                                                                          New York, Inc. dated December 23,
                                                                          1996 (the "12/23/96 8- K")

3.10          Series F Cumulative Redeemable Preferred Stock Articles     Incorporated by reference to the
              Supplementary to the Amended and Restated Articles of       Form 8-A12B filed by Home Properties
              Incorporation of Home  Properties of New York, Inc.         of New York, Inc. on March 20, 2002

4.1           Form of certificate representing Shares of Common Stock     Incorporated by reference to the
                                                                          Form 10- K filed by Home Properties
                                                                          of New York, Inc. for the period
                                                                          ended 12/31/94 (the "12/31/94 10-K")

4.2           Agreement of Home Properties of New York, Inc. to file      Incorporated by reference to the
              instruments defining the rights of holders of long-term     12/31/94 10-K
              debt of it or its subsidiaries with the Commission upon
              request

4.7           Spreader, Consolidation, Modification and Extension         Incorporated by reference to the
              Agreement between Home Properties of New York, L.P. and     Form 10-K filed by Home Properties
              John Hancock Mutual Life Insurance Company, dated as of     New York, Inc. for the period ended
              October 26, 1995, relating to indebtedness in the           12/31/95 (the "12/31/95 10-K")
              principal amount of $20,500,000

4.8           Amended and Restated Stock Benefit Plan of Home             Incorporated by reference to the
              Properties of New York, Inc.                                6/6/97 8-K

4.9           Amended and Restated Dividend Reinvestment, Stock           Incorporated by reference to the
              Purchase, Resident Stock Purchase and Employee Stock        Form 8-K filed by Home Properties of
              Purchase Plan                                               New York, Inc., dated 12/23/97

4.10          Amendment No. One to Amended and Restated Dividend          Incorporated by reference to the
              Reinvestment, Stock Purchase, Resident Stock Purchase and   Home Properties of New York, Inc.
              Employee Stock Purchase Plan                                Registration Statement on Form S-3,
                                                                          File No. 333-49781, filed on 4/9/98
                                                                          (the "4/9/98 S-3")

4.11          Amendment No. Two to Amended and Restated Dividend          Incorporated by reference to the
              Reinvestment, Stock Purchase, Resident Stock Purchase and   Home Properties of New York Inc.
              Employee Stock Purchase Plan                                Registration Statement on Form S-3,
                                                                          File No. 333-58799, filed on 7/9/98
                                                                          (the "7/9/98 S-3")

4.12          Amended and Restated Dividend Reinvestment, Stock           Incorporated by reference to Home
              Purchase, Resident Stock Purchase and Employee Stock        Properties of New York, Inc. Form
              Purchase Plan                                               10-Q for the Quarter ended 6/30/98
                                                                          (the "6/30/98 10-Q")

4.13          Amendment No. Three to Amended and Restated  Dividend       Incorporated by reference to the
              Reinvestment, Stock Purchase, Resident Stock Purchase and   Home Properties of New York, Inc.
              Employee Stock  Purchase Plan                               Registration Statement on Form S-3,
                                                                          Registration No. 333-67733, filed on
                                                                          11/23/98 (the "11/23/98 S-3")

4.14          Directors' Stock Grant Plan                                 Incorporated by reference to the
                                                                          5/22/98 8-K

4.15          Director, Officer and Employee Stock Purchase and Loan      Incorporated by reference to 5/22/98
              Plan                                                        8-K

4.16          Home Properties of New York, Inc., Home Properties of New   Incorporated by reference to the
              York, L.P. Executive Retention Plan                         7/2/99 8-K

4.17          Home Properties of New York, Inc. Deferred  Bonus Plan      Incorporated by reference to the
                                                                          7/2/99 8-K

4.18          Fourth Amended and Restated Dividend Reinvestment, Stock    Incorporated by reference to the
              Purchase, Resident Stock Purchase and Employee Stock        Registration Statement on Form S-3,
              Purchase Plan                                               File No. 333-94815 filed on 1/18/2000

4.19          Directors Deferred Compensation Plan                        Incorporated by reference to the
                                                                          Home Properties of New York, Inc.
                                                                          Form 10-K for the period ended
                                                                          12/31/99 (the "12/31/99 10-K")

4.23          Home Properties of New York, Inc. Amendment Number One to   Incorporated by reference to the
              the Amended and Restated Stock Benefit Plan                 Form 10-Q of Home Properties of New
                                                                          York, Inc. for the quarter ended
                                                                          3/31/00 (the "3/31/00 10-Q")

4.24          Fifth Amended and Restated Dividend Reinvestment, Stock     Incorporated by reference to the
              Purchase, Resident Stock Purchase and Employee Stock        Registration Statement on Form S-3,
              Purchase Plan                                               file No. 333-54160, filed 1/23/01

4.25          Sixth Amended and Restated Dividend Reinvestment and        Incorporated by reference to the
              Direct Stock Purchase Plan                                  Form 10-K filed by Home Properties
                                                                          of New York, Inc., for the annual
                                                                          period ended 12/31/00 (the "12/31/00
                                                                          10-K")

4.26          Home Properties of New York, Inc. Amendment Number Two to   Incorporated by reference to the
              the Amended and Restated Stock Benefit Plan                 Form 10-K filed by Home Properties
                                                                          of New York, Inc. for the annual
                                                                          period ended 12/31/01 (the "12/31/01
                                                                          10-K")

4.27          Amendment No. One to Home Properties of New York, Inc.      Incorporated by reference to the
              Deferred Bonus Plan                                         12/31/01 10-K

4.28          Amended and Restated Director Deferral  Compensation Plan   Incorporated by reference to  Form
                                                                          10-K of Home Properties of  New
                                                                          York, Inc. filed for the  annual
                                                                          period ended 12/31/02  (the
                                                                          "12/31/02 10-K")

4.29          Amendment No. Two to Deferred Bonus Plan                    Incorporated by reference to  the
                                                                          12/31/02 10-K

10.1          Second Amended and Restated Agreement Limited Partnership   Incorporated by reference to the
              of Home Properties of New York, L.P.                        Form 8-K filed by Home Properties of
                                                                          New York, Inc. dated 9/26/97 (the
                                                                          "9/26/97 8-K")

10.2          Amendments No. One through Eight to the Second Amended      Incorporated by reference to Form
              and Restated Agreement of Limited Partnership of Home       10-K of Home Properties of New York,
              Properties of New York, L.P.                                Inc. for the period ended 12/31/97
                                                                          (the "12/31/97 10-K")

10.3          Articles of Incorporation of Home Properties Management,    Incorporated by reference to the
              Inc.                                                        S-11 Registration Statement

10.4          By-Laws of Home Properties Management, Inc.                 Incorporated by reference to S-11
                                                                          Registration Statement

10.5          Articles of Incorporation of Conifer Realty Corporation     Incorporated by reference to
                                                                          12/31/95 10-K

10.6          Articles of Amendment to the Articles of Incorporation of   Incorporated by reference to the
              Conifer Realty Corporation Changing the name to Home        12/31/00 10-K
              Properties Resident Services, Inc.

10.7          By-Laws of Conifer Realty Corporation (now Home             Incorporated by reference to the
              Properties Resident Services, Inc.)                         12/31/95 10-K

10.8          Home Properties Trust Declaration of Trust, dated           Incorporated by reference to the
              September 19, 1997                                          Form 8-K filed by Home Properties of
                                                                          New York, Inc. dated 9/26/97 (the
                                                                          "9/26/97 10-K")

10.13         Indemnification Agreement between Home Properties of New    Incorporated by reference to the
              York, Inc. and certain officers and directors               Form 10-Q filed by Home Properties
                                                                          of New York, Inc. for the quarter
                                                                          ended 6/30/94 (the "6/30/94 10-Q")

10.15         Indemnification Agreement between Home Properties of New    Incorporated by reference to the
              York, Inc. and Alan L. Gosule                               Form 10-K filed by Home Properties
                                                                          of New York, Inc. for the annual
                                                                          period ended 12/31/96 (the 12/31/96
                                                                          10-K")

10.17         Agreement of Operating Sublease, dated October 1, 1986,     Incorporated by reference to the
              among KAM, Inc., Morris Massry and Raintree Island          S-11 Registration Statement
              Associates, as amended by Letter Agreement Supplementing
              Operating Sublease dated October 1, 1986

10.18         Form of Term Promissory Note payable to Home Properties     Incorporated by reference to the
              of New York, by officers and directors in association       12/31/96 10-K
              with the Executive and Director Stock Purchase and Loan
              Program

10.19         Form of Pledge Security Agreement executed by officers      Incorporated by reference to the
              and directors in connection with Executive and Director     12/31/96 10-K
              Stock Purchase and Loan Program

10.20         Schedule of Participants, loan amounts and shares issued    Incorporated by reference to the
              in connection with the Executive and Director Stock         12/31/96 10-K
              Purchase and Loan Program

10.21         Subordination Agreement between Home Properties of New      Incorporated by reference to the
              York, Inc. and The Chase Manhattan Bank relating to the     12/31/96 10-K
              Executive and Director Stock Purchase and Loan Program

10.26         Amendment No. Nine to the Second Amended and Restated       Incorporated by reference to 5/14/98
              Agreement of Limited Partnership of the Operating           S-3
              Partnership

10.27         Master Credit Facility Agreement by and among Home          Incorporated by reference to the
              Properties of New York, Inc., Home Properties of New        Home Properties of New York, Inc.
              York, L.P., Home Properties WMF I LLC and Home Properties   Form 10-Q for the quarter ended
              of New York, L.P. and P-K Partnership doing business as     9/30/98 (the "9/30/98 10-Q")
              Patricia Court and Karen Court and WMF Washington
              Mortgage Corp., dated as of August 28, 1998

10.28         First Amendment to Master Credit Facility Agreement,        Incorporated by reference to the
              dated as of December 11, 1998 among Home Properties of      Form 10-K filed by Home Properties
              New York, Inc., Home Properties of New York, L.P., Home     of New York, Inc. for the annual
              Properties WMF I LLC and Home Properties of New York,       period ended 12/31/98 ( the
              L.P. and P-K Partnership doing business as Patricia Court   "12/31/98 10-K")
              and Karen Court and WMF Washington Mortgage Corp. and
              Fannie Mae

10.29         Second Amendment to Master Credit Facility Agreement,       Incorporated by reference to the
              dated as of August 30, 1999 among Home Properties of New    12/31/99 10-K
              York, Inc., Home Properties of New York, L.P., Home
              Properties WMF I LLC and Home Properties of New York,
              L.P. and P-K Partnership doing business as Patricia Court
              and Karen Court and WMF Washington Mortgage Corp. and
              Fannie Mae

10.30         Amendments Nos. Ten through Seventeen to the Second         Incorporated by reference to the
              Amended and Restated Limited Partnership Agreement          12/31/98 10-K

10.31         Amendments Nos. Eighteen through Twenty- Five to the        Incorporated by reference to the
              Second Amended and Restated Limited Partnership Agreement   Home Properties of New York, Inc.
                                                                          Form 10-Q for the quarter ended
                                                                          9/30/99 (the "9/30/99 10-Q")

10.32         Credit Agreement, dated 8/23/99 between Home Properties     Incorporated by reference to the
              of New York, L.P., the Lenders, Party hereto and            9/30/99 10-Q
              Manufacturers and Traders Trust Company as Administrative
              Agent

10.33         Amendment No. Twenty-Seven to the Second Amended and        Incorporated by reference to the
              Restated Limited Partnership Agreement                      12/29/99 S-3

10.34         Amendments Nos. Twenty-Six and Twenty-Eight through         Incorporated by reference to the
              Thirty to the Second Amended and Restated Limited           12/31/99 10-K
              Partnership Agreement

10.35         Registration Rights Agreement between Home Properties of    Incorporated by reference to the
              New York, Inc. and GE Capital Equity Investment, Inc.,      12/31/99 10-K
              dated 9/29/99

10.36         Amendment to Partnership Interest Purchase Agreement and    Incorporated by reference to the
              Exchange Agreement                                          12/29/99 S-3

10.37         2000 Stock Benefit Plan                                     Incorporated by reference to the
                                                                          12/31/99 10-K

10.39         Purchase Agreement between Home Properties of New York,     Incorporated by reference to the
              Inc. and The Equitable Life Assurance Society of the        6/12/00 8-K
              United States

10.41         Home Properties of New York, L.P. Amendment Number One to   Incorporated by reference to the
              Executive Retention Plan                                    3/31/00 10-Q

10.42         Amendments No. Thirty-One and Thirty-Two to the Second      Incorporated by reference to the
              Amended and Restated Limited Partnership Agreement          3/31/00 10-Q

10.47         Employment Agreement between Home Properties of New York,   Incorporated by reference to the
              L.P., Home Properties of New York Inc. and Edward J.        12/31/00 10-K
              Pettinella, and Amendment No. One, thereto

10.49         Amendment No. Thirty Three to the Second Amended and        Incorporated by reference to the
              Restated Limited Partnership Agreement                      12/31/00 10-K

10.50         Amendment No. Thirty Five to the Second Amended and         Incorporated by reference to the
              Restated Limited Partnership Agreement                      12/31/00 10-K

10.51         Amendment No. Forty Two to the Second Amended and           Incorporated by reference to the
              Restated Limited Partnership Agreement                      12/31/00 10-K

10.52         Amendments Nos. Thirty Four, Thirty Six through Forty       Incorporated by reference to the
              One, Forty Three and Forty Four to the Second Amended and   12/31/00 10-K
              Restated Limited Partnership Agreement

10.53         Purchase and Sale Agreement among Home Properties of New    Incorporated by reference to the
              York, L.P., Conifer Realty Corporation and Conifer Realty   12/31/00 10-K
              LLC, and Amendments Nos. One and Two thereto.

10.57         Amendment Nos. Forty-Five through Fifty-One to the Second   Incorporated by reference to the
              Amendment and Restated Limited Partnership Agreement        12/31/01 10-K

10.58         Home Properties of New York, Inc. Amendment No. One to      Incorporated by reference to the
              2000 Stock Benefit Plan                                     12/31/01 10-K

10.59         Home Properties of New York, Inc. Amendment No. Two to      Incorporated by reference to the
              2000 Stock Benefit Plan                                     12/31/01 10-K

10.60         Amendment Nos. Fifty-Two to Fifty-Five to the  Second       Incorporated by reference to the
              Amended and Restated Limited Partnership  Agreement         Form 10-Q filed by Home Properties
                                                                          of New York, Inc. for the quarter
                                                                          ended 9/30/02 (the "9/30/02 10-Q")

10.61         Amendment Nos. Fifty-Six to Fifty-Eight to the  Second      Incorporated by reference to the
              Amended and Restated Limited Partnership  Agreement         Form 10-K filed by Home Properties
                                                                          of New York, Inc. for the annual
                                                                          period ended 12/31/02 (the "12/31/02
                                                                          10-K")

10.62         Amendment No. Two to Credit Agreement                       Incorporated by reference to the
                                                                          9/30/02 10Q

10.63         Purchase and Sale Agreement, dated as of  January 1, 2004   Filed herewith
              among Home Properties of New  York, L.P., Home Properties
              Management, Inc.  and Home Leasing, LLC, dated January 1,
              2004

10.64         Amendment Nos. Fifty-Nine through Sixty-Seven  to the       Filed herewith
              Second Amended and Restated Limited  Partnership Agreement

10.65         Home Properties of New York, Inc. Amendment  No. Three to   Filed herewith
              2000 Stock Benefit Plan

10.66         Employment Agreement, dated as of October 28,  2003         Incorporated by reference to the
              between Home Properties, L.P., Home  Properties, Inc.,      Form 8-K filed by Home Properties of
              and Nelson B. Leenhouts                                     New York, Inc. on 10/29/03 (the
                                                                          "10/29/03 8-K")

10.67         Employment Agreement, dated as of October 28,  2003         Incorporated by reference to the
              between Home Properties, L.P., Home  Properties, Inc. and   10/29/03 8-K
              Norman B. Leenhouts

10.68         Home Properties of New York, Inc. 2003 Stock  Benefit Plan  Incorporated by reference to
                                                                          Schedule 14A filed by Home
                                                                          Properties of New York, Inc. on
                                                                          March 28, 2003

10.69         Amendment Number Two to Home Properties of New  York,       Filed herewith
              Inc. and Home Properties of New York,  L.P. Executive
              Retention Plan

11            Computation of Per Share Earnings Schedule                  Filed herewith

14.1          Home Properties of New York, Inc. Code of  Ethics for       Filed herewith
              Senior Finance Officers

14.2          Home Properties of New York, Inc. Code of  Business         Filed herewith
              Conduct and Ethics

21            List of Subsidiaries of Home Properties of New York, Inc.   Filed herewith

23            Consent of PricewaterhouseCoopers LLP                       Filed herewith

31.1          Section 302 Certification of Chief Executive Officer        Furnished herewith

31.2          Section 302 Certification of Chief Financial Officer        Furnished herewith

32.1          Section 906 Certification of Chief Executive Officer        Filed herewith

32.2          Section 906 Certification of Chief Financial Officer        Filed herewith

99            Additional Exhibits - Debt Summary Schedule                 Filed herewith