Form 10-Q
period 2004-03-31
HOME PROPERTIES INC
filed 2004-05-10
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                  ---------------------------------------------

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

                                  YES   X    NO ____
                                      -----    -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).

                                  YES   X    NO ____
                                      -----    -----

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:

 Class of Common Stock                            Outstanding at April 30, 2004
 ---------------------                            -----------------------------
     $.01 par value                                        32,726,138

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
              March 31, 2004 (Unaudited) and December 31, 2003                 3

          Consolidated Statements of Operations (Unaudited) -
              Three months ended March 31, 2004 and 2003                       4

          Consolidated Statements of Comprehensive Income (Unaudited) -        5
              Three months ended March 31, 2004 and 2003

          Consolidated Statements of Cash Flows (Unaudited) -                  6
              Three months ended March 31, 2004 and 2003

          Notes to Consolidated Financial Statements (Unaudited)            7-18

 Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    19-30

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          31

 Item 4.  Controls and Procedures                                             32

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                    33

          Signatures                                                          34

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           2004               2003
                                                                                           ----               ----
                                                                                     (Unaudited)            (Note1)
ASSETS
Real estate:
  Land                                                                               $   414,345         $  387,655
  Buildings, improvements and equipment                                                2,725,734          2,365,337
                                                                                      ----------         ----------
                                                                                       3,140,079          2,752,992
  Less:  accumulated depreciation                                                    (415,316)       (330,062)
                                                                                      ----------         ----------
         Real estate, net                                                              2,724,763          2,422,930

Cash and cash equivalents                                                                  7,104              5,103
Cash in escrows                                                                           48,295             39,660
Accounts receivable                                                                        4,660              4,437
Prepaid expenses                                                                          19,427             18,184
Investment in and advances to affiliates                                                      48              5,253
Deferred charges                                                                          14,275              9,057
Other assets                                                                               7,621              8,693
                                                                                      ----------         ----------
         Total assets                                                                 $2,826,193         $2,513,317
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                $1,575,406         $1,380,696
Line of credit                                                                            71,000                  -
Accounts payable                                                                          15,598             13,178
Accrued interest payable                                                                   9,989              7,013
Accrued expenses and other liabilities                                                    18,945             18,959
Security deposits                                                                         24,268             21,664
                                                                                      ----------         ----------
         Total liabilities                                                             1,715,206          1,441,510
                                                                                      ----------         ----------

Commitments and contingencies
Minority interest                                                                        357,376            330,544
                                                                                      ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 3,000,000 shares authorized; 2,400,000 shares issued and outstanding at
     March 31, 2004 and December 31, 2003                                                 60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding at March 31, 2004 and
     December 31, 2003                                                                    25,000             25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 32,688,962 and
     31,966,240 shares issued and outstanding at March 31, 2004 and December
     31, 2003, respectively                                                                  327                320
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                     -                  -
   Additional paid-in capital                                                            813,290            785,710
   Accumulated other comprehensive income (loss)                                    (470)       (542)
   Distributions in excess of accumulated earnings                                  (144,456)       (128,910)
   Officer and director notes for stock purchases                                   (80)       (315)
                                                                                      ----------         ----------
         Total stockholders' equity                                                      753,611            741,263
                                                                                      ----------         ----------
         Total liabilities and stockholders' equity                                   $2,826,193         $2,513,317
                                                                                      ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             2004             2003
                                                                                             ----             ----
Revenues:
   Rental income                                                                         $108,526         $100,183
   Property other income                                                                    4,054            3,596
   Interest and dividend income                                                               152              155
   Other income                                                                               465            1,199
                                                                                       ----------       ----------
         Total Revenues                                                                   113,197          105,133
                                                                                       ----------       ----------

Expenses:
   Operating and maintenance                                                               54,232           48,651
   General and administrative                                                               4,725            5,119
   Interest                                                                                21,332           20,946
   Depreciation and amortization                                                           21,711           18,815
   Prepayment penalty                                                                         196            1,349
   Impairment of assets held as General Partner                                             1,116              427
                                                                                       ----------       ----------
         Total Expenses                                                                   103,312           95,307
                                                                                       ----------       ----------
Income from operations                                                                      9,885            9,826
Equity in earnings (losses) of unconsolidated affiliates                             (538)     (740)
                                                                                       ----------       ----------
Income before minority interest and discontinued operations                                 9,347            9,086
Minority interest                                                                           2,468            2,052
                                                                                       ----------       ----------
Income from continuing operations                                                           6,879            7,034
                                                                                       ----------       ----------
Discontinued operations
   Income (loss) from operations, net of $55 in 2003 allocated to minority
     interest                                                                                   -    (96)
   Gain (loss) on disposition of property, net of $6 in 2004 and $263 in 2003
     allocated to minority interest                                                 (13)             451
                                                                                       ----------       ----------
Discontinued operations                                                             (13)             355
                                                                                       ----------       ----------
Income before loss on disposition of property and business and cumulative
   effect of change in accounting principle                                                 6,866            7,389
Loss on disposition of property and business, net of $33 in 2004 allocated to
   minority interest                                                                (67)               -
                                                                                       ----------       ----------
Income before cumulative effect of change in accounting principle                           6,799            7,389
Cumulative effect of change in accounting principle, net of $159 allocated to
minority interest                                                                    (321)               -
                                                                                       ----------       ----------
Net Income                                                                                  6,478            7,389
Preferred dividends                                                                   (1,898)     (3,518)
                                                                                       ----------       ----------
Net income available to common shareholders                                           $     4,580      $     3,871
                                                                                       ==========       ==========

Basic earnings per share data:
   Income from continuing operations                                                       $  .15           $  .13
   Discontinued operations                                                                     -               .01
   Cumulative effect of change in accounting principle                                     (  .01)              -
                                                                                       ----------       ----------
Net income available to common shareholders                                                $  .14           $  .14
                                                                                       ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                                       $  .15           $  .13
   Discontinued operations                                                                     -               .01
   Cumulative effect of change in accounting principle                                     (  .01)              -
                                                                                       ----------       ----------
Net income available to common shareholders                                                $  .14           $  .14
                                                                                       ==========       ==========

Weighted average number of shares outstanding:
  Basic                                                                                32,321,929       27,534,484
                                                                                       ==========       ==========
  Diluted                                                                              32,874,561       27,731,627
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                                 2004           2003
                                                                 ----           ----
Net income                                                     $6,478         $7,389
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                     72             56
                                                               ------         ------

Comprehensive income                                           $6,550         $7,445
                                                               ======         ======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                                                         2004           2003
                                                                                         ----           ----
Cash flows from operating activities:
  Net income                                                                          $ 6,478        $ 7,389
                                                                                     --------      ---------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                             538            740
     Income allocated to minority interest                                              2,270          2,260
     Depreciation and amortization                                                     22,090         19,423
     Impairment of assets held as General Partner                                       1,116            427
     Impairment of real property                                                            -            423
     (Gain) loss on disposition of property and business                                  119       (714)
     Loss from early extinguishment of debt                                               196          1,349
     Cumulative effect of change in accounting principle                                  480              -
     Changes in assets and liabilities:
        Other assets                                                                    1,491          4,416
        Accounts payable and accrued liabilities                                        2,777       (2,204)
                                                                                     --------      ---------
         Total adjustments                                                             31,077         26,120
                                                                                     --------      ---------
         Net cash provided by operating activities                                     37,555         33,509
                                                                                     --------      ---------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                            (64,376)      (32,173)
   Additions to properties                                                           (19,996)      (19,724)
   Proceeds from sale of properties and business, net                                       -         20,340
   Proceeds from sale of affordable properties, net                                       137
   Advances to affiliates                                                            (795)      (1,168)
   Payments on advances to affiliates                                                      89          1,869
                                                                                     --------      ---------
         Net cash used in investing activities                                       (84,941)      (30,857)
                                                                                     --------      ---------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                                             14,509          7,478
   Proceeds from mortgage notes payable                                                15,717              -
   Payments of mortgage notes payable                                                (19,939)      (13,820)
   Payment of prepayment penalty in connection with the early
     extinguishment of debt                                                          (196)      (1,349)
   Proceeds from line of credit                                                        96,000         60,000
   Payments on line of credit                                                        (25,000)      (30,000)
   Payments of deferred loan costs                                                   (129)      (175)
   Withdrawals from (additions to) cash escrows, net                                 (990)         5,021
   Repayment of officer loans                                                             235             99
   Dividends and distributions paid                                                  (31,670)      (29,890)
                                                                                     --------      ---------
         Net cash provided by (used in) financing activities                           48,537       (2,635)
                                                                                     --------      ---------

Net increase in cash and cash equivalents                                               1,151             16
Cash and cash equivalents:
   Beginning of year                                                                    5,103          8,782
   Cash assumed in connection with FIN 46 consolidation
                                                                                          850              -
                                                                                     --------      ---------
   End of year                                                                       $  7,104      $   8,798
                                                                                     ========      =========
Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions                         $ 69,782      $       -
Conversion of preferred to common stock                                                     -         10,000
Exchange of UPREIT Units/partnership interest for common shares                         5,267          3,278
Fair value of hedge instruments                                                           849          1,529
Issuance of UPREIT Units associated with property and other acquisitions               12,105          4,806
Increase in real estate associated with the purchase of UPREIT Units                    4,940              -
Compensation cost of stock options issued                                                 248            202
Net real estate assumed in connection with FIN 46 consolidation                       152,319              -
Other assets assumed in connection with FIN 46 consolidation                           11,916              -
Mortgage debt assumed in connection with FIN 46 consolidation                         129,149              -
Other liabilities assumed in connection with FIN 46 consolidation                       5,363              -

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements

     The interim consolidated financial statements of Home Properties, Inc. (the
     "Company")  have been prepared in  accordance  with  accounting  principles generally  accepted in the United  States of America for interim  financial information and the applicable  rules and regulations of the Securities and
     Exchange Commission.  Accordingly,  certain disclosures accompanying annual financial  statements  prepared in accordance  with  accounting  principles generally  accepted  in the  United  States of  America  are  omitted.  The year-end balance sheet data was derived from audited financial  statements, but does not include all  disclosures  required  by  accounting  principles generally  accepted  in the United  States of  America.  In the  opinion of
     management,   all  adjustments,   consisting  solely  of  normal  recurring
     adjustments,  necessary  for  the  fair  presentation  of the  consolidated financial  statements  for the  interim  periods  have been  included.  The current  period's  results of operations are not necessarily  indicative of results  which  ultimately  may be  achieved  for  the  year.  The  interim consolidated  financial  statements  and  notes  thereto  should be read in conjunction  with the consolidated  financial  statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

2.   Organization and Basis of Presentation

     Organization
     ------------

     The Company is engaged primarily in the ownership, management, acquisition,
     and   rehabilitation   of   residential   apartment   communities   in  the
     Northeastern,  Mid-Atlantic and Midwestern  United States.  As of March 31,
     2004,  the  Company   operated  201  apartment   communities   with  49,272
     apartments. Of this total, the Company owned 154 communities, consisting of
     42,224  apartments,  managed as general  partner 4,746  apartments  and fee managed 2,302 apartments for affiliates and third parties.

     Basis of Presentation
     ---------------------

     The accompanying  consolidated financial statements include the accounts of the Company and its 67.1% (63.3% at March 31, 2003) partnership interest in the  Operating  Partnership.  Such  interest  has  been  calculated  as the percentage of outstanding  common shares  divided by the total  outstanding common shares and Operating Partnership Units ("UPREIT Units") outstanding.
     The  remaining  32.9%  (36.7% at March 31,  2003) is  reflected as Minority
     Interest in these  consolidated  financial  statements.  The Company owns a
     1.0%  general  partner  interest  in  the  Operating  Partnership  and  the remainder as a limited  partner through its wholly owned  subsidiary,  Home
     Properties I, LLC, which owns 100% of the limited partner,  Home Properties
     Trust.  Home  Properties  Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT  subsidiary  ("QRS") and owns the
     Company's  share  of  the  limited  partner   interests  in  the  Operating
     Partnership.  For  financing  purposes,  the  Company  has formed a limited
     liability   company  (the  "LLC")  and  a   partnership   (the   "Financing
     Partnership"),   which  beneficially  own  certain  apartment   communities
     encumbered  by  mortgage  indebtedness.  The  LLC is  wholly  owned  by the
     Operating  Partnership.  The  Financing  Partnership  is owned 99.9% by the
     Operating Partnership and 0.1% by the QRS.

     The accompanying  consolidated financial statements include the accounts of two wholly owned subsidiaries,  Home Properties  Management,  Inc. and Home
     Properties  Resident  Services,  Inc.  (the  "Management  Companies").  All
     significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)

     Through  March 30,  2004,  the  Company  accounted  for its  investment  as managing  general  partner  ("GP")  in  unconsolidated  affordable  housing
     limited   partnerships  ("LP")  using  the  equity  method  of  accounting.
     Effective March 31, 2004, the Company adopted FASB  Interpretation No. 46R,
     Consolidation   of   Variable   Interest   Entities   ("FIN   46R").   This
     interpretation  addresses consolidation by business enterprises of variable interest  entities in which the equity investment at risk is not sufficient
     to  permit  the  entity  to  finance  its  activities   without  additional
     subordinated  financial  support from other  parties or in which the equity investors  do not  have  the  characteristics  of a  controlling  financial interest.  This  interpretation  requires a variable  interest entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to
     receive  a  majority  of  the  entity's   residual  returns  or  both.  The
     interpretation  also requires  disclosures about variable interest entities that the  company  is not  required  to  consolidate  but in which it has a significant  variable  interest.  At this date,  the Company is the general partner in 41 limited  partnerships.  The Company has made a  determination that all 41  limited  partnerships  are  Variable  Interest  Entities.  The
     Company has further determined that it is the primary  beneficiary in 34 of
     the  limited   partnerships  and  therefore   consolidated  these  entities
     effective  March 31, 2004.  Home  Properties  determined that it is not the primary beneficiary in seven partnerships  syndicated under U.S. Department of Housing and Urban Development subsidy programs.  These seven investments will continue to be accounted for under the equity method.  For those seven investments, the Company will continue to record its allocable share of the respective  partnership's  income  or  loss  based  on  the  terms  of  the agreement.  To the extent it is determined that the LPs cannot absorb their share of the  losses,  if any,  the GP will  record  the LPs  share of such losses.  The Company will absorb  such losses to the extent the Company has outstanding  loans or  advances  and the limited  partner has no  remaining capital account.  The Company has no loans to the seven  partnerships as of
     March 31, 2004 and therefore did not absorb an LP share of losses.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

     New Accounting Standards
     ------------------------

     In March 2004, the FASB issued EITF 03-6 "Participating  Securities and the
     Two-Class  Method under FASB Statement 128,  Earnings per Share." EITF 03-6 addresses a number of questions  regarding the  computation of earnings per share by companies that have issued securities other than common stock that contractually  entitle the holder to  participate in dividends and earnings of the company  when,  and if, it declares  dividends on its common  stock.
      The issue also provides  further guidance in applying the two-class method
     of  calculating  EPS.    It  clarifies  what  constitutes  a  participating
     security and how to apply the two-class  method of computing EPS once it is determined  that a security  is  participating,  including  how to allocate undistributed  earnings to such a security.  The EITF is effective  for the first fiscal periods  beginning after March 31, 2004. The Company preferred shares are non-participating as defined under the provisions of EITF 03-06.
     The  provisions of EITF 03-6 are not expected to have a material  impact on the Company's financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)

     In May 2003, FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
     Instruments  with  Characteristics  of Both  Liabilities  and Equity." This
     Statement  establishes  standards for how an issuer classifies and measures certain financial  instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial  instrument that is within its scope as a liability (or an asset in some  circumstances).  This
     Statement is effective for financial  instruments  entered into or modified after May 31, 2003,  and  otherwise  is  effective at the  beginning of the first interim period beginning after June 15, 2003. On October 29, 2003 the
     FASB  indefinitely  deferred the  provisions of paragraphs 9 and 10 of SFAS
     No. 150 as they apply to mandatorily redeemable  noncontrolling  interests.
     This  deferral   applies  to  minority   interest   ownerships  in  limited
     partnerships  which are  mandatorily  redeemable  upon  termination  of the partnership  and  therefore is  potentially  applicable  to the  affordable
     portfolio.   The  Company's   investments   in  the  limited   partnerships
     consolidated  under  FIN  46R  have a  mandatory  redeemable  feature  upon termination of the partnership. However, due to the tax credit restrictions on the consolidated  partnership,  if the partnership were terminated prior to the end of the tax credit  compliance  period,  the partnership would be liable to fund the tax credits payable to the limited partners.

3.   Adoption of New Accounting Policy

     Effective  January 1, 2003, the Company  adopted the provisions of SFAS 148
     "Accounting for Stock Based Compensation - An Amendment of SFAS 123." Under
     the transition  provisions of this  Statement,  the Company has elected the
     "Modified  Prospective  Method" for  recognizing  stock-based  compensation costs for the three-month periods ended March 31, 2004 and 2003. Under this method  the  Company  recognizes  stock-based  compensation  cost  from the beginning of the fiscal year in which the recognition  provisions are first applied as if the fair value based accounting  method in this Statement had been used to account for all employee awards granted,  modified, or settled in fiscal years  beginning  after  December 15, 1994.  For the  three-month periods  ended March 31, 2004 and 2003,  the  Company  recognized  $511 and
     $280,  respectively,  in stock  compensation  costs  related  to its  stock compensation  plans.  Of this  total,  $248 and $202,  for the  three-month periods  ended  March  31,  2004 and  2003,  respectively,  related  to the expensing of stock compensation costs associated with stock options granted by the Company.  The remaining  $263 and $72, for the  three-month  periods ended  March  31,  2004  and  2003,  respectively,  pertains  to the  stock compensation  costs  recognized by the Company  relative to its  restricted stock grants.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes  option-pricing model with the following assumptions used for grants in 2004:  dividend yields ranging from 7.81% to 9.40%;  expected volatility of 19.85%;  and expected lives of 7.5 years for the options with a lifetime of ten years, and five years for options with a lifetime of five years.  The interest  rate used in the  option-pricing  model is based on a risk free interest rate ranging from 4.29% to 6.87%.

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

     The  reconciliation  of the basic weighted  average shares  outstanding and diluted  weighted  average shares  outstanding for the  three-months  ended
     March 31, 2004 and 2003 is as follows:

                                                                       Three Months
                                                                       ------------
                                                                       2004         2003
                                                                       ----         ----

    Income from continuing operations                              $  6,879     $  7,034
    Add (Less): Gain (loss) on disposal of property                (67)           -
    Less: Preferred dividends                                      (1,898)    (3,518)
                                                                 ----------   ----------
    Basic and Diluted - Income from continuing operations
      applicable to common shareholders                            $  4,914     $  3,516
    Discontinued operations                                        (13)         355
    Cumulative effect of change in accounting principle            (321)           -
                                                                 ----------   ----------
    Net income available to common shareholders                    $  4,580     $  3,871
                                                                 ==========   ==========

    Basic weighted average number of shares outstanding          32,321,929   27,534,484
    Effect of dilutive stock options                                448,698       97,143
    Effect of restricted shares                                     103,934            -
                                                                 ----------   ----------
    Diluted weighted average number of shares
      outstanding                                                32,874,561   27,731,627
                                                                 ==========   ==========

    Basic earnings per share
      Income from continuing operations                                $.15         $.13
      Discontinued operations                                            -           .01
      Cumulative effect of change in accounting
      principle                                                        (.01)          -
                                                                 ----------   ----------
    Net Income available to common shareholders                        $.14         $.14
                                                                 ==========   ==========

    Diluted earnings per share
      Income from continuing operations                                $.15         $.13
      Discontinued operations                                            -           .01
      Cumulative effect of change in accounting
      principle                                                        (.01)          -
                                                                 ----------   ----------
    Net Income available to common shareholders                        $.14         $.14
                                                                 ==========   ==========

     Unexercised  stock  options  to  purchase  zero and  648,090  shares of the
     Company's common stock were not included in the computations of diluted EPS because the options'  exercise  prices were greater than the average market price of the Company's stock during the three-month periods ended March 31,
     2004 and 2003,  respectively.  For the  three-month  period ended March 31,
     2004, the 833,333 common stock equivalents on an as-converted  basis of the
     Series D Convertible  Cumulative Preferred Stock has an antidilutive effect and is not included in the  computation of diluted EPS. For the three-month period ended March 31,  2003, the 3,264,978 common stock  equivalents on an as-converted  basis  of  the  Series  C,  D  and E  Convertible  Cumulative
     Preferred  Stock has an  antidilutive  effect  and is not  included  in the computation  of  diluted  EPS.  To  the  extent  the  preferred  stock  was converted,  the common shares would be included in outstanding  shares from the date of conversion.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.   Other income

     Otherincome  for the  three-month  periods ended March 31, 2004 and 2003 is summarized as follows:

                                                 Three-months
                                             2004            2003
                                             ----            ----
     Management fees                        $ 459          $1,171
     Other                                      6              28
                                            -----          ------
                                            $ 465          $1,199
                                            =====          ======

6.   Equity in earnings (losses) of unconsolidated affiliates

     Effective March 31, 2004, the Company adopted FASB Interpretation No. 46R -
     Consolidation of Variable Interest  Entities,  an interpretation of ARB No.
     51  -  Consolidated  Financial  Statements.  The  interpretation  addresses consolidation by businesses of special purpose entities  (variable interest entities,  "VIE").  The Company has made a determination that all 41 of the remaining limited partnerships are Variable Interest Entities.  The Company has  further  determined  that it is the primary  beneficiary  in 34 of the limited  partnerships and therefore  consolidated  these entities effective
     March 31,  2004.  Home  Properties  determined  that it is not the  primary beneficiary  in seven  partnerships  syndicated  under U.S.  Department  of
     Housing and Urban Development subsidy programs.  The assets and liabilities of the seven  partnerships  total $7,454 and $11,717,  respectively.  These seven  investments  will  continue  to be  accounted  for under the  equity method.

     These  affordable   limited   partnerships  are  funded  with  non-recourse
     financing.  In  connection  with  FIN  46,  the  Company  was  required  to consolidate  the  assets  and  liabilities  in 34 out  of the 41  remaining limited  partnerships.  The effect on the consolidated  balance sheet is an
     increase  in  Total  assets  of  $164.2  million,   an  increase  in  Total
     liabilities of $134.5  million,  an increase in Minority  interest of $30.0 million, and a decrease in Stockholders' equity of $321. In connection with the adoption of FIN 46, the Company  recorded a $321 charge of a cumulative effect of a change in accounting principle. This charge was a result of the negative capital accounts of minority  interest partners that were absorbed by the Company. Of the $134.5 million increase in total liabilities, $129.1 million represented mortgage debt.  Unconsolidated debt associated with the seven  partnerships  continuing to be accounted for under the equity method amounted to $11.2  million,  of which the  Company's  proportionate  share, based on its legal ownership, was $765.

     In the fourth quarter of 2002, the Company decided to sell virtually all of the assets  associated with its general partner interests in the affordable properties to focus solely on the direct ownership and management of market rate  apartment  communities.  At that  time,  the  Company  announced  its intention to sell the assets, which include principally loans, advances and management  contracts,  in three phases.  The sales of Phase I and Phase II were  completed  in 2003.  In April,  2004,  the buyer of Phase III,  which consists  of the  Company`s  interest  in 38  Upstate  New  York,  Ohio and
     Maryland  properties,  concluded due  diligence,  which  resulted in a $945 reduction in the  contracted  sales price to $5.8 million.  The Company has recorded an impairment charge in the first quarter of 2004 for this $945 to reduce the assets in Phase III to estimated fair market value.  The Company is working  towards a closing on Phase III by June 30, 2004. The assets are not  accounted  for as  "held  for  sale" as the  execution  of the sale is subject to limited  partner,  lender and agency  approvals.  It is possible that  certain  approvals  will not be  granted by this  date,  pushing  the closing into the third quarter of 2004 or later.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.   Equity in earnings (losses) of unconsolidated affiliates (continued)

     During 2004,  the Company  plans to pursue the sale of its general  partner interests in one additional  property (two  partnerships) with 1,072 units.
     It does not currently have a contract for this sale but anticipates that if a sale is the  chosen  course of  action,  a closing  will not be likely to occur  before the end of 2004.  If a sale is the  chosen  course of action, although the Company cannot accurately estimate a price at this time, it is likely  that the Company  will have to pay a third  party to  purchase  its interest in this asset.  The Company has guarantees to the  partnerships to reimburse  limited  partners  for any lost tax credits  (which  could total approximately $5.6 million) and to fund operating deficits. The property is currently  experiencing high vacancy.  The regulatory agreement between the entity which owns the property and the State Housing  Authority  requires a percentage of residents to meet certain income qualifications.  The Company has had  difficulty  renting  the units  subject to those  requirements  to persons it  believes  are  economically  qualified  to rent the units.  The
     Company does not anticipate  that occupancy  levels or other aspects of the operational  outlook  will  improve  in the  foreseeable  future  under the regulation restrictions.  The Company has funded operating deficits of $475 during the first  quarter of 2004 and expects to continue to fund a similar level each  quarter for the  remainder of the year or until the property is sold.  The prior  operating  advances  are not an  indicator of future cash requirements.  In accordance with GAAP, the Company will consolidate future operating  expenses  and will  record its share of  partnership  operations subject to the operating deficit funding required.

     In the first quarter of 2004, the Company recorded an impairment  charge of
     $1,600 to adjust the assets  associated  with the affordable  properties to management's  estimate  of fair  market  value.  The  impairment  charge is classified in the financial  statements  as  "Impairment  of assets held as
     general   partner"  of  $1,116  and   "Equity  in   earnings   (losses)  of
     unconsolidated  affiliates"  of $484. A portion of the total $1,116 charge, or $171,  represents monies loaned to certain affordable  properties during the  first  quarter  of 2004 to fund  operating  shortfalls,  which are not anticipated to be recovered  from  projected  sale proceeds.  The remaining balance of $945 pertains to an additional  net  impairment  charge taken on
     Phase III to reduce the assets to estimated fair market value. Of the total impairment charge recorded for the three-month period ended March 31, 2004,
     $655 relates to cash advances to fund operating shortfalls.

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

     Core properties consist of all apartment  communities which have been owned more than one full calendar year. Therefore,  the Core Properties represent communities  owned as of January 1, 2003.  Non-core  properties  consist of apartment  communities  acquired  during 2003 and 2004, such that full year comparable operating results are not available.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting (continued)

     The revenues, profit (loss), and assets for each of the reportable segments are summarized as follows as of and for the three-month periods ended March
     31, 2004, and 2003.

                                                                                             Three Months
                                                                                             2004          2003
         Revenues
         Apartments owned
           Core properties                                                              $ 108,475     $ 102,951
           Non-core properties                                                              4,105           828
         Reconciling items                                                                    617         1,354
                                                                                       ----------    ----------
         Total Revenue                                                                  $ 113,197     $ 105,133
                                                                                       ==========    ==========
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                                              $  55,757      $ 54,363
           Non-core properties                                                              2,591           765
         Reconciling items                                                                    617         1,354
                                                                                       ----------    ----------
         Segment contribution to FFO                                                       58,965        56,482
         General & administrative expenses                                             (4,725)    (5,119)
         Interest expense                                                              (21,332)    (20,946)
         Depreciation of unconsolidated affiliates                                            543           549
         Non-real estate depreciation/amortization                                     (742)    (609)
         Prepayment penalty                                                            (196)            -
         FAS 141 acquisition rent / intangibles                                               182             -
         Equity in earnings (losses) of unconsolidated affiliates                      (538)    (740)
         Impairment of assets held as General Partner                                  (1,116)    (427)
         Impairment of affordable assets not in FFO                                           945             -
         Loss on sale of business                                                     (17)            -
         Income from discontinued operations before minority interest, depreciation and
           loss on disposition of property                                                      -           510
         Redeemable preferred dividend (Series F)                                       (1,350)    (1,350)
         Funds from Operations                                                             30,619        28,350
         Depreciation - apartments owned                                                 (20,969)    (18,444)
         Depreciation of unconsolidated affiliates                                     (543)    (549)
         FAS 141 acquisition rent/intangibles                                          (182)            -
         Redeemable preferred dividend                                                      1,350         1,350
                                                                                       ----------    ----------
         Loss from  early  extinguishment  of debt in  connection  with sale of real            -     (1,349)
         estate
         Impairment of real property                                                            -     (423)
         Impairment of affordable assets not in FFO                                     (945)            -
         (Income) loss from  discontinued  operations  before minority  interest and
         loss on  disposition of property                                                      17           151
         Minority interest                                                               (2,468)    (2,052)
                                                                                       ----------    ----------
         Income from continuing operations                                              $   6,879   $     7,034
                                                                                       ==========    ==========

         Assets - As of March 31, 2004 and December 31, 2003
         Apartments owned:
           - Core                                                                       2,374,804    $1,924,763
           - Non-core                                                                     241,278       543,698
         Reconciling items                                                                210,111        44,856
                                                                                       ----------    ----------
         Total Assets                                                                  $2,826,193    $2,513,317
                                                                                       ==========    ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Pro Forma Condensed Financial Information

     The  Company   acquired  seven   apartment   communities   ("2004  Acquired
     Communities")  with a combined 1,278 units in four  unrelated  transactions during the  three-month  period  ended March 31, 2004.  The total  combined purchase  price  (including  closing  costs) of $149.3  million  equates to approximately  $117 per unit.  Consideration for the communities was funded through the  assumption  of $69.8 million of debt,  $67.4 million  from the
     Company's line of credit and $12.1 million of UPREIT Units.

     The  following  proforma  information  was  prepared  as if  (i)  the  2004 transaction related to the acquisition of the 2004 Acquired Communities had occurred  on  January 1, 2003,  (ii) the 2003  transactions  related to the acquisition of two apartment  communities in two separate  transactions had occurred on January 1, 2003, and (iii) the 2003 transactions related to the disposition of seven apartment  communities in seven separate  transactions had occurred on January 1, 2003.  The  proforma  financial  information  is based upon the  historical  consolidated  financial  statements  and is not necessarily  indicative of the  consolidated  results which  actually would have occurred if the  transactions had been consummated at the beginning of
     2003, nor does it purport to represent the results of operations for future periods.  Adjustments  to the  proforma  condensed  combined  statement  of operations  for the  three-months  ended March 31,  2004 and 2003,  consist principally  of providing  net operating  activity and recording  interest, depreciation and amortization  from January 1, 2003 to the earlier of March
     31, 2004 or 2003, as applicable, or the acquisition date.

                                                                 For the Three-months Ended
                                                                            March 31
                                                                      2004             2003
                                                                      ----             ----

     Total revenues                                               $115,495         $111,025

     Net income available to common shareholders before
         cumulative effect of change in accounting principle         4,817            4,344

     Net income available to common shareholders                     4,496            4,344

     Per common share data:

     Net income available to common shareholders before
         cumulative effect of change in accounting principle
         Basic                                                       $0.15            $0.16
                                                                ==========       ==========
         Diluted                                                     $0.15            $0.16
                                                                ==========       ==========

     Net income available to common shareholders
         Basic                                                       $0.14            $0.16
                                                                ==========       ==========
         Diluted                                                     $0.14            $0.16
                                                                ==========       ==========

     Weighted average numbers of shares outstanding:
         Basic                                                  32,321,929       27,534,484
                                                                ==========       ==========
         Diluted                                                32,874,561       27,731,627
                                                                ==========       ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Derivative Financial Instruments

     The Company has three interest rate swaps that effectively convert variable rate debt to fixed rate debt.  As of March 31,  2004,  the  aggregate  fair value of the Company's interest rate swaps was $849 prior to the allocation of  minority  interest  and is  included  in  accrued  expenses  and  other liabilities in the consolidated balance sheets. For the three-months ending
     March 31, 2004,  as the critical  terms of the interest  rate swaps and the hedged  items  are  the  same,  no  ineffectiveness  was  recorded  in  the consolidated statements of operations.  All components of the interest rate swaps were  included in the  assessment  of hedge  effectiveness.  The fair value of the interest  rate swaps is based upon the estimate of amounts the
     Company  would  receive or pay to terminate  the contract at the  reporting date and is estimated using interest rate market pricing models.

10.  Disposition of Property and Discontinued Operations

     Included in discontinued  operations for the  three-months  ended March 31,
     2003  are  the  operating  results,  net of  minority  interest,  of  seven apartment  community  dispositions  sold  in  2003.  For  purposes  of  the discontinued  operations  presentation,  the Company only includes interest expense  associated with specific  mortgage  indebtedness of the properties that are sold or classified as held for sale.

     As part of its strategic disposition program, during 2003, the Company sold seven  properties  referred  to above with a total of 1,568 units for total consideration of $59.3 million,  or an average of $38 per unit.  During the first  quarter of 2004,  the Company  reported a combined $13 loss,  net of minority  interest,  relating to additional  expenses  incurred in the same quarter for sales which took place  during  2003.  These costs  represent a change in estimate from those accrued at the time of sale.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Disposition of Property and Discontinued Operations (continued)

     The operating  results of the  components of  discontinued  operations  are summarized as follows for the three-month  periods ended March 31, 2004 and
     2003.

                                                                                                Three months
                                                                                             2004          2003
                                                                                             ----          ----
         Revenues:
            Rental Income                                                                 $     -        $1,922
            Property other income                                                               -            90
                                                                                          -------       -------
         Total Revenues                                                                         -         2,012
                                                                                          -------       -------

                  Operating and Maintenance                                                     -         1,115
            Interest expense                                                                    -           387
            Depreciation and amortization                                                       -           238
            Impairment of real property                                                         -           423
                                                                                          -------       -------
         Total Expenses                                                                         -         2,163
                                                                                          -------       -------

         Income (loss) from discontinued operations before minority interest and
            gain (loss) on disposition of property                                              -       (151)

         Minority interest                                                                      -       (55)
                                                                                          -------       -------

         Income from discontinued operations                                              $     -       ($   96)
                                                                                          =======       =======

11.  Commitments and Contingencies

     Contingencies
     -------------

     In 2001,  the Company  underwent a state tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under  audit.  If the state's position  is  applied  to all tax years  through  December  31,  2001,  the assessment  would be  $1.3 million.  At the time, the Company  believed the assessment and the state's underlying  position were not supportable by the law nor consistent with previously  provided  interpretative  guidance from the  office  of the  State  Secretary  of  Revenue.  After  two  subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute,  the Company  was  advised by outside tax counsel  that its filing position for 1998-2001  should  prevail.  During December 2003, the state's governor signed  legislation which included the REIT tax provisions.  Based upon this,  Company's tax counsel expects that the  outstanding  litigation should now be able to be resolved.  Effective  January 1, 2003, the Company reorganized  the ownership of Home Properties  Trust,  which should subject the Company to a much lower level of tax going forward.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies (continued)

     Guarantees
     ----------

     The  Company,   through  its  general  partnership   interests  in  certain
     affordable  property  limited  partnerships,  has guaranteed the Low Income
     Housing  Tax  Credits  to  limited  partners  in 23  partnerships  totaling approximately  $48  million.  As of March  31,  2004,  there  were no known conditions  that would make such  payments  necessary,  and no amounts have been  recorded.  In  addition,  the Company,  acting as general  partner in certain  partnerships,  is obligated to advance  funds to meet  partnership operating deficits.

12.  Related Party Transactions

     On January 1, 2004,  the  Company  sold  certain  assets of its  commercial property  management division to Home Leasing LLC, which is owned by Nelson and Norman  Leenhouts.  This  division  managed  approximately  2.2 million square feet of gross leasable area, as well as certain planned communities.
     The initial  amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the  management  fee  received by Home Leasing in connection  with the management of one of the  commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract is approximately $4.6 or $55.2 per year. If Home Leasing continues to manage the property for three years,  the Company is expected to receive total additional  deferred purchase price of $165.6 of which $13.8 has been received  during the three months  ended March 31,  2004.  The current loss recorded on the sale of these  assets as of March 31, 2004  amounts to $17.
     If the  management  of this property is retained for the entire three years the Company expects to receive an additional $151.8 for the period April 1,
     2004 through January 1, 2007. The gain on sale would then be  approximately
     $134.5.

                              HOME PROPERTIES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following  discussion  should be read in conjunction  with the  accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements
--------------------------

This  discussion  contains  forward-looking  statements.  Although  the  Company believes expectations reflected in such forward-looking  statements are based on reasonable  assumptions,  it can give no assurance that its expectations will be achieved.  Factors  that may cause  actual  results  to differ  include  general economic and local real estate conditions, the weather and other conditions that
might  affect  operating  expenses,   the  timely  completion  of  repositioning
activities within anticipated  budgets,  the actual pace of future  acquisitions and sales,  including  the sale of the general  partner  interests in affordable properties, and continued access to capital to fund growth.

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

As of March 31,  2004,  the Company had an  unsecured  line of credit from M & T
Bank of $115 million.  The Company's  outstanding  balance as of March 31, 2004, was $71 million. Borrowings under the line of credit bear interest at 1.15% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition. The Company renegotiated certain terms of the line of credit effective April 1, 2004,  including a ten basis point drop in the  interest  rate and easing of  certain  covenant  restrictions.  The line of credit expires on September 1, 2005.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility, it intends to satisfy such requirements through the issuance of
UPREIT Units,  proceeds from the Dividend  Reinvestment Plan ("DRIP"),  proceeds from  the  sale  of  properties,  additional  long  term  secured  or  unsecured indebtedness,  or the issuance of additional equity securities.  As of March 31,
2004, the Company owned 27 properties  with 4,199  apartment  units,  which were unencumbered by debt.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at March 31, 2004 was $144.4 million.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital  for the  Company.  During the first  quarter  of 2004,  the  Company acquired four  communities  with 534 units for a total  purchase  price of $64.2 million.  The Company issued UPREIT Units valued at approximately  $11.9 million as part of the consideration for two of the properties,  with the balance funded by the assumption of debt and cash. During 2003, the Company exercised an option to  acquire  approximately  10 acres  of land  adjacent  to one of its  existing properties for $2.8 million.  In connection with this  transaction,  the Company issued  UPREIT Units  valued at  approximately  $2.8  million.  In addition,  $2 million of UPREIT Units were issued to satisfy an existing liability.

During 2003,  $30.3 million of common stock was issued under the Company's DRIP.
An additional  $7.9 million has been raised  through the DRIP program during the first three months of 2004.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP  participants to provide for  investments in excess of the $1 thousand  maximum  monthly  investment.  In connection  with the  announcement of the February,  2002 dividend,  the Company announced such waivers will be considered beginning with the March 2002 optional cash  purchase,  as  management  believed  the stock was trading at or above its estimate of net asset value. No such waivers were granted during the 2003 or the first three months of 2004.

On  August  6,  2002 the  Board of  Directors  increased  its  authorization  by
2,000,000  shares to  repurchase  its common stock or UPREIT Units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's action does not establish a target stock price or a specific  timetable for share repurchase.  During the first three months of
2004, there were no shares or UPREIT Units repurchased by the Company.  At March
31, 2004 the Company had authorization to repurchase  3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

As of March 31, 2004,  excluding the effect of the FIN 46R  consolidations,  the weighted  average  rate of interest on  mortgage  debt is 6.3% and the  weighted average  maturity is  approximately  8 years.  Approximately  93% of the debt is fixed rate.  This limits the exposure to changes in interest  rates,  minimizing the effect on results of operations and financial condition.

Off-Balance Sheet Investments
-----------------------------

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities,  "VIE"). The
Company  has  made  a  determination  that  all  41  of  the  remaining  limited partnerships are Variable Interest Entities.  The Company has further determined that  it is the  primary  beneficiary  in 34 of  the  limited  partnerships  and therefore  consolidated these entities effective March 31, 2004. Home Properties determined  that  it is  not  the  primary  beneficiary  in  seven  partnerships syndicated  under U.S.  Department  of  Housing  and Urban  Development  subsidy programs.  These seven  investments  will continue to be accounted for under the equity method. For those seven investments,  the Company will continue to record its allocable share of the respective  partnership's income or loss based on the terms of the  agreement.  To the  extent it is  determined  that the LPs  cannot absorb  their share of the losses,  if any,  the GP will record the LPs share of such losses.  The Company will absorb  such losses to the extent the Company has outstanding  loans or advances and the limited partner has no remaining  capital account.  The Company has no loans or advances to these seven partnerships as of
March 31, 2004.

As  indicated  in Footnote 6, the Company is working  towards a closing on Phase
III  by  June  30,  2004.  If the  Company  is  able  to  close  by  this  date, approximately  $122  million of assets and $94  million of  liabilities  will be removed from the balance sheet in the second quarter.  The following table below summarizes the effect of the consolidation requirements of FIN 46 on the balance sheet as of March 31, 2004.

Consolidation Summary of the Balance Sheet as of March 31, 2004
(in thousands)

                                                                            Effect of
                                                      March 31, 2004           FIN 46   March 31, 2004
                                                     (before FIN 46)    Consolidation    (as reported)
                                                     ---------------    -------------    -------------
ASSETS
Real estate:
  Land                                                    $  399,991       $   14,354      $   414,345
  Buildings, improvements and equipment                    2,524,019          201,715        2,725,734
                                                          ----------         --------       ----------
                                                           2,924,010          216,069        3,140,079
  Less:  accumulated depreciation                         (351,566)      (63,750)     (415,316)
                                                          ----------         --------       ----------
         Real estate, net                                  2,572,444          152,319        2,724,763

Cash and cash equivalents                                      6,254              850            7,104
Cash in escrows                                               40,650            7,645           48,295
Accounts receivable                                            3,412            1,248            4,660
Prepaid expenses                                              18,419            1,008           19,427
Investment in and advances to affiliates                       4,256      (4,208)              48
Deferred charges                                               9,186            5,089           14,275
Other assets                                                   7,337              284            7,621
                                                          ----------         --------       ----------
         Total assets                                     $2,661,958         $164,235       $2,826,193
                                                          ==========         ========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                    $1,446,257         $129,149       $1,575,406
Line of credit                                                71,000                -           71,000
Accounts payable                                              14,710              888           15,598
Accrued interest payable                                       7,485            2,504            9,989
Accrued expenses and other liabilities                        18,148              797           18,945
Security deposits                                             23,094            1,174           24,268
                                                          ----------         --------       ----------
         Total liabilities                                 1,580,694          134,512        1,715,206
                                                          ----------         --------       ----------

Minority interest                                            327,332           30,044          357,376
                                                          ----------         --------       ----------

Stockholders' equity                                         753,932     (321)         753,611
                                                          ----------         --------       ----------
         Total liabilities and stockholders' equity       $2,661,958         $164,235       $2,826,193
                                                          ==========         ========       ==========

The  Company,  through its general  partnership  interest in certain  affordable property limited partnerships, has guaranteed the low income housing tax credits to the  limited  partners  for a  period  of  either  five  or ten  years  in 23 partnerships  totaling  approximately $48 million.  Such guarantee  requires the
Company to operate the  properties  in  compliance  with  Internal  Revenue Code
Section  42 for 15  years.  The  weighted  average  number of  compliance  years remaining is approximately 10 years. In addition,  acting as the general partner in certain  partnerships,  the  Company is  obligated  to advance  funds to meet partnership operating deficits. Should operating deficits continue to occur, the
Company would determine on an individual  partnership basis if it is in the best interest of the Company to continue to fund these deficits.

The  Company  believes  the  properties  operations  conform  to the  applicable requirements  as set forth  above and do not  anticipate  any payment on the low income housing tax credit guarantees described above.

Acquisitions and Dispositions
-----------------------------

During the first  quarter of 2004,  the Company  has  acquired  seven  apartment communities  in four unrelated  transactions.  The  acquisitions  consisted of a portfolio of four apartment communities with a total of 534 units in New Jersey, two  apartment  communities  in  Maryland  with a  total  of 468  units  and one apartment  community  in  Massachusetts  with a total of 276  units.  The  total purchase price of $140.7 million, including closing costs, equated to an average of $110,000 per apartment.  Consideration included $61.4 million of assumed debt
(fair market value of $69.8 million), $67.4 million in cash and $11.9 million of
UPREIT Units in the Company  (fair market  value of $12.1  million).  The UPREIT
Units are exchangeable for shares of the Company's common stock on a one-for-one basis. For purposes of determining the number of UPREIT Units issued, a value of
$39.00  per unit  was set when the  transaction  was  negotiated.  The  combined weighted average expected first year  capitalization  rate on these acquisitions is 6.8%.  Capitalization  rate ("cap  rate") is defined as the rate of  interest used to convert the first year expected net operating income ("NOI") less a 3.0%
management  fee into a single  present  value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.
Management  generally  considers NOI to be an  appropriate  measure of operating performance  because  it helps  investors  to  understand  the  operations  of a community.  In addition  the  apartment  communities  are valued and sold in the market by using a multiple of NOI.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September  2005,  and had $71 million  outstanding  at March 31, 2004.  The $1.4 billion in mortgage  notes payable from the Company's  wholly owned  properties, before the effect of FIN 46, have varying maturities ranging from 1 to 38 years.
The weighted  average  interest rate of the Company's fixed rate notes was 6.41%
and 6.47% at March 31, 2004 and December 31,  2003,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit facility was 2.28% and 2.32% at March 31, 2004 and December 31, 2003, respectively.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable  factors.  At March 31,
2004,  future minimum rental payments  required under the lease are $70 per year until the lease expires.

The Company  leases its corporate  office space from an affiliate and the office space for its regional  offices from third parties.  The corporate  office space requires an annual base rent plus a pro-rata  portion of property  improvements, real estate  taxes,  and common area  maintenance.  The regional  office  leases require an annual base rent plus a pro-rata portion of real estate taxes.

Capital Improvements
--------------------

The  Company's  policy  is to  capitalize  costs  related  to  the  acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements  are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital
improvements  typically  include:  appliances,   carpeting  and  flooring,  HVAC
equipment,  kitchen/ bath cabinets,  new roofs,  site  improvements  and various exterior  building  improvements.  Non- recurring,  revenue  generating  capital improvements  include,  among other items:  community centers,  new windows, and kitchen/ bath apartment  upgrades.  Revenue generating capital  improvements are reasonably expected to result in rental earnings or expense savings. The Company capitalizes  interest  and  certain  internal  personnel  costs  related  to the communities under rehabilitation and construction.

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital  expenditures.  During the three-month  period ended March 31,
2004  approximately $131 per unit was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital  improvements incurred by major  categories for the  three-month  periods ended March 31, 2004 and 2003 and an estimate of the breakdown of total capital improvements by major categories  between  recurring and  non-recurring,  revenue  generating  capital improvements for the three-month period ended March 31, 2004 as follows:

                                          For the three-month period ended March 31,
                                             (in thousands, except per unit data)
                                                             2004                                                                2003
                                 ---------------------------------------------------------------------------------     ------------------------

                                 Recurring                 Non-Recurring                Total Capital                  Total Capital
                                    Cap Ex   Per Unit(a)          Cap Ex   Per Unit(a)   Improvements  Per Unit(a)      Improvements  Per Unit(a)
                                    ------   -----------          ------   -----------   ------------  -----------      ------------  -----------
New Buildings                         $  -           $ -           $ 553           $13      $     553        $  13          $    387        $  10
Major building improvements            944            23           2,495            60          3,439           83             3,415           85
Roof replacements                      361             9              81             2            442           11               293            7
Site improvements                      346             8             798            19          1,144           27               774           19
Apartment upgrades                     681            16           5,818           140          6,499          156             7,656          190
Appliances                             566            14             394            10            960           24             1,043           26
Carpeting/Flooring                   1,775            43             526            13          2,301           56             2,266           56
HVAC/Mechanicals                       523            13           2,350            57          2,873           70             2,253           56
Miscellaneous                          230             5             775            19          1,005           24               840           21
Totals                              $5,426          $131         $13,790          $333        $19,216         $464           $18,927         $470

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  40,216  core  units,  2003  acquisition  units  of 730 and  2004 acquisition  units of 519 for the  three-month  period ended March 31, 2004 and 40,216 core units and 2003 acquisition units of 150 for the three-month period ended March 31, 2003.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                          For the three-month period ended March 31,
                                             (in thousands, except per unit data)
                                                             2004                                                                2003
                                 ---------------------------------------------------------------------------------     ------------------------
                                  Recurring                 Non-recurring                Total Capital                 Total Capital
                                     Cap Ex      Per Unit          Cap Ex     Per Unit    Improvements    Per Unit      Improvements   Per Unit
                                     ------      --------          ------     --------    ------------    --------      ------------   --------
Core Communities                     $5,263          $131         $13,737         $342         $19,000       $ 473           $18,915       $470
2004Acquisition Communities              68           131               2            4              70         135                 -          -
2003Acquisition Communities              95           131              51           70             146         201                12         82
Sub-total                             5,426           131          13,790          333          19,216         464            18,927        469
2004 Disposed Communities                 -             -               -            -               -           -                            -
2003 Disposed Communities                 -             -               -            -               -           -               218        197
Corporate office expenditures (1)         -             -               -            -             630           -               540          -
                                     $5,426          $131         $13,790         $333         $19,846       $ 464           $19,685       $462

(1)  No distinction is made between recurring and non-recurring expenditures for corporate office.

Results of Operations
---------------------

Summary of Core Properties
--------------------------

The Company had 145  apartment  communities  with 40,216  units which were owned during both of the three-month  periods being presented (the "Core Properties").
The Company has acquired an additional  nine  apartment  communities  with 2,008 units  during  2004 and 2003 (the  "Acquired  Communities").  In  addition,  the
Company  also  disposed of seven  properties  with a total of 1,568 units during
2003 (the "Disposition Communities"). These dispositions have been classified as discontinued  operations.  The inclusion of the Acquired  Communities  generally accounted for the significant  changes in operating results for the three-months ended March 31, 2004.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                                                              Three Month
                                                                              -----------
                                                                2004             2003      $ Change    % Change
                                                                ----             ----      --------    --------
         Rental income                                     $ 104,547         $ 99,406       $ 5,141        5.2%
         Property other income                                 3,928            3,545           383       10.8%
                                                           ---------        ---------       -------        ---
         Total income                                        108,475          102,951         5,524        5.4%
         Operating and Maintenance                         (52,718)        (48,588)       (4,130)      (8.5%)
                                                           ---------        ---------       -------        ---
         Net operating income                              $  55,757        $  54,363       $ 1,394        2.6%
                                                           =========        =========       =======        ===

A summary of net operating income from continuing operations is as follows (in thousands):

                                                                              Three Month
                                                                              -----------
                                                                2004             2003      $ Change    % Change
                                                                ----             ----      --------    --------
         Rental income                                     $ 108,526        $ 100,183       $ 8,343        8.3%
         Property other income                                 4,054            3,596           458      (12.7%)
                                                           ---------        ---------       -------        ---
         Total income                                        112,580          103,779         8,801        8.5%
         Operating and Maintenance                        (54,232)      (48,651)       (5,581)     (11.5%)
                                                           ---------        ---------       -------        ---
         Net operating income                             $   58,348       $   55,128       $ 3,220        5.8%
                                                           =========        =========       =======        ===

Comparison of three-months ended March 31, 2004 to the same period in 2003
--------------------------------------------------------------------------

Of the $8,343 increase in rental income,  $3,202 is attributable to the Acquired
Communities.  The  balance of this  increase,  or $5,141  which is from the Core
Properties,  was the result of an increase of 2.4% in  weighted  average  rental rates,  along with an increase in  occupancy  from 91.1% to 93.5%.  Occupancy is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible  rental income.  Total possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous  charges to residents increased by $458. Of this increase,  $75 is attributable  to the Acquired  Communities  and $383 represents a 10.8% increase from the Core Properties.

Of the  $5,581  increase  in  operating  and  maintenance  expenses,  $1,451  is attributable to the Acquired  Communities.  The balance,  a $4,130 increase,  is attributable to the Core Properties and is primarily due to increases in repairs and maintenance,  personnel costs,  property  insurance,  and real estate taxes.
These  increases  were  offset in part by savings  in snow  removal  costs.  The increase  in repairs  and  maintenance  is  primarily  in the areas of  contract repair,  painting,  and cleaning. One of the underlying reasons for the increase is the  comparative  quarter  a year  ago.  The  first  quarter  of 2003 did not represent a "typical"  first quarter  relative to the level of activity  usually experienced.  Last year  maintenance  staff were  dealing  with snow removal and other  effects of a very severe  winter,  rather than working on other  projects that more typically would have been done in the first quarter.  In addition,  as the result of a sales and use tax audit in New York for the period  June 1, 1999 through May 31, 2002, the Company was required to record  additional  expense of
$312 in  contract  repairs  for  sales tax not  charged  to the  Company  by its vendors.  The total  cost to the  Company as a result of the audit  amounted  to
$861.  Of the remaining  $549,  $413 was  capitalized  to real estate assets and
$136, before minority  interest,  to loss on disposition of property.  Personnel expense  increased  compared  to the same  period one year ago due in part to an increase in site level incentive  compensation as a result of improving rent and occupancies.  Property  insurance  increased for the quarter primarily due to an increase in our general  liability  loss reserve based on  historical  losses to date which have been projected  using actuarial  assumptions.  Real estate taxes were up over the same  quarter a year ago due to a  reduction  in capital  stock taxes in 2003 which we did not  experience in the current year and a significant
reassessment  on  one  particular   property.   Snow  removal  costs  were  down
significantly  due to a normal  winter this year  compared to  unusually  severe conditions a year ago.

General and  administrative  expense decreased in 2004 by $394, or 7.7%. General and administrative expenses as a percentage of total revenues were 4.2% for 2004 as compared to 4.9% for 2003. The decrease is primarily due to the reduced level of  activity  in  the  Management  Companies  as a  result  of the  sale  of the
Commercial  Property  division on January 1, 2004 and the sale of Phase I and II during 2003.

Interest  expense  increased  in  2004  by $386  as a  result  of the  increased borrowings in connection with acquisition of the 2004 Acquisition Communities, a full  quarter of  interest  expense  for the 2003  Acquisition  Communities  and additional  mortgage debt and  refinanced  mortgage debt which took place during
2003. Interest expense in the first quarter of 2004 was reduced by $996 when two mortgage  loans were paid off early at amounts less than the amounts  carried on the Company's balance sheet.  During 2003, then existing mortgage debt resulting in new  borrowings  of  approximately  $46,000.  Company  closed  on  additional mortgage  debt of $80,100  and  refinanced  $24,000 in  existing  mortgage  debt resulting in new borrowings of approximately $46,000.

Depreciation and amortization  expense  increased $2,896 due to the depreciation on the Acquisition Communities and the additions to the Core Properties.

Due to paying off two above rate  mortgage  loans  early,  prepayment  penalties totaling  $196 were  incurred  during  the  first  quarter  of 2004.  Due to the prepayment of debt associated with the sale of Candlewood  Apartments in Indiana during  the  first  quarter  of  2003,  a $1,349  charge  was  recorded  for the three-months ended March 31, 2003.

In the fourth  quarter of 2002,  the Company  announced  its  intention  to sell virtually all of the assets associated with its general partner interests in the affordable  properties to focus solely on the direct ownership and management of market  rate  apartment  communities.  The  assets  include  principally  loans, advances and management  contracts.  During the first  three-months of 2004, the
Company recorded  impairment  charges of $1,116.  Of this total, $171 represents advances made to certain of the affordable property limited  partnerships during the first  three  months of 2004 which the Company  believes  will not be repaid upon the sale of the loans.  The remaining  $945  pertains to an additional  net impairment charge taken on Phase III to reduce the assets to fair market value.

The  equity  in  earnings  (losses)  of  unconsolidated  affiliates  of  $538 is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."  Included and
classified  in this  account  are $484 of  advances  made during the first three months of 2004 which the Company believes will not be repaid upon sale.

Minority  interest  increased  $416 due to a general  increase  in  income  from operations  along  with a  increase  in  the  Equity  in  earnings  (losses)  of unconsolidated affiliates

In  connection  with  the  adoption  of FIN  46,  the  Company  recorded  a $321 cumulative  effect  charge  of a change  in  accounting  principle  in the first quarter of 2004.  This  charge was the result of  negative  capital  accounts of minority interest partners that were absorbed by the Company.

Funds From Operations
---------------------

Pursuant to the revised  definition of Funds From Operations  ("FFO") adopted by the Board of  Governors of the National  Association  of Real Estate  Investment
Trusts  ("NAREIT"),  FFO is defined as net income  (computed in accordance  with accounting  principles  generally  accepted  in the  United  States  of  America
("GAAP"))  excluding gains or losses from sales of property,  minority interest, extraordinary items and cumulative effect of change in accounting principle plus
depreciation  from  real  property  including   adjustments  for  unconsolidated
partnerships  and joint ventures less dividends from  non-convertible  preferred shares. The Company considers debt extinguishment  costs which are incurred as a result of repaying  property  specific debt and non-cash real estate  impairment charges, as a component of the gain or loss on sale of the property.  Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain  interpretations  in applying the  definition.  The
Company  believes all adjustments not  specifically  provided for are consistent with the definition.

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not  necessarily  indicative of cash  available to fund cash needs.  Cash provided by  operating  activities  was $37,555 and $33,509 for the  three-month period  ended  March 31,  2004 and 2003,  respectively.  Cash used in  investing activities was $84,941 and $30,857 for  three-month  period ended March 31, 2004 and 2003, respectively.  Cash provided by and (used in) financing activities was
$48,537 and ($2,635) for the  three-month  period ended March 31, 2004 and 2003, respectively. FFO should not be considered as an alternative to net income as an indication  of the  Company's  performance  or to  cash  flow  as a  measure  of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders  for the  three-month  ended March 31, 2004 and 2003 are  presented below (in thousands):

                                                                                             Three Months
                                                                                           2004          2003
                                                                                           ----          ----

Net income available to common shareholders                                              $4,580        $3,871
Convertible preferred dividends                                                             548         2,168
Minority interest                                                                         2,468         2,052
Minority interest - income (loss) from discontinued operations                                -     (55)
Depreciation and amortization from real property                                         21,151        18,444
Depreciation from real property from unconsolidated entities                                543           549
Impairment on General Partner real estate investment                                        945             -
Loss on disposition of property                                                              50             -
(Gain) loss on disposition of discontinued operations, net of minority interest              13     (451)
Impairment of real property included in income from operations of disposed
   properties, before minority interest                                                       -           423
Prepayment penalty from early extinguishment of debt in connection with sale of
   real estate                                                                                -         1,349
Cumulative effect of change in accounting principle, net of minority interest               321             -
                                                                                     ----------    ----------
FFO                                                                                     $30,619       $28,350
                                                                                     ==========    ==========

Weighted average common shares/units outstanding:
         - Basic                                                                     48,340,834    43,606,285
                                                                                     ==========    ==========
         - Diluted                                                                   48,893,465    43,803,428
                                                                                     ==========    ==========

All REITs may not be using the same definition for FFO.  Accordingly,  the above  presentation  may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants
---------

Series F Cumulative Redeemable Preferred Stock
----------------------------------------------

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

                                      Calculation Presented for Series F Covenants
                                      --------------------------------------------
                                                                                  Three-months ended
                                                                                  ------------------
                                                                      Mar. 31       Dec 31     Sept. 30       June 30
                                                                         2004         2003         2003          2003
                                                                         ----         ----         ----          ----

   EBITDA
        Total revenues                                               $113,197     $111,458     $111,200      $109,713
        Net operating income from discontinued operations                   -           80          460             -
        Operating and maintenance                                    (54,232)    (48,698)    (46,472)     (46,040)
        General and administrative                                   (4,725)    (8,236)    (4,670)     (4,582)
        Impairment of assets held as General Partner                 (1,116)    (110)    (1,888)     (93)
        Equity in earnings (losses) of unconsolidated
        affiliates                                                  (538)    (395)    (313)     (444)
                                                                     --------     --------     --------      --------
                                                                     $ 52,586     $ 54,099     $ 58,317      $ 58,554
   Fixed Charges
        Interest expense                                             $ 21,332     $ 21,595     $ 21,456      $ 21,634
        Interest expense on discontinued operations                         -           79          116             -
        Preferred dividends                                             1,898        1,984        2,646         3,192
        Capitalized interest                                              171          230          230           230
                                                                     --------     --------     --------      --------
                                                                     $ 23,401     $ 23,888     $ 24,448      $ 25,056

   Times Coverage ratio:                                                 2.25         2.26         2.39          2.34

Line of Credit
--------------

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to maintain  certain  financial  ratios and  measurements.  One of these covenants is that the Company may not pay any  distribution to its  shareholders and  holders  of its  UPREIT  Units  if a  distribution,  when  added  to  other distributions  paid  during the three  immediately  preceding  fiscal  quarters, exceeds  the  greater  of : (i) 90% of funds from  operations,  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's  status as a REIT.  During the first  quarter of 2004,  the funds from operations  payout ratio was 90.5% when measured for the calendar  year.  Due to the granting of restricted stock to the retiring  Co-CEO's in the fourth quarter of 2003 the Company did not meet the required  ratio.  Waivers have been granted by the participating banks for the charges incurred in 2003.

Economic Conditions
-------------------

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different times.  During 2002, 2003 and continuing into 2004 many regions of the United States have experienced  varying degrees of economic  recession  and  certain  recessionary  trends,  such  as the  cost  of obtaining  sufficient  property and  liability  insurance  coverage,  short-term interest  rates,  and a temporary  reduction in occupancy.  In light of this, we will continue to review our business strategy however, we believe that given our property  type and the  geographic  regions in which we are  located,  we do not anticipate  any  changes  in our  strategy  or  material  effects  in  financial performance.

Declaration of Dividend
-----------------------

On May 5, 2004, the Board of Directors approved a dividend of $.62 per share for the  quarter  ended  March  31,  2004.  This  is  the  equivalent  of an  annual distribution  of $2.48 per  share.  The  dividend  is  payable  May 28,  2004 to shareholders of record on May 17, 2004.

On May 5, 2004 the Company also declared a regular dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock, for the quarter ending
May 31, 2004.  The dividend on the preferred  shares is payable on June 1, 2004, to  shareholders  of record on May 17, 2004.  This  dividend is equivalent to an annualized rate of $2.25 per share.

Contingency
-----------

In 2001, the Company  underwent a state tax audit.  The state has assessed taxes of $469,000 for the 1998 and 1999 tax years under audit. If the state's position is applied to all tax years through  December 31, 2001, the assessment  would be
$1.3 million.  At the time, the Company  believed the assessment and the state's underlying  position  were  not  supportable  by the  law  nor  consistent  with previously  provided  interpretative  guidance  from  the  office  of the  State
Secretary of Revenue.  After two subsequent  enactments by the state legislation during 2002  affecting  the  pertinent  tax statute,  the Company was advised by outside tax counsel  that its filing  position  for  1998-2001  should  prevail.
During December 2003, the state's governor signed legislation which included the
REIT tax  provisions.  Based upon this,  Company's tax counsel  expects that the outstanding  litigation should now be able to be resolved.  Effective January 1,
2003, the Company  reorganized  the ownership of Home  Properties  Trust,  which should subject the Company to a much lower level of tax going forward.

New Accounting Standard
-----------------------

In March  2004,  the FASB  issued EITF 03-6  "Participating  Securities  and the
Two-Class  Method  under FASB  Statement  128,  Earnings  per  Share.  EITF 03-6
addresses a number of questions  regarding the computation of earnings per share
by  companies  that  have  issued   securities  other  than  common  stock  that
contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating EPS.
It clarifies  what  constitutes  a  participating  security and how to apply the two-class  method of  computing  EPS once it is  determined  that a security  is participating,  including  how to  allocate  undistributed  earnings  to  such a security.  The EITF is effective for the first fiscal  periods  beginning  after
March 31, 2004.  The provisions of EITF 03-6 are not expected to have a material impact on the Company's financial statements.

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
The Company's investments in the limited partnerships consolidated under FIN 46R have a  mandatory  redeemable  feature  upon  termination  of  the  partnership.
However, due to the tax credit restrictions on the consolidated partnerships, if the partnerships  were terminated prior to the end of the tax credit  compliance periods,  the partnership would be liable to fund the tax credits payable to the limited partners.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The  percentages  and  loan  balances  discussed  below  are  prior  to  FIN  46 consolidations  on the  balance  sheet to  provide  a better  comparison  to the
December 31, 2003 balance sheet.

The Company's  primary  market risk exposure is interest rate risk. At March 31,
2004 and December 31,  2003,  approximately  93% and 98%,  respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately  8 years and a weighted  average  interest  rate of  approximately
6.41% and  6.47%,  respectively,  including  the $25.2  million of debt for both years which has been swapped to a fixed rate.  The  remainder  of the  Company's debt bears  interest  at  variable  rates with a weighted  average  maturity  of approximately 7 and 2 years, respectively,  and a weighted average interest rate of 2.28% and 2.32%,  respectively,  at March 31, 2004 and December 31, 2003. The
Company does not intend to utilize a  significant  amount of permanent  variable rate debt to acquire properties in the future. On occasion,  the Company may use its line of credit in connection with a property  acquisition with the intention to refinance at a later date. The Company  believes,  however,  that in no event would  increases  in  interest  expense as a result of  inflation  significantly impact the Company's distributable cash flow.

At March 31, 2004 and December 31, 2003, the interest rate risk on $25.2 million of such variable rate debt has been  mitigated  through the use of interest rate swap agreements (the "Swaps") with major financial institutions.  The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps.  The Company  believes it mitigates  its credit risk by entering into these Swaps with major financial institutions.  The Swaps effectively convert an aggregate of $25.2 million in variable  rate  mortgages to fixed rates of 5.91%,
8.22% and 8.40%.

At March 31, 2004 and December 31, 2003,  the fair value of the Company's  fixed rate debt,  including  the $25.2  million  which was  swapped  to a fixed  rate, amounted to a liability of $1.6 billion  compared to its carrying amount of $1.4 billion.  The  Company  estimates  that a 100  basis  point  decrease  in market interest  rates at March 31,  2004  would  have  changed  the fair  value of the
Company's fixed rate debt to a liability of $1.7 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain funds through  additional  equity  offerings or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative  financial  instruments  for trading or speculative  purposes.  As of
March 31, 2004, the Company had no other material exposure to market risk.

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

The Chief  Executive  Officer and Chief  Financial  Officer as of the end of the
period  covered by this report,  evaluated the  effectiveness  of the disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e)  under the
Securities  Exchange  Act of 1934,  as amended)  and have  determined  that such disclosure controls and procedures are effective.  There have been no changes in the internal controls over financial reporting identified in connection with the evaluation, or that occurred during the first quarter of the year ended December
31, 2004, that has materially  affected,  or is reasonably  likely to materially affect, the Company's internal control over financial reporting. The Company has not identified any material weaknesses in its internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION

                              HOME PROPERTIES, INC.

Item 6. Exhibits and Reports or Form 8-K
----------------------------------------

        (a)  Exhibit 3.11 Articles of Amendment to the Articles of Incorporation
                          of Home Properties of New York, Inc.

             Exhibit 3.12 Amendment  Number One to the Home Properties of New
                          York, Inc. Amended and Restated Bylaws

             Exhibit 31.1 Section 302 Certifications of Chief Executive Officer

             Exhibit 31.2 Section 302 Certification of Chief Financial Officer

             Exhibit 32.1 Section 906 Certifications of Chief Executive Officer

             Exhibit 32.2 Section 906 Certification of Chief Financial Officer

        (b)  Reports on Form 8-K:

               -    Form 8-K was  furnished  on April 30,  2004,  date of report
                    April 30,  2004,  as amended  by Form 8-K/A  filed on May 4,
                    2004,  with respect to Items 7 and 12 disclosures  regarding the  Registrant's  press release  announcing its results for the  first  quarter  of 2004  and  the  first  quarter  2004 investor conference call.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                HOME PROPERTIES, INC.
                                ---------------------
                                (Registrant)

                                Date:    May 10, 2004
                                         -------------------------------------

                                By:      /s/ Edward J. Pettinella
                                         -------------------------------------
                                         Edward J. Pettinella
                                         President and Chief Executive Officer

                                Date:    May 10, 2004
                                         -------------------------------------

                                By:      /s/ David P. Gardner
                                         -------------------------------------
                                         David P. Gardner
                                         Executive Vice President and
                                         Chief Financial Officer