Form 10-Q
period 2004-06-30
HOME PROPERTIES INC
filed 2004-08-09
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

              (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                  --------------------------------------------

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

                                  YES   X      NO
                                       ---        ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).

                                  YES   X      NO
                                       ---        ---

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:

Class of Common Stock                             Outstanding at July 31, 2004
---------------------                             ----------------------------
    $.01 par value                                         33,279,290

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             June 30, 2004 (Unaudited) and December 31, 2003                  3

         Consolidated Statements of Operations (Unaudited) -
             Six months ended June 30, 2004 and 2003                          4

         Consolidated Statements of Operations (Unaudited) -
             Three months ended June 30, 2004 and 2003                        5

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Six months ended June 30, 2004 and 2003                          6

         Consolidated Statements of Comprehensive Income (Unaudited) -        7
             Three months ended June 30, 2004 and 2003

         Consolidated Statements of Cash Flows (Unaudited) -                  8
             Six months ended June 30, 2004 and 2003

         Notes to Consolidated Financial Statements (Unaudited)            9-22

Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         23-39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          40

Item 4.  Controls and Procedures                                             41

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     42

         Signatures                                                       43-47

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                            2004               2003
                                                                                            ----               ----
                                                                                      (Unaudited)          (Note 1)
ASSETS
Real estate:
  Land                                                                               $   397,159         $  385,108
  Buildings, improvements and equipment                                                2,527,598          2,347,158
  Real estate held for sale, net                                                         181,004             18,365
                                                                                      ----------         ----------
                                                                                       3,105,761          2,750,631
  Less:  accumulated depreciation                                                    (379,990)        (327,701)
                                                                                      ----------         ----------
         Real estate, net                                                              2,725,771          2,422,930

Cash and cash equivalents                                                                  6,688              5,103
Cash in escrows                                                                           50,643             39,660
Accounts receivable                                                                        5,115              4,437
Prepaid expenses                                                                          13,320             18,184
Investment in and advances to affiliates                                                     123              5,253
Deferred charges                                                                          14,622              9,057
Other assets                                                                              10,729              8,693
                                                                                      ----------         ----------
         Total assets                                                                 $2,827,011         $2,513,317
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                $1,621,795         $1,380,696
Line of credit                                                                            26,000                  -
Accounts payable                                                                          14,642             13,178
Accrued interest payable                                                                  10,031              7,013
Accrued expenses and other liabilities                                                    21,963             18,959
Security deposits                                                                         24,113             21,664
                                                                                      ----------         ----------
         Total liabilities                                                             1,718,544          1,441,510
                                                                                      ----------         ----------

Commitments and contingencies
Minority interest                                                                        347,232            330,544
                                                                                      ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares
issued and                 outstanding at June 30, 2004 and December 31, 2003             60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding at June 30, 2004 and
Decem31, 2003                                                                             25,000             25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 33,270,614 and
     31,966,240 shares issued and outstanding at June 30, 2004 and December
     31, 2003, respectively                                                                  333                320
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                     -                  -
   Additional paid-in capital                                                            832,125            785,710
   Accumulated other comprehensive income                                             (319)        (542)
   Distributions in excess of accumulated earnings                                    (155,825)        (128,910)
   Officer and director notes for stock purchases                                     (79)        (315)
                                                                                      ----------         ----------
         Total stockholders' equity                                                      761,235            741,263
                                                                                      ----------         ----------
         Total liabilities and stockholders' equity                                   $2,827,011         $2,513,317
                                                                                      ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                             2004             2003
                                                                                             ----             ----
Revenues:
   Rental income                                                                         $219,833         $200,578
   Property other income                                                                    8,721            7,511
   Interest and dividend income                                                               298              256
   Other income                                                                             1,163            2,321
                                                                                       ----------       ----------
         Total revenues                                                                   230,015          210,666
                                                                                       ----------       ----------

Expenses:
   Operating and maintenance                                                              104,598           92,466
   General and administrative                                                               9,617            9,701
   Interest                                                                                45,097           43,263
   Depreciation and amortization                                                           44,704           37,516
   Impairment of assets held as General Partner                                             1,116              520
                                                                                       ----------       ----------
         Total expenses                                                                   205,132          183,466
                                                                                       ----------       ----------
Income from operations                                                                     24,883           27,200
Equity in earnings (losses) of unconsolidated affiliates                              (563)      (1,184)
                                                                                       ----------       ----------
Income before minority interest and discontinued operations                                24,320           26,016
Minority interest in affordable limited partnerships                                          393                -
Minority interest in operating partnership                                            (6,847)      (7,034)
                                                                                       ----------       ----------
Income from continuing operations                                                          17,866           18,982
                                                                                       ----------       ----------
Discontinued operations
   Income (loss) from operations, net of ($419) in 2004 and $135 in 2003
     allocated to minority interest                                                   (870)             231
   Gain (loss) on disposition of property, net of $246 in 2004 and $188 in 2003
     allocated to minority interest                                                           511              320
                                                                                       ----------       ----------
Discontinued operations                                                               (359)             551
                                                                                       ----------       ----------
Income before loss on disposition of property and business and cumulative
   effect of change in accounting principle                                                17,507           19,533
Loss on disposition of property and business, net of $33 in 2004 and $5 in 2003
   allocated to minority interest                                                             (67)       (10)
                                                                                       ----------       ----------
Income before cumulative effect of change in accounting principle                          17,440           19,523
Cumulative effect of change in accounting principle, net of $159 in 2004 and $0 in
   2003 allocated to minority interest                                                (321)               -
                                                                                       ----------       ----------
Net income                                                                                 17,119           19,523
Preferred dividends                                                                   (3,797)      (6,710)
                                                                                       ----------       ----------
Net income available to common shareholders                                            $   13,322          $12,813

Basic earnings per share data:
   Income from continuing operations                                                       $  .43           $  .44
   Discontinued operations                                                                 (  .01)             .02
   Cumulative effect of change in accounting principle                                     (  .01)              -
                                                                                       ----------       ----------
Net income available to common shareholders                                                $  .41           $  .46
                                                                                       ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                                       $  .42           $  .43
   Discontinued operations                                                                 (  .01)             .02
   Cumulative effect of change in accounting principle                                     (  .01)              -
                                                                                       ----------       ----------
Net income available to common shareholders                                                $  .40           $  .45
                                                                                       ==========       ==========

Weighted average number of shares outstanding:
  Basic                                                                                32,600,754       27,881,682
                                                                                       ==========       ==========
  Diluted                                                                              33,088,059       28,307,215
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                             2004             2003
                                                                                             ----             ----
Revenues:
   Rental income                                                                         $112,440         $101,449
   Property other income                                                                    4,732            3,990
   Interest and dividend income                                                               147              101
   Other income                                                                               698            1,122
                                                                                       ----------       ----------
         Total revenues                                                                   118,017          106,662
                                                                                       ----------       ----------

Expenses:
   Operating and maintenance                                                               51,081           44,429
   General and administrative                                                               4,892            4,582
   Interest                                                                                23,689           21,124
   Depreciation and amortization                                                           23,270           18,963
   Impairment of assets held as General Partner                                                 -               93
                                                                                       ----------       ----------
         Total expenses                                                                   102,932           89,191
                                                                                       ----------       ----------
Income from operations                                                                     15,085           17,471
Equity in earnings (losses) of unconsolidated affiliates                               (25)      (444)
                                                                                       ----------       ----------
Income before minority interest and discontinued operations                                15,060           17,027
Minority interest in affordable limited partnerships                                          393                -
Minority interest in operating partnership                                             (4,408)       (5,019)
                                                                                       ----------       ----------
Income from continuing operations                                                          11,045           12,008
                                                                                       ----------       ----------
Discontinued operations
   Income (loss) from operations, net of ($448) in 2004 and $154 in 2003
     allocated to minority interest                                                    (928)             267
   Gain (loss) on disposition of property, net of $252 in 2004 and ($75) in
     2003 allocated to minority interest                                                      524       (131)
                                                                                       ----------       ----------
Discontinued operations                                                                (404)             136
                                                                                       ----------       ----------
Income before loss on disposition of property and business                                 10,641           12,144
Loss on disposition of property and business, net of $0 in 2004 and $5 in 2003
   allocated to minority interest                                                               -       (10)
                                                                                       ----------       ----------
Net income                                                                                 10,641           12,134
Preferred dividends                                                                    (1,899)       (3,192)
                                                                                       ----------       ----------
Net income available to common shareholders                                            $    8,742        $   8,942
                                                                                       ==========       ==========

Basic earnings per share data:
   Income from continuing operations                                                       $  .28           $  .32
   Discontinued operations                                                                 (  .01)              -
                                                                                       ----------       ----------
Net income available to common shareholders                                                $  .27           $  .32
                                                                                       ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                                       $  .27           $  .31
   Discontinued operations                                                                 (  .01)              -
                                                                                       ----------       ----------
Net income available to common shareholders                                                $  .26           $  .31
                                                                                       ==========       ==========

Weighted average number of shares outstanding:
  Basic                                                                                32,876,882       28,289,752
                                                                                       ==========       ==========
  Diluted                                                                              33,317,967       28,807,558
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                            2004           2003
                                                            ----           ----
Net income                                               $17,119        $19,523
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments               223             92
                                                         -------        -------

Comprehensive income                                     $17,342        $19,615
                                                         =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                            2004           2003
                                                            ----           ----
Net income                                               $10,641        $12,134
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments               151             36
                                                         -------        -------

Comprehensive income                                     $10,792        $12,170
                                                         =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)
                                                                                      2004           2003
                                                                                      ----           ----
Cash flows from operating activities:
  Net income                                                                      $ 17,119       $ 19,523
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                          563          1,184
     Income allocated to minority interest                                           6,482          7,354
     Depreciation and amortization                                                  48,250         39,279
     Impairment of assets held as General Partner                                    1,116            520
     Impairment of real property                                                     1,100            423
     Gain  on disposition of property and business                               (657)     (493)
     Loss from early extinguishment of debt                                            102          1,349
     Cumulative effect of change in accounting principle                               480              -
     Changes in assets and liabilities:
        Other assets                                                                 4,232          9,679
        Accounts payable and accrued liabilities                                     5,019      (2,515)
                                                                                 ---------     ----------
         Total adjustments                                                          66,687         56,780
                                                                                 ---------     ----------
         Net cash provided by operating activities                                  83,806         76,303
                                                                                 ---------     ----------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                        (64,376)      (32,173)
   Additions to properties                                                       (48,733)      (47,096)
   Proceeds from sale of properties and business, net                                8,861         20,266
   Proceeds from sale of affordable properties, net                                    137              -
   Advances to affiliates                                                        (820)      (1,785)
   Payments on advances to affiliates                                                  124          4,081
                                                                                 ---------     ----------
         Net cash used in investing activities                                    (104,807)      (56,707)
                                                                                 ---------     ----------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                                          20,848         16,675
   Proceeds from mortgage notes payable                                             70,674         50,800
   Payments of mortgage notes payable                                            (27,510)      (33,496)
   Payment of prepayment penalty in connection with the early
     extinguishment of debt                                                      (102)      (1,349)
   Proceeds from line of credit                                                    129,000         90,000
   Payments on line of credit                                                     (103,000)      (86,000)
   Payments of deferred loan costs                                               (1,346)      (463)
   Withdrawals from (additions to) cash escrows, net                             (3,338)         1,746
   Repayment of officer loans                                                          236            202
   Dividends and distributions paid                                              (63,726)      (59,783)
                                                                                 ---------     ----------
         Net cash provided by (used in) financing activities                        21,736       (21,668)
                                                                                 ---------     ----------

Net increase (decrease) in cash and cash equivalents                                   735      (2,072)
Cash and cash equivalents:
   Beginning of year                                                                 5,103          8,782
   Cash assumed in connection with FIN 46R consolidation
                                                                                       850              -
                                                                                 ---------     ----------
   End of year                                                                   $   6,688     $    6,710
                                                                                 =========     ==========

Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions                       $69,782    $         -
Conversion of preferred to common stock                                                  -         33,680
Exchange of UPREIT Units/partnership interest for common shares                     13,843          3,378
Fair value of hedge instruments                                                        682          1,472
Issuance of UPREIT Units associated with property and other acquisitions            12,105          4,806
Increase in real estate associated with the purchase of UPREIT Units                12,470              -
Compensation cost of stock options issued                                              439            409
Net real estate assumed in connection with FIN 46R consolidation                   152,319              -
Other assets assumed in connection with FIN 46R consolidation                       11,916              -
Mortgage debt assumed in connection with FIN 46R consolidation                     129,149              -
Other liabilities assumed in connection with FIN 46R consolidation                   5,363              -

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements
     --------------------------------------

     The interim consolidated financial statements of Home Properties, Inc. (the
     "Company")  have been prepared in  accordance  with  accounting  principles generally  accepted in the United  States of America for interim  financial information and the applicable  rules and regulations of the Securities and
     Exchange Commission.  Accordingly, certain disclosures that would accompany
     annual  financial   statements   prepared  in  accordance  with  accounting
     principles  generally accepted in the United States of America are omitted.
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

2.   Organization and Basis of Presentation
     --------------------------------------

     Organization

     The Company is engaged primarily in the ownership, management, acquisition, and rehabilitation of residential  apartment  communities in the Northeast,
     Mid-Atlantic,  Midwest and  Southeast  Florida.  As of June 30,  2004,  the
     Company operated 199 apartment communities with 49,048 apartments.  Of this total, the Company owned 152 communities,  consisting of 42,000  apartments
     ("Owned Communities"),  managed as general partner 4,746 apartments and fee managed 2,302 apartments for affiliates and third parties.

     Basis of Presentation

     The accompanying  consolidated financial statements include the accounts of the Company and its 68.1% (63.7% at June 30, 2003) partnership  interest in
     Home Properties, L.P. (the "Operating Partnership"). Such interest has been calculated as the  percentage of  outstanding  common shares divided by the total  outstanding  common shares and Operating  Partnership Units ("UPREIT
     Units")  outstanding.  The  remaining  31.9%  (36.3%  at June 30,  2003) is reflected as Minority Interest in these consolidated  financial statements.
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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)
     --------------------------------------------------

     Through  March 30,  2004,  the  Company  accounted  for its  investment  as managing  general  partner  ("GP")  in  unconsolidated  affordable  housing
     limited   partnerships  ("LP")  using  the  equity  method  of  accounting.
     Effective March 31, 2004, the Company adopted FASB  Interpretation No. 46R,
     Consolidation   of   Variable   Interest   Entities   ("FIN   46R").   This
     interpretation  addresses consolidation by business enterprises of variable interest  entities in which the equity investment at risk is not sufficient
     to  permit  the  entity  to  finance  its  activities   without  additional
     subordinated  financial  support from other  parties or in which the equity investors  do not  have  the  characteristics  of a  controlling  financial interest.  This  interpretation  requires a variable  interest entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to
     receive  a  majority  of  the  entity's   residual  returns  or  both.  The
     interpretation  also requires  disclosures about variable interest entities that the  company  is not  required  to  consolidate  but in which it has a significant  variable  interest.  At this date,  the Company is the general partner in 41 limited  partnerships.  The Company has made a  determination that all 41  limited  partnerships  are  Variable  Interest  Entities.  The
     Company has further determined that it is the primary  beneficiary in 34 of
     the  limited   partnerships  and  therefore   consolidated  these  entities
     effective  March 31, 2004.  Beginning  with the second quarter of 2004, the
     Company's  results of operations for both the three- and six-month  periods ending June 30, 2004,  include the results of operations of four of the LPs
     ("Affordable  LPs") for the  three-month  period ended June 30,  2004.  The results of operations of the remaining 30 consolidated partnerships ("Phase
     III") for the same time  period are  included in  discontinued  operations.
     These properties are classified as held for sale due to the fact that as of
     June 30, 2004, the  partnerships are under contract for sale, due diligence has been  completed,  and the majority of third party  approvals  have been received. Home Properties determined that it is not the primary beneficiary in seven partnerships syndicated under U.S. Department of Housing and Urban
     Development  subsidy programs.  These seven investments will continue to be accounted for under the equity  method.  For those seven  investments,  the
     Company  will  continue  to record its  allocable  share of the  respective partnership's  income or loss based on the terms of the  agreement.  To the extent it is  determined  that the LPs  cannot  absorb  their  share of the losses,  if any,  the GP will  record  the LPs  share of such  losses.  The
     Company will absorb  such losses to the extent the Company has  outstanding loans or advances and the limited partner has no remaining capital account.

     Reclassifications

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
      The issue also provides  further guidance in applying the two-class method
     of  calculating  EPS.    It  clarifies  what  constitutes  a  participating
     security and how to apply the two-class  method of computing EPS once it is determined  that a security  is  participating,  including  how to allocate undistributed  earnings to such a security.  The EITF is effective  for the first fiscal periods  beginning  after March 31, 2004. The Company  adopted the provisions of EITF 03-6 effective April 1, 2004 and it had no impact on the Company's results of operations, financial position, or liquidity.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)
     --------------------------------------------------

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

3.   Adoption of New Accounting Policy
     ---------------------------------

     Effective  January 1, 2003, the Company  adopted the provisions of SFAS 148
     "Accounting for Stock Based Compensation - An Amendment of SFAS 123." Under
     the transition  provisions of this  Statement,  the Company has elected the
     "Modified  Prospective  Method" for  recognizing  stock-based  compensation costs.  Under this method the Company recognizes  stock-based  compensation cost  from  the  beginning  of the  fiscal  year in which  the  recognition provisions are first applied as if the fair value based  accounting  method in this Statement had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. For the three and six-months ended June 30,  2004, the Company  recognized $491 and $1,001, respectively,  in stock compensation costs related to its stock compensation  plans,  and $372 and  $652,  respectively,  for the three and six-months  ended  June 30,  2003. Of these totals,  $191 and $439, for the three and six-month periods ended June 30, 2004,  respectively,  related to the expensing of stock  compensation  costs  associated  with stock options granted by the  Company.  The  remaining  $300 and $562,  for the three and six-month periods ended June 30, 2004, respectively,  pertains to the stock compensation  costs  recognized by the Company  relative to its  restricted stock  grants.  For the three and six months ended June 30, 2003,  $207 and
     $409,  respectively,  related to the expensing of stock  compensation costs associated  with stock options  granted by the Company.  The remaining $165 and $243,  for the three and six months ended June 30, 2003,  respectively, pertains to the stock compensation costs recognized by the Company relative to its restricted stock grants.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes  option-pricing model with the following assumptions used for grants in 2004 and 2003:  dividend  yields ranging from 7.81% to 9.40%;
     expected  volatility  ranging from 19.03% to 19.85%;  and expected lives of
     7.5 years for the options with a lifetime of ten years,  and five years for options  with a  lifetime  of five  years.  The  interest  rate used in the option-pricing  model is based on a risk free  interest  rate  ranging from
     4.29% to 6.87%.

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

     The  reconciliation of the basic and diluted earnings per share for the six and three-months ended June 30, 2004 and 2003 is as follows:

                                                                     Six Months               Three Months
                                                                     ----------               ------------
                                                                  2004         2003         2004          2003
                                                                  ----         ----         ----          ----

     Income from continuing operations                         $17,866      $18,982      $11,045       $12,008
     Less: Gain (loss) on disposal of property                (67)    (10)           -      (10)
     Less: Preferred dividends                                (3,797)    (6,710)    (1,899)     (3,192)
                                                            ----------   ----------   ----------    ----------
     Basic and Diluted - Income from continuing
     operations
       applicable to common shareholders                       $14,002      $12,262     $  9,146      $  8,806
     Less: Cumulative effect of change in accounting
     principle                                               (321)           -              -           -
     Discontinued operations                                 (359)         551    (404)          136
                                                            ----------   ----------   ----------    ----------
     Net income available to common shareholders               $13,322      $12,813     $  8,742      $  8,942

     Basic weighted average number of shares outstanding    32,600,754   27,881,682   32,876,882    28,289,752
     Effect of dilutive stock options                          396,361      282,452      353,998       375,253

     Effect of phantom and restricted shares                    90,944      143,081       87,087      142,553
                                                            ----------   ----------   ----------    ----------
     Diluted weighted average number of shares
       outstanding                                          33,088,059   28,307,215   33,317,967    28,807,558
                                                            ==========   ==========   ==========    ==========

     Basic earnings per share
       Income from continuing operations                          $.43         $.44         $.28          $.32
       Discontinued operations                                    (.01)         .02         (.01)         -
       Cumulative effect of change in accounting
         principle                                                (.01)          -            -             -
                                                            ----------   ----------   ----------    ----------
     Net Income available to common shareholders                  $.41         $.46         $.27          $.32
                                                            ==========   ==========   ==========    ==========

     Basic earnings per share
       Income from continuing operations                          $.42         $.43         $.27          $.31
       Discontinued operations                                    (.01)         .02         (.01)           -
       Cumulative effect of change in accounting
       principle                                                  (.01)          -            -             -
                                                            ----------   ----------   ----------    ----------
     Net Income available to common shareholders                  $.40         $.45         $.26          $.31
                                                            ==========   ==========   ==========    ==========

     Unexercised  stock options and warrants to purchase zero and 701,190 shares the Company's  common stock for the  six-month  periods ended June 30, 2004 and 2003,  respectively and zero and 126,000 shares of the Company's common stock for  three-month  periods ended June 30, 2004 and 2003,  respectively were not included in the  computations  of diluted EPS because the options'
     exercise prices were greater than the average market price of the Company's stock during those periods.  For the six and three-month periods ended June
     30, 2004 the 833,333 common stock  equivalents on an as-converted  basis of the Series D Convertible  Cumulative  Preferred  Stock have an antidilutive effect and are not included in the computation of diluted EPS. In addition, for the six and three-month  periods ended June 30, 2003, the 2,771,593 and
     3,016,922, respectively, common stock equivalents on an as-converted basis, of the Series C, D and E  Convertible  Cumulative  Preferred  Stock have an antidilutive effect and are not included in the computation of diluted EPS.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.   Other income
     ------------

     Otherincome  for the six and  three-month  periods  ended June 30, 2004 and
     2003 represents management fee income.

6.   Variable interest entities
     --------------------------

     In the fourth quarter of 2002, the Company decided to sell virtually all of the assets  associated with its general partner interests in the affordable properties to focus solely on the direct ownership and management of market rate apartment  communities.  In April, 2004, the buyer of Phase III, which consists  of the  Company`s  interest  in 38  Upstate  New  York,  Ohio and
     Maryland  properties,  concluded due  diligence,  which  resulted in a $945 reduction in the  contracted  sales price to $5.8 million.  The Company has recorded an impairment charge in the first quarter of 2004 for this $945 to reduce the assets in Phase III to estimated fair market value.  The Company is working  towards a closing on Phase III by the end of the third quarter.
     The  assets  have been  accounted  for as "held for sale" as of and for the three-month  period  ended  June 30,  2004  and  reported  in  discontinued
     operations as all significant  contingencies  surrounding the sale of Phase
     III have been resolved.  It is possible that certain  approvals will not be granted by this date,  pushing the closing into the fourth  quarter of 2004 or later.

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

     The Company  determined that it is not the primary  beneficiary in seven of the 41 partnerships  syndicated under U.S.  Department of Housing and Urban
     Development  subsidy programs.  These seven investments will continue to be accounted for under the equity method and included in equity in earnings of unconsolidated affiliates. Included in equity in earnings of unconsolidated affiliates is the Company share of losses totaling $25 for the three months ended  June  30,  2004.  The  Company  purchased  the  general  partnership interests in these seven partnerships in January,  1996. The Company is the general partner and managing agent of these seven  partnerships  syndicated under U.S. Department of Housing Development (HUD) subsidy programs.  These partnerships were set up to provide low income housing to residents through subsidized  rents and below  market debt  governed  by HUD.  The Company as general partner and managing agent manages the day-to-day operations of the partnership  for a fee (5% of  rents  collected).  The  Company's  economic benefit from these partnerships is the management fee. There is no exposure to  the  Company  of  loss  as a  result  of  its  involvement  with  these partnerships.  The management fees earned on these partnerships was $35 and
     $73 for the three- and six-month  periods  ended June 30, 2004.  The assets and  liabilities  of  the  seven  partnerships  total  $8,492  and  $14,134 respectively at June 30, 2004. Unconsolidated  non-recourse debt associated with the seven partnerships continuing to be accounted for under the equity method  amounted to $13.5  million,  of which the  Company's  proportionate share, based on its legal ownership, was $787.

     In the first quarter of 2004, the Company recorded an impairment  charge of
     $1,600 to adjust the assets  associated  with the affordable  properties to management's  estimate  of fair  market  value.  The  impairment  charge is classified in the financial  statements  as  "Impairment  of assets held as
     general   partner"  of  $1,116  and   "Equity  in   earnings   (losses)  of
     unconsolidated  affiliates"  of $484. A portion of the total $1,116 charge, or $171,  represents monies loaned to certain affordable  properties during the  first  quarter  of 2004 to fund  operating  shortfalls,  which are not anticipated to be recovered  from  projected  sale proceeds.  The remaining balance of $945 pertains to an additional  net  impairment  charge taken on
     Phase III to reduce the assets to estimated fair market value (as described above).  Of  the  total  impairment  charge  recorded  of  $1,600  for  the three-month  period ended March 31, 2004,  $655 relates to cash advances to fund operating shortfalls.

                             HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.   Variable interest entities (continued)
     --------------------------------------

     The Company has further determined that it is the primary beneficiary in 34 of the limited  partnerships  and  therefore  consolidated  these  entities effective  March 31, 2004.  Beginning  with the second quarter of 2004, the
     Company's  results of operations for both the three- and six-month  periods ending June 30,  2004,  include the  results of  operations  of four of the
     Affordable LPs for the three-month  period ended June 30, 2004. The results of operations of the remaining 30  consolidated  partnerships  for the same time period are included in the results of discontinued  operations.  These properties  are classified as held for sale due to the fact that as of June
     30, 2004, the  partnerships  are under contract for sale, due diligence has been  completed,  and the  majority  of third  party  approvals  have  been received.  The  Company is the  general  partner  in these 34  partnerships syndicated  using low income  housing tax credits  under  Section 42 of the
     Internal  Revenue  Code.  As  general  partner,  the  Company  manages  the day-to-day  operations  of these  partnerships  for a  management  fee.  In addition,  the Company has certain  operating  deficit  guarantees  and tax credit  guarantees to its limited  partners.  The Company is responsible to fund  operating  deficits  to the  extent  there  are any  and can  receive operating  incentive  awards when cash flow  reaches  certain  levels.  The effect on the consolidated balance sheet as of June 30, 2004 is an increase in Total  assets of $162.4  million,  an increase in Total  liabilities  of
     $132.3 million,  an increase in Minority  interest of $30.4 million,  and a decrease in  Stockholders'  equity of $321. In connection with the adoption of FIN 46R, the Company recorded a $321 charge of a cumulative  effect of a change in accounting principle during the first quarter.  This charge was a result of the negative capital accounts of minority  interest partners that were  absorbed  by the  Company.  Of the $132.3  million  increase in total liabilities, $126.7 million represented non-recourse mortgage debt.

     During 2004,  the Company  plans to pursue the  disposition  of its general partner interests in one additional  property (two partnerships) with 1,058 units.  The  Company  anticipates  that if a sale is the  chosen  course of action,  a closing will not be likely to occur before the end of 2004; and, although the Company cannot accurately estimate a price at this time, it is likely  that the Company  will have to pay a third  party to  purchase  its interest in this asset.  The Company has guarantees to the partnerships to, upon the occurrence of certain events, repay limited partners their paid in capital contributions (which could total approximately $5.6 million) and to fund  operating  deficits.  The  property is  currently  experiencing  high vacancy.  The  regulatory  agreement  between  the  entity  which  owns the property and the State Housing Authority requires a percentage of residents to meet  certain  income  qualifications.  The Company  has had  difficulty renting the units subject to those  requirements to persons it believes are economically  qualified to rent the units.  The Company does not anticipate that  occupancy  levels or other  aspects of the  operational  outlook will improve in the foreseeable  future under the regulatory  restrictions.  The
     Company has funded  operating  deficits of $475 during the first quarter of
     2004.  Effective  April 1, 2004 and in  accordance  with GAAP,  the Company
     consolidated   the  results  of  operations   and  recorded  its  share  of
     partnership operations.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting
     -----------------

     The Company is engaged in the ownership and management of primarily  market rate  apartment  communities.  Each  apartment  community  is  considered a separate  operating  segment.  Each  segment on a stand alone basis is less than 10% of the  revenues,  profit  or loss,  and  assets  of the  combined reported  operating  segments  and meets the  majority  of the  aggregation criteria  under SFAS No. 131. The  operating  segments are  aggregated  and segregated as Core and Non-core properties.

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

     The Company  assesses and measures  segment  operating  results  based on a performance  measure referred to as Funds from Operations  ("FFO").  FFO is defined as net income (computed in accordance with GAAP) excluding gains or losses from the sales of property  and business  (minority  interest in the
     Operating Partnership,  extraordinary items, plus real estate depreciation, less dividends from non-convertible  preferred shares. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted  accounting  principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash  flows as a  measure  of  liquidity.  Other  companies  may  calculate similarly titled performance measures in a different manner.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting (continued)
     -----------------------------

     The revenues, profit (loss), and assets for each of the reportable segments are  summarized  as follows as of and for the six and  three-month  periods ended June 30, 2004, and 2003.

                                                                           Six Months               Three Months
                                                                           ----------               ------------
                                                                        2004         2003         2004          2003
                                                                        ----         ----         ----          ----
         Revenues
         Apartments owned
           Core properties                                          $217,903     $208,081     $109,877      $105,530
           Core properties included in discontinued operations     (1,502)    (1,518)   (752)     (789)
           Non-core properties                                        12,153        1,526        8,047           698
         Reconciling items                                             1,461        2,577          845         1,223
                                                                    --------     --------   ----------    ----------
         Total Revenue                                              $230,015     $210,666     $118,017      $106,662
                                                                    ========     ========   ==========    ==========
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                          $118,008     $115,268    $  62,449     $  61,033
           Core properties included in discontinued operations    (755)    (775)     (453)   (392)
           Non-core properties                                         6,703        1,130        4,095           369
         Reconciling items                                             1,461        2,577          845         1,223
                                                                    --------     --------   ----------    ----------
         Segment contribution to FFO                                 125,417      118,200       66,936        62,233
         General and administrative expenses                       (9,617)   (9,701)    (4,892)   (4,582)
         Interest expense                                          (45,097)   (41,914)    (23,689)   (21,124)
         Depreciation of unconsolidated affiliates                       556        1,113           13           564
         Non-real estate depreciation/amortization                 (1,678)   (1,147)    (936)   (538)
         FAS 141 acquisition rent / intangibles                          510            -          328             -
         Equity   in   earnings   (losses)   of   unconsolidated   (563)   (1,184)    (25)  (444)
         affiliates
         Impairment of assets held as General Partner              (1,116)   (520)           -    (93)
         Impairment of affordable assets not in FFO                      945            -            -             -
         Loss on sale of business                                 (17)           -            -             -
         Income from  discontinued  operations  before  minority
         interest,
           depreciation   and  gain  (loss)  on  disposition  of
         property                                                  (91)       1,799   (455)          930
         Redeemable preferred dividend (Series F)                  (2,700)   (2,700)  (1,350)   (1,350)
                                                                    --------     --------   ----------    ----------
         Funds from Operations                                        66,549       63,946       35,930        35,596
         Depreciation - apartments owned                           (42,772)   (37,377)  (21,803)   (18,933)
         Depreciation of unconsolidated affiliates                 (1,615)   (1,113)  (1,072)   (564)
         FAS 141 acquisition rent/intangibles                      (510)           -   (328)            -
         Redeemable preferred dividend                                 2,700        2,700        1,350         1,350
         Loss from early extinguishment of debt in connection
           with sale of real estate                                        -    (1,349)           -             -
         Impairment of affordable assets not in FFO                (945)           -            -             -
         (Income)  loss  from  discontinued   operations  before
         minority interest and loss on disposition of property         1,306    (791)       1,376    (422)
         Minority interest - in operating partnership              (6,847)   (7,034)  (4,408)   (5,019)
                                                                    --------     --------   ----------    ----------
         Income from continuing operations                           $17,866      $18,982      $11,045       $12,008
                                                                    ========     ========   ==========    ==========

         Assets - As of June 30, 2004 and December 31, 2003
         Apartments owned:
           - Core                                                                           $2,370,434    $1,924,763
           - Non-core                                                                          404,455       543,698
         Reconciling items                                                                      52,122        44,856
                                                                                            ----------    ----------
         Total Assets                                                                       $2,827,011    $2,513,317
                                                                                            ==========    ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Pro Forma Condensed Financial Information
     -----------------------------------------

     The  Company   acquired  seven   apartment   communities   ("2004  Acquired
     Communities")  with a combined 1,278 units in four  unrelated  transactions during  the  six-month  period  ended  June 30,  2004.  The total  combined purchase  price  (including  closing  costs) of $149.3  million  equates to approximately  $117 per unit.  Consideration for the communities was funded through the  assumption  of $69.8 million of debt,  $67.4 million  from the
     Company's line of credit and $12.1 million of UPREIT Units.

     In  addition,  the  Company  disposed  of one  apartment  community  ("2004
     Disposed Properties") with 224 units during the second quarter of 2004. The total selling price  (including  closing costs) of $9 million resulted in a
     $557 gain on sale of real  estate,  net of  minority  interest.  During the first six months of 2004, the Company  reported a $46 loss, net of minority interest,  relating to additional  expenses incurred in the same period for sales  which took place  during  2003.  These  costs  represent a change in estimate from those accrued at the time of sale.

     The  following  proforma  information  was  prepared  as if  (i)  the  2004 transactions  related to the  acquisition of the 2004 Acquired  Communities had occurred on January 1, 2003, (ii) the 2003 transactions  related to the acquisition of two apartment  communities in two separate  transactions had occurred on January 1, 2003,  (iii) the  disposition  of the 2004  Disposed
     Properties  had  occurred  on January 1, 2003,  (iv) the 2003  transactions related to the disposition of seven apartment communities in seven separate transactions  had  occurred  on  January 1, 2003.  The  proforma  financial information is based upon the historical  consolidated financial statements and  is  not  necessarily  indicative  of the  consolidated  results  which actually would have occurred if the  transactions  had been  consummated at the  beginning  of 2003,  nor does it purport to  represent  the results of operations  for  future  periods.  Adjustments  to the  proforma  condensed combined statement of operations for the six and three-month  periods ended
     June 30, 2004 and 2003,  consist  principally  of providing  net  operating activity and recording interest, depreciation and amortization from January
     1, 2003 to the  earlier of June 30,  2004 or 2003,  as  applicable,  or the acquisition date.

                                                              For the Six-months Ended          For the Three-months Ended
                                                                       June 30                            June 30
                                                              ------------------------          --------------------------
                                                                    2004          2003              2004              2003
                                                                    ----          ----              ----              ----

      Total revenues                                            $232,313      $222,024          $118,017           $112,127

      Net  income  available  to  common   shareholders           14,155        14,329             9,274              9,061
          before
          cumulative  effect of  change  in  accounting
          principle

      Net income available to common shareholders                 13,834        14,329             9,274              9,061

      Per common share data:

      Net  income  available  to  common   shareholders
          before
          cumulative  effect of  change  in  accounting
          principle
          Basic                                                    $0.43         $0.51             $0.28              $0.32
          Diluted                                                  $0.43         $0.51             $0.28              $0.31

      Net income available to common shareholders
          Basic                                                    $0.42         $0.51             $0.28              $0.32
          Diluted                                                  $0.42         $0.51             $0.28              $0.31

      Weighted average numbers of shares outstanding:
          Basic                                               32,600,754    27,881,682        32,876,882         28,289,752
          Diluted                                             33,088,059    28,307,215        33,317,967         28,807,558

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Derivative Financial Instruments
     --------------------------------

     The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt. As of June 30, 2004, the aggregate fair value of the Company's  interest  rate swaps was $682 prior to the  allocation of minority interest and is included in accrued expenses and other liabilities in the  consolidated  balance  sheets.  For the six-months  ending June 30,
     2004, as the critical terms of the interest rate swaps and the hedged items
     are  the  same,  no  ineffectiveness   was  recorded  in  the  consolidated
     statements of  operations.  All  components of the interest rate swaps were included in the  assessment of hedge  effectiveness.  The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to  terminate  the  contract  at the  reporting  date and is estimated using interest rate market pricing models.

10.  Disposition of Property and Discontinued Operations
     ---------------------------------------------------

     Included in  discontinued  operations  are the  operating  results,  net of minority interest,  of eight apartment community  dispositions (one sold in
     2004  and  seven  sold in 2003)  and one  held for sale in 2004,  discussed below,  for the three and  six-months  ended  June 30,  2003.  Included  in discontinued operations for the three- and six-month periods ended June 30,
     2004 are one  property  sold in 2004 and one property  considered  held for sale. In addition,  discontinued operations includes the operating results, net of minority interest,  of the Phase III consolidated  partnerships held for sale for the  three-months  ended June 30,  2004.  For  purposes of the discontinued  operations  presentation,  the Company only includes interest expense  associated with specific  mortgage  indebtedness of the properties that are sold or classified as held for sale.

     During 2004,  the Company sold one property  referred to above with a total of 224 units for total  consideration  of $9.3  million,  or an  average of
     $41.6 per unit. During 2003, the Company sold seven properties  referred to above with a total of 1,568 units for total consideration of $59.3 million, or an average of $38 per unit.  During the six months  ended June 30, 2004, the  Company  reported  a  combined  $46 loss,  net of  minority  interest, relating to additional expenses incurred in the same period for sales which took place during  2003.  These costs  represent a change in estimate  from those accrued at the time of sale.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Disposition of Property and Discontinued Operations (continued)
     ---------------------------------------------------------------

     During  the  second  quarter  of  2004,  a third  party  completed  its due diligence on a 396-unit  property  located in Indiana  which  resulted in a reduction in price to the sale  contract.  As a result of this reduction in price and in accordance  with SFAS No. 144, it was determined that the book value of this  property  was in  excess  of the  undiscounted  cash  flows.
     Therefore,  an impairment of real property of $1.1 million was recorded for the six and  three-month  periods  ended June 30, 2004.  This  property was considered held for sale and has been reflected in discontinued  operations as of June 30, 2004 as all significant  contingencies  surrounding the sale had been resolved.

     The operating  results of the  components of  discontinued  operations  are summarized  as follows for the six and  three-month  periods ended June 30,
     2004 and 2003.

                                                                     Six months                Three months
                                                                     ----------                ------------
                                                                 2004          2003          2004         2003
                                                                 ----          ----          ----         ----
         Revenues
            Rental Income                                     $  6,741        $5,846        $5,608        $2,870
            Property other income                                  102           346            36           181
                                                              --------       -------      --------       -------
         Total Revenues                                          6,843         6,192         5,644         3,051
                                                              --------       -------      --------       -------

         Expenses
           Operating and Maintenance                             4,306         3,342         3,591         1,612
            Interest expense                                     1,464         1,051         1,344           509
            Depreciation and amortization                        2,684         1,010         2,407           509
            Impairment of real property                          1,100           423         1,100               -
                                                              --------       -------      --------       -------
         Total Expenses                                          9,554         5,826         8,442         2,630
                                                              --------       -------      --------       -------

         Income (loss) from discontinued operations before
            minority interest and gain (loss) on
            disposition of property                             (2,711)          366      (2,798)          421

         Minority interest                                       1,841      (135)        1,870      (154)
                                                              --------       -------      --------       -------

         Income from discontinued operations                  ($   870)      $   231      ($   928)      $   267
                                                              ========       =======      ========       =======

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Disposition of Property and Discontinued Operations (continued)
     ---------------------------------------------------------------

     The table below provides a more detailed  presentation of the components of discontinued operations for the six- and three-month periods ended June 30,
     2004.

                                                  Six Months 2004                      Three Months 2004
                                                  ---------------                      -----------------
                                           Owned                                 Owned
                                        Communities   Phase III     Total     Communities   Phase III     Total
                                        -----------   ---------     -----     -----------   ---------     -----
      Revenues
         Rental Income                     $2,130        $4,611      $6,741      $  997        $4,611      $5,608
         Property other income                145     (43)        102          79     (43)         36
                                         --------      --------     -------     -------      --------     -------

      Total Revenues                        2,275         4,568       6,843       1,076         4,568       5,644
                                         --------      --------     -------     -------      --------     -------

      Expenses
        Operating and Maintenance           1,124         3,182       4,306         409         3,182       3,591
         Interest expense                     241         1,223       1,464         121         1,223       1,344
         Depreciation and amortization        518         2,166       2,684         241         2,166       2,407
         Impairment of real property        1,100             -       1,100       1,100             -       1,100
                                         --------      --------     -------     -------      --------     -------

      Total Expenses                        2,983         6,571       9,554       1,871         6,571       8,442
                                         --------      --------     -------     -------      --------     -------

      Income (loss) from discontinued
         operations before minority
         interest and gain (loss) on
         disposition of property         (708)     (2,003)     (2,711)   (795)       (2,003)     (2,798)
                                              419         1,422       1,841         448         1,422       1,870
                                         --------      --------     -------     -------      --------     -------
      Minority interest

      Income from discontinued
        operations                       ($   289)     ($   581)    ($  870)    ($  347)     ($   581)    ($  928)
                                         ========      ========     =======     =======      ========     =======

     The  results  of  discontinued  operations  in the  table  above  have been presented for the six- and three-month periods ended June 30, 2004 only, as the  discontinued  operations  for 2003 solely  represents the results from owned communities.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies
     -----------------------------

     Contingencies

     In 2001, the Company  underwent a state capital stock tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit.  If the state's position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million. At the time, the Company believed the assessment and the state's underlying  position were not supportable by the law nor consistent with previously  provided  interpretative  guidance from the  office  of the  State  Secretary  of  Revenue.  After  two  subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute,  the Company  was  advised by outside tax counsel  that its filing position for 1998-2001  should  prevail.  During December 2003, the state's governor signed  legislation which included the REIT tax provisions.  Based upon this,  Company's tax counsel expects that the  outstanding  litigation should now be able to be resolved.  Effective  January 1, 2003, the Company reorganized  the ownership of Home Properties  Trust,  which should subject the Company to a much lower level of tax going forward.

     During April, 2004, the Company finalized  negotiations with New York State settling a sales and use tax audit covering the period June 1, 1999 through
     May 31,  2002.  The  total  cost to the  Company  as a result  of the audit amounted to $861. This was included in the first quarter results.

     As a result of this audit,  during the second quarter the Company  examined its sales and use tax  compliance  in the other states in which the Company operates.  Based upon its internal analysis,  the Company has estimated its liability as of June 30, 2004 in those states where it found non-compliance and has  recorded  at June 30, 2004 a liability  of $1,712.  The  liability recorded  relates to the period beginning on the later of: (i) the date the company first purchased  property in the applicable  state; or (ii) January
     1, 1997 and  ending  on June 30,  2004.  The  Company  recognizes  that the liability  recorded is an estimate and that the actual tax  liability  that will be paid in the future may be less than or greater than this  estimate.
     The  Company has  determined  that the likely  range is between  $1,325 and
     $2,300.

     The  Company  and  the  Operating  Partnership,  along  with  Home  Leasing
     Corporation,  the  predecessor  of the Company  that is owned by Nelson and
     Norman Leenhouts, are defendants in a lawsuit. The essence of the complaint is that the  entity  in which  plaintiffs  were  investors  was  wrongfully
     excluded  from  the  Company's  initial   organization  as  a  real  estate
     investment  trust and the  investors  therefore did not obtain the benefits from  exchanging  their  equity  interests in that entity for equity in the
     Operating  Partnership.  In their  original  complaint,  plaintiffs  sought damages in the amount of $3 million.  In the subsequent  discovery process, plaintiffs increased the damages sought to $10 million. The Company and the
     Operating Partnership have responded to the lawsuit by denying all material allegations  and asserting  various  defenses.  The only remaining cause of action  against  the Company and the  Operating  Partnership  is a claim of breach of fiduciary duty. On a procedural  basis,  plaintiffs were recently permitted to change their election from a judge to a jury trial.  It is not possible to estimate  the  possible  loss or range of loss at this time and the Company has therefore not accrued any liability for the second quarter.
     Management and its counsel believe that applicable legal precedents support a conclusion that neither the Company nor the Operating  Partnership should be found to have any liability to the plaintiffs.

     Guarantees

     The  Company,   through  its  general  partnership   interests  in  certain
     affordable  property  limited  partnerships,  has guaranteed the Low Income
     Housing  Tax  Credits  to  limited  partners  in 23  partnerships  totaling approximately  $48  million.  As of June  30,  2004,  there  were no  known conditions  that would make such  payments  necessary,  and no amounts have been  recorded.  In  addition,  the Company,  acting as general  partner in certain  partnerships,  is obligated to advance  funds to meet  partnership operating deficits.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  Impairment of real property
     ---------------------------

     During  the  second  quarter  of  2004,  a third  party  completed  its due diligence on a 396-unit  property  located in Indiana  which  resulted in a reduction in price to the sale  contract.  As a result of this reduction in price and in accordance  with SFAS No. 144, it was determined that the book value of this  property  was in  excess  of the  undiscounted  cash  flows.
     Therefore,  an impairment of real property of $1.1 million was recorded for the six and  three-month  periods  ended June 30, 2004.  This  property was considered held for sale and has been reflected in discontinued  operations as of June 30, 2004 as all significant  contingencies  surrounding the sale had been resolved.

13.  Related Party Transactions
     --------------------------

     On January 1, 2004,  the  Company  sold  certain  assets of its  commercial property  management division to Home Leasing LLC, which is owned by Nelson and Norman  Leenhouts.  This  division  managed  approximately  2.2 million square feet of gross leasable area, as well as certain planned communities.
     The initial  amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the  management  fee  received by Home Leasing in connection  with the management of one of the  commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract is approximately $4.6 or $55.2 per year. If Home Leasing continues to manage the property for three years,  the Company is expected to receive total additional  deferred purchase price of $165.6 of which $27.6 has been received  during the  six-months  ended June 30,  2004.  The  current  loss recorded on the sale of these  assets as of June 30, 2004  amounts to $3.2.
     If the  management  of this property is retained for the entire three years the Company  expects to receive an  additional  $138 for the period July 1,
     2004 through January 1, 2007. The gain on sale would then be  approximately
     $134.5.

14.  Subsequent Events
     -----------------

     On July 8, 2004, the Company  acquired its first  property in Florida.  The
     Hamptons is an 836-unit apartment community in North Lauderdale.  The total purchase  price of $70.4  million,  including  closing  costs,  equates  to approximately  $84.2 per unit.  Consideration  included  $56.0 million in a variable rate Fannie Mae Discount  Mortgage Backed Security (DMBS) financed through  Prudential  Mortgage  Capital  Company and $14.4  million from the
     Company's  line of credit.  The initial  interest rate on the DMBS is 2.4%, inclusive  of the rate cap,  and  adjusts  every 90 days.  The  property is currently 93.7% occupied,  based on economic occupancy,  with monthly rents averaging $807.

     On July  30,  2004 the  Company  sold  Maple  Lane  Apartments,  a 396 unit community  located in South Bend,  Indiana.  The total sales price of $17.5 million  equates to $44 per apartment  unit.  An impairment  charge of $1.1 million  was  recorded  in the  second  quarter  to  adjust  this  asset to management's estimate of fair market value.

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

As of June 30, 2004, the Company had an unsecured line of credit from M & T Bank of $115 million. The Company's  outstanding balance as of June 30, 2004, was $26 million.  Borrowings  under the line of credit  bear  interest at 1.05% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the
Company's  interest expense and as a result will affect the Company's results of operations and financial  condition.  The line of credit expires on September 1,
2005.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility, it intends to satisfy such requirements through the issuance of
UPREIT Units,  proceeds from the Dividend  Reinvestment Plan ("DRIP"),  proceeds from  the  sale  of  properties,  additional  long  term  secured  or  unsecured indebtedness,  or the issuance of additional equity  securities.  As of June 30,
2004, the Company owned 25 properties  with 3,895  apartment  units,  which were unencumbered by debt.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at June 30, 2004 was $144.4 million.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital  for the  Company.  During the first  quarter  of 2004,  the  Company acquired four  communities  with 534 units for a total  purchase  price of $64.2 million.  The Company issued UPREIT Units valued at approximately  $12.1 million as part of the consideration for two of the properties,  with the balance funded by the assumption of debt and cash. During 2003, the Company exercised an option to  acquire  approximately  10 acres  of land  adjacent  to one of its  existing properties for $2.8 million.  In connection with this  transaction,  the Company issued  UPREIT Units  valued at  approximately  $2.8  million.  In addition,  $2 million of UPREIT Units were issued to satisfy an existing liability.

During 2003,  $30.3 million of common stock was issued under the Company's DRIP.
An additional  $12.8 million has been raised through the DRIP program during the first six months of 2004.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP  participants to provide for  investments in excess of the $1 thousand  maximum  monthly  investment.  In connection  with the  announcement of the February,  2002 dividend,  the Company announced such waivers will be considered beginning with the March 2002 optional cash  purchase,  as  management  believed  the stock was trading at or above its estimate of net asset value. No such waivers were granted during the 2003 or the first six months of 2004.

On  August  6,  2002 the  Board of  Directors  increased  its  authorization  by
2,000,000  shares to  repurchase  its common stock or UPREIT Units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's action does not establish a target stock price or a specific  timetable for share repurchase.  During the first three months of
2004, there were no shares or UPREIT Units  repurchased by the Company.  At June
30, 2004 the Company had authorization to repurchase  3,135,800 shares of common stock and UPREIT Units under the stock repurchase program.

As of June 30, 2004,  excluding  the effect of the FIN 46R  consolidations,  the weighted  average  rate of interest on  mortgage  debt is 6.2% and the  weighted average maturity is approximately eight years.  Approximately 93% of the debt is fixed rate.  This limits the exposure to changes in interest  rates,  minimizing the effect on results of operations and financial condition.

Off-Balance Sheet Investments
-----------------------------

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities,  "VIE"). The
Company  has  made  a  determination  that  all  41  of  the  remaining  limited partnerships are Variable Interest Entities.  The Company has further determined that  it is the  primary  beneficiary  in 34 of  the  limited  partnerships  and therefore  consolidated these entities effective March 31, 2004.  Beginning with the second  quarter of 2004,  the Company's  results of operations  for both the three- and  six-month  periods  ending  June 30,  2004,  include  the results of operations of four of the Affordable LPs for the  three-month  period ended June
30, 2004.  The tables on the following  pages show the effects of the VIEs being consolidated.  The  results  of  operations  of the  remaining  30  consolidated
partnerships   for  the  same  time  period  are  included  in  the  results  of discontinued operations. These properties are classified as held for sale due to the fact that as of June 30, 2004, the partnerships are under contract for sale, due diligence has been completed, and the majority of third party approvals have been received. Home Properties determined that it is not the primary beneficiary in seven  partnerships  syndicated  under U.S.  Department  of Housing and Urban
Development  subsidy  programs.  These  seven  investments  will  continue to be accounted for under the equity method. For those seven investments,  the Company will  continue to record its  allocable  share of the  respective  partnership's income  or loss  based  on the  terms  of the  agreement.  To the  extent  it is determined that the LPs cannot absorb their share of the losses,  if any, the GP will record the LPs share of such losses. The Company will absorb such losses to the extent the Company has outstanding loans or advances and the limited partner has no remaining capital account.

The  Company,  through its general  partnership  interest in certain  affordable property limited partnerships, has guaranteed the low income housing tax credits to the  limited  partners  for a  period  of  either  five  or ten  years  in 23 partnerships  totaling  approximately $48 million.  Such guarantee  requires the
Company to operate the  properties  in  compliance  with  Internal  Revenue Code
Section  42 for 15  years.  The  weighted  average  number of  compliance  years remaining is approximately 10 years. In addition,  acting as the general partner in certain  partnerships,  the  Company is  obligated  to advance  funds to meet partnership  operating  deficits.  If operating  deficits continue to occur, the
Company would determine on an individual  partnership basis if it is in the best interest of the Company to continue to fund these deficits.

The  Company  believes  the  properties  operations  conform  to the  applicable requirements  as set forth  above and do not  anticipate  any payment on the low income housing tax credit guarantees  described above. In addition,  the Company has  required  the  buyer  of its  general  partner  interests  in  the  limited partnerships  to secure  releases of the Company's  guarantees  from the limited partners  or, in the one  instance  where a release was not  granted,  the buyer would indemnify the Company for any liability.

As  indicated  in Footnote 6, the Company is working  towards a closing on Phase
III by the end of the third  quarter.  If the  Company  is able to close by this date,  approximately  $121 million of assets and $92 million of liabilities will be removed from the balance sheet in the third  quarter.  The  following  tables below summarizes the effect of the consolidation  requirements of FIN 46R on the balance sheet as of June 30, 2004 as well as the  Statements  of Operations  for the three- and six-month periods ended June 30, 2004.

Consolidation Summary of the Balance Sheet as of June, 2004
(in thousands)
                                                                  June 30, 2004   Effect of FIN 46R     June 30, 2004
                                                               (before FIN 46R)       Consolidation     (as reported)
                                                               ----------------       -------------     -------------
ASSETS
Real estate:
  Land                                                               $  399,706          $   14,275       $   413,981
  Buildings, improvements and equipment                               2,545,116             199,479         2,744,595
                                                                     ----------            --------        ----------
                                                                      2,944,822             231,754         3,158,576
  Less:  accumulated depreciation                                    (370,290)         (62,515)     (432,805)
                                                                     ----------            --------        ----------
         Real estate, net                                             2,574,532             151,239         2,725,771

Cash and cash equivalents                                                 5,751                 937             6,688
Cash in escrows                                                          42,770               7,873            50,643
Accounts receivable                                                       4,214                 901             5,115
Prepaid expenses                                                         13,140                 180            13,320
Investment in and advances to affiliates                                  4,071         (3,948)             123
Deferred charges                                                          9,483               5,139            14,622
Other assets                                                             10,654                  75            10,729
                                                                     ----------            --------        ----------
         Total assets                                                $2,664,615            $162,396        $2,827,011
                                                                     ==========            ========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                               $1,495,065            $126,730        $1,621,795
Line of credit                                                           26,000                   -            26,000
Accounts payable                                                         13,822                 820            14,642
Accrued interest payable                                                  7,509               2,522            10,031
Accrued expenses and other liabilities                                   20,893               1,070            21,963
Security deposits                                                        22,952               1,161            24,113
                                                                     ----------            --------        ----------
         Total liabilities                                            1,586,241             132,303         1,718,544
                                                                     ----------            --------        ----------

Minority interest                                                       316,818              30,414           347,232
                                                                     ----------            --------        ----------

Stockholders' equity                                                    761,556       (321)         761,235
                                                                     ----------            --------        ----------
         Total liabilities and stockholders' equity                  $2,664,615            $162,396        $2,827,011
                                                                     ==========            ========        ==========

Consolidation Summary of the Statement of Operations
for the six-months ended June 30, 2004 (in thousands)
                                                                  June 30, 2004   Effect of FIN 46R     June 30, 2004
                                                               (before FIN 46R)       Consolidation     (as reported)
                                                               ----------------       -------------     -------------
Revenues:
   Rental income                                                       $218,259           $   1,574          $219,833
   Property other income                                                  8,623                  98             8,721
   Interest and dividend income                                             298                   -               298
   Other income                                                           1,163                   -             1,163
                                                                      ---------          ----------         ---------
         Total Revenues                                                 228,343               1,672           230,015
                                                                      ---------          ----------         ---------

Expenses:
   Operating and maintenance                                            103,066               1,532           104,598
   General and administrative                                             9,617                   -             9,617
   Interest                                                              44,564                 533            45,097
   Depreciation and amortization                                         43,932                 772            44,704
   Impairment of assets held as General Partner                           1,352         (236)            1,116
                                                                      ---------          ----------         ---------
         Total Expenses                                                 202,531               2,601           205,132
                                                                      ---------          ----------         ---------
Income from operations                                                                     (
                                                                         25,812                 929)           24,883
Equity in earnings (losses) of unconsolidated affiliates             (1,680)              1,117       (563)
                                                                      ---------          ----------         ---------
Income before minority interest and discontinued operations              24,132                 188            24,230
Minority interest in affordable limited partnerships                          -         (393)      (393)
Minority interest in operating partnership                                6,658                 189             6,847
                                                                      ---------          ----------         ---------
Income from continuing operations                                        17,474                 392            17,866
                                                                      ---------          ----------         ---------
Discontinued operations
   Income (loss) from operations, net of minority interest          (478)        (392)      (870)
   Gain (loss) on disposition of property, net of minority
     interest                                                               511                   -               511
                                                                      ---------          ----------         ---------
Discontinued operations                                                      33                   -       (359)
                                                                      ---------          ----------         ---------
Income before loss on disposition of property and business
   and cumulative effect of change in accounting principle               17,507                   -            17,507
Loss on disposition of property and business, net of minority
   interest                                                         (67)                  -      (67)
                                                                      ---------          ----------         ---------
Income before cumulative effect of change in accounting
  principle                                                              17,440                   -            17,440
Cumulative effect of change in accounting principle, net of
minority interest                                                             -         (321)      (321)
                                                                      ---------          ----------         ---------
Net Income                                                               17,440         (321)           17,119
Preferred dividends                                                  (3,797)                  -        (3,797)
                                                                      ---------          ----------         ---------
Net income available to common shareholders                           $  13,643          ($     321)        $  13,322
                                                                      =========          ==========         =========

Consolidation Summary of the Statement of Operations
for the three-months ended June 30, 2004 (in thousands)
                                                                  June 30, 2004   Effect of FIN 46R     June 30, 2004
                                                               (before FIN 46R)       Consolidation     (as reported)
                                                               ----------------       -------------     -------------
Revenues:
   Rental income                                                       $110,866           $   1,574          $112,440
   Property other income                                                  4,634                  98             4,732
   Interest and dividend income                                             147                   -               147
   Other income                                                             698                   -               698
                                                                     ----------       -------------         ----------
         Total Revenues                                                 116,345               1,672           118,017
                                                                     ----------       -------------         ----------

Expenses:
   Operating and maintenance                                             49,549               1,532            51,081
   General and administrative                                             4,892                   -             4,892
   Interest                                                              23,156                 533            23,689
   Depreciation and amortization                                         23,498                 772            23,270
   Impairment of assets held as General Partner                             236         (236)                -
                                                                     ----------       -------------         ----------
         Total Expenses                                                 100,331               2,601           102,932
                                                                     ----------       -------------         ----------
Income from operations
                                                                         16,014         (929)           15,085
Equity in earnings (losses) of unconsolidated affiliates             (1,142)              1,117      (25)
                                                                     ----------       -------------         ----------
Income before minority interest and discontinued operations              14,872                 188            15,060
Minority interest in affordable limited partnerships                          -         (393)      (393)
Minority interest in operating partnership                                4,219                 189             4,408
                                                                     ----------       -------------         ----------
Income from continuing operations                                        10,653                 392            11,045
                                                                     ----------       -------------         ----------
Discontinued operations
   Income (loss) from operations, net of minority interest          (536)        (392)      (928)
   Gain (loss) on disposition of property, net of minority
     interest                                                               524                   -               524
                                                                     ----------       -------------         ----------
Discontinued operations                                            (12)                  -       (404)
                                                                     ----------       -------------         ----------
Net Income                                                               10,641                   -            10,641
Preferred dividends                                                  (1,899)                  -        (1,899)
                                                                     ----------       -------------         ----------
Net income available to common shareholders                          $    8,742       $           0         $    8,742
                                                                     ==========       =============         ==========

Acquisitions and Dispositions
-----------------------------

During  the first six  months of 2004,  the  Company  acquired  seven  apartment communities  in four unrelated  transactions.  The  acquisitions  consisted of a portfolio of four apartment communities with a total of 534 units in New Jersey, two  apartment  communities  in  Maryland  with a  total  of 468  units  and one apartment  community  in  Massachusetts  with a total of 276  units.  The  total purchase price of $140.7 million, including closing costs, equated to an average of $110.0 per  apartment.  Consideration  included $61.4 million of assumed debt
(fair market value of $69.8 million), $67.4 million in cash and $11.9 million of
UPREIT Units in the Company  (fair market  value of $12.1  million).  The UPREIT
Units are exchangeable for shares of the Company's common stock on a one-for-one basis. For purposes of determining the number of UPREIT Units issued, a value of
$39.00  per unit  was set when the  transaction  was  negotiated.  The  combined weighted average expected first year  capitalization  rate on these acquisitions is 6.8%.  Capitalization  rate ("cap  rate") is defined as the rate of  interest used to convert the first year expected net operating income ("NOI") less a 3.0%
management  fee into a single  present  value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.
Management  generally  considers NOI to be an  appropriate  measure of operating performance  because  it helps  investors  to  understand  the  operations  of a community.  In addition  the  apartment  communities  are valued and sold in the market by using a multiple of NOI.

During the second quarter the Company  disposed of one community with a total of
224 units located in upstate, New York. The total purchase price of $9.3 million equated to approximately  $41.6 per unit. The Company recorded a gain on sale in the second quarter,  before  allocation of minority  interest,  of approximately
$825 related to this sale. The weighted average expected first year cap rate for this community is 9.0%.

Subsequent to the end of the second  quarter of 2004,  the Company  acquired one additional  community with 836 units for $70.4 million at an expected first year cap rate of 6.2%. In addition, the Company disposed of a property with 396 units located in Indiana for a total price of $17.5 million at an expected  first year cap rate of 7.4%.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September  2005,  and had $26 million  outstanding  at June 30,  2004.  The $1.5 billion in mortgage  notes payable from the Company's  wholly owned  properties, before the  effect of FIN 46R,  have  varying  maturities  ranging  from 1 to 38 years.  The weighted average interest rate of the Company's fixed rate notes was
6.39%  and 6.47% at June 30,  2004 and  December  31,  2003,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit
facility  was  2.45%  and  2.32%  at  June 30,   2004  and  December 31,   2003,
respectively.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent  rental payments based on certain variable  factors.  At June 30,
2004,  future minimum rental payments  required under the lease are $70 per year until the lease expires.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital expenditures. During the three and six-month period ended June
30,  2004  approximately  $131 and $262  per unit was  estimated  to be spent on recurring  capital  expenditures.  The table below  summarizes  the actual total capital  improvements,  (before  the  effects  of FIN  46R)  incurred  by  major categories for the three and six-month  periods ended June 30, 2004 and 2003 and an estimate of the breakdown of total capital  improvements by major  categories between recurring and non-recurring, revenue generating capital improvements for the three and six-month period ended June 30, 2004 as follows:

                                                 For the three-month period ended June 30,
                                                   (in thousands, except per unit data)
                                                                  2004                                               2003
                            ---------------------------------------------------------------------------- ---------------------------

                            Recurring              Non-Recurring              Total Capital              Total Capital
                               Cap Ex  Per Unit(a)        Cap Ex  Per Unit(a)  Improvements  Per Unit(a)  Improvements  Per Unit(a)
                               ------  -----------        ------  -----------  ------------  -----------  ------------  -----------
New Buildings                    $  -         $ -          $ 665          $16         $ 665          $16         $ 496          $12
Major building improvements       956          23          4,389          104         5,345          127         6,422          159
Roof replacements                 365           9            711           17         1,076           26         1,028           26
Site improvements                 350           8          2,516           60         2,866           68         2,042           51
Apartment upgrades                690          16          6,091          145         6,781          161         8,342          207
Appliances                        573          14            428           10         1,001           24         1,219           30
Carpeting/Flooring              1,799          43            539           13         2,338           56         2,974           74
HVAC/Mechanicals                  530          12          2,840           68         3,370           80         3,268           81
Miscellaneous                     235           6            639           15           874           21         1,131           28
                              -------         ----       -------         ----       -------       ------       -------       ------
Totals                         $5,498        $131        $18,818         $448       $24,316         $579       $26,922         $668
                              =======         ====       =======         ====       =======       ======       =======       ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,992  core  units,  2003  acquisition  units  of 730 and  2004 acquisition  units of 1,278 for the three-month  period ended June 30, 2004 and 39,992 core units and 2003 acquisition units of 280 for the three-month period ended June 30, 2003.

                                                  For the six-month period ended June 30,
                                                   (in thousands, except per unit data)
                                                                  2004                                               2003
                            ---------------------------------------------------------------------------- ---------------------------

                            Recurring              Non-Recurring              Total Capital              Total Capital
                               Cap Ex  Per Unit(a)        Cap Ex  Per Unit(a)  Improvements  Per Unit(a)  Improvements  Per Unit(a)
                               ------  -----------        ------  -----------  ------------  -----------  ------------  -----------
New Buildings                 $     -      $     -       $ 1,218          $29        $1,218       $   29    $      883      $    22
Major building improvements     1,894           46         6,886          165         8,780          211         9,832          245
Roof replacements                 724           17           793           19         1,517           36         1,303           32
Site improvements                 693           17         3,311           79         4,004           96         2,808           70
Apartment upgrades              1,367           33        11,863          285        13,230          318        15,966          397
Appliances                      1,135           27           817           20         1,952           47         2,260           56
Carpeting/Flooring              3,564           86         1,068           25         4,632          111         5,230          130
HVAC/Mechanicals                1,050           25         5,143          124         6,193          149         5,503          137
Miscellaneous                     466           11         1,413           34         1,879           45         1,966           49
                              -------         ----       -------         ----       -------       ------       -------       ------
Totals                        $10,893         $262       $32,512         $780       $43,405       $1,042       $45,751       $1,138
                              =======         ====       =======         ====       =======       ======       =======       ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,992  core  units,  2003  acquisition  units  of 730 and  2004 acquisition  units of 899 for the six-month  period ended June 30, 2004 and
     39,992  core  units  and 2003  acquisition  units of 215 for the  six-month period ended June 30, 2003.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements
(before the effects of FIN 46R) between core and non-core as follows:

                                               For the three-month period ended June 30,
                                                  (in thousands, except per unit data)
                                                                  2004                                             2003
                                --------------------------------------------------------------------------  -----------------------
                                 Recurring              Non-recurring              Total Capital            Total Capital
                                    Cap Ex  Per Unit           Cap Ex  Per Unit     Improvements  Per Unit   Improvements  Per Unit
                                    ------  --------           ------  --------     ------------  --------   ------------  --------
Core Communities                    $5,234      $131          $18,207    $  455          $23,441     $ 586        $26,882      $672
2004 Acquisition Communities           168       131              511       400              679       532              -         -
2003 Acquisition Communities            96       131              100       137              196       268             40       143
Sub-total                            5,498       131           18,818       448           24,316       579         26,922       668
2004 Disposed Communities               23       131              188     1,092              211     1,223            125       559
2003 Disposed Communities                -         -                -         -                -         -            227       224
Corporate office expenditures(1)         -         -                -         -            1,760         -            400         -
                                   -------      ----          -------    ------          -------    ------        -------    ------
                                    $5,521      $131          $19,006    $  451          $26,287     $ 582        $27,674      $657
                                   =======      ====          =======    ======          =======    ======        =======    ======

                                                For the six-month period ended June 30,
                                                  (in thousands, except per unit data)
                                                                  2004                                             2003
                                --------------------------------------------------------------------------  -----------------------
                                 Recurring              Non-recurring              Total Capital            Total Capital
                                    Cap Ex  Per Unit           Cap Ex  Per Unit     Improvements  Per Unit   Improvements  Per Unit
                                    ------  --------           ------  --------     ------------  --------   ------------  --------
Core Communities                   $10,466      $262          $31,847    $  796          $42,313    $1,058        $45,699    $1,143
2004 Acquisition Communities           236       262              514       572              750       834              -         -
2003 Acquisition Communities           191       262              151       207              342       469             52       243
Sub-total                           10,893       262           32,512       780           43,405     1,042         45,751     1,138
2004 Disposed Communities               52       262              286     1,444              338     1,076            223       995
2003 Disposed Communities                -         -                -         -                -         -            445       419
Corporate office expenditures(1)         -         -                -         -            2,390         -            677         -
                                   -------      ----          -------    ------          -------    ------        -------    ------
                                   $10,945      $262          $32,798    $  784          $46,133    $1,046        $47,096    $1,119
                                   =======      ====          =======    ======          =======    ======        =======    ======

(1)  No distinction is made between recurring and non-recurring expenditures for corporate office.

Results of Operations
---------------------

Summary of Core Properties

The Company had 144  apartment  communities  with 39,992  units which were owned during the six-month period being presented (the "Core Properties"). The Company has acquired an additional  nine apartment  communities  with 2,008 units during
2004 and 2003 (the  "Acquired  Communities").  The Company also disposed of nine properties  with a total of 2,016 units  during 2004 and 2003 (the  "Disposition
Communities").  The Disposition Communities have been classified as discontinued
operations.  Finally,  beginning with the second quarter of 2004, the results of operations  for the both the three- and six-month  periods ending June 30, 2004, include  the  results of  operations  of four  affordable  limited  partnerships
("Affordable  LPs") that have been  consolidated  in accordance with FIN 46R for the first time this  quarter.  The  inclusion  of these  Affordable  LPs and the
Acquired  Communities   generally  accounted  for  the  significant  changes  in
operating results for the three and six-months ended June 30, 2004.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                            Six Months                                 Three Month
                                            ----------                                 -----------
                                  2004       2003  $ Change   % Change       2004       2003   $ Change      % Chg
                                  ----       ----  --------   --------       ----       ----   --------      -----
    Rental income             $209,463   $200,531    $8,932       4.5%   $105,348   $101,501     $3,847       3.8%
    Property other income                               890      11.8%      4,529                   500      12.4%
                                 8,440      7,550                                      4,029
                              --------   --------    ------       ---     -------    -------     ------       ---
    Total income               217,903    208,081     9,822       4.7%    109,877    105,530      4,347       4.1%
    Operating and
      Maintenance             (99,895)  (92,813)   (7,082)     (7.6%)  (47,428)  (44,497)    (2,931)     (6.6%)
                              --------   --------    ------       ---     -------    -------     ------       ---
    Net operating income      $118,008   $115,268    $2,740       2.4%    $62,449    $61,033     $1,416       2.3%
                              ========   ========    ======       ===     =======    =======     ======       ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                            Six Months                                 Three Month
                                            ----------                                 -----------
                                  2004       2003  $ Change   % Change       2004       2003   $ Change      % Chg
                                  ----       ----  --------   --------       ----       ----   --------      -----
    Rental income            $ 219,833  $ 200,578   $19,255       9.6%   $112,440  $ 101,449    $10,991      10.8%
    Property other income                             1,210      16.1%                              742      18.6%
                                 8,721      7,511                           4,732      3,990
                             ---------  ---------   -------       ---   ---------  ---------    -------       ---
    Total income               228,554    208,089    20,465       9.8%    117,172    105,439     11,733      11.1%
    Operating and
      Maintenance             (104,598)  (92,466)  (12,132)    (13.1%)  (51,081)  (44,429)  (6,652)    (15.0%)
                             ---------  ---------   -------       ---   ---------  ---------    -------       ---
    Net operating income     $ 123,956  $ 115,623   $ 8,333       7.2%  $  66,091  $  61,010    $ 5,081       8.3%
                             =========  =========   =======       ===   =========  =========    =======       ===

Comparison of six-months ended June 30, 2004 to the same period in 2003

Of the $19,255 increase in rental income, $8,749 is attributable to the Acquired
Communities  and $1,574 is  attributable  to the addition of the Affordable LPs.
The balance of this increase,  or $8,932 which is from the Core Properties,  was the result of an increase of 2.5% in weighted  average rental rates,  along with an  increase in  occupancy  from 91.9% to 93.6%.  Occupancy  is defined as total possible  rental income,  net of vacancy and bad debt expense as a percentage of total  possible  rental income.  Total  possible  rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous  charges to residents increased by $1,210. Of this increase,  $222 is attributable to the Acquired  Communities,  $98 related to the Affordable LPs and $890 represents a 11.8% increase from the Core Properties.

Other  income,  which  reflects  management  fee  income,  decreased  $1,158 due primarily to a decrease in the level of  management  activity as a result of the sale of the Phase I and II of the affordable limited partnerships.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31, 2002.  As described in the  Company's  Form 10-Q for the quarter ended March
31,  2004,  the total cost to the  Company as a result of the audit  amounted to
$861  (including  $173 of  interest  expense)  for sales tax not  charged to the
Company by its  vendors.  This was  included  in the first  quarter  results and allocated $312 to expense for property repairs,  $136 (before minority interest)
to loss on disposition of property,  and $413  capitalized to real estate assets for improvements.

As a result of this audit,  during the second  quarter the Company  examined its sales and use tax compliance in the other states in which the Company  operates.
Based upon its internal analysis,  the Company has estimated its liability as of
June 30, 2004 in those states where it found  non-compliance and has recorded at
June 30,  2004 a  liability  of $1,712.  This is  allocated  $493 to expense for property repairs,  $233 to interest expense,  $35 (before minority  interest) to loss on disposition of property, and $951 capitalized to real estate assets. The liability recorded relates to the period beginning on the later of: (i) the date the company first purchased property in the applicable state; or (ii) January 1,
1997 and ending on June 30,  2004.  The Company  recognizes  that the  liability recorded is an estimate and that the actual tax  liability  that will be paid in the future may be less than or  greater  than this  estimate.  The  Company  has determined that the likely range is between $1,325 and $2,300.

The Company  determined  that the amount of liability  which it failed to record with respect to sales and use tax did not have a material  impact on its results of  operations  or reported  earnings  for the prior  periods in which the items subject to tax were  purchased  and that the  expense  recorded in the first and second quarters of 2004 were one-time adjustments.  The Company does not believe that  the  additional  sales  and use tax it will  record  and pay  will  have a material impact on its results of operations in future periods.

As a result of the sales tax audit, the Company initiated  procedures during the second quarter to ensure that sales and use tax on expenditures in New York were properly  collected  by its  vendors  or  accrued  and paid by the  Company.  In addition, the Company has begun to implement procedures and controls designed to ensure that sales and use taxes are accrued and paid in the other  jurisdictions in which it  operates.  The  Company  is also  investigating  computer  software programs which may provide a technology solution for identifying and calculating the taxes.

Of the  $12,132  increase  in  operating  and  maintenance  expenses,  $3,518 is attributable to the Acquired Communities and $1,532 is related to the Affordable
LPs. The balance, a $7,082 increase,  is attributable to the Core Properties and is  primarily  due to  increases in repairs and  maintenance,  personnel  costs, property  insurance,  and real estate taxes. These increases were offset in part by savings in snow removal costs.  The increase in repairs and  maintenance  was
18.4%  compared to a year ago and is primarily in the areas of contract  repair, painting, and cleaning. Sales tax, as mentioned above, accounts for $805 of this increase.  One of the underlying  reasons for the balance of the increase is the comparative  period a year ago.  The first  quarter of 2003 did not  represent a
"typical" first quarter relative to the level of activity  usually  experienced.
Last year maintenance  staff were dealing with snow removal and other effects of a very severe winter,  rather than working on other projects that more typically would have been done in the first quarter.  Personnel expense increased compared to the  same  period  one  year  ago due in part to an  increase  in site  level incentive  compensation  as a  result  of  improving  rent and  occupancies.  In addition,  increased health insurance and workers compensation costs contributed significantly  to the  increase.  Property  insurance  increased  for the period primarily  due to an increase in our general  liability  loss  reserve  based on historical losses to date which have been projected using actuarial assumptions.
Real  estate  taxes  were up over  the  same  period a year ago due in part to a reduction  in capital  stock  taxes in 2003 which we did not  experience  in the current year and a significant  reassessment  on one particular  property.  Snow removal costs were down  significantly due to a normal winter this year compared to unusually severe conditions a year ago.

General and  administrative  expense decreased in 2004 by $84, or 0.9%.  General and administrative expenses as a percentage of total revenues were 4.2% for 2004 as compared to 4.6% for 2003. The decrease is primarily due to the reduced level of  activity  in  the  Management  Companies  as a  result  of the  sale  of the
Commercial  Property  division on January 1, 2004 and the sale of Phase I and II during 2003.

Interest  expense  increased  in 2004 by  $1,834  as a result  of the  increased borrowings in connection with acquisition of the 2004 Acquisition Communities, a full  quarter of  interest  expense  for the 2003  Acquisition  Communities  and additional  mortgage debt and  refinanced  mortgage  debt incurred  during 2003.
Interest  expense  in the first  quarter  of 2004 was  reduced  by $996 when two mortgage  loans were paid off early at amounts less than the amounts  carried on the  Company's  balance  sheet.  During 2003,  the Company  closed on additional mortgage  debt of $80,100  and  refinanced  $24,000 in  existing  mortgage  debt resulting in new borrowings of approximately $46,000. A portion of this increase can also be attributed to the  consolidation  of the  Affordable LPs which added
$533 to this line  item.  Included  in  interest  expense  for 2003 was a $1,349 charge  recorded in the first quarter of 2003 related to the  prepayment of debt associated  with the sale of Candlewood  Apartments  in Indiana  which  occurred during the same  period.  Finally,  $233 in  interest  relative to the sales tax liability recorded and described above is included in 2004.

Depreciation and amortization  expense  increased $7,188 due to the depreciation on the Acquisition  Communities and the capital additions to the Core Properties along with the addition of the Affordable LPs which added an additional  $772 to this line item.

In the fourth  quarter of 2002,  the Company  announced  its  intention  to sell virtually all of the assets associated with its general partner interests in the affordable  properties to focus solely on the direct ownership and management of market  rate  apartment  communities.  The assets  included  principally  loans, advances and  management  contracts.  During the first  six-months of 2004,  the
Company recorded  impairment  charges of $1,116.  Of this total, $171 represents advances made to certain of the affordable property limited  partnerships during the first six months of 2004 which the Company  believes will not be repaid upon the  sale of the  loans.  The  remaining  $945  pertains  to an  additional  net impairment  charge taken on Phase III to reduce the assets to fair market value.
In connection with FIN 46R, the Company was required to consolidate the majority of the  Affordable  LPs  results of  operations  beginning  April 1,  2004.  The activity is included in the various line items of income and expense the effects of which are  summarized  in the  Statement of  Operations  presented in the Off
Balance Sheet section of Item 2 within this report.

The  equity  in  earnings  (losses)  of  unconsolidated  affiliates  of  $563 is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."  Included and
classified in this account are $509 of advances made during the first six months of 2004 which the Company  believes will not be repaid upon sale. Of the $509 in advances,  $484  represented  the activity in the first quarter of 2004 with the remaining $25 related to advances  made in the second  quarter of 2004 to one of the remaining  unconsolidated  affordable  partnerships.  In connection with FIN
46R, the Company was required to consolidate  the majority of the Affordable LPs results of operations  beginning  April 1, 2004. The activity is included in the various line items of income and expense the effects of which are  summarized in the Statement of Operations presented in the Off Balance Sheet section of Item 2 within this report.

The minority interest in Affordable LPs of $393 represents the limited partners'
share of the losses related to one of the consolidated  Affordable LPs where the limited partner's capital account was positive.

Minority  interest  in  operating  partnership  decreased  $187 due to a general decrease in income from operations  primarily as a result of an overall increase in depreciation costs.

Included in  discontinued  operations  for the  six-month  period ended June 30,
2004, are the Disposition Communities and the results of operations of the Phase
III  Affordable  LPs  that in  connection  with  FIN  46R  were  required  to be
consolidated   beginning  April  1,  2004.  As  all  significant   contingencies
surrounding  the sale of Phase III have been resolved the Company has considered these assets held for sale and have reported them in discontinued operations.

Included in the $511 net gain on  disposition  of property  reported for the six months of 2004 is the sale of an apartment community in Rochester, NY, where the
Company recorded a gain on sale in the second quarter, net of minority interest, of  approximately  $557.  During the six months ended June 30, 2004, the Company reported a combined $46 loss, net of minority  interest,  relating to additional expenses  incurred in the same period for sales  which took place  during  2003.
These costs  represent a change in  estimate  from those  accrued at the time of sale.

In  connection  with  the  adoption  of FIN 46R,  the  Company  recorded  a $321 cumulative  effect  charge  of a change  in  accounting  principle  in the first quarter of 2004.  This  charge was the result of  negative  capital  accounts of minority interest partners that were absorbed by the Company.

Comparison of the three-months ended June 30, 2004 to the same period in 2003

Of the $10,991 increase in rental income, $5,570 is attributable to the Acquired
Communities  and $1,574 is  attributable  to the addition of the Affordable LPs.
The balance of this increase,  or $3,847 which is from the Core Properties,  was the result of an increase of 2.5% in weighted  average rental rates,  along with an  increase in  occupancy  from 92.6% to 93.7%.  Occupancy  is defined as total possible  rental income,  net of vacancy and bad debt expense as a percentage of total  possible  rental income.  Total  possible  rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $742. Of this increase,  $144 is attributable to the Acquired Communities,  $98 related to the Affordable LPs and
$500 represents a 12.4% increase from the Core Properties.

Other income, which reflects management fee income, decreased $424 due primarily to a decrease  in the level of  management  activity  as a result of the sale of
Phase I and II of the affordable limited partnerships.

Of the  $6,652  increase  in  operating  and  maintenance  expenses,  $2,189  is attributable to the Acquired Communities and $1,532 is related to the Affordable
LPs. The balance, a $2,931 increase,  is attributable to the Core Properties and is  primarily  due to  increases in repairs and  maintenance,  personnel  costs, property  insurance,  and real estate taxes. These increases were offset in part by a reduction in natural gas heating costs. The increase of $822 in repairs and maintenance  primarily  results  from  the $493 in sales  tax  recorded  here as described above in the comparison of the six-month  results.  Personnel expenses increased  $1,005,  with $109  resulting  from  increased  site level  incentive compensation  going up reflecting  improving rent and occupancies  compared to a year ago. In addition, $473 is from increases to workers compensation and health insurance  reserves as a result of recent  claim  activity.  The majority of the increase in property insurance results from a reduction of $400 to the insurance reserve in 2003 not  repeated in 2004.  The 8.7%  variance in real estate  taxes results  in part from two  properties  in states  where  taxes are  assessed  in arrears.  The  results  for 2003  include a large  reduction  in expense for one property versus a large increase for a different property in 2004. Without these catch-up adjustments, the net variance would have been 5.4%. Natural gas utility costs were down $405,  or 11.8% due to a comparison a year ago to a cool spring, which elevated usage in 2003.

General and  administrative  expense increased in 2004 by $310, or 6.8%. General and administrative expenses as a percentage of total revenues were 4.1% for 2004 as compared to 4.3% for 2003.

Interest  expense  increased  in 2004 by  $2,565  as a result  of the  increased borrowings in connection with acquisition of the 2004 Acquisition Communities, a full  quarter of  interest  expense  for the 2003  Acquisition  Communities  and additional  mortgage debt and  refinanced  mortgage debt which took place during
2003. During 2003, the Company closed on additional mortgage debt of $80,100 and refinanced  $24,000 in existing  mortgage  debt  resulting in new  borrowings of approximately  $46,000. A portion of this increase can also be attributed to the consolidation of the Affordable LPs which added $533 to this line item. Finally,
$233 in interest  relative to the sales tax  liability  recorded  and  described above is included in 2004.

Depreciation and amortization  expense  increased $4,307 due to the depreciation on the Acquisition  Communities and the capital additions to the Core Properties along with the addition of the Affordable LPs, which added an additional $772 to this line item.

In the fourth  quarter of 2002,  the Company  announced  its  intention  to sell virtually all of the assets associated with its general partner interests in the affordable  properties to focus solely on the direct ownership and management of market  rate  apartment  communities.  The  assets  include  principally  loans, advances and management  contracts.  In connection with FIN 46R, the Company was required to  consolidate  the majority of the  affordable  limited  partnerships results of  operations  beginning  April 1, 2004.  The  activity  for the second quarter of 2004 is included in the various  line items of income and expense the effects of which are summarized in the Statement of Operations  presented in the
Off Balance Sheet section of Item 2 within this report.

The equity in earnings (losses) of unconsolidated affiliates of $25 is primarily the result of the general  partner  recording a greater share of the  underlying investment's  losses due to the loans and advances to certain of the  affordable property limited  partnerships where the limited partner has no capital account.
This is pursuant to the accounting requirements of EITF 99-10,  "Percentage Used to Determine the Amount of Equity  Method  Losses."  Included and  classified in this  account are $25 of advances  made in the second  quarter of 2004 to one of the remaining  unconsolidated  affordable  partnerships.  In connection with FIN
46R, the Company was  required to  consolidate  the  majority of the  affordable limited partnerships results of operations beginning April 1, 2004. The activity for the second  quarter of 2004 is included in the various  line items of income and expense the effects of which are  summarized  in the Statement of Operations presented in the Off Balance Sheet section of Item 2 within this report.

The minority interest in affordable limited  partnerships of $393 represents the limited  partner's  share  of the  losses  related  to  one of the  consolidated
Affordable LPs where the limited partner's capital account was positive.

Minority  interest  in  operating  partnership  decreased  $611 due to a general decrease in income from operations  primarily as a result of an overall increase in depreciation costs.

Included in discontinued  operations for the  three-month  period ended June 30,
2004,  are  one  apartment  community   disposition,   one  apartment  community
considered held for sale, and the results of operations of the Phase III limited partnerships  that in connection  with FIN 46R were required to be  consolidated beginning April 1, 2004. As all significant  contingencies  surrounding the sale of Phase III have been resolved the Company has considered these assets held for sale and have reported them in discontinued operations.

In  connection  with the sale of  Northgate  Apartments  in  Rochester,  NY, the
Company recorded a gain on sale in the second quarter, net of minority interest, of approximately  $557. During the three months ended June 30, 2004, the Company reported a combined $33 loss, net of minority  interest,  relating to additional expenses  incurred in the same  quarter for sales which took place  during 2003.
These costs  represent a change in  estimate  from those  accrued at the time of sale.

Funds From Operations
---------------------

Pursuant to the revised  definition of Funds From Operations  ("FFO") adopted by the Board of  Governors of the National  Association  of Real Estate  Investment
Trusts  ("NAREIT"),  FFO is defined as net income  (computed in accordance  with accounting  principles  generally  accepted  in the  United  States  of  America
("GAAP"))  excluding gains or losses from sales of property,  minority interest, extraordinary items and cumulative effect of change in accounting principle plus
depreciation  from  real  property  including   adjustments  for  unconsolidated
partnerships  and joint ventures less dividends from  non-convertible  preferred shares. NAREIT has recently changed guidance on the interpretation of impairment charges recorded against the value of real estate.  The previous  interpretation was that  impairment  charges in real  estate  would be an add back to arrive at
FFO, similar to a loss on sale of real estate. The Company is following this new interpretation  effective April 1, 2004 on a go-forward basis. The change is not suggested  to be  retroactive  to any  prior  period  reported.  Because  of the limitations of the FFO definition as published by NAREIT as set forth above, the
Company has made certain interpretations in applying the definition. The Company believes all adjustments not  specifically  provided for are consistent with the definition.

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital  improvements  (including  capitalized interest)  reflected  as an increase to real estate  assets.  The total  capital improvements  include an annual reserve for anticipated  recurring,  non-revenue generating  capitalized  costs of $525 per apartment  unit.  Please refer to the
Capital Improvement section above in MD&A. Cash provided by operating activities was $83,806 and $76,303 for the  six-month  period ended and $46,251 and $42,794 for the three-month period ended June 30, 2004 and 2003, respectively. Cash used in investing  activities was $104,807 and $56,707 for the six-month period ended and $19,866 and $25,850 for the three-month period ended June 30, 2004 and 2003, respectively.  Cash provided by (used in) financing  activities  was $21,736 and
($21,668)  for the  six-month  period ended and  ($26,801) and ($19,033) for the three-month period ended June 30, 2004 and 2003, respectively. FFO should not be considered  as an  alternative  to net income as an  indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common
Shareholders  for the six and  three-months  ended  June  30,  2004 and 2003 are presented below (in thousands):

                                                                          Six Months              Three Months
                                                                          ----------              ------------
                                                                         2004        2003         2004        2003
                                                                         ----        ----         ----        ----

Net income available to common shareholders                           $13,322     $12,813     $  8,742    $  8,942
Convertible preferred dividends                                         1,097       4,010          549       1,842
Minority interest                                                       6,847       7,034        4,408       5,019
Minority interest - income (loss) from discontinued operations           (419)        137         (448)        155
Depreciation and amortization from real property                       44,341      37,377       23,190      18,933
Depreciation from real property from unconsolidated entities              556       1,113           13         564
Impairment on General Partner real estate investment                      945           -            -           -
Loss on disposition of property                                            50          10            -          10
(Gain) loss on disposition of discontinued operations, net of
   minority interest                                                     (511)       (320)        (524)        131
Impairment of real property included in income from operations of
   disposed properties, before minority interest                            -         423            -           -
Prepayment penalty from early extinguishment of debt in
   connection with sale of Candlewood Apartments                            -       1,349            -           -
Cumulative  effect  of  change  in  accounting  principle,  net of
   minority interest                                                      321           -            -           -
                                                                      --------    --------     --------    --------
FFO as defined above                                                  $66,549     $63,946      $35,930     $35,596
                                                                     ========    ========     ========    ========

Weighted average common shares/units outstanding(1):
         - Basic                                                     48,531.1    44,044.6     48,718.7    44,473.7
                                                                     ========    ========     ========    ========
         - Diluted                                                   49,851.7    47,417.2     49,993.1    47,693.2
                                                                     ========    ========     ========    ========

(1)  The calculation assumes the conversion of dilutive common stock equivalents including  convertible  preferred  stock and the  conversion  of all UPREIT units to common shares.

All REITs may not be using the same definition for FFO.  Accordingly,  the above presentation  may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants
---------

Series F Preferred Stock

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative  Redeemable Preferred Stock Article
Supplementary,  of  1.75  to  1.0.  The  fixed  charge  coverage  ratio  and the components  thereof do not represent a measure of cash  generated from operating activities in accordance with generally accepted  accounting  principles and are not necessarily  indicative of cash available to fund cash needs.  Further, this ratio should not be  considered  as an  alternative  measure to net income as an indication  of the  Company's  performance  or of  cash  flow  as a  measure  of liquidity. The Company has been in compliance with the covenant since the Series
F Preferred Stock was issued. If the Company fails to be in compliance with this covenant for six or more consecutive fiscal quarters,  the holders of the Series
F  Preferred  Stock would be  entitled  to elect two  directors  to the board of directors of the Company. The calculation of the fixed charge coverage ratio for the four most recent quarters since the issuance of the Series F Preferred Stock are  presented  below (in  thousands).  Net operating  income from  discontinued
operations  in  the  calculation   below  is  defined  as  total  revenues  from
discontinued operations less operating and maintenance expenses.

                  Calculation Presented for Series F Covenants
                  --------------------------------------------
                                                                                  Three-months ended
                                                                                  ------------------
                                                                     June 30,     Mar. 31,      Dec 31,     Sept. 30,
                                                                         2004         2004         2003          2003
                                                                         ----         ----         ----          ----

   EBITDA
   ------
        Total revenues                                               $118,017     $113,197     $111,458      $111,200
        Net operating income from discontinued operations           (276)           -           80           460
        Operating and maintenance                                     (51,081)     (54,232)     (48,698)      (46,472)
        General and administrative                                   (4,892)    (4,725)    (8,236)     (4,670)
        Impairment of assets held as General Partner                        -     (1,116)   (110)     (1,888)
        Equity in earnings (losses) of unconsolidated
        affiliates                                                 (25)   (538)   (395)    (313)
                                                                      -------     --------     --------      --------
                                                                      $61,743     $ 52,586     $ 54,099      $ 58,317
   Fixed Charges
   -------------
        Interest expense                                              $23,783     $ 21,332     $ 21,595      $ 21,456
        Interest expense on discontinued operations                       476            -           79           116
        Preferred dividends                                             1,899        1,898        1,984         2,646
        Capitalized interest                                              171          171          230           230
                                                                      -------     --------     --------      --------
                                                                      $26,329     $ 23,401     $ 23,888      $ 24,448

   Times Coverage ratio:                                                 2.35         2.25         2.26          2.39

Line of Credit

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to maintain  certain  financial  ratios and  measurements.  One of these covenants is that the Company may not pay any  distribution to its  shareholders and  holders  of its  UPREIT  Units  if a  distribution,  when  added  to  other distributions  paid  during the three  immediately  preceding  fiscal  quarters, exceeds  the  greater  of : (i) 90% of funds from  operations,  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's  status as a REIT.  Due to the  granting  of  restricted  stock to the retiring Co-CEO's in the fourth quarter of 2003 the Company did not meet the 90%
required ratio. Approximate waivers have been granted by the participating banks to exclude the impact of this charge from future  calculations.  The Company has had to obtain waivers for this same covenant for two consecutive years. The line of credit has not been used for long-term financing but adds a certain amount of flexibility,  especially in meeting the Company's  acquisition goals. Many times it is easier to  temporarily  finance  an  acquisition  in a  short-term  nature through the line of credit, with long term secured financing or other sources of capital replenishing the line of credit availability.

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

Declaration of Dividend
-----------------------

On August 3, 2004, the Board of Directors  approved a dividend of $.62 per share for the  quarter  ended  June 30,  2004.  This is the  equivalent  of an  annual distribution  of $2.48 per share.  The  dividend  is payable  August 27, 2004 to shareholders of record on August 16, 2004.

On August 3, 2004 the Company  also  declared a regular  dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  August 31,  2004.  The  dividend on the  preferred  shares is payable on
August 31, 2004, to  shareholders of record on August 16, 2004. This dividend is equivalent to an annualized rate of $2.25 per share.

Contingency
-----------

In 2001,  the Company  underwent a state capital stock tax audit.  The state has assessed  taxes of $469 for the 1998 and  1999 tax  years  under  audit.  If the state's  position is applied to all tax years  through  December 31,  2001,  the assessment  would  be  $1.3 million.  At the  time,  the  Company  believed  the assessment and the state's  underlying  position were not supportable by the law nor consistent with previously provided  interpretative guidance from the office of the State Secretary of Revenue.  After two subsequent enactments by the state legislation  during 2002  affecting the  pertinent tax statute,  the Company was advised by outside tax counsel  that its filing  position for  1998-2001  should prevail.  During December 2003, the state's  governor signed  legislation  which included the REIT tax provisions. Based upon this, Company's tax counsel expects that the  outstanding  litigation  should now be able to be resolved.  Effective
January 1, 2003, the Company reorganized the ownership of Home Properties Trust, which should subject the Company to a much lower level of tax going forward.

The Company and the Operating Partnership,  along with Home Leasing Corporation, the predecessor of the Company that is owned by Nelson and Norman Leenhouts, are defendants  in a lawsuit.  The  essence of the  complaint  is that the entity in which  plaintiffs  were  investors  was  wrongfully  excluded from the Company's initial  organization  as a real  estate  investment  trust  and  the  investors therefore did not obtain the benefits from exchanging  their equity interests in that  entity  for  equity  in  the  Operating  Partnership.  In  their  original complaint,  plaintiffs  sought  damages  in the  amount  of $3  million.  In the subsequent  discovery  process,  plaintiffs  increased the damages sought to $10 million. The Company and the Operating Partnership have responded to the lawsuit by denying all material  allegations and asserting  various  defenses.  The only remaining cause of action against the Company and the Operating Partnership is a claim of breach of  fiduciary  duty.  On a  procedural  basis,  plaintiffs  were recently  permitted to change their election from a judge to a jury trial. It is not possible to estimate the possible loss or range of loss at this time and the
Company  has  therefore  not  accrued  any  liability  for the  second  quarter.
Management and its counsel believe that applicable  legal  precedents  support a conclusion  that  neither the Company nor the  Operating  Partnership  should be found to have any liability to the plaintiffs.

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
It clarifies  what  constitutes  a  participating  security and how to apply the two-class  method of  computing  EPS once it is  determined  that a security  is participating,  including  how to  allocate  undistributed  earnings  to  such a security.  The EITF is effective for the first fiscal  periods  beginning  after
March 31, 2004. The Company  adopted the provisions of this EITF effective April
1, 2004,  and had no impact on the Company's  results of  operations,  financial position or liquidity.

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

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The  percentages  and  loan  balances  discussed  below  are  prior  to FIN  46R consolidations on the balance sheet. The assets and liabilities of a significant number of the affordable limited  partnerships added to the consolidated balance sheet as of March 30, 2004 are  classified as held for sale on the June 30, 2004 balance sheet. As the non-recourse debt associated with these properties will no longer  affect the balance  sheet upon sale of the  Company's  interests  in the
partnerships,   the  Company  believes  that  comparing  pre-FIN  46R  financial information  provides  the  reader  of  the  financial  statements  with  a more meaningful comparison.

The  Company's  primary  market risk exposure is interest rate risk. At June 30,
2004 and December 31,  2003,  approximately  93% and 98%,  respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of
approximately  8  and  9  years  and  a  weighted   average   interest  rate  of
approximately  6.39% and 6.47%,  respectively,  including  the $34.0 million and
$25.2 million of debt,  respectively which has been swapped to a fixed rate. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 11 and 2 years,  respectively,  and a weighted average  interest  rate of 2.45% and 2.32%,  respectively,  at June 30, 2004 and
December 31, 2003.  The Company does not intend to utilize a significant  amount of  permanent  variable  rate  debt to  acquire  properties  in the  future.  On occasion,  the Company may use its line of credit in connection  with a property acquisition  with the  intention  to  refinance  at a later  date.  The  Company believes,  however,  that in no event would  increases in interest  expense as a result of inflation significantly impact the Company's distributable cash flow.

At June 30, 2004 and December 31,  2003,  the interest  rate risk on $34 million and $25.2  million,  respectively  of such variable rate debt has been mitigated through  the use of  interest  rate swap  agreements  (the  "Swaps")  with major financial  institutions.  The  Company is exposed to credit risk in the event of non-performance  by the  counter-parties  to the Swaps.  The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions.  The Swaps effectively convert an aggregate of $34 million at June
30, 2004 in  variable  rate  mortgages  to fixed  rates of 5.35%,  5.39%,  8.22%
and 8.40% and $25.2  million at December 30, 2004 in variable rate  mortgages to fixed rates of 5.91%, 8.22% and 8.40%.

At June 30, 2004 and December 31, 2003,  the fair value of the  Company's  fixed rate  debt,  including  the $34  million at June 30,  2004 and $25.2  million at
December 31, 2003 which was swapped to a fixed rate,  amounted to a liability of
$1.54 billion  compared to its  carrying  amount of $1.47  billion.  The Company estimates that a 100 basis point  increase in market  interest rates at June 30,
2004 would have  changed  the fair value of the  Company's  fixed rate debt to a liability of $1.47 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain funds through  additional  equity  offerings or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative financial instruments for trading or speculative purposes. As of June
30, 2004, the Company had no other material exposure to market risk.

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

     (a)  Exhibit 31.1 Section 302  Certifications  of Chief Executive  Officers
          Exhibit  31.2 Section 302  Certification  of Chief  Financial  Officer
          Exhibit 32.1 Section 906  Certifications  of Chief Executive  Officers
          Exhibit 32.2 Section 906 Certification of Chief Financial Officer

     (b)  Reports on Form 8-K:

          -    Form 8-K was  furnished on August 6, 2004,  date of report August
               6, 2004, with respect to Items 7 and 12 disclosures regarding the
               Registrant's  press release announcing its results for the second quarter of 2004 and the second  quarter 2004 investor  conference call.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                HOME PROPERTIES, INC.
                                (Registrant)

                                Date:    August 9, 2004
                                        ---------------------------------------

                                By:      /s/ Edward J. Pettinella
                                        ---------------------------------------
                                         Edward J. Pettinella
                                         President and Chief Executive Officer

                                Date:    August 9, 2004
                                        ---------------------------------------

                                By:      /s/ David P. Gardner
                                        ---------------------------------------
                                         David P. Gardner
                                         Executive Vice President and
                                         Chief Financial Officer