Form 10-Q
period 2004-09-30
HOME PROPERTIES INC
filed 2004-11-09
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                -------------------------------------------------

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

                                  YES  X     NO
                                     -----      -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).

                                  YES  X     NO
                                     -----      -----

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:

    Class of Common Stock            Outstanding at October 31, 2004
    ---------------------            -------------------------------
        $.01 par value                         33,500,009

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             September 30, 2004 (Unaudited) and December 31, 2003              3

         Consolidated Statements of Operations (Unaudited) -
             Nine months ended September 30, 2004 and 2003                     4

         Consolidated Statements of Operations (Unaudited) -
             Three months ended September 30, 2004 and 2003                    5

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Nine months ended September 30, 2004 and 2003                     6

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Three months ended September 30, 2004 and 2003                    7

         Consolidated Statements of Cash Flows (Unaudited) -
             Nine months ended September 30, 2004 and 2003                     8

         Notes to Consolidated Financial Statements (Unaudited)             9-21

Item 2.  Management's  Discussion  and Analysis of Financial
         Condition and Results of Operations                               22-35

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           36

Item 4.  Controls and Procedures                                              37

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          38

Item 6.  Exhibits                                                             38

         Signatures                                                           39

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            2004               2003
                                                                                     (Unaudited)           (Note 1)
                                                                                     -----------           --------
ASSETS
Real estate:
  Land                                                                               $   407,357         $  387,655
  Buildings, improvements and equipment                                                2,656,669          2,365,337
  Real estate held for sale or disposal, net                                              79,607                 -
                                                                                      ----------         ----------
                                                                                       3,143,633          2,752,992
  Less:  accumulated depreciation                                                    (390,757)       (330,062)
                                                                                      ----------         ----------
         Real estate, net                                                              2,752,876          2,422,930

Cash and cash equivalents                                                                  8,267              5,103
Cash in escrows                                                                           44,465             39,660
Accounts receivable                                                                        5,900              4,437
Prepaid expenses                                                                          20,128             18,184
Investment in and advances to affiliates                                                      27              5,253
Deferred charges                                                                          13,533              9,057
Other assets                                                                               2,944              8,693
                                                                                      ----------         ----------
         Total assets                                                                 $2,848,140         $2,513,317
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                $1,632,230         $1,380,696
Line of credit                                                                            70,500                  -
Accounts payable                                                                          24,118             13,178
Accrued interest payable                                                                   8,869              7,013
Accrued expenses and other liabilities                                                    22,629             18,959
Security deposits                                                                         23,683             21,664
                                                                                      ----------         ----------
         Total liabilities                                                             1,782,029          1,441,510
                                                                                      ----------         ----------
Commitments and contingencies
Minority interest                                                                        316,294            330,544
                                                                                      ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued
     and outstanding at September 30, 2004 and December 31, 2003                          60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding at September 30, 2004 and
     December  31, 2003                                                                   25,000             25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 33,485,255 and
     31,966,240 shares issued and outstanding at September 30, 2004 and
     December 31, 2003, respectively                                                         335                320
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                     -                  -
   Additional paid-in capital                                                            838,532            785,710
   Accumulated other comprehensive income                                            (544)       (542)
   Distributions in excess of accumulated earnings                                   (173,428)       (128,910)
   Officer notes for stock purchases                                                 (78)       (315)
                                                                                      ----------         ----------
         Total stockholders' equity                                                      749,817            741,263
                                                                                      ----------         ----------
         Total liabilities and stockholders' equity                                   $2,848,140         $2,513,317
                                                                                      ==========         ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             2004             2003
                                                                                             ----             ----
Revenues:
   Rental income                                                                         $331,496         $304,370
   Property other income                                                                   13,373           11,366
   Interest and dividend income                                                               448              351
   Other income                                                                             1,968            3,349
                                                                                          -------          -------
         Total revenues                                                                   347,285          319,436
                                                                                          -------          -------

Expenses:
   Operating and maintenance                                                              153,438          138,099
   General and administrative                                                              14,496           14,371
   Interest                                                                                68,060           64,693
   Depreciation and amortization                                                           67,377           57,140
   Impairment of assets held as General Partner                                             1,116            2,408
                                                                                          -------          -------
         Total expenses                                                                   304,487          276,711
                                                                                          -------          -------
Income from operations                                                                     42,798           42,725
Equity in earnings (losses) of unconsolidated affiliates                                (538)       (1,497)
                                                                                          -------          -------
Income before minority interest and discontinued operations                                42,260           41,228
Minority interest in operating partnership                                              (11,844)       (11,473)
                                                                                          -------          -------
Income from continuing operations                                                          30,416           29,755
                                                                                          -------          -------
Discontinued operations
   Income (loss) from operations, net of ($805) in 2004 and $567 in 2003
     allocated to minority interest                                                     (1,679)           1,020
   Gain (loss) on disposition of property, net of ($2,949) in 2004 and $207 in
     2003 allocated to minority interest                                                (6,305)             355
                                                                                          -------          -------
Discontinued operations                                                                 (7,984)           1,375
                                                                                          -------          -------
Income before loss on disposition of property and business and cumulative
   effect of change in accounting principle                                                22,432           31,130
Loss on disposition of property and business, net of $33 in 2004 and
    $1 in 2003 allocated to minority interest                                           (67)        (2)
                                                                                          -------          -------
Income before cumulative effect of change in accounting principle                          22,365           31,128
Cumulative effect of change in accounting principle, net of $159 in 2004 and
   $0 in 2003 allocated to minority interest                                            (321)               -
                                                                                          -------          -------
Net income                                                                                 22,044           31,128
Preferred dividends                                                                     (5,695)        (9,356)
                                                                                          -------          -------
Net income available to common shareholders                                               $16,349          $21,772
                                                                                          =======          =======

Basic earnings per share data:
   Income from continuing operations                                                       $  .75           $  .71
   Discontinued operations                                                                 (  .24)             .05
   Cumulative effect of change in accounting principle                                     (  .01)              -
                                                                                           ------           ------
Net income available to common shareholders                                                $  .50           $  .76
                                                                                           ======           ======

Diluted earnings per share data:
   Income from continuing operations                                                       $  .74           $  .71
   Discontinued operations                                                                 (  .24)             .04
   Cumulative effect of change in accounting principle                                     (  .01)              -
                                                                                           ------           ------
Net income available to common shareholders                                                $  .49           $  .75
                                                                                           ======           ======

Weighted average number of shares outstanding:
   - Basic                                                                             32,840,672       28,485,398
                                                                                       ==========       ==========
   - Diluted                                                                           33,280,680       28,874,160
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             2004             2003
                                                                                             ----             ----
Revenues:
   Rental income                                                                         $113,237         $103,792
   Property other income                                                                    4,750            3,855
   Interest and dividend income                                                               150               95
   Other income                                                                               805            1,028
                                                                                       ----------        ---------
         Total revenues                                                                   118,942          108,770
                                                                                       ----------        ---------

Expenses:
   Operating and maintenance                                                               50,372           45,512
   General and administrative                                                               4,879            4,670
   Interest                                                                                23,496           21,430
   Depreciation and amortization                                                           23,445           19,624
   Impairment of assets held as General Partner                                                 -            1,888
                                                                                       ----------        ---------
         Total expenses                                                                   102,192           93,124
                                                                                       ----------        ---------
Income from operations                                                                     16,750           15,646
Equity in earnings (losses) of unconsolidated affiliates                                       25        (313)
                                                                                       ----------        ---------
Income before minority interest and discontinued operations                                16,775           15,333
Minority interest in operating partnership                                             (4,746)       (4,482)
                                                                                       ----------        ---------
Income from continuing operations                                                          12,029           10,851
                                                                                       ----------        ---------
Discontinued operations
   Income (loss) from operations, net of ($135) in 2004 and $389 in 2003
     allocated to minority interest                                                    (288)             710
   Gain (loss) on disposition of property, net of ($3,195) in 2004 and $19 in
     2003 allocated to minority interest                                               (6,816)              35
                                                                                       ----------        ---------
Discontinued operations                                                                (7,104)             745
                                                                                       ----------        ---------
Income before gain on disposition of property and business                                  4,925           11,596
Gain on disposition of property and business, net of $5 allocated to minority
   interest                                                                                     -                8
                                                                                       ----------        ---------
Net income                                                                                  4,925           11,604
Preferred dividends                                                                    (1,898)       (2,646)
                                                                                       ----------        ---------
Net income available to common shareholders                                            $    3,027        $   8,958
                                                                                       ==========        =========

Basic earnings per share data:
   Income from continuing operations                                                       $  .30           $  .28
   Discontinued operations                                                                 (  .21)             .02
                                                                                           ------           ------
Net income available to common shareholders                                                $  .09           $  .30
                                                                                           ======           ======

Diluted earnings per share data:
   Income from continuing operations                                                       $  .30           $  .27
   Discontinued operations                                                                 (  .21)             .03
                                                                                           ------           ------
Net income available to common shareholders                                                $  .09           $  .30
                                                                                           ======           ======

Weighted average number of shares outstanding:
  Basic                                                                                33,293,905       29,522,274
                                                                                       ==========       ==========
  Diluted                                                                              33,737,974       30,037,671
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                                                      2004           2003
                                                                                      ----           ----
Net income                                                                         $22,044        $31,128
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                                    (2)           265
                                                                                   -------        -------
Comprehensive income                                                               $22,042        $31,393
                                                                                   =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)

                                                                                      2004           2003
                                                                                      ----           ----
Net income                                                                       $   4,925        $11,604
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                                      (225)           173
                                                                                 ---------        -------

Comprehensive income                                                             $   4,700        $11,777
                                                                                 =========        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                            (UNAUDITED, IN THOUSANDS)
                                                                                      2004           2003
                                                                                      ----           ----
Cash flows from operating activities:
  Net income                                                                   $    22,044    $    31,128
                                                                               -----------    -----------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                          538          1,497
     Income allocated to minority interest                                           7,898         12,246
     Depreciation and amortization                                                  72,524         59,681
     Impairment of assets held as General Partner                                    1,116          2,408
     Impairment of real property                                                     1,100            423
     Gain  on disposition of property and business                               (562)       (559)
     Loss from early extinguishment of debt                                            102          1,610
     Cumulative effect of change in accounting principle                               480              -
     Changes in assets and liabilities:
        Other assets                                                                 2,628            517
        Accounts payable and accrued liabilities                                    15,592       (418)
                                                                               -----------    -----------
         Total adjustments                                                         101,416         77,405
                                                                               -----------    -----------
         Net cash provided by operating activities                                 123,460        108,533
                                                                               -----------    -----------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                         (153,535)      (66,760)
   Additions to properties                                                        (74,138)      (78,658)
   Proceeds from sale of properties and business, net                               24,927         38,313
   Proceeds from sale of affordable properties, net                                  1,387              -
   Advances to affiliates                                                         (820)      (2,445)
   Payments on advances to affiliates                                                  149          7,411
                                                                               -----------    -----------
         Net cash used in investing activities                                    (202,030)      (102,139)
                                                                               -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                                          30,249         29,688
   Repurchase of treasury stock                                                   (2,189)             -
   Proceeds from mortgage notes payable                                            126,674         77,367
   Payments of mortgage notes payable                                             (45,251)      (56,939)
   Payment of prepayment penalty in connection with the early
     extinguishment of debt                                                       (102)      (1,610)
   Proceeds from line of credit                                                    201,500        154,000
   Payments on line of credit                                                     (131,000)      (125,000)
   Payments of deferred loan costs                                                (1,914)      (822)
   Withdrawals from (additions to) cash escrows, net                              (1,371)         4,646
   Repayment of officer loans                                                          237            453
   Dividends and distributions paid                                               (95,949)      (89,708)
                                                                               -----------    -----------
         Net cash provided by (used in) financing activities                        80,884       (7,925)
                                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 2,314       (1,531)
Cash and cash equivalents:
   Beginning of year                                                                 5,103          8,782
   Cash assumed in connection with FIN 46R consolidation
                                                                                       850             -
                                                                               -----------    -----------
   End of period                                                                $    8,267     $    7,251
                                                                                ==========     ==========
Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions                    $   90,569     $   25,235
Conversion of preferred to common stock                                                  -         73,180
Exchange of UPREIT Units/partnership interest for common shares                     14,015          4,686
Fair value of hedge instruments                                                      1,012          1,205
Issuance of UPREIT Units associated with property and other acquisitions            12,105          4,806
Increase in real estate associated with the purchase of UPREIT Units                12,470          3,000
Compensation cost of stock options issued                                              684            675
Net real estate assumed in connection with FIN 46R consolidation                   152,319              -
Other assets assumed in connection with FIN 46R consolidation                       11,916              -
Mortgage debt assumed in connection with FIN 46R consolidation                     129,149              -
Other liabilities assumed in connection with FIN 46R consolidation                   5,363              -
Net real estate disposed in connection with FIN 46R consolidation                   69,743              -
Other assets disposed in connection with FIN 46R consolidation                       3,054              -
Mortgage debt disposed in connection with FIN 46R consolidation                     48,611              -
Other liabilities disposed in connection with FIN 46R consolidation                  2,759              -

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

2.   Organization and Basis of Presentation
     --------------------------------------

     Organization
     ------------

     The Company is engaged primarily in the ownership, management, acquisition, and rehabilitation of residential  apartment  communities in the Northeast,
     Mid-Atlantic,  Midwest and Southeast Florida. As of September 30, 2004, the
     Company operated 48,010 apartment communities with 187 apartments.  Of this total, the Company owned 153 communities,  consisting of 42,822  apartments
     ("Owned Communities"),  managed as general partner 3,766 apartments and fee managed 1,422 apartments for affiliates and third parties.

     Basis of Presentation
     ---------------------

     The accompanying  consolidated financial statements include the accounts of the  Company  and its  68.3%  (65.5% at  September  30,  2003)  partnership interest in Home  Properties,  L.P.  (the  "Operating  Partnership").  Such
     interest has been calculated as the percentage of outstanding common shares divided by the total  outstanding  common shares and Operating  Partnership
     Units ("UPREIT Units") outstanding. The remaining 31.7% (34.5% at September
     30, 2003) is reflected as Minority Interest in these consolidated financial statements.  The  Company  owns  a 1.0%  general  partner  interest  in the
     Operating  Partnership  and the remainder as a limited  partner through its wholly owned  subsidiary,  Home  Properties I, LLC,  which owns 100% of the limited partner, Home Properties Trust. Home Properties Trust was formed in
     September  1997,  as a Maryland  real estate trust and as a qualified  REIT subsidiary  ("QRS") and owns the  Company's  share of the  limited  partner interests in the Operating Partnership. For financing purposes, the Company has formed a limited  liability  company (the "LLC") and a partnership (the
     "Financing   Partnership"),   which   beneficially  own  certain  apartment
     communities encumbered by mortgage indebtedness. The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the
     Operating Partnership and 0.1% by the QRS.

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
     Effective March 31, 2004, the Company adopted FASB  Interpretation No. 46R,
     Consolidation   of   Variable   Interest   Entities   ("FIN   46R").   This
     interpretation  addresses consolidation by business enterprises of variable interest  entities in which the equity investment at risk is not sufficient
     to  permit  the  entity  to  finance  its  activities   without  additional
     subordinated  financial  support from other  parties or in which the equity investors  do not  have  the  characteristics  of a  controlling  financial interest.  This  interpretation  requires a variable  interest entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to
     receive  a  majority  of  the  entity's   residual  returns  or  both.  The
     interpretation  also requires  disclosures about variable interest entities that the  company  is not  required  to  consolidate  but in which it has a significant  variable  interest.  As of March 31, 2004, the Company was the
     general   partner  in  41  limited   partnerships   in  Upstate  New  York,
     Pennsylvania,  Ohio and Maryland. The Company had made a determination that all 41 limited  partnerships were Variable Interest Entities ("VIEs").  The
     Company had further determined that it was the primary beneficiary in 34 of the VIEs and therefore  consolidated  these  entities  effective  March 31,
     2004.  Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs.  The results of operations of the 34
     VIE's for both the three and nine-month  periods ending September 30, 2004, are included in discontinued operations. These properties are classified as held for sale because as of September 30, 2004, 22 of the  partnerships had been sold, the Company is under contract or a letter of intent to sell nine of the partnerships for which due diligence is in process,  one partnership is being  marketed for sale and the  remaining two  partnerships  are being disposed of through a default on the  non-recourse  financing.  The Company has met with the federal agency that insured the financing.  The agency has agreed  that the  Company may  continue  to manage the  property  until the agency can auction  off the loan in a note sale.  The note sale is expected to occur in March, 2005, but it may occur later.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Adoption of New Accounting Policies
     -----------------------------------

     Effective  January 1, 2003, the Company  adopted the provisions of SFAS 148
     "Accounting for Stock Based Compensation - An Amendment of SFAS 123." Under
     the transition  provisions of this  Statement,  the Company has elected the
     "Modified  Prospective  Method" for  recognizing  stock-based  compensation costs.  Under this method the Company recognizes  stock-based  compensation cost  from  the  beginning  of the  fiscal  year in which  the  recognition provisions are first applied as if the fair value based  accounting  method in this Statement had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. For the three and nine-months ended September 30,  2004, the Company recognized
     $549 and $1,550,  respectively,  in stock compensation costs related to its stock compensation plans, and $424 and $1,076, respectively,  for the three and nine-months ended  September 30,  2003. Of these totals, $245 and $684,
     for  the  three  and   nine-month   periods   ended   September  30,  2004,
     respectively,   related  to  the  expensing  of  stock  compensation  costs associated  with stock options  granted by the Company.  The remaining $304 and $866,  for the three and nine-month  periods ended  September 30, 2004, respectively,  pertains to the stock  compensation  costs recognized by the
     Company  relative  to its  restricted  stock  grants.  For  the  three  and nine-months ended September 30, 2003, $266 and $675, respectively,  related to the expensing of stock  compensation costs associated with stock options granted by the  Company.  The  remaining  $158 and $401,  for the three and nine-months ended September 30, 2003,  respectively,  pertains to the stock compensation  costs  recognized by the Company  relative to its  restricted stock grants.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes  option-pricing model with the following assumptions used for grants in 2004 and 2003:  dividend  yields ranging from 6.74% to 8.07%;
     expected  volatility  ranging from 19.00% to 19.79%;  and expected lives of
     7.5 years for the options with a lifetime of ten years,  and five years for options  with a  lifetime  of five  years.  The  interest  rate used in the option-pricing  model is based on a risk free  interest  rate  ranging from
     3.22% to 4.11%.

     Effective  April 1, 2004 the Company  adopted the  provisions  of EITF 03-6
     "Participating  Securities  and the Two-Class  Method under FASB  Statement
     128,  Earnings  per  Share."  EITF 03-6  addresses  a number  of  questions regarding  the  computation  of earnings per share by  companies  that have issued  securities other than common stock that  contractually  entitle the holder to  participate  in dividends and earnings of the company when,  and
     if, it declares  dividends on its common  stock.   The issue also  provides
     further  guidance in applying the two-class method of calculating EPS.   It
     clarifies what  constitutes a  participating  security and how to apply the two-class  method of computing EPS once it is determined that a security is participating,  including how to allocate  undistributed earnings to such a security.  The adoption of EITF 03-6 had no impact on the Company's results of operations, financial position, or liquidity.

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
     This  deferral   applies  to  minority   interest   ownerships  in  limited
     partnerships  which are  mandatorily  redeemable  upon  termination  of the partnership  and  therefore is  potentially  applicable  to the  affordable portfolio.  The  Company's  investments  in the  limited  partnerships  are consolidated  under FIN 46R and have a mandatory  redeemable  feature  upon termination of the partnership. However, due to the tax credit restrictions on the consolidated  partnership,  if the partnership were terminated prior to the end of the tax credit  compliance  period,  the partnership would be liable to fund the tax credits payable to the limited partners.

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

     The reconciliation of the basic and diluted earnings per share for the nine and three-months ended September 30, 2004 and 2003 is as follows:

                                                                    Nine Months               Three Months
                                                                    -----------               ------------
                                                                 2004         2003          2004         2003
                                                                 ----         ----          ----         ----

     Income from continuing operations                         $30,416      $29,755      $12,029       $10,851
     Less: Gain (loss) on disposal of property                (67)    (2)           -             8
     Less: Preferred dividends                                (5,695)    (9,356)    (1,898)     (2,646)
                                                            ----------   ----------   ----------    ----------
     Basic and Diluted - Income from continuing
       operations applicable to common shareholders             24,654       20,397       10,131         8,213
     Less: Cumulative effect of change in accounting
       principle                                              (321)           -              -           -
     Discontinued operations                                  (7,984)       1,375    (7,104)          745
                                                            ----------   ----------   ----------    ----------
     Net income available to common shareholders               $16,349      $21,772     $  3,027      $  8,958
                                                            ==========   ==========   ==========    ==========

     Basic weighted average number of shares outstanding    32,840,672   28,485,398   33,293,905    29,522,274
     Effect of dilutive stock options                          360,045      322,176      371,308       451,260

     Effect of phantom and restricted shares                    79,963       66,586         72,761      64,137
                                                            ----------   ----------   ----------    ----------
     Diluted weighted average number of shares
       outstanding                                          33,280,680   28,874,160   33,737,974    30,037,671
                                                            ==========   ==========   ==========    ==========

     Basic earnings per share
       Income from continuing operations                          $.75         $.71         $.30          $.28
       Discontinued operations                                    (.24)         .05         (.21)          .02
       Cumulative effect of change in accounting
       principle                                                  (.01)          -            -             -
                                                                  ----         ----         ----          ----
     Net Income available to common shareholders                  $.50         $.76         $.09          $.30
                                                                  ====         ====         ====          ====

     Basic earnings per share
       Income from continuing operations                          $.74         $.71         $.30          $.27
       Discontinued operations                                    (.24)         .04         (.21)          .03
       Cumulative effect of change in accounting
       principle                                                  (.01)          -            -             -
                                                                  ----         ----         ----          ----
     Net Income available to common shareholders                  $.49         $.75         $.09          $.30
                                                                  ====         ====         ====          ====

     Unexercised  stock  options and  warrants to  purchase  733,970  shares the
     Company's  common stock for the nine-month  period ended September 30, 2003 were not included in the  computations  of diluted EPS because the options'
     exercise prices were greater than the average market price of the Company's stock  during  this  period.  For the nine and  three-month  periods  ended
     September 30, 2004 the 833,333 common stock  equivalents on an as-converted basis of the  Series  D  Convertible  Cumulative  Preferred  Stock  have an antidilutive effect and are not included in the computation of diluted EPS.
     In addition,  for the nine- and  three-month  periods  ended  September 30,
     2003, the 2,657,914 and 1,951,605,  respectively,  common stock equivalents on an as-converted  basis, of the Series C, D and E Convertible  Cumulative
     Preferred  Stock have an  antidilutive  effect and are not  included in the computation of diluted EPS.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.   Other income
     ------------

     Other income for the nine- and three-month periods ended September 30, 2004 and 2003 represents management fee income.

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

     The  Company  determined  that it is not the primary  beneficiary  in seven
     partnerships   syndicated  under  U.S.  Department  of  Housing  and  Urban
     Development  subsidy programs.  The seven partnerships are all either under contract  to be  sold or  included  in a  letter  of  intent  to sell as of
     September 30, 2004.  These seven  investments will continue to be accounted for under  the  equity  method  and  included  in  equity  in  earnings  of unconsolidated  affiliates until final sale closing.  Included in equity in earnings of  unconsolidated  affiliates  is the  Company's  share of income totaling  $25 for the three months ended  September  30, 2004.  The Company purchased the general partnership  interests in these seven partnerships in
     January, 1996. These partnerships were set up to provide low income housing to residents  through  subsidized  rents and below market debt  governed by
     HUD.  The  Company  as general  partner  and  managing  agent  manages  the day-to-day operations of the partnership for a fee (5% of rents collected).
     The Company's  economic  benefit from these  partnerships is the management fee.  There  is no  exposure  to the  Company  of loss as a  result  of its involvement  with these  partnerships.  The management fees earned on these partnerships  was $45 and $118 for the three- and nine-month  periods ended
     September 30, 2004. The assets and  liabilities  of the seven  partnerships total $8.3 million and $14.1 million at September  30, 2004,  respectively.
     Unconsolidated  non-recourse  debt associated  with the seven  partnerships continuing to be accounted  for under the equity  method  amounted to $13.5 million,  of which the Company's  proportionate  share,  based on its legal ownership, was $785.

     The Company has further determined that it is the primary beneficiary in 34 of the VIEs and therefore  consolidated  these entities effective March 31,
     2004.  Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs.  The results of operations of the 34
     VIEs for both the three- and six-month  periods  ending  September 30, 2004 are included in  discontinued  operations  as all of the VIE's are held for sale as described below.

     The Company is the general  partner in these 34 VIEs  syndicated  using low income  housing tax credits under Section 42 of the Internal  Revenue Code.
     As general partner, the Company manages the day-to-day  operations of these partnerships  for a management  fee. In  addition,  the Company has certain operating  deficit  guarantees  and tax credit  guarantees  to its  limited partners.  The Company is  responsible  to fund  operating  deficits to the extent there are any and can receive  operating  incentive awards when cash flow reaches certain levels.  The effect on the consolidated  balance sheet as of September  30, 2004 is an increase in Total assets of $88.4  million, an increase in Total liabilities of $81.8 million,  an increase in Minority interest of $7 million,  and a decrease in Stockholders' equity of $321. In connection with the adoption of FIN 46R, the Company recorded a $321 charge of a cumulative effect of a change in accounting principle during the first quarter of 2004. This charge was a result of the negative  capital accounts of minority  interest  partners that were  absorbed by the Company.  Of the
     $81.8 million  increase in total  liabilities,  $77.8  million  represented non-recourse mortgage debt.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.   Variable interest entities (continued)
     --------------------------------------

     Effective  September 30, 2004,  the Company has closed on the sale of 22 of the 41 VIE's and is under  contract  with the same buyer for the sale of an additional  eight  VIEs  pending  lender  approval.  Based  upon the  final contract price  established  during final  negotiations  with the buyer for these 30 partnerships,  an additional $3.6 million loss was recorded during the third quarter of 2004.  The Company has received an offer to sell eight of its remaining 11 limited  partnerships  and is working towards a closing on these  properties by the end of the fourth quarter of 2004. Based on the offer received on these eight VIE's, the Company has recorded an impairment charge  of $500 for the  three  month  period  ended  September  30,  2004.
     Additionally,  the  Company is  marketing  for sale one  partnership  as to which,  based upon the  Company's  estimate of fair market  value,  an $800 impairment  charge was recorded in the three month  period ended  September
     30,  2004.  During the third  quarter of 2004,  the  Company  began an exit strategy with one additional  property (two partnerships) with 1,058 units.
     The  property  is  currently  experiencing  high  vacancy.  The  regulatory agreement  between the entity which owns the property and the State Housing
     Authority  requires  a  percentage  of  residents  to meet  certain  income qualifications. The Company has had difficulty renting the units subject to those  requirements  to persons it believes are  economically  qualified to rent the units.  Although the Company does not  anticipate  that  occupancy levels or other  aspects of the  operational  outlook  will  improve in the foreseeable future, it does not anticipate future cash shortfalls since the debt service is not being paid. The Company has met with the federal agency that insured  repayment of the loan. That agency has agreed the Company may continue  to manage the  property  until the  agency can sell the  mortgage note.  The note sale is expected to occur in March,  2005, but it may occur later.  In  addition,  the  Company  has agreed to  repurchase  the limited partner's  interests in satisfaction of any tax credit  guarantees or other obligations to that partner in January,  2005 for $5.7 million. The Company has  therefore  recorded a $5.7 million  liability  to the limited  partner resulting  in a loss on  disposition  of property of $5.0 million as of and for the three month period ended September 30, 2004.

     In  addition,  during the first  quarter of 2004,  the Company  recorded an impairment  charge  of $1.6  million  to  reduce  the  value of the  assets associated with the VIEs to management's estimate of fair market value. The impairment charge is classified in the financial  statements as "Impairment of assets  held as  general  partner"  of $1,116 and  "Equity  in  earnings
     (losses)  of  unconsolidated  affiliates"  of $484.  A portion of the total
     $1,116  charge,  or $171,  represents  monies loaned to certain  affordable properties  during the first quarter of 2004 to fund operating  shortfalls, which are not anticipated to be recovered from projected sale proceeds. The remaining  balance of $945 pertains to an additional net impairment  charge taken to reduce the assets to  estimated  fair market  value.  Of the total impairment charge recorded of $1.6 million for the three-month period ended
     March 31, 2004, $655 relates to cash advances to fund operating shortfalls.

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

     The Company  assesses and measures  segment  operating  results  based on a performance  measure referred to as Funds from Operations  ("FFO").  FFO is defined as net income (computed in accordance with GAAP) excluding gains or losses from the sales of property and  business,  minority  interest in the
     Operating Partnership,  extraordinary items, plus real estate depreciation, less dividends from non-convertible  preferred shares. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted  accounting  principles and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash  flows as a  measure  of  liquidity.  Other  companies  may  calculate similarly titled performance measures in a different manner.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting (continued)
     -----------------------------

     The revenues, profit (loss), and assets for each of the reportable segments are  summarized  as of and for the  nine-  and  three-month  periods  ended
     September 30, 2004, and 2003 as follows.

                                                                       Nine Months               Three Months
                                                                       -----------               ------------
                                                                    2004         2003         2004         2003
                                                                    ----         ----         ----         ----
         Revenues
         Apartments owned
           Core properties                                         $325,699     $312,840     $109,297     $106,277
           Non-core properties                                       19,170        2,896        8,690        1,370
         Reconciling items                                            2,416         3,700         955        1,123
                                                                   --------     --------     --------     --------
         Total Revenue                                             $347,285     $319,436     $118,942     $108,770
                                                                   ========     ========     ========     ========
         Profit (loss)
         Funds from operations:
         Apartments owned
           Core properties                                         $179,530     $175,609      $62,274      $61,115
           Non-core properties                                       11,901        2,028        5,341        1,020
         Reconciling items                                            2,416        3,700          955        1,123
                                                                   --------     --------     --------     --------
         Segment contribution to FFO                                193,847      181,337       68,570       63,258
         General and administrative expenses                       (14,496)    (14,371)    (4,879)    (4,670)
         Interest expense                                          (68,060)    (64,693)    (23,496)    (21,430)
         Prepayment penalty on sale included in interest                  -        1,610            -          261
         Depreciation of unconsolidated affiliates                                 1,837                       725
                                                                        556                         -
         Non-real estate depreciation/amortization                 (2,606)   (1,687)  (928)  (540)
         FAS 141 acquisition rent / intangibles                         835            -          325            -
         Equity in earnings (losses) of unconsolidated             (538)   (1,497)          25   (313)
         affiliates
         Impairment of assets held as General Partner              (1,116)   (2,408)           -    (1,888)
         Impairment of affordable assets not in FFO                     945        1,862            -        1,862
         Loss on disposition of discontinued operations,
           before minority interest                                (9,917)           -    (9,917)           -
         Income from discontinued operations before minority       (                         (
           interest and depreciation                                   541)       3,446           40)       1,527
         Redeemable preferred dividend (Series F)                  (4,050)   (4,050)   (1,350)   (1,350)
                                                                   --------     --------     --------     --------
         Funds from Operations                                       94,859      101,386       28,310       37,442
         Depreciation - apartments owned                           (65,289)    (56,889)    (22,517)    (19,512)
         Depreciation of unconsolidated affiliates                 (1,998)   (1,837)  (383)  (725)
         FAS 141 acquisition rent/intangibles                      (835)           -   (325)           -
         Redeemable preferred dividend                                4,050        4,050        1,350        1,350
         Loss from early extinguishment of debt in connection
           with sale of real estate                                       -    (1,610)           -   (261)
         Impairment of real property                                      -   (423)           -            -
         Impairment of affordable assets not in FFO              (945)   (1,862)                (1,862)
                                                                                               -
         (Income) loss from discontinued operations before
         minority
           interest                                                   2,501    (1,587)         423    (1,099)
         Loss on disposition of discontinued operations,
         before minority   interest                                   9,917            -        9,917            -
         Minority interest - in operating partnership              (11,844)    (11,473)   (4,746)   (4,482)
                                                                   --------     --------     --------     --------
         Income from continuing operations                          $30,416      $29,755      $12,029      $10,851
                                                                   ========     ========     ========     ========

         Assets - As of September 30, 2004 and December 31, 2003
         -------------------------------------------------------
         Apartments owned:
           - Core                                                                           $2,369,058   $1,924,763
           - Non-core                                                                          352,956      543,698
         Reconciling items                                                                     126,126       44,856
                                                                                            ----------   ----------
         Total Assets                                                                       $2,848,140   $2,513,317
                                                                                            ==========   ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Pro Forma Condensed Financial Information
     -----------------------------------------

     The  Company   acquired   ten   apartment   communities   ("2004   Acquired
     Communities")  with a combined  2,486 units in six  unrelated  transactions during the nine-month  period ended  September 30, 2004. The total combined purchase  price  (including  closing  costs) of $257.4  million  equates to approximately  $104 per unit.  Consideration for the communities was funded through the  assumption or placement of new debt of $146.6 million of debt,
     $98.7 million from the Company's line of credit and $12.1 million of UPREIT
     Units.

     In  addition,  the Company  disposed of two  apartment  communities  ("2004
     Disposed  Properties")  with 620 units during the  nine-month  period ended
     September 30, 2004. The total  combined  selling price  (including  closing costs) of $26.8 million resulted in a $477 gain on sale of real estate, net of minority interest.

     The  following  proforma  information  was  prepared  as if  (i)  the  2004 transactions  related to the  acquisition of the 2004 Acquired  Communities had occurred on January 1, 2003, (ii) the 2003 transactions  related to the acquisition of two apartment  communities in two separate  transactions had occurred on January 1, 2003,  (iii) the  disposition  of the 2004  Disposed
     Properties  had  occurred  on January 1, 2003,  (iv) the 2003  transactions related to the disposition of seven apartment communities in seven separate transactions  had  occurred  on  January 1, 2003.  The  proforma  financial information is based upon the historical  consolidated financial statements and  is  not  necessarily  indicative  of the  consolidated  results  which actually would have occurred if the  transactions  had been  consummated at the  beginning  of 2003,  nor does it purport to  represent  the results of operations  for  future  periods.  Adjustments  to the  proforma  condensed combined  statement of  operations  for the nine- and  three-month  periods ended  September 30, 2004 and 2003,  consist  principally  of providing net operating  activity and recording  interest,  depreciation and amortization from  January 1, 2003 to the  earlier of  September  30,  2004 or 2003,  as applicable, or the acquisition date.

                                                             For the Nine-months      For the Three-months
                                                              Ended September 30       Ended September 30
                                                              ------------------       ------------------
                                                               2004         2003         2004        2003
                                                               ----         ----         ----        ----

     Total revenues                                         $356,693     $343,925    $119,976     $117,273

     Net  income  available  to  common   shareholders        24,904       21,191      10,079        8,651
         before cumulative  effect of  change  in  accounting
         principle

     Net income available to common shareholders              24,583       21,191      10,079        8,651

     Per common share data:

     Net  income  available  to  common   shareholders
         before cumulative  effect of  change  in  accounting
         principle
         Basic                                                 $0.76        $0.74       $0.30        $0.29
         Diluted                                               $0.75        $0.73       $0.30        $0.29

     Net income available to common shareholders
         Basic                                                 $0.75        $0.74       $0.30        $0.29
         Diluted                                               $0.74        $0.73       $0.30        $0.29

     Weighted average numbers of shares outstanding:
         Basic                                            32,840,672   28,495,398  33,293,905   29,522,274
         Diluted                                          33,280,680   28,874,160  33,737,974   30,037,671

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Derivative Financial Instruments
     --------------------------------

     The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt. As of September 30, 2004,  the aggregate fair value  of the  Company's  interest  rate  swaps  was  $1,012  prior  to the allocation  of minority  interest  and is included in accrued  expenses and other liabilities in the consolidated  balance sheets.  For the nine-months ending September 30, 2004, as the critical terms of the interest rate swaps and the hedged items are the same, no  ineffectiveness  was recorded in the consolidated statements of operations.  All components of the interest rate swaps were  included in the  assessment  of hedge  effectiveness.  The fair value of the interest  rate swaps is based upon the estimate of amounts the
     Company  would  receive or pay to terminate  the contract at the  reporting date and is estimated using interest rate market pricing models.

10.  Disposition of Property and Discontinued Operation
     --------------------------------------------------

     Included in  discontinued  operations  are the  operating  results,  net of minority interest,  of nine apartment  community  dispositions (two sold in
     2004 and seven sold in 2003), for the three and nine months ended September
     30, 2003. Included in discontinued operations for the three- and nine-month periods  ended  September  30,  2004 are two  properties  sold in 2004.  In addition,  discontinued  operations includes the operating results,  net of minority interest,  of the VIEs sold or held for sale for the three and six
     months  ended  September  30,  2004.  For  purposes  of  the   discontinued
     operations  presentation,   the  Company  only  includes  interest  expense
     associated with specific  mortgage  indebtedness of the properties that are sold or classified as held for sale.

     During 2004, the Company sold two properties referred to above with a total of 620 units for total consideration of $26.8 million, or an average of $43 per unit. During 2003, the Company sold seven properties  referred to above with a total of 1,568 units for total consideration of $59.3 million, or an average of $38 per unit.

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

     The operating  results of the  components of  discontinued  operations  are summarized for the nine- and  three-month  periods ended September 30, 2004 and 2003 as follows:

                                                                    Nine months                Three months
                                                                    -----------                ------------
                                                                 2004          2003          2004         2003
                                                                 ----          ----          ----         ----
         Revenues
            Rental Income                                     $ 14,572        $8,784        $6,257        $2,938
            Property other income                                1,044           451           484           148
            Interest and dividend income                      (162)           50       (78)            7
            Other income                                      (457)            -       (181)            -
                                                              --------       -------       -------       -------
         Total Revenues                                         14,997         9,285         6,482         3,093
                                                              --------       -------       -------       -------
         Expenses
           Operating and Maintenance                            10,357         4,383         4,519         1,163
            Interest expense                                     3,601         1,456         1,604           403
            Depreciation and amortization                        3,847         1,436           391           428
            Impairment of real property                          1,100           423             -             -
                                                              --------       -------       -------       -------
         Total Expenses                                         18,905         7,698         6,514         1,994
                                                              --------       -------       -------       -------
         Income (loss) from discontinued operations before
            minority interest and gain (loss) on
            disposition of property                           (3,908)        1,587       (32)        1,099
         Minority interest                                    (2,229)      (567)      (256)      (389)
                                                              --------       -------       -------       -------

         Income (loss) from discontinued operations           ( $1,679)      $ 1,020       ($  288)      $   710
                                                              ========       =======       =======       =======

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Disposition of Property and Discontinued Operations (continued)
     ---------------------------------------------------------------

     The table below provides a more detailed  presentation of the components of discontinued  operations  for  the  nine-  and  three-month  periods  ended
     September 30, 2004.

                                                    Nine Months 2004                     Three Months 2004
                                                    ----------------                     -----------------
                                             Owned                                 Owned
                                          Communities      VIEs       Total     Communities      VIEs       Total
                                          -----------      ----       -----     -----------      ----       -----
        Revenues
           Rental Income                     $2,342       $12,230    $ 14,572      $  212        $6,045      $6,257
           Property other income                173           871       1,044          29           455         484
           Interest and dividend income           1     (163)    (162)          -       (78)    (78)
           Other income                           -     (457)    (457)          -       (181)    (181)
                                             ------       -------    --------      ------        ------      ------
        Total Revenues                        2,516        12,481      14,997         241         6,241       6,482
                                             ------       -------    --------      ------        ------      ------

        Expenses
          Operating and Maintenance           1,399         8,958      10,357         275         4,244       4,519
           Interest expense                     281         3,320       3,601          40         1,564       1,604
           Depreciation and amortization        518         3,329       3,847           -           391         391
           Impairment of real property        1,100             -       1,100           -             -           -
                                             ------       -------    --------      ------        ------      ------
        Total Expenses                        3,298        15,607      18,905         315         6,199       6,514
                                             ------       -------    --------      ------        ------      ------

        Income (loss) from discontinued
           operations before minority
           interest and gain (loss) on
           disposition of property          (782)      (3,126)    (3,908)   (74)           42     (32)

        Minority interest                       254         1,975       2,229          24       (280)    (256)
                                             ------       -------    --------      ------        ------      ------

        Income (loss) from discontinued
          operations                        ($  528)      ($1,151)    ($1,679)    ($   50)     ($   238)    ($  288)
                                             ======       =======    ========      ======        ======      ======

     The  results  of  discontinued  operations  in the  table  above  have been presented for the nine- and  three-month  periods ended  September 30, 2004 only, as the discontinued operations for 2003 solely represents the results from owned communities.

11.  Commitments and Contingencies
     -----------------------------

     Contingencies
     -------------

     In 2001, the Company  underwent a state capital stock tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit.  If the state's position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million. At the time, the Company believed the assessment and the state's underlying  position were not supportable by the law nor consistent with previously  provided  interpretative  guidance from the  office  of the  State  Secretary  of  Revenue.  After  two  subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute,  the Company  was  advised by outside tax counsel  that its filing position for 1998-2001  should  prevail.  During December 2003, the state's governor signed  legislation which included the REIT tax provisions.  Based upon this,  Company's tax counsel expects that the  outstanding  litigation should now be able to be resolved.  Effective  January 1, 2003, the Company reorganized  the ownership of Home Properties  Trust,  which should subject the Company to a much lower level of tax going forward.  In September 2004, the  Company  settled  the 1998 year  under  audit for a total of  $39,000, including  interest.  The  1999-2001  tax years will take time to  resolve, however,  the Company's  outside  counsel still  maintains that the Company should not have any additional liability.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies (continued)
     -----------------------------------------

     During April, 2004, the Company finalized  negotiations with New York State settling a sales and use tax audit covering the period June 1, 1999 through
     May 31,  2002.  The  total  cost to the  Company  as a result  of the audit amounted  to $861.  This was  included  in the first  quarter  results  and allocated  $448 to expense and $413  capitalized  to real estate assets for improvements.

     As a result of this audit,  during the second quarter the Company  examined its sales and use tax  compliance  in the other states in which the Company operates.  Based upon its  internal  analysis,  the Company  estimated  its liability as of June 30, 2004 in those states where it found non-compliance and recorded at June 30, 2004 a liability  of $1,712.  This was included in the  second  quarter  results  and  allocated  $761  to  expense  and  $951 capitalized to real estate assets for improvements.  The liability recorded relates to the period  beginning  on the later of: (i) the date the Company first purchased  property in the applicable  state; or (ii) January 1, 1997 and  ending on June 30,  2004.  In  addition,  the  Company  increased  the liability for sales tax exposure by $30K for the  three-month  period ended
     September 30, 2004. The Company  recognizes that the liability  recorded is an  estimate  and that the  actual tax  liability  that will be paid in the future may be less than or greater  than this  estimate.  The  Company  has determined that the likely range is between $1,325 and $2,300.

     The  Company  and  the  Operating  Partnership,  along  with  Home  Leasing
     Corporation,  the  predecessor  of the Company  that is owned by Nelson and
     Norman Leenhouts, are defendants in a lawsuit. The essence of the complaint is that the  entity  in which  plaintiffs  were  investors  was  wrongfully
     excluded  from  the  Company's  initial   organization  as  a  real  estate
     investment  trust and the  investors  therefore did not obtain the benefits from  exchanging  their  equity  interests in that entity for equity in the
     Operating  Partnership.  In their  original  complaint,  plaintiffs  sought damages in the amount of $3 million.  In the subsequent  discovery process, plaintiffs increased the damages sought to $11 million. The Company and the
     Operating Partnership have responded to the lawsuit by denying all material allegations  and asserting  various  defenses.  The only remaining cause of action  against  the Company and the  Operating  Partnership  is a claim of breach of fiduciary  duty. It is not possible to estimate the possible loss or range of loss at this time and the Company has therefore not accrued any liability to date. Management and its counsel believe that applicable legal precedents  support a conclusion that neither the Company nor the Operating
     Partnership  should be found to have any  liability to the  plaintiffs  and that, in the event any liability is found,  recoverable  damages  should be limited to an immaterial amount.

     Guarantees
     ----------

     As of September  30, 2004,  the  Company,  through its general  partnership
     interests  in  certain  affordable  property  limited   partnerships,   had
     guaranteed  the Low Income  Housing Tax  Credits to limited  partners in 14 partnerships totaling  approximately $31 million. As of September 30, 2004, there were no known  conditions  that would  make such  payments  necessary relating to these guarantees.  In addition, the Company,  acting as general partner in certain  partnerships,  is  obligated  to advance  funds to meet partnership operating deficits.

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
     The initial  amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the  management  fee  received by Home Leasing in connection  with the management of one of the  commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract is approximately $4.6 or $55.2 per year. If Home Leasing continues to manage the property for three years,  the Company is expected to receive total additional  deferred purchase price of $165.6 of which $41.4 has been received  during the nine months ended September 30, 2004. The current gain recorded on the sale of these  assets as of  September  30, 2004 amounts to
     $10.6.  If the management of this property is retained for the entire three years the Company  expects to receive an  additional  $124.2 for the period
     October 1, 2004  through  January  1, 2007.  The gain on sale would then be approximately $134.8.

13.  Subsequent Events
     -----------------

     On November 2, 2004 the Board of Directors  approved a dividend of $.63 per share for the quarter ended  September 30, 2004.  This is the equivalent of an annual distribution of $2.52 per share. The dividend is payable November
     26, 2004 to shareholders of record on November 16, 2004.

     On November 2, 2004 the Company also declared a regular  dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock, for the
     quarter ending  November 30, 2004. The dividend on the preferred  shares is payable on November  30,  2004 to  shareholders  of record on November  16,
     2004. This dividend is equivalent to an annualized rate of $2.25 per share.

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

As of September 30, 2004, the Company had an unsecured line of credit from M & T
Bank of $115  million.  The  Company's  outstanding  balance as of September 30,
2004,  was $70.5 million.  Borrowings  under the line of credit bear interest at
1.05% over the one-month  LIBOR rate.  Accordingly,  increases in interest rates will  increase the  Company's  interest  expense and as a result will affect the
Company's  results of  operations  and financial  condition.  The line of credit expires on September 1, 2005.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility, it intends to satisfy such requirements through additional long term secured or unsecured  indebtedness,  proceeds from the sale of  properties, the  issuance of UPREIT  Units,  proceeds  from the Dividend  Reinvestment  Plan
("DRIP"),  or the issuance of additional equity securities.  As of September 30,
2004, the Company owned 24 properties  with 3,477  apartment  units,  which were unencumbered by debt.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at September 30, 2004 was $144.4 million.

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

In June 2000,  the Company  issued $25 million of Series D Preferred  Stock in a private  transaction  with The Equitable  Life  Assurance  Society of the United
States.  The Series D Preferred  Stock carries an annual  dividend rate equal to the greater of 8.775% or the actual dividend paid on the Company's common shares into which the  preferred  shares can be  converted.  The stock has a conversion price of $30 per share and a five-year, non-call provision.

In December 2000, the Company issued $30 million of Series E Preferred  Stock in a private  transaction,  again with  affiliates of Prudential and Teachers.  The
Series E Preferred Stock carried an annual dividend rate equal to the greater of
8.55% or the actual dividend paid on the Company's  common shares into which the preferred shares could be converted.  The stock had a conversion price of $31.60 per share and a  five-year,  non-call  provision.  In  addition,  as part of the
Series E Preferred  Stock  transaction,  the Company issued warrants to purchase
285,000 common shares at a price of $31.60 per share, expiring in five years. On
August  20,  2002,  63,200 of the Series E  Convertible  Preferred  Shares  were converted into 200,000 shares of common stock. On May 6, 2003,  36,800 shares of
Series E Preferred Shares were converted into 116,456 shares of common stock. On
August 26, 2003 the remaining  200,000 shares of Series E Preferred  Shares were converted into 632,911 of common stock.  On September 9, 2003,  17,100  warrants were  exercised,  resulting  in the issuance of 17,100  shares of common  stock.
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
An additional  $17.5 million has been raised through the DRIP program during the first nine months of 2004.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. During times when this difference is small, management has the flexibility to issue waivers to DRIP  participants to provide for  investments in excess of the $1 thousand  maximum  monthly  investment.  In connection  with the  announcement of the February,  2002 dividend,  the Company announced such waivers will be considered beginning with the March 2002 optional cash  purchase,  as  management  believed  the stock was trading at or above its estimate of net asset value. No such waivers were granted during the 2003 or the first nine  months  of 2004.  Effective  December  10,  2004,  the  discount  on reinvested dividends and optional cash purchases will be reduced from 2% to 0%.

On  August  6,  2002 the  Board of  Directors  increased  its  authorization  by
2,000,000  shares to  repurchase  its common stock or UPREIT Units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's action does not establish a target stock price or a specific  timetable  for share  repurchase.  During the three  months ended
September 30, 2004, 57,500 shares were repurchased by the Company.  At September
30, 2004 the Company had authorization to repurchase  3,078,300 shares of common stock and UPREIT Units under the stock  repurchase  program.  Historically,  the
Company repurchased shares when their price was more than 10% below the midpoint of Company  published  NAVs.  Effective  November  2, 2004,  the Board  modified certain price restrictions which substantially enhances the Company's ability to repurchase shares.

As of September 30, 2004,  excluding  the effect of the FIN 46R  consolidations, the weighted  average rate of interest on mortgage debt is 6.0% and the weighted average maturity is approximately eight years.  Approximately 88% of the debt is fixed rate.  This limits the exposure to changes in interest  rates,  minimizing the effect on results of operations and financial condition.

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

Effective  September  30,  2004,  the Company  closed on the sale of its general partner  interests  in 22 of  its  41  Upstate  New  York,  Ohio,  and  Maryland
properties with a total of 1,718 units.  The Company has under contract with the same buyer of these 22 partnerships an additional  eight  partnerships,  pending lender  approval,  with a total of 490 units.  In  addition  to this  sale,  the company has received a letter of intent to sell general partnership interests in eight other properties with a total of 612 units.

Of the  remaining two  properties  (three  partnerships),  with a total of 1,940 units,  the Company  will retain its  ownership  interest  and will  continue to manage one of them  while it  pursues  various  disposition  options.  The other property  (two  partnerships)  is being  disposed  of  through a default  on the non-recourse  financing.  The  Company  has met with the  federal  agency  which insured the repayment of that financing. That agency has agreed that the Company may  continue  to manage the  property  until the agency can auction or sell the loan in a note sale.  The note sale is expected to occur in March,  2005, but it may occur  later.  The  Company  has agreed to  repurchase  in January  2005 the
limited   partner's   99.99%   interests  in  accordance  with  the  partnership
agreements.  The Company has recorded the liability to repurchase  these limited partnership  interests and the resulting loss on disposition of property of $5.0 million.  The Company has no further  obligation to fund operating  deficits and will only  participate  in the cash flow of the  property by receiving a fee for managing the property until the note sale.

Due to the sale, contract, and letter of intent referenced above, the results of operations of the 34 limited  partnerships for the three and nine-month  periods ended  September  30,  2004  have  been  consolidated  herein  and  reported  as discontinued  operations.  The balance  sheet  consolidates  the accounts of the remaining twelve of the original 34 properties classified as held for sale as of
September 30, 2004.  The tables on the  following  pages show the effects of the
VIEs being consolidated.

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

The  Company,  through its general  partnership  interest in certain  affordable property limited partnerships, has guaranteed the low income housing tax credits to the  limited  partners  for a  period  of  either  five  or ten  years  in 14 partnerships  totaling  approximately $31 million.  Such guarantee  requires the
Company to operate the  properties  in  compliance  with  Internal  Revenue Code
Section  42 for 15  years.  The  weighted  average  number of  compliance  years remaining is approximately 10 years. In addition,  acting as the general partner in certain  partnerships,  the  Company is  obligated  to advance  funds to meet partnership  operating  deficits.  If operating  deficits continue to occur, the
Company would determine on an individual  partnership basis if it is in the best interest of the Company to continue to fund these deficits.

The  Company  believes  the  properties'  operations  conform to the  applicable requirements as set forth above. In addition, the Company has required the buyer of its general partner interests in the limited  partnerships to secure releases of the Company's guarantees from the limited partners.

As indicated above, the Company is working towards a complete disposition of its general partner  interests in affordable  properties.  The following table below summarizes  the  effect  of the  consolidation  requirements  of FIN  46R on the balance sheet as of September 30, 2004.

Consolidation Summary of the Balance Sheet as of September, 2004
(in thousands)

                                                       September 30, 2004    Effect of FIN 46R   September 30, 2004
                                                        (before FIN 46R)       Consolidation        (as reported)
                                                        ----------------       -------------        -------------
ASSETS
Real estate:
  Land                                                      $  407,357      $             -          $   407,357
  Buildings, improvements and equipment                      2,656,669                    -            2,656,669
                                                            ----------            ---------           ----------
  Real estate held for sale or disposal, net                        -                79,607               79,607
                                                             3,064,026               79,607            3,143,633
  Less:  accumulated depreciation                           (390,757)                   -          (390,757)
                                                            ----------            ---------           ----------
         Real estate, net                                    2,673,269               79,607            2,752,876

Cash and cash equivalents                                        7,823                  444                8,267
Cash in escrows                                                 39,917                4,548               44,465
Accounts receivable                                              5,125                  775                5,900
Prepaid expenses                                                20,322         (194)              20,128
Investment in and advances to affiliates                           663         (636)                  27
Deferred charges                                                 9,647                3,886               13,533
Other assets                                                     2,926                   18                2,944
                                                            ----------            ---------           ----------
         Total assets                                       $2,759,692            $  88,448           $2,848,140
                                                            ==========            =========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                      $1,554,452            $  77,778           $1,632,230
Line of credit                                                  70,500                    -               70,500
Accounts payable                                                22,638                1,480               24,118
Accrued interest payable                                         7,532                1,337                8,869
Accrued expenses and other liabilities                          22,020                  609               22,629
Security deposits                                               23,121                  562               23,683
                                                            ----------            ---------           ----------
         Total liabilities                                   1,700,263               81,766            1,782,029
                                                            ----------            ---------           ----------

Minority interest                                              309,291                7,003              316,294
                                                            ----------            ---------           ----------

Stockholders' equity                                           750,138         (321)             749,817
         Total liabilities and stockholders' equity         $2,759,692            $  88,448           $2,848,140
                                                            ==========            =========           ==========

Acquisitions and Dispositions
-----------------------------

During  the first  nine  months of 2004,  the  Company  acquired  ten  apartment communities  in six  unrelated  transactions.  The  acquisitions  consisted of a portfolio of four apartment communities with a total of 534 units in New Jersey, two apartment  communities in Maryland with a total of 468 units,  one apartment community in Massachusetts with a total of 276 units, two apartment  communities in Florida with a total of 836 units and one additional  apartment  community in
New  Jersey  with a total of 372  units.  The  total  purchase  price of  $247.5 million,  including closing costs, equated to an average of $99.6 per apartment.
Consideration  included $136.9 million of assumed or new debt (fair market value of $146.6 million),  $98.7 million in cash or line of credit,  and $11.9 million of UPREIT  Units (fair  market  value of $12.1  million).  The UPREIT  Units are exchangeable  for shares of the Company's  common stock on a one-for-one  basis.
For purposes of determining the number of UPREIT Units issued, a value of $39.00 per unit was set when the  transaction  was  negotiated.  The combined  weighted average expected first year  capitalization  rate on these acquisitions is 6.7%.
Capitalization  rate ("cap  rate") is defined  as the rate of  interest  used to convert  the first  year  expected  net  operating  income  ("NOI")  less a 3.0%
management  fee into a single  present  value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.
Management  generally  considers NOI to be an  appropriate  measure of operating performance  because  it helps  investors  to  understand  the  operations  of a community.  In addition,  the apartment  communities  are valued and sold in the market by using a multiple of NOI.

During the first nine months of 2004,  the Company  disposed of two wholly owned communities  with a total of 620 units  located in upstate New York and Indiana.
The total sales price of $26.8 million equated to approximately  $43.3 per unit.
The Company recorded a net gain on sale, before allocation of minority interest, of  approximately  $707 related to these sales.  The weighted  average  expected first year cap rate for these communities is 8.0%.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September  2005,  and had $70.5 million  outstanding  at September 30, 2004. The
$1.6  billion  in  mortgage  notes  payable  from  the  Company's  wholly  owned properties, before the effect of FIN 46R, have varying maturities ranging from 1 to 37 years.  The weighted  average  interest rate of the  Company's  fixed rate notes  was  6.36%  and  6.47% at  September  30,  2004 and  December  31,  2003,
respectively.  The weighted average interest rate of the Company's variable rate notes  and  credit  facility  was  2.65%  and  2.32% at  September 30,  2004 and
December 31, 2003, respectively.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable  factors.  At September
30, 2004,  future minimum rental  payments  required under the lease are $70 per year until the lease expires.

The Company  leases its corporate  office space from an entity  affiliated  with
Nelson and Norman Leenhouts,  and the office space for its regional offices from third  parties.  The corporate  office space requires an annual base rent plus a pro-rata  portion of property  improvements,  real estate taxes, and common area maintenance.  The  regional  office  leases  require an annual  base rent plus a pro-rata portion of real estate taxes.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital  expenditures.  During the three- and nine-month periods ended
September  30, 2004  approximately  $131 and $393 per unit was  estimated  to be spent on recurring capital  expenditures.  The table below summarizes the actual total  capital  improvements,  (before the effects of FIN 46R) incurred by major categories  for the three- and nine-month  periods ended  September 30, 2004 and
2003 and an estimate of the  breakdown the three- and  nine-month  periods ended
September 30, 2004 as follows: of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three- and  nine-month  periods  ended  September  30, 2004 as follows:  the three- and nine-month periods ended September 30, 2004 as follows:

                 For the three-month period ended September 30,
                      (in thousands, except per unit data)

                                                          2004                                        2003
                              -------------------------------------------------------------- ------------------------
                                                       Non-
                              Recurring      Per  Recurring     Per    Total Capital      Per   Total Capital      Per
                                 Cap Ex  Unit (a)    Cap Ex    Unit     Improvements  Unit(a)    Improvements  Unit (a)
                                 ------  --------    ------    ----     ------------  -------    ------------  --------
New Buildings                      $  -      $ -      $ 951     $22          $ 951      $22           $ 530      $13
Major building improvements         965       23      4,549     107          5,514      130           5,806      145
Roof replacements                   369        9        716      17          1,085       26           1,920       48
Site improvements                   353        8      2,621      62          2,974       70           3,017       75
Apartment upgrades                  696       16      7,327     173          8,023      189           9,762      244
Appliances                          578       14        648      15          1,226       29           1,341       34
Carpeting/Flooring                1,815       43      1,533      36          3,348       79           3,711       93
HVAC/Mechanicals                    535       12      3,767      89          4,302      101           4,468      112
Miscellaneous                       238        6        450      11            688       17             764       20
                                 ------     ----    -------    ----        -------     ----         -------     ----
Totals                           $5,549     $131    $22,562    $532        $28,111     $663         $31,319     $784
                                 ======     ====    =======    ====        =======     ====         =======     ====

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,586  core  units,  2003  acquisition  units  of 730 and  2004 weighted  average  acquisition  units of 2,089 for the  three-month  period ended  September 30, 2004 and 39,586 core units and 2003  weighted  average acquisition  units of 385 for the  three-month  period ended  September 30,
     2003.

                  For the nine-month period ended September 30,
                      (in thousands, except per unit data)

                                                          2004                                         2003
                              --------------------------------------------------------------  ------------------------
                                                        Non-
                               Recurring      Per  Recurring      Per  Total Capital      Per    Total Capital      Per
                                  Cap Ex  Unit(a)     Cap Ex  Unit(a)   Improvements  Unit(a)     Improvements  Unit(a)
                                  ------  -------     ------  -------   ------------  -------     ------------  -------
New Buildings                 $        -  $     -    $ 2,169  $    52         $2,169   $   52      $     1,413  $    35
Major building improvements        2,841       68     11,470      276         14,311      344           15,609      392
Roof replacements                  1,086       26      1,516       36          2,602       62            3,171       80
Site improvements                  1,040       25      5,954      143          6,994      168            5,777      145
Apartment upgrades                 2,049       49     19,048      458         21,097      507           25,712      645
Appliances                         1,703       41      1,474       35          3,177       76            3,579       90
Carpeting/Flooring                 5,344      128      2,641       63          7,985      191            8,905      223
HVAC/Mechanicals                   1,574       38      8,927      215         10,501      253            9,965      250
Miscellaneous                        698       18      1,871       45          2,569       63            2,726       68
                                 -------     ----    -------   ------        -------   ------          -------   ------
Totals                           $16,335     $393    $55,070   $1,323        $71,405   $1,716          $76,857   $1,928
                                 =======     ====    =======   ======        =======   ======          =======   ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,586  core  units,  2003  acquisition  units  of 730 and  2004 weighted average acquisition units of 1,295 for the nine-month period ended
     September  30,  2004  and  39,586  core  units  and 2003  weighted  average acquisition  units of 272 for the  nine-month  period ended  September  30,
     2003.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements
(before the effects of FIN 46R) between core and non-core as follows:

                                   For the three-month period ended September 30,
                                        (in thousands, except per unit data)

                                                          2004                                         2003
                              --------------------------------------------------------------  ------------------------
                                                       Non-
                             Recurring      Per   Recurring       Per  Total Capital      Per   Total Capital      Per
                                Cap Ex     Unit      Cap Ex      Unit   Improvements     Unit    Improvements     Unit
                                ------     ----      ------      ----   ------------     ----    ------------     ----
Core Communities                $5,180     $131     $21,702    $  548        $26,882    $ 679         $31,187     $788
2004 Acquisition
Communities                        273      131         718       344            991      475               -        -
2003 Acquisition
Communities                         96      131         142       194            238      325             133      344
                                ------     ----     -------    ------        -------    -----         -------     ----
Sub-total                        5,549      131      22,562       532         28,111      663          31,319      784
2004 Disposed Communities            8      131           -         -              8      131             203      327
2003 Disposed Communities            -        -           -         -              -        -             274      326
Corporate office
expenditures (1)                     -        -           -         -          1,091        -             869        -
                                ------     ----     -------    ------        -------    -----         -------     ----
                                $5,557     $131     $22,562    $  532        $29,210    $ 661         $32,665     $767
                                ======     ====     =======    ======        =======    =====         =======     ====

                                     For the six--month period ended September 30,
                                          (in thousands, except per unit data)

                                                          2004                                         2003
                             ---------------------------------------------------------------  -----------------------
                                                       Non-                  Total                    Total
                             Recurring      Per   Recurring       Per      Capital      Per         Capital      Per
                                Cap Ex     Unit      Cap Ex      Unit Improvements     Unit    Improvements     Unit
                                ------     ----      ------      ---- ------------     ----    ------------     ----
Core Communities               $15,540     $393     $53,425   $ 1,350      $68,965   $1,743         $76,672   $1,937
2004 Acquisition
Communities                        508      393       1,351     1,044        1,859    1,437               -        -
2003 Acquisition
Communities                        287      393         294       401          581      794             185      680
                               -------     ----     -------   -------      -------   ------         -------   ------
Sub-total                       16,335      393      55,070     1,323       71,405    1,716          76,857    1,928
2004 Disposed Communities          171      393         404       925          576    1,317             640    1,031
2003 Disposed Communities            -        -           -         -            -        -             719      736
Corporate office
expenditures (1)                     -        -           -         -        2,157        -           1,808        -
                               -------     ----     -------   -------      -------   ------         -------   ------
                               $16,506     $393     $55,474   $ 1,319      $74,138   $1,712         $80,024   $1,887
                               =======     ====     =======   =======      =======   ======         =======   ======

(1)  No distinction is made between recurring and non-recurring expenditures for corporate office.

Results of Operations
---------------------

Summary of Core Properties
--------------------------

The Company had 141  apartment  communities  with 39,586  units which were owned throughout the nine-month  period being presented (the "Core  Properties").  The
Company has acquired an additional twelve apartment communities with 3,216 units during 2004 and 2003 (the "Acquired Communities").  The Company also disposed of nine  properties  with a  total  of  2,188  units  during  2004  and  2003  (the
"Disposition Communities").  The Disposition Communities have been classified as discontinued  operations.  The inclusion of the Acquired  Communities  generally accounted  for the  significant  changes in operating  results for the three and nine months ended September 30, 2004.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                              Nine Months                                 Three Months
                                              -----------                                 ------------
                                   2004       2003    $ Change    % Change       2004        2003   $ Change    % Chg
                                   ----       ----    --------    --------       ----        ----   --------    -----
Rental income                  $312,836   $301,640    $ 11,196        3.7%   $104,763    $102,487     $2,276     2.2%
Property other income            12,863     11,200       1,663       14.8%      4,534       3,790        744    19.6%
                               --------   --------      ------        ---     -------     -------     ------     ---
Total income                    325,699    312,840      12,859        4.1%    109,297     106,277      3,020     2.8%
Operating and Maintenance      (146,169)  (137,231)     (8,938)      (6.5%)  (47,023)   (45,162)    (1,861)   (4.1%)
                               --------   --------      ------        ---     -------     -------     ------     ---
Net operating income           $179,530   $175,609      $3,921        2.2%    $62,274     $61,115     $1,159     1.9%
                               ========   ========      ======        ===     =======     =======     ======     ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                           Nine Months                                   Three Months
                                           -----------                                   ------------
                                 2004        2003  $ Change    % Change       2004        2003    $ Change      % Chg
                                 ----        ----  --------    --------       ----        ----    --------      -----
Rental income               $ 331,496   $ 304,370   $27,126        8.9%   $113,237   $ 103,792      $9,445       9.1%
Property other income          13,373      11,366     2,007       17.7%      4,750       3,855         895      23.2%
                            ---------   ---------   -------        ---   ---------   ---------     -------       ---
Total income                  344,869     315,736    29,133        9.2%    117,987     107,647      10,340       9.6%
Operating and Maintenance    (153,438)  (138,099)  (15,339)     (11.1%)  (50,372)   (45,512)   (4,860)    (10.7%)
                            ---------   ---------   -------       ----   ---------   ---------     -------       ---
Net operating income        $ 191,431   $ 177,637   $13,794        7.8%  $  67,615   $  62,135     $ 5,480       8.8%
                            =========   =========   =======       ====   =========   =========     =======       ===

Comparison of nine-months ended September 30, 2004 to the same period in 2003
-----------------------------------------------------------------------------

Of the  $27,126  increase  in rental  income,  $15,930  is  attributable  to the
Acquired Communities The balance of this increase,  or $11,196 which is from the
Core  Properties,  was the result of an  increase  of 2.6% in  weighted  average rental rates, along with an increase in occupancy from 92.4% to 93.4%. Occupancy is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible rental income. Total possible rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous  charges to residents increased by $2,007. Of this increase,  $344 is attributable to the Acquired  Communities,  with $1,663  representing a 14.8%
increase from the Core Properties.

Other  income,  which  reflects  management  fee  income,  decreased  $1,381 due primarily to a decrease in the level of  management  activity as a result of the sale of the three Phases of the affordable limited partnerships.

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
Based upon its internal analysis, the Company estimated its liability as of June
30, 2004 in those states where it found  non-compliance and has recorded at June
30, 2004 a liability of $1,712.  This is allocated  $493 to expense for property repairs,  $233 to interest  expense,  $35 (before minority  interest) to loss on disposition  of  property,  and $951  capitalized  to real  estate  assets.  The liability recorded relates to the period beginning on the later of: (i) the date the Company first purchased property in the applicable state; or (ii) January 1,
1997 and ending on June 30,  2004.  The Company  recognizes  that the  liability recorded is an estimate and that the actual tax  liability  that will be paid in the future may be less than or  greater  than this  estimate.  The  Company  has determined that the likely range is between $1,325 and $2,300.

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

Of the  $15,339  increase  in  operating  and  maintenance  expenses,  $6,400 is attributable to the Acquired  Communities.  The balance, an $8,939 increase,  is attributable to the Core Properties and is primarily due to increases in repairs and maintenance,  personnel costs,  property  insurance,  and real estate taxes.
These  increases were offset in part by savings in snow removal and  advertising costs. The increase in repairs and maintenance was $2,741,  or 13.1% compared to a year ago and is  primarily  in the areas of  contract  repair,  painting,  and cleaning.  Sales tax, as mentioned  above,  accounts for $805 of this  increase.
Personnel expense increased $2,732, or 8.8% compared to the same period one year ago due in part to an increase in site level incentive  compensation as a result of improving rent and occupancies.  In addition,  increased health insurance and workers compensation costs contributed  significantly to the increase.  Property insurance  increased $1,551 or 37.7% for the period primarily due to an increase in our general  liability loss reserve based on historical  losses to date which have been  projected  using  actuarial  assumptions.  Real estate  taxes were up
$1,878 or 6.0% over the same  period a year ago.  Snow  removal  costs were down significantly  due to a normal  winter this year  compared to  unusually  severe conditions  a year ago.  Advertising  costs were  higher in 2003 in  response to lower than normal occupancy levels.

General and  administrative  expense increased in 2004 by $125, or 0.9%. General and administrative expenses as a percentage of total revenues were 4.1% for 2004 as  compared  to 4.4% for 2003.  The  results,  which are  basically  flat,  are primarily due to the reduced level of activity in the Management  Companies as a result of the sale of the  Commercial  Property  division on January 1, 2004 and the sale of Phase I and II during 2003.

Interest  expense  increased  in 2004 by  $3,367  as a result  of the  increased borrowings in connection with acquisition of the 2004 Acquisition Communities, a full nine months of interest  expense for the 2003  Acquisition  Communities and additional  mortgage debt and  refinanced  mortgage  debt incurred  during 2003.
Interest  expense  in the first  quarter  of 2004 was  reduced  by $996 when two mortgage  loans were paid off early at amounts less than the amounts  carried on the  Company's  balance  sheet.  During 2003,  the Company  closed on additional mortgage  debt of $80,100  and  refinanced  $24,000 in  existing  mortgage  debt resulting  in new  borrowings  of  approximately  $46,000.  Included in interest expense  for 2003 was a $1,349  charge  recorded  in the first  quarter  of 2003 related  to the  prepayment  of debt  associated  with  the  sale of  Candlewood
Apartments in Indiana which occurred  during the same period.  Finally,  $254 in interest  relative to the sales tax liability  recorded and  described  above is included in 2004.

Depreciation and amortization  expense increased $10,237 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

In the fourth  quarter of 2002,  the Company  announced  its  intention  to sell virtually all of the assets associated with its general partner interests in the affordable  properties  in order to focus  solely on the  direct  ownership  and management of market rate apartment communities. The assets included principally loans, advances and management contracts.  During the first nine-months of 2004, the Company recorded impairment charges of $1,116 (all in the first quarter). Of this total, $171 represents  advances made to certain of the affordable property limited partnerships which the Company believes will not be repaid upon the sale of the loans. The remaining $945 pertains to an additional net impairment charge taken on Phase III to reduce the assets to fair market value. In connection with
FIN 46R, the Company was required to consolidate  the majority of the affordable limited partnerships results of operations beginning April 1, 2004.

The  equity  in  earnings  (losses)  of  unconsolidated  affiliates  of  $538 is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."  Included and
classified  in this  account  are $484 of  advances  made  during the first nine months  of 2004  (all  occurred  during  the first  quarter)  which the  Company believes will not be repaid upon sale.  During the second  quarter of 2004,  the
Company  advanced  $25  to  one  of  the  remaining  unconsolidated   affordable
partnerships  which was repaid during the third quarter.  In connection with FIN
46R, the Company was  required to  consolidate  the  majority of the  affordable limited  partnerships  results  of  operations  beginning  April 1,  2004 and is included in discontinued operations.

Included in  discontinued  operations for the nine-month  period ended September
30, 2004, are the  Disposition  Communities and the results of operations of the
Phase III affordable  limited  partnerships that in connection with FIN 46R were required  to be  consolidated  beginning  April  1,  2004.  As  all  significant contingencies  surrounding  the sale of Phase III have been resolved the Company has considered these assets held for sale and have reported them in discontinued
operations.  (See further detail supplied under  "Off-Balance Sheet Investments"
section).

Included in the $6,305 net loss on disposition of property reported for the nine months of 2004 is the sale of two  apartment  communities  where the Company has recorded a combined gain on sale,  net of minority  interest,  of  approximately
$477. In addition,  the Company recorded a $6,753 loss, net of minority interest of  $3,164,  in the  third  quarter  related  to the  disposal  of the Phase III affordable  partnerships.  Included in the gross $9.9 million loss reported is a
$5.0  million  loss from a property  being  disposed  through a default with the lender, as more fully explained in the "Off-Balance Sheet Investments"  section.
An additional  impairment in value of $3.6 million was recorded  relating to the closing of 22 affordable  properties and the eight properties under contract for sale  with the same  buyer.  The  Company  has  recorded  a $500  impairment  in connection  with a letter of intent to sell  general  partnership  interests  in eight properties with a total of 612 units. Finally, a reduction of $800 to fair market value has been  recorded  for the  property the Company will  continue to hold for sale.  The remaining  balance,  a $29 loss,  net of minority  interest, relates to additional  expenses  incurred during the nine months ended September
30, 2004 for sales which took place during 2003.  These costs represent a change in estimate from those accrued at the time of sale.

In  connection  with  the  adoption  of FIN 46R,  the  Company  recorded  a $321 cumulative  effect  charge  of a change  in  accounting  principle  in the first quarter of 2004.  This  charge was the result of  negative  capital  accounts of minority interest partners that were absorbed by the Company.

Comparison of the  three-months  ended  September 30, 2004 to the same period in
--------------------------------------------------------------------------------
2003
----

Of the $9,445 increase in rental income,  $7,169 is attributable to the Acquired
Communities.  The  balance  of  this  increase,  or  $2,276  is  from  the  Core
Properties,  the result of an increase of 2.9% in weighted average rental rates, net of a decrease  in  occupancy  from 93.4% to 92.8%.  Occupancy  is defined as total  possible  rental  income,  net of  vacancy  and  bad  debt  expense  as a percentage of total  possible  rental income.  Total  possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $895. Of this increase,  $151 is attributable  to the Acquired  Communities  and $744 represents a 19.6% increase from the Core Properties.

Other income, which reflects management fee income, decreased $223 due primarily to a decrease  in the level of  management  activity  as a result of the sale of
Phase I and II of the affordable limited partnerships.

Of the  $4,860  increase  in  operating  and  maintenance  expenses,  $2,999  is attributable to the Acquired  Communities.  The balance,  a $1,861 increase,  is attributable to the Core Properties and is primarily due to increases in repairs and maintenance,  personnel costs,  property  insurance,  and real estate taxes.
These increases were offset in part by a reduction in advertising and office and telephone expenses.  Repairs and maintenance  increased $337, or 4.0%, primarily as a result of increases  in painting  and  cleaning  costs offset by savings in contract repairs and grounds.  Personnel  expenses increased $726, or 6.8%, with
$84  resulting  from  increased  site  level  incentive  compensation  going  up reflecting  improving  rent  compared to a year ago. In  addition,  $303 is from increases in health  insurance  costs.  The majority of the increase in property insurance  results from a reduction of $300 to the insurance reserve in 2003 not repeated in 2004.

General and  administrative  expense increased in 2004 by $209 or 4.5%.  General and administrative expenses as a percentage of total revenues were 4.1% for 2004 as compared to 4.2% for 2003.

Interest  expense  increased  in 2004 by  $2,066  as a result  of the  increased borrowings in connection with acquisition of the 2004 Acquisition Communities, a full  quarter of  interest  expense  for the 2003  Acquisition  Communities  and additional  mortgage debt and  refinanced  mortgage debt which took place during
2003. During 2003, the Company closed on additional mortgage debt of $80,100 and refinanced  $24,000 in existing  mortgage  debt  resulting in new  borrowings of approximately $46,000.

Depreciation and amortization  expense  increased $3,821 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

In the fourth  quarter of 2002,  the Company  announced  its  intention  to sell virtually all of the assets associated with its general partner interests in the affordable  properties to focus solely on the direct ownership and management of market  rate  apartment  communities.  The  assets  include  principally  loans, advances and management  contracts.  In connection with FIN 46R, the Company was required to  consolidate  the majority of the  affordable  limited  partnerships results of  operations  beginning  April 1,  2004.  The  activity  for the third quarter of 2004 is included in  discontinued  operations as the  properties  had either been sold in the third quarter or were classified as held for sale.

The  equity in  earnings  (losses)  of  unconsolidated  affiliates  of $25 is an
advance  made  in  the  second   quarter  of  2004  to  one  of  the   remaining
unconsolidated  affordable  partnerships  which had been repaid during the third quarter.

Included in discontinued  operations for the three-month  period ended September
30,  2004,  are  two  apartment  community  dispositions,  and  the  results  of operations of the Phase III limited partnerships that in connection with FIN 46R were required to be  consolidated  beginning  April 1, 2004. As all  significant contingencies  surrounding  the sale of Phase III have been resolved the Company has considered these assets held for sale and have reported them in discontinued
operations.

In connection with the sale of Maple Lane Apartments in South Bend, Indiana, the
Company recorded a loss on sale in the third quarter,  net of minority  interest of $37, of approximately  $78. In addition,  the Company recorded a $6,753 loss, net of minority interest of $3,164, in the third quarter related to the disposal of the  Phase  III  affordable  partnerships.  See  nine-months  comparison  for additional  detail. The remaining balance, a $15 gain, net of minority interest, relates to post closing adjustments incurred in the same quarter for sales which took place during 2003.  These costs  represent a change in estimate  from those accrued at the time of sale.

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

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital  improvements  (including  capitalized interest)  reflected  as an increase to real estate  assets.  The total  capital improvements  include an annual reserve for anticipated  recurring,  non-revenue generating  capitalized  costs of $525 per apartment  unit.  Please refer to the
Capital Improvement section above in MD&A. Cash provided by operating activities was  $123,460  and  $108,533  for the  nine-month  period  ended and $39,654 and
$32,230  for  the  three-month   period  ended  September  30,  2004  and  2003,
respectively.  Cash used in investing  activities  was $202,030 and $102,139 for the nine-month  period ended and $97,223 and $45,432 for the three-month  period ended  September  30, 2004 and 2003,  respectively.  Cash  provided by (used in)
financing  activities was $80,884 and ($7,925) for the  nine-month  period ended and $59,148 and $13,743 for the three-month  period ended September 30, 2004 and
2003, respectively. FFO should not be considered as an alternative to net income as an indication of the  Company's  performance  or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common
Shareholders for the nine and three-months ended September 30, 2004 and 2003 are presented below (in thousands):

                                                                          Nine Months             Three Months
                                                                       2004        2003         2004        2003
                                                                       ----        ----         ----        ----

Net income available to common shareholders                           $16,349     $21,772     $  3,027    $  8,958
Convertible preferred dividends                                         1,645       5,306          548       1,296
Minority interest                                                      11,844      11,473        4,746       4,482
Minority interest - income (loss) from discontinued operations      (805)        567     (135)        389
Minority interest - gain (loss) on disposition of discontinued
   operations                                                       (3,195)          -     (3,195)          -
Depreciation and amortization from real property                       67,566      56,889       23,225      19,512
Depreciation from real property from unconsolidated entities              556       1,837            -         725
Impairment on General Partner real estate investment                      945       1,785            -       1,785
Loss on disposition of property                                            50          79            -          69
(Gain) loss on disposition of discontinued operations, net of
   minority interest                                                (417)  (355)          94    (35)
Impairment of real property included in income from operations of disposed
   properties, before minority interest                                     -         423            -           -
Prepayment penalty from early extinguishment of debt in
   connection with sale
   of real estate                                                           -       1,610            -         261
Cumulative effect of change in accounting principle, net of
   minority interest                                                      321           -            -           -
                                                                      -------    --------      -------     -------
FFO as defined above                                                  $94,859    $101,386      $28,310     $37,442
                                                                     ========    ========     ========    ========

Weighted average common shares/units outstanding(1):
         - Basic                                                     48,660.3    44,577.3     48,894.6    45,611.9
                                                                     ========    ========     ========    ========
         - Diluted                                                   49,100.3    47,624.0     49,338.6    48,078.9
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

Covenants
---------

Series F Preferred Stock
------------------------

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative  Redeemable Preferred Stock Article
Supplementary,  of  1.75  to  1.0.  The  fixed  charge  coverage  ratio  and the components  thereof do not represent a measure of cash  generated from operating activities in accordance with generally accepted  accounting  principles and are not necessarily  indicative of cash available to fund cash needs.  Further, this ratio should not be  considered  as an  alternative  measure to net income as an indication  of the  Company's  performance  or of  cash  flow  as a  measure  of liquidity. The Company has been in compliance with the covenant since the Series
F Preferred Stock was issued. If the Company fails to be in compliance with this covenant for six or more consecutive fiscal quarters,  the holders of the Series
F  Preferred  Stock would be  entitled  to elect two  directors  to the board of directors of the Company. The calculation of the fixed charge coverage ratio for the four most recent quarters since the issuance of the Series F Preferred Stock is  presented  below (in  thousands).  Net  operating  income from  discontinued
operations  in  the  calculation   below  is  defined  as  total  revenues  from
discontinued operations less operating and maintenance expenses.

                                                              Calculation Presented for Series F Covenants
                                                              --------------------------------------------
                                                                            Three-months ended
                                                                            ------------------
                                                             Sept. 30,2004  June 30,2004  Mar. 31,2004   Dec 31, 2003
                                                             -------------  ------------  ------------   ------------

     Total revenues                                              $118,942     $118,017      $113,197        $111,458
     Net operating income from discontinued operations           (423)    (276)            -              80
     Operating and maintenance                                    (50,372)     (51,081)     (54,232)       (48,698)
     General and administrative                                  (4,879)    (4,892)     (4,725)       (8,236)
     Impairment of assets held as General Partner                       -            -      (1,116)       (110)
     Equity in earnings (losses) of unconsolidated
     affiliates                                                        25     (25)     (538)       (395)
                                                                 --------      -------      --------        --------
                                                                 $ 63,293      $61,743      $ 52,586        $ 54,099
Fixed Charges
     Interest expense                                            $ 23,496      $23,783      $ 21,332        $ 21,595
     Interest expense on discontinued operations                       40          476             -              79
     Preferred dividends                                            1,898        1,899         1,898           1,984
     Capitalized interest                                             230          171           171             230
                                                                 --------      -------      --------        --------
                                                                 $ 25,664      $26,329      $ 23,401        $ 23,888

Times Coverage ratio:                                                2.47         2.35          2.25            2.26

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

Declaration of Dividend
-----------------------

On  November  2, 2004,  the Board of  Directors  approved a dividend of $.63 per share for the quarter  ended  September 30, 2004.  This is the  equivalent of an annual  distribution  of $2.52 per share.  The dividend is payable  November 26,
2004 to shareholders of record on November 16, 2004.

On November 2, 2004 the Company also declared a regular  dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  November 30, 2004.  The dividend on the  preferred  shares is payable on
November 30, 2004, to shareholders of record on November 16, 2004. This dividend is equivalent to an annualized rate of $2.25 per share.

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
During the third  quarter,  the Company  offered to settle the 1998 tax year for
$29 of the $194 assessment,  which was accepted by the State's Attorney General.
For the remaining years,  1999-2001 or $1.1 million in exposure,  the Company is still  dealing with the State  Department  of Revenue,  pursuing  100% relief as supported by interpretation of tax law by outside counsel.

The Company and the Operating Partnership,  along with Home Leasing Corporation, the predecessor of the Company that is owned by Nelson and Norman Leenhouts, are defendants  in a lawsuit.  The  essence of the  complaint  is that the entity in which  plaintiffs  were  investors  was  wrongfully  excluded from the Company's initial  organization  as a real  estate  investment  trust  and the  investors, therefore, did not obtain the benefits from exchanging their equity interests in that  entity  for  equity  in  the  Operating  Partnership.  In  their  original complaint,  plaintiffs  sought  damages  in the  amount  of $3  million.  In the subsequent  discovery  process,  plaintiffs  increased the damages sought to $11 million. The Company and the Operating Partnership have responded to the lawsuit by denying all material  allegations and asserting  various  defenses.  The only remaining cause of action against the Company and the Operating Partnership is a claim of breach of fiduciary  duty.  It is not possible to estimate the possible loss or range of loss at this time and the Company has therefore not accrued any liability  for the  third  quarter.  Management  and its  counsel  believe  that applicable  legal  precedents  support a conclusion that neither the Company nor the  Operating  Partnership  should  be  found  to  have  any  liability  to the plaintiffs,  and that, in the event any liability is found,  recoverable damages should be limited to an immaterial amount.

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

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The  percentages  and  loan  balances  discussed  below  are  prior  to FIN  46R consolidations  on the balance sheet. The assets and liabilities of a certain of the affordable limited  partnerships added to the consolidated  balance sheet as of March 30, 2004 remain and are  classified  as held for sale on the  September
30,  2004  balance  sheet.  As  the  non-recourse  debt  associated  with  these properties  will no longer  affect the balance  sheet upon sale of the Company's interests in the  partnerships,  the Company believes that comparing pre-FIN 46R financial  information  provides the reader of the financial  statements  with a more meaningful comparison.

The Company's  primary  market risk exposure is interest rate risk. At September
30, 2004 and December 31,  2003, approximately 88% and 98%, respectively, of the
Company's debt bore interest at fixed rates with a weighted  average maturity of
approximately  7  and  9  years  and  a  weighted   average   interest  rate  of
approximately  6.36% and 6.47%,  respectively,  including  the $34.0 million and
$25.2 million of debt,  respectively which has been swapped to a fixed rate. The remainder of the Company's debt bears interest at variable rates with a weighted average  maturity of approximately 8 and 2 years,  respectively,  and a weighted average  interest rate of 2.65% and 2.32%,  respectively,  at September 30, 2004 and  December 31,  2003.  The Company  does not intend to utilize a  significant amount of permanent  variable rate debt to acquire  properties in the future. On occasion,  the Company may use its line of credit in connection  with a property acquisition  with the  intention  to  refinance  at a later  date.  The  Company believes,  however,  that in no event would  increases in interest  expense as a result of inflation significantly impact the Company's distributable cash flow.

At  September  30, 2004 and December  31,  2003,  the interest  rate risk on $34 million and $25.2  million,  respectively  of such  variable  rate debt has been mitigated  through the use of interest rate swap  agreements  (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the  counter-parties to the Swaps. The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions.  The Swaps  effectively  convert an  aggregate  of $34  million at
September  30, 2004 in variable rate  mortgages to fixed rates of 5.35%,  5.39%,
8.22%  and 8.40%  and $25.2  million  at  December  31,  2003 in  variable  rate mortgages to fixed rates of 5.91%, 8.22% and 8.40%.

At September  30, 2004 and December  31, 2003,  the fair value of the  Company's fixed rate debt,  including  the $34  million at  September  30,  2004 and $25.2 million at December  31,  2003 which was swapped to a fixed rate,  amounted to a liability of $1.63 billion compared to its carrying amount of $1.53 billion. The
Company  estimates that a 100 basis point  increase in market  interest rates at
September 30, 2004 would have changed the fair value of the Company's fixed rate debt to a liability of $1.55 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain funds through  additional  equity  offerings or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative  financial  instruments  for trading or speculative  purposes.  As of
September 30, 2004, the Company had no other material exposure to market risk.

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

                           PART II - OTHER INFORMATION

                              HOME PROPERTIES, INC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable  for share  repurchase.  Recently,  the  Company's  Board of Directors removed certain price restrictions,  which substantially  enhances the Company's ability to repurchase shares. At December 31, 2003 the Company had authorization to repurchase  3,135,800 shares of common stock and UPREIT Units under the stock repurchase  program. No shares were repurchased during the first two quarters of
2004.  In addition,  participants  in the  Company's  Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise  payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise  price is returned to  authorized  but unissued  status,  and for  purposes  of  this  table  is  deemed  to have  been repurchased by the Company.  The following table  summarizes the total number of shares  (units)  repurchased by the Company during the three month period ending
September 30, 2004.

                                                                                      Maximum shares
                                                                   Total shares           (units)
                                  Total shares     Average      (units) purchased     available under
                                    (units)       price per       under Company        the Company
            Period                 purchased(1)  share (unit)        Program              Program
            ------                 ---------     ------------        -------              -------

Balance June 30, 2004:                   -             -                -               3,135,800
                                    ------        -------            ------             ---------
July 1, 2004 to
July 31, 2004                            -             -                -               3,135,800

August 1, 2004 to
August 31, 2004                     57,500        $ 38.07            57,500             3,078,300

September 1, 2004 to
September 30, 2004                   5,698        $ 39.41                -              3,078,300
                                    ------        -------            ------             ---------
Balance September 30, 2004:         63,198        $ 38.15            57,500             3,078,300
                                    ======        =======            ======             =========

(1)  During September, 2004, 5,698 shares of common stock were used in satisfaction of the Company's obligation upon the exercise of stock options issued.

Item 6.  Exhibits
-------  --------
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

                    Date:    November 9, 2004
                             -------------------------------------

                    By:      /s/ Edward J. Pettinella
                             -------------------------------------
                             Edward J. Pettinella
                             President and Chief Executive Officer

                    Date:    November 9, 2004
                             -------------------------------------

                    By:      /s/ David P. Gardner
                             -------------------------------------
                             David P. Gardner
                             Executive Vice President and
                             Chief Financial Officer