Form 10-K
period 2004-12-31
HOME PROPERTIES INC
filed 2005-03-15
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     (Mark One)

     (X)  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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
                                 YES       No    X
                                    -----      -----
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).
                                 YES  X     No
                                    -----      -----

The aggregate market value of the shares of common stock held by  non-affiliates
(based upon the closing  sale price on the New York Stock  Exchange) on June 30,
2004, was approximately $1,269,697,294.

As of February 28, 2005, there were 31,415,781  shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain  portions of the proxy  statement  to be issued in  connection  with the
Company's 2005 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I.
         Item 1.   Business                                                                        3
         Item 2.   Properties                                                                     11
         Item 3.   Legal Proceedings                                                              18
         Item 4.   Submission of Matters to a Vote of Security Holders                            18
         Item 4A.  Executive Officers                                                             18

PART II.
         Item 5.   Market for the Registrant's Common Equity, Related Shareholder Matters, and
                            Issuer Purchases of Equity Securities                                 20
         Item 6.   Selected Financial Data                                                        22
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                            Operation                                                             24
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                     48
         Item 8.   Financial Statements and Supplementary Data                                    49
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                            Disclosure                                                            49
         Item 9A.  Controls and Procedures                                                        49
         Item 9B.  Other Information                                                              50

PART III.
         Item 10.  Directors and Executive Officers of the Registrant                             51
         Item 11.  Executive Compensation                                                         54
         Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                            Stockholders Matters                                                  54
         Item 13.  Certain Relationships and Related Transactions                                 54
         Item 14.  Principal Accountant Fees and Services                                         54

PART IV.
         Item 15.  Exhibits, Financial Statement Schedules                                        55

                                     PART I

Item 1. Business

The Company
-----------

Home   Properties,   Inc.   ("Home   Properties"   or   the   "Company")   is  a
self-administered  and self-managed  real estate  investment trust ("REIT") that owns, operates,  acquires, develops and rehabilitates apartment communities. The
Company's  properties are regionally focused in select Northeast,  Mid-Atlantic,
Midwest and  Southeast  Florida  markets of the United  States.  The Company was formed in November 1993, to continue and expand the  operations of  Home Leasing
Corporation  ("Home Leasing").  The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

The Company conducts its business through Home Properties,  L.P. (the "Operating
Partnership"),  a New York limited partnership in which the Company held a 67.7%
partnership  interest as of December 31, 2004 (66.7% at December 31, 2003) (such interest has been  calculated  as the  percentage of  outstanding  common shares divided by the total outstanding  common shares and Operating  Partnership Units outstanding) and two management companies (together, the "Management Companies")
-  Home Properties   Management,  Inc.  ("HP Management")  and  Home  Properties
Resident Services, Inc. ("HPRS"), both of which are Maryland corporations.

Home  Properties,  through its affiliates  described  above,  as of December 31,
2004,  operated 169 communities with 47,378  apartment  units. Of these,  41,776 units in 150  communities  are owned  outright (the "Owned  Properties"),  2,793 units in 14  communities  are  managed  and  partially  owned by the  Company as general  partner,  and 2,809  units in five  communities  are  managed for other owners (collectively, the "Managed Properties"). Please refer to Note 10 on page
F-32 for discussion on segment information.

The Owned Properties and the Managed Properties (collectively, the "Properties")
are concentrated in the following market areas:

                                               Apts.           Apts. Managed As            Apts.                 Apt.
               Market Area                     Owned           General Partner          Fee Managed            Totals
               -----------                     -----           ---------------          -----------            ------
Suburban New York City                         7,743                 56                       -                 7,799
Suburban Washington, D.C.                      7,506                  -                   1,387                 8,893
Philadelphia, PA                               5,913                  -                       -                 5,913
Baltimore, MD                                  5,644                  -                   1,422                 7,066
Detroit, MI                                    5,046                  -                       -                 5,046
Upstate New York                               4,567                812                       -                 5,379
Chicago, IL                                    2,242                  -                       -                 2,242
Boston, MA                                     1,252                  -                       -                 1,252
Southeast, FL                                    836                  -                       -                   836
Portland, ME                                     595                  -                       -                   595
Dover, DE                                        432                  -                       -                   432
Columbus, OH                                       -                868                       -                   868
Western PA                                         -              1,057                       -                 1,057
                                              ------              -----                   -----                ------
Total # of Units                              41,776              2,793                   2,809                47,378
                                              ======              =====                   =====                ======
Total Number of Communities                      150                 14                       5                   169

The Company's mission is to maximize  long-term  shareholder value by acquiring, repositioning,  and managing market-rate  apartment  communities while enhancing the quality of life for its residents and providing employees with opportunities
for  growth  and  accomplishment,   and  demonstrating  personal  integrity  and
dedication  at all times.  Our vision is to be a prominent  owner and manager of market-rate  apartment  communities,  predominantly B class,  typically with 150 units or more located in selected  suburban  markets of metropolitan  areas with substantial barriers to new development. The metropolitan areas we have selected include  New York  City,  Washington,  D.C.,  Boston,  Baltimore,  Philadelphia,
Southeast Florida, Chicago and Detroit. We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

The  Company's  business  strategies  include:  (i)  aggressively  managing  and improving  its  communities  to achieve  increased net  operating  income;  (ii)
acquiring  additional  apartment  communities with attractive  returns at prices below replacement  costs;  (iii) disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has  slowed to a pace  below the  markets  targeted  for  acquisition;  and (iv)
maintaining a strong and flexible  capital  structure with cost effective access to the capital markets.

Structure
---------

The  Company was formed in November  1993 as a Maryland  corporation  and is the general partner of the Operating  Partnership.  On December 31, 2004, it owned a
69.3% legal  interest  in the  Operating  Partnership  (such  interest  has been calculated as the percentage of outstanding common and preferred shares owned by the Company divided by the total  outstanding  common shares,  preferred shares, and Operating  Partnership Units ("UPREIT Units")  outstanding) - one percent as sole general  partner and the remainder as a limited  partner through its wholly owned  subsidiary,  Home  Properties  I, LLC,  which  owns  100% of the  limited partner,  Home Properties Trust. A portion of the limited partner interests held by Home Properties  Trust as of December 31, 2004 consisted of all of the Series
D and F Limited Partnership Units (2,650,000 units, or 5.2% of the total). Those preferred  interests in the Operating  Partnership  have rights and  preferences that mirror the rights and  preferences  of the holders of the related series of preferred shares in the Company. The remaining units (32,116,746 or 63.1% of the total) held by Home Properties Trust have basically the same rights as the other limited  partner  interests  (the "Units") in the Operating  Partnership.  Those
other Units are owned by certain  individuals and entities who received Units in the  Operating  Partnership  as  consideration  for their  interests in entities owning apartment communities purchased by the Operating  Partnership,  including certain officers of the Company.

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

Effective  January  1,  2003,  the  Management  Companies  became  wholly  owned subsidiaries  of  the Company,  and as a result  the  accompanying  consolidated financial statements include the accounts of the Management Companies.  Prior to
January 1, 2003,  investments  in these  entities  were  accounted for using the equity method. Both of the Management  Companies are Maryland  corporations and, effective January 1, 2001, both converted to taxable REIT subsidiaries under the
Tax Relief  Extension Act of 1999. HP Management  was formed in January 1994 and
HPRS was formed in December 1995. The Management  Companies  manage,  for a fee, certain of the residential and development activities of the Company and provide construction,  development  and  redevelopment  services for the Company.  As of
December 31, 2002, the Operating  Partnership held 95% of the economic  interest in HP  Management  and 99% of the economic  interest in HPRS through  non-voting common stock. Nelson and Norman Leenhouts (the "Leenhoutses") held the remaining five percent and one percent  interest,  respectively,  through the ownership of voting  common  stock.  Effective  January 1, 2003,  the  Operating  Partnership
acquired all of the shares held by the Leenhoutses.

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

Operating Strategies
--------------------

The Company will  continue to focus on enhancing the  investment  returns of its
Properties by:  (i) acquiring  apartment  communities  and  repositioning  those properties  for long-term  growth at prices that provide a positive  spread over the  Company's  long-term  blended  cost of capital;  (ii)  recycling  assets by disposing of properties  that have reached their potential or are less efficient to operate due to size or remote  location;  (iii)  balancing its  decentralized property  management  philosophy with the  efficiencies  of centralized  support functions and  accountability  including  volume  purchasing  (iv) enhancing the quality of living for the  Company's  residents  by  improving  the  service and physical  amenities  available at each  community  every year;  (v) adopting new technology  so that the time and cost spent on  administration  can be minimized while the time spent  attracting  and serving  residents can be maximized;  (vi)
continuing to utilize its written "Pledge" of customer  satisfaction that is the foundation  on which the  Company  has built  its brand  recognition;  and (vii)
focusing on reducing expenses while constantly improving the level of service to residents.

Acquisition and Sale Strategies
-------------------------------

The Company's strategy is to grow primarily through  acquisitions in the suburbs
of  major   metropolitan   markets  that  have   significant   barriers  to  new
construction,  easy access to the Company's headquarters,  and enough apartments available for  acquisition  to achieve a critical  mass.  Targeted  markets also
possess  other  characteristics,   including  acquisition   opportunities  below
replacement costs, a mature housing stock and stable or moderate job growth. The
Company  currently  expects  that its  growth  will be focused  within  suburban sub-markets of select  metropolitan  areas within the  Northeast,  Mid-Atlantic,
Midwest and Southeast Florida regions of the United States, where it has already established a presence. The largest metropolitan areas the Company will focus on include  New York  City,  Washington,  D.C.,  Boston,  Baltimore,  Philadelphia,
Southeast Florida,  Chicago and Detroit. The Company may expand into new markets
that  possess  the  characteristics   described  above.   Continued   geographic
specialization  is expected to have a greater  impact on operating  efficiencies versus  widespread  accumulation  of  properties.  The Company will  continue to pursue  the  acquisition  of  individual  properties  as well as  multi-property portfolios.  It may also  consider  strategic  investments  in  other  apartment companies.  The Company has anticipated  closing on acquisitions of $200 million in its budget for 2005.

During 2004, the Company  acquired ten  communities  with a total of 2,486 units for an aggregate  consideration  of  approximately  $247.5 million  (before fair market  value  adjustment  for  assumed  debt),  or an average of  approximately
$99,600  per  apartment   unit.  The  weighted   average   expected  first  year
capitalization rate for the acquired  communities was 6.7%.  Capitalization rate
("cap  rate") is defined as the rate of interest  used to convert the first year expected net operating  income ("NOI") less a 3.0%  management fee into a single present value. NOI is defined by the Company as rental income and property other
income  less  operating  and  maintenance   expenses.   The  acquisitions   were
concentrated in New Jersey, Boston, Washington, D.C. and North Lauderdale.

During 2004, the Company  completed the sale of five communities with a total of
1,646 units for an aggregate  consideration of approximately $92.5 million, at a weighted average expected  first-year cap rate of 8.2%. The properties sold were either in slower growth markets or less efficient to operate due to their remote locations  and/or  smaller  size.  The Company  recycled the proceeds from those properties that were expected to produce a weighted average unleveraged internal rate of return  ("IRR") of 8.0% with the  purchase  of  properties  expected  to produce an unleveraged IRR of 9.1%. IRR is defined as the discount rate at which the  present  value of the future cash flows of the  investment  is equal to the cost of the investment.  Several of the properties sold were originally acquired
through   transactions  where  the  sellers  took  interests  in  the  Operating
Partnership as  consideration  to provide them with the opportunity to defer tax obligations. We refer to these transactions as "UPREIT transactions." Generally, in UPREIT transactions,  the Company has made certain commitments to the sellers regarding  the  Company's  sale  of the  property.  As a  result,  Section  1031 exchanges were used to defer taxable gains of the UPREIT investor.

The Company will continue to contemplate the sale of certain of its communities.
The Company has currently identified three communities for potential sale during
2005. The total estimated fair market value of these communities is in excess of
$100 million.  The communities  are in three different  markets and have reached their potential. The Company will not sell these properties,  however, unless it achieves targeted prices at levels which would allow it to reinvest the proceeds at higher returns by making  acquisitions with repositioning  potential.  Two of these  properties  were  originally  acquired  through  an  UPREIT  transaction.
Therefore,  the sales will have to be matched with suitable acquisitions using a tax  deferred  exchange.  The  Company  has  anticipated  closing  on  sales  of
$50 million in its budget for 2005.

Financing and Capital Strategies
--------------------------------

The  Company  intends  to  adhere  to  the  following  financing  policies:  (i)
maintaining a ratio of debt-to-total  market  capitalization  (total debt of the
Company as a percentage of the market value of outstanding  diluted common stock
(including the common stock equivalents of the convertible  preferred stock, and
Units plus total debt) of approximately  55% or less;  (ii) utilizing  primarily fixed rate debt; (iii) varying debt maturities to avoid significant  exposure to interest rate changes upon refinancing; and (iv) maintaining a line of credit so that it can respond quickly to acquisition opportunities.

On December 31, 2004, the Company's debt was approximately  $1.6 billion and the debt-to-total  market  capitalization  ratio  was  42.5%  based on the  year-end closing price of the Company's stock of $43.00.  The weighted  average  interest rate on the Company's  mortgage debt as of  December 31,  2004 was 5.96% and the weighted average  maturity was  approximately  eight years.  Debt maturities are staggered,  ranging from November 2005, through January 2042. As of December 31,
2004,  the Company had an  unsecured  line of credit  facility  from M&T Bank of
$115 million.  This facility is available for  acquisition  and other  corporate purposes and bears an interest rate at 1.05% over the  one-month  LIBOR rate. As of  December  31,  2004,  the  one-month  LIBOR  rate was 2.4% and there was $58 million outstanding on the line of credit.  Included in the consolidated balance sheet of the Company as of December 31, 2004 is $77.6 million in mortgage  notes payable associated with the consolidated  affordable limited  partnerships.  The weighted  average  interest rate on these  mortgages as of December 31, 2004 was
5.22% with debt maturities ranging from 2005 to 2042.

On November 23, 2004,  the Company  signed a  supplemental  demand note with M&T
Bank. The note has a maximum principal amount of $42 million.  Borrowings on the note bear interest at 1.25% over the one-month  LIBOR rate.  The demand note was entered into to fund the Company's stock repurchase program.  The Company had no outstanding balance on the note as of December 31, 2004.

Management  expects to  continue  to fund a portion of its  continued  growth by taking  advantage of its UPREIT  structure and using UPREIT Units as currency in acquisition transactions. No UPREIT Units were issued in connection with the two property acquisitions during 2003. During 2004, the Company issued $12.1 million worth of UPREIT Units as  consideration  in acquiring two  properties in the New
Jersey  region.  It is difficult to predict the level of demand from sellers for this type of transaction.

The Company  also intends to continue to pursue  other  equity  transactions  to raise capital with limited transaction costs. During 2002, the Company closed on two common equity  offerings  totaling  704,602  shares of the Company's  common stock,  at a  weighted  average  price of $30.99  per  share,  resulting  in net proceeds  to the  Company of  approximately  $21.8  million.  Also in 2002,  the
Company  issued  2,400,000  shares of its 9.00% Series F  Cumulative  Redeemable
Preferred  Stock  ("Series F Preferred  Shares").  This  offering  generated net proceeds of approximately $58 million.  The Company raised  approximately  $17.6 million  (net of $5.9  million  share  repurchase)  in 2004  under its  Dividend
Reinvestment and Direct Stock Purchase Plan (the "Dividend Reinvestment Plan").

The Company's Board of Directors have approved a stock repurchase  program under which the Company may  repurchase  shares of its  outstanding  common  stock and
UPREIT Units.  Shares or units may be repurchased  through the open market or in
privately-negotiated    transactions.    The    Company's    strategy    is   to
opportunistically  repurchase  shares at a discount to its  underlying net asset value,  thereby continuing to build value for long-term  shareholders.  In 2003, the Company did not  repurchase  any of its  outstanding  common stock or UPREIT
Units. During 2004, the Company repurchased  1,135,800 shares of its outstanding common stock at a cost of $47.4  million at a weighted  average  price of $41.72 per  share.  From  January  1, 2005  through  February  16,  2005,  the  Company repurchased  1,300,700  additional shares at a cost of $53.3 million,  leaving a remaining share authorization level of 699,300 shares. On February 16, 2005, the
Board of Directors  approved a 2,000,000-share  increase in the stock repurchase program, resulting in an authorization level of 2,699,300 shares.

Competition
-----------

The Company competes with other multifamily  owners and operators and other real estate  companies  in  seeking  properties  for  acquisition  and in  attracting potential  residents.  The Company's properties are primarily in developed areas where there are other  properties  of the same type which  directly  compete for residents. The Company, however, believes that its focus on service and resident satisfaction  gives it a competitive  advantage.  The Company also believes that the moderate level of new construction of multifamily  properties in its markets in 2004,  generally  requiring  higher  rental  rates,  will not have a material adverse effect on its turnover  rates,  occupancies or ability to increase rents and  minimize  operating  expenses.  During the past few years,  the Company has encountered  competition as it seeks attractive properties in broader geographic areas.  Given the perceived  depth of available  opportunities,  this  increased level of  competition  has not prevented the Company from being able to meet its long-term growth expectations.

Market Environment
------------------

From the IPO through 2001, the markets in which Home  Properties  operates could be characterized as stable, with moderate levels of job growth. Starting in 2001 and continuing  through 2002,  many regions of the United States had experienced varying degrees of economic recession  resulting in negative job growth for both the  country  as a whole and the  Company's  markets.  During  2003,  that trend started to  reverse,  with only slight job loss for the country and a very small positive growth in the Company's  markets.  In 2004,  there was more significant job growth at 1.7% for the country and 1.0% growth for the Company's markets.

The information on the Market  Demographics  and  Multifamily  Supply and Demand
tables on pages 8 and 9 were compiled by the Company from the sources  indicated
on the tables.  The methods used include  estimates and, while the Company feels that the estimates are reasonable,  there can be no assurance that the estimates are accurate.  There can also be no assurance  that the  historical  information included on the table will be consistent with future trends.

New  construction  in the  Company's  markets is low,  relative to the  existing multifamily housing stock and compared to other regions of the country.  Most of the  existing  housing  stock in the  Company's  markets was built  before 1980.
Zoning  restrictions,  a scarcity of land and high  construction  costs make new development difficult to justify in many of the Company's markets. In 2004, Home
Properties'  markets  represented  21.8% of the total  estimated  existing  U.S.
multifamily  housing  stock,  but only 10.9% of the country's  estimated net new supply of multifamily housing units.

An analysis of future  multifamily  supply  compared  to  projected  multifamily demand can indicate whether a particular  market is tightening,  softening or in equilibrium.  The  fourth to last  column in the  Multifamily  Supply and Demand table on Page 9  reflects  current  estimated  net new  multifamily  supply as a percentage of new  multifamily  demand for the Company's  markets and the United
Sates. In 2000, net new  multifamily  supply as a percent of net new multifamily demand in the Home  Properties  markets  was  approximately  49%,  compared to a national  average of 98%.  Starting in 2001 and  continuing  through  2003,  the recession reversed  historical trends,  with the net increase in the multifamily rental  housing  stock  exceeding  the  estimated  number of new units needed to satisfy increased demand, resulting in an estimated oversupply. In 2004, net new multifamily  supply  as a  percent  of net new  multifamily  demand  in the Home
Properties markets was approximately 55%, compared to a national average of 65%.
Home  Properties  markets  seem to be  tightening  and compare  favorably to the country as a whole on a measurement of supply/demand equilibrium.

The third to the last column in the Multifamily  Supply and Demand table on page
9 shows  the net new  multifamily  supply as  percent  of  existing  multifamily housing stock. In the Company's markets,  net new supply only represents 0.4% of the existing  multifamily  housing stock.  This compares to the national average net new multifamily supply estimates at 0.8% of the multifamily housing stock.

                               Market Demographics

                                                          December    December                                    2004
                                                               Job         Job                             Multifamily
                                  % of                      Growth      Growth                     2004   Units as a %         2004
                       Home Properties           2004     Trailing    Trailing       December    Median       of Total  Multifamily
                                 Owned      Number of    12 Months   12 Months   Unemployment      Home  Housing Units      Housing
        MSA Market Area          Units     Households     % Change      Actual           Rate     Value      Stock (5)    Stock (6)
        ---------------          -----     ----------     --------      ------           ----     -----      ---------    ---------

Northern VA/DC                   18.0%      2,003,091         2.8%      78,800           2.9%   231,968          31.0%      651,360
Baltimore, MD                    13.5%      1,008,010         2.2%      27,100           4.2%   171,213          22.1%      239,499
Eastern PA (1)                   14.2%      2,210,813         0.3%       8,400           4.8%   142,306          19.5%      461,904
Detroit, MI                      12.1%      1,716,904       (1.2%)    (24,600)           6.9%   155,126          18.2%      331,527
Downstate NY (2)                 10.3%      2,086,500         1.2%      24,900           3.5%   286,899          16.2%      363,571
Northern NJ (3)                   8.2%      2,143,310         1.9%      51,800           3.6%   267,573          24.9%      568,541
Chicago, IL                       5.4%      3,065,766         0.3%      11,400           5.7%   195,226          34.3%    1,107,295
Rochester, NY                     4.0%        424,006       (1.0%)     (5,200)           5.4%   122,019          19.7%       89,562
Buffalo, NY                       3.9%        465,606       (0.2%)     (1,300)           6.0%   115,366          18.0%       91,589
Boston, MA                        3.0%      2,373,434         0.1%       2,100           3.5%   270,151          32.3%      800,551
Syracuse, NY                      3.0%        287,321         0.9%       3,300           5.6%   106,435          19.1%       61,013
Southeast FL (4)                  2.0%      2,023,093         2.0%      44,900           4.6%   153,182          41.9%      956,433
Portland, ME                      1.4%        111,872         1.1%       1,700           2.7%   173,458          20.6%       26,201
Delaware                          1.0%        231,792         2.0%       6,500           3.9%   163,895          19.8%       48,741
------------------------------------------------------------------------------------------------------------------------------------
Home Properties Markets         100.0%     20,151,518         1.0%     229,800           4.3%   202,909          26.9%    5,797,787
------------------------------------------------------------------------------------------------------------------------------------
United States                             109,949,228         1.7%   2,174,000           5.1%   141,249          22.0%   26,541,693

(1)  Eastern Pennsylvania is defined for this report as Philadelphia, PA MSA and
     Allentown-Bethlehem-Easton MSA.

(2)  Downstate  New York is defined for this report as the Hudson  Valley Region of Dutchess Co MSA,  Newburgh NY-PA MSA,  Putnam an Ulster  Counties;  Long
     Island,  NY  (Nassau-Suffolk  MSA);  Westchester  County MSA;  and Rockland
     County MSA.

(3)  Northern     New    Jersey    is    defined     for    this    report    as
     Middlesex-Somerset-Hunterdon  MSA,  Bergen-Passaic MSA, Monmouth-Ocean MSA,
     and Newark MSA.

(4)  Southeast  Florida is defined  for this report as Ft.  Lauderdale,  FL MSA,
     Miami, FL MSA and West Palm, FL MSA

(5)  Based on  Claritas  2004  estimates  calculated  from the 2000 U.S.  Census figures.

(6)  2004 Multifamily Housing Stock is from Claritas estimates based on the 2000
     U.S. Census.

Sources:  Bureau of Labor Statistics (BLS);  Claritas,  Inc.; US Census Bureau -
Manufacturing and Construction Div.; New York State Department of Labor, Div. Of
Research and Statistics.

Data  collected is data  available as of February 17, 2005 and in some cases may be preliminary.

BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.

Claritas Inc. is a leading provider of precision marketing solutions and related products/services.

U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce,  which promotes American business and trade.

                          Multifamily Supply and Demand

                                                                                 Estimated    Estimated
                          Estimated     Estimated                  Estimated       Net New      Net New
                               2004          2004    Estimated          2004   Multifamily  Multifamily
                                New        Multi-         2004           New   Supply as a  Supply as a                  Expected
                          Supply of        family      Net New   Multifamily      % of New         % of     Expected       Excess
                             Multi-       Obsole-  Multifamily     Household   Multifamily  Multifamily       Excess      Revenue
        MSA Market Area   family(7)     scence(8)   Supply (9)   Demand (10)        Demand        Stock  Demand (11)  Growth (12)
----------------------------------------------------------------------------------------------------------------------------------

Northern VA/DC                9,296         3,257        6,039        16,270         37.1%         0.9%       10,231         1.6%
Baltimore, MD                 2,538         1,197        1,341         3,999         33.5%         0.6%        2,658         1.1%
Eastern PA (1)                4,991         2,310        2,682         1,095        245.0%         0.6%      (1,587)       (0.3%)
Detroit, MI                   3,649         1,658        1,991       (2,994)       (66.5%)         0.6%      (4,986)       (1.5%)
Downstate NY (2)              6,200         1,818        4,382         2,692        162.8%         1.2%      (1,690)       (0.5%)
Northern NJ (3)               3,328         2,843          485         8,619          5.6%         0.1%        8,133         1.4%
Chicago, IL                   8,320         5,536        2,784         2,607        106.8%         0.3%        (177)       (0.0%)
Rochester, NY                   271           448        (177)         (682)         26.0%       (0.2%)        (505)       (0.6%)
Buffalo, NY                     561           458          103         (156)       (65.6%)         0.1%        (259)       (0.3%)
Boston, MA                    5,140         4,003        1,137           452        251.4%         0.1%        (685)       (0.1%)
Syracuse, NY                    106           305        (199)           421       (47.2%)       (0.3%)          620         1.0%
Southeast FL (4)              6,602         4,782        1,819        12,546         14.5%         0.2%       10,727         1.1%
Portland, ME                    225           131           94           234         40.2%         0.4%          140         0.5%
Delaware                        369           244          125           858         14.6%         0.3%          733         1.5%
----------------------------------------------------------------------------------------------------------------------------------
Home Properties Markets      51,596        28,990       22,606        41,260         54.8%         0.4%       18,654         0.3%
----------------------------------------------------------------------------------------------------------------------------------
United States               340,696       132,708      207,987       318,612         65.3%         0.8%      110,625         0.4%

(1)-(6) see footnotes prior page

(7)  Estimated  2004 New  Supply of  Multifamily  =  Multifamily  permits  (2004 figures  U.S.  Census  Bureau,  Mfg.  and Constr.  Div.,  5+ permits  only)
     adjusted  by the average % of permits  resulting  in a  construction  start
     (estimated at 95%).

(8)  Estimated   2004   Multifamily   Obsolescence  =  0.5%  of  Estimated  2004
     multifamily housing stock.

(9)  Estimated  2004 Net New  Multifamily  Supply = Estimated 2004 New Supply of
     Multifamily - Estimated 2004 multifamily obsolescence.

(10) Estimated  2004 New  Multifamily  Household  Demand = Trailing 12 month job growth  (Nonfarm,  not  seasonally  adjusted  payroll  employment  figures)
     (12/31/03-12/31/04)   multiplied   by  the  expected  %  of  new  household
     formations  resulting  from  new  jobs  (66.7%)  and  the % of  multifamily households in each market (based on Claritas estimates).

(11) Expected Excess Demand = Estimated 2004 New Multifamily  Household Demand -
     Estimated 2004 Net New Multifamily Supply.

(12) Expected  Excess  Revenue  Growth = Expected  Excess Demand divided by 2004
     Multifamily Housing Stock.

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
York 14604.

Item 2. Properties
------------------

As of December  31, 2004,  the Owned  Properties  consisted  of 150  multifamily residential  communities  containing  41,776 apartment units. At the time of the
IPO (August 4, 1994),  Home Properties  owned 11  communities  containing  3,065 units and simultaneously with the closing of the IPO acquired an additional four communities  containing  926  units.  From  the  time  just  prior to the IPO to
December 31, 2004, the Company  experienced a compounded  annualized growth rate of 28.5% in the number of apartment  units it owned.  In 2004,  Home  Properties acquired 2,486  apartment units in ten communities for a total purchase price of approximately  $247.5 million.  Also in 2004, the Company sold five  communities with a total of 1,646  units  for total  consideration  of $92.5  million.  From
January 1, 2005 through March 1, 2005, the Company  acquired  three  communities with 550 units in three  unrelated  transactions  for a total  purchase price of
$40.0 million.

The Owned  Properties are generally  located in established  markets in suburban neighborhoods  and  are  well  maintained  and  well  leased.  Average  economic occupancy at the Owned  Properties  was 93.1% for 2004.  Occupancy is defined as total  possible  rental  income,  net of  vacancy  and  bad  debt  expense  as a percentage of total  possible  rental income.  Total  possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.  The Owned  Properties are typically two- and  three-story  garden style apartment  buildings in landscaped settings and a majority are of brick or other masonry  construction.  The Company  believes that its strategic  focus on appealing to middle income and senior  residents and the quality of the services it  provides  to such  residents  results in lower  resident  turnover.  Average turnover  at the Owned  Properties  was  approximately  45% for  2004,  which is significantly below the national average of 61.3% for garden-style apartments.

Resident  leases are generally for a one year term.  Security  deposits equal to one month's rent are generally required.

Certain  of the  Owned  Properties  secure  mortgage  loans.  See  Schedule  III contained herein (F-45 to F-49).

The  table  on  the  following  pages  illustrates   certain  of  the  important
characteristics of the Owned Properties as of December 31, 2004.

Communities Wholly Owned and Managed by Home Properties

                                                                                         (3)
                                                                                (2)     2004    2003     2004      2003
                                                                     Avg       2004  Average Average   Avg Mo    Avg Mo
                                                #    Age             Apt          %        %       %     Rent      Rent  12/31/2004
                                               Of     In   Year     Size   Resident    Occu-   Occu-     Rate      Rate  Total Cost
Regional Area                                Apts  Years    Acq  (Sq Ft)    Tumover    pancy   pancy  per Apt   per Apt       (000)
-------------                                ----  -----    ---  -------    -------    -----   -----  -------   -------       -----
                 Core Communities (1)
DE-Newark        HP of Newark                 432     36   1999      856        49%      94%     91%     $785      $736     $26,547
IL-Chicago       Blackhawk                    371     43   2000      860        61%      89%     92%      856       842      22,197
IL-Chicago       Colonies Apts.               672     30   1998      656        50%      92%     90%      703       707      32,565
IL-Chicago       Colony Apts.                 783     31   1999      704        48%      93%     93%      829       830      50,837
IL-Chicago       Courtyards                   224     33   2001      673        52%      96%     94%      757       776      15,282
IL-Chicago       Cypress Place                192     34   2000      855        34%      94%     93%      883       886      13,170
MA-Boston        Gardencrest Apts.            696     56   2002      847        33%      93%     94%    1,292     1,184      97,092
MD-Baltimore     Bonnie Ridge                 966     38   1999    1,023        44%      92%     91%      989       980      67,490
MD-Baltimore     Canterbury Apts.             618     26   1999      933        45%      93%     94%      804       767      31,075
MD-Baltimore     Country Village Apts.        344     33   1998      868        53%      93%     92%      778       749      19,404
MD-Baltimore     Falcon Crest                 396     35   1999      993        52%      92%     93%      855       817      19,347
MD-Baltimore     Fenland Field                234     34   2001      934        37%      93%     92%    1,002       964      17,158
MD-Baltimore     Gateway Village              132     15   1999      965        50%      93%     93%    1,112     1,055       9,216
MD-Baltimore     Manor, The                   435     35   2001    1,017        38%      93%     96%    1,118     1,096      41,055
MD-Baltimore     Mill Towne Village Apts.     384     31   2001      812        34%      94%     89%      759       728      25,463
MD-Baltimore     Morningside Heights Apts.  1,050     39   1998      870        42%      94%     91%      779       759      53,244
MD-Baltimore     Owings Run                   504      9   1999    1,142        48%      93%     88%      962       967      40,127
MD-Baltimore     Selford Townhomes            102     17   1999    1,115        60%      94%     93%    1,133     1,071       7,367
MD-Baltimore     Shakespeare Park              84     21   1999      833        17%      96%     99%      724       608       4,322
MD-Baltimore     Timbercroft Townhomes        284     32   1999      990         7%      99%     99%      727       685      10,641
MD-Baltimore     Village Square               370     36   1999    1,045        50%      95%     96%      987       928      20,498
MD-Baltimore     Woodholme Manor              176     35   2001      825        37%      94%     93%      699       653       8,502
ME-Portland      Mill Co. Gardens              95     53   1998      550        52%      95%     96%      711       670       3,044
ME-Portland      Redbank Village              500     60   1998      836        39%      92%     92%      768       743      23,313
MI-Detroit       Canterbury Square            336     32   1997      789        43%      94%     90%      753       752      18,014
MI-Detroit       Carriage Hill Apts.          168     38   1998      783        40%      95%     93%      775       781       8,710
MI-Detroit       Carriage Park Apts.          256     37   1998      777        43%      94%     93%      737       736      12,669
MI-Detroit       Charter Square               492     33   1997      914        50%      93%     91%      851       848      30,416
MI-Detroit       Cherry Hill Club Apts.       165     32   1998      878        56%      88%     90%      644       667       7,770
MI-Detroit       Cherry Hill Village Apts.    224     38   1998      742        46%      97%     92%      704       706      10,511
MI-Detroit       Deerfield Woods              144     28   2000      800        39%      92%     93%      808       814       7,510
MI-Detroit       Fordham Green                146     28   1997      869        58%      90%     92%      891       884       8,884
MI-Detroit       Greentrees Apts.             288     33   1997      863        55%      86%     89%      654       659      13,085
MI-Detroit       Hampton Court                182     32   2000      972        53%      87%     85%      674       677       9,363
MI-Detroit       Kingsley Apts.               328     34   1997      792        42%      93%     91%      669       684      17,557
MI-Detroit       Lakes Apts.                  434     17   1999      948        57%      88%     88%      863       891      29,840
MI-Detroit       Macomb Manor                 217     35   2000      867        40%      92%     94%      697       687      10,158
MI-Detroit       Oak Park Manor               298     49   1997      887        41%      89%     88%      840       832      14,779
MI-Detroit       Scotsdale Apts.              376     29   1997      790        42%      93%     92%      671       693      17,244
MI-Detroit       Southpointe Square           224     33   1997      776        48%      91%     88%      644       647       8,099
MI-Detroit       Springwells Park             303     63   1999    1,014        49%      89%     87%      978       983      22,880
MI-Detroit       Stephenson House             128     37   1997      668        45%      94%     91%      667       670       4,262
MI-Detroit       Woodland Gardens             337     38   1997      719        51%      93%     91%      731       733      16,575
NJ-Northern      East Hill Gardens             33     46   1998      695        24%      95%     97%    1,331     1,259       2,778
NJ-Northern      Lakeview Apts.               106     35   1998      492        42%      96%     97%    1,139     1,063       7,591
NJ-Northern      Oak Manor Apts.               77     48   1998      775        40%      97%     96%    1,625     1,564       6,926
NJ-Northern      Pleasant View
                   Gardens Apts.            1,142     36   1998      745        36%      94%     92%      997       968      69,647
NJ-Northern      Pleasure Bay Apts.           270     33   1998      667        31%      96%     97%      929       849      13,075
NJ-Northern      Royal Gardens                550     36   1997      800        34%      93%     96%    1,039     1,007      31,027
NJ-Northern      Wayne Village                275     39   1998      725        46%      96%     94%    1,147     1,086      20,003
NJ-Northern      Windsor Realty                67     51   1998      675        54%      96%     96%    1,048     1,002       5,237
NY-Alb/
Hudson Valley    Carriage Hill                140     31   1996      845        70%      93%     95%    1,210     1,148       7,381
NY-Alb/
Hudson Valley    Cornwall Park                 75     37   1996    1,320        64%      90%     92%    1,604     1,618       7,425
NY-Alb/
Hudson Valley    Lakeshore Villas             152     29   1996      956        51%      93%     95%    1,012       965       8,221
NY-Alb/
Hudson Valley    Patricia Apts.               100     30   1998      770        37%      93%     94%    1,305     1,220       7,049
NY-Alb/
Hudson Valley    Sherwood Consolidation       224     35   2002      813        21%      97%     97%      995       876      16,291
NY-Alb/
Hudson Valley    Sunset Gardens               217     33   1996      662        48%      95%     97%      879       831       8,957
NY-Buffalo       Emerson Square                96     34   1997      650        39%      97%     97%      666       645       3,523
NY-Buffalo       Idylwood                     720     34   1995      700        57%      93%     92%      664       645      27,381
NY-Buffalo       Paradise Lane at Raintree    324     32   1997      676        53%      93%     91%      691       680      12,056
NY-Buffalo       Raintree Island              504     32   1985      704        48%      93%     90%      719       705      19,375
NY-Long Island   Bayview/Colonial             160     37   2000      882        34%      96%     93%    1,111     1,063      13,803
NY-Long Island   Cambridge Village Assoc.      82     37   2002      747        34%      97%     99%    1,349     1,237       7,149
NY-Long Island   Coventry Village              94     29   1998      718        44%      94%     97%    1,299     1,237       5,651
NY-Long Island   Devonshire Hills             297     36   2001      803        43%      94%     93%    1,661     1,688      51,906
NY-Long Island   Eastwinds                     96     38   2000      888        42%      94%     93%    1,089     1,044       8,302
NY-Long Island   Hawthorne Court              434     36   2002      729        41%      95%     92%    1,270     1,203      44,996
NY-Long Island   Heritage Square               80     55   2002      703        33%      97%     98%    1,326     1,226       7,985
NY-Long Island   Holiday Square               143     25   2002      566        10%      98%     98%      961       903      10,406
NY-Long Island   Lake Grove                   368     34   1997      879        52%      93%     95%    1,345     1,297      30,766
NY-Long Island   Maple Tree                    84     53   2000      937        43%      92%     94%    1,117     1,091       6,699
NY-Long Island   Mid-Island Estates           232     39   1997      690        41%      96%     97%    1,165     1,096      15,080
NY-Long Island   Rider Apts.                   24     43   2000      817        38%      96%     98%    1,160     1,088       1,946
NY-Long Island   South Bay Manor               61     44   2000      849        30%      96%     96%    1,466     1,357       6,661
NY-Long Island   Southern Meadows             452     33   2001      810        46%      94%     95%    1,316     1,290      44,708
NY-Long Island   Stratford Greens Assoc.      359     30   2002      725        43%      94%     95%    1,349     1,307      50,171
NY-Long Island   Terry Apts.                   65     28   2000      722        35%      92%     93%    1,091     1,048       4,754
NY-Long Island   Westwood Village Apts.       242     35   2002      829        41%      96%     97%    1,970     1,801      36,929
NY-Long Island   Woodmont Village Apts.        96     36   2002      704        40%      95%     95%    1,202     1,143      10,105
NY-Long Island   Yorkshire Village Apts.       40     35   2002      779        20%      99%     98%    1,386     1,309       3,692
NY-Rochester     1600 East Avenue             164     45   1997      800        37%      93%     77%    1,035     1,159      14,619
NY-Rochester     1600 Elmwood                 210     44   1983      891        41%      93%     92%      921       910      13,662
NY-Rochester     Brook Hill                   192     32   1994      999        54%      92%     89%      863       888      12,967
NY-Rochester     Newcastle Apts.              197     29   1982      873        45%      95%     95%      769       770      11,332
NY-Rochester     Perinton Manor               224     34   1982      928        47%      95%     92%      810       812      13,075
NY-Rochester     Riverton Knolls              240     30   1983      911        59%      90%     88%      835       837      14,633
NY-Rochester     Spanish Gardens              220     30   1994    1,030        45%      90%     90%      708       696      13,777
NY-Rochester     The Meadows                  113     33   1984      890        42%      96%     95%      751       730       5,850
NY-Rochester     Woodgate Place               120     31   1997    1,100        55%      93%     95%      828       809       6,470
NY-Syracuse      Fairview Heights             214     40   1965      798        60%      91%     94%      959       915      12,429
NY-Syracuse      Harborside Manor             281     31   1995      823        45%      96%     96%      674       658      10,637
NY-Syracuse      Pearl Street                  60     33   1995      855        50%      96%     95%      588       574       1,923
NY-Syracuse      Village Green                448     18   1994      908        44%      92%     93%      697       682      20,206
NY-Syracuse      Westminster Place            240     32   1996      913        65%      94%     95%      671       656       9,480
PA-Philadelphia  Arbor Crossing               134     35   1999      667        39%      93%     91%      790       770       6,596
PA-Philadelphia  Beechwood Gardens            160     37   1998      775        39%      94%     97%      801       754       6,260
PA-Philadelphia  Cedar Glen Apts.             110     37   1998      726        42%      92%     91%      669       615       4,613
PA-Philadelphia  Chesterfield Apts.           247     31   1997      812        45%      95%     96%      857       826      13,912
PA-Philadelphia  Curren Terrace               318     33   1997      782        50%      92%     92%      894       876      18,587
PA-Philadelphia  Executive House              100     39   1997      696        46%      94%     94%      905       876       6,583
PA-Philadelphia  Glen Brook                   173     41   1999      689        36%      92%     94%      763       713       8,178
PA-Philadelphia  Glen Manor                   174     28   1997      667        39%      93%     92%      751       726       7,550
PA-Philadelphia  Hill Brook Place             274     36   1999      709        35%      97%     97%      821       797      14,758
PA-Philadelphia  Home Properties of
                   Bryn Mawr                  316     53   2000      900        57%      92%     92%    1,038     1,015      29,942
PA-Philadelphia  Home Properties of
                   Castle Club                158     37   2000      974        32%      94%     97%      870       819      12,103
PA-Philadelphia  Home Properties of Devon     629     41   2000    1,299        56%      86%     90%    1,083     1,059      60,476
PA-Philadelphia  Home Properties of
                   Golf Club                  399     35   2000      821        56%      91%     91%    1,003       967      35,626
PA-Philadelphia  Home Properties of
                   Trexler Park               249     30   2000    1,000        61%      89%     89%    1,054       990      21,346
PA-Philadelphia  New Orleans Park             308     33   1997      693        43%      94%     94%      778       761      17,111
PA-Philadelphia  Racquet Club East Apts.      467     33   1998      850        41%      96%     96%      962       916      30,166
PA-Philadelphia  Racquet Club South           103     35   1999      821        51%      94%     96%      840       804       5,854
PA-Philadelphia  Ridley Brook                 244     42   1999      731        36%      95%     97%      814       779      12,354
PA-Philadelphia  Sherry Lake Apts.            298     39   1998      811        46%      95%     95%    1,100     1,060      25,390
PA-Philadelphia  The Landings                 384     31   1996      987        55%      94%     94%      979       941      26,387
PA-Philadelphia  Valley View Apts.            177     31   1997      769        57%      90%     90%      777       774       9,882
PA-Philadelphia  Village Square               128     31   1997      795        54%      94%     93%      895       854       7,431
PA-Philadelphia  William Henry                363     33   2000      900        58%      93%     88%    1,062     1,042      35,096
VA-Suburban DC   Braddock Lee Apts.           254     49   1998      758        31%      97%     96%    1,124     1,079      17,625
VA-Suburban DC   Brittany Place               591     36   2002      920        44%      93%     95%    1,034       976      50,233
VA-Suburban DC   Cider Mill                   864     26   2002      834        43%      94%     95%    1,020       997      85,724
VA-Suburban DC   East Meadow                  150     33   2000    1,035        51%      97%     95%    1,171     1,145      13,806
VA-Suburban DC   Elmwood Terrace              504     31   2000    1,038        53%      91%     94%      821       789      24,757
VA-Suburban DC   Manor, The                   198     30   1999      844        55%      93%     92%      914       902      10,229
VA-Suburban DC   Orleans Village              851     36   2000    1,040        39%      92%     90%    1,150     1,136      79,738
VA-Suburban DC   Park Shirlington Apts.       294     49   1998      758        40%      93%     93%    1,132     1,122      21,101
VA-Suburban DC   Pavilion Apts.               432     36   1999      951        37%      91%     92%    1,395     1,374      53,828
VA-Suburban DC   Seminary Hill                296     44   1999      884        57%      91%     91%    1,156     1,115      19,402
VA-Suburban DC   Seminary Towers              540     40   1999      875        41%      93%     92%    1,145     1,114      35,579
VA-Suburban DC   Tamarron Apts.               132     17   1999    1,097        35%      95%     96%    1,169     1,086      10,644
VA-Suburban DC   The Sycamores                185     26   2002      876        51%      96%     91%    1,130     1,097      21,326
VA-Suburban DC   Virginia Village             344     37   2001    1,028        43%      95%     94%    1,186     1,144      32,253
VA-Suburban DC   Wellington Lakes             160     33   2001      675        74%      87%     86%      772       758       9,046
VA-Suburban DC   Wellington Woods             114     32   2001      688        80%      85%     91%      820       780       6,426
VA-Suburban DC   West Springfield Terrace     244     26   2002    1,019        65%      94%     89%    1,217     1,226      35,235

                 Core Communities Total/
                   Weighted Avg            38,560     35             856        45%      93%     93%     $948      $921  $2,667,146

(1)  "Core Communities" represents the 38,560 apartment units owned consistently throughout 2003 and 2004.

(2)  Resident  Turnover"  reflects,  on an annual basis, the number of moveouts;
     divided by the total number of apartment units.

(3)  "Average % Occupancy" is the average  economic  occupancy for the 12 months ended December 31, 2003 and 2004.
     For  communities  acquired  during  2003  and  2004,  this  is the  average occupancy from the date of acquisition.

Communities Wholly Owned and Managed by Home Properties
                                                                                         (3)
                                                                                (2)     2004    2003     2004      2003
                                                                     Avg       2004  Average Average   Avg Mo    Avg Mo
                                                #    Age             Apt          %        %       %     Rent      Rent  12/31/2004
                                               Of     In   Year     Size   Resident    Occu-   Occu-     Rate      Rate  Total Cost
Regional Area                                Apts  Years    Acq  (Sq Ft)    Tumover    pancy   pancy  per Apt   per Apt       (000)
-------------                                ----  -----    ---  -------    -------    -----   -----  -------   -------       -----
                 2003 Acquisition Communities
MA-Boston        Stone Ends Apts.             280     25   2003      797        57%      95%     94%   $1,178    $1,080     $34,842
VA-Suburban DC   Falkland Chase Apts.         450     67   2003      772        40%      93%     91%    1,123     1,078      59,910

                 2003 Total/
                   Weighted Average           730     46             782        46%      93%     92%   $1,144    $1,079     $94,752

                 2004 Acquisition Communities
FL-Southeast     The Hamptons                 668     15   2004    1,093        54%      90%      NA     $840        NA     $56,755
FL-Southeast     The Vinings at
                   Hampton Village            168     15   2004    1,093        43%      93%      NA      911        NA      14,054
MA-Boston        The Village
                   at Marshfield              276     32   2004      753        37%      93%      NA    1,068        NA      31,691
NJ-Northern      Chatham Hill Apts.           308     37   2004      944        26%      85%      NA    1,427        NA      49,551
NJ-Northern      Fairmount Apts.               54     61   2004      900        18%      97%      NA      758        NA       2,300
NJ-Northern      Kensington Apts.              38     61   2004    1,117        23%      98%      NA      884        NA       1,884
NJ-Northern      Northwood Apts.              134     39   2004      937        36%      94%      NA    1,110        NA      15,264
NJ-Northern      Regency Club                 372     30   2004      941        41%      98%      NA    1,043        NA      37,872
VA-Suburban DC   The Apts. at
                   Wellington Trace           240      2   2004    1,095        77%      94%      NA    1,160        NA      29,417
VA-Suburban DC   Woodleaf Apts.               228     19   2004      709        36%      94%      NA      967        NA      20,805

                 2004 Total/
                   Weighted Average         2,486     31             967        44%      92%     N/A   $1,017       N/A    $259,593

                 Owned Portfolio Total/
                   Weighted Avg            41,776     34             861        45%      93%     93%     $956      $924  $3,021,491

(1)  "Core Communities" represents the 38,560 apartment units owned consistently throughout 2003 and 2004.

(2)  Resident  Turnover"  reflects,  on an annual basis, the number of moveouts;
     divided by the total number of apartment units.

(3)  "Average % Occupancy" is the average  economic  occupancy for the 12 months ended December 31, 2003 and 2004. For communities  acquired during 2003 and
     2004, this is the average occupancy from the date of acquisition.

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

During 2003, the Company was successful in selling its interest in entities that own in the  aggregate 84 properties  containing  2,590 units.  During 2004,  the
Company closed on the sale of its general partner  interests in an additional 26 entities that own in the aggregate  1,952 units.  The Company has under contract to sell,  pending  lender  approval,  an  additional 12 entities that own in the aggregate 868 units.  The Company still holds interests in three entities owning two affordable properties.

Of the remaining two  properties  with a total of 1,925 units,  the Company will retain its ownership  interest and will continue to manage one of them, with 868 units located in Columbus,  Ohio, while it pursues various disposition  options.
The other property (interests in two partnerships),  with 1,057 units located in
Pittsburgh,  Pennsylvania,  is  being  disposed  of  through  a  default  on the non-recourse  financing.  The  Company  has met with the  federal  agency  which insured the repayment of that financing. That agency has agreed that the Company may  continue  to manage the  property  until the agency can auction or sell the loan in a note  sale.  The  note  sale is  expected  to occur  in  March,  2005.
Following  the note sale the Company  expects that it will transfer its interest in this  property to the new note holder in lieu of a  foreclosure,  and that it will cease managing the property. In January,  2005, the Company repurchased the
limited   partners'   99.99%   interests  in  accordance  with  the  partnership
agreements.  The Company has recorded the $5.7 million  liability to  repurchase these limited  partnership  interests and the resulting  loss on  disposition of property of $5.0  million.  The  Company  does not  anticipate  the need to fund operating deficits and will only participate in the cash flow of the property by receiving  a fee for  managing  the  property  for so long as there is cash flow available.

The Company has retained the ability to develop new market rate  communities but does not  plan to  focus  on this  activity.  Rather,  it  plans  to  engage  in development  activity  only on a  selective  basis.  Currently,  the  Company is developing a 120-unit apartment community in South Portland, Maine adjacent to a market-rate  property  the  Company  acquired  in 1998.  The first  phase of the project,  which consists of 48 units,  is expected to be completed in the summer of 2005.

Property Management
-------------------

As of December 31, 2004, the Managed  Properties consist of: (i) 2,793 apartment units where  Home Properties  is the general partner of the entity that owns the property; and (ii) 2,809 apartment units managed for others. The 2,793 apartment units where the Company is the general  partner are  projected to be sold during
2005 as referred to above under the Property Development section.

On January 1, 2004, the Company sold certain  assets of its commercial  property management division to Home Leasing LLC, which is owned by the Leenhoutses. This division managed  approximately  2.2 million square feet of gross leasable area, as well as certain planned  communities.  The majority of the managed commercial properties are and have been owned in whole or in part by the Leenhoutses  since before the Company's IPO in 1994.  The sale was completed in order to permit the
Company to focus solely on the direct  ownership  and  management of market rate apartment communities.  The contribution from the commercial property management division to Home Properties'  2003 earnings was significantly less than one-half of one percent. The initial amount paid was $67,500. In addition, the Company is entitled to receive a percentage of the  management fee received by Home Leasing
LLC in connection with the management of one of the commercial  properties for a period not to exceed 36 months.  If Home  Leasing LLC  continues  to manage that property  for three  years,  the Company is  expected  to receive an  additional deferred purchase price of $166,000,  for a total consideration of $233,500.  If the management of this property is retained for the entire three years, the gain on sale will be approximately $135,000.

The Company may pursue the management of additional  properties not owned by the
Company, but will only do so when such additional  properties can be effectively and efficiently managed in conjunction with other properties owned or managed by
Home  Properties,  or where  the  Company  views  the  properties  as  potential acquisitions in desirable markets.

The  following  table details  managed  multifamily  communities  broken down by market area.

Communities Managed Home Properties by Market Area As of December 31, 2004
--------------------------------------------------------------------------

Communities Managed as General Partner
--------------------------------------

Community Name                                                                     City                    # of Apts.
--------------                                                                     ----                    ----------
UPSTATE NEW YORK
----------------
Rochester, NY Area
------------------
Chevy Place                                                                        Rochester                       77
College Greene Senior Apartments                                                   N. Chili                       110
East Court Apartments                                                              Rochester                       85
Fort Hill                                                                          Canandaigua                     57
Jefferson Park                                                                     Fairport                        69
YWCA                                                                               Rochester                       86

Syracuse, NY Area
-----------------
Ledges                                                                             Evans Mills                    100
Meadowview I                                                                       Central Square                  60
Pontiac Terrace Apartments                                                         Oswego                          70
Schoolhouse Gardens                                                                Groton                          28
Wedgewood Apartments                                                               Kirkville                       70

ALBANY/HUDSON VALLEY NY AREA
----------------------------
Albert Carriere Apartments                                                         Rouses Point                    56

NORTHERN/CENTRAL OHIO
---------------------
Briggs/Wedgewood Apartments                                                        Columbus                       868

PENNSYLVANIA
------------
Green Meadow Apartments                                                            Pittsburgh                   1,057

Total Apt. Units in Communities Managed as General Partner                                                      2,793

Communities Fee Managed
-----------------------
Community Name                                                                     City                    # of Apts.
--------------                                                                     ----                    ----------
MARYLAND
--------
Annapolis Roads Apartments                                                         Annapolis                      282
Chesapeake Bay Apartments                                                          Annapolis                      108
Dunfield Townhomes                                                                 Baltimore                      312
Fox Hall                                                                           Baltimore                      720

NORTHERN VIRGINIA
-----------------
Mount Vernon Square                                                                Alexandria                   1,387

Total Apt. Units in Communities Fee Managed                                                                     2,809

Supplemental Property Information
---------------------------------

At December 31, 2004,  none of the Properties  have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2004.

Item 3. Legal Proceedings
-------------------------

The Company is a party to certain legal proceedings.  In March 2005, the Company agreed to pay $3.5 million in settlement of an action  commenced in 2000 against the Company,  the Operating  Partnership  and Home  Leasing.  The essence of the complaint  was that the  entity  in which  the  plaintiffs  were  investors  was wrongfully excluded from the Company's initial organization.  The Company is not a party to any other legal proceedings,  which, taken together,  are expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. The Company is also subject to a variety of legal actions for personal  injury or property  damage  arising in the ordinary  course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with  certainty,  management  believes that the final outcome of such legal  proceedings and claims will not have a material adverse  effect on the  Company's  liquidity,  financial  position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

None.

Item 4A. Executive Officers
---------------------------

The following  table sets forth,  as of February 28, 2005,  the eight  executive officers of the Company,  together  with their  respective  ages,  positions and offices.

Name                   Age   Position
----                   ---   --------

Edward J. Pettinella   53    President and Chief  Executive  Officer of  Home Properties,  HP Management
                             and HPRS

David P. Gardner       49    Executive Vice President and Chief  Financial  Officer of  Home Properties,
                             HP Management and HPRS

Ann M. McCormick       48    Executive   Vice    President,    General    Counsel   and   Secretary   of
                             Home Properties, HP Management and HPRS

Scott A. Doyle         43    Senior  Vice  President,   Property  Management  of   Home Properties,   HP
                             Management and HPRS

Johanna A. Falk        40    Senior Vice President and Chief Administrative  Officer of Home Properties,
                             HP Management and HPRS

Robert J. Luken        40    Senior  Vice  President,   Chief   Accounting   Officer  and  Treasurer  of
                             Home Properties, HP Management and HPRS

Janine M. Schue        42    Senior Vice President,  Human Resources of Home  Properties,  HP Management
                             and HPRS

John E. Smith          54    Senior Vice President,  Acquisitions and  Dispositions of  Home Properties,
                             HP Management and HPRS

Information  regarding Edward Pettinella is set forth below under "Directors" in
Item 10.

David P. Gardner has served as  Executive  Vice  President of the Company  since
2004. He had been a Vice  President and Chief  Financial  Officer of the Company
since its  inception.  He holds the same titles in HP Management  and HPRS.  Mr.
Gardner  joined  Home  Leasing   Corporation  in  1984  as  Vice  President  and
Controller.  In 1989, he was named Treasurer of Home Leasing and Chief Financial
Officer in December 1993. From 1977 until joining Home Leasing,  Mr. Gardner was an  accountant  at  Cortland L.  Brovitz & Co. Mr.  Gardner is a graduate of the
Rochester Institute of Technology and is a Certified Public Accountant.

Ann M. McCormick has served as Executive Vice President since 2004. She had been a Vice  President,  General  Counsel  and  Secretary  of the  Company  since its inception.  She holds the same titles in HP Management and HPRS. Mrs.  McCormick joined Home Leasing in 1987 and was named Vice President,  Secretary and General
Counsel in 1991.  Prior to joining Home Leasing,  she was an associate  with the law  firm of  Nixon  Peabody  LLP.  Mrs.  McCormick  is a  graduate  of  Colgate
University and holds a Juris Doctor from Cornell University. She is on the Board of Directors of Monroe Title Insurance  Corporation,  Greater  Rochester Housing
Partnership and the Alzeimer's Association of the Finger Lakes.

Scott A. Doyle has served as a Senior Vice President  since 2000, and, from 1997 until 2000, was a Vice  President of the Company.  He holds the same title in HP
Management  and HPRS. He joined Home  Properties in 1996 as a Regional  Property
Manager.  Mr. Doyle  has been in  property  management  for 20+  years  and is a
Certified  Property  Manager (CPM) as designated by the Institute of Real Estate
Management.  Prior to joining  Home Properties,  he worked with CMH  Properties,
Inc.,  Rivercrest Realty Associates and Arcadia  Management  Company.  Mr. Doyle
serves on the Advisory Board of the Residential  Property  Management Program at
Virginia Tech. He is a graduate of State University at Plattsburgh, New York.

Johanna  A. Falk has  served as Senior  Vice  President  since 2000 and as Chief
Administrative  Officer since 2003. She had been a Vice President of the Company since 1997.  She holds the same titles in HP Management and HPRS. She joined the
Company in 1995 as an investor  relations  specialist,  was  responsible for the
Information   Systems  Department  through  2002,  and  was  promoted  to  Chief
Administrative Officer in February 2003. Prior to joining the Company, Mrs. Falk was employed as a marketing  manager at Bausch & Lomb  Incorporated and Champion
Products,  Inc. and as a financial analyst at Kidder Peabody.  She is a graduate of Cornell University and holds an MBA from the Wharton School of The University of Pennsylvania.

Robert J. Luken has served as Senior Vice  President  since  2004,  and as Chief
Accounting  Officer since  January,  2005.  He has been the Company's  Treasurer since 2000 and became Vice  President in 1997.  He holds the same titles in HPRS and HP  Management.  He joined the Company in 1996,  serving as its  Controller.
Prior to joining the Company,  he was the  Controller of Bell Corp. of Rochester
and an Audit Supervisor for PricewaterhouseCoopers  LLP. Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant.

Janine M. Schue has served as  Senior Vice President  of the Company since 2004, after  joining the Company in October of 2001.  She holds the same title in HPRS and HP Management. Prior to joining the Company, she was employed by NetSetGo as
Vice  President of Human  Resources  and prior to that by Wegmans Food  Markets,
Inc.  as  Director of Human  Resources.  Ms.  Schue is a graduate of and holds a
Masters of Education from the State University of New York at Albany.

John E. Smith has served as Senior Vice President of the Company since 2001 and, from 1998 until 2001,  was a Vice  President of the  Company.  He holds the same title in HP Management and HPRS. Prior to joining the Company in 1997, Mr. Smith was general  manager for Direct  Response  Marketing,  Inc. and  Executive  Vice
President  for The Equity  Network,  Inc. Mr.  Smith was Director of  Investment
Properties at Hunt  Commercial Real Estate for 20 years. He has been a Certified
Commercial  Investment  Member  (CCIM)  since 1982,  a New York State  Certified
Instructor and has taught  accredited  commercial real estate courses at various institutions in four states.

                                                                         PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------
     and Issuer Purchases of Equity Securities
     -----------------------------------------

The Common Stock has been traded on the New York Stock  Exchange  ("NYSE") under the symbol "HME" since July 28,  1994.  The  following  table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all distributions paid.

                              High            Low         Distribution
                              ----            ---         ------------
2003
----
First Quarter                $34.85          $31.19           $.61
Second Quarter               $37.55          $33.66           $.61
Third Quarter                $39.20          $35.05           $.61
Fourth Quarter               $40.92          $37.75           $.62

2004
----
First Quarter                $41.74          $38.45           $.62
Second Quarter               $41.30          $36.25           $.62
Third Quarter                $41.10          $36.83           $.62
Fourth Quarter               $43.96          $39.46           $.63

As of February 28, 2005, the Company had  approximately  4,700  shareholders  of record,  31,415,781 common shares (plus 15,583,411 UPREIT Units convertible into
15,583,411  common shares and Preferred  Stock  convertible  into 833,333 common shares) were outstanding,  and the closing price was $40.43. It is the Company's policy to pay  dividends.  The  Company has  historically  paid  dividends  on a quarterly basis in the months of February,  May, August and November. The Credit
Agreement  relating to the Company's  $115 million line of credit  provides that the Company may not pay any distribution if a distribution,  when added to other distributions  paid  during the three  immediately  preceding  fiscal  quarters, exceeds  the  greater  of:  (i) 90% of funds from  operations,  and 110% of cash available  for  distribution;  and (ii) the amounts  required  to  maintain  the
Company's status as a REIT.

Issuer Purchases of Equity Securities
-------------------------------------

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable for share repurchase. In addition, participants in the Company's Stock
Benefit  Plan can use common  stock of the Company  that they already own to pay all or a portion of the exercise  payable to the Company upon the exercise of an option.  In such  event,  the  common  stock used to pay the  exercise  price is returned to authorized  but unissued  status,  and for purposes of this table is deemed to have been repurchased by the Company. At December 31, 2003 the Company had  authorization  to  repurchase  3,135,800  shares of common stock and UPREIT
Units under the stock repurchase  program. No shares were repurchased during the first  two  quarters  of  2004.  At  December  31,  the  Company  had  remaining authorization  to repurchase  2,000,000 shares of common stock and UPREIT Units.
From  January  1, 2005  through  February  16,  2005,  the  Company  repurchased
1,300,700 additional shares at a cost of $53,320,000,  leaving a remaining share authorization  level of 699,300  shares.  On  February  16,  2005,  the Board of
Directors  approved a 2,000,000 share increase in the stock repurchase  program, resulting in a authorization level of 2,699,300 shares.

The following table summarizes the total number of shares (units) repurchased by the Company during the remainder of year ended December 31, 2004:

                                                                                        Maximum
                                Total           Average     Total shares/units       shares/units
                            shares/units       price per      purchased under     available under the
              Period        purchased (1)     share/unit      Company program       Company program
              ------        -------------     ----------      ---------------       ---------------

Balance January 1, 2004:              -                -                  -             3,135,800

August 1, 2004 to
August 31, 2004                  57,500           $38.07             57,500             3,078,300

September 1, 2004 to
September 30, 2004                5,698           $39.41                  -             3,078,300

October 1, 2004 to
October 31, 2004                 15,239          $ 40.77                  -             3,078,300

November 1, 2004 to
November 30, 2004               853,649          $ 41.65            701,900             2,376,400

December 1, 2004 to
December 31, 2004               378,518          $ 42.38            376,400             2,000,000
                              ---------          -------          ---------             ---------

Balance December 31, 2004:    1,310,604          $ 41.68          1,135,800             2,000,000
                              =========          =======          =========             =========

(1)  During 2004, and as permitted by the Company's  stock option plans,  30,783 shares of common stock already  owned by option  holders were used by those holders to pay the exercise price  associated  with their option  exercise.
     These shares were returned to the status of authorized but unissued shares.
     In addition the Company  repurchased 144,021 shares of common stock through share  repurchase  by the transfer  agent in the open market in  connection with the Company's Dividend Reinvestment Plan (DRIP).

Item 6. Selected Financial and Operating Information
----------------------------------------------------

The  following  table sets forth  selected  financial  and  operating  data on a historical  basis for the  Company  and should be read in  conjunction  with the
financial   statements  appearing  elsewhere  in  this  Form  10-K  (amounts  in thousands, except per share data).

                                                         2004         2003          2002         2001         2000
                                                         ----         ----          ----         ----         ----
Revenues:
Rental Income                                        $436,724     $400,178      $355,520     $313,675     $265,386
Other Income                                           21,606       19,852        16,762       17,034       20,255
                                                     --------     --------      --------     --------     --------
TOTAL REVENUES                                        458,330      420,030       372,282      330,709      285,641
                                                     --------     --------      --------     --------     --------

Expenses:
Operating and maintenance                             202,479      181,773       154,583      137,578      119,780
General and administrative                             23,978       22,607        12,649       10,542        6,485
Interest                                               90,404       82,758        73,508       63,597       54,109
Depreciation and amortization                          89,929       76,206        62,823       58,484       46,716
Prepayment penalties                                      102        1,610         3,275          116            -

Impairment of assets held as General Partner            1,116        2,518         3,533            -            -
                                                     --------     --------      --------     --------     --------
TOTAL EXPENSES                                        408,008      367,472       310,371      270,317      227,090
                                                     --------     --------      --------     --------     --------

Income from operations                                 50,322       52,558        61,911       60,392       58,551
Equity in earnings (losses) of unconsolidated
  affiliates                                         (538)   (1,892)     (17,493)          123   (1,747)
                                                     --------     --------      --------     --------     --------
Income before minority interest, discontinued
  operations and extraordinary item                    49,784       50,666        44,418       60,515       56,804
Minority interest                                      13,637       13,965         9,451       17,890       21,316
                                                     --------     --------      --------     --------     --------
Income from continuing operations                      36,147       36,701        34,967       42,625       35,488
Discontinued operations, net of minority interest      11,263        5,106        10,174        6,625        6,763
                                                     --------     --------      --------     --------     --------
Income before gain (loss) on disposition of
  property and business and cumulative effect of
  change in accounting principle                       47,410       41,807        45,141       49,250       42,251
Gain (loss) on disposition of property and
  business, net of minority interest               (67)     (9)     (202)      15,256     (795)
                                                     --------     --------      --------     --------     --------
Income before cumulative effect of change in
  accounting principle                                 47,343       41,798        44,939       64,506       41,456
Cumulative effect of change in accounting
  principle, net of minority interest              (321)             -           -            -            -
                                                     --------     --------      --------     --------     --------

Net Income                                             47,022       41,798        44,939       64,506       41,456
Preferred dividends                                (7,593)    (11,340)      (14,744)     (17,681)    (12,178)

Premium on Series B preferred stock repurchase              -            -      (5,025)           -            -
                                                     --------     --------      --------     --------     --------
Net income available to common shareholders          $ 39,429     $ 30,458      $ 25,170     $ 46,825     $ 29,278
                                                     ========     ========      ========     ========     ========

Basic earnings per share data:
  Income from continuing operations                   $   .87      $   .87       $   .58      $  1.82      $  1.09
  Discontinued operations                                 .34          .17           .39          .30          .33
  Cumulative effect of change in accounting
  principle                                          (    .01)          -             -            -            -
                                                       ------       ------       -------      -------      -------
Net income available to common shareholders            $ 1.20       $ 1.04       $   .97      $  2.12      $  1.42
                                                       ======       ======        ======      =======      =======

Diluted earnings per share data:
  Income from continuing operations                   $   .85      $   .86       $   .57      $  1.81      $  1.08
  Discontinued operations                                 .34          .17           .39          .30          .33
  Cumulative effect of change in accounting
  principle                                          (    .01)          -             -            -            -
                                                       ------       ------       -------      -------      -------
Net income available to common shareholders            $ 1.18       $ 1.03       $   .96      $  2.11      $  1.41
                                                       ======       ======        ======      =======      =======

Cash dividends declared per common share               $ 2.49       $ 2.45        $ 2.41      $  2.31      $  2.16
                                                       ======       ======        ======      =======      =======

Balance Sheet Data:
Real estate, before accumulated depreciation       $3,123,901   $2,752,992    $2,597,278   $2,135,078   $1,895,269
Total assets                                        2,816,796    2,513,317     2,456,266    2,063,789    1,871,888
Total debt                                          1,702,722    1,380,696     1,335,807      992,858      832,783
Series B convertible cumulative preferred stock             -            -             -       48,733       48,733
Redeemable preferred stock (1)                         85,000       85,000       167,680      114,000      149,000
Stockholders' equity                                  720,422      741,263       726,242      620,596      569,528

Other Data:
Net cash provided by operating activities            $159,195     $144,107      $140,612     $148,505     $127,218
Net cash used in investing activities               ($165,466)   ($112,025)    ($295,181)   ($139,106)   ($178,466)
Net cash provided by (used in) financing
  activities                                       $    8,243   ($  35,761)     $152,632  ($    9,129)     $56,955
Funds from Operations (2)                            $126,953     $132,803      $121,745     $136,604     $120,854
Adjusted Funds From Operations(3)                    $104,787     $111,020      $100,654     $120,994     $107,300

Weighted average number of shares outstanding:
  Basic                                            32,911,945   29,208,242    26,054,535   22,101,027   20,639,241
  Diluted                                          33,314,038   29,575,660    26,335,316   22,227,521   20,755,721

Total communities owned at end of period                  150          147           152          143          147
Total apartment units owned at end of period           41,776       40,946        41,776       39,007       39,041

(1)  Redeemable  preferred  stock is  redeemable  solely  at the  option  of the
     Company.

     (2)  Pursuant to the revised  definition of Funds From  Operations  ("FFO")
          adopted by the Board of Governors of the National  Association of Real
          Estate  Investment  Trusts  ("NAREIT"),  FFO is  defined as net income
          (computed in accordance with accounting  principles generally accepted in the United States of America  ("GAAP"))  excluding  gains or losses from sales of property, minority interest and extraordinary items plus
          depreciation   from   real   property   including    adjustments   for
          unconsolidated  partnerships  and joint  ventures less  dividends from non-convertible preferred shares. In 2003, the Company added back debt extinguishment  costs  which  are  incurred  as a result  of  repaying property  specific debt  triggered upon sale as a gain or loss on sale of the property.  Because of the  limitations of the FFO definition as published by NAREIT as set forth  above,  the Company has made certain interpretations  in applying the definition.  The Company believes all adjustments  not  specifically  provided for are  consistent  with the definition.

          FFO falls within the  definition of "non-GAAP  financial  measure" set forth in Item 10(e) of  Regulation  S-K and as a result the Company is required to include in this report a statement  disclosing the reasons why management  believes that  presentation  of this measure  provides useful information to investors.  Management believes that in order to facilitate a clear understanding of the combined historical  operating results of the Company,  FFO should be considered in conjunction  with net  income as  presented  in the  consolidated  financial  statements included elsewhere herein. Management believes that by excluding gains or losses  related to  dispositions  of property  and  excluding  real estate  depreciation (which can vary among owners of similar assets in similar  condition based on historical cost accounting and useful life estimates),  FFO can help one compare the operating  performance  of a company's  real estate  between  periods or as  compared to  different
          companies.   The  Company  also  uses  this  measure  to  compare  its
          performance  to that of its peer group.  FFO does not  represent  cash generated  from  operating  activities  in accordance  with  generally accepted  accounting  principles and is not necessarily  indicative of cash available to fund cash needs.  FFO should not be considered as an
          alternative   to  net  income  as  an   indication  of  the  Company's
          performance or to cash flow as a measure of liquidity.

          The  following  table sets forth the  calculation  of FFO and Adjusted
          Funds From Operations for the previous five years, beginning with "net income available to common  shareholders"  from the Company's  audited financial statements prepared in accordance with GAAP:

                                                                 2004       2003        2002       2001       2000
                                                                 ----       ----        ----       ----       ----

    Net income available to common shareholders              $ 39,429   $ 30,458   $ 25,170     $ 46,825  $ 29,278
    Convertible Preferred dividends(a)                          2,194      5,939     10,589       17,681    12,178
    Depreciation from real property(b)                         91,564     79,577     67,919       64,589    52,297
    Impairment on General Partner Investment                      945      1,785      1,470            -         -
    (Gain) loss from sale of property                              50        260        202     (15,256)      795
    Minority interest                                          13,637     13,965      9,451       17,890    21,316
    Minority interest - discontinued operations               (80)     1,385      2,775        4,759     4,990
    Impairment of real property                                     -        423      1,565            -         -
    (Gain) loss from sale of discontinued operations          (21,107)  (2,599)  (5,696)           -         -
    Prepayment penalties                                            -          -      3,275          116         -
    Loss from early extinguishment of debt in connection
       with sale of real estate                                     -      1,610          -            -         -
    Cumulative effect of change in accounting principle           321          -          -            -         -
                                                             --------   --------   --------     --------  --------
    FFO as defined above                                      126,953    132,803    116,720      136,604   120,854
    Premium paid on Series B repurchased(c)
                                                                    -          -      5,025            -         -
                                                             --------   --------   --------     --------  --------
    FFO as adjusted by the Company                            126,953    132,803    121,745      136,604   120,854
    Reserve(3)                                                (22,166)   (21,783)   (21,091)     (15,610)  (13,554)
                                                             --------   --------   --------     --------  --------
    Adjusted Funds From Operations                           $104,787   $111,020   $100,654     $120,994  $107,300
                                                             ========   ========   ========     ========  ========
    Weighted average common shares/units outstanding:
          Basic                                              48,675.0   45,276.7   42,062.1     37,980.0  35,998.3
                                                             ========   ========   ========     ========  ========
          Diluted(a)                                         49,077.1   47,873.8   46,466.4     45,063.6  41,128.4
                                                             ========   ========   ========     ========  ========

     (a)  The calculation of FFO assumes the conversion of dilutive common stock
          equivalents   and  convertible   preferred   stock.   Therefore,   the
          convertible preferred dividends are added to FFO, and the common stock equivalent is included in both the basic and diluted  weighted average
          common   shares/units   outstanding.   The  weighted   average  common
          shares/units  outstanding  assumes  conversion  of all UPREIT Units to common shares.

     (b)  Includes amounts passed through from unconsolidated investments.

     (c)  FFO for  2002  includes  adding  back  the  premium  on the  Series  B preferred stock repurchase of $5,025.

          All REITs may not be using the same  definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

(3)  Adjusted Funds From  Operations is defined as Funds from Operations less an
     annual   reserve  for   anticipated   recurring,   non-revenue   generating
     capitalized  costs  ("Reserve") of $525 for 2004,  2003 and 2002 ($400 used for 2001 and $375 used for 2000) per apartment unit (weighted average units owned  during the year).  The  adjustment  from FFO to AFFO only takes into account this reserve level as previously  described.  The NAREIT definition of FFO or AFFO does not take into account any  additional  costs of capital improvements  and  capitalized  interest that also are incurred.  The total level of capital  improvements  and  capitalized  interest  (including  the amount  defined  as  reserve)  for the five  years are as  follows:  2004 -
     $102,700;  2003 - $106,346;  2002 - $115,692;  2001 - $130,648;  and 2000 -
     $92,603.  Please  see Item 7 -  Management's  Discussion  and  Analysis  of
     Financial Condition and Results of Operations for an expanded discussion on capital improvements.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
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

The Company is engaged  primarily  in the  ownership,  management,  acquisition, rehabilitation and development of residential  apartment communities in selected
Northeast,  Mid-Atlantic,  Midwest and Southeast Florida markets. As of December
31, 2004, the Company operated 169 apartment communities with 47,378 apartments.
Of  this  total,  the  Company  owned  150  communities,  consisting  of  41,776 apartments,  managed  as  general  partner  14  partnerships  that  owned  2,793 apartments, and fee managed 2,809 apartments for affiliates and third parties.

Executive Summary
-----------------

The  Company   continued  to  operate  during  2004  in  a  difficult   economic
environment.  The  recession,  which  started in 2001,  continued  through  2003 resulting in job losses in many parts of the country. For historical  reference,
Home Properties'  markets  experienced  negative job growth of -0.4% in 2001 and
-0.9% in 2002.  For 2003,  the  Company's  markets,  as well as the country as a whole,  experienced  flat job growth.  A reduction  of job growth leads to fewer household formations, which creates a reduction in demand for rental housing. In addition,  the low interest rate environment made it more challenging to compete for potential residents who considered making the switch to home ownership. Home ownership  continues to be the number one reason our  residents  give for moving out of our  communities.  In  2001,  home  purchases  represented  17.8%  of our move-outs,  growing to 18.8% in 2002,  19.6% in 2003,  and leveling off at 19.5%
for 2004. An increase to home mortgage  rates could push this level down,  which would positively affect our turnover rates and improve occupancy.  As referenced in our Market  Demographics  table on page 8 of this report,  job growth for our markets  improved in 2004 with 1.0% growth over 2003.  As there is usually a lag between job growth and household formation,  this slight recovery did not create a measurable increased demand for our apartments during 2004.

During 2003,  with leading  indicators  suggesting that the economy had bottomed out and was positioned for a recovery, the Company decided to position itself to improve occupancy.  This resulted in less aggressive rental rate increases and a greater use of rent concessions to achieve this objective,  and we ended 2003 at
93.3% occupancy for the 120 communities  with 34,290 units owned throughout 2002 and 2003 where  comparable  results are available for the years presented ("2003
Core Properties"). Concessions for 2003 were 119 basis points of rental revenue, which  dropped to 87 basis  points for all of 2004,  and 76 basis points for the fourth quarter of 2004.

Occupancies  at the Core  Properties  for 2004  increased  slightly  by 40 basis points, from 92.7% to 93.1%.  Occupancies in the fourth quarter of 2004 averaged
92.3%,  compared to 93.3% a year ago. The Company uses a measurement referred to as  Available to Rent,  or ATR.  This is a leading  indicator  to assess  future occupancy  rates by reference to units which will be available  for rent,  based upon  leases  signed or  termination  notices  received  relating to future move in/move  out  dates.  As of the  middle  of  February,  2005,  our ATR was 8.4%, compared to the same time period a year ago when ATR was 6.9%. The fact that ATR is running  1.5% behind 2004 is not  surprising,  given the fact that 2004 ended
1.0% behind the previous year in occupancy.  Balancing this is increased  rental growth achieved each and every quarter of 2004.

Total Core Property rental revenue growth for 2004 was expected to be 3.8%, made up of 2.5% in rental rate  growth,  0.6% in occupancy  improvement,  and 0.7% in reduction to concessions.  Actual results were 2.6% in rental rate growth,  0.4%
in occupancy improvement, and 0.3% reduction to concessions, totaling 3.3% total rental  revenue  growth.  One positive trend in 2004 was the growth seen quarter over quarter for weighted  average rents,  which captures rent increases as well as changes to  concessions.  The first quarter of 2004 was 2.4%,  second quarter
2.5% third quarter 2.9% and fourth quarter 3.1%.

The guidance for 2005 Core Properties (apartment units owned throughout 2004 and
2005)  rental  growth is 3.3%.  Rental  rates are  projected  to increase  2.5%, including  above-average rental increases at certain communities  resulting from the continued  efforts to upgrade the  properties.  Occupancies  are expected to pick up 0.3% for the year, starting out negative for the first quarter, breaking even for the second  quarter,  and achieving  positive  growth for the third and fourth quarters.  Finally, the pricing power resulting from improved occupancies support the belief that we will slow down  concession  activity , adding 0.5% to net rental income.

Expenses for 2005 Core  Properties  are  projected to increase  3.9%.  See below under "Results of Operations" for more details on expense comparisons.

These  revenue  and  expense  projections  result  in 2005 Core  Properties  net operating  income  ("NOI")  growth of 2.5% at the  mid-point  of 2005  guidance.
Markets  where the Company  expects  above  average NOI growth  include:  Boston
(+5.8%);  Philadelphia (+4.7%);  Washington,  D.C. (+3.8%); and Upstate New York
(Rochester,   Buffalo  and  Syracuse  at  +3.7%).  Markets  with  below  average expectations  include: New York City Metro (+1.9%);  Baltimore (+1.2%);  Detroit
(+0.7%);  and Chicago (-4.2%).  Certain historical  demographic  information for these markets may be found in the tables on pages 8 and 9 of this report.

Of the two items  making up NOI - rental  revenue and  operating  expenses,  the revenue  component is likely to be more  volatile.  An improving  economy  could create  higher  demand for rental  housing  above that  projected.  An  economic recovery that creates little new job growth,  coupled with a continuation of low interest  rates,  could  put  pressure  on the  Company's  ability  to reach the mid-point of guidance.  The Company has given FFO guidance for 2005 with a range of $2.83 to $2.97 per share.

The Company  has  anticipated  closing on  acquisitions  of $200  million in its budget  for  2005.  The  Company  is  committed  to a  disciplined  approach  to acquisitions,  but at the same time recognizes that  unprecedented  low interest rate levels  allow the Company  flexibility  to adjust  hurdle rates and bids to reflect market conditions.  The Company has traditionally kept leverage at about
40% of total  equity  market  capitalization.  Using a constant  stock  price of
$41.00 per share for the equity  component of total market  capitalization,  our debt to total market cap was 40.0% at the end of 2002, 39.9% at the end of 2003,
and 43.7% at the end of 2004. To facilitate  acquisition activity in the current market,  the  Company  will  increase  leverage to enhance the ability to secure prime  acquisition  opportunities.  While the  acquisition  market  will  likely continue  to be very  competitive,  the  Company  is  confident  that  the  2005 acquisition goal of $200 million is achievable based on the current  acquisition pipeline and the Company's decision to increase leverage.

During  the  fourth  quarter  of 2004 and first  quarter  of 2005,  the  Company increased  its  level of stock  buy-back  activity  substantially,  repurchasing approximately  2.4 million shares at a weighted  price of $41.35 per share.  The
Company's  strategy is to  opportunistically  repurchase shares at a discount to
its  underlying  net  asset  value,   thereby  continuing  to  build  value  for
shareholders.  The Company  estimates  its net asset value per share at December
31, 2004 to be $44.68, based on capitalizing at 7% the annualized and seasonally adjusted fourth quarter  property net income,  plus a 4% growth factor,  minus a management  fee.  With the  difficult and  competitive  acquisition  environment described  above,  the  Company  believes  buying back stock is a logical use of funds.  The Company will  continue to monitor  stock  prices,  the published net asset value and  acquisition  alternatives  to determine the current best use of capital between stock buyback and acquisitions.

During  2005,  the  Company  anticipates  increasing  leverage  to  a  level  of approximately  47% of debt-to-total  market  capitalization in order to meet the above-described  acquisition goals. Finally,  although not contemplated based on the announced  level of acquisitions  of $200 million,  if the acquisition  pace were to increase, the Company would consider a combination of increased sales of under-performing  or isolated  apartment  communities and issuance of cumulative redeemable preferred stock to raise additional capital.

Results of Operations
---------------------

Comparison of year ended December 31, 2004 to year ended December 31, 2003.

The Company owned 138 communities  with 38,560  apartment units  throughout 2003 and  2004  where  comparable  operating  results  are  available  for the  years presented  (the "2004 Core  Properties").  For the year ended December 31, 2004, the 2004 Core Properties showed an increase in rental revenues of 3.3% and a net operating income increase of 2.2% over the 2003 year-end period.  Property level operating  expenses increased 6.0%. Average economic occupancy for the 2004 Core
Properties  increased  from 92.7% to 93.1%,  with average  monthly  rental rates increasing 2.8% to $948 per apartment unit.

A summary of the 2004 Core Property net operating income is as follows:

                                   2004           2003      $ Change   % Change
                                   ----           ----      --------   --------
Rent                       $408,404,000   $395,203,000   $13,201,000       3.3%
Property Other Income        17,440,000     14,713,000     2,727,000      18.5%
                           ------------   ------------   -----------       ---
Total Revenue               425,844,000    409,916,000    15,928,000       3.9%
Operating and Maintenance  (190,917,000)  (180,118,000)  (10,799,000)     (6.0%)
                           ------------   ------------   -----------       ---
Net Operating Income       $234,927,000   $229,798,000   $ 5,129,000       2.2%
                           ============   ============   ===========       ===

NOI may fall within the definition of "non-GAAP  financial measure" set forth in
Item 10(e) of Regulation S-K and, as a result,  Home  Properties may be required to include in this report a  statement  disclosing  the  reasons why  management believes  that  presentation  of this measure  provides  useful  information  to investors.  Home  Properties  believes  that NOI is  helpful to  investors  as a supplemental  measure of the  operating  performance  of a real  estate  company because it is a direct measure of the actual operating  results of the Company's apartment properties. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company also uses this measure to compare its performance to that of its peer group.

During  2004,  the  Company  acquired  a total of 2,486  apartment  units in ten newly-acquired  communities (the "2004 Acquisition  Communities").  In addition, the Company  experienced  full-year  results for the 730 apartment  units in two apartment communities (the "2003 Acquisition Communities") acquired during 2003.
The  inclusion  of  these  acquired  communities  generally  accounted  for  the significant changes in operating results for the year ended December 31, 2004.

A summary of the net operating income from operations for the Company as a whole is as follows:

                                   2004           2003      $ Change   % Change
                                   ----           ----      --------   --------
Rent                       $436,724,000   $400,178,000   $36,546,000       9.1%
Property Other Income        18,299,000     14,910,000     3,389,000      22.7%
                           ------------   ------------   -----------       ---

Total Revenue               455,023,000    415,088,000    39,935,000       9.6%
Operating and Maintenance  (202,479,000)  (181,773,000)  (20,706,000)    (11.4)%
                           ------------   ------------   -----------       ---

Net Operating Income       $252,544,000   $233,315,000   $19,229,000       8.2%
                           ============   ============   ===========       ===

During 2004, the Company also disposed of five  properties with a total of 1,646 units, which had partial results for 2004 (the "2004 Disposed Communities"). The results  of these  disposed  properties  have  been  reflected  in  discontinued
operations.

For the year ended  December 31, 2004,  income from  operations  (income  before equity in earnings (losses) of  unconsolidated  affiliates,  minority  interest, discontinued operations and gain (loss) on disposition of property and business)
decreased by $2,236,000 when compared to the year ended  December 31,  2003. The decrease was primarily  attributable  to the following  factors:  an increase in rental income of $36,546,000, an increase in property other income of $3,389,000 and a decrease in  impairment of assets held as general  partner of  $1,402,000.
These changes were more than offset by an increase in operating and  maintenance expense of  $20,706,000,  an increase in general and  administrative  expense of
$1,371,000,  an  increase  in  interest  expense of  $6,138,000,  an increase in depreciation  and amortization of $13,723,000 and a decrease in all other income of $1,635,000. Each of the items are described in more detail below.

Of the $36,546,000 increase in rental income,  $4,410,000 is attributable to the
2003  Acquisition  Communities  and  $18,935,000  is  attributable  to the  2004
Acquisition  Communities.  The balance of $13,201,000 relates to a 3.3% increase from the 2004 Core  Properties  due primarily to an increase of 2.8% in weighted average rental rates,  accompanied by an increase in average economic  occupancy from 92.7% to 93.1%.

As  referenced  in  "Executive  Summary"  above,  the  Company  focused  more on improving  occupancy  during 2003 and  therefore was less  aggressive  with rent increases at its Core Properties.  The Company reverted back in 2004 to focusing on rent increases,  as seen by the quarter over quarter trend of more aggressive rents.  An additional  component of the 3.3%  increase in weighted  average rent results from the significant upgrading and repositioning efforts discussed under
"Capital  Improvements"  below.  The Company seeks a minimum 9% internal rate of return for these  revenue-enhancing  upgrades, down from the 12% goal referenced one year ago.

In the current economic environment, it is very difficult to project rental rate and occupancy results. The Company has provided guidance for 2005, which, at the mid-point of the range, anticipates same store revenue growth of 3.1%, including above-average  rental  increases  from the  continued  efforts  to  upgrade  the properties.  Occupancy  levels are expected to slowly  improve from the level at the end of the fourth  quarter of 2004,  producing an expected  average for 2005
Core Properties of 93.4%, 30 basis points higher than all of 2004.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport rentals, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous  charges to residents,  increased in 2004 by  $3,389,000.  Of this increase, $210,000 is attributable to the 2003 Acquisition Communities, $452,000 is attributable to the 2004 Acquisition Communities, and $2,727,000 represents a
18.5% increase  attributable to the 2004 Core Properties.  A significant portion of the increase (40%) for the 2004 Core Properties is from telephone revenue and cable  revenue,  in  particular,  revenue  recognized  in the amount of $500,000 associated with the termination of a contract with a telephone service provider.
In  addition,  12% of the  increase  is from  increased  laundry  revenue  as we
continue  to  increase  the  percentage  of  owned  laundry   equipment  at  the
properties.

Other income,  which primarily reflects management and other real estate service fees  recognized by the Company,  decreased in 2004 by  $1,599,000.  This is due primarily to a decrease in the level of  management  activity as a result of the sale of the affordable limited partnerships.

Of the $20,706,000 increase in operating and maintenance expenses, $1,687,000 is attributable to the 2003 Acquisition  Communities and $8,220,000 is attributable to the 2004 Acquisition Communities. The balance for the 2004 Core Properties, a
$10,799,000  increase in  operating  expenses or 6.0%,  is primarily a result of increases in utilities, repairs and maintenance,  personnel,  property insurance and real estate  taxes,  offset in part by reductions  in  advertising  and snow removal costs.

The breakdown of operating and maintenance costs for the 2004 Core Properties by line item is listed below:

                                       2004      2003   $ Variance   % Variance
                                       ----      ----   ----------   ----------
Electricity                        $  7,969  $  7,465   $(504)        -6.8%
Gas                                  19,243    18,089    (1,154)        -6.4%
Water and Sewer                      10,819     9,804    (1,015)       -10.4%
Repairs and Maintenance              30,269    27,033    (3,236)       -12.0%
Personnel Expense                    41,795    39,472    (2,323)        -5.9%
Site Level Incentive Compensation     1,700     1,150    (550)       -47.8%
Advertising                           6,320     6,826         506          7.4%
Legal and Professional                1,457     1,444    (13)        -0.9%
Office and Telephone                  5,309     5,600         291          5.2%
Property Insurance                    7,149     6,199    (950)       -15.3%
Real Estate Taxes                    43,444    41,060    (2,384)        -5.8%
Snow                                  1,204     1,970         766         38.9%
Trash                                 2,630     2,758         128          4.6%
Property Management G&A              11,609    11,248    (361)        -3.2%
                                   --------  --------    --------          ---
Total                              $190,917  $180,118    $(10,799)        -6.0%
                                   ========  ========    ========          ===

The increase in electric of 6.8% continues a trend of above 5% increases for the past two years,  reflective of market increases versus any substantial  shift in usage.

The natural gas heating cost variance of 6.4% was all a fourth quarter event, as this line item was  breakeven  through  the third  quarter  of 2004.  The fourth quarter of 2003 was relatively mild, plus there have been significant  increases in the cost of natural gas per decatherm.  As of December 31,  2004, the Company had  fixed-price  contracts  covering  99% of its natural gas  exposure  for the
2004/2005 heating season. The Company has fixed-price  contracts covering 59% of its natural gas exposure for calendar year 2005. Risk is further  diversified by staggering  contract term expirations.  For the 2004/2005 heating season,  where the Company has  coverage  for 99% of its  exposure,  the  Company's  negotiated average  price per  decatherm is  approximately  $6.08.  For calendar year 2005, where the Company has coverage for 59% of its exposure, the Company's negotiated average  price per  decatherm is  approximately  $6.40.  A year ago, the average commodity  cost for the season's  contracts was $4.52.  While costs are up, they are below the  weighted  settle  price of $6.68 we would  have paid for the same period if we had not had natural gas costs on a fixed contract.  The Company has provided  guidance for 2005 which  anticipates a 20% increase (or $3,900,000) in natural  gas heating  costs.  This is based on the  thirty-year  average for the number of degrees days for 2005. For guidance,  the portion of the calendar year not  covered by fixed  price  contracts  is assumed to be priced at a level that reflects  twelve month strip  pricing as of  February,  2005.  During 2005,  the
Company  plans on increasing  the  percentage  of fixed price  contracts  before entering the 2005/2006 winter heating season.

The over 10% increase in water and sewer costs are a function of  municipalities across all regions looking at ways to increase revenues. The Company is focusing on a program to allocate water and sewer costs to residents at a majority of the
Owned Properties.

The increase in repairs and  maintenance  of 12%  occurred in contract  repairs, painting  and  cleaning.  Included in contract  repairs is $805,000 of sales tax expense,  as described  below,  which accounted for 25% of the total increase in repairs and  maintenance.  Cleaning  costs are up $637,000,  or 20% of the total increase in repairs and maintenance.  A significant portion of this represents a shift  between  personnel  costs and  repairs  and  maintenance  as more of this function was performed by outside  contractors  versus in-house  personnel.  The
Company has provided  guidance  for 2005 which  anticipates  a 2.3%  decrease in repairs and maintenance.  The anticipated decrease in repairs and maintenance is two-fold.  First, the $805,000 from sales tax will not be repeated,  providing a positive  comparison.  If not for this, other expenses in this category would be break-even.  The other  reason is an  increased  focus on reducing  controllable operating costs.  Properties whose costs are out of line compared to typical per unit average costs will be challenged to perform within more stringent operating budgets.  The shift in the  property  manager  bonus plan for 2005 from  revenue based to net  operating  income based should also focus  attention on repair and maintenance expense control.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31,  2002.  The total cost to the  Company as a result of the audit  amounted to
$861,000  (including  $173,000 of interest expense) for sales tax not charged to the Company by its vendors.  This was included in the first quarter  results and allocated  $312,000 to expense for property  repairs,  $136,000 (before minority interest) to loss on disposition of property,  and $413,000  capitalized to real estate assets for improvements.

As a result of this audit,  during the second  quarter the Company  examined its sales and use tax compliance in the other states in which the Company  operates.
Based upon its internal analysis, the Company estimated its liability as of June
30,  2004 in those  states  where it found  non-compliance  and had  recorded  a liability of  $1,712,000.  This was  allocated  $493,000 to expense for property repairs,  $233,000 to interest  expense,  $35,000 (before minority  interest) to loss on disposition of property, and $951,000 capitalized to real estate assets.
The liability  recorded related to the period beginning on the later of: (i) the date the Company  first  purchased  property in the  applicable  state;  or (ii)
January 1, 1997 and ending on June 30,  2004.  The Company  recognizes  that the liability recorded is an estimate and that the actual tax liability that will be paid in the future may be less than or greater than this  estimate.  The Company has determined that the likely range is between $1,325,000 and $2,300,000.

The Company  determined  that the amount of liability  which it failed to record with respect to sales and use tax did not have a material  impact on its results of  operations  or reported  earnings  for the prior  periods in which the items subject to tax were  purchased  and that the  expense  recorded in the first and second quarters of 2004 were one-time adjustments.  The Company does not believe that  the  additional  sales  and use tax it will  record  and pay  will  have a material impact on its results of operations in future  periods.  As a result of the sales tax audit, the Company  initiated  procedures to ensure that sales and use tax on  expenditures  were properly  collected by its vendors or accrued and paid by the Company.

Personnel  expense was up 5.9% in 2004 versus  2003.  Payroll tax expense was up
7.2%, mostly fueled by significant  increases in workers compensation and health insurance  costs.  The balance  represents  a 4.8%  increase in wages.  For 2005 guidance, personnel costs are anticipated to increase 3.6%, with more controlled increases in workers compensation and health insurance expected.

Site level incentive  compensation was up $550,000, or 47.8%. This represents an increased focus on creating a higher level of property  management  compensation coming from incentive based performance  measures.  Site level bonuses increased
$400,000, while leasing commissions increased $150,000.

Advertising  costs  were down 7.4% as a result of a  comparison  to higher  than normal  levels  in  2003.  Advertising  costs  were  up  substantially  in  2003 consistent with increased efforts to attract traffic and increase occupancy. The advertising level in 2004 reflected a more normalized run rate.

Property insurance costs were up 15.3% over 2003. The insurance expense for 2003 reflects the impact of a legal settlement which reduced the expense by $500,000.
Without the benefit of this settlement, insurance costs would have been up 6.7%.
The Company renewed the property and general liability  insurance policy for the year beginning November,  2004 at significantly  reduced rates. The guidance for
2005 reflects a 14.8% decrease in insurance costs.

Real estate taxes were up 5.8% in 2004,  reflecting  increased  assessments  and rates as tax  authorities  struggle  to raise  revenues  in many  regions of the country.  The Company  expects  real estate  taxes to increase a similar  amount in 2005.

Snow  removal  costs  were  down  38.9%.  The  first  quarter  of 2003  produced significant  snowfalls  compared  to  historical  norms.  Most  of the  $766,000 decrease in snow removal costs occurred  during the first  quarter,  due to this comparison and below normal snowfall in 2004. Snow removal costs are anticipated to return  to  normal  levels  in 2005  with a 38%  increase  from  2004  levels projected.

The  operating  expense ratio (the ratio of operating  and  maintenance  expense compared to rental and property  other income) for the 2004 Core  Properties was
44.8% and 43.9% for 2004 and 2003,  respectively.  This 0.9%  increase  resulted from the 3.9%  increase in total revenue  achieved  through  ongoing  efforts to upgrade and reposition properties for maximum potential being offset by the 6.0%
increase  in  operating  and  maintenance  expense.  In general,  the  Company's operating  expense ratio is higher than that  experienced  in other parts of the country  due to  relatively  high  real  estate  taxes  in its  markets  and the
Company's  practice,  typical in its markets,  of including  heating expenses in base rent.

General and  administrative  expenses ("G&A") increased in 2004 by $1,371,000 or
6% from $22,607,000 in 2003 to $23,978,000 in 2004. Of this increase, $3,800,000 is attributable to an accrued  liability  recorded in the fourth quarter of 2004 relating  to the March 2005  settlement  of a lawsuit and the payment of certain related legal fees, as described below. The  year-over-year  increase would have been greater but for a $5,000,000  expense  incurred in 2003 for the  restricted stock granted to the Leenhoutses as part of their retirement as Co-CEO's.  After taking into account the settlement  expense and the restricted  stock grant, all other items of G&A  increased  $2,571,000  year over year. Of this net variance,
$1,591,000  is  directly   attributed  to  increased   external  costs  incurred
specifically to comply with Section 404 of  Sarbanes-Oxley.  Including all other accounting,  auditing and tax compliance  cost increases  explains an additional
$368,000 of the  variance  increase.  All other items of G&A  accounted  for the
$612,000  balance of the  increase.  The total direct  external  costs  incurred during 2004 for Section 404 compliance totaled approximately $1,800,000.  G&A is expected to decrease 18% for 2005,  based on an  expectation of a lower level of
Section  404  costs to be  required  and the  fact  that  the  Company  does not anticipate additional settlement costs in 2005.

The $3.8 million accrued for settlement  costs ($3.5 million) and the legal fees
($300,000)  relates to a legal action,  commenced in 2000,  against the Company, the Operating Partnership and Home Leasing Corporation. Home Leasing is owned by
Nelson B. Leenhouts and Norman Leenhouts,  who are the Co-Chairs of the Board of
Directors and Senior Advisors to the Company.  The Company was originally formed to expand and continue Home Leasing's business. The essence of the complaint was that the entity in which the plaintiffs  were investors was wrongfully  excluded from the Company's initial organization. In their original complaint, plaintiffs sought damages in the amount of $3 million. In the subsequent discovery process, plaintiffs increased damages sought to $10 million. Payment in settlement and of legal  fees was made on behalf of Home  Leasing as well as the  Company  and the
Operating Partnership in recognition of the fact that the matters alleged in the action  against Home Leasing  related  directly and solely to the  promotion and creation of the Company.

Interest  expense  increased in 2004 by  $6,138,000 as a result of the increased borrowings in connection with acquisition of the 2004  Acquisition  Communities, and a full year of interest  expense for the 2003  Acquisition  Communities.  In addition,  amortization  from  deferred  charges  relating to the  financing  of properties  totaled  $1,766,000  and  $1,483,000,  and was  included in interest expense for 2004 and 2003, respectively.

Included in interest expense are prepayment penalties which decreased in 2004 by
$1,305,000  as compared to 2003.  During 2004,  the Company  incurred a total of
$305,000 in prepayment  penalties in connection  with the refinancing of certain mortgages  and  the  sale  of one of the  2004  disposed  properties.  In  2003,
$1,610,000 was recorded in loss from early  extinguishment of debt in connection with the sale of two of the 2003 Disposed Communities.

Depreciation  and  amortization   expense  increased   $13,723,000  due  to  the
additional  depreciation expense on the 2004 Acquisition  Communities and a full year of depreciation expense for the 2003 Acquisition  Communities,  as well the
incremental   depreciation  on  the  capital   expenditures  for  additions  and
improvements  to the  Core  Properties  in  2004  and  2003 of  $91,151,000  and
$101,398,000, respectively, net of the Disposition Communities.

In the fourth  quarter of 2002,  the Company  announced  its  intention  to sell virtually all of the assets associated with its general partner interests in the affordable  properties  in order to focus  solely on the  direct  ownership  and management of market rate apartment communities. The assets included principally loans,  advances and management  contracts.  During 2004,  the Company  recorded impairment  charges of  $1,116,000  (all in the first  quarter).  Of this total,
$171,000 represents advances made during the first quarter of 2004 to certain of the affordable property limited partnerships which the Company believes will not be repaid  upon the sale of the loans.  The  remaining  $945,000  pertains to an additional  net impairment  charge taken on the 38 properties  included in Phase
III of the Company's planned  disposition of its affordable  portfolio to reduce the assets based upon the revisions to the sale  contract in the first  quarter.
In connection with FIN 46R, the Company was required to consolidate the majority of the affordable limited  partnerships results of operations beginning April 1,
2004.

The equity in earnings  (losses) of  unconsolidated  affiliates of ($538,000) is primarily  the result of the general  partner  recording a greater  share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property  limited  partnerships  where the  limited  partner  has no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses." In connection with FIN 46R,  the  Company  was  required to  consolidate  the  majority of the affordable limited  partnerships  results of operations  beginning April 1, 2004 and is included in discontinued operations.

Minority  interest  decreased  $328,000  as a direct  result of the  decrease in income from operations over the prior year.

Included in  discontinued  operations for the year-ended  December 31, 2004, are the  Disposition  Communities  and the  results of  operations  of the Phase III affordable limited partnerships that in connection with FIN 46R were required to be  consolidated  beginning  April 1,  2004.  As all  significant  contingencies surrounding the sale of Phase III have been resolved, the Company has considered these assets held for sale and reported them in  discontinued  operations.  (See further detail supplied under "Off-Balance Sheet Investments" section).

Included in the $11,417,000 net gain on disposition of property reported for the year  2004 is the sale of five  apartment  communities  where  the  Company  has recorded a combined gain on sale,  net of minority  interest,  of  approximately
$18,082,000.  In  addition,  the  Company  recorded a  $6,665,000  loss,  net of minority interest of $3,103,000,  during the year related to the disposal of the affordable  partnerships.  Included in the gross $9.8 million loss reported is a
$5.0  million  loss from a property  being  disposed  through a default with the lender, as more fully explained in the "Off-Balance Sheet Investments"  section.
An additional  impairment in value of $3.6 million was recorded  relating to the closing of 26 affordable  properties and the eight properties under contract for sale with the same  buyer.  The Company has  recorded a $309,000  impairment  in connection  with a  contract  to sell  general  partnership  interests  in eight properties with a total of 612 units.  Finally,  a reduction of $800,000 to fair market value has been  recorded  for the  property the Company will  continue to hold for sale.

In  connection  with the  adoption of FIN 46R,  the Company  recorded a $321,000 cumulative  effect  charge  of a change  in  accounting  principle  in the first quarter of 2004.  This  charge was the result of  negative  capital  accounts of minority interest partners that were absorbed by the Company.

Net income  increased  $5,224,000  primarily due to the increase in discontinued
operations of $6,157,000 in 2004 compared to 2003.

Comparison of year ended December 31, 2003 to year ended December 31, 2002.

The Company owned 120 communities  with 34,290  apartment units  throughout 2002 and  2003  where  comparable  operating  results  are  available  for the  years presented (the "2003 Core Properties").  For the year ended  December 31,  2003, the 2003 Core Properties showed an increase in rental revenues of 3.1% and a net operating income decrease of 1.0% over the 2002 year-end period.  Property level operating  expenses increased 8.8%. Average economic occupancy for the 2003 Core
Properties  increased  from 92.1% to 92.4%,  with average  monthly  rental rates increasing 2.8% to $894 per apartment unit.

A summary of the 2003 Core Property net operating income is as follows:

                                   2003           2002      $ Change  % Change
                                   ----           ----      --------  --------
Rent                       $339,930,000   $329,764,000   $10,166,000     3.1%
Property Other Income        13,599,000     12,975,000       624,000     4.8%
                           ------------   ------------   -----------    ----

Total Revenue               353,529,000    342,739,000    10,790,000     3.1%
Operating and Maintenance  (157,967,000)  (145,195,000)  (12,772,000)   (8.8%)
                           ------------   ------------   -----------    ----

Net Operating Income       $195,562,000   $197,544,000   $(1,982,000)   (1.0%)
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
2003.

A summary of the net operating income from operations for the Company as a whole is as follows:

                                   2003           2002      $ Change  % Change
                                   ----           ----      --------  --------
Rent                       $400,178,000   $355,520,000   $44,658,000    12.6%
Property Other Income        14,910,000     13,470,000     1,440,000    10.7%
                           ------------   ------------   -----------    ----

Total Revenue               415,088,000    368,990,000    46,098,000    12.5%
Operating and Maintenance  (181,773,000)  (154,583,000)  (27,190,000)  (17.6)%
                           ------------   ------------   -----------    ----

Net Operating Income       $233,315,000   $214,407,000   $18,908,000    8.8%
                           ============   ============   ===========    ===

During  2003,  the Company  disposed of seven  properties  with a total of 1,568 units,  which had partial  results for 2003 (the "2003  Disposed  Communities").
During 2004, the Company also disposed of five  properties with a total of 1,646 units.  The  results  of  these  disposed  properties  have  been  reflected  in discontinued operations.

For the year ended  December 31, 2003,  income from  operations  (income  before equity in earnings (losses) of  unconsolidated  affiliates,  minority  interest, discontinued operations and gain (loss) on disposition of property and business)
decreased by $9,353,000  when compared to the year ended  December 31, 2002. The decrease was primarily  attributable  to the following  factors:  an increase in operating and  maintenance  expense of  $27,190,000,  an increase in general and administrative  expense  of  $9,958,000,  an  increase  in  interest  expense of
$7,585,000,  and an increase in  depreciation  and  amortization of $13,383,000.
These  changes were  partially  offset by a decrease of  $1,015,000 in all other expense items, an increase in rental income of  $44,658,000,  and an increase in all other income of  $3,090,000.  Each of the expense items is described in more detail below.

Of the $44,658,000 increase in rental income, $29,520,000 is attributable to the
2002  Acquisition  Communities  and  $4,972,000  is  attributable  to  the  2003
Acquisition  Communities.  The balance of $10,166,000 relates to a 3.1% increase from the 2003 Core  Properties  due primarily to an increase of 2.8% in weighted average rental rates,  accompanied by an increase in average economic  occupancy from 92.1% to 92.4%.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport rentals, net profits from corporate apartments,  cable revenue, pet charges, and miscellaneous  charges to residents,  increased in 2003 by  $1,440,000.  Of this increase, $619,000 is attributable to the 2002 Acquisition Communities, $197,000 is attributable to the 2003 Acquisition  Communities,  and $624,000 represents a
4.8% increase attributable to the 2003 Core Properties.  The increase represents a higher  level of  corporate  leases in 2003 which  produced a higher  level of ancillary income.

Interest and  dividend  income  decreased in 2003 by $799,000,  due to decreased levels of financing to affiliates as a result of the  Company's  disposition  of its interests in various  affordable  housing  communities  and a lower interest rate environment.

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

Of the $27,190,000 increase in operating and maintenance  expenses,  $12,846,000 is attributable to the 2002 Acquisition Communities,  $1,572,000 is attributable to the 2003 Acquisition Communities. The balance for the 2003 Core Properties, a
$12,772,000  increase in  operating  expenses or 8.8%,  is primarily a result of increases  in natural gas heating  costs,  repairs and  maintenance,  personnel, advertising,  property  insurance,  snow removal costs, and property  management allocated general and administrative costs.

The breakdown of operating and maintenance costs by line item is listed below:

                                      2003      2002  $ Variance    % Variance
                                      ----      ----  ----------    ----------
Electricity                       $  6,343  $  6,001   $(342)         -5.7%
Gas                                 15,499    14,712    (787)         -5.3%
Water and Sewer                      8,436     8,416    (20)         -0.2%
Repairs and Maintenance             24,879    22,734    (2,145)         -9.4%
Personnel Expense                   36,128    32,453    (3,675)        -11.3%
Site Level Incentive Compensation    1,031       650    (381)        -58.6%
Advertising                          6,265     5,576    (689)        -12.4%
Legal and Professional               1,202     1,203          1           0.1%
Office and Telephone                 4,950     4,517    (433)         -9.6%
Property Insurance                   5,431     2,997    (2,434)        -81.2%
Real Estate Taxes                   33,673    33,553    (120)         -0.4%
Snow                                 1,569       782    (787)       -100.6%
Trash                                2,504     2,506          2           0.1%
Property Management G&A             10,057     9,095    (962)        -10.6%
                                  --------  --------   --------           ---
Total                             $157,967  $145,195   $(12,772)         -8.8%
                                  ========  ========   ========           ===

The  natural  gas  variance  of 5.3% was  mostly a second  quarter  event from a combination  of a colder  spring  than  usual,  as well as  renewal  of  certain contracts at higher rates than we enjoyed the year  before.  As of  December 31,
2003,  the Company had  fixed-price  contracts  covering  99% of its natural gas exposure for the  2003/2004  heating  season.  Risk was further  diversified  by staggering  contract term  expirations.  For the 2003/2004  heating season,  the
Company's negotiated average price per decatherm was approximately $4.52. A year ago, the average commodity cost for the season's  contracts was $3.80. While the
Company's  costs are up,  they are well below the  January  2004 strip  price of
$5.79 for the same time frame.

The increase in repairs and  maintenance  of 9.4% occurred in contract  repairs,
painting   and   cleaning.   The  timing  of  contract   repairs  are   somewhat
unpredictable.  A new  marketing  strategy  for many of our  regions  included a two-tone,  custom paint selection,  which drove up costs, but may have helped to capture a higher percentage of potential resident traffic.  This custom painting strategy has been discontinued for 2004.

Personnel  expense was up 11.3% in 2003 versus 2002. The harsh  snowfall  during the first  quarter of 2003  contributed  to the need for  overtime  in excess of budget, which accounted for 1.5% of the 11.3% increase.  Payroll tax expense was up 22%,  mostly  fueled by  significant  increases in workers  compensation  and health insurance costs,  accounting for 5.0% of the 11.3% increase.  The balance represents a 4.8% increase in wages.

Advertising costs were up 12.4%,  consistent with the efforts to attract traffic and increase occupancy.

Property insurance costs were up 81.2% over 2002. The insurance expense for 2002 reflects the impact of a legal  settlement  related to the portion of the policy year from January 1, 2002 to October 31, 2002, which reduced the expense by $2.7 million.  In addition,  the policy  period from  November 1, 2002 to October 31,
2003 was reduced by a settlement of $600,000.

Snow  removal  costs  were  up  100.6%.  The  first  quarter  of  2003  produced significant  snowfalls  compared  to  historical  norms.  Most  of the  $787,000 increase in snow removal costs occurred during the first quarter.

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

The  operating  expense ratio (the ratio of operating  and  maintenance  expense compared to rental and property  other income) for the 2003 Core  Properties was
44.7% and 42.2% for 2003 and 2002,  respectively.  This 2.5%  increase  resulted from the 3.1%  increase in total revenue  achieved  through  ongoing  efforts to upgrade and reposition properties for maximum potential being offset by the 8.8%
increase  in  operating  and  maintenance  expense.  In general,  the  Company's operating  expense ratio is higher than that  experienced  in other parts of the country  due to  relatively  high  real  estate  taxes  in its  markets  and the
Company's  practice,  typical in its markets,  of including  heating expenses in base rent.

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

Interest  expense  increased in 2003 by  $7,585,000 as a result of the increased borrowings in connection with  acquisition of the 2003  Acquisition  Communities and a full year of interest  expense for the 2002  Acquisition  Communities.  In addition,  amortization  from  deferred  charges  relating to the  financing  of properties  totaled  $1,483,000  and  $1,014,000,  and was  included in interest expense for 2003 and 2002, respectively.

Included in interest expense are prepayment penalties which decreased in 2003 by
$1,665,000  as compared to 2002. In 2003,  $1,610,000  was recorded in loss from early  extinguishment  of debt in  connection  with  the sale of two of the 2003
Disposed Communities.  During the fourth quarter of 2002, the Company refinanced
$101,341,000 in existing  mortgage debt resulting in new borrowings in excess of
$236,000,000.  The weighted average interest rate of the pre-paid debt was 8.2%, and it was replaced by loans with a weighted  average interest rate of 5.1%. The
Company incurred prepayment penalties from the early extinguishment of this debt of $3,275,000.

Depreciation  and  amortization   expense  increased   $13,383,000  due  to  the
additional  depreciation expense on the 2003 Acquisition  Communities and a full year of depreciation expense for the 2002 Acquisition  Communities,  as well the
incremental   depreciation  on  the  capital   expenditures  for  additions  and
improvements to the Core Properties.

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

Phase  III,  consisting  of the  Company`s  interest  in 38  Upstate  New  York,
Maryland, Ohio and Indiana properties,  was under contract to a qualified buyer.
The  contract  price is $6.8  million  and the  Company  is  working  towards an expected  closing in the first half of 2004.  The buyer is still  engaged in due diligence,  so it is  possible  that  there  may be  some  further  negotiations relating to price and/or the properties to be included in the sale.

At December 31, 2003, the Company  planned during 2004 to pursue the sale of its general partner  interests in one additional  property (two  partnerships)  with
1,057 units. At year end, it did not currently have a contract for this sale but anticipated  a possible  closing in the third  quarter of 2004.  The Company has guarantees to the  partnerships to reimburse  limited  partners for any lost tax credits (totaling $5.7 million) and to fund operating deficits. The property was currently experiencing high vacancy. The regulatory agreement between the entity which owns the property and the State Housing Authority requires a percentage of residents to meet certain income qualifications.  The Company had had difficulty renting the units  subject to those  requirements  to persons it  believed  were economically  qualified to rent the units.  The Company did not anticipate  that occupancy  levels or other aspects of the  operational  outlook would improve in the  foreseeable  future under the regulation  restrictions.  The Company funded operating  deficits of $1.3  million in 2003 and  expected to continue to fund a similar level until the property is sold. The prior  operating  advances are not an indicator of future cash  requirements,  and, in  accordance  with GAAP,  the
Company  will record  impairment  charges as  operating  advances  are  actually incurred.  The net value of the general partnership interests and other loans or assets associated with this property had been reduced to $43,000 at December 31,
2002.  The book value at December  31, 2003 of the  Company's  interest in these partnerships,  was a negative $725,000. The value had been reduced below zero as a function of losses  passed  through to the  Company as general  partner all of which,  or more,  had been funded in cash by the Company.  Since the Company did not  have any  agreements  in  process  with  respect  to a  disposition  of the property,  the  Company  could  not  accurately  estimate  a price at which  the property  may be disposed  of, and it was likely that the Company  would have to pay a third party to purchase  its interest in and assume its  liabilities  with respect to future operating advances to this property.

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

Minority  interest  increased  $4,514,000  due to the effect of the  increase in income allocated to the OP Unitholders,  which is primarily  attributable to the losses associated with the assets associated with the limited partnerships where the Company is a general partner that were present in 2002, which did not repeat during 2003.

Included in discontinued operations for the year ended December 31, 2002 are the operating results, net of minority interest, of twelve, seven and five apartment communities disposed of in 2002, 2003 and 2004, respectively.

Net  income  decreased  $3,141,000  primarily  due to the  one  time  charge  of
$5,000,000  (before minority  interest)  included in 2003 G&A for the restricted stock granted to the  Leenhoutses as more fully described above in the paragraph describing G&A variances.

Liquidity and Capital Resources
-------------------------------

The Company's  principal  liquidity  demands are expected to be distributions to the preferred and common  stockholders  and Operating  Partnership  Unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, stock repurchases and debt repayments. The Company may also acquire equity ownership in other public or private  companies that own and
manage  portfolios  of  apartment   communities.   Management   anticipates  the
acquisition of properties of approximately  $200 million in 2005, although there can be no assurance that such acquisitions will actually occur.

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

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and the line of credit,  it intends to satisfy such  requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of UPREIT Units, proceeds from sales of its common stock through the Dividend  Reinvestment  Plan
("DRIP"), or issuing additional common shares, shares of the Company's preferred stock,  or other  securities.  As of  December 31,  2004,  the Company  owned 23 properties, with 4,153 apartment units, which were unencumbered by debt.

A source of  liquidity  in 2005 is expected  to be from the sale of  properties.
During 2004, the Company sold five  communities for a total sales price of $92.5 million.  The Company sold seven communities during 2003 for a total sales price of $59.3  million.  The Company was able to sell these  properties at an average capitalization  rate of 8.4% and reinvest in the  acquisition of properties with more  growth  potential  at an expected  first year cap rate of 6.8%.  While the capitalization  rate from  dispositions  was 160 basis  points  higher  than for acquisitions,  the Company expects to realize a higher  unleveraged IRR from its acquisitions  due to higher rates of revenue  growth  expected from the acquired properties.  Management has included in its operating plan that the Company will strategically  dispose of assets  totaling  approximately  $50 million  in 2005, although there can be no assurance that such dispositions will actually occur.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock or other  securities.  As of  December  31,  2004,  the Company continued to have available  securities under the registration  statement in the aggregate amount of $144,392,000.

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

In 2000, the Company  obtained an investment  grade rating from Fitch,  Inc. The
Company was assigned an initial  corporate  credit  rating of "BBB"  (Triple-B), with a rating of "BBB-"  (Triple-B  Minus)  for  Series C through E  Convertible
Preferred Stock and Series F Preferred  Stock.  This rating remains in effect as of December 31, 2004.

The issuance of UPREIT Units for property  acquisitions  continues to be a minor source of capital for the Company.  During 2004, the Company issued  $12,100,000 worth of UPREIT Units as  consideration  in acquiring two of the four properties acquired  in the New Jersey  region.  The  remainder  of the  $67,400,000  total purchase price was funded through the assumption of debt and cash. No units were issued in connection  with the two  acquisitions  during 2003.  During 2002, the
Company acquired an 864-unit property for a total purchase price of $81,500,000.
The Company issued UPREIT units valued at  approximately  $11,500,000,  with the balance funded by the assumption of debt and cash.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action did not  establish a target  price or a specific  timetable  for repurchase.  At December  31,  2000,  there was  approval  remaining to purchase
1,326,500  shares.  In 2001, the Board of Directors  approved a  1,000,000-share increase in the stock repurchase  program.  During 2001, the Company repurchased
754,000  shares  and  436,700  UPREIT  Units  at  a  cost  of  $20,600,000   and
$11,900,000,  respectively.  On August 6, 2002 the Board of Directors approved a
2,000,000-share  increase in the stock repurchase program. During 2003 and 2002, there were no shares or UPREIT Units  repurchased  by the Company.  During 2004, the Company repurchased 1,135,800 shares at a cost of $47,426,000.  From January
1, 2005 through February 16, 2005, the Company repurchased  1,300,700 additional shares at a cost of $53,320,000,  leaving a remaining share  authorization level of 699,300  shares.  On February  16, 2005,  the Board of  Directors  approved a
2,000,000  share  increase  in the  stock  repurchase  program,  resulting  in a authorization  level of 2,699,300  shares.  The guidance given for 2005 does not anticipate any additional share repurchase for the remainder of the year. During
2005, the Company will monitor stock prices,  the published net asset value, and acquisition  alternatives  to determine the current best use of capital  between the two major uses of capital - stock buyback and acquisitions.

The Company has a Dividend Reinvestment Plan (the "DRIP"). The DRIP provides the stockholders  of the Company an opportunity to  automatically  invest their cash dividends in common stock. In addition,  eligible  participants may make monthly payments or other  voluntary  cash  investments  in shares of common stock.  The maximum monthly  investment  without prior Company approval is currently $1,000.
The DRIP was amended,  effective April 10, 2001, in order to reduce management's perceived  dilution from issuing new shares at or below the underlying net asset value.  The discount on reinvested  dividends  and optional  cash  purchases was reduced  from  3% to 2%.  The  maximum  monthly  investment  (without  receiving approval from the Company) was reduced from $5,000 to $1,000. As expected, these changes significantly reduced participation in the Plan. Effective  December 10,
2004, the discount was further reduced from 2% to 0%. In addition, in the fourth quarter of 2004,  the  Company  has begun  meeting  share  demand in the program through  share  repurchase  by the  transfer  agent  in the open  market  on the
Company's behalf instead of new share issuance. This removes essentially 100% of the  dilution  caused by  issuing  new shares at a price less than the net asset value in an economic and efficient  manner.  During 2003,  $30,300,000 of common stock was  issued  under  this  plan,  with an  additional  $17,560,000  (net of
$5,978,000 share repurchase) of common stock issued in 2004.

Management  monitors the relationship  between the Company's stock price and its estimated net asset value.  During times when the  difference  between these two values is small,  resulting  in little  "dilution"  of net asset value by common stock issuances,  the Company has the flexibility to satisfy the demand for DRIP shares with stock  repurchased  in the open  market or to issue  waivers to DRIP participants  to provide for investments in excess of the $1,000 maximum monthly investment. No such waivers were granted during 2003 or 2004.

During 2002, the Company extended its revolving line of credit with M&T Bank for a period of three years,  increasing the line from $100,000,000 to $115,000,000.
As of December 31, 2004 the Company had  $58,000,000  outstanding on the line of credit.  Borrowings  under the line of credit  bear  interest  at 1.05% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the
Company's  interest expense and as a result will affect the Company's results of operations and financial  condition.  The Company  renegotiated certain terms of the line of credit effective April 1, 2004,  including a ten basis point drop in the  interest  rate and easing of  certain  covenant  restrictions.  The line of credit expires on September 1,  2005. The Company is evaluating  alternatives to replace or extend the line of credit after September 1, 2005.

The Credit Agreement relating to this line of credit provides for the Company to maintain certain  financial ratios and  measurements.  One of these covenants is that the Company may not pay any  distribution if a distribution,  when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds  the  greater  of:  (i) 90% of funds  from  operations  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's status as a REIT.  During 2004, the Company was in compliance with the covenants.  The Company did not meet the  required  ratio due to the granting of restricted stock to the retiring  Co-CEO's in the fourth quarter of 2003 and the impairment  charges  recorded  in the  fourth  quarter  of 2002.  The funds from operations  payout ratio was 91% and 94%,  respectively,  when  measured for the calendar  years.  Waivers have been granted by the  participating  banks for the excess payout incurred in 2003 and 2002 as indicated  above.  The line of credit has not  been  used  for  long-term  financing  but  adds a  certain  amount  of flexibility,  especially in meeting the Company's  acquisition goals. Many times it is easier to  temporarily  finance  an  acquisition  in a  short-term  nature through the line of credit, with long term secured financing or other sources of capital replenishing the line of credit availability.

On November 23, 2004,  the Company  signed a  supplemental  demand note with M&T
Bank. The note has a maximum principal amount of $42 million.  Borrowings on the note bear interest at 1.25% over the one-month  LIBOR rate.  The demand note was entered into to fund the Company's stock repurchase program.  The Company had no outstanding balance on the note as of December 31, 2004.

As of December 31, 2004, the weighted  average rate of interest on the Company's mortgage debt was 5.96% and the weighted average  maturity of such  indebtedness was  approximately  eight years.  Mortgage debt of $1.6 billion was  outstanding with 89% at fixed rates of interest with staggered  maturities.  This limits the exposure to changes in interest  rates,  minimizing  the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The  Company's  net  cash  provided  by  operating   activities  increased  from
$144,107,000 for the year ended December 31,  2003, to $159,195,000 for the year ended December 31, 2004. The increase was principally due to changes in accounts payable and accrued liabilities. The increase in liabilities over the prior year were primarily related to recording the $5,700,000 to repurchase limited partner interests,  $3,800,000  for a legal  settlement,  bonus  accrual of  $1,500,000, increased  insurance  reserves  of  $2,000,000  over  the  prior  year,  and the recording of a liability of  $1,800,000  in 2004 in relation to state sales tax.
The remainder of the difference is attributable to an increase in trade payables offset by a decrease in other assets.

Net cash used in investing  activities  increased from  $112,025,000  in 2003 to
$165,466,000  in 2004. The increase was  principally  due to the higher level of properties  purchased  in 2004  which  increased  to  $247,500,000  in 2004 from
$92,970,000  in 2003.  Other  changes  included an increase  of  $35,362,000  in proceeds  from sale of property and  business,  offset by a decrease in property additions of $4,131,000, and net advance activity to affiliates of $4,251,000.

The Company's net cash provided by (used in) financing activities increased from using  $35,761,000  in 2003 to providing  $8,243,000 in 2004. In 2004,  proceeds from the sale of common stock totaled $43,095,000.  Debt proceeds,  used to fund property  acquisitions  and  additions,  increased  from  $54,907,000 in 2003 to
$94,038,000 in 2004.  Net  borrowings on the Company's line of credit  increased from a net  repayment  of  $35,000,000  in 2003 to a net  borrowing  position of
$58,000,000 in 2004.

On  February  7, 2005,  the Board of  Directors  approved a dividend of $.63 per share for the period from  October 1, 2004 to  December  31,  2004.  This is the equivalent of an annual distribution of $2.52 per share. The dividend is payable
February 28, 2005 to shareholders of record on February 17, 2005.

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

Revenue Recognition
-------------------

The Operating  Partnership  leases its residential  properties under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result,  deferred  rents  receivable are created when rental income is recognized during the concession period of certain negotiated  leases  and  amortized  over the  remaining  term of the  lease.  In accordance with SFAS No. 141, the Company  recognizes rental revenue of acquired in-place  "above and below"  market leases at their fair value over the weighted average remaining lease term. Property other income, which consists primarily of income from operation of laundry  facilities,  administrative  fees,  garage and carport  rentals and  miscellaneous  charges to residents,  is  recognized  when earned - when the services are provided, or when the resident incurs the charge.

Property  management  fees are  recognized  when earned  based on a  contractual percentage of net monthly cash collected on rental income.

Change in Accounting Estimate
----------------------------

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

Effective  January 1, 2002, the Company  adopted the provisions of SFAS No. 144,
"Accounting  for the Impairment or Disposal of Long Lived Assets." This standard requires (i)  recognition  of an  impairment  loss of the  carrying  amount of a long-lived asset if it is not recoverable  from its undiscounted  cash flows and
(ii)  measurement of an impairment  loss as the difference  between the carrying amount  and fair value of the asset  unless an asset is held for sale,  in which case it would be stated at the lower of carrying amount or fair value less costs to dispose. In addition, SFAS No. 144 also describes a probability-weighted cash flow estimation  approach to deal with situations which  alternative  courses of action  to  recover  the  carrying  amount  of  a  long-lived  asset  are  under consideration or a range is estimated.  The  determination of undiscounted  cash flows  requires  significant  estimates  made by management  (such as estimating future net operating income and estimating fair value upon sale of each property owned) and  considers  the expected  course of action at the balance sheet date.
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

Included in discontinued  operations for the three years ended December 31, 2004 are twenty four  apartment  community  dispositions  (five,  seven and twelve in
2004, 2003 and 2002, respectively). The operations of such apartment communities have been reflected as  discontinued  operations in the  consolidated  financial statements for each of the three years ended December 31, 2004 included  herein.
In  addition,  discontinued  operations  for the year ended  December  31,  2004 includes  the  operating  results,  net of  minority  interest,  of 22  variable interest  entities  ("VIE's")  sold during 2004 and 12 VIE's held for sale as of
December 31, 2004.

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

Federal Income Taxes
--------------------

The Company has elected to be taxed as a real estate  investment  trust ("REIT")
under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31,  1994. As a result, the Company generally is not subject to Federal or State  income  taxation  at the  corporate  level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2004,
2003 and 2002, the Company  distributed in excess of 100% of its taxable income;
accordingly,  no  provision  has  been  made  for  federal  income  taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on  dividends  and must  report  distributions  from the Company as either ordinary income, capital gains, or as return of capital.

Included in total  assets on the  Consolidated  Balance  Sheets are deferred tax assets of $8,737 and $8,394 as of December 31, 2004 and 2003, respectively.  The deferred  tax  assets  were a  result  of the net  losses  associated  with  the affordable property portfolio sales over the past two years. Management does not believe it is more likely than not that these deferred  assets will be used, and accordingly  has recorded a reserve against the deferred tax asset of $8,680 and
$8,185  for the  years  ended  December  31,  2004 and 2003,  respectively.  The deferred tax assets are  associated  with the  Management  Companies who perform certain of the  residential  and  development  activities  of the  Company.  The
Management Companies  historically  provided commercial  management services and provided loan  advances to affordable  housing  entities  owned through  general partnership  interests.  As these activities are no longer provided,  Management does not  currently  believe  there  is a source  for  future  material  taxable earnings  for the  Management  Companies  that  would give rise to value for the deferred tax assets.

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

Effective  December 31, 2004,  the Company has closed on the sale of its general partner  interests  in 26 of its  VIE's.  The  Company  has  under  contract  an additional twelve partnerships, pending lender approval.

Of the  remaining two  properties  (three  partnerships),  with a total of 1,925 units,  the Company  will retain its  ownership  interest  and will  continue to manage one of them  while it  pursues  various  disposition  options.  The other property  (two  partnerships)  is being  disposed  of  through a default  on the non-recourse  financing.  The  Company  has met with the  federal  agency  which insured the repayment of that financing. That agency has agreed that the Company may  continue  to manage the  property  until the agency can auction or sell the loan in a note  sale.  The  note  sale is  expected  to occur  in  March,  2005.
Following  the note sale the Company  expects that it will transfer its interest in this  property to the new note holder in lieu of a  foreclosure,  and that it will cease managing the property.  In January 2005, the Company  repurchased the
limited   partner's   99.99%   interests  in  accordance  with  the  partnership
agreements.  The Company has recorded the $5.7 million  liability to  repurchase these limited  partnership  interests and the resulting  loss on  disposition of property of $5.0  million.  The  Company  does not  anticipate  the need to fund operating deficits and will only participate in the cash flow of the property by receiving  a fee for  managing  the  property  for so long as there is cash flow available.

Due to the sale and contract  referenced above, the results of operations of the
34  limited  partnerships  for the  year  ended  December  31,  2004  have  been consolidated herein and reported as discontinued  operations.  The balance sheet consolidates  the accounts of the remaining twelve of the original 34 properties classified as held for sale as of December 31, 2004. The tables on the following pages show the effects of the VIE's being consolidated.

Home  Properties  determined  that it is not the  primary  beneficiary  in seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs,  of which four have been sold as of  December 31,  2004.  The three remaining  investments  will continue to be accounted for under the equity method.  For those three  investments,  the Company will  continue to record its allocable  share of the  respective  partnership's  income or loss  based on the terms of the  agreement.  To the  extent it is  determined  that the LPs  cannot absorb  their share of the losses,  if any,  the GP will record the LPs share of such losses.  The Company will absorb  such losses to the extent the Company has outstanding  loans or advances and the limited partner has no remaining  capital account.

The  Company,  through its general  partnership  interest in certain  affordable property limited partnerships, has guaranteed the low income housing tax credits to the  limited  partners  for a  period  of  either  five  or ten  years  in 10 partnerships  totaling  approximately $21 million.  Such guarantee  requires the
Company to operate the  properties  in  compliance  with  Internal  Revenue Code
Section  42 for 15  years.  The  weighted  average  number of  compliance  years remaining is  approximately 9 years. In addition,  acting as the general partner in certain  partnerships,  the  Company is  obligated  to advance  funds to meet partnership operating deficits.

The  Company  believes  the  properties'  operations  conform to the  applicable requirements as set forth above. In addition, the Company has required the buyer of its general partner interests in the limited  partnerships to secure releases of the Company's guarantees from the limited partners.

As indicated above, the Company is working towards a complete disposition of its general partner  interests in affordable  properties.  The following table below summarizes  the  effect  of the  consolidation  requirements  of FIN  46R on the balance sheet as of December 31, 2004.

Consolidation Summary of the Balance Sheet as of December, 2004
(in thousands)

                                                     December 31,       Effect of      December 31,
                                                         2004            FIN 46R           2004
                                                   (before FIN 46R)   Consolidation   (as reported)
                                                   ----------------   -------------   -------------
ASSETS
Real estate:
  Land                                                $  402,620         $     -       $  402,620
  Buildings, improvements and equipment                2,642,570               -         2,642,570
  Real estate held for sale or disposal, net                   -          78,711            78,711
                                                      ----------       ---------        ----------
                                                       3,045,190          78,711         3,123,901
  Less:  accumulated depreciation                     (405,919)              -       (405,919)
                                                      ----------       ---------        ----------
         Real estate, net                              2,639,271          78,711         2,717,982

Cash and cash equivalents                                  7,269             656             7,925
Cash in escrows                                           39,528           4,355            43,883
Accounts receivable                                        6,198             466             6,664
Prepaid expenses                                          18,057             167            18,224
Investment in and advances to affiliates                     431      (431)                -
Deferred charges                                           9,918           3,860            13,778
Other assets                                               8,323              17             8,340
                                                      ----------       ---------        ----------
         Total assets                                 $2,728,995       $  87,801        $2,816,796
                                                      ==========       =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                $1,567,085       $  77,637        $1,644,722
Line of credit                                            58,000               -            58,000
Accounts payable                                          24,057             543            24,600
Accrued interest payable                                   7,539           1,337             8,876
Accrued expenses and other liabilities                    26,194             556            26,750
Security deposits                                         22,118             533            22,651
                                                      ----------       ---------        ----------
         Total liabilities                             1,704,993          80,606         1,785,599
                                                      ----------       ---------        ----------

Minority interest                                        303,259           7,516           310,775
                                                      ----------       ---------        ----------

Stockholders' equity                                     720,743      (321)          720,422
                                                      ----------       ---------        ----------
         Total liabilities and stockholders' equity   $2,728,995       $  87,801        $2,816,796
                                                      ==========       =========        ==========

Acquisitions and Dispositions

In 2004, the Company  acquired a total of ten communities  with a total of 2,486 units for total  consideration of approximately  $247,500,000,  or an average of approximately  $99,600 per unit. For the same time period, the Company sold five properties with a total of 1,646 units for total  consideration  of $92,500,000, or an average of $56,200 per unit. The weighted  average expected first year cap rate of the 2004  Acquisition  Communities  was  6.7%  and of the 2004  Disposed
Communities was 8.2%. The weighted average  unleveraged  internal rate of return
(IRR) during the Company's ownership for the properties sold was 13.1%.

In 2003,  the Company  acquired a total of two  communities  with a total of 730 units for total  consideration  of approximately  $92,900,000,  or an average of approximately  $127,200  per unit.  For the same time  period,  the Company sold seven  properties  with a total  of  1,568  units  for  total  consideration  of
$59,300,000,  or an average of $37,800 per unit. The weighted  average  expected first year cap rate of the 2003 Acquisition Communities was 7.3% and of the 2003
Disposed  Communities was 8.7%. The weighted average  unleveraged IRR during the
Company's ownership for the properties sold was 9.5%.

In January  2005,  the Company  acquired a 204-unit  community  in  Westminster,
Maryland.  The total purchase  price of  $19,700,000,  including  closing costs, equates to  approximately  $96,400 per apartment  unit.  Consideration  for this property was funded through the use of the Company's line of credit.  Management expects  a  7.1%  weighted  average  first  year  capitalization  rate  on  this acquisition.

Contractual Obligations and other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September 2005, and has $58,000,000  outstanding at December 31,  2004. The $1.6 billion in mortgage notes payable have varying  maturities  ranging from 1 to 38 years.  The  principal  payments  on the  mortgage  notes  payable for the years subsequent to December 31,  2004, are set forth in the table below as "long-term debt."

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides
for  contingent   rental  payments  based  on  certain  variable   factors.   At
December 31,  2004,  future minimum rental payments required under the lease are
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

On December  1, 2004 the Company  entered  into a lease  agreement  with a third party owner to manage the operations of one of their communities.  The lease has a term of five  years,  but after two  years,  (from the 24th  month to the 36th month) the owner may require us to buy the property.  From the 36th month to the end of the  lease  term,  we have the  right to  require  the  owner to sell the property to the Company.  It is the  Company's  expectation  that closing on the acquisition  of the  property  will  occur no later  than 36  months  after  the commencement of the lease. The estimated future acquisition cost of $140 million is included in the total  purchase  obligations  amount for the year 2007 in the table below.

Purchase  obligations  represent  those costs that the Company is  contractually obligated to in the future. The significant components of this caption are costs for  capital  improvements  at the  Company's  properties,  as well as costs for normal  operating  and  maintenance  expenses at the site level that are tied to
contracts  such  as  utilities,   landscaping   and  grounds   maintenance   and
advertising.  The purchase obligations include amounts tied to contracts some of which  expire in 2005.  It is the  Company's  intention  to renew  these  normal operating contracts;  however,  there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

                                              Payments Due by Period (in thousands)
                                              -------------------------------------
Contractual Obligations      Total       2005        2006        2007         2008        2009    Thereafter
-----------------------      -----       ----        ----        ----         ----        ----    ----------

Long-term debt          $1,644,722    $40,006     $72,295     $198,502    $203,215     $62,952    $1,067,752
Ground lease                 1,120         70          70           70          70          70           770
Operating lease              6,222      1,445       1,016          974         975         929           883
Purchase obligations       158,309     15,916       2,093      140,272          24           4             -
                        ----------    -------     -------     --------    --------     -------    ----------

Total*                  $1,810,373    $57,437     $75,474     $339,818    $204,284     $63,955    $1,069,405
                        ==========    =======     =======     ========    ========     =======    ==========

*    The contractual obligation and other commitments in the table are set forth as required by Item 303(a)(5) of Regulation  5-K  promulgated by the SEC in
     January of 2003 and are not prepared in accordance with  generally-accepted accounting principles.

As  discussed  in the section  entitled  "Off-Balance  Sheet  Investments,"  the
Company,  through  its  general  partnership  interests  in  certain  affordable property limited partnerships, has guaranteed the Low Income Housing Tax Credits to limited partners in 10 partnerships totaling approximately $21,000,000.  With respect to the  guarantee  of the low income  housing tax  credits,  the Company believes the properties  operations  conform to the applicable  requirements (as set forth above in the second  paragraph of the "Off Balance  Sheet  Investment"
section) and does not anticipate any payment on the guarantees. In addition, the
Company,  acting as general  partner in certain  partnerships,  is  obligated to advance funds to meet partnership  operating deficits.  The Company has required the buyers of its  general  partner  interests  in the limited  partnerships  to secure  releases of the Company's  guarantees from the limited partner and/or to indemnify the Company against payment on those guarantees.

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

The following table is a list of the items that management  considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment.  Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

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

The Company estimates that during 2004, approximately $525 per unit was spent on recurring  capital  expenditures.  The table below  summarizes  the breakdown of capital  improvements by major categories  between recurring and  non-recurring, revenue generating capital improvements as follows:

                                             For the year- ended December 31,
                                           (in thousands, except per unit data)
                                                            2004                                               2003
                           ----------------------------------------------------------------------   -------------------------
                                                         Non-
                            Recurring        Per    Recurring       Per   Total Capital       Per   Total Capital         Per
                               Cap Ex    Unit(a)       Cap Ex   Unit(a)    Improvements   Unit(a)    Improvements     Unit(a)
                               ------    -------       ------   -------    ------------   -------    ------------     -------
New Buildings                    $  -        $ -       $3,702      $ 91         $ 3,702      $ 91         $ 1,840       $  47
Major building improvements     3,721         91       15,958       390          19,679       481          20,929         537
Roof replacements               1,422         35        2,429        59           3,851        94           4,226         109
Site improvements               1,363         33        8,003       196           9,366       229           7,666         197
Apartment upgrades              2,685         66       23,982       587          26,667       653          34,017         873
Appliances                      2,230         55        1,987        49           4,217       104           4,720         121
Carpeting/Flooring              7,001        171        3,670        90          10,671       261          11,774         302
HVAC/Mechanicals                2,062         50       12,129       297          14,191       347          13,136         337
Miscellaneous                     915         24        2,553        62           3,468        86           3,389          87
                              -------       ----      -------    ------        --------    ------        --------      ------
Totals                        $21,399       $525      $74,413    $1,821        $ 95,812    $2,346        $101,697      $2,610

(a)  Calculated  using the weighted  average  number of units  owned,  including
     38,560 core units, 2003 acquisition units of 730 and 2004 acquisition units of 1,593 for the  year-ended  December  31,  2004 and 38,560 core units and
     2003 acquisition units of 386 for the year-ended December 31, 2003.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                             For the year- ended December 31,
                                           (in thousands, except per unit data)
                                                            2004                                               2003
                           ----------------------------------------------------------------------   -------------------------
                                                         Non-
                            Recurring        Per    Recurring       Per   Total Capital       Per   Total Capital         Per
                               Cap Ex       Unit       Cap Ex      Unit    Improvements      Unit    Improvements        Unit
                               ------    -------       ------   -------    ------------   -------    ------------     -------
Core Communities              $20,183        525      $70,968    $1,840        $ 91,151    $2,365        $101,398      $2,630
2004 Acquisition Communities      834        525        2,562     1,608           3,396     2,133               -           -
2003 Acquisition Communities      382        525          883     1,209           1,265     1,734             299         774
                              -------       ----      -------     ------        --------    ------       --------       ------
Sub-total                      21,399        525       74,413     1,821          95,812     2,346         101,697       2,610
2004 Disposed Communities         699        525        1,844     1,379           2,543     1,904           3,014       1,831
2003 Disposed Communities           -          -            -         -               -         -             752         863
Corporate office
  expenditures(1)                   -          -            -         -           4,345         -             883           -
                              -------       ----      -------    ------        --------    ------       --------       ------
                              $22,098       $525      $76,257    $1,806        $102,700    $2,331       $106,346       $2,546

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

During the past few years,  there has been media  attention given to the subject of mold in residential communities.  The Company has responded to this attention
by  providing  to  its  community   management  the  Company's   "Operation  and
Maintenance Plan For the Control of Moisture" ("The Plan").  The Plan,  designed to analyze and manage all exposures to mold, has been  implemented at all of the
Company's communities.  There have been only limited cases of mold identified to management  due to the  application  and  practice of The Plan.  No condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to mold.

New Accounting Pronouncements
-----------------------------

In May 2003, FASB issued SFAS 150, "Accounting for Certain Financial Instruments
with Characteristics of Both Liabilities and Equity." This Statement establishes
standards  for  how  an  issuer   classifies  and  measures  certain   financial
instruments with  characteristics  of both  liabilities and equity.  It requires that an issuer  classify a  financial  instrument  that is within its scope as a liability (or an asset in some  circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June
15, 2003. The Company adopted this pronouncement for the year ended December 31,
2004,  and it did  not  have a  material  impact  on the  Company's  results  of operations, financial position or liquidity.

In December  2003,  the FASB issued  Interpretation  No. 46R,  Consolidation  of
Variable   Interest  Entities   ("FIN 46R").   This   interpretation   addresses
consolidation by business enterprises of variable interest entities in which the equity  investment at risk is not sufficient to permit the entity to finance its activities without additional  subordinated financial support from other parties or  in  which  the  equity  investors  do  not  have  the  characteristics  of a controlling financial interest. This interpretation requires a variable interest entity to be  consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest  entity's  activities or entitled
to  receive  a  majority  of  the  entity's   residual   returns  or  both.  The
interpretation  also requires  disclosures about variable interest entities that the company is not  required to  consolidate  but in which it has a  significant variable  interest.  Effective  March 31, 2004, the Company adopted FIN 46R. See footnotes #1 and #3 to the financial  statements  for a discussion of the impact on the Company from the adoption of FIN 46R.

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
position or liquidity.

In November  2004,  the FASB issued EITF Issue 04-8 "The Effect of  Contingently
Convertible Debt on Diluted Earnings Per Share". EITF 04-8 addresses a number of issues  relating to issued  securities  with  embedded  market price  contingent conversion features,  which includes  contingently  convertible preferred stock, and the impact on the  calculation  of earnings per share on a quarterly  basis.
The EITF is effective for periods  ending after  December 15, 2004.  The Company adopted the provisions of this EITF for the year ended December 31, 2004, and it did not have a material impact on the Company's results on operations, financial position or liquidity.

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
No. 123R Share Based  Payment  (SFAS No.  123R).  The statement is a revision of
SFAS No. 123 Accounting for  Stock-Based  Compensation.  SFAS No 123R supersedes
APB Opinion No. 25  Accounting  for Stock Issued to  Employees,  and its related implementation  guidance. SFAS 123R requires that entities recognize the cost of employee  services  received in exchange for awards of equity  instruments (i.e.
stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal periods  beginning after December 15, 2005. On
January 1, 2003,  the Company  adopted the provisions of SFAS No. 148 Accounting for Stock-Based  Compensation - Transition and Disclosure,  an Amendment to SFAS
No. 123. Effective on that date, the Company began recognizing compensation cost related to stock option  grants.  Based upon the Company's  adoption of SFAS No.
148, the issuance of SFAS No. 123R will have no impact on the Company's  results of operations, financial position or liquidity.

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different  times.  Starting in 2002 and continuing into 2004 many regions of the United States have experienced  varying degrees of economic  recession  and  certain  recessionary  trends,  such  as  a  temporary reduction  in  occupancy  and  reduced  pricing  power  limiting  the ability to aggressively  raise  rents.  In light of this,  we will  continue  to review our business  strategy;  however,  we believe that given our  property  type and the geographic regions in which we are located,  we do not anticipate any changes in our strategy or material effects in financial performance.

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
During December 2003, the state's governor signed legislation which included the
REIT tax  provisions.  Based upon this,  Company's tax counsel  expects that the outstanding  litigation should now be able to be resolved.  Effective January 1,
2003, the Company  reorganized  the ownership of Home  Properties  Trust,  which should  subject  the  Company to a much  lower  level of tax going  forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39,000,  including interest. The 1999-2001 tax years will take time to resolve;
however,  the Company's  outside counsel still maintains that the Company should not have any additional liability.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31,  2002.  The total cost to the  Company as a result of the audit  amounted to
$861,000.  This was included in the first quarter results and allocated $448,000 to expense and $413,000 capitalized to real estate assets for improvements.

As a result of this audit,  during the second  quarter the Company  examined its sales and use tax compliance in the other states in which the Company  operates.
Based upon its internal analysis, the Company estimated its liability as of June
30, 2004 in those states where it found  non-compliance and recorded at June 30,
2004 a liability of $1,712,000.  This was included in the second quarter results and allocated $761,000 to expense and $951,000 capitalized to real estate assets for improvements.  The liability recorded relates to the period beginning on the later of: (i) the date the Company first  purchased  property in the  applicable state;  or (ii)  January 1, 1997 and ending on June 30, 2004.  In addition,  the
Company  increased  the  liability  for sales tax  exposure  by $68,000  for the six-month  period  ended  December  31, 2004.  The Company  recognizes  that the liability recorded is an estimate and that the actual tax liability that will be paid in the future may be less than or greater than this  estimate.  The Company has determined that the likely range is between  $1,325,000 and $2,300,000.  The
Company has filed voluntary disclosure  agreements with the four states where it has financial  exposure.  Once an official agreement is reached with each state, assuming the statute of limitations for voluntary disclosure is respected, there is a potential to reverse up to approximately  $440,000 of prior period accruals in 2005.  The  portion of this  reduction  that would  affect the  statement  of operations is approximately $230,000.

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative Redeemable Preferred Stock Articles
Supplementary to the Company's  Articles of  Incorporation,  of 1.75 to 1.0. The
fixed  charge  coverage  ratio and the  components  thereof do not  represent  a measure of cash generated from operating activities in accordance with generally accepted  accounting  principles  and are  not  necessarily  indicative  of cash available to fund cash needs. Further, this ratio should not be considered as an alternative measure to net income as an indication of the Company's  performance or of cash flow as a measure of  liquidity.  The Company has been in  compliance with the covenant since the Series F Preferred Stock was issued.  If the Company fails to be in compliance with this covenant for six or more consecutive  fiscal quarters, the holders of the Series F Preferred Stock would be entitled to elect two directors to the board of directors of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

The  Company's  primary  market risk exposure is interest rate risk. At December
31, 2004 and December 31,  2003, approximately 89% and 98%, respectively, of the
Company's debt bore interest at fixed rates with a weighted  average maturity of
approximately  8  and  9  years  and  a  weighted   average   interest  rate  of
approximately  6.23% and 6.47%,  respectively,  including  the $34.0 million and
$25.2 million of debt,  respectively which has been swapped to a fixed rate. The remainder of the Company's debt bears interest at variable rates with a weighted average  maturity of approximately 8 and 2 years,  respectively,  and a weighted average interest rate of 2.98% and 2.32%, respectively, at December 31, 2004 and
December 31,  2003. The Company does not intend to utilize a significant  amount of  permanent  variable  rate  debt to  acquire  properties  in the  future.  On occasion,  the Company may use its line of credit in connection  with a property acquisition  with the  intention  to  refinance  at a later  date.  The  Company believes,  however,  that in no event would  increases in interest  expense as a result of inflation significantly impact the Company's distributable cash flow.

At December  31, 2004 and  December  31,  2003,  the  interest  rate risk on $34 million and $25.2  million,  respectively  of such  variable  rate debt has been mitigated  through the use of interest rate swap  agreements  (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the  counter-parties to the Swaps. The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions.  The Swaps  effectively  convert an  aggregate  of $34  million at
December 31, 2004 in variable  rate  mortgages  to fixed rates of 5.35%,  5.39%,
8.22%  and 8.40%  and $25.2  million  at  December  31,  2003 in  variable  rate mortgages to fixed rates of 5.91%, 8.22% and 8.40%.

At December  31, 2004 and December  31,  2003,  the fair value of the  Company's fixed rate  debt,  including  the $34  million at  December  31,  2004 and $25.2 million at December  31,  2003 which was swapped to a fixed rate,  amounted to a liability  of $1.7  billion  and $1.5  billion,  respectively,  compared  to its carrying  amount of $1.64  billion and $1.4 billion,  respectively.  The Company estimates that a 100 basis point  increase in market  interest rates at December
31, 2004 would have changed the fair value of the Company's fixed rate debt to a liability of $1.63 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain funds through  additional  equity  offerings or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative  financial  instruments  for trading or speculative  purposes.  As of
December 31, 2004, the Company had no other material exposure to market risk.

Additional  disclosure about market risk is incorporated  herein by reference to the discussion  under the heading "Results of Operations" in Item 7: Managements
Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The financial  statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
     Financial Disclosure
     --------------------

None.

Item 9A. Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

The Company  maintains  disclosure  controls and procedures that are designed to ensure  that  information  required  to be  disclosed  in the  reports  filed or submitted by the Company under the Securities  Exchange Act of 1934 is recorded, processed,  summarized  and reported  within the time  periods  specified in the
Securities and Exchange  Commission's rules and forms, and that such information is  accumulated  and  communicated  to the  officers  who certify the  Company's financial reports and to the other members of senior management and the Board of
Directors.

The principal executive officer and principal financial officer evaluated, as of
December 31, 2004, the  effectiveness of the disclosure  controls and procedures
(as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act")  and  have  determined  that  such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified  in connection  with that  evaluation,  or that  occurred  during the fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably  likely to materially  affect,  the Company's  internal control over financial reporting. The Company has not identified any material weaknesses in its internal controls.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

The  Company's  management  is  responsible  for  establishing  and  maintaining adequate internal control over financial  reporting,  as such term is defined in
Exchange  Act Rule  13a-15(f).  Because of its  inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of  effectiveness to future periods are subject to the risk that controls may become  inadequate  because of changes in conditions,
or  that  the  degree  of  compliance   with  the  policies  or  procedures  may
deteriorate.  The  Company's  internal  control  over  financial  reporting is a process  designed  under the  supervision of the Company's  principal  executive
officer  and  principal  financial  officer  to  provide  reasonable   assurance
regarding the  reliability  of financial  reporting and the  preparation  of the
Company's  financial  statements for external  reporting  purposes in accordance with the United States of America generally accepted accounting principles.

Under the supervision and with the  participation  of management,  including the
Company's  principal  executive  officer and principal  financial  officer,  the
Company  conducted an evaluation of the  effectiveness  of its internal  control over financial reporting based on the framework in Internal Control - Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission.  Based on its evaluation under that framework,  management concluded that the Company's internal control over financial reporting was effective as of
December 31, 2004.

Management's  assessment of the effectiveness of the Company's  internal control
over  financial   reporting  as  of  December  31,  2004  has  been  audited  by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management's  assessment  and on the  effectiveness  of the  Company's  internal control over financial reporting as of December 31, 2004.

Item 9B. Other Information
--------------------------

On November 2, 2004, the Board of Directors  approved director  compensation for
2005. A summary sheet detailing 2005  compensation is attached to this report as
Exhibit 10.72.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors
---------

The Board of Directors (the "Board") currently  consists of twelve members,  two of whom were  appointed  by the Board in 2004 and are,  therefore,  standing for election  by the  shareholders  for the  first  time.  The  terms for all of the directors of Home Properties expire at the 2004 Shareholders' Meeting.

The  information  sets forth,  as of February 24, 2005, for each director of the
Company  such  director's  name,  experience  during the last five years,  other directorships held, age and the year such director was first elected as director of the Company.

                                              Year First
       Name of Director           Age      Elected Director
       ----------------           ---      ----------------
William Balderston, III           77             1994
Josh E. Fidler                    49             2004
Alan L. Gosule                    64             1996
Leonard F. Helbig, III            59             1994
Roger W. Kober                    71             1994
Nelson B. Leenhouts               69             1993
Norman Leenhouts                  69             1993
Edward J. Pettinella              53             2001
Clifford W. Smith, Jr.            58             1994
Paul L. Smith                     69             1994
Thomas S. Summer                  51             2004
Amy L. Tait                       46             1993

William Balderston, III has been a director of the Company since 1994. From 1991 to the end of 1992, he was an Executive  Vice  President of The Chase  Manhattan
Bank,  N.A. From 1986 to 1991, he was President and Chief  Executive  Officer of
Chase Lincoln First Bank,  N.A., which was merged into The Chase Manhattan Bank,
N.A. He is a Senior  Trustee of the  University of Rochester and a member of the
Board of Governors of the University of Rochester Medical Center. Mr. Balderston
is a graduate of Dartmouth College.

Josh E. Fidler has been a director of the Company since August, 2004. Mr. Fidler is a General  Partner and  co-founder  of Boulder  Ventures,  Ltd., a manager of venture capital funds,  which has been in operation  since 1995.  Since 1985, he has also been a principal  in a  diversified  real estate  development  business known as The Macks Group.  In 1999, the Company  acquired 3,297  apartment units from  affiliates  of The Macks  Group.  Mr.  Fidler was also a principal  of the entity which owned a 240-unit apartment community which the Company purchased in
2004.  He is a graduate of Brown  University  and received a law degree from New
York University. Mr. Fidler is a member of the Maryland Region Advisory Board of
SunTrust Bank and the Board of Trustees of The Park School.

Alan L. Gosule,  has been a director of the Company  since 1996.  Mr. Gosule has been a partner in the law firm of Clifford  Chance US LLP,  New York,  New York, since August 1991 and prior to that time was a partner in the law firm of Gaston
& Snow.  He serves as Regional  Head of the  Clifford  Chance US LLP Real Estate
Department for the Americas.  Mr. Gosule is a graduate of Boston  University and its Law School and received an LL.M. from Georgetown University. Mr. Gosule also serves on the Board of  Directors  of MFA  Mortgage  Investments,  Inc.  He is a
member of the Board of Advisors of Paloma,  LLC, which is the general partner of
Simpson  Housing  Limited  Partnership,  and is a voting trustee of F.L.  Putnam
Investment Management Company.

Leonard F.  Helbig,  III has been a director  of the Company  since 1994.  Since
September  2002 he has  served as a  Director  of  Integra  Realty  Advisors  in
Philadelphia.  Between 1980 and 2002 he was  employed  with Cushman & Wakefield,
Inc. From 1990 until 2002,  Mr. Helbig served as President,  Financial  Services for Cushman & Wakefield,  Inc.. Prior to that and since 1984, Mr. Helbig was the
Executive Managing Director of the Asset Services and Financial Services Groups.
He was a member of that firm's Board of Directors and Executive  Committee.  Mr.
Helbig  is a member  of the  Urban  Land  Institute,  the  Pension  Real  Estate
Association and the International  Council of Shopping Centers.  Mr. Helbig is a
graduate of LaSalle  University  and holds the MAI  designation  of the American
Institute of Real Estate Appraisers.

Roger W. Kober has been a director  of the  Company  since  1994.  Mr.  Kober is currently  a  member  of the  Advisory  Board  of  Rochester  Gas  and  Electric
Corporation,  an Energy  East  Company.  He was  employed by  Rochester  Gas and
Electric  Corporation  from 1965 until his  retirement on January 1, 1998.  From
March  1996 until  January  1, 1998,  Mr.  Kober  served as  Chairman  and Chief
Executive Officer of Rochester Gas and Electric  Corporation.  He is a member of the Board of Trustees of  Rochester  Institute  of  Technology.  Mr.  Kober is a
graduate of  Clarkson  College and holds a Masters  Degree in  Engineering  from
Rochester Institute of Technology.

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
Mr.  Leenhouts also currently serves as a Senior Advisor to the Company pursuant to an Employment Agreement with a term that expires on December 31, 2006. Nelson
Leenhouts was the founder,  and a co-owner,  together with Norman Leenhouts,  of
Home Leasing,  and has served as President of Home Leasing  since 1967.  He is a member of the Board of Directors of the Genesee  Valley  Trust  Company.  Nelson
Leenhouts is a graduate of the  University of Rochester.  He is the twin brother of Norman Leenhouts.

Norman P.  Leenhouts  has  served as Board  Co-Chair  since  his  retirement  as
Co-Chief  Executive  Officer  effective  January 1, 2004. He had served as Board
Chair,  Co-Chief  Executive  Officer  and a director  of the  Company  since its inception in 1993. Since their  formation,  he has also served as Board Chair of
HP Management and as a director of HPRS, which he also has served as Board Chair since  2000.  Mr. Leenhouts  also  currently  serves as a Senior  Advisor to the
Company pursuant to an Employment Agreement with a term that expires on December
31, 2006.  Norman Leenhouts is a co-owner,  together with Nelson  Leenhouts,  of
Home Leasing and has served as Board Chair of  Home Leasing  since 1971. He is a member of the Board of Trustees of the University of Rochester, Roberts Wesleyan
College, The Charles E. Finney School and the Free Methodist  Foundation,  where he also serves as Board Chair.  He is a graduate of the  University of Rochester and  is a  certified  public  accountant.  He is  the  twin  brother  of  Nelson
Leenhouts.

Edward J. Pettinella has served as President and Chief Executive  Officer of the
Company  since  January 1, 2004.  He is also a director.  He was  previously  an
Executive Vice  President and director  since February 2001,  when he joined the
Company.  He has also served as an Executive Vice President of HP Management and
HPRS since May 2002.  From 1997 until February 2001,  Mr.  Pettinella  served as
President,  Charter One Bank (NY  Division)  and  Executive  Vice  President  of
Charter One  Financial,  Inc. From 1980 through 1997, Mr.  Pettinella  served in several managerial  capacities for Rochester Community Savings Bank,  Rochester,
NY,  including  the  positions of Chief  Operating  Officer and Chief  Financial
Officer.  Mr. Pettinella  serves on the  Board of  Directors  of  United  Way of
Greater  Rochester,   Rochester  Business  Alliance,   The  Lifetime  Healthcare
Companies,  National Multi Housing Counsel, State University at Geneseo, Geneseo
Foundation,   Syracuse  University  School  of  Business  and  YMCA  of  Greater
Rochester.  He is also on the Board of Governors of National Association of Real
Estate Investment Trusts and is a member of Urban Land Institute. Mr. Pettinella is a graduate  of the State  University  at  Geneseo  and holds an MBA Degree in finance from Syracuse University.

Clifford W. Smith,  Jr. has been a director of the Company since 1994. Mr. Smith is the Epstein  Professor of Finance of the William E. Simon Graduate  School of
Business Administration of the University of Rochester, where he has been on the faculty since 1974. He has written  numerous  books and articles on a variety of financial,  capital  markets and risk  management  topics and has held editorial positions for a variety of journals. Mr. Smith is a graduate of Emory University and has a PhD from the University of North Carolina at Chapel Hill.

Paul L. Smith has been a director of the Company  since  1994.  Mr.  Smith was a director,  Senior Vice President and the Chief Financial  Officer of the Eastman
Kodak  Company from 1983 until he retired in 1993. He is currently a director of
Constellation  Brands,  Inc. He is also a member of the Board of Trustees of the
George  Eastman House and Ohio Wesleyan  University.  Mr. Smith is a graduate of
Ohio   Wesleyan   University   and  holds  an  MBA   Degree  in   finance   from
Northwestern University.

Thomas S. Summer has been a director  of the Company  since  August,  2004.  Mr.
Summer has been the  Executive  Vice  President and Chief  Financial  Officer of
Constellation  Brands, Inc. since 1997. Prior to that, he held various positions in financial  management with Cardinal Health,  Inc., PepsiCo,  Inc., and Inland
Steel  Industries.  He is also a  member  of the  Boards  of  Wilson  Greatbatch
Technologies,  Rochester Philharmonic  Orchestra,  and AIDS Rochester,  Inc. Mr.
Summer is a graduate  of Harvard  University  and holds an MBA degree in finance and accounting from the University of Chicago.

Amy L. Tait has served as a director of the Company since its inception in 1993.
Effective  February 15,  2001,  Mrs.  Tait  resigned her  full-time  position as
Executive Vice President of the Company and as a director of HP Management.  She is currently  the  principal of Tait Realty  Advisors,  LLC, and  continued as a consultant in the Company pursuant to a consulting  agreement that terminated on
February  15,  2002.  Mrs.  Tait  joined Home  Leasing in 1983 and held  several positions  with the Company,  including  Senior and Executive Vice President and
Chief  Operating  Officer.  She  currently  serves  on the M&T  Bank  Regional
Advisory Board and the boards of the United Way of Rochester,  Princeton Club of
Rochester, Al Sigl Center, Center for Governmental Research,  Allendale Columbia
School, and Monroe County Center for  Entrepreneurship.  Mrs. Tait is a graduate of  Princeton  University  and holds an MBA from the  William E. Simon  Graduate
School of Business  Administration  of the  University of Rochester.  She is the
daughter of Norman Leenhouts.

See Item 4A in Part I hereof for information regarding executive officers of the
Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
---------------------------------------------------------------------

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written  representations that no other reports were required  during the fiscal year ended  December  31,  2004,  all Section  16(a)
filing requirements applicable to its executive officers,  directors and greater than 10% beneficial owners were satisfied, except that the following events were not reported on a timely-filed Form 4 but were subsequently  reported on Form 4:
(i) the issuance under the Company's Deferred Bonus Plan of 54 shares to Johanna
Falk at the end of her  deferral  period;  (ii) the issuance of 4 gift shares to
Janine  Schue from the  Company;  (iii) the issuance of 704 shares to Amy Tait's spouse pursuant to the Company's Dividend Reinvestment and Direct Stock Purchase
Plan as a result  of 7,062  shares of her  spouse's  stock  being  inadvertently enrolled  in dividend  reinvestment;  (iv) the  transfer of 6,036  shares from a custodial  account  controlled  by  Norman  Leenhouts  to  a  custodial  account controlled  by Amy Tait;  (v) the gift of 1,300 shares from Norman  Leenhouts to
Amy Tait;  and (vi) the deposit of 96 shares  into John  Smith's  401-K  account through dividend reinvestment transactions.

Audit Committee, Audit Committee Independence and Financial Expert
------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders  of the Company to be held on May 6, 2005 under "Audit  Committee."
The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Stockholder Nominations to Board
--------------------------------

The information required by this item is incorporated herein by reference to the
Company's  Proxy Statement to be issued in connection with the Annual Meeting of
Stockholders  of the  Company  to be  held  on  May  6,  2005  under  "Board  of
Directors."  The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

Code of Ethics
--------------

The  Company  has  adopted a Code of  Business  Conduct and Ethics and a Code of
Ethics for Senior  Financial  Officers,  both which apply to the Company's Chief
Executive Officer, Chief Financial Officer, Chief Accounting Officer,  Treasurer
and  Controller.   Both  codes  are  available  on  the  Company's   website  at
www.homeproperties.com  under  the  heading  "Investment  Information,  Investor
Overview".  In addition,  the Company will provide a copy of the codes to anyone without  charge,  upon  request  addressed  to the  Corporate  Secretary at Home
Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

The Company  intends to disclose any  amendment to its Code of Ethics on its Web site. In addition,  in the event that the Company waives compliance by its Chief
Executive Officer,  principal financial officer, principal accounting officer or
Controller,  or persons performing similar functions, of any of the standards of its Code of Conduct,  the Company will post on its Web site within four business days the  nature of the waiver in  satisfaction  of its  disclosure  requirement under Item 5.05 of Form 8-K.

Corporate Guidelines and Committee Charters
-------------------------------------------

The Board of Directors has adopted corporate  Governance  Guidelines and revised charters in compliance  with  applicable law and NYSE listing  standards for the
Company's Audit,  Compensation,  Corporate Governance Nominating Committees, and
Real Estate Investment  Committee.  The Guidelines and charters are available on the Company's Web site, www.homeproperties.com,  and by request addressed to the
Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New
York 14604.

Item 11. Executive Compensation
-------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of the  Stockholders  of the  Company to be held on May 6,  2005  under  "Executive
Compensation."  The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.  Securities  Ownership of Certain  Beneficial Owners and Management and
Related Stockholder Matters
---------------------------

The  information  required  by this Item,  including  Equity  Compensation  Plan
Information,  is  incorporated  herein  by  reference  to  the  Company's  proxy statement to be issued in connection  with the Annual Meeting of Stockholders of the  Company  to be held on May 6, 2005  under  "Security  Ownership  of Certain
Beneficial   Owners  and  Management"  and  under  "Equity   Compensation   Plan
Information." The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders  of  the  Company  to  be  held  on  May  6,  2005  under  "Certain
Relationships  and  Transactions."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders of the Company to be held on May 6, 2005 under "Report of the Audit
Committee" and  "Principal  Accounting  Fees and Services." The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1 and 2.  Financial Statements and Schedule

The  financial  statements  and schedule  listed below are filed as part of this annual report on the pages indicated.

                              HOME PROPERTIES, INC.

                        Consolidated Financial Statements
                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Balance Sheets
         as of December 31, 2004 and 2003                                  F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2004, 2003 and 2002              F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2004, 2003 and 2002              F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2004, 2003 and 2002              F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2004, 2003 and 2002              F-7

Notes to Consolidated Financial Statements                                 F-8

Schedule II:
         Valuation and Qualifying Accounts                                 F-44

Schedule III:
         Real Estate and Accumulated Depreciation                          F-45

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

2.33 Contribution   Agreement   among  Home   Properties  of  New  York,   L.P.,
     Gateside-Bryn  Mawr  Company,  L.P.,  Willgold  Company,   Gateside-Trexler
     Company,  Gateside-Five Points Company, Stafford Arms,  Gateside-Queensgate
     Company,  Gateside  Malvern  Company,  King Road  Associates and Cottonwood
     Associates

2.34 Contribution  Agreement  between Old Friends  Limited  Partnership and Home
     Properties of New York, L.P. and Home Properties of New York,  Inc.,  along with Amendments Number 1 and 2 thereto

2.35 Contribution  Agreement between Deerfield Woods Venture Limited Partnership and Home Properties of New York, L.P.

2.36 Contribution  Agreement between Macomb Apartments  Limited  Partnership and
     Home Properties of New York, L.P.

2.37 Contribution  Agreement  between  Home  Properties  of New York,  L.P.  and
     Elmwood Venture Limited Partnership

2.38 Sale Purchase and Escrow  Agreement  between Bank of America as Trustee and
     Home Properties of New York, L.P.

2.39 Contribution  Agreement  between Home  Properties of New York,  L.P.,  Home
     Properties of New York, Inc. and S&S Realty, a New York General Partnership
     (South Bay)

2.40 Contribution  Agreement between Hampton Glen Apartments Limited Partnership and Home Properties of New York, L.P.

2.41 Contribution Agreement between Home Properties of New York, L.P. and Axtell
     Road Limited Partnership

2.42 Contribution  Agreement  between Elk Grove  Terrace II and III,  L.P.,  Elk
     Grove Terrace, L.P. and Home Properties of New York, L.P.

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
     New York, Inc.

3.11 Articles of Amendment to the Articles of  Incorporation  of Home Properties
     of New York, Inc.

3.12 Amendment  Number One to Home  Properties  of New York,  Inc.  Amended  and
     Restated Bylaws

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

4.27 Amendment No. One to Home Properties of New York, Inc. Deferred Bonus Plan

4.28 Amended and Restated Director Deferred Compensation Plan

4.29 Amendment No. Two to Deferred Bonus Plan

4.30 Amendment  Number One to Sixth Amended and Restated  Dividend  Reinvestment
     and Direct Stock Purchase Plan

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

10.8 Home Properties Trust Declaration of Trust, dated September 19, 1997

10.13Indemnification  Agreement  between Home  Properties of New York,  Inc. and certain officers and directors

10.15Indemnification  Agreement  between Home  Properties of New York,  Inc. and
     Alan L. Gosule

10.17Agreement of Operating  Sublease,  dated October 1, 1986,  among KAM, Inc.,
     Morris  Massry  and  Raintree  Island  Associates,  as  amended  by  Letter
     Agreement Supplementing Operating Sublease dated October 1, 1986

10.26Amendment No. Nine to the Second Amended and Restated  Agreement of Limited
     Partnership of the Operating Partnership

10.27Master Credit Facility  Agreement by and among Home Properties of New York,
     Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home
     Properties of New York, L.P. and P-K Partnership doing business as Patricia
     Court and Karen Court and WMF Washington Mortgage Corp., dated as of August
     28, 1998

10.28First Amendment to Master Credit Facility  Agreement,  dated as of December
     11, 1998 among Home  Properties of New York,  Inc.,  Home Properties of New
     York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P.
     and P-K  Partnership  doing  business as Patricia Court and Karen Court and
     WMF Washington Mortgage Corp. and Fannie Mae

10.29Second  Amendment to Master Credit Facility  Agreement,  dated as of August
     30, 1999 among Home  Properties of New York,  Inc.,  Home Properties of New
     York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P.
     and P-K  Partnership  doing  business as Patricia Court and Karen Court and
     WMF Washington Mortgage Corp. and Fannie Mae

10.30Amendments  Nos. Ten through  Seventeen to the Second  Amended and Restated
     Limited Partnership Agreement

10.31Amendments  Nos.  Eighteen  through  Twenty- Five to the Second Amended and
     Restated Limited Partnership Agreement

10.32Credit Agreement,  dated 8/23/99 between Home Properties of New York, L.P.,
     certain   lenders,   and   Manufacturers   and  Traders  Trust  Company  as
     Administrative Agent

10.33Amendment  No.  Twenty-Seven  to the Second  Amended and  Restated  Limited
     Partnership Agreement

10.34Amendments Nos.  Twenty-Six and  Twenty-Eight  through Thirty to the Second
     Amended and Restated Limited Partnership Agreement

10.37 2000 Stock Benefit Plan

10.39Purchase  Agreement  between  Home  Properties  of New York,  Inc.  and The
     Equitable Life Assurance Society of the United States

10.41Home  Properties  of New  York,  L.P.  Amendment  Number  One to  Executive
     Retention Plan

10.42Amendments  No.  Thirty-One  and  Thirty-Two  to  the  Second  Amended  and
     Restated Limited Partnership Agreement

10.49Amendment  No.  Thirty  Three to the Second  Amended and  Restated  Limited
     Partnership Agreement

10.50Amendment  No.  Thirty  Five to the Second  Amended  and  Restated  Limited
     Partnership Agreement

10.51Amendment  No.  Forty  Two to  the  Second  Amended  and  Restated  Limited
     Partnership Agreement

10.52Amendments Nos. Thirty Four,  Thirty Six through Forty One, Forty Three and
     Forty Four to the Second Amended and Restated Limited Partnership Agreement

10.57Amendment Nos.  Forty-Five  through  Fifty-One to the Second  Amendment and
     Restated Limited Partnership Agreement

10.58Home Properties of New York,  Inc.  Amendment No. One to 2000 Stock Benefit
     Plan

10.59Home Properties of New York,  Inc.  Amendment No. Two to 2000 Stock Benefit
     Plan

10.60Amendment  Nos.  Fifty-Two to Fifty-Five to the Second Amended and Restated
     Limited Partnership Agreement

10.61Amendment Nos.  Fifty-Six to Fifty-Eight to the Second Amended and Restated
     Limited Partnership Agreement

10.62 Amendment No. Two to Credit Agreement

10.63Purchase  and Sale  Agreement,  dated as of  January  1,  2004  among  Home
     Properties of New York,  L.P.,  Home Properties  Management,  Inc. and Home
     Leasing, LLC, dated January 1, 2004

10.64Amendment  Nos.  Fifty-Nine  through  Sixty-Seven to the Second Amended and
     Restated Limited Partnership Agreement

10.65Home  Properties  of New  York,  Inc.  Amendment  No.  Three to 2000  Stock
     Benefit Plan

10.66Employment   Agreement,   dated  as  of  October  28,  2003   between  Home
     Properties, L.P., Home Properties, Inc., and Nelson B. Leenhouts

10.67Employment   Agreement,   dated  as  of  October  28,  2003   between  Home
     Properties, L.P., Home Properties, Inc. and Norman B. Leenhouts

10.68 Home Properties of New York, Inc. 2003 Stock Benefit Plan

10.69Amendment  Number  Two to  Home  Properties  of New  York,  Inc.  and  Home
     Properties of New York, L.P. Executive Retention Plan

10.70Employment  Agreement,  dated as of May 17, 2004,  between Home Properties,
     L.P., Home Properties, Inc. and Edward J. Pettinella]

10.71Amendment Nos. Sixty-Eight through  Seventy-Three to the Second Amended and
     Restated Limited Partnership Agreement

10.72 Summary of Non-Employee Director Compensation Effective January 1, 2005

10.73 Summary of Named Executive Compensation effective January 1, 2005

10.74Amendment No. Three to Credit  Agreement,  dated April 1, 2004 between Home
     Properties,  L.P.,  certain lenders,  and  Manufacturers  and Traders Trust
     Company as Administrative Agent

10.75 Amended and Restated Incentive Compensation Plan

10.76Libor Grid Note,  dated  November  23, 2004 from Home  Properties,  L.P. to
     Manufacturers and Traders Trust Company

10.77Mutual Release, dated January 24, 2005, given by Home Properties,  L.P. and
     Home  Properties,  Inc.  and Boston  Capital Tax Credit Fund XIV, a Limited
     Partnership,  Boston Capital Tax Credit Fund XV, a Limited  Partnership and
     BCCC, Inc. relating to certain obligations  pertaining to Green Meadows and related Letter Agreement.

11   Computation of Per Share Earnings Schedule

14.1 Home Properties, Inc. Code of Ethics for Senior Finance Officers

14.2 Home Properties, Inc. Code of Business Conduct and Ethics

21   List of Subsidiaries of Home Properties, Inc.

23   Consent of PricewaterhouseCoopers LLP

31.1* Section 302 Certification of Chief Executive Officer (furnished)

31.2* Section 302 Certification of Chief Financial Officer(furnished)

32.1 Section 906 Certification of Chief Executive Officer

32.2 Section 906 Certification of Chief Financial Officer

99   Additional Exhibits - Debt Summary Schedule

*These exhibits are not incorporated by reference in any registration  statement or report which  incorporates this Annual Report on Form 10-K for the year ended
December 31, 2004.

                                    SIGNATURE

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HOME PROPERTIES, INC.

                               /s/ Edward J. Pettinella
                               Edward J. Pettinella
                               Director, President and Chief Executive Officer

                               Date:    March 15, 2005

Pursuant to the requirements of the Securities  Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties,  Inc. and in the capacities and on the dates indicated.

Signature                        Title                                                Date
/s/ Edward J. Pettinella         Director, President and Chief Executive Officer      March 15, 2005
Edward J. Pettinella

/s/ David P. Gardner             Executive Vice President, Chief Financial Officer    March 15, 2005
David P. Gardner                 (Principal Financial Officer)

/s/ Robert J. Luken              Senior Vice President, Chief Accounting Officer      March 15, 2005
Robert J. Luken                  and Treasurer (Principal Accounting Officer)

/s/ Joseph M. Stafford           Vice President and Controller                        March 15, 2005
Joseph M. Stafford

/s/ Norman P. Leenhouts          Director, Co-Chairman of the Board of Directors      March 15, 2005
Norman P. Leenhouts

/s/ Nelson B. Leenhouts          Director, Co-Chairman of the Board of Directors      March 15, 2005
Nelson B. Leenhouts

/s/ William Balderston, III      Director                                             March 15, 2005
William Balderston, III

/s/ John E. Fidler               Director                                             March 15, 2005
Josh E. Fidler

/s/ Alan L. Gosule               Director                                             March 15, 2005
Alan L. Gosule

/s/ Leonard F. Helbig, III       Director                                             March 15, 2005
Leonard F. Helbig, III

/s/ Roger W. Kober               Director                                             March 15, 2005
Roger W. Kober

/s/ Clifford W. Smith, Jr.       Director                                             March 15, 2005
Clifford W. Smith, Jr.

/s/ Paul L. Smith                Director                                             March 15, 2005
Paul L. Smith

/s/ Thomas S. Summer             Director                                             March 15, 2005
Thomas S. Summer

/s/ Amy L. Tait                  Director                                             March 15, 2005
Amy L. Tait

                              HOME PROPERTIES, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                       Page

Report of Independent Registered Public Accounting Firm                F-2

Consolidated Balance Sheets
         as of December 31, 2004 and 2003                              F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2004, 2003 and 2002          F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2004, 2003 and 2002          F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2004, 2003 and 2002          F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2004, 2003 and 2002          F-7

Notes to Consolidated Financial Statements                             F-8

Schedule II:
         Valuation and Qualifying Accounts                             F-44
Schedule III:
         Real Estate and Accumulated Depreciation                      F-45

All other  schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Shareholders of Home Properties, Inc.:

We  have  completed  an  integrated  audit  of  Home  Properties,   Inc.'s  2004
consolidated  financial  statements  and of its internal  control over financial reporting as of December  31, 2004 and audits of its 2003 and 2002  consolidated financial  statements  in accordance  with the  standards of the Public  Company
Accounting Oversight Board (United States).  Our opinions,  based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

In our  opinion,  the  consolidated  financial  statements  listed  in the Index appearing under Item 15(a)(1)  present  fairly,  in all material  respects,  the financial position of Home Properties, Inc. and its subsidiaries at December 31,
2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period  ended  December  31, 2004 in  conformity  with accounting  principles  generally  accepted in the United States of America.  In addition,  in our opinion,  the financial statement schedule listed in the index appearing under Item 15(a)(1) and (2) presents fairly, in all material respects, the  information  set forth  therein when read in  conjunction  with the related consolidated financial statements.  These financial statements and the financial statement  schedules are the  responsibility  of the Company's  management.  Our responsibility  is to  express  an opinion  on these  financial  statements  and financial  statement  schedules based on our audits.  We conducted our audits of these  statements  in  accordance  with  the  standards  of the  Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  An audit of financial statements includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by management,  and evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion,  management's assessment,  included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(a), that the
Company  maintained  effective  internal control over financial  reporting as of
December 31, 2004 based on criteria established in Internal Control - Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission  (COSO), is fairly stated, in all material  respects,  based on those criteria.  Furthermore,  in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,
2004, based on criteria  established in Internal Control - Integrated  Framework issued by the COSO.  The Company's  management is  responsible  for  maintaining effective  internal  control over financial  reporting and for its assessment of
the   effectiveness   of  internal   control  over  financial   reporting.   Our
responsibility  is to express  opinions on  management's  assessment  and on the effectiveness of the Company's  internal control over financial  reporting based on our  audit.  We  conducted  our  audit of  internal  control  over  financial reporting in  accordance  with the  standards of the Public  Company  Accounting
Oversight  Board  (United  States).  Those  standards  require  that we plan and perform  the  audit to  obtain  reasonable  assurance  about  whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating  management's  assessment,  testing  and  evaluating  the  design and
operating   effectiveness  of  internal  control,   and  performing  such  other
procedures as we consider  necessary in the  circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (i) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect  the  transactions  and  dispositions  of the  assets  of  the  company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company;  and (iii) provide  reasonable  assurance  regarding  prevention or timely  detection  of  unauthorized  acquisition,  use,  or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

                              HOME PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 and 2003
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          2004               2003
                                                                                          ----               ----
ASSETS
Real estate:
  Land                                                                             $   402,620        $   387,655
  Buildings, improvements and equipment                                              2,642,570          2,365,337
  Real estate held for sale or disposal, net                                            78,711                 -
                                                                                    ----------         ----------
                                                                                     3,123,901          2,752,992
  Less:  accumulated depreciation                                                     (405,919)          (330,062)
                                                                                    ----------         ----------
         Real estate, net                                                            2,717,982          2,422,930

Cash and cash equivalents                                                                7,925              5,103
Cash in escrows                                                                         43,883             39,660
Accounts receivable                                                                      6,664              4,437
Prepaid expenses                                                                        18,224             18,184
Investment in and advances to affiliates                                                     -              5,253
Deferred charges                                                                        13,778              9,057
Other assets                                                                             8,340              8,693
                                                                                    ----------         ----------
         Total assets                                                               $2,816,796         $2,513,317
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $1,644,722         $1,380,696
Line of credit                                                                          58,000                  -
Accounts payable                                                                        24,600             13,178
Accrued interest payable                                                                 8,876              7,013
Accrued expenses and other liabilities                                                  26,750             18,959
Security deposits                                                                       22,651             21,664
                                                                                    ----------         ----------

         Total liabilities                                                           1,785,599          1,441,510
                                                                                    ----------         ----------

Commitments and contingencies
Minority interest                                                                      310,775            330,544
                                                                                    ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares
     issued and outstanding at December 31, 2004 and 2003, respectively                 60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding at December 31, 2004
     and 2003, respectively                                                             25,000             25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 32,625,413 and
     31,966,240 shares issued and outstanding at December 31, 2004 and 2003,
     respectively                                                                          326                320
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                   -                  -
   Additional paid-in capital                                                          807,212            785,710
   Accumulated other comprehensive (loss)                                           (362)         (542)
   Distributions in excess of accumulated earnings                                  (171,754)         (128,910)
   Officer and director notes for stock purchases                                            -          (315)
                                                                                    ----------         ----------
         Total stockholders' equity                                                    720,422            741,263
                                                                                    ----------         ----------
         Total liabilities and stockholders' equity                                 $2,816,796         $2,513,317
                                                                                    ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           2004             2003             2002
                                                                           ----             ----             ----
Revenues:
   Rental income                                                       $436,724         $400,178          $355,520
   Property other income                                                 18,299           14,910            13,470
   Interest and dividend income                                             480              516             1,315
   Other income                                                           2,827            4,426             1,977
                                                                     ----------       ----------        ----------
         Total Revenues                                                 458,330          420,030           372,282
                                                                     ----------       ----------        ----------

Expenses:
   Operating and maintenance                                            202,479          181,773           154,583
   General and administrative                                            23,978           22,607            12,649
   Interest                                                              90,506           84,368            76,783
   Depreciation and amortization                                         89,929           76,206            62,823
   Impairment of assets held as General Partner                           1,116            2,518             3,533
                                                                     ----------       ----------        ----------
         Total Expenses                                                 408,008          367,472           310,371
                                                                     ----------       ----------        ----------
Income from operations                                                   50,322           52,558            61,911
Equity in earnings (losses) of unconsolidated affiliates            (538)      (1,892)         (17,493)
                                                                     ----------       ----------        ----------
Income before minority interest, discontinued operations and
   extraordinary item                                                    49,784           50,666            44,418
Minority interest                                                        13,637           13,965             9,451
                                                                     ----------       ----------        ----------
Income from continuing operations                                        36,147           36,701            34,967
                                                                     ----------       ----------        ----------
Discontinued operations
   Income (loss) from operations, net of ($80), $1,387, and
     $2,775, in 2004, 2003 and 2002 allocated to minority
     interest, respectively                                         (154)           2,507             4,478
   Gain on disposition of property, net of $5,382, $1,359 and
     $3,511 in 2004, 2003 and 2002 allocated to minority
     interest, respectively                                              11,417            2,599             5,696
                                                                     ----------       ----------        ----------
Discontinued operations                                                  11,263            5,106            10,174
                                                                     ----------       ----------        ----------
Income before loss on sale of property and business and
   cumulative effect of change in accounting principle                   47,410           41,807            45,141
Loss on sale of property and business, net of $33, $4, and $154
   in 2004, 2003, and 2002 allocated to minority interest          (67)    (9)       (202)
                                                                     ----------       ----------        ----------
Income before cumulative effect of change in accounting
principle                                                                47,343           41,798            44,939
Cumulative effect of change in accounting principle net of $159
   in 2004 allocated to minority interest                          (321)              -                 -
                                                                     ----------       ----------        ----------
Net income                                                               47,022           41,798            44,939
Preferred dividends                                                  (7,593)        (11,340)         (14,744)
Premium on Series B preferred stock repurchase                                -                -         (5,025)
                                                                     ----------       ----------        ----------
Net income available to common shareholders                            $ 39,429         $ 30,458          $ 25,170
                                                                     ==========       ==========        ==========

Basic earnings per share data:
   Income from continuing operations                                $       .87      $       .87        $      .58
   Discontinued operations                                                  .34              .17               .39
   Cumulative effect of change in accounting principle             (        .01)               -                 -
                                                                     ----------       ----------        ----------
Net income available to common shareholders                          $     1.20       $     1.04        $      .97
                                                                     ==========       ==========        ==========

Diluted earnings per share data:
   Income from continuing operations                                $       .85      $       .86        $      .57
   Discontinued operations                                                  .34              .17               .39
   Cumulative effect of change in accounting principle             (        .01)               -                 -
                                                                     ----------       ----------        ----------
Net income available to common shareholders                          $     1.18       $     1.03        $      .96
                                                                     ==========       ==========        ==========

Weighted average number of shares outstanding:
  Basic                                                              32,911,945       29,208,242        26,054,535
                                                                     ==========       ==========        ==========
  Diluted                                                            33,314,038       29,575,660        26,335,316
                                                                     ==========       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                 Accumu-
                                                                                                                   lated    Officer/
                                                  Preferred                                    Distributions       Other    Director
                                                   Stock at       Common Stock    Additional    in Excess of     Compre-   Notes for
                                                Liquidation       ------------       Paid-In     Accumulated     hensive       Stock
                                                 Preference      Shares    Amount    Capital        Earnings      Income    Purchase
                                                 ----------      ------    ------    -------        --------      ------    --------

Balance, January 1, 2002                           $114,000  24,010,855      $240   $572,273       ($57,768)    ($  532)   ($ 7,617)
Issuance of common stock, net                                 1,770,150        18     54,065
Issuance of preferred stock, net                     60,000                           (1,902)
Conversion of Series E preferred stock for
   common stock                                     (6,320)     200,000         2      6,318
Conversion of Series B preferred stock for
   common stock                                                 839,771         8     24,359
Premium on Series B
   preferred stock repurchase                                                         (5,025)
Payments on notes for stock purchase                                                                                           6,425
Interest receivable on notes for stock purchase                                                                                  419
Net income                                                                                            44,939
Change in fair value of hedge instruments,
   net of minority interest                                                                                        (440)
Conversion of UPREIT Units for stock                            206,227         2      6,609
Adjustment of minority interest                                                       (7,208)
Preferred dividends                                                                                (14,744)
Dividends paid ($2.41 per share)                                                                   (61,879)
                                                    -------  ----------      ----   --------      ---------     -------        ----

Balance, December 31, 2002                          167,680  27,027,003       270    649,489        (89,452)    (972)  (773)
Issuance of common stock, net                                 1,330,733        14     44,608
Conversion of Series C preferred stock for
   common stock                                    (59,500)   1,983,470        20     59,480
Conversion of Series E preferred stock for
   common stock                                    (23,180)     749,367         7     23,173
Exercise of Series C Warrants                                   231,560         2      9,001
Exercise of Series E Warrants                                   285,000         3      6,927
Payments on notes for stock purchase                                                                                             425
Interest receivable on notes for stock purchase                                                                                   33
Net income                                                                                            41,798
Change in fair value of hedge instruments,
   net of minority interest                                                                                          430
Conversion of UPREIT Units for stock                            359,107         4     13,038
Adjustment of minority interest                                                     (20,006)
Preferred dividends                                                                               (11,340)
Dividends paid ($2.45 per share)                                                                  (69,916)
                                                    -------  ----------      ----   --------      ---------     -------        ----
Balance, December 31, 2003                           85,000  31,966,240       320    785,710       (128,910)     (542)  (315)
Issuance of common stock, net                                 1,251,949        12     43,086
Repurchase of common stock                                   (1,280,196)    (13)  (53,783)
Payments on notes for stock purchase                                                                                             307
Interest receivable on notes for stock purchase                                                                                    8
Net income                                                                                            47,022
Change in fair value of hedge instruments,
   net of minority interest                                                                                          180
Conversion of UPREIT Units for stock                            687,420         7     26,569
Adjustment of minority interest                                                        5,630
Preferred dividends                                                                             (7,593)
Dividends paid ($2.49 per share)                                                                (82,273)
                                                    -------  ----------      ----   --------      ---------     -------        ----
Balance, December 31, 2004                          $85,000  32,625,413      $326   $807,212      ($171,754)    ($  362)       $   -
                                                    =======  ==========      ====   ========      =========     =======        ====

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                      2004         2003          2002
                                                      ----         ----          ----

Net income                                         $47,022      $41,798       $44,939
Other comprehensive income (loss):
   Change in fair value of hedged instruments          180          430      (440)
                                                   -------      -------       -------
Net comprehensive income                           $47,202      $42,228       $44,499
                                                   =======      =======       =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                 2004           2003           2002
                                                                                 ----           ----           ----
Cash flows from operating activities:
  Net income                                                                 $ 47,022       $ 41,798       $ 44,939
                                                                            ---------       --------       --------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in (earnings) losses of unconsolidated affiliates                     538          1,892         17,493
     Income allocated to minority interest                                     18,747         16,706         15,583
     Depreciation and amortization                                             98,051         80,915         68,799
     Impairment of assets held as General Partner                               1,116          2,518          3,533
     Impairment of real property                                                1,100            423          1,565
     Gain on disposition of property and business                           (26,424)    (3,945)    (8,851)
     Changes in assets and liabilities:
        Other assets                                                        (1,431)         3,644     (3,160)
        Accounts payable and accrued liabilities                               20,476            156            711
                                                                            ---------       --------       --------
         Total adjustments                                                    112,173        102,309         95,673
                                                                            ---------       --------       --------
         Net cash provided by operating activities                            159,195        144,107        140,612
                                                                            ---------       --------       --------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage notes
    assumed and UPREIT Units issued                                          (153,535)     (66,760)      (267,940)
   Additions to properties                                                   (102,700)      (106,346)      (115,692)
   Advances to affiliates                                                    (820)     (3,410)     (11,748)
   Payments on advances to affiliates                                             149          6,990         16,120
   Proceeds from sale of affordable properties, net                             2,412          3,835              -
   Proceeds from sale of properties and business, net                          89,028         53,666         84,079
                                                                            ---------       --------       --------
         Net cash used in investing activities                               (165,466)      (112,025)      (295,181)
                                                                            ---------       --------       --------

Cash flows from financing activities:
   Proceeds from sale of preferred stock, net                                       -              -         58,098
   Proceeds from sale of common stock, net                                     43,095         59,788         54,090
   Repurchase of Series B preferred stock                                           -              -      (29,392)
   Repurchase of common stock                                               (53,796)             -              -
   Proceeds from mortgage notes payable                                       191,772        130,259        346,525
   Payments of mortgage notes payable                                       (97,734)     (75,352)      (159,657)
   Proceeds from line of credit                                               291,600        186,000        281,000
   Payments on line of credit                                                (233,600)      (221,000)      (278,500)
   Payments of deferred loan costs                                          (2,672)     (1,498)    (4,866)
   Withdrawals from (additions to) cash escrows, net                        (1,953)         6,075     (6,505)
   Repayment of officer and director loans                                        315            458          6,844
   Dividends and distributions paid                                         (128,784)      (120,491)      (115,005)
                                                                            ---------       --------       --------
         Net cash provided by (used in) financing activities                    8,243      (35,761)       152,632
                                                                            ---------       --------       --------

Net increase (decrease) in cash and cash equivalents                            1,972      (3,679)    (1,937)
Cash and cash equivalents:
   Beginning of year                                                            5,103          8,782         10,719
   Cash assumed in connection with FIN 46 consolidation                           850               -             -
                                                                            ---------       --------       --------
   End of year                                                               $  7,925       $  5,103       $  8,782
                                                                            =========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1        ORGANIZATION AND BASIS OF PRESENTATION

Organization

Home  Properties,  Inc.  (the  "Company  ") was formed in  November  1993,  as a
Maryland  corporation  and is engaged  primarily in the  ownership,  management, acquisition,  and  rehabilitation  of residential  apartment  communities in the
Northeastern,  Mid-Atlantic,  Midwestern  and Southeast  Florida  regions of the
United States.  The Company conducts its business through Home Properties,  L.P.
(the "Operating  Partnership"),  a New York limited partnership.  As of December
31, 2004, the Company operated 169 apartment communities with 47,378 apartments.
Of  this  total,  the  Company  owned  150  communities,  consisting  of  41,776 apartments,  managed  as  general  partner  14  partnerships  that  owned  2,793 apartments,  and fee managed 2,809  apartments for affiliates and third parties.
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

Basis of Presentation
---------------------

The accompanying  consolidated  financial statements include the accounts of the
Company and its 67.7%  (66.7% at December 31,  2003)  interest in the  Operating
Partnership.  Such interest has been calculated as the percentage of outstanding common  shares  divided by the total  outstanding  common  shares and  Operating
Partnership  Units ("UPREIT Units")  outstanding.  The remaining 32.3% (33.3% at
December  31,  2003) is  reflected  as Minority  Interest in these  consolidated financial  statements.  The Company owns a 1.0% general partner  interest in the
Operating  Partnership and the remainder indirectly as a limited partner through its wholly owned  subsidiary,  Home  Properties  I, LLC,  which owns 100% of the limited  partner,  Home Properties  Trust.  Home Properties  Trust was formed in
September  1997,  as a  Maryland  real  estate  trust  and as a  qualified  REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating  Partnership.  For financing purposes, the Company has formed a limited  liability  company  (the  "LLC")  and  a  partnership  (the  "Financing
Partnership"),  which beneficially own certain apartment communities  encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.
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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1    ORGANIZATION AND BASIS OF PRESENTATION (Continued)
-    --------------------------------------------------

of  March  31,  2004,  the  Company  was  the  general  partner  in  41  limited partnerships in Upstate New York,  Pennsylvania,  Ohio and Maryland. The Company
had made a determination that all 41 limited partnerships were Variable Interest
Entities  ("VIE's").  The Company had further determined that it was the primary beneficiary  in 34 of  the  VIE's  and  therefore  consolidated  these  entities effective March 31, 2004. Beginning with the second quarter of 2004, the Company consolidated  the results of operations  of the VIE's.  As of December 31, 2004, the  Company  continued  to own  ten  affordable  properties.  Eight  of the ten properties,  with a total of 612 units,  were sold effective January 1, 2005. Of the remaining two properties (three partnerships),  with a total of 1,925 units, the Company will retain its  ownership  interest and will continue to manage one of them while it pursues various  disposition  options.  The other property (two partnerships)  is being  disposed  of  through  a  default  on the  non-recourse financing.  The  Company  has met with the  federal  agency  which  insured  the repayment  of that  financing.  That  agency has  agreed  that the  Company  may continue to manage the property until the agency can auction or sell the loan in a note sale.  The note sale is  expected  to occur in March,  2005.  The Company
repurchased  in  January,   2005  the  limited  partner's  99.99%  interests  in
accordance  with the  partnership  agreements in  satisfaction of any tax credit guarantees or other  obligations for $5.7 million.  The results of operations of the VIE's for the year-end  December 31, 2004 are classified as held for sale in the consolidated statement of operations

As of March 31, 2004,  Home  Properties  determined  that it was not the primary beneficiary in seven  partnerships  syndicated under U.S.  Department of Housing and Urban  Development  subsidy  programs three of which remained as of December
31, 2004.  These  investments will continue to be accounted for under the equity method until their sale.  For those  investments,  the Company will  continue to record its allocable share of the respective  partnership's income or loss based on the  terms of the  agreement.  To the  extent it is  determined  that the LPs cannot  absorb  their  share of the losses,  if any,  the GP will record the LPs share of such  losses.  The Company  will absorb  such losses  to the extent the
Company  has  outstanding  loans or  advances  and the  limited  partner  has no remaining capital account.

Reclassifications
-----------------

Certain  reclassifications  have  been  made to the 2003  and 2002  consolidated financial statements to conform to the 2004 presentation.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-    ------------------------------------------

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Real Estate (Continued)
-----------------------

costs are capitalized until  construction is substantially  complete.  There was
$763,  $920,  and  $960  of  interest   capitalized  in  2004,  2003  and  2002,
respectively.  Salaries  and  related  costs  capitalized  for the  years  ended
December 31, 2004,2003 and 2002 were $3,391,  $6,008, and $4,057,  respectively.
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

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Real Estate (Continued)
-----------------------

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

Depreciation
------------

Properties  are  depreciated  using a  straight-line  method over the  estimated useful lives of the assets as follows:  buildings,  improvements and equipment -
3-40  years.  As  discussed  above  under  the  heading  "Change  in  accounting estimate",  effective  January 1, 2002, the Company changed the estimated useful lives of certain assets. Depreciation expense charged to operations was $88,816,
$75,977, and $62,686 from continuing  operations and $5,300,  $3,210, and $4,924 from  discontinued  operations for the years ended  December 31, 2004,  2003 and
2002, respectively.

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
properties.

Allowance for Doubtful Receivables

The allowance for doubtful  receivables  was $567,  $241 and $125 as of December
31, 2004, 2003 and 2002, respectively.

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Deferred Charges
----------------

Costs  relating to the financing of properties  are deferred and amortized  over the life of the related financing  agreement.  The straight-line  method,  which approximates the effective  interest  method,  is used to amortize all financing costs;  such  amortization is reflected as interest  expense in the consolidated statement of operations.  The range in the terms of the agreements are from 1-18 years.  Accumulated  amortization was $5,640 and $3,212, as of December 31, 2004 and 2003, respectively.

Intangible Assets
-----------------

Intangible  assets  of  $1,276  and  $2,510  at  December  31,  2004  and  2003,
respectively, included in Other Assets, consist primarily of property management contracts obtained through the acquisition of real estate management businesses, and  intangible  assets  recorded in  connection  with SFAS No. 141.  Intangible assets  associated  with SFAS No. 141 are amortized on the  straight-line  basis over their  estimated  useful lives of 7 months to 3 years.  Subsequent to 2002, the Company has not amortized  intangibles  expected to be sold (see Notes 3 and
4).  Accumulated  amortization  of  intangible  assets was $2,005 and $893 as of
December 31, 2004 and 2003, respectively.  Amortization expense was $1,112, $92, and $135 for the years ended December 31, 2004, 2003 and 2002, respectively. The carrying value of intangible assets is periodically  reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible  assets is less than their carrying value.  During 2004 and
2003,  in  connection  with the sale of the assets  associated  with the general partnership  interests in certain affordable housing limited  partnerships,  the
Company sold $1,771 and $1,284 of intangible assets, respectively.  In addition, during  2002,  in  connection  with the  Company's  decision  to sell the assets
associated  with  its  general  partnership   interests  in  certain  affordable
properties  (see Note 3), the  Company  wrote-down  $985  (included  in the line
"Impairment of assets held as General Partner" on the Consolidated Statements of
Operations)  of the  intangible  balance as of December  31,  2002,  in order to reflect the recorded assets at their estimated fair value.

Revenue Recognition
-------------------

The Operating  Partnership  leases its residential  properties under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result,  deferred  rents  receivable are created when rental income is recognized during the concession period of certain negotiated  leases and amortized over the remaining term of the lease.  Property other  income,  which  consists  primarily  of income from  operation of laundry facilities,  administrative  fees,  garage and carport rentals and miscellaneous charges  to  residents,  is  recognized  when  earned  - when the  services  are provided, or when the resident incurs the charge.

Property  management  fees are  recognized  when earned  based on a  contractual percentage of net monthly cash collected on rental income.

Other Income
------------

Other  income for the years ended  December 31,  2004,  2003 and 2002  primarily reflects management and other real estate service fees.

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

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Advertising
-----------

Advertising  expenses  are charged to  operations  during the year in which they were  incurred.  Advertising  expenses  incurred and charged to operations  were approximately $6,673, $6,878, and $5,754 from continuing  operations,  and $120,
$350, and $487 from  discontinued  operations,  for the years ended December 31,
2004, 2003 and 2002, respectively.

Legal Settlements
-----------------

In March 2005, the Company settled a legal claim for a total cost of $3,800. The legal claim was brought against the Company, the Operating Partnership, and Home
Leasing  Corporation.  Home Leasing is owned by Nelson B.  Leenhouts  and Norman
Leenhouts,  who are the Co-Chairs of the Board of Directors and Senior  Advisors
to the Company.  The Company was  originally  formed to expand and continue Home
Leasing's  business.  The essence of the  complaint  is that the entity in which plaintiffs  were  investors was wrongfully  excluded from the Company's  initial organization as a real estate investment trust and the investors, therefore, did not obtain the benefits from  exchanging  their equity  interests in that entity for equity in the Operating Partnership. In their original complaint, plaintiffs sought  damages in the amount of $3,000.  In the subsequent  discovery  process, plaintiffs  increased  the damages  sought to  $10,000.  Included in general and administrative  expenses is the accrual for payment in  settlement of $3,500 and for legal fees of $300 were made on behalf of Home Leasing Corporation,  as well as the Company and the Operating Partnership. Payment was made on behalf of Home
Leasing  in  recognition  of the fact that the  matters  alleged  in the  action against Home Leasing  related  directly and solely to the promotion and creation of the Company.

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

Federal Income Taxes
--------------------

The Company has elected to be taxed as a real estate  investment  trust ("REIT")
under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31,  1994. As a result, the Company generally is not subject to Federal or State  income  taxation  at the  corporate  level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2004,
2003 and 2002, the Company  distributed in excess of 100% of its taxable income;
accordingly,  no  provision  has  been  made  for  federal  income  taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on  dividends  and must  report  distributions  from the Company as either ordinary income, capital gains, or as return of capital.

The tax basis of assets is less than the amounts  reported  in the  accompanying consolidated financial statements by approximately $476 million and $432 million at December 31, 2004 and 2003, respectively.

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Federal Income Taxes(Continued)
-------------------------------

The following table  reconciles net income to taxable income for the years ended
December 31, 2004, 2003 and 2002:

                                                                              2004            2003             2002
                                                                              ----            ----             ----
Net income                                                                 $47,022         $41,798          $44,939
Add back:  Net  loss of taxable REIT Subsidiaries included in net
                income above                                                   987           2,534           10,627
Deduct:      Net income of taxable REIT subsidiaries included in
                net income above                                                 -               -                -
                                                                           -------         -------          -------
Net income from REIT operations                                             48,009          44,332           55,566
         Add:  Book depreciation and amortization                           64,886          55,570           39,214
         Less:  Tax depreciation and amortization                         (69,532)       (63,110)        (44,307)
         Book/tax difference on gains/losses from capital
              transactions                                                (8,128)          2,754         (4,237)
         Other book/tax differences, net                                  (79)          4,895         (6,171)
                                                                           -------         -------          -------
Adjusted taxable income subject to 90% REIT dividend  requirement          $35,156         $44,441          $40,065
                                                                           =======         =======          =======

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All  adjustments  to net income from REIT  operations are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Included in total  assets on the  Consolidated  Balance  Sheets are deferred tax assets of $8,737  and $8,394 as of  December  31,  2004 and 2003,  respectively.
Management  does not  believe it is more  likely  than not that  these  deferred assets will be used, and accordingly has recorded a reserve against the deferred tax asset of $8,680 and $8,185 for the years ended  December  31, 2004 and 2003, respectively.

Earnings Per Share
------------------

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Earnings Per Share (Continued)
------------------------------

Income from continuing operations is the same for both the basic and diluted EPS calculation.  The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002, is as follows:

                                                                             2004            2003             2002

Income from continuing operations                                         $36,147         $36,701          $34,967
Add: Gain (loss) on sale of business, net of minority interest          (67)       (9)         (202)
Less: Preferred dividends                                               (7,593)       (11,340)        (14,744)
Less: Premium on Series B preferred stock repurchase                            -               -         (5,025)
                                                                          -------         -------          -------
Basic and Diluted - Income from continuing operations
   applicable to common shareholders                                      $28,487         $25,352          $14,996
                                                                          =======         =======          =======

Basic weighted average number of shares outstanding                    32,911,945      29,208,242       26,054,535
Effect of dilutive stock options                                          402,093         367,418          280,781
                                                                       ----------      ----------       ----------
Diluted weighted average number of shares outstanding                  33,314,038      29,575,660       26,335,316
                                                                       ==========      ==========       ==========

Basic earnings per share data:
   Income from continuing operations                                     $    .87         $   .87          $   .58
   Discontinued operations                                                    .34             .17              .39
   Cumulative effect of change in accounting principle                     (  .01)              -                -
                                                                          -------          ------          -------
Net income available to common shareholders                               $  1.20          $ 1.04          $   .97
                                                                          =======          ======          =======

Diluted earnings per share data:
   Income from continuing operations                                     $    .85         $   .86          $   .57
   Discontinued operations                                                    .34             .17              .39
   Cumulative effect of change in accounting principle                     (  .01)             -                -
                                                                          -------          ------          -------
Net income available to common shareholders                               $  1.18          $ 1.03          $   .96
                                                                          =======          ======          =======

Unexercised  stock  options  to  purchase  641,550,  and  669,090  shares of the
Company's  common  stock were not  included in the  computations  of diluted EPS because the options'  exercise prices were greater than the average market price of the  Company's  stock during the years ended  December  31,  2003,  and 2002, respectively.  For the year ended  December 31,  2004,  the 833,333 common stock equivalents  on an  as-converted  basis of the Series D  Convertible  Cumulative
Preferred  Stock  have  an  antidilutive  effect  and are  not  included  in the computation  of diluted  EPS.  For the years ended  December  31, 2003 and 2002, there were 2,229,719 and 4,123,533,  respectively of common stock equivalents on an  as-converted  basis  of  certain  convertible  preferred  stock  that had an antidilutive  effect and were not included in the computation of diluted EPS. To the  extent the  preferred  stock was  converted,  the  common  shares  would be included in outstanding shares from the date of conversion.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Stock Based Employee Compensation (Continued)
---------------------------------------------

stock-based employee  compensation cost from the beginning of the fiscal year in which the  recognition  provisions  are first applied as if the fair value based accounting  method in this  Statement  had been used to account for all employee awards  granted,  modified,  or settled in fiscal years beginning after December
15, 1994. For 2004 and 2003, total  compensation costs recognized by the Company on its stock options and restricted stock,  (including in 2003 $5,000 recognized in connection  with a 129,870 share  restricted  stock grant to the  Leenhoutses upon their retirement as Co-CEO's), amounted to $2,119 and $6,341, respectively.
For the years prior to 2003,  the Company  used the  intrinsic  value  method in accordance with the Accounting  Principle Board Opinion No. 25 ("APB No. 25") to
account for stock-based employee compensation  arrangements.  Under this method, the Company  did not  recognize  compensation  cost for stock  options  when the option exercise price equaled or exceeded the market value on the date of grant.
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

                                                                       2002
                                                                       ----

Net income, as reported                                             $44,939
Total stock compensation cost recognized                                241
Total stock compensation cost if  SFAS 123 had been adopted          (1,143)
Minority interest for net stock compensation cost                       343
                                                                    -------

Proforma net income if SFAS 123 had been adopted                    $44,380
                                                                    =======
Per share data:
  Basic - as reported                                                $0.97
                                                                     =====
  Basic - proforma                                                   $0.94
                                                                     =====

  Diluted - as reported                                              $0.96
                                                                     =====
  Diluted - proforma                                                 $0.93
                                                                     =====

The fair value of each option grant reflected in the table above is estimated on the  date of  grant  using  the  Black-Scholes  option-pricing  model  with  the following  assumptions used for grants in 2004, 2003, and 2002:  dividend yields ranging from 6.74% to 9.40%;  expected  volatility of 19.79%; and expected lives of 7.5 years for the options  with a lifetime  of ten years,  and five years for options  with  a  lifetime  of  five  years.  The  interest  rate  used  in  the option-pricing model is based on a risk free interest rate ranging from 3.22% to
6.12%.

New Accounting Pronouncements
-----------------------------

In May 2003, FASB issued SFAS 150, "Accounting for Certain Financial Instruments
with Characteristics of Both Liabilities and Equity." This Statement establishes
standards  for  how  an  issuer   classifies  and  measures  certain   financial
instruments with  characteristics  of both  liabilities and equity.  It requires that an issuer  classify a  financial  instrument  that is within its scope as a liability (or an asset in some  circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June
15, 2003. The Company adopted this pronouncement for the year ended December 31,
2004,  and it did  not  have a  material  impact  on the  Company's  results  of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------

In December  2003,  the FASB issued  Interpretation  No. 46R,  Consolidation  of
Variable   Interest  Entities   ("FIN 46R").   This   interpretation   addresses
consolidation by business enterprises of variable interest entities in which the equity  investment at risk is not sufficient to permit the entity to finance its activities without additional  subordinated financial support from other parties or  in  which  the  equity  investors  do  not  have  the  characteristics  of a controlling financial interest. This interpretation requires a variable interest entity to be  consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest  entity's  activities or entitled
to  receive  a  majority  of  the  entity's   residual   returns  or  both.  The
interpretation  also requires  disclosures about variable interest entities that the company is not  required to  consolidate  but in which it has a  significant variable  interest.  Effective  March 31, 2004, the Company adopted FIN 46R. See the Basis of Presentation  disclosure in Note 1 and the Company's  disclosure on its  Investments in and Advances to Affiliates in Note 3 for a discussion of the impact on the Company from the adoption of FIN 46R.

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
It clarifies  what  constitutes  a  participating  security and how to apply the two-class  method of  computing  EPS once it is  determined  that a security  is participating,  including  how to  allocate  undistributed  earnings  to  such a security.  The EITF was effective for the fiscal periods  beginning  after March
31, 2004. The Company  adopted the  provisions of this EITF  effective  April 1,
2004,  and had no impact  on the  Company's  results  of  operations,  financial position or liquidity.

In November  2004,  the FASB issued EITF Issue 04-8 "The Effect of  Contingently
Convertible Debt on Diluted Earnings Per Share". EITF 04-8 addresses a number of issues  relating to issued  securities  with  embedded  market price  contingent conversion features,  which includes  contingently  convertible preferred stock, and the impact on the  calculation  of earnings per share on a quarterly  basis.
The EITF is effective for periods  ending after  December 15, 2004.  The Company adopted the provisions of this EITF for the year ended December 31, 2004, and it and had no impact on the Company's results on operations,  financial position or liquidity.

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
No. 123R Share Based  Payment  (SFAS No.  123R).  The statement is a revision of
SFAS No. 123 Accounting for  Stock-Based  Compensation.  SFAS No 123R supersedes
APB Opinion No. 25  Accounting  for Stock Issued to  Employees,  and its related implementation guidance. SFAS 123R, requires that entities recognize the cost of employee  services  received in exchange for awards of equity  instruments (i.e.
stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal periods  beginning after December 15, 2005. On
January 1, 2003,  the Company  adopted the provisions of SFAS No. 148 Accounting for Stock-Based  Compensation - Transition and Disclosure,  an Amendment to SFAS
No. 123. Effective on that date, the Company began recognizing compensation cost related to stock option  grants.  Based upon the Company's  adoption of SFAS No.
148, the issuance of SFAS No. 123R will have no impact on the Company's  results of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    VARIABLE INTEREST ENTITIES (INVESTMENT IN AND ADVANCES TO AFFILIATES)
-    ---------------------------------------------------------------------

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

The  Company  determined  that  it is  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy programs of which four have been sold as of December 31, 2004. The three remaining  partnerships  are all under  contract to be sold as of  December  31,
2004. These three investments will continue to be accounted for under the equity method and  included in equity in earnings of  unconsolidated  affiliates  until final sale closing.  The Company purchased the general partnership  interests in these seven  partnerships in January,  1996. These  partnerships  were set up to provide  low income  housing to  residents  through  subsidized  rents and below market debt governed by HUD. The Company as general  partner and managing  agent manages the  day-to-day  operations of each  partnership  for a fee (5% of rents collected).  The  Company's  economic  benefit  from these  partnerships  is the management fee. There is no further  exposure to the Company of loss as a result of its involvement with these partnerships.  The management fees earned on these partnerships  was $104 for the year  ended  December  31,  2004.  The assets and liabilities  of the three  remaining  partnerships  total $4.7  million and $7.4 million at December 31, 2004,  respectively.  Unconsolidated  non-recourse  debt associated with the three partnerships  continuing to be accounted for under the equity  method  amounted to $7  million,  of which the  Company's  proportionate share, based on its legal ownership, was $213.

The Company has further  determined that it is the primary  beneficiary in 34 of the VIE's and therefore  consolidated  these entities  effective March 31, 2004.
Beginning with the second quarter of 2004, the Company  consolidated the results of  operations  of the VIE's.  The results of operations of the 34 VIE's for the year ended December 31, 2004 are included in  discontinued  operations as all of the VIE's are held for sale as described below.

The Company is the general partner in these 34 VIE's syndicated using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day operations of these partnerships for a management fee. In addition, the Company has certain operating deficit and tax credit  guarantees to its limited  partners.  The Company is responsible to fund operating  deficits  to the  extent  there  are any and  can  receive  operating incentive  awards  when cash flow  reaches  certain  levels.  The  effect on the consolidated  balance  sheet as of December  31, 2004  includes  Total assets of
$87.8 million,  Total  liabilities of $80.6 million,  Minority  interest of $7.5 million,  and Stockholders' equity of ($321). In connection with the adoption of
FIN 46R, the Company  recorded a $321 charge of a cumulative  effect of a change in  accounting  principle  during the first  quarter of 2004.  This charge was a result of the negative capital accounts of minority  interest partners that were absorbed by the Company.  Of the $80.6  million  increase in total  liabilities,
$77.6 million represented non-recourse mortgage debt.

Effective  December 31, 2004, the Company has closed on the sale of 26 of the 41
VIE's and is under  contract for the sale of an additional  twelve VIE's pending lender approval.  Based upon the final contract price  established  during final negotiations  with the  buyers for these 38  partnerships,  an  additional  $4.1 million loss was recorded  during 2004.  Additionally,  the Company is marketing for sale one partnership as to which,  based upon the Company's estimate of fair market  value,  an $800  impairment  charge was  recorded  in the  period  ended
December 31,  2004.  During the third quarter of 2004, the Company began an exit strategy with one additional  property (two  partnerships) with 1,057 units. The property is  currently  experiencing  high  vacancy.  The  regulatory  agreement between  the entity  which owns the  property  and the State  Housing  Authority requires a percentage of residents to meet certain  income  qualifications.  The
Company has had difficulty  renting the units subject to those  requirements  to persons it believes are economically  qualified to rent the units.  Although the
Company  does not  anticipate  that  occupancy  levels or other  aspects  of the operational  outlook  will  improve  in the  foreseeable  future,  it  does  not anticipate  future cash shortfalls since the debt service is not being paid. The
Company has met with the

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    VARIABLE  INTEREST  ENTITIES  (INVESTMENT  IN AND  ADVANCES TO  AFFILIATES)
-    --------  --------  --------  -----------  ------  -----------  -----------
     (Continued)
     -----------

federal agency that insured  repayment of the loan to discuss the weak financial performance of the property.  That agency has agreed the Company may continue to manage the property  until the agency can sell the mortgage  note. The note sale is expected to occur in March,  2005. In addition,  the Company has  repurchased the limited partner's  interests in satisfaction of any tax credit guarantees or other obligations to that partner in January, 2005 for $5.7 million. The Company has therefore recorded a $5.7 million liability to the limited partner resulting in a loss on disposition of property of $5.0 million for the twelve month period ended December 31, 2004.

During the first quarter of 2004,  prior to the adoption of FIN 46R, the Company recorded an impairment  charge of $1.6 million to reduce the value of the assets associated  with the VIE's to  management's  estimate of fair market value.  The impairment  charge is classified in the financial  statements as  "Impairment of assets held as general  partner"  of $1,116 and "Equity in earnings  (losses) of unconsolidated  affiliates" of ($538). A portion of the total $1,116 charge,  or
$171, represents monies loaned to certain affordable properties during the first quarter of 2004 to fund operating  shortfalls,  which are not  anticipated to be recovered from projected sale proceeds.  The remaining  balance of $945 pertains to an additional net  impairment  charge taken to reduce the assets to estimated fair market value. Of the total  impairment  charge recorded of $1.6 million for the  three-month  period ended March 31, 2004,  $655 relates to cash advances to fund operating shortfalls.

Through March 31, 2004,  the Company  accounted for its  investments  as general partner in  unconsolidated  affordable  housing limited  partnerships  using the equity  method  of  accounting.  As  of  December  31,  2003,  the  Company  had investments in and advances to 44 limited partnerships where the Company acts as the managing general partner. The following is summarized financial  information for the investment in and advances to affiliates carried under the equity method of  accounting,  excluding the Management  Companies  discussed in Note 4, as of
December 31, 2003 and 2002 and for each of the two years ended December 31, 2003 and 2002.

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

                                                        2003          2002
                                                        ----          ----
Operations:
  Gross revenues                                   $  43,586      $ 47,468
  Operating expenses                              (30,275)    (29,994)
  Mortgage interest expense                       (11,266)    (11,914)
  Depreciation and amortization                   (14,872)    (13,503)
                                                    --------      --------
    Net loss                                      ($  12,827)    ($  7,943)
                                                    ========      ========
  Company's share [included in equity in
      earnings (losses) of unconsolidated
      affiliates]*                                ($     921)    ($  1,171)
                                                    ========      ========

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    VARIABLE  INTEREST  ENTITIES  (INVESTMENT  IN AND  ADVANCES TO  AFFILIATES)
-    --------  --------  --------  -----------  ------  -----------  -----------
     (Continued)
     -----------

Reconciliation  of  interests  in the  underlying  net  assets to the  Company's carrying value of investments in and advances to affiliates:

                                                                   2003       2002
                                                                   ----       ----

Partners' equity, as above                                      $ 8,382    $11,242
Equity of other partners                                       (9,477)  (9,236)
                                                                -------    -------
Company's share of investments in limited partnerships         (1,095)     2,006
Less - impairment charge                                            400)  (899)
                                                                -------    -------
Company's investment in limited partnerships                   (1,495)     1,107
Company's investment in Management Companies (see Note 4)             -      5,996
Company's advances to affiliates                                  6,748          -
Company's advances to Management Companies                            -     12,372
                                                                -------    -------
Carrying amount of investments in and advances to affiliates    $ 5,253    $19,475
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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    VARIABLE  INTEREST  ENTITIES  (INVESTMENT  IN AND  ADVANCES TO  AFFILIATES)
-    --------  --------  --------  -----------  ------  -----------  -----------
     (Continued)
     -----------

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

                                   Sale Impairment                Other Charges                   Totals
                                   ---------------                -------------                   ------
         Assets           Company1  Affiliates2  Total    Company1 Affiliates2 Total   Company1 Affiliates2  Combined
         ------           --------  -----------  -----    --------------------------   --------------------  --------

Loans, advances and
  other receivables       $   564     $11,799    $12,363   $  514    $3,092   $3,606    $ 1,078  $14,891      $15,969
Intangible assets             985           -        985        -         -        -        985        -          985
General partner equity        899           -        899      571         -      571      1,470        -        1,470
                           ------     -------    -------   ------    ------   ------     ------  -------      -------
                           $2,448     $11,799    $14,247   $1,085    $3,092   $4,177     $3,533  $14,891      $18,424
                           ======     =======    =======   ======    ======   ======     ======  =======      =======

1    Recorded  by the  Company in the line item  "Impairment  of assets  held as
     General Partner"

2    Recorded by the  Affiliates,  and reflected by the Company in the line item
     "Equity in earnings (losses) of unconsolidated affiliates" HOME PROPERTIES,
     INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    VARIABLE  INTEREST  ENTITIES  (INVESTMENT  IN AND  ADVANCES TO  AFFILIATES)
-    --------  --------  --------  -----------  ------  -----------  -----------
     (Continued)
     -----------

The following table reconciles various items described in this Note 3 and Note 4 to the Consolidated  Financial Statements with respect to various unconsolidated affiliates the Management Companies on the Company's Consolidated  Statements of
Operations  for the items  "Impairment  of assets held as General  Partner"  and
"Equity in earnings (losses) of unconsolidated affiliates":

                                                                                           2003         2002
                                                                                           ----         ----
Impairment of assets held as General Partner (Note 3):
  Sale impairment                                                                        $1,696    $   2,448
  Advance impairment                                                                        822        1,085
                                                                                        -------     --------
                                                                                         $2,518    $   3,533
                                                                                        -------     --------

Equity in earnings (losses) of unconsolidated affiliates:
  Company's share of net income (loss) from general partnership investments (Note 3)   ($   921)   ($  1,171)
  Company direct EITF 99-10 advance losses (Note 3)                                    (971)           -
  Equity in earnings (losses) of unconsolidated Management Companies (Note 4)                 -     (16,322)
                                                                                        -------     --------
                                                                                        ($1,892)    ($17,493)
                                                                                        =======     ========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4    MANAGEMENT COMPANIES
-    --------------------

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
the twelve months ended December 31, 2002 is summarized as follows:

                                                                                        2002
                                                                                        ----

Management fees                                                                     $  2,864
Interest income                                                                          867
General and administrative                                                          (3,850)
Interest expense                                                                    (734)
Other expenses                                                                      (767)
Impairment and other charges                                                        (14,891)
                                                                                    --------
Net income (loss)                                                                   ($16,511)
                                                                                    ========

Equity in earnings (losses) of unconsolidated affiliates                            ($16,322)
                                                                                    ========

Equity in earnings (losses) of unconsolidated affiliates, after minority interest   ($10,188)
                                                                                    ========

Total assets                                                                         $18,468
                                                                                    ========

Total liabilities                                                                    $12,741
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

In  connection  with the  adoption  of FIN 46R on March 31,  2004,  the  Company consolidated  the accounts and results of operations  related to its investments in  affordable  limited  partnerships  for which  the  Company  was the  primary beneficiary.  As result,  all intercompany notes and other receivables have been eliminated in consolidation  as of December 31, 2004.  Included in assets of the
Company for 2003 and of the  Management  Companies  for 2002 are notes and other receivables due from affiliated  partnerships  (Note 3) of approximately  $6,748 and $12,599,  net of  allowances,  impairments  and other charges of $10,514 and
$10,091 at December 31, 2003 and 2002,  respectively.  The interest rates of the notes  receivable  include both fixed and variable rate terms. The variable rate loans  are at one  percent  over the prime  rate of  interest.  The  fixed  rate agreements range from 8.47% to 10% per annum. The maturity dates for these notes receivable range from 2018 to 2032. HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5    MORTGAGE NOTES PAYABLE
-    ----------------------

The Company's mortgage notes payable are summarized as follows:

                                                       2004             2003
                                                       ----             ----

Fixed rate mortgage notes payable                $1,516,926       $1,350,056
Variable rate mortgage notes payable                127,796           30,640
                                                 ----------       ----------
   Total mortgage notes payable                  $1,644,722       $1,380,696
                                                 ==========       ==========

Mortgage notes payable are  collateralized by certain apartment  communities and mature at various dates from 2005 through 2042.  The weighted  average  interest rate of the  Company's  variable  rate notes and credit  facility  was 2.98% and
2.32% at December 31, 2004 and 2003, respectively. The weighted average interest rate of the Company's  fixed rate notes was 6.23% and 6.47% at December 31, 2004 and 2003, respectively.

Principal  payments  on the  mortgage  notes  payable  for years  subsequent  to
December 31, 2004 are as follows:

              2005             $  40,006
              2006                72,295
              2007               198,502
              2008               203,215
              2009                62,952
        Thereafter             1,067,752
                              ----------

                              $1,644,722
                              ==========

The Company determines the fair value of the mortgage notes payable based on the discounted  future cash flows at a discount rate that approximates the Company's current effective  borrowing rate for comparable loans.  Based on this analysis, the Company has  determined  that the fair value of the mortgage  notes  payable
approximates  $1,704,410  and  $1,463,499,   at  December  31,  2004  and  2003,
respectively.

Included in the  consolidated  mortgage balance of $1,644,722 as of December 31,
2004 is $77,637 of mortgage  notes payable  related to the Company's  affordable limited partnerships,  consolidated in connection with the Company's adoption of
FIN 46R.

Prepayment penalties of approximately $305, $1,610, and $3,275 were incurred for the years ended December 31,  2004, 2003, and 2002,  respectively.  For 2004 the prepayment  penalties were incurred in connection with both debt  restructurings and the sale of property, whereas in 2003 the prepayment penalties were incurred strictly in connection with the sale of property.  In 2002, the Company incurred such penalties on certain debt restructurings.  During 2004, repayments on three debt instruments  totaled $14,338 and were refinanced by three new borrowings of
$52,957. In addition,  the Company added additional  financing on six properties totaling  $76,853.  The 2003 repayments on two debt instruments  totaled $23,800 and were  refinanced by two new  borrowings of $46,045.  The 2002  repayments on thirteen debt  instruments  totaled  $101,341 and were refinanced by sixteen new borrowings in excess of $236,000.

6    LINE OF CREDIT
-    --------------

As of December  31, 2004,  the Company had an  unsecured  line of credit of $115 million.  The  Company's  outstanding  balance as of  December  31, 2004 was $58 million.  The line of credit is led by M&T Bank, as  Administrative  Agent, with three other  participants:  Chevy Chase Bank FSB, Citizens Bank of Rhode Island,
and Comerica  Bank.  Borrowings  under the line of credit bear interest at 1.05%
over the one-month LIBOR rate. The one-month Libor rate was 2.4% at December 31,
2004. HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6    LINE OF CREDIT (Continued)
-    --------------------------

Increases in interest rates will increase the Company's  interest expense on any outstanding  balances  and as a result  would  affect the  Company's  results of operations and financial  condition.  The line of credit expires on September 1,
2005.  The  LIBOR  interest  rate was 2.4% at  December  31,  2004.  The  Credit
Agreement  relating to this line of credit  provides for the Company to maintain certain  financial ratios and  measurements.  One of these covenants is that the
Company  may not pay any  distribution  to its  shareholders  and holders of its
Operating Partnership units if a distribution, when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds the greater
of:  (i)  90%  of  funds  from   operations  and  110%  of  cash  available  for
distribution; and (ii) the amount required to maintain the Company's status as a
REIT.  Due to the granting of restricted  stock to the retiring  Co-CEO's in the fourth quarter of 2003 and the impairment charges recorded in the fourth quarter of 2002,  (see Note 3) the Company did not meet the  required  ratio.  The funds from operations  payout ratio was 91% and 94%,  respectively,  when measured for the calendar years. Waivers have been granted by the participating banks for the excess payout incurred in 2003 and 2002 as indicated above.

On November 23, 2004,  the Company  signed a  supplemental  demand note with M&T
Bank. The note has a maximum principal amount of $42 million.  Borrowings on the note bear interest at 1.25% over the one-month  LIBOR rate.  The demand note was entered into to fund the Company's stock repurchase program.  The Company had no outstanding balance on the note as of December 31, 2004.

7    MINORITY INTEREST
-    -----------------

Minority  interest  in the  Company  relates to the  interest  in the  Operating
Partnership and affordable  limited  partnerships  not owned by Home Properties,
Inc.  Holders of UPREIT  Units may redeem a Unit for one share of the  Company's common  stock  or  cash  equal  to the  fair  market  value  at the  time of the redemption, at the option of the Company.

For 2004,  the effect of  consolidating  the affordable  limited  partnership in connection  with FIN 46R has been  reflected in the change in minority  interest for the year. The changes in minority  interest for the two years ended December
31 are as follows:

                                                                                       2004           2003
                                                                                       ----           ----
Balance, beginning of year                                                         $330,544       $333,061
Issuance of UPREIT Units associated with property acquisitions                       12,104          4,806
Issuance of UPREIT units associated with 1031 exchange transaction                        -          2,400
Adjustment between minority interest and stockholders' equity                     (5,630)        20,006
Exchange of UPREIT Units for Common Shares                                        (14,106)     (7,432)
Net income                                                                           18,987         16,706
Accumulated other comprehensive loss                                                    117            232
Distributions                                                                     (38,918)     (39,235)
Effect of consolidating affordable limited partnerships under FIN 46R                 7,677              -
                                                                                   --------       --------
Balance, end of year                                                               $310,775       $330,544
                                                                                   ========       ========

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
-    ----------------------------------------

Preferred Stock
---------------

On  September  30, 1999,  the Company  privately  placed  2,000,000 of its 8.36%
Series B convertible  cumulative  preferred stock ("Series B Preferred Shares"),
$25 liquidation  preference per share.  This offering  generated net proceeds of approximately  $48.7  million  after  offering  costs of $1.3  million.  The net proceeds were used to pay down Company borrowings. The Series B Preferred Shares were  convertible  at any time by the holder into Common  Shares at a conversion price of $29.77 per Common Share, equivalent to a conversion ratio of .8398

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
-    ----------------------------------------------------

Preferred Stock (Continued)
---------------------------

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

In May and June of 2000,  the  Company  privately  placed  600,000  of its 8.75%
Series C convertible  cumulative  preferred stock ("Series C Preferred Shares"),
$100 liquidation  preference per share. This offering  generated net proceeds of approximately  $60 million.  The net proceeds were used to fund acquisitions and property upgrades. The Series C Preferred shares were convertible at any time by the holder into Common Shares at a conversion  price of $30.25 per Common Share, equivalent  to a  conversion  ratio of 3.3058  Common  Shares for each  Series C
Preferred share (equivalent to 1,983,471 Common shares assuming 100% converted).
The Series C Preferred  shares are  non-callable  for five years.  Each Series C
Preferred share received the greater of a quarterly  distribution of $2.1875 per share or the dividend paid on a share of common stock on an as-converted  basis.
The Company also issued 240,000 additional warrants to purchase common shares at a price of $30.25 per share,  expiring  in 2005.  In  January  2003,  holders of
100,000 shares of Series C Preferred  Shares elected to convert those shares for
330,579  shares of common  stock.  On May 8,  2003,  200,000  shares of Series C
Preferred  Shares were converted into 661,157 shares of common stock.  On August
26,  2003,  200,000  shares of Series C  Preferred  Shares were  converted  into
661,157 of common stock.  On November 5, 2003,  the remaining  100,000 shares of
Series C Preferred  Shares elected to convert those shares for 330,579 shares of common stock. On September 9, 2003, 17,780 warrants were exercised, resulting in the  issuance of 17,780  shares of common  stock.  During the fourth  quarter of
2003, the remaining  222,220 common stock warrants were exercised,  resulting in the issuance of 222,220 shares of common stock.  Neither the conversions nor the warrant  exercise had an effect on the  reported  results of  operations.  As of
December 31, 2003, there were no Series C preferred shares outstanding.

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
In addition, the Company issued warrants to purchase

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
-    ----------------------------------------------------

Preferred Stock (Continued)
---------------------------

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
Neither the conversions  nor the warrant  exercise had an effect on the reported results of operations. As of December 31, 2003, there were no Series E preferred shares outstanding.

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
Board's  action did not  establish a target  price or a specific  timetable  for repurchase.  At December  31,  2001,  there was  approval  remaining to purchase
1,135,800  shares.  On  August  6,  2002  the  Board  of  Directors  approved  a
2,000,000-share  increase in the stock  repurchase  program.  During  2004,  the
Company  repurchased  1,135,800 shares at a total cost of $47.4 million.  During
2003 and 2002, there were no shares or UPREIT Units  repurchased by the Company.
At  December  31, 2004 the Company had  authorization  to  repurchase  2,000,000 shares of common stock and UPREIT Units under the stock repurchase program. From
January 1, 2005 through  February 16, 2005,  the Company  repurchased  1,300,700 additional  shares  at a cost  of  $53.3  million,  leaving  a  remaining  share authorization  level of 699,300  shares.  On  February  16,  2005,  the Board of
Directors approved a 2,000,000-share  increase in the stock repurchase  program, resulting in an authorization level of 2,699,300 shares.

In February  2002, the Company  closed on two common equity  offerings  totaling
704,602  shares of the Company's  common stock,  at a weighted  average price of
$30.99 per share,  resulting  in net  proceeds to the  Company of  approximately
$21.8 million.

Dividend Reinvestment Plan
--------------------------

The Company has a Dividend Reinvestment Plan (the "DRIP"). The DRIP provides the stockholders  of the Company an opportunity to  automatically  invest their cash dividends in common stock. In addition,  eligible  participants may make monthly payments or other  voluntary  cash  investments  in shares of common stock.  The maximum monthly  investment  without prior Company approval is currently $1,000.
The DRIP was amended,  effective April 10, 2001, in order to reduce management's perceived  dilution from issuing new shares at or below the underlying net asset value.  The discount on reinvested  dividends  and optional  cash  purchases was reduced  from  3% to 2%.  The  maximum  monthly  investment  (without  receiving approval from the Company) was reduced from $5,000 to $1,000. As expected, these changes  significantly reduced participation in the Plan. Effective December 10,
2004, the discount was further reduced from 2% to 0%. In addition, in the fourth quarter of 2004, the Company has begun meeting share demand in

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
-    ----------------------------------------------------

Dividend Reinvestment Plan (Continued)
--------------------------------------

the program through share repurchase by the transfer agent in the open market on the Company's  behalf instead of new share  issuance.  This removes  essentially
100% of the  dilution  caused by issuing new shares at a price less than the net asset value in an economic and  efficient  manner.  A total of $18 million,  $30 million,  and $27 million was raised through this program during 2004, 2003, and
2002, respectively.

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

In May 1998,  the Company  adopted the  Director,  Officer  and  Employee  Stock
Purchase and Loan Plan (the "Stock Purchase Plan"). The program provides for the sale and issuance, from time to time as determined by the Board of Directors, of up to 500,000 shares of the Company's  Common Stock to the  directors,  officers and key employees of the Company for  consideration  of not less than 97% of the market  price of the Common  Stock.  The Stock  Purchase  Plan also  allowed the
Company  to  loan,  on a  recourse  basis,  the  participants  up to 100% of the purchase price (50% for non-employee directors).

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
2002.

During 2004, the loan balances aggregating $315,  outstanding as of December 31,
2003, under the officer and director share purchase program were repaid in full.
On August 5, 2002, the Board of Directors of the Company  prohibited any further loans to officers and directors in  accordance  with the  Sarbanes-Oxley  Act of
2002. HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
-    ----------------------------------------------------

Dividends
---------

Stockholders  are taxed on  dividends  and must report such  dividends as either ordinary  income,  capital  gains,  or as return of  capital.  The  Company  has declared a $2.49  distribution  per common share (CUSIP  437306103)  and a $2.25 distribution  per Series F preferred  share  (CUSIP  437306509)  during its most recent fiscal year.  Pursuant to Internal  Revenue Code Section 857 (b) (3) (C),
for the years ended December 31, 2004,  2003,  and 2002, the Company  designates the taxable composition of the following cash distributions to holders of common and  preferred  shares in the amounts  set forth in the tables  below and on the next page:

                          Common                                                Distribution Type
                                                             ---------------------------------------------------------
                                                               Ordinary                      20%        Unrecaptured
  Declaration       Record       Payable     Distributions     Taxable      Return of     Long-Term      Sec. 1250
     Dates          Dates         Dates        Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

       2/3/2004     2/17/2004     2/27/2004      $0.62          41.83%          0%          55.24%           0%
       5/4/2004     5/17/2004     5/28/2004      $0.62          41.83%          0%          55.24%           0%
       8/3/2004     8/16/2004     8/27/2004      $0.62          41.83%          0%          55.24%           0%
      11/2/2004    11/16/2004    11/26/2004      $0.63          41.83%          0%          55.24%           0%
                                                 -----          -----           -           -----            -

                               TOTALS            $2.49          41.83%          0%          55.24%           0%
                                                 =====          =====           =           =====            =

The taxable composition of cash distributions for each common share for 2003 and
2002 is as follows:

                                                                                Distribution Type
                                                             ---------------------------------------------------------
                                                               Ordinary                      20%        Unrecaptured
                                             Distributions     Taxable      Return of     Long-Term      Sec. 1250
     Year                                      Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

     2003                                          $2.45         55.62%        38.12%        0.00%         6.21%
     2002                                          $2.41         62.28%        37.17%        0.00%         0.55%

                    Series F Preferred                                          Distribution Type
                                                             ---------------------------------------------------------
                                                               Ordinary                      20%        Unrecaptured
  Declaration       Record       Payable     Distributions     Taxable      Return of     Long-Term      Sec. 1250
     Dates          Dates         Dates        Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

       2/3/2004     2/17/2004      3/1/2004     $0.56250        93.44%          0%            0%           6.56%
       5/4/2004     5/17/2004      6/1/2004     $0.56250        93.44%          0%            0%           6.56%
       8/3/2004     8/16/2004     8/31/2004     $0.56250        93.44%          0%            0%           6.56%
      11/2/2004    11/16/2004    11/30/2004     $0.56250        93.44%          0%            0%           6.56%
                                                --------        -----           -             -            ----

                               TOTALS           $2.25000        93.44%          0%            0%           6.56%
                                                ========        =====           =             =            ====

The taxable composition of cash distributions for each common share for 2003 and
2002 is as follows:

                                                                                Distribution Type
                                                             ---------------------------------------------------------
                                                               Ordinary                      20%        Unrecaptured
                                             Distributions     Taxable      Return of     Long-Term      Sec. 1250
     Year                                      Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

     2003                                          $2.25         89.87%         0.00%        0.00%        10.04%
     2002                                          $1.55         99.11%         0.00%        0.00%         0.89%

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
-    ----------------------------------------------------

Total Shares/Units Outstanding
------------------------------

At December 31, 2004,  32,625,413 common shares,  833,333 convertible  preferred shares  (assuming a conversion  of the  Preferred  Shares to Common  Shares) and
15,591,300  UPREIT Units were outstanding for a total of 49,050,046 common share equivalents.

In addition, 2,400,000 shares of Series F cumulative redeemable preferred shares were outstanding as of December 31, 2004.

9    STOCK BENEFIT PLAN
-    ------------------

The Company has adopted the 1994 Stock  Benefit  Plan,  as amended (the "Plan").
Plan participants include officers, non-employee directors, and key employees of the Company.  The Plan  provided  for the issuance of up to 1,596,000  shares to
officers  and  employees  and  154,000  shares  for  issuance  to   non-employee
directors. Options granted to officers and employees of the Company vest 20% for each  year of  service  until  100%  vested on the  fifth  anniversary.  Certain officers'  options  (264,000) and directors'  options (149,100) vest immediately upon grant.  The exercise price per share for stock options may not be less than
100% of the fair market  value of a share of common  stock on the date the stock option is granted (110% of the fair market value in the case of incentive  stock options  granted to employees  who hold more than 10% of the voting power of the
Company's  common  stock).  Options  granted to directors and employees who hold more than 10% of the voting  power of the Company  expire  after five years from the date of grant.

All other options  expire after ten years from the date of grant.  The Plan also allows for the grant of stock  appreciation  rights and restricted stock awards.
No additional options will be granted under this Plan.

On February 1, 2000, the Company  adopted the 2000 Stock Benefit Plan (the "2000
Plan").  The  2000  Plan  participants  include  directors,  officers,  regional managers  and  on-site  property  managers.  The 2000 Plan  limits the number of shares  issuable  under  the  plan to  2,755,000,  of which  205,000  were to be available for issuance to the non-employee directors. No additional options will be granted under the 2000 Plan to non-employee  directors. At December 31, 2004,
775,666 common shares were available for future grant of options or awards under the 2000 plan for officers and employees.

On May 6, 2003,  the  Company  adopted  the 2003 Stock  Benefit  Plan (the "2003
Plan").  Plan participants  include directors,  officers,  regional managers and on-site  property  managers.  The 2003 Plan limits the number of shares issuable under the plan to  1,450,000,  of which 200,000 are to be available for issuance to the non-employee  directors.  At December 31, 2004, 206,010 and 84,400 common shares were  available for future grant of options or awards under the 2003 plan for  officers and  employees  and  non-employee  directors,  respectively.

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9    STOCK BENEFIT PLAN (Continued)
-    ------------------------------

Details of stock option activity during 2004, 2003, and 2002 are as follows:

                                                               Weighted Average
                                                  Number        Exercise Price
                                                of Options        Per Option
                                                ----------        ----------

Options outstanding at January 1, 2002           2,105,102          $28.69
(764,819 shares exercisable)

Granted, 2002                                      682,590          $34.77
Exercised, 2002                                (185,255)         $23.92
Cancelled, 2002                                (175,084)         $30.16
                                                 ---------

Options outstanding at December 31, 2002         2,427,353          $30.66
(921,781 shares exercisable)

Granted, 2003                                      678,370          $36.80
Exercised, 2003                                (255,502)         $28.31
Cancelled, 2003                                (221,088)         $32.50
                                                 ---------

Options outstanding at December 31, 2003         2,629,133          $32.32
(1,070,995 shares exercisable)

Granted, 2004                                      607,160          $38.75
Exercised, 2004                                (605,053)         $29.47
Cancelled, 2004                                (177,524)         $34.63
                                                 ---------

Options outstanding at December 31, 2004         2,453,716          $34.41
                                                 =========
(959,292 shares exercisable)

The following table summarizes information about options outstanding at December
31, 2004:

                                 Weighted         Weighted
                                 Average          Average          Weighted
                                Remaining        Fair Value        Average                           Exercise
    Year          Number       Contractual     of Options on       Exercise        Number           Price Range
  Granted      Outstanding         Life          Grant Date         Price        Exercisable        Per Option
  -------      -----------         ----          ----------         -----        -----------        ----------

    1996            6,517             1            $1.20            $19.637           6,517        $19.00-$20.50
    1997            4,750             3            $1.55             26.500           4,750           $26.50
    1998           16,017             4            $1.32             25.125          16,017           $25.125
    1999           83,963             5            $1.57             27.125          83,963           $27.125
    2000          245,096             6            $1.88             31.206         176,456       $28.313-$31.375
    2001          467,672             7            $1.64             29.354         308,592        $27.01-$31.60
    2002          489,981             8            $1.95             34.817         248,457        $32.20-$36.03
    2003          558,860             9            $1.78             36.786         114,540        $36.28-$36.85
    2004          580,860            10            $3.33             38.749               -        $37.91-$38.83
                ---------            --            -----            -------         -------        -------------
Totals          2,453,716             8            $2.15            $34.411         959,292        $19.00-$38.83
                =========            ==            =====            =======         =======        =============

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9    STOCK BENEFIT PLAN (Continued)
-    ------------------------------

In 2004 and 2003,  the Company  granted  65,932 and 198,420 shares of restricted stock.  The  restricted  stock  outstanding  at December 31, 2004 and 2003,  was
267,928 and 236,170 shares, respectively.  The 62,332 shares of restricted stock granted  to  key  employees  of the  Company  during  2004,  vests  25% on  each anniversary of the date of grant for the period of four years. The 65,850 shares of restricted  stock granted to key employees of the Company during 2003,  vests
100% on the fifth  anniversary of the date of grant. In addition,  in the fourth quarter of 2003,  $5,000 of  restricted  stock was  granted  to the  Leenhoutses
(129,870 shares at $37.75 per share). The total amount of the grant was expensed in the fourth quarter of 2003 as it was part of their  retirement  award and was fully earned at that date. The  restrictions on this restricted stock granted to the Leenhoutses  vests 20% on each anniversary of the grant date. The restricted shares were granted  during 2003 and 2004 at a weighted  average price of $35.64 to $40.10 per share,  respectively.  Total  compensation  cost  recorded for the years ended December 31, 2004, 2003 and 2002 for the restricted share grants was
$1,171, $5,537, and $241, respectively.

In January 2003,  the Company  adopted the fair value method of recording  stock compensation  awards in  accordance  with SFAS 148  "Accounting  for Stock Based
Compensation  - An  Amendment  of  SFAS  123"  (SFAS  148)  using  the  Modified
Prospective  approach of adoption as outlined in the pronouncement.  In 2004 and
2003, the Company  recognized $948 and $804 in stock  compensation costs related to its outstanding stock options.

10   SEGMENT REPORTING
--   -----------------

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

Core properties  consist of all apartment  communities owned throughout 2003 and
2004 where  comparable  operating  results are  available.  Therefore,  the Core
Properties  represent   communities  owned  as  of  January  1,  2003.  Non-core
properties consist of apartment  communities acquired during 2003 and 2004, such that full year comparable operating results are not available.

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

During  2003  and  2004,  the  Company  reclassified  certain  property  related operating  expenses from general and administrative to operating and maintenance which would impact the segment  contribution  of FFO. This  reclassification  is also reflected in the prior period presentations.

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10   SEGMENT REPORTING (Continued)
--   -----------------------------

The revenues,  profit (loss), and assets for each of the reportable segments are summarized as follows for the years ended December 31, 2004, 2003, and 2002.

                                                                                   2004           2003         2002
Revenues
Apartments owned
    Core properties                                                           $ 425,844      $ 409,916    $ 342,739
    Non-core properties                                                          29,179          5,172       26,251
Reconciling items                                                                 3,307          4,942        3,292
                                                                              ---------       --------     --------
Total Revenue                                                                 $ 458,330      $ 420,030    $ 372,282
                                                                              =========       ========     ========

Profit (loss)
Funds from operations:
    Apartments owned
    Core properties                                                           $ 234,927      $ 229,798    $ 197,544
Non-core properties                                                              17,617          3,517       16,863
Reconciling items                                                                 3,307          4,942        3,292
                                                                              ---------       --------     --------
Segment contribution to  FFO                                                    255,851        238,257      217,699

General and administrative expenses                                            (23,978)      (22,607)    (12,649)
Interest expense                                                               (90,506)      (84,368)    (76,783)
Prepayment penalties included in interest                                            36          1,610        3,275
Depreciation of unconsolidated affiliates                                           556          2,441        1,346
Non-real estate depreciation/amortization                                      (3,446)      (2,327)    (1,174)
FAS 141 acquisition rent /intangibles                                             1,111             46            -
Redeemable preferred dividend                                                  (5,400)      (5,400)    (4,155)
Equity in earnings (losses) of unconsolidated affiliates                       (538)      (1,892)    (17,493)
Impairment of assets held as General Partner                                   (1,116)      (2,518)    (3,533)
Impairment of affordable assets not in FFO                                          945          2,034        1,470
Loss on disposition of discontinued operations before minority interest        (9,725)              -            -
Income from discontinued operations before minority interest
    depreciation and loss on disposition of property                              3,163          7,527       13,742
                                                                              ---------       --------     --------
Funds from Operations                                                           126,953        132,803      121,745
Depreciation - apartments owned                                                (88,454)      (77,089)    (66,573)
Depreciation of unconsolidated affiliates                                      (1,998)      (2,441)    (1,346)
FAS 141 acquisition rent /intangibles                                          (1,111)      (46)
Prepayment penalties                                                                  -              -     (3,275)
Prepayment penalties in connection with sale of real estate                    (36)      (1,610)           -
Impairment of real property                                                           -       (423)    (1,565)
Redeemable preferred dividend                                                     5,400          5,400        4,155
Impairment of affordable assets not in FFO                                     (945)      (2,034)    (1,470)
Minority interest in earnings                                                  (13,637)      (13,965)    (9,451)
Loss on disposition of discontinued operations before minority interest           9,725              -            -
Income from discontinued operations before minority interest and loss
    on disposition of property                                                      250      (3,894)    (7,253)
                                                                              ---------       --------     --------
Income from continuing operations                                             $  36,147       $ 36,701     $ 34,967
                                                                              =========       ========     ========

Assets
Apartments owned
    Core properties                                                          $2,277,130     $2,252,103
    Non-core properties                                                         440,852        170,827
Reconciling items                                                                98,814         90,387
                                                                             ----------     ----------
Total Assets                                                                 $2,816,796     $2,513,317
                                                                             ==========     ==========
Real Estate Capital Expenditures
New property acquisitions                                                     $ 256,208       $ 96,801
Additions to properties
    Core properties                                                              91,151        101,398
    Non-core properties                                                          11,549          4,948
Increase in real estate associated with the purchase of UPREIT Units             11,864          5,600
                                                                             ----------     ----------
Total Real Estate Capital Expenditures                                        $ 370,772       $208,747
                                                                             ==========     ==========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11   DERIVATIVE FINANCIAL INSTRUMENTS
--   --------------------------------

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

     Original
 Notional Amount    Fixed Interest Rate    Variable Interest Rate    Maturity Date
 ---------------    -------------------    ----------------------    -------------
 $16,384,396             5.35%                 LIBOR + 1.50%         June 25, 2007
 $10,000,000             5.39%                 LIBOR + 1.50%         June 25, 2007
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
HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
--   --------------------------------------------

As of December 31, 2004, the aggregate fair value of the Company's interest rate swaps was $659 prior to the allocation of minority interest,  and is included in accrued expenses and other liabilities in the consolidated  balance sheets.  For the twelve  months  ending  December  31,  2004,  as the  critical  terms of the interest  rate swaps and the hedged items are the same, no  ineffectiveness  was recorded in the  consolidated  statements of  operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness.  The
Company  expects  that within the next  twelve  months it will  reclassify  as a charge to earnings $382,  prior to the allocation of minority  interest,  of the amount recorded in accumulated other  comprehensive  loss. The fair value of the interest  rate swaps is based upon the  estimate of amounts  the  Company  would receive or pay to terminate the contract at the reporting  date and is estimated using interest rate market pricing models.

12   TRANSACTIONS WITH AFFILIATES
--   ----------------------------

The Company and the Management Companies  recognized  management and development fee revenue,  interest  income and other  miscellaneous  income from  affiliated entities of $696,  $3,679,  and $5,783 for the years ended  December  31,  2004,
2003, and 2002,  respectively.  The Company had accounts receivable  outstanding due from  affiliated  entities  of $12 and $162 at  December 31,  2004 and 2003, respectively.

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to Home Leasing,  LLC,  which is owned by Nelson and Norman
Leenhouts.  This division managed approximately 2.2 million square feet of gross leasable area, as well as certain planned  communities.  The initial amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the management fee received by Home Leasing in connection with the management of one of the commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the  contract  is  approximately  $4.6,  or $55.2 per year.  If Home Leasing  continues  to manage the  property for three years,  the
Company is expected  to receive  total  additional  deferred  purchase  price of
$165.6,  of which $55.2 has been received for the year ended  December 31, 2004.
The current  gain  recorded on the sale of these  assets as of December 31, 2004 amounts to $24.4.  If the management of this property is retained for the entire three years, the Company expects to receive an additional  $110.4 for the period
January  1,  2005  through  January  1,  2007.  The gain on sale  would  then be approximately $134.8.

On March 2, 2004,  the Company  acquired  Wellington  Trace  Apartments  from an affiliated  partnership  owned  by one  of the  Company's  directors  for  $27.1 million.

A director and former officer of the Company provided consulting services to the
Company during 2002 for fees approximating $54.

In 1997,  certain  officers and inside  directors of the Company  entered into a lease  termination  agreement  with the Company.  The  agreement  provided for a contingent  termination fee based on the performance of the underlying property.
In 2002, an amount of $312 became  payable to the Company under the terms of the agreement.  This  amount  was  classified  in  "Property  other  income"  in the
Consolidated Statements of Operations. The agreement expired in 2002.

The Company  leases its  corporate  office  space from an  affiliate.  The lease requires an annual base rent of $884 and $895 for the years ended 2005 and 2006, respectively.  The lease also  requires the Company to pay a pro rata portion of property  improvements,  real estate taxes and common area  maintenance.  Rental expense was $1,694,  $1,609, and $1,296 for the years ended  December 31,  2004,
2003, and 2002, respectively.

During 2004, the loan balances aggregating $315,  outstanding as of December 31,
2003, under the officer and director share purchase program were repaid in full.
On August 5, 2002, the Board of Directors of the Company  prohibited any further loans to officers and directors in  accordance  with the  Sarbanes-Oxley  Act of
2002.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES
--   -----------------------------

Property Lease
--------------

On  December 1, 2004 the Company  entered in to a lease  agreement  with a third party  owner to manage the  operations  of one of their  communities  with 1,387 apartment  units.  The lease has a term of five years, but after two years (from the 24th month to the 36th month), the owner may require us to buy the property.
From the 36th month to the end of the lease  term,  the Company has the right to require  the owner to sell the  property  to the  Company.  It is the  Company's expectation  that closing on the acquisition of the property will occur no later than 36  months  after the  commencement  of the  lease.  The  estimated  future acquisition  price of the property is $140 million.  The  agreement  required an
initial  deposit  of  $5,000,   with  an  additional  $1,000  estimated  deposit
requirement for each of the next two years,  representing  capital  improvements paid by the owner.  The net operating  income of the property (as defined in the lease  agreement) is remitted back to the owner as rent on a monthly  basis.  In exchange for services,  the Company is entitled to receive monthly; a management fee equal to 5% of Collected  Income,  as defined in the lease, an incentive fee of $25, and interest  payments  equal to 3% annual  interest on the  outstanding deposit.  Including interest, the total income recognized by the Company for the year-end December 31, 2004 amounted to $98.

Ground Lease
------------

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires  the lessee to pay real  estate  taxes,  insurance  and  certain  other operating expenses  applicable to the leased property.  Ground lease expense was
$226,  $219, and $210,  including  contingent rents of $156, $149, and $140, for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31,
2004,  future minimum rental payments  required under the lease are $70 per year until the lease expires.

401(k) Savings Plan
-------------------

The Company  sponsors a contributory  savings plan.  Under the plan, the Company will  match  75% of the  first 4% of  participant  contributions.  The  matching expense under this plan was $690,  $1,010, and $638 for the years ended December
31, 2004, 2003, and 2002, respectively.

Incentive Compensation Plan
---------------------------

The  Incentive  Compensation  Plan  provides  that  eligible  officers  and  key employees may earn a cash bonus based on the percentage  growth in the Company's
"funds  from   operations"  per  share/unit   (computed  based  on  the  diluted
shares/units  outstanding) as compared against the industry average growth.  The bonus expense  charged to operations  (including  that portion  allocated to the
Management  Companies)  was  $3,414,  $1,729,  and  $2,764  for the years  ended
December 31, 2004, 2003 and 2002, respectively.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES (Continued)
--   -----------------------------------------

Contingencies (Continued)
-------------------------

should  subject the Company to a much lower level of tax going  forward.  During the fourth quarter of 2004, the State  Department of Revenue  formally  approved the settlement offer of $29 on the 1998 tax year which was made during the third quarter.  For the remaining  years,  1999-2001 or $1.1 million in exposure,  the
Company is still  dealing with the State  Department  of Revenue,  pursuing 100%
relief as supported by interpretation of tax law by outside counsel.

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
Based upon its internal analysis, the Company estimated its liability as of June
30, 2004 in those states where it found  non-compliance and recorded at June 30,
2004 a liability of $1,712.  This was included in the second quarter results and allocated  $761 to  expense  and $951  capitalized  to real  estate  assets  for improvements.  The  liability  recorded  relates to the period  beginning on the later of: (i) the date the Company first  purchased  property in the  applicable state;  or (ii)  January 1, 1997 and ending on June 30, 2004.  In addition,  the
Company  increased the liability for sales tax exposure by $68 for the six-month period ended  December  31,  2004.  The Company  recognizes  that the  liability recorded is an estimate and that the actual tax  liability  that will be paid in the future may be less than or  greater  than this  estimate.  The  Company  has determined that the likely range is between $1,325 and $2,300.

In  connection  with  various  UPREIT  transactions,  the  Company has agreed to maintain  certain  levels  of  nonrecourse  debt for a  period  of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted  in its ability to sell certain  contributed  properties  (47% of the owned  portfolio)  for a period of 5 to 15 years  except  through a tax deferred
Internal Revenue Code Section 1031 like-kind exchange.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES (Continued)
--   -----------------------------------------

Debt Covenants (Continued)
--------------------------

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

                                    Calculation Presented for Series F Covenants
                                                                             Three-months ended
                                                                 Dec. 31     Sept. 30      June 30     Mar. 31
                                                                    2004         2004         2004        2004
                                                                    ----         ----         ----        ----
EBITDA
     Total revenues                                             $118,357     $118,942     $118,017    $113,197
     Net operating income from discontinued operations             2,143        1,364        1,069           -
     Operating and maintenance                                   (52,227)     (50,372)     (51,081)    (54,232)
     General and administrative                                 (9,482)    (4,879)    (4,892)   (4,725)
     Impairment of assets held as General Partner                      -            -            -    (1,116)
     Equity in earnings (losses) of unconsolidated affiliates          -           25     (25)   (538)
                                                                --------     --------     --------    --------
                                                                $ 58,791     $ 65,080     $ 63,088    $ 52,586
Fixed Charges
     Interest expense                                           $ 23,891     $ 23,496     $ 23,783    $ 21,332
     Interest expense on discontinued operations                     442           40          476           -
     Preferred dividends                                           1,898        1,898        1,899       1,898
     Capitalized interest                                            191          230          171         171
                                                                --------     --------     --------    --------
                                                                $ 26,422     $ 25,664     $ 26,329    $ 23,401

Times Coverage ratio:                                             2.23         2.54         2.40        2.25

Guarantees
----------

As of December 31, 2004, the Company,  through its general partnership interests in certain  affordable  property  limited  partnerships,  has guaranteed the Low
Income  Housing Tax  Credits to limited  partners  in 10  partnerships  totaling approximately  $21,000.  As of December 31, 2004, there were no known conditions
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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14   PROPERTY ACQUISITIONS
--   ---------------------

For the years ended December 31, 2004,  2003, and 2002, the Company has acquired the communities listed below:

                                                                                                           Cost of
                                   Market            Date           Year        Number       Cost of     Acquisition
         Community                  Area           Acquired      Constructed   of Units    Acquisition     Per Unit
         ---------                  ----           --------      -----------   --------    -----------     --------
11 Property Portfolio        Long Island           3/1-5/31/02        1949-79    1,688      $ 152,794        $  87
Gardencrest                  Boston                    6/28/02           1948      696      $  85,885        $ 123
Brittany Place               Northern VA               8/22/02           1968      591      $  44,336        $  70
Cider Mill                   Northern VA               9/27/02           1978      864      $  81,490        $  85
5 Property Portfolio         Hudson Valley            10/11/02           1969      224      $  13,990        $  57
W. Springfield Terrace       Northern VA              11/18/02           1978      244      $  34,198        $140
The Sycamores                Northern VA              12/16/02           1978      185      $  20,350        $ 110
Stone Ends                   Boston                    2/12/03           1972      280      $  34,028        $ 121
Falkland Chase               Northern VA               9/10/03           1937      450      $  58,942        $ 131
Chatham Hill                 New Jersey                1/30/04           1967      308      $  48,215        $ 157
Northwood                    New Jersey                1/30/04           1965      134      $  15,186        $ 113
Fairmount                    New Jersey                1/30/04           1943       54      $   2,256        $  42
Kensington                   New Jersey                1/30/04           1943       38      $   1,843        $  49
Wellington Trace             Northern VA                3/2/04           2002      240      $  27,134        $ 113
Village @ Marshfield         Boston                    3/17/04           1972      276      $  31,695        $ 115
Woodleaf                     Northern VA               3/19/04           1985      228      $  20,672        $  91
The Hamptons/Vinings         Southeast Florida          7/7/04      1986-1989      836      $  70,381        $  84
Regency Club                 New Jersey                9/24/04           1974      372      $  37,610        $ 101

15   DISCONTINUED OPERATIONS
--   -----------------------

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
Pursuant to the definition of a component of an entity in the SFAS,  assuming no significant  continuing involvement by the former owner after the sale, the sale of an  apartment  community  is now  considered  a  discontinued  operation.  In addition,  apartment communities classified as held for sale are also considered a discontinued operation.  The Company generally considers assets to be held for sale  when all  significant  contingencies  surrounding  the  closing  have been resolved,  which often  corresponds  with the actual  closing  date.  Properties classified in this manner through  December 31, 2004, as discussed  below,  were reclassified as such in the accompanying  Consolidated  Statements of Operations for each of the three years ended December 31, 2004.

Included in discontinued  operations for the three years ended December 31, 2004 are the operating results,  net of minority  interest,  of twenty four apartment community dispositions (five sold in 2004, seven sold in 2003 and twelve sold in
2002). In addition, discontinued operations for the year ended December 31, 2004 includes the  operating  results,  net of minority  interest of twenty two VIE's sold during 2004 and twelve  VIE's held for sale as of December  31,  2004.  For purposes of the discontinued operations presentation,  the Company only includes
interest  expense   associated  with  specific  mortgage   indebtedness  of  the
properties that are considered discontinued operations.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15   DISCONTINUED OPERATIONS (Continued)
--   -----------------------------------

The operating  results of discontinued  operations are summarized as follows for the years ended December 31, 2004, 2003, and 2002:

                                                                                     2004         2003         2002
                                                                                     ----         ----         ----
Revenues:
   Rental Income                                                                  $26,860      $19,877      $29,783
   Property other income                                                            1,677          983        1,193
                                                                                 --------     --------     --------
Total Revenues                                                                     28,537       20,860       30,976
                                                                                 --------     --------     --------

         Operating and Maintenance                                                 17,388        9,805       13,194
   Interest expense                                                                 6,256        3,528        4,040
   Depreciation and amortization                                                    5,300        3,210        4,924
   Impairment of real property                                                      1,100          423        1,565
                                                                                 --------     --------     --------
Total Expenses                                                                     30,044       16,966       23,723
                                                                                 --------     --------     --------

Income (loss) from discontinued operations before minority interest and gain
   (loss) on disposition of property                                              (1,507)       3,894        7,253

Minority interest in limited partnerships                                           1,273            -            -
Minority interest in operating partnerships                                            80      (1,387)     (2,775)
                                                                                 --------     --------     --------

Income from discontinued operations                                              ($   154)    $  2,507     $  4,478
                                                                                 ========     ========     ========

The table below  provides a more  detailed  presentation  of the  components  of discontinued operations for year-ended December 31, 2004.

                                                                                    Owned
                                                                              Communities        VIE's        Total
                                                                              -----------        -----        -----
Revenues
   Rental Income                                                                 $ 11,444      $15,416      $26,860
   Property other income                                                              639        1,038        1,677
                                                                                 --------     --------     --------
Total Revenues                                                                     12,083       16,454       28,537

Expenses
  Operating and Maintenance                                                         5,451       11,937       17,388
   Interest expense                                                                 2,168        4,088        6,256
   Depreciation and amortization                                                    1,971        3,329        5,300
   Impairment of real property                                                      1,100            -        1,100
                                                                                 --------     --------     --------
Total Expenses                                                                     10,690       19,354       30,044
                                                                                 --------     --------     --------

Income (loss) from discontinued operations before minority interest and
   gain (loss) on disposition of property                                           1,393     (2,900)     (1,507)
Minority interest in limited partnerships                                               -        1,273        1,273
Minority interest in operating partnerships                                           448     (528)     (80)
                                                                                 --------     --------     --------
Income (loss) from discontinued operations                                      $     945      ($1,099)    ($   154)
                                                                                 ========     ========     ========

The results of  discontinued  operations in the table above have been  presented for the year-ended  December 31, 2004 only, as the  discontinued  operations for
2003 and 2002 solely represents the results from owned communities.

16   PROFORMA CONDENSED FINANCIAL INFORMATION
--   ----------------------------------------

The Company  acquired ten apartment  communities  ("2004 Acquired  Communities")
with  a  combined  2,486  units  in  six  unrelated   transactions   during  the
twelve-month  period ended December 31, 2004. The total combined  purchase price
(including  closing costs) of $257.4 million equates to  approximately  $104 per unit.  Consideration  for the  communities  was funded through the assumption or placement  of new  debt of  $146.6  million  of  debt,  $98.7 million  from  the
Company's line of credit and $12.1 million of UPREIT Units.

The following  unaudited  proforma  information was prepared as if: (i) the 2004 transactions  related  to the  acquisition  of the "2004  Acquired  Communities"
occurred on January 1, 2003, and (ii) the 2003 transactions related to

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16   PROFORMA CONDENSED FINANCIAL INFORMATION (Continued)
--   ----------------------------------------------------

the acquisition of two apartment  communities in two separate  transactions  had occurred on January 1, 2002.  The proforma  financial  information is based upon
the  historical   consolidated  financial  statements  and  is  not  necessarily indicative of the consolidated results which actually would have occurred if the transactions  had been  consummated  at  January  1,  2002 or 2003,  nor does it purport to represent the results of operations for future  periods.  Adjustments to the proforma condensed combined statement of operations for the twelve months ended  December 31, 2004,  2003,  and 2002 consist  principally of providing net operating  activity and recording  interest,  depreciation and amortization from
January 1, 2002 or 2003 to the acquisition date as appropriate.

                                                                                              For the years ended
                                                                                           December 31, (unaudited)

                                                                                                 2004           2003
                                                                                                 ----           ----

Total revenues                                                                               $467,738       $448,251
Net income available to common shareholders before cumulative effect of change in
  accounting principle                                                                         28,936         27,584
Net income available to common shareholders                                                    28,615         27,584

Per common share data:
Net income available to common shareholders before cumulative effect of change in accounting principle
   Basic                                                                                       $0.88          $0.94
   Diluted                                                                                     $0.87          $0.93
Net income available to common shareholders:
   Basic                                                                                       $0.87          $0.94
   Diluted                                                                                     $0.86          $0.93
Weighted average numbers of shares outstanding:
  Basic                                                                                     32,911,945     29,208,242
                                                                                            ==========     ==========
  Diluted                                                                                   33,314,038     29,575,660
                                                                                            ==========     ==========

                                                                                              For the years ended
                                                                                           December 31, (unaudited)

                                                                                                 2003           2002
                                                                                                 ----           ----

Total revenues                                                                               $424,316       $381,491
Net income available to common shareholders                                                    25,872         18,600

Per common share data:
Net income available to common shareholders:
   Basic                                                                                       $0.89          $0.71
   Diluted                                                                                     $0.89          $0.71
Weighted average numbers of shares outstanding:
  Basic                                                                                     29,208,242     26,054,535
                                                                                            ==========     ==========
  Diluted                                                                                   29,575,660     26,335,316
                                                                                            ==========     ==========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17   SUPPLEMENTAL CASH FLOW DISCLOSURES
--   ----------------------------------

Supplemental  cash flow  information  including non cash financing and investing activities for the years ended December 31, 2004, 2003, and 2002 are as follows:

                                                                               2004           2003           2002
                                                                               ----           ----           ----
Cash paid for interest                                                        $92,150        $85,895        $76,326
Mortgage loans assumed associated with property acquisitions                   90,568         25,239        153,581
Issuance of UPREIT Units associated with property and other acquisitions       12,105          4,806         11,522
Increase in real estate associated with the purchase of UPREIT Units           12,470          5,600          2,200
Exchange of UPREIT Units for common shares                                     14,106          7,442          4,411
Fair value of hedge instruments                                                   659            956          1,618
Compensation cost of stock options issued                                         948            804              -
Net real estate assumed in connection with FIN 46R consolidation              152,319              -              -
Other assets assumed in connection with FIN 46R consolidation                  11,916              -              -
Mortgage debt assumed in connection with FIN 46R consolidation                129,149              -              -
Other liabilities assumed in connection with FIN 46R consolidation              5,363              -              -
Net real estate disposed in connection with FIN 46R consolidation              69,743              -              -
Other assets disposed in connection with FIN 46R consolidation                  3,054              -              -
Mortgage debt disposed in connection with FIN 46R consolidation                48,611              -              -
Other liabilities disposed in connection with FIN 46R consolidation             2,759              -              -

18   GAIN (LOSS) ON DISPOSITION OF PROPERTY AND BUSINESS
--   ---------------------------------------------------

During 2004, the Company disposed of five apartment communities with 1,646 units in four unrelated  transactions.  The total sales price of $92.5 million equates to $56 per  unit.  The  total  gain on sale of these  transactions  amounted  to approximately $26.6 million.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)
--   -----------------------------------------------------

Quarterly  financial  information for the years ended December 31, 2004 and 2003 are as follows:

                                                                                     2004
                                                                                     ----
                                                                First         Second        Third        Fourth
                                                                -----         ------        -----        ------

Revenues                                                       $109,556      $113,894      $116,523     $118,357
Adjustment for discontinued operations                            3,641         4,123         2,419            -
                                                               --------      --------      --------     --------
Revenues as reported on Form 10-Q                               113,197       118,017       118,942      118,357

Net Income                                                        6,478        10,641         4,925       24,978

Per share data:

Basic earnings per share data:
Net income available to common shareholders                      $0.14         $0.27         $0.09        $0.70

Diluted earnings per share data:
Net income available to common shareholders                      $0.14         $0.26         $0.09        $0.69

                                                                                     2003
                                                                                     ----
                                                                  First        Second         Third       Fourth
                                                                  -----        ------         -----       ------

Revenues                                                       $101,631      $104,266      $106,358     $107,775
Adjustment for discontinued operations                            3,502         2,396         2,412        3,683
                                                               --------      --------      --------     --------
Revenues as reported on Form 10-Q                               105,133       106,662       108,770      111,458

Net Income                                                        7,389        12,134        11,604       10,669

Per share data:

Basic earnings per share data:
Net income available to common shareholders                      $0.14         $0.32         $0.30        $0.28

Diluted earnings per share data:
Net income available to common shareholders                      $0.14         $0.31         $0.30        $0.27

Full year per share data does not equal the sum of the quarterly data due to the impact of the convertible  securities on the quarterly  results and not the year to date amounts. The quarterly reports for the years ended December 31, 2004 and
2003 have been  reclassified  to reflect  discontinued  operations in accordance with SFAS No. 144.

20   SUBSEQUENT EVENTS
--   -----------------

On January 13, 2005 the Company  acquired a 204-unit  community in  Westminster,
Maryland.  The total purchase price of $19.7 million,  including  closing costs, equates to approximately $96 per apartment unit. Consideration for this property was funded through the use of the Company's line of credit.

On March 1, 2005, the Company acquired a 198-unit  community in Hackensack,  New
Jersey.  The total  purchase price of $12.9  million,  including  closing costs, equates to approximately $65 per apartment unit. Consideration for this property included  assumed  debt of $4.9  million and $8.0 million in UPREIT units of the
Company. In addition, the Company acquired a 148-unit community in Aberdeen, New
Jersey.  The total  purchase  price of $7.4 million,  including  closing  costs, equates to approximately $50 per apartment unit. Consideration for this property included  assumed  debt of $3.0  million and $4.4 million in UPREIT units of the
Company.

                                                                     SCHEDULE II

                              HOME PROPERTIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31:
                                 (IN THOUSANDS)

                                      Balance at    Charged to
                                       beginning     Costs and       Amounts    Balance at
                                         of year      Expenses   Written Off   end of year
                                         -------      --------   -----------   -----------

Allowance for Doubtful Receivables
----------------------------------

December 31, 2004:                       $   241         3,527       (3,201)       $   567
                                         -------           ---        -----        -------

December 31, 2003:                       $   125         2,954       (2,838)       $   241
                                         -------           ---        -----        -------

December 31, 2002:                       $    12         1,934       (1,821)       $   125
                                         -------           ---        -----        -------

Deferred Tax Valuation Allowance
--------------------------------

December 31, 2004:                       $ 8,185           495            -        $ 8,680
                                         -------           ---        -----        -------

December 31, 2003:                       $   559         7,626            -        $ 8,185
                                         -------           ---        -----        -------

December 31, 2002:                       $   360           199            -        $   559
                                         -------           ---        -----        -------

                                                                          SCHEDULE III
                                                                     HOME PROPERTIES, INC.
                                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                       DECEMBER 31, 2004
                                                                        (IN THOUSANDS)

                                           Initial              Costs               Total                          Total
                                              Cost           Capital-                Cost                           Cost
                                         Buildings,              ized          Buildings,                         Net of
                                           Improve-            Subse-            Improve-             Accumu-    Accumu-
                                            ments &          quent to             ments &               lated      lated   Year of
                         Encum-              Equip-  Adjust-   Acqui-              Equip-              Depre-     Depre-    Acqui-
Community               brances     Land       ment ments(a)   sition     Land       ment   Total(b)  ciation    ciation    sition
---------               -------     ----       ---- --------   ------     ----       ----   --------  -------    -------    ------

1600 East Avenue                   1,000      8,527             5,092    1,000     13,619     14,619    3,219     11,400      1997
1600 Elmwood             11,027      299      5,698    3,339    4,326      299     13,363     13,662    7,129      6,533      1983
Bayview/Colonial          5,428    1,600      8,471             3,732    1,600     12,203     13,803    1,452     12,351      2000
Beechwood                            560      3,442             2,258      560      5,700      6,260    1,146      5,114      1998
Blackhawk                13,736    2,968     14,568             4,661    2,968     19,229     22,197    2,422     19,775      2000
Bonnie Ridge             36,068    4,830     42,769            19,891    4,830     62,660     67,490   10,075     57,415      1999
Braddock Lee             21,915    3,810      8,842             4,973    3,810     13,815     17,625    3,181     14,444      1998
Brittany Place           19,049    4,728     39,608             5,897    4,728     45,505     50,233    3,027     47,206      2002
Brook Hill                           330      7,920             4,717      330     12,637     12,967    3,955      9,012      1994
Cambridge Village         3,246    2,460      3,188             1,501    2,460      4,689      7,149      359      6,790      2002
Canterbury -MD           30,072    4,944     21,384             4,747    4,944     26,131     31,075    3,737     27,338      1999
Canterbury Square         5,955    2,352     10,791             4,871    2,352     15,662     18,014    3,559     14,455      1997
Carriage Hill - MI        3,380      840      5,974             1,896      840      7,870      8,710    1,613      7,097      1998
Carriage Hill - NY        5,841      570      3,827             2,984      570      6,811      7,381    1,843      5,538      1996
Carriage Park             4,878    1,280      8,184             3,205    1,280     11,389     12,669    2,472     10,197      1998
Castle Club               6,804      948      8,909             2,246      948     11,155     12,103    1,463     10,640      2000
Cedar Glen                           715      2,018             1,880      715      3,898      4,613      839      3,774      1998
Charter Square           10,058    3,952     18,247             8,217    3,952     26,464     30,416    5,642     24,774      1997
Chatham Hill             27,220    1,848     46,150             1,553    1,848     47,703     49,551    1,132     48,419      2004
Cherry Hill Club          1,937      492      4,096             3,182      492      7,278      7,770    1,566      6,204      1998
Cherry Hill Village       5,205    1,120      6,835             2,556    1,120      9,391     10,511    1,834      8,677      1998
Chesterfield              7,764    1,482      8,206             4,224    1,482     12,430     13,912    2,785     11,127      1997
Cider Mill               64,585   15,552     65,938             4,234   15,552     70,172     85,724    4,312     81,412      2002
Cornwall Park             5,645      439      2,947             4,039      439      6,986      7,425    1,800      5,625      1996
Country Village           6,193    2,236     11,149             6,019    2,236     17,168     19,404    3,416     15,988      1998
Courtyards Village        4,983    3,360      9,824             2,098    3,360     11,922     15,282    1,165     14,117      2001
Coventry Village                     784      2,328             2,539      784      4,867      5,651      996      4,655      1998
Curren Terrace           14,998    1,908     10,957             5,722    1,908     16,679     18,587    3,739     14,848      1997
Cypress Place             6,219    2,304      7,861             3,005    2,304     10,866     13,170    1,361     11,809      2000
Deerfield Woods           3,148      864      4,877             1,769      864      6,646      7,510      888      6,622      2000
Devonshire Hills         23,583   14,850     32,934             4,122   14,850     37,056     51,906    3,504     48,402      2001
East Hill                            231      1,560               987      231      2,547      2,778      510      2,268      1998
East Meadow               7,140    2,250     10,803               753    2,250     11,556     13,806    1,336     12,470      2000
East Winds                           960      5,079             2,263      960      7,342      8,302      900      7,402      2000
Elmwood Terrace          21,761    6,048     14,680             4,029    6,048     18,709     24,757    2,386     22,371      2000
Emerson Square            2,230      384      2,019             1,120      384      3,139      3,523      854      2,669      1997
Executive                 3,162      600      3,420             2,563      600      5,983      6,583    1,385      5,198      1997
Fairmount                            324      1,914                62      324      1,976      2,300       50      2,250      2004
Fairview                  7,503      580      5,305    2,828    3,716      580     11,849     12,429    5,885      6,544      1985
Falcon Crest             15,297    2,772     11,116             5,459    2,772     16,575     19,347    2,773     16,574      1999
Falkland Chase           40,058    9,000     49,705             1,205    9,000     50,910     59,910    1,737     58,173      2003
Fenland Field            12,295    3,510     11,050             2,598    3,510     13,648     17,158    1,304     15,854      2001
Fordham Green             2,756      802      5,280             2,802      802      8,082      8,884    1,689      7,195      1997
Gardencrest Apts.                 24,360     61,525            11,207   24,360     72,732     97,092    4,941     92,151      2002
Gateway Village           7,074    1,320      6,621             1,275    1,320      7,896      9,216    1,141      8,075      1999
Glen Brook                         1,414      4,816             1,948    1,414      6,764      8,178    1,044      7,134      1999
Glen Manor                5,999    1,044      4,564             1,942    1,044      6,506      7,550    1,304      6,246      1997
Golf Club                15,946    3,990     21,236            10,400    3,990     31,636     35,626    4,497     31,129      2000
Greentrees                4,421    1,152      8,608             3,325    1,152     11,933     13,085    2,576     10,509      1997
Hampton Court             3,297    1,252      4,615             3,496    1,252      8,111      9,363    1,009      8,354      2000
Harborside                8,555      250      6,113             4,274      250     10,387     10,637    3,561      7,076      1995
Hawthorne
  Consolidation          38,245    8,940     23,447            12,609    8,940     36,056     44,996    2,713     42,283      2002
Heritage Square           6,482    2,000      4,805             1,180    2,000      5,985      7,985      431      7,554      2002
Hill Brook Place         11,568    2,192      9,118             3,448    2,192     12,566     14,758    1,851     12,907      1999
Holiday/Muncy
  Consolidation           3,582    3,575      6,109               722    3,575      6,831     10,406      480      9,926      2002
Home Properties of
  Bryn Mawr              13,306    3,160     17,907             8,875    3,160     26,782     29,942    3,777     26,165      2000
Home Properties of
  Devon                  28,892    6,280     35,545            18,651    6,280     54,196     60,476    7,122     53,354      2000
Home Properties of
  Newark                 16,858    2,592     12,713            11,242    2,592     23,955     26,547    3,910     22,637      1999
Idylwood                  8,623      700     16,927             9,754      700     26,681     27,381    8,223     19,158      1995
Kensington                           228      1,593                63      228      1,656      1,884       42      1,842      2004
Kingsley                  6,027    1,640     11,671             4,246    1,640     15,917     17,557    3,449     14,108      1997
Lake Grove               26,691    7,360     11,952            11,454    7,360     23,406     30,766    5,626     25,140      1997
Lakeshore                 5,047      573      3,849             3,799      573      7,648      8,221    1,872      6,349      1996
Lakeview                  8,917      636      4,552             2,403      636      6,955      7,591    1,453      6,138      1998
Macomb Manor              3,681    1,296      7,357             1,505    1,296      8,862     10,158    1,199      8,959      2000
Maple Tree                           840      4,445             1,414      840      5,859      6,699      723      5,976      2000
Mid-Island                6,675    4,160      6,567             4,353    4,160     10,920     15,080    2,662     12,418      1997
Mill Company              2,525      384      1,671               989      384      2,660      3,044      565      2,479      1982
Mill Towne Village        8,530    3,840     13,747             7,876    3,840     21,623     25,463    2,193     23,270      2001
Morningside              18,054    6,147     28,699            18,398    6,147     47,097     53,244   10,017     43,227      1998
New Orleans
  Consolidation           7,980    2,920     13,215             7,571    2,920     20,786     23,706    4,229     19,477 1997&1999
Newcastle                            197      4,007    3,684    3,444      197     11,135     11,332    5,431      5,901      1982
Northwood                 8,423      804     14,286               174      804     14,460     15,264      345     14,919      2004
Oak Manor                 6,054      616      4,111             2,199      616      6,310      6,926    1,345      5,581      1998
Oak Park Manor            4,708    1,192      9,188             4,399    1,192     13,587     14,779    2,957     11,822      1997
Orleans Village          43,745    8,510     58,912            12,316    8,510     71,228     79,738    8,566     71,172      2000
Owings Run               31,450    5,537     32,622             1,968    5,537     34,590     40,127    5,040     35,087      1999
Paradise                  8,753      972      7,134             3,950      972     11,084     12,056    3,157      8,899      1997
Park Shirlington         14,557    4,410     10,180             6,511    4,410     16,691     21,101    3,752     17,349      1998
Patricia                  5,353      600      4,196             2,253      600      6,449      7,049    1,279      5,770      1998
Pavilion                 29,236    5,184     25,314            23,330    5,184     48,644     53,828    7,056     46,772      1999
Pearl Street              1,105       49      1,189               685       49      1,874      1,923      582      1,341      1995
Perinton Manor            9,282      224      6,120    3,629    3,102      224     12,851     13,075    6,354      6,721      1982
Pleasant View            49,019    5,710     47,816            16,121    5,710     63,937     69,647   12,921     56,726      1998
Pleasure Bay             15,502    1,620      6,234             5,221    1,620     11,455     13,075    2,036     11,039      1998
Racquet Club             21,937    1,868     23,107             5,191    1,868     28,298     30,166    5,271     24,895      1998
Racquet Club South        2,879      309      3,891             1,654      309      5,545      5,854    1,051      4,803      1999
Raintree                  6,973        -      6,654    3,217    9,504        -     19,375     19,375    8,164     11,211      1985
Redbank Village          15,577    2,000     14,030             7,283    2,000     21,313     23,313    4,024     19,289      1998
Regency Club             27,198    2,604     34,825               443    2,604     35,268     37,872      309     37,563      2004
Rider Terrace                        240      1,270               436      240      1,706      1,946      196      1,750      2000
Ridley Brook             10,012    1,952      7,719             2,683    1,952     10,402     12,354    1,646     10,708      1999
Riverton                  5,682      240      6,640    2,523    5,230      240     14,393     14,633    7,315      7,318      1983
Royal Garden             32,933    5,500     14,067            11,460    5,500     25,527     31,027    6,257     24,770      1997
Scotsdale                 8,687    1,692     11,920             3,632    1,692     15,552     17,244    3,187     14,057      1997
Selford Townhomes         3,960    1,224      4,200             1,943    1,224      6,143      7,367      968      6,399      1999
Seminary Hill             9,900    2,960     10,194             6,248    2,960     16,442     19,402    2,371     17,031      1999
Seminary Towers          29,442    5,480     19,348            10,751    5,480     30,099     35,579    4,631     30,948      1999
Shakespeare Park          2,397      492      3,433               397      492      3,830      4,322      563      3,759      1999
Sherry Lake              20,120    2,441     15,618             7,331    2,441     22,949     25,390    3,869     21,521      1998
Sherwood
  Consolidation           7,915    3,255     10,735             2,301    3,255     13,036     16,291      781     15,510      2002
South Bay                 8,000    1,098      1,958             3,605    1,098      5,563      6,661      745      5,916      2000
Southern Meadows         19,484    9,040     31,874             3,794    9,040     35,668     44,708    3,365     41,343      2001
Southpointe Square        2,495      896      4,610             2,593      896      7,203      8,099    1,630      6,469      1997
Spanish Gardens           5,600      398      9,263             4,116      398     13,379     13,777    4,189      9,588      1994
Springwells Park         10,213    1,515     16,840             4,525    1,515     21,365     22,880    3,429     19,451      1999
Stephenson House          1,382      640      2,407             1,215      640      3,622      4,262      881      3,381      1997
Stone Ends               23,642    5,600     28,428               814    5,600     29,242     34,842    1,454     33,388      2003
Stratford Greens         15,680   12,565     33,779             3,827   12,565     37,606     50,171    2,772     47,399      2002
Sunset Gardens            8,802      696      4,663             3,598      696      8,261      8,957    2,050      6,907      1996
Tamarron                  5,200    1,320      8,474               850    1,320      9,324     10,644    1,388      9,256      1999
Terry Apartments                     650      3,439               665      650      4,104      4,754      469      4,285      2000
The Apts at
  Wellington Trace                 3,060     23,904             2,453    3,060     26,357     29,417      536     28,881      2004
The Colony Apts.                   7,830     34,121             8,886    7,830     43,007     50,837    6,325     44,512      1999
The Hamptons             55,634    5,749     50,647               359    5,749     51,006     56,755      558     56,197      2004
The Lakes                          2,821     23,086             3,933    2,821     27,019     29,840    3,896     25,944      1999
The Landings             12,940    2,459     16,753             7,175    2,459     23,928     26,387    5,244     21,143      1996
The Manor Apts. (MD)     21,545    8,700     27,703             4,652    8,700     32,355     41,055    3,039     38,016      2001
The Manor Apts. (VA)      5,600    1,386      5,738             3,105    1,386      8,843     10,229    1,756      8,473      1999
The Meadows               3,381      208      2,776    1,216    1,650      208      5,642      5,850    2,753      3,097      1984
The New Colonies         21,255    1,680     21,350             9,535    1,680     30,885     32,565    6,593     25,972      1998
The Sycamores                      4,625     15,725               976    4,625     16,701     21,326      925     20,401      2002
The Village at
  Marshfield             24,460    3,158     28,351               182    3,158     28,533     31,691      616     31,075      2004
Timbercroft               6,633    1,704      6,826             2,111    1,704      8,937     10,641    1,312      9,329      1999
Trexler Park             10,140    2,490     13,802             5,054    2,490     18,856     21,346    2,514     18,832      2000
Valley View               3,615    1,056      4,960             3,866    1,056      8,826      9,882    1,982      7,900      1997
Village Green             9,008    1,103     13,223             5,880    1,103     19,103     20,206    6,119     14,087 1994-1996
Village Square-MD        21,432    2,590     13,306             4,602    2,590     17,908     20,498    2,577     17,921      1999
Village Square-PA         3,842      768      3,582             3,081      768      6,663      7,431    1,550      5,881      1997
Vinings                            1,772     12,214                68    1,772     12,282     14,054      135     13,919      2004
Virginia Village          9,115    5,160     21,918             5,175    5,160     27,093     32,253    2,950     29,303      2001
Wayne Village            14,255    1,925     12,895             5,183    1,925     18,078     20,003    3,710     16,293      1998
Wellington Lakes          7,604    1,600      4,868             2,578    1,600      7,446      9,046      773      8,273      2001
Wellington Woods                   1,140      3,468             1,818    1,140      5,286      6,426      502      5,924      2001
West Springfield
  Terrace                          2,440     31,758             1,037    2,440     32,795     35,235    1,852     33,383      2002
Westminster               6,619      861      5,763             2,856      861      8,619      9,480    2,371      7,109      1996
Westwood Village         17,008    7,260     22,757             6,912    7,260     29,669     36,929    2,290     34,639      2002
William Henry            23,312    4,666     22,220             8,210    4,666     30,430     35,096    4,016     31,080      2000
Windsor Realty            4,800      402      3,300             1,535      402      4,835      5,237      978      4,259      1998
Woodgate                  3,183      480      3,797             2,193      480      5,990      6,470    1,441      5,029      1997
Woodholme Manor           3,800    1,232      4,599             2,671    1,232      7,270      8,502      819      7,683      2001
Woodland Garden           5,664    2,022     10,480             4,073    2,022     14,553     16,575    3,214     13,361      1997
Woodleaf                  8,087    2,862     17,716               227    2,862     17,943     20,805      392     20,413      2004
Woodmont Village                   2,880      5,699             1,526    2,880      7,225     10,105      540      9,565      2002
Yorkshire Village         1,535    1,200      2,016               476    1,200      2,492      3,692      200      3,492      2002
Corporate Assets          1,207    3,900          -            19,799    3,900     19,799     23,699    8,595     15,104   Various
Affordable Limited
Partnerships(c)          77,637    6,776    107,530        -        -    6,776    107,530    114,306   35,594     78,711
                     ---------- -------- ----------  ------- -------- -------- ---------- ---------- -------- ----------
                     $1,644,722 $409,396 $2,075,933  $20,436 $653,731 $409,396 $2,750,100 $3,159,496 $441,514 $2,717,982
                     ========== ======== ==========  ======= ======== ======== ========== ========== ======== ==========

(a)  Represents the excess of fair value over the historical cost of partnership interests as a result of the  application  of purchase  accounting  for the acquisition of non-controlled interests.

(b)  The  aggregate  cost for  Federal  Income Tax  purposes  was  approximately
     $2,568,593.

(c)  The net  real-estate  related to the  affordable  limited  partnerships  is presented on the Consolidated Balance sheet as held for sale.

(d)  The  $1,207,000  in  Corporate  Asset  Encumbrances  consists  of two notes payable

                                                                    SCHEDULE III

                              HOME PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

Depreciation  and  amortization  of the Company's  investments  in buildings and
improvements  reflected  in  the  consolidated   statements  of  operations  are
calculated over the estimated useful lives of the assets as follows:

Buildings and improvements          5-40 years
Resident improvements               Life of related lease

The changes in total real estate  assets for the three years ended  December 31,
2004, are as follows:

                                                                                  2004           2003           2002
                                                                                  ----           ----           ----

Balance, beginning of year                                                  $2,752,992     $2,597,278     $2,135,078
Management Companies                                                                 -          5,846              -
New property acquisition                                                       256,208         96,801        433,043
Additions                                                                      102,700        106,346        115,692
Increase in real estate associated with the conversion of UPREIT Units          11,864          5,600          2,200
Assets held for sale associated with consolidated affordable limited
    partnerships                                                                78,711              -              -
Disposals, retirements and impairments                                     (78,574)   (58,879)   (88,735)
                                                                            ----------     ----------     ----------
Balance, end of year                                                        $3,123,901     $2,752,992     $2,597,278
                                                                            ==========     ==========     ==========

The changes in accumulated  depreciation  for the three years ended December 31,
2004, are as follows:

                                                                                  2004           2003           2002

Balance, beginning of year                                                    $330,062       $257,284       $201,564
Management Companies                                                                 -          2,287              -
Depreciation for the year                                                       90,787         79,187         67,610
Disposals and retirements                                                   (14,930)    (8,696)     (11,890)
                                                                            ----------     ----------     ----------
Balance, end of year                                                          $405,919       $330,062       $257,284
                                                                            ==========     ==========     ==========

                              HOME PROPERTIES, INC.
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 2004
                                  Exhibit Index

Exhibit
Number        Exhibit                                                         Location
------        -------                                                         --------

2.1           Agreement among Home Properties of New York, Inc. and Philip    Incorporated by reference to the Form
              J. Solondz, Daniel Solondz and Julia Weinstein Relating to      8- K filed by Home Properties of New
              Royal Gardens I, together with Amendment No. 1                  York, Inc. dated 6/6/97 (the "6/6/97
                                                                              8-K")

2.2           Agreement among Home Properties of New York, Inc and Philip     Incorporated by reference to the
              Solondz and Daniel Solondz relating to Royal Gardens II,        6/6/97 8-K
              together with Amendment No. 1

2.15          Contribution Agreement, dated October __, 1997 between Home     Incorporated by reference to the Form
              Properties of New York between Home Properties of New York,     8-K filed by Home Properties of New
              L.P. and Berger/Lewiston Associates Limited Partnership;        York, Inc. dated 10/7/97
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
              Limited Partnership; Southpointe Square Apartments Limited
              Partnership; Greentrees Apartments Limited Partnership; Big
              Beaver-Rochester Properties Limited Partnership; Century
              Realty Investment Company Limited Partnership

2.24          Contribution Agreement dated March 2, 1998 among Home           Incorporated by reference to the Form
              Properties of New York, L.P., Braddock Lee Limited              8-K filed by Home Properties of New
              Partnership and Tower Construction Group, LLC                   York, Inc., dated 3/24/98 (the
                                                                              "3/24/98 8-K")

2.25          Contribution Agreement dated March 2, 1998 among Home           Incorporated by reference to the
              Properties of New York, L.P., Park Shirlington Limited          3/24/98 8-K
              Partnership and Tower Construction Group, LLC

2.27          Form of Contribution Agreement among Home Properties of New     Incorporated by reference to the Form
              York, L.P. and Strawberry Hill Apartment Company LLLP,          8-K filed by Home Properties of New
              Country Village Limited Partnership, Morningside Six, LLLP,     York, Inc. on 5/22/98 (the "5/22/98
              Morningside North Limited Partnership and Morningside Heights   8-K")
              Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form

2.29          Form of Contribution Agreement dated June 7, 1999, relating     Incorporated by reference to the Form
              to the CRC Portfolio with schedule setting forth material       8-K filed by Home Properties of New
              details in which documents differ from form                     York, Inc. on 7/2/99 (the "7/2/99 8-K")

2.30          Form of Contribution Agreement relating to the Mid-Atlantic     Incorporated by reference to the Form
              Portfolio with schedule setting forth material details in       8-K filed by Home Properties of New
              which documents differ from form                                York, Inc. on 7/30/99

2.31          Contribution Agreement among Home Properties of New York,       Incorporated by reference to the Form
              L.P., Leonard Klorfine, Ridley Brook Associates and the         8-K filed by Home Properties of New
              Greenacres Associates                                           York, Inc. on 10/5/99 (the "10/5/99
                                                                              8-K")

2.33          Contribution Agreement among Home Properties of New York,       Incorporated by reference to the Form
              L.P., Gateside-Bryn Mawr Company, L.P., Willgold Company,       8-K filed by Home Properties of New
              Gateside-Trexler Company, Gateside-Five Points Company,         York, Inc. on 4/5/00
              Stafford Arms, Gateside-Queensgate Company, Gateside Malvern
              Company, King Road Associates and Cottonwood Associates

2.34          Contribution Agreement between Old Friends Limited              Incorporated by reference to the Form
              Partnership and Home Properties of New York, L.P. and Home      8-K/A filed by Home Properties of New
              Properties of New York, Inc., along with Amendments Number 1    York, Inc. on 12/5/00 (the "12/5/00
              and 2 thereto                                                   8-K")

2.35          Contribution Agreement between Deerfield Woods Venture          Incorporated by reference to the
              Limited Partnership and Home Properties of New York, L.P.       12/5/00 8-K/A

2.36          Contribution Agreement between Macomb Apartments Limited        Incorporated by reference to the
              Partnership and Home Properties of New York, L.P.               12/5/00 8-K/A

2.37          Contribution Agreement between Home Properties of New York,     Incorporated by reference to the
              L.P. and Elmwood Venture Limited Partnership                    12/5/00 8-K/A

2.38          Sale Purchase and Escrow Agreement between Bank of America as   Incorporated by reference to the
              Trustee and Home Properties of New York, L.P.                   12/5/00 8-K/A

2.39          Contribution Agreement between Home Properties of New York,     Incorporated by reference to the
              L.P., Home Properties of New York, Inc. and S&S Realty, a New   12/5/00 8-K/A
              York General Partnership (South Bay)

2.40          Contribution Agreement between Hampton Glen Apartments          Incorporated by reference to the
              Limited Partnership and Home Properties of New York, L.P.       12/5/00 8-K/A

2.41          Contribution Agreement between Home Properties of New York,     Incorporated by reference to the
              L.P. and Axtell Road Limited Partnership                        12/5/00 8-K/A

2.42          Contribution Agreement between Elk Grove Terrace II and III,    Incorporated by reference to the Form
              L.P., Elk Grove Terrace, L.P. and Home Properties of New        8-K filed by Home Properties of New
              York, L.P.                                                      York, Inc. on 1/10/01

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
                                                                              Registration Statement on Form S-3
                                                                              File No. 333-52601 filed May 14, 1998
                                                                              (the "5/14/98 S-3")

3.3           Articles of Amendment of the Articles of Incorporation of       Incorporated by reference to 7/2/99 8-K
              Home Properties of New York, Inc.

3.4           Amended and Restated Articles Supplementary of Series A         Incorporated by reference to the Home
              Senior Convertible Preferred Stock of Home Properties of New    Properties of New York, Inc.
              York, Inc.                                                      Registration Statement on Form S-3,
                                                                              File No. 333-93761, filed 12/29/99
                                                                              (the "12/29/99 S-3")

3.5           Series B Convertible Cumulative Preferred Stock Articles        Incorporated by reference to the Home
              Supplementary to the Amended and Restated Articles of           Properties of New York, Inc.
              Incorporation of Home Properties of New York, Inc.              Registration Statement on Form S-3,
                                                                              File No. 333-92023, filed 12/3/99

3.6           Series C Convertible Cumulative Preferred Stock Articles        Incorporated by reference to the Form
              Supplementary to the Amended and Restated Articles of           8-K filed by Home filed by Home
              Incorporation of Home Properties of New York, Inc.              Properties of New York, Inc. on
                                                                              5/22/00 (the "5/22/00 8-K")

3.7           Series D Convertible Cumulative Preferred Stock Articles        Incorporated by reference to the Form
              Supplementary to the Amended and Restated Articles of           8-K filed by Home Properties of New
              Incorporation of Home Properties of New York, Inc.              York, Inc. on 6/12/00 (the "6/12/00
                                                                              8-K")

3.8           Series E Convertible Cumulative Preferred Stock Articles        Incorporated by reference to the Form
              Supplementary to the Amended and Restated Articles of           8-K filed by Home Properties of New
              Incorporation of Home Properties of New York, Inc.              York, Inc. on 12/22/00 (the "12/22/00
                                                                              8-K)

3.9           Amended and Restated By-Laws of Home Properties of New York,    Incorporated by reference to the Form
              Inc. (Revised 12/30/96)                                         8-K filed by Home Properties of New
                                                                              York, Inc. dated December 23, 1996
                                                                              (the "12/23/96 8- K")

3.10          Series F Cumulative Redeemable Preferred Stock Articles         Incorporated by reference to the Form
              Supplementary to the Amended and Restated Articles of           8-A12B filed by Home Properties of New
              Incorporation of Home  Properties of New York, Inc.             York, Inc. on March 20, 2002

3.11          Articles of Amendment of the Articles of Incorporation of       Incorporated by reference to the Form
              Home Properties of New York, Inc.                               10-Q filed by Home Properties, Inc.
                                                                              for the quarter ended 3/31/2004 (the
                                                                              "3/31/2004 10-Q")

3.12          Amendment Number One to Home Properties of New York, Inc.       Incorporated by reference to the
              Amended and Restated By-laws                                    3/31/2004 10-Q

4.1           Form of certificate representing Shares of Common Stock         Incorporated by reference to the Form
                                                                              10- K filed by Home Properties of New
                                                                              York, Inc. for the period ended
                                                                              12/31/94 (the "12/31/94 10-K")

4.2           Agreement of Home Properties of New York, Inc. to file          Incorporated by reference to the
              instruments defining the rights of holders of long-term debt    12/31/94 10-K
              of it or its subsidiaries with the Commission upon request

4.7           Spreader, Consolidation, Modification and Extension Agreement   Incorporated by reference to the Form
              between Home Properties of New York, L.P. and John Hancock      10-K filed by Home Properties New
              Mutual Life Insurance Company, dated as of October 26, 1995,    York, Inc. for the period ended
              relating to indebtedness in the principal amount of             12/31/95 (the "12/31/95 10-K")
              $20,500,000

4.8           Amended and Restated Stock Benefit Plan of Home Properties of   Incorporated by reference to the
              New York, Inc.                                                  6/6/97 8-K

4.9           Amended and Restated Dividend Reinvestment, Stock Purchase,     Incorporated by reference to the Form
              Resident Stock Purchase and Employee Stock Purchase Plan        8-K filed by Home Properties of New
                                                                              York, Inc., dated 12/23/97

4.10          Amendment No. One to Amended and Restated Dividend              Incorporated by reference to the Home
              Reinvestment, Stock Purchase, Resident Stock Purchase and       Properties of New York, Inc.
              Employee Stock Purchase Plan                                    Registration Statement on Form S-3,
                                                                              File No. 333-49781, filed on 4/9/98
                                                                              (the "4/9/98 S-3")

4.11          Amendment No. Two to Amended and Restated Dividend              Incorporated by reference to the Home
              Reinvestment, Stock Purchase, Resident Stock Purchase and       Properties of New York Inc.
              Employee Stock Purchase Plan                                    Registration Statement on Form S-3,
                                                                              File No. 333-58799, filed on 7/9/98
                                                                              (the "7/9/98 S-3")

4.12          Amended and Restated Dividend Reinvestment, Stock Purchase,     Incorporated by reference to Home
              Resident Stock Purchase and Employee Stock Purchase Plan        Properties of New York, Inc. Form 10-Q
                                                                              for the Quarter ended 6/30/98 (the
                                                                              "6/30/98 10-Q")

4.13          Amendment No. Three to Amended and Restated  Dividend           Incorporated by reference to the Home
              Reinvestment, Stock Purchase, Resident Stock Purchase and       Properties of New York, Inc.
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
              York, L.P. Executive Retention Plan                             7/2/99 8-K

4.17          Home Properties of New York, Inc. Deferred  Bonus Plan          Incorporated by reference to the
                                                                              7/2/99 8-K

4.18          Fourth Amended and Restated Dividend Reinvestment, Stock        Incorporated by reference to the
              Purchase, Resident Stock Purchase and Employee Stock Purchase   Registration Statement on Form S-3,
              Plan                                                            File No. 333-94815 filed on 1/18/2000

4.19          Directors Deferred Compensation Plan                            Incorporated by reference to the Home
                                                                              Properties of New York, Inc. Form 10-K
                                                                              for the period ended 12/31/99 (the
                                                                              "12/31/99 10-K")

4.23          Home Properties of New York, Inc. Amendment Number One to the   Incorporated by reference to the Form
              Amended and Restated Stock Benefit Plan                         10-Q of Home Properties of New York,
                                                                              Inc. for the quarter ended 3/31/00
                                                                              (the "3/31/00 10-Q")

4.24          Fifth Amended and Restated Dividend Reinvestment, Stock         Incorporated by reference to the
              Purchase, Resident Stock Purchase and Employee Stock Purchase   Registration Statement on Form S-3,
              Plan                                                            file No. 333-54160, filed 1/23/01

4.25          Sixth Amended and Restated Dividend Reinvestment and Direct     Incorporated by reference to the Form
              Stock Purchase Plan                                             10-K filed by Home Properties of New
                                                                              York, Inc., for the annual period
                                                                              ended 12/31/00 (the "12/31/00 10-K")

4.26          Home Properties of New York, Inc. Amendment Number Two to the   Incorporated by reference to the Form
              Amended and Restated Stock Benefit Plan                         10-K filed by Home Properties of New
                                                                              York, Inc. for the annual period ended
                                                                              12/31/01 (the "12/31/01 10-K")

4.27          Amendment No. One to Home Properties of New York, Inc.          Incorporated by reference to the
              Deferred Bonus Plan                                             12/31/01 10-K

4.28          Amended and Restated Director Deferred Compensation Plan        Incorporated by reference to  Form
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

4.29          Amendment No. Two to Deferred Bonus Plan                        Incorporated by reference to  the
                                                                              12/31/02 10-K

4.30          Amendment Number One to Sixth Amended and Restated Dividend     Filed herewith
              Reinvestment and Direct Stock Purchase Plan

10.1          Second Amended and Restated Agreement Limited Partnership of    Incorporated by reference to the Form
              Home Properties of New York, L.P.                               8-K filed by Home Properties of New
                                                                              York, Inc. dated 9/26/97 (the "9/26/97
                                                                              8-K")

10.2          Amendments No. One through Eight to the Second Amended and      Incorporated by reference to Form 10-K
              Restated Agreement of Limited Partnership of Home Properties    of Home Properties of New York, Inc.
              of New York, L.P.                                               for the period ended 12/31/97 (the
                                                                              "12/31/97 10-K")

10.3          Articles of Incorporation of Home Properties Management, Inc.   Incorporated by reference to the S-11
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
              Properties Resident Services, Inc.

10.7          By-Laws of Conifer Realty Corporation (now Home Properties      Incorporated by reference to the
              Resident Services, Inc.)                                        12/31/95 10-K

10.8          Home Properties Trust Declaration of Trust, dated September     Incorporated by reference to the Form
              19, 1997                                                        8-K filed by Home Properties of New
                                                                              York, Inc. dated 9/26/97 (the "9/26/97
                                                                              10-K")

10.13         Indemnification Agreement between Home Properties of New        Incorporated by reference to the Form
              York, Inc. and certain officers and directors                   10-Q filed by Home Properties of New
                                                                              York, Inc. for the quarter ended
                                                                              6/30/94 (the "6/30/94 10-Q")

10.15         Indemnification Agreement between Home Properties of New        Incorporated by reference to the Form
              York, Inc. and Alan L. Gosule                                   10-K filed by Home Properties of New
                                                                              York, Inc. for the annual period ended
                                                                              12/31/96 (the 12/31/96 10-K")

10.17         Agreement of Operating Sublease, dated October 1, 1986, among   Incorporated by reference to the S-11
              KAM, Inc., Morris Massry and Raintree Island Associates, as     Registration Statement
              amended by Letter Agreement Supplementing Operating Sublease dated October 1, 1986

10.26         Amendment No. Nine to the Second Amended and Restated           Incorporated by reference to 5/14/98
              Agreement of Limited Partnership of the Operating Partnership   S-3

10.27         Master Credit Facility Agreement by and among Home Properties   Incorporated by reference to the Home
              of New York, Inc., Home Properties of New York, L.P., Home      Properties of New York, Inc. Form 10-Q
              Properties WMF I LLC and Home Properties of New York, L.P.      for the quarter ended 9/30/98 (the
              and P-K Partnership doing business as Patricia Court and        "9/30/98 10-Q")
              Karen Court and WMF Washington Mortgage Corp., dated as of
              August 28, 1998

10.28         First Amendment to Master Credit Facility Agreement, dated as   Incorporated by reference to the Form
              of December 11, 1998 among Home Properties of New York, Inc.,   10-K filed by Home Properties of New
              Home Properties of New York, L.P., Home Properties WMF I LLC    York, Inc. for the annual period ended
              and Home Properties of New York, L.P. and P-K Partnership       12/31/98 ( the "12/31/98 10-K")
              doing business as Patricia Court and Karen Court and WMF
              Washington Mortgage Corp. and Fannie Mae

10.29         Second Amendment to Master Credit Facility Agreement, dated     Incorporated by reference to the
              as of August 30, 1999 among Home Properties of New York,        12/31/99 10-K
              Inc., Home Properties of New York, L.P., Home Properties WMF
              I LLC and Home Properties of New York, L.P. and P-K
              Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae

10.30         Amendments Nos. Ten through Seventeen to the Second Amended     Incorporated by reference to the
              and Restated Limited Partnership Agreement                      12/31/98 10-K

10.31         Amendments Nos. Eighteen through Twenty- Five to the Second     Incorporated by reference to the Home
              Amended and Restated Limited Partnership Agreement              Properties of New York, Inc. Form 10-Q
                                                                              for the quarter ended 9/30/99 (the
                                                                              "9/30/99 10-Q")

10.32         Credit Agreement, dated 8/23/99 between Home Properties of      Incorporated by reference to the
              New York, L.P., certain Lenders and Manufacturers and Traders   9/30/99 10-Q
              Trust Company as Administrative Agent

10.33         Amendment No. Twenty-Seven to the Second Amended and Restated   Incorporated by reference to the
              Limited Partnership Agreement                                   12/29/99 S-3

10.34         Amendments Nos. Twenty-Six and Twenty-Eight through Thirty to   Incorporated by reference to the
              the Second Amended and Restated Limited Partnership Agreement   12/31/99 10-K

10.37         2000 Stock Benefit Plan                                         Incorporated by reference to the
                                                                              12/31/99 10-K

10.39         Purchase Agreement between Home Properties of New York, Inc.    Incorporated by reference to the
              and The Equitable Life Assurance Society of the United States   6/12/00 8-K

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

10.49         Amendment No. Thirty Three to the Second Amended and Restated   Incorporated by reference to the
              Limited Partnership Agreement                                   12/31/00 10-K

10.50         Amendment No. Thirty Five to the Second Amended and Restated    Incorporated by reference to the
              Limited Partnership Agreement                                   12/31/00 10-K

10.51         Amendment No. Forty Two to the Second Amended and Restated      Incorporated by reference to the
              Limited Partnership Agreement                                   12/31/00 10-K

10.52         Amendments Nos. Thirty Four, Thirty Six through Forty One,      Incorporated by reference to the
              Forty Three and Forty Four to the Second Amended and Restated   12/31/00 10-K
              Limited Partnership Agreement

10.57         Amendment Nos. Forty-Five through Fifty-One to the Second       Incorporated by reference to the
              Amendment and Restated Limited Partnership Agreement            12/31/01 10-K

10.58         Home Properties of New York, Inc. Amendment No. One to 2000     Incorporated by reference to the
              Stock Benefit Plan                                              12/31/01 10-K

10.59         Home Properties of New York, Inc. Amendment No. Two to 2000     Incorporated by reference to the
              Stock Benefit Plan                                              12/31/01 10-K

10.60         Amendment Nos. Fifty-Two to Fifty-Five to the  Second Amended   Incorporated by reference to the Form
              and Restated Limited Partnership  Agreement                     10-Q filed by Home Properties of New
                                                                              York, Inc. for the quarter ended
                                                                              9/30/02 (the "9/30/02 10-Q")

10.61         Amendment Nos. Fifty-Six to Fifty-Eight to the  Second          Incorporated by reference to the Form
              Amended and Restated Limited Partnership  Agreement             10-K filed by Home Properties of New
                                                                              York, Inc. for the annual period ended
                                                                              12/31/02 (the "12/31/02 10-K")

10.62         Amendment No. Two to Credit Agreement                           Incorporated by reference to the
                                                                              9/30/02 10Q

10.63         Purchase and Sale Agreement, dated as of  January 1, 2004       Incorporated by reference to the Form
              among Home Properties of New  York, L.P., Home Properties       10-K filed by Home Properties, Inc.
              Management, Inc.  and Home Leasing, LLC, dated January 1, 2004  for the period ended 12/31/2003 (the
                                                                              "12/31/2003 10-K")

10.64         Amendment Nos. Fifty-Nine through Sixty-Seven  to the Second    Incorporated by reference to
              Amended and Restated Limited  Partnership Agreement             12/31/2003 10-K

10.65         Home Properties of New York, Inc. Amendment  No. Three to       Incorporated by reference to
              2000 Stock Benefit Plan                                         12/31/2003 10-K

10.66         Employment Agreement, dated as of October 28,  2003 between     Incorporated by reference to the Form
              Home Properties, L.P., Home  Properties, Inc., and Nelson B.    8-K filed by Home Properties of New
              Leenhouts                                                       York, Inc. on 10/29/03 (the "10/29/03
                                                                              8-K")

10.67         Employment Agreement, dated as of October 28,  2003 between     Incorporated by reference to the
              Home Properties, L.P., Home  Properties, Inc. and Norman B.     10/29/03 8-K
              Leenhouts

10.68         Home Properties of New York, Inc. 2003 Stock  Benefit Plan      Incorporated by reference to  Schedule
                                                                              14A filed by Home  Properties of New
                                                                              York, Inc. on  March 28, 2003

10.69         Amendment Number Two to Home Properties of New  York, Inc.      Incorporated by reference to
              and Home Properties of New York,  L.P. Executive Retention      12/31/2003 10-K
              Plan

10.70         Employment Agreement, dated as of May 17, 2004, between Home    File herewith
              Properties, L.P., Home Properties, Inc. and Edward J.
              Pettinella

10.71         Amendment Nos. Sixty-Eight through Seventy-Three to the         File herewith
              Second Amended and Restated Limited Partnership Agreement

10.72         Summary of Non-Employee Director Compensation Effective         File herewith
              January 1, 2005

10.73         Summary of Named Executive Compensation Effective January 1,    File herewith
              2005

10.74         Amendment No. Three to Credit Agreement, dated April 1, 2004,   File herewith
              between Home Properties, L.P., certain Lenders, and
              Manufacturers and Traders Trust Company as Administrative
              Agent

10.75         Amended and Restated Incentive Compensation Plan                File herewith

10.76         LIBOR Grid Note, dated November 23, 2004 from Home              File herewith
              Properties, L.P. to Manufacturers and Traders Trust Company

10.77         Mutual Release, dated January 24, 2005, given by Home           Incorporated by reference to the Form
              Properties, L.P. and Home Properties, Inc. and Boston Capital   8-K filed by Home Properties , Inc.
              Tax Credit Fund XIV, a Limited Partnership, Boston Capital      dated January 24, 2005
              Tax Credit Fund XV, a Limited Partnership, and BCCC, Inc.
              relating to certain obligations pertaining to Green Meadows and related Letter Agreement.

11            Computation of Per Share Earnings Schedule                      Filed herewith

14.1          Home Properties , Inc. Code of Ethics for Senior Finance        Incorporated by reference to
              Officers                                                        12/31/2003 10-K

14.2          Home Properties, Inc. Code of Business Conduct and Ethics       Incorporated by reference to
                                                                              12/31/2003 10-K

21            List of Subsidiaries of Home Properties, Inc.                   Filed herewith

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