Form 10-Q
period 2005-03-31
HOME PROPERTIES INC
filed 2005-05-10
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

               (X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                  YES   X     NO
                                      -----      -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).

                                  YES   X     NO
                                      -----      -----

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:

Class of Common Stock                              Outstanding at April 30, 2005
    $.01 par value                                          31,504,438

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             March 31, 2005 (Unaudited) and December 31, 2004                3

         Consolidated Statements of Operations (Unaudited) -
             Three months ended March 31, 2005 and 2004                      4

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Three months ended March 31, 2005 and 2004                      5

         Consolidated Statements of Cash Flows (Unaudited) -
             Three months ended March 31, 2005 and 2004                      6

         Notes to Consolidated Financial Statements (Unaudited)           7-18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       19-32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         33

Item 4.  Controls and Procedures                                            34

ART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        35

         Signatures                                                         36

Item 6.  Exhibits

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                       2005               2004
                                                                                                       ----               ----
                                                                                                (Unaudited)           (Note 1)
ASSETS
Real estate:
  Land                                                                                            $ 408,186           $402,620
  Buildings, improvements and equipment                                                           2,695,288          2,642,570
  Real estate held for sale or disposal, net                                                         40,636             78,711
                                                                                                 ----------         ----------
                                                                                                  3,144,110          3,123,901
  Less:  accumulated depreciation                                                               (429,886)       (405,919)
                                                                                                 ----------         ----------
         Real estate, net                                                                         2,714,224          2,717,982

Cash and cash equivalents                                                                             9,895              7,925
Cash in escrows                                                                                      39,735             43,883
Accounts receivable                                                                                   4,872              6,664
Prepaid expenses                                                                                     18,292             18,224
Deferred charges                                                                                     12,512             13,778
Other assets                                                                                          9,301              8,340
                                                                                                 ----------         ----------
         Total assets                                                                            $2,808,831         $2,816,796
                                                                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                           $1,688,986         $1,644,722
Line of credit                                                                                       92,000             58,000
Accounts payable                                                                                     18,140             24,600
Accrued interest payable                                                                              8,493              8,876
Accrued expenses and other liabilities                                                               21,256             26,750
Security deposits                                                                                    22,838             22,651
                                                                                                 ----------         ----------
         Total liabilities                                                                        1,851,713          1,785,599
                                                                                                 ----------         ----------

Commitments and contingencies
Minority interest                                                                                   294,886            310,775
                                                                                                 ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued
     and outstanding at March 31, 2005 and December 31, 2004                                         60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 250,000 shares issued and outstanding at March 31, 2005 and
     December  31, 2004                                                                              25,000             25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 31,442,679 and
     32,625,413 shares issued and outstanding at March 31, 2005 and
     December 31, 2004, respectively                                                                    314                326
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding            -                  -
   Additional paid-in capital                                                                       770,014            807,212
   Accumulated other comprehensive income                                                      (9)       (362)
   Distributions in excess of accumulated earnings                                             (193,087)       (171,754)
                                                                                                 ----------         ----------
         Total stockholders' equity                                                                 662,232            720,422
                                                                                                 ----------         ----------
         Total liabilities and stockholders' equity                                              $2,808,831         $2,816,796
                                                                                                 ==========         ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                         2005                2004
                                                                                                         ----                ----
Revenues:
   Rental income                                                                                     $112,958            $105,061
   Property other income                                                                                5,173               4,593
   Interest and dividend income                                                                            68                 152
   Other income                                                                                           588                 465
                                                                                                   ----------            --------
         Total revenues                                                                               118,787             110,271
                                                                                                   ----------            --------

Expenses:
   Operating and maintenance                                                                           57,511              53,110
   General and administrative                                                                           5,405               4,725
   Interest                                                                                            24,943              20,925
   Depreciation and amortization                                                                       24,196              21,050
   Impairment of assets held as General Partner                                                             -               1,116
                                                                                                   ----------            --------
         Total expenses                                                                               112,055             100,926
                                                                                                   ----------            --------
Income from operations                                                                                  6,732               9,345
Equity in earnings (losses) of unconsolidated affiliates                                                    -         (538)
                                                                                                   ----------            --------
Income before minority interest and discontinued operations                                             6,732               8,807
Minority interest in operating partnership                                                       (1,598)         (2,289)
                                                                                                   ----------            --------
Income from continuing operations                                                                       5,134               6,518
                                                                                                   ----------            --------
Discontinued operations
   Income (loss) from operations, net of ($2,521) in 2005 and $179 in 2004
     allocated to minority interest                                                              (5,106)                 361
   Gain (loss) on disposition of property, net of ($6) in 2004 allocated to minority interest               -         (13)
                                                                                                   ----------            --------
Discontinued operations                                                                          (5,106)                 348
                                                                                                   ----------            --------
Income before loss on disposition of property and business and cumulative effect of
   change in accounting principle                                                                          28               6,866
Loss on disposition of property and business, net of $33 in 2004 allocated to minority
   interest                                                                                                 -         (67)
                                                                                                   ----------            --------
Income before cumulative effect of change in accounting principle                                          28               6,799
Cumulative effect of change in accounting principle, net of $159 in 2004 allocated to
   minority interest                                                                                        -         (321)
                                                                                                   ----------            --------
Net income                                                                                                 28               6,478
Preferred dividends                                                                                (1,898)        (1,898)
                                                                                                   ----------            --------
Net income (loss) available to common shareholders                                                 ($   1,870)           $  4,580

Basic earnings per share data:
   Income from continuing operations                                                                     $.10                $.14
   Discontinued operations                                                                            (  .16)                 .01
   Cumulative effect of change in accounting principle                                                      -             (  .01)
                                                                                                   ----------            --------
Net income (loss) available to common shareholders                                                   ($  .06)                $.14

Diluted earnings per share data:
   Income from continuing operations                                                                     $.10                $.14
   Discontinued operations                                                                             (  .16)                .01
   Cumulative effect of change in accounting principle                                                      -               ( .01)
                                                                                                   ----------            --------
Net income (loss) available to common shareholders                                                     ($ .06)               $.14

Weighted average number of shares outstanding:
   - Basic                                                                                         31,785,440          32,321,929
                                                                                                   ==========          ==========
   - Diluted                                                                                       32,227,972          32,874,561
                                                                                                   ==========          ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)

                                                             2005           2004
                                                             ----           ----
Net income                                                 $   28        $ 6,478
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                353             72
                                                           ------        -------

Comprehensive income                                       $  381        $ 6,550
                                                           ======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)
                                                                                          2005         2004
                                                                                          ----         ----
Cash flows from operating activities:
  Net income                                                                         $      28     $  6,478
                                                                                        ------      -------
  Adjustments to reconcile net income to net cash provided by operating activities:

     Equity in losses of unconsolidated affiliates                                           -          538
     Income (loss) allocated to minority interest                                     (923)       2,270
     Depreciation and amortization                                                      24,756       22,090
     Impairment of assets held as General Partner                                        7,725        1,116
     Gain  on disposition of property and business                                           -          119
     Cumulative effect of change in accounting principle                                     -          480
     Changes in assets and liabilities:
        Other assets                                                                       165        1,491
        Accounts payable and accrued liabilities                                       (10,661)       2,777
                                                                                        ------      -------
         Total adjustments                                                              21,062       30,881
                                                                                        ------      -------
         Net cash provided by operating activities                                      21,090       37,359
                                                                                        ------      -------

Cash flows used in investing activities:
   Purchase of properties and other assets, net of mortgage
    notes assumed and UPREIT Units issued                                              (19,553)   (64,376)
   Additions to properties                                                             (18,215)   (19,996)
   Proceeds from sale of affordable properties, net                                          -          137
   Advances to affiliates                                                                    -    (795)
   Payments on advances to affiliates                                                        -           89
                                                                                        ------      -------
         Net cash used in investing activities                                         (37,768)   (84,941)
                                                                                        ------      -------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                                               3,271       14,509
   Repurchase of common stock                                                          (54,265)           -
   Proceeds from mortgage notes payable                                                 82,040       15,717
   Payments of mortgage notes payable                                                  (12,626)   (19,939)
   Proceeds from line of credit                                                         99,200       96,000
   Payments on line of credit                                                          (65,200)   (25,000)
   Payments of deferred loan costs                                                        (506)   (129)
   Additions to cash escrows, net                                                       (1,761)   (990)
   Repayment of officer loans                                                                -          235
   Dividends and distributions paid                                                    (31,505)   (31,670)
                                                                                        ------      -------
         Net cash provided by financing activities                                      18,648       48,733
                                                                                        ------      -------

Net increase in cash and cash equivalents                                                1,970        1,151
Cash and cash equivalents:
   Beginning of year                                                                     7,925        5,103
   Cash assumed in connection with FIN 46R consolidation                                     -          850
                                                                                        ------      -------
   End of period                                                                        $9,895      $ 7,104
                                                                                        ======      =======
Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions                            $7,916   $   69,782
Exchange of UPREIT Units/partnership interest for common shares                            156        5,267
Fair value of hedge instruments                                                            131          849
Issuance of UPREIT Units associated with property and other acquisitions                12,611       12,105
Compensation cost of stock options issued                                                  171          248
Net real estate disposed in connection with FIN 46R consolidation                      (30,651)           -
Other assets disposed in connection with FIN 46R consolidation                          (4,403)           -
Mortgage debt disposed in connection with FIN 46R consolidation                        (30,021)           -
Other liabilities disposed in connection with FIN 46R consolidation                       (827)           -
Increase in real estate associated with the purchase of UPREIT Units                         -        4,940
Net real estate assumed in connection with FIN 46R consolidation                             -      152,319
Other assets assumed in connection with FIN 46R consolidation                                -       11,916
Mortgage debt assumed in connection with FIN 46R consolidation                               -      129,149
Other liabilities assumed in connection with FIN 46R consolidation                           -        5,363

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements
--   --------------------------------------

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
     in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004.

2.   Organization and Basis of Presentation
--   --------------------------------------

     Organization
     ------------

     The Company is engaged primarily in the ownership, management, acquisition,
     and   rehabilitation   of   residential   apartment   communities   in  the
     Northeastern, Mid-Atlantic, Midwestern and Southeast Florida regions of the
     United  States.  As of March 31, 2005,  the Company  operated 163 apartment communities  with 47,186  apartment units. Of this total, the Company owned
     153   communities,   consisting   of   42,326   apartment   units   ("Owned
     Communities"),  managed as general  partner 2,051  apartment  units and fee managed 2,809 apartments for affiliates and third parties.

     Basis of Presentation
     ---------------------

     The accompanying  consolidated financial statements include the accounts of the Company and its 66.5% (67.1% at March 31, 2004) partnership interest in
     Home Properties, L.P. (the "Operating Partnership"). Such interest has been calculated as the  percentage of  outstanding  common shares divided by the total  outstanding  common shares and Operating  Partnership Units ("UPREIT
     Units")  outstanding.  The  remaining  33.5%  (32.9% at March 31,  2004) is reflected as Minority Interest in these consolidated  financial statements.
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

     As of March 31,  2004,  the Company  was the general  partner in 41 limited partnerships  in Upstate New York,  Pennsylvania,  Ohio and  Maryland.  The
     Company  had made a  determination  that all 41 limited  partnerships  were
     Variable Interest  Entities  ("VIEs").  The Company had further  determined that  it was  the  primary  beneficiary  in 34 of the  VIEs  and  therefore consolidated  these entities  effective March 31, 2004.  Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs. During 2004, the Company sold most of these  consolidated VIEs such that three  partnerships (two properties) remain as of March 31, 2005.
     The  results of  operations  for 5 VIEs for the three month  period  ending
     March 31, 2005, are included in discontinued operations (two VIEs were sold in March 2005). These properties are classified as held for sale because as of March 31,  2005,  the Company is under a letter of intent to sell one of the  partnerships  for which due  diligence is in process and the remaining
     two   partnerships   are  being  disposed  of  through  a  default  on  the
     non-recourse financing.  During March 2005, the mortgage notes were sold by
     HUD. The Company is currently discussing transferring title to the property to either the new mortgage holder or other interested buyers.

     As of  March  31,  2004,  Home  Properties  determined  that it was not the primary beneficiary in seven partnerships  syndicated under U.S. Department of Housing and Urban Development subsidy programs, two of which remained as of March 31, 2005.  These two investments will continue to be accounted for under the equity method.  The Company will continue to record its allocable share of the respective  partnership's income or loss based on the terms of the  agreements.  To the extent it is determined that the LPs cannot absorb their share of the losses, if any, the GP will record the LPs share of such losses.  The Company will absorb  such losses to the extent the Company has outstanding  loans or  advances  and the limited  partner has no  remaining capital account.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Adoption of New Accounting Policies

     In  December  2004,  the FASB  issued  Statement  of  Financial  Accounting
     Standards No. 123R Share Based Payment (SFAS No. 123R).  The statement is a revision of SFAS No. 123 Accounting for Stock-Based  Compensation.  SFAS No
     123R  supersedes  APB  Opinion  No.  25  Accounting  for  Stock  Issued  to
     Employees,  and its related  implementation  guidance.  SFAS 123R, requires that entities  recognize the cost of employee services received in exchange for  awards  of  equity  instruments  (i.e.  stock  options)  based  on the grant-date  fair value of those awards.  The Statement is effective for the first fiscal periods beginning after June 15, 2005. On January 1, 2003, the
     Company  adopted the provisions of SFAS No. 148 Accounting for  Stock-Based
     Compensation  - Transition  and  Disclosure,  an Amendment to SFAS No. 123.
     Effective on that date,  the Company began  recognizing  compensation  cost related to stock option grants.  Based upon the Company's  adoption of SFAS
     No. 148,  the Company does not expect the issuance of SFAS No. 123R to have a  material  impact  on the  Company's  results  of  operations,  financial position or liquidity.

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

     The  reconciliation  of the basic and  diluted  earnings  per share for the three-months ended March 31, 2005 and 2004 is as follows:
                                                                           Three Months
                                                                       2005          2004
                                                                       ----          ----

     Income from continuing operations                               $5,134       $ 6,518
     Add: Gain (loss) on disposal of property                             -    (67)
     Less: Preferred dividends                                   (1,898)   (1,898)
                                                                 ----------    ----------
     Basic and Diluted - Income from continuing operations
       applicable to common shareholders                              3,236         4,553
     Less: Cumulative effect of change in accounting principle            -    (321)
     Discontinued operations                                     (5,106)          348
                                                                 ----------    ----------
     Net income available to common shareholders                 ($   1,870)       $4,580
                                                                 ==========    ==========

     Basic weighted average number of shares outstanding         31,785,440    32,321,929
     Effect of dilutive stock options                               357,856       448,698
     Effect of phantom and restricted shares                         84,676       103,934
                                                                 ----------    ----------
     Diluted weighted average number of shares outstanding       32,227,972    32,874,561
                                                                 ==========    ==========

     Basic earnings per share
       Income from continuing operations                               $.10          $.14
       Discontinued operations                                         (.16)          .01
       Cumulative effect of change in accounting principle                -          (.01)
                                                                 ----------    ----------
     Net Income available to common shareholders                      ($.06)         $.14
                                                                 ==========    ==========

     Basic earnings per share
       Income from continuing operations                               $.10          $.14
       Discontinued operations                                         (.16)          .01
       Cumulative effect of change in accounting principle                -          (.01)
                                                                 ----------    ----------
     Net Income available to common shareholders                      ($.06)         $.14
                                                                 ==========    ==========

     For the  three-month  periods ended March 31, 2005 and 2004, no unexercised stock  options  to  purchase  shares of the  Company's  common  stock  were excluded in the computations of diluted EPS as the options' exercise prices were less than the average market price of the Company's  stock during each period.  For the  three-month  periods  ended March 31, 2005 and 2004,  the
     833,333 common stock  equivalents on an as-converted  basis of the Series D
     Convertible  Cumulative Preferred Stock have an antidilutive effect and are not included in the computation of diluted EPS. To the extent the preferred stock was  converted,  the common  shares would be included in  outstanding shares from the date of conversion.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.   Other income
     ------------

     Other income for the  three-month  periods ended March 31, 2005 and 2004 is management and other real-estate service fees.

6.   Variable interest entities
     --------------------------

     Effective March 31, 2004, the Company adopted FASB Interpretation No. 46R -
     Consolidation of Variable Interest  Entities,  an interpretation of ARB No.
     51  -  Consolidated  Financial  Statements.  The  interpretation  addresses consolidation by businesses of special purpose entities  (variable interest entities,  "VIE").  The Company had made a determination that all 41 of the remaining  limited  partnerships  as of that  date were  Variable  Interest
     Entities.

     The Company  determined  that it was not the primary  beneficiary  in seven
     partnerships   syndicated  under  U.S.  Department  of  Housing  and  Urban
     Development  subsidy  programs of which five have been sold as of March 31,
     2005.  The two remaining  partnerships  are under contract to be sold as of
     March 31, 2005.  These two  investments  will  continue to be accounted for
     under  the  equity   method  and   included   in  equity  in   earnings  of
     unconsolidated  affiliates until final sale closing.  The Company purchased the general partnership  interests in these partnerships in January,  1996.
     These  partnerships  were set up to provide low income housing to residents through subsidized rents and below market debt governed by HUD. The Company as general partner and managing agent manages the day-to-day  operations of the partnership for a fee (5% of rents collected).  The Company's  economic benefit from these partnerships is the management fee. There is no exposure to  the  Company  of  loss  as a  result  of  its  involvement  with  these partnerships.  No management  fees were  recognized  on these  partnerships during  the three  month  period  ended  March 31,  2005.  The  assets  and liabilities of the two  partnerships  totaled $2.9 million and $4.9 million
     at  March  31,  2005,   respectively.   Unconsolidated   non-recourse  debt
     associated with the two  partnerships  continuing to be accounted for under the  equity  method  amounted  to $4.6  million,  of  which  the  Company's proportionate share, based on its legal ownership, was $179.

     The Company had further  determined that it was the primary  beneficiary in
     34 of the VIEs and therefore  consolidated  these entities  effective March
     31,  2004.   Beginning  with  the  second  quarter  of  2004,  the  Company consolidated  the  results  of  operations  of the  VIEs.  The  results  of operations  of the  remaining  five of the  original  34 VIEs for the three month period ending March 31, 2005 are included in discontinued  operations as all of the VIEs are held for sale as described below.

     The Company was the general partner in these 34 VIEs  syndicated  using low income  housing tax credits under Section 42 of the Internal  Revenue Code.
     As general partner, the Company managed the day-to-day  operations of these partnerships  for a management  fee. In  addition,  the Company has certain operating  deficit  guarantees  and tax credit  guarantees  to its  limited partners  (as  discussed in Note 11).  The Company is  responsible  to fund operating  deficits to the extent  there are any and can receive  operating incentive  awards when cash flow reach  certain  levels.  The effect on the consolidated  balance  sheet as of March 31,  2005 is an  increase in Total assets of $44 million,  an increase in Total liabilities of $48 million, an
     increase   in  Minority   interest  of  $1  million,   and  a  decrease  in
     Stockholders'  equity of $4.9 million.  In connection  with the adoption of
     FIN 46R, the Company recorded a $321 charge, net of minority interest,  for a cumulative  effect of a change in accounting  principle  during the first quarter of 2004. This charge was a result of the negative  capital accounts of minority interest partners that were absorbed by the Company. Of the $48
     million   increase  in  total   liabilities,   $46.5  million   represented
     non-recourse mortgage debt.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.   Variable interest entities (continued)
     --------------------------------------

     Effective  March 31,  2005,  the  Company has closed on the sale of all but five of the 41 VIEs. In addition,  the Company is under  contract or letter of intent for the sale of three of the  remaining  five VIEs.  Based on the offer received in the first quarter on one of these three VIEs, the Company has recorded an impairment  charge of $400 for the three month period ended
     March 31, 2005.  The remaining  two VIEs (not under  contract for sale) are being  disposed  of through a default on the  non-recourse  financing.  The
     Company  repurchased the limited partner's interests in satisfaction of any tax credit guarantees or other obligations to that partner in January, 2005 for $5.7  million.  The  Company  performed  a  valuation  analysis  on the underlying real estate, and as a result, recorded a $7.3 million impairment of real  estate  to  adjust  the net  book  value  of the  property  to the
     Company's  estimate of fair market  value.  The  mortgage  note was sold in
     March, 2005. The Company is currently discussing  transferring title of the property to either the new mortgage holder or other  interested  buyers.  A transfer is expected to occur later in the year. At that time,  the Company would be relieved of its obligation on the non-recourse financing and would record an offsetting  $7.3 million gain from debt  forgiveness in excess of the new reduced basis on the real estate that would in essence zero out the
     $7.3 million impairment charge recorded.

     During the first quarter of 2004, the Company recorded an impairment charge of $1.6 million to reduce the value of the assets  associated with the VIEs to  management's  estimate of fair market value.  The impairment  charge is classified in the financial  statements  as  "Impairment  of assets held as
     general   partner"  of  $1,116  and   "Equity  in   earnings   (losses)  of
     unconsolidated  affiliates"  of $484. A portion of the total $1,116 charge, or $171,  represents monies loaned to certain affordable  properties during the first  quarter  of 2004 to fund  operating  shortfalls,  which were not anticipated to be recovered  from  projected  sale proceeds.  The remaining balance of $945 pertains to an additional  net  impairment  charge taken to reduce the assets to estimated fair market value.  Of the total  impairment charge recorded of $1.6 million for the three-month  period ended March 31,
     2004, $655 relates to cash advances to fund operating shortfalls.

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

     Core properties consist of all apartment  communities which have been owned more than one full calendar year. Therefore,  the Core Properties represent communities  owned as of January 1, 2004.  Non-core  properties  consist of apartment  communities  acquired  during 2004 and 2005, such that full year comparable operating results are not available.

     The accounting  policies of the segments are the same as those described in
     Notes 1 and 2 of the Company's Form 10-K.

     The Company  assesses and measures  segment  operating  results  based on a performance  measure referred to as Funds from Operations  ("FFO").  FFO is defined as net income (computed in accordance with GAAP) excluding gains or losses from the sales of  property  and  business  or non-cash  real estate
     impairment  charge,   minority  interest  in  the  Operating   Partnership,
     extraordinary  items,  plus real estate  depreciation,  less dividends from non-convertible preferred shares. FFO is not a measure of operating results or cash flows from operating  activities as measured by generally  accepted accounting  principles  and it is not  indicative of cash available to fund cash needs and should not be considered an  alternative  to cash flows as a measure of  liquidity.  Other  companies  may  calculate  similarly  titled performance measures in a different manner.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting (continued)
     -----------------------------

     The revenues, profit (loss), and assets for each of the reportable segments are summarized as of and for the three-month  periods ended March 31, 2005, and 2004 as follows.

                                                                                     Three Months
                                                                                     ------------
                                                                                  2005           2004
                                                                                  ----           ----
     Revenues
     Apartments owned
       Core properties                                                      $  109,704     $  107,964
       Non-core properties                                                       8,427          1,690
     Reconciling items                                                             656            617
                                                                            ----------     ----------
     Total Revenue                                                          $  118,787     $  110,271
                                                                            ==========     ==========
     Profit (loss)
     Funds from operations:
     Apartments owned
       Core properties                                                      $   56,049     $   55,518
       Non-core properties                                                       4,571          1,026
     Reconciling items                                                             656            617
                                                                            ----------     ----------
     Segment contribution to FFO                                                61,276         57,161
     General and administrative expenses                                     (5,405)     (4,725)
     Interest expense                                                        (24,943)     (20,925)
     Prepayment penalty on sale included in interest                                 -              -
     Depreciation of unconsolidated affiliates                                       -            543
     Non-real estate depreciation/amortization                               (813)     (742)
     FAS 141 acquisition rent / intangibles                                        219            182
     Equity in earnings (losses) of unconsolidated affiliates                        -      (538)
     Impairment of assets held as General Partner                                    -      (1,116)
     Impairment of affordable assets not in FFO                                      -            945
     Loss on sale of business                                                        -      (17)
     Income from discontinued operations before minority interest and
        depreciation                                                         (7,627)          1,201
     Redeemable preferred dividend (Series F)                                (1,350)     (1,350)
                                                                            ----------     ----------
     Funds from Operations                                                      21,357         30,619
     Depreciation - apartments owned                                         (23,383)     (20,969)
     Depreciation of unconsolidated affiliates                                       -      (543)
     FAS 141 acquisition rent/intangibles                                    (219)     (182)
     Redeemable preferred dividend                                               1,350          1,350
     Impairment of affordable assets not in FFO                                      -      (945)
     (Income) loss from discontinued operations before minority
       interest and loss on disposition of property                              7,627      (523)
     Minority interest - in operating partnership                            (1,598)     (2,289)
                                                                            ----------     ----------
     Income from continuing operations                                      $    5,134     $    6,518
                                                                            ==========     ==========

     Assets - As of March 31, 2005 and December 31, 2004
     Apartments owned:
       - Core                                                               $2,362,479     $2,368,949
       - Non-core                                                              351,745        349,033
     Reconciling items                                                          94,607         98,814
                                                                            ----------     ----------
     Total Assets                                                           $2,808,831     $2,816,796
                                                                            ==========     ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Pro Forma Condensed Financial Information
     -----------------------------------------

     The  Company   acquired  three   apartment   communities   ("2005  Acquired
     Communities")  with a  combined  550  apartment  units in  three  unrelated transactions  during the three-month period ended March 31, 2005. The total combined purchase price (including  closing costs) of $40.2 million equates to approximately $73 per unit. Consideration for the communities was funded
     through  the   assumption  or  placement  of  new  debt  of  $7.9  million,
     $19.7 million from the Company's line of credit and $12.6 million of UPREIT
     Units.

     The following proforma information was prepared as if the 2005 transactions related to the acquisition of the 2005 Acquired Communities had occurred on
     January 1,  2004.  The  proforma  financial  information  is based upon the
     historical   consolidated  financial  statements  and  is  not  necessarily indicative of the  consolidated  results which actually would have occurred if the  transactions  had been  consummated on January 1, 2004, nor does it purport  to  represent  the  results  of  operations  for  future  periods.
     Adjustments to the proforma  condensed combined statement of operations for the three-month  periods ended March 31, 2005 and 2004, consist principally of providing net operating  activity and recording  interest,  depreciation
     and  amortization   from  January  1,  2004  to  the  acquisition  date  as
     appropriate.

                                                                 For the Three-months Ended
                                                                           March 31,
                                                                           ---------
                                                                     2005             2004
                                                                     ----             ----

     Total revenues                                              $119,363         $111,542
     Net income available to common shareholders before
         cumulative effect of change in accounting principle        3,269            4,713
     Net income available to common shareholders                    3,269            4,392

     Per common share data:

     Net income available to common shareholders before
         cumulative effect of change in accounting principle
         Basic                                                     $0.10            $0.15
         Diluted                                                   $0.10            $0.14

     Net income available to common shareholders
         Basic                                                     $0.10            $0.14
         Diluted                                                   $0.10            $0.13

     Weighted average numbers of shares outstanding:
         Basic                                                 31,785,440       32,321,929
         Diluted                                               32,227,972       32,874,561

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Derivative Financial Instruments
     --------------------------------

     The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt.  As of March 31,  2005,  the  aggregate  fair value of the Company's interest rate swaps was $131 prior to the allocation of  minority  interest  and is  included  in  accrued  expenses  and  other liabilities in the consolidated balance sheets. For the three-months ending
     March 31, 2005,  as the critical  terms of the interest  rate swaps and the hedged  items  are  the  same,  no  ineffectiveness  was  recorded  in  the consolidated statements of operations.  All components of the interest rate swaps were  included in the  assessment  of hedge  effectiveness.  The fair value of the interest  rate swaps is based upon the estimate of amounts the
     Company  would  receive or pay to terminate  the contract at the  reporting date and is estimated using interest rate market pricing models.

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

     Included in  discontinued  operations  are the  operating  results,  net of minority interest,  of five VIEs for the three months ended March 31, 2005.
     Three of the VIEs are held  for  sale as of  March  31,  2005.  Assets  and liabilities for these three VIEs of  approximately  $44.5 million and $48.2 million,  respectively,  are included in the Consolidated Balance Sheet and relate primarily to real estate and mortgage notes, respectively.  Included in mortgage notes payable is  approximately  $46.5 million related to these three VIEs. For purposes of the discontinued operations  presentation,  the
     Company only includes  interest expense  associated with specific  mortgage indebtedness  of the  properties  that are sold or  classified  as held for sale.

     The operating  results of the  components of  discontinued  operations  are summarized  for the  three-month  periods  ended March 31, 2005 and 2004 as follows:

                                                           Three months
                                                           ------------
                                                          2005       2004
                                                          ----       ----
     Revenues
        Rental Income                                  $ 2,201      $3,465
        Property other income                               74         176
        Interest and dividend income                         -           -
        Other income                                  (59)
                                                       -------     -------
                                                                         -
     Total Revenues                                      2,216       3,641
                                                       -------     -------
     Expenses
       Operating and Maintenance                         2,074       1,837
        Interest expense                                    21         603
        Depreciation and amortization                        -         661
        Impairment of real property                      7,725
                                                       -------     -------
                                                                         -
     Total Expenses                                      9,820       3,101
                                                       -------     -------
     Income (loss) from discontinued operations
        before minority interest and gain (loss)
        on disposition of property                     (7,604)        540
     Minority interest in limited partnership          (23)          -
     Minority interest in operating partnership          2,521    (179)
                                                       -------     -------

     Income (loss) from discontinued operations        ($5,106)    $   361
                                                       =======     =======

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies
     -----------------------------

     Contingencies
     -------------

     The Company is not a party to any legal  proceedings  which are expected to have a  material  adverse  effect  on the  Company's  liquidity,  financial position or results of  operations.  The Company is subject to a variety of legal  actions  for  personal  injury or  property  damage  arising  in the ordinary  course of its  business,  most of which are covered by  liability insurance.  While the  resolution of these matters cannot be predicted with certainty,  management  believes  that  the  final  outcome  of such  legal proceedings  and  claims  will not have a  material  adverse  effect on the
     Company's liquidity, financial position or results of operations.

     In 2001, the Company  underwent a state capital stock tax audit.  The state has assessed taxes of $469 for the 1998 and 1999 tax years under audit.  If the state's position is applied to all tax years through December 31, 2001, the assessment would be $1.3 million. At the time, the Company believed the assessment and the state's underlying  position were not supportable by the law nor consistent with previously  provided  interpretative  guidance from the  office  of the  State  Secretary  of  Revenue.  After  two  subsequent enactments by the state legislation during 2002 affecting the pertinent tax statute,  the Company  was  advised by outside tax counsel  that its filing position for 1998-2001  should  prevail.  During December 2003, the state's governor signed  legislation which included the REIT tax provisions.  Based upon this,  Company's tax counsel expects that the  outstanding  litigation should now be able to be resolved.  Effective  January 1, 2003, the Company reorganized  the ownership of Home Properties  Trust,  which should subject the Company to a much lower level of tax going forward.  In September 2004, the Company settled the 1998 year under audit for a total of $39, including interest.  During  the first  quarter  of 2005,  the 1999 tax year has been filed with the Pennsylvania State  Commonwealth  Court. No settlement offer has been made or discussed  related to the 1999 tax year. The 1999-2001 tax years will take time to resolve,  however,  the Company's  outside  counsel still maintains that the Company should not have any additional liability.

     During April, 2004, the Company finalized  negotiations with New York State settling a sales and use tax audit covering the period June 1, 1999 through
     May 31,  2002.  The  total  cost to the  Company  as a result  of the audit amounted to $861.  This was included in the first  quarter 2004 results and allocated  $448 to expense and $413  capitalized  to real estate assets for improvements.

     As a result of this audit,  during the second  quarter of 2004, the Company examined its sales and use tax  compliance in the other states in which the
     Company operates.  Based upon its internal analysis,  the Company estimated its  liability  as of  June  30,  2004  in  those  states  where  it  found non-compliance  and recorded at June 30,  2004 a liability of $1,712.  This was included in the second  quarter  results and allocated  $761 to expense and $951 capitalized to real estate assets for improvements.  The liability recorded  relates to the period beginning on the later of: (i) the date the
     Company first purchased  property in the applicable  state; or (ii) January
     1, 1997 and ending on June 30, 2004. In addition, the Company increased the liability  for sales tax  exposure by $68 for the  six-month  period  ended
     December 31, 2004. The Company has filed  Voluntary  Disclosure  Agreements
     (VDAs) with the four states  where it has  financial  exposure.  During the first  quarter of 2005,  the Company has signed VDAs with two of the states which both have  agreed to limit the VDA filing  period  back to January 1,
     2001.  For the three month  period  ended March 31,  2005,  the Company has recorded  adjustments  to the liability for both the effects of signing the two VDA's as well as for the results of the  Company's  additional  testing for the first quarter.  The net impact of these adjustments  resulted in an increase  in real  estate  assets  of $42,  interest  expense  of $28 and a decrease in  operating  expenses  of $43 for a net  increase to the accrued liability of $27. The Company  recognizes that the liability recorded is an estimate and that the actual tax liability  that will be paid in the future may be less than or greater than this estimate.  The Company has determined that the likely range is between $1,325 and $2,300.

                             HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies (Continued)
     -----------------------------------------

     Guarantees
     ----------

     As of  March  31,  2005,  the  Company,  through  its  general  partnership
     interests  in  certain  affordable  property  limited   partnerships,   had
     guaranteed  the Low Income  Housing  Tax  Credits to limited  partners in 8 partnerships  totaling  approximately  $17  million.  As of March 31, 2005, there were no known  conditions  that would  make such  payments  necessary relating to these guarantees.  In addition, the Company,  acting as general partner in certain  partnerships,  is  obligated  to advance  funds to meet partnership operating deficits.

12.  Related Party Transactions
     --------------------------

     On January 1, 2004,  the  Company  sold  certain  assets of its  commercial property  management division to Home Leasing LLC, which is owned by Nelson and Norman  Leenhouts.  This  division  managed  approximately  2.2 million square feet of gross leasable area, as well as certain planned communities.
     The initial  amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the  management  fee  received by Home Leasing in connection  with the management of one of the  commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract is approximately $4.6 or $55.2 per year. If Home Leasing continues to manage the property for three years,  the Company is expected to receive total additional  deferred purchase price of $165.6. No additional deferred purchase price was recognized during the three months ended March 31, 2005.
     The  cumulative  gain  recognized on the sale of these assets through March
     31, 2005 amounted to $24.4.  If the management of this property is retained for the entire  three  years the Company  expects to receive an  additional
     $110.4 for the period  April 1, 2005 through  January 1, 2007.  The gain on sale would then be approximately $134.8.

13.  Subsequent Events
     -----------------

     On May 6, 2005,  the Board of  Directors  approved  a dividend  of $.63 per share for the quarter  ended March 31, 2005.  This is the  equivalent of an annual  distribution  of $2.52 per share.  The  dividend is payable May 27,
     2005 to shareholders of record on May 17, 2005.

     On May 6, 2005, the Company also declared a regular  dividend of $.5625 per share on its  Series  F  Cumulative  Redeemable  Preferred  Stock,  for the
     quarter  ending May 31,  2005.  The  dividend  on the  preferred  shares is payable on May 31, 2005 to  shareholders  of record on May 17,  2005.  This dividend is equivalent to an annualized rate of $2.25 per share.

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

As of March 31, 2005,  the Company had an unsecured  line of credit from M and T
Bank of $115 million.  The Company's  outstanding  balance as of March 31, 2005, was $92 million. Borrowings under the line of credit bear interest at 1.05% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition. The Company is evaluating alternatives to replace  or extend  the line of  credit as the  existing  agreement  expires  on
September 1, 2005.

On November 23, 2004, the Company signed a supplemental demand note with M and T
Bank. The note has a maximum principal amount of $42 million.  Borrowings on the note bear interest at 1.25% over the one-month  LIBOR rate.  The demand note was entered  into to fund the  Company's  stock  repurchase  program.  There  was no balance outstanding as of March 31, 2005 on the supplemental demand note.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility, it intends to satisfy such requirements through additional long term secured or unsecured  indebtedness,  proceeds from the sale of  properties, the  issuance of UPREIT  Units,  proceeds  from the Dividend  Reinvestment  Plan
("DRIP"), or the issuance of additional equity securities. As of March 31, 2005, the  Company  owned  20  properties  with  3,732  apartment  units,  which  were unencumbered by debt.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at March 31, 2005 was $144.4 million.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital  for the  Company.  During the first  quarter  of 2005,  the  Company acquired  three  communities  with 550 units for a total purchase price of $40.2 million.  The Company issued UPREIT Units valued at approximately  $12.6 million as part of the consideration for two of the properties,  with the balance funded by the  assumption  of debt and cash.  During  2004,  the Company  acquired  ten communities  with 2,486 units for a total purchase price of $247.5 million.  The
Company issued UPREIT Units valued at approximately $12.1 million as part of the consideration  for  two  of the  properties,  with  the  balance  funded  by the assumption of debt and cash.

During 2004, $17.6 million of common stock (net of $6 million share  repurchase)
was issued  under the  Company's  DRIP.  During the first  quarter of 2005,  the
Company's additional capital raised under the DRIP netted to zero.

The  DRIP  was  amended,  effective  December  10,  2004,  in  order  to  reduce management's  perceived  dilution  from  issuing  new  shares  at or  below  the underlying  net asset value.  The discount on reinvested  dividends and optional cash  purchases  was  reduced  from 2% to 0%.  The  maximum  monthly  investment
(without  receiving  approval  from the Company) is  currently  $1 thousand.  As expected,  these  changes  significantly  reduced  participation  in  the  plan.
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

On February  16, 2005 the Board of  Directors  increased  its  authorization  by
2,000,000  shares to  repurchase  its common stock or UPREIT Units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's action does not establish a target stock price or a specific  timetable  for share  repurchase.  During the three  months ended
March 31, 2005,  1,300,700 shares were repurchased by the Company.  At March 31,
2005 the Company had  authorization  to  repurchase  2,699,300  shares of common stock and UPREIT Units under the stock  repurchase  program.  During  2005,  the
Company  will  monitor  stock  prices,   the  published  net  asset  value,  and
acquisition  alternatives  to determine the current best use of capital  between the two major uses of capital - stock buyback and acquisitions.

As of March 31, 2005, the weighted  average rate of interest on mortgage debt is
5.72%  and  the  weighted  average   maturity  is  approximately   eight  years.
Approximately 87% of the debt is fixed rate. This limits the exposure to changes in interest rates,  minimizing the effect on results of operations and financial condition.

Variable Interest Entities
--------------------------

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities,  "VIE"). The
Company  had  made  a  determination  that  all  41  of  the  remaining  limited partnerships as of that date were Variable Interest Entities.

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs  of which  five have been sold as of March 31,  2005.  The two remaining  partnership are under contract to be sold as of March 31, 2005. These two  investments  will  continue to be accounted for under the equity method and included  in equity in earnings of  unconsolidated  affiliates  until final sale closing.  The Company  purchased  the  general  partnership  interests  in these partnerships in January,  1996.  These  partnerships  were set up to provide low income  housing to  residents  through  subsidized  rents and below  market debt governed by HUD. The Company as general  partner and managing  agent manages the day-to-day operations of the partnership for a fee (5% of rents collected).  The
Company's  economic benefit from these partnerships is the management fee. There is no exposure to the Company of loss as a result of its involvement  with these partnerships.  No management fees were recognized on these  partnerships  during the three month period ended March 31, 2005.  The assets and  liabilities of the two  partnerships  totaled  $2.9  million  and $4.9  million at March 31,  2005,
respectively.   Unconsolidated   non-recourse   debt  associated  with  the  two
partnerships  continuing to be accounted for under the equity method amounted to
$4.6 million,  of which the Company's  proportionate  share,  based on its legal ownership, was $179.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and therefore  consolidated  these entities  effective  March 31, 2004.
Beginning with the second quarter of 2004, the Company  consolidated the results of  operations of the VIEs.  The results of operations of the remaining  five of the  original  34 VIEs for the three  month  period  ending  March 31,  2005 are included  in  discontinued  operations  as all of the  VIEs are held for sale as described below.

The Company was the general partner in these 34 VIEs syndicated using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day operations of these partnerships for a  management  fee. In  addition,  the Company  has  certain  operating  deficit guarantees  and tax credit  guarantees to its limited  partners.  The Company is responsible  to fund  operating  deficits  to the  extent  there are any and can receive  operating  incentive  awards when cash flow reach certain  levels.  The effect on the consolidated  balance sheet as of March 31, 2005 is an increase in
Total assets of $44 million, an increase in Total liabilities of $48 million, an increase in Minority  interest  of $1 million,  and a decrease in  Stockholders'
equity of $4.9 million.  In connection with the adoption of FIN 46R, the Company recorded a $321 charge, net of minority  interest,  for a cumulative effect of a change in accounting principle during the first quarter of 2004. This charge was a result of the negative  capital  accounts of minority  interest  partners that were absorbed by the Company. Of the $48 million  increase in total liabilities,
$46.5 million represented non-recourse mortgage debt.

Effective  March 31, 2005, the Company has closed on the sale of all but five of the 41 VIEs. In addition,  the Company is under contract or letter of intent for the sale of three of the remaining five VIEs. Based on the offer received on one of these three VIEs,  the Company has recorded an impairment  charge of $400 for the three month period ended March 31, 2005.  The  remaining  two VIEs are being disposed  of  through a  default  on the  non-recourse  financing.  The  Company repurchased  the limited  partner's  interests in satisfaction of any tax credit guarantees  or other  obligations  to that  partner  in  January,  2005 for $5.7 million.  The  Company  performed a valuation  analysis on the  underlying  real estate,  and as a result,  recorded a $7.3 million  impairment of real estate to adjust the net book value of the  property  to the  Company's  estimate  of fair market  value.  The  mortgage  note was sold in  March,  2005.  The  Company  is currently  discussing  transferring  title of the  property  to  either  the new mortgage  holder or other  interested  buyers.  A transfer  is expected to occur later in the year. At that time, the Company would be relieved of its obligation on the  non-recourse  financing and would record an offsetting $7.3 million gain from debt forgiveness in excess of the new reduced basis on the real estate that would in essence zero out the $7.3 million impairment charge recorded.

During the first quarter of 2004, the Company  recorded an impairment  charge of
$1.6  million  to reduce  the value of the  assets  associated  with the VIEs to management's  estimate of fair market value. The impairment charge is classified in the financial statements as "Impairment of assets held as general partner" of
$1,116 and "Equity in earnings (losses) of unconsolidated affiliates" of $484. A portion of the total $1,116 charge, or $171, represents monies loaned to certain affordable  properties  during  the  first  quarter  of 2004  to fund  operating shortfalls,  which were not  anticipated  to be recovered  from  projected  sale proceeds. The remaining balance of $945 pertains to an additional net impairment charge taken to reduce the assets to estimated  fair market value.  Of the total impairment  charge  recorded of $1.6  million for the  three-month  period ended
March 31, 2004, $655 relates to cash advances to fund operating shortfalls.

The  Company,  through its general  partnership  interest in certain  affordable property limited partnerships, has guaranteed the low income housing tax credits to  the  limited  partners  for a  period  of  either  five  or ten  years  in 8 partnerships  totaling  approximately $17 million.  Such guarantee  requires the
Company to operate the  properties  in  compliance  with  Internal  Revenue Code
Section  42 for 15  years.  The  weighted  average  number of  compliance  years remaining is  approximately 9 years. In addition,  acting as the general partner in certain  partnerships,  the  Company is  obligated  to advance  funds to meet partnership  operating  deficits.  If operating  deficits continue to occur, the
Company would determine on an individual  partnership basis if it is in the best interest of the Company to continue to fund these deficits.

The  Company  believes  the  properties'  operations  conform to the  applicable requirements as set forth above. In addition, the Company has required the buyer of its general partner interests in the limited  partnerships to secure releases of the Company's guarantees from the limited partners.

As indicated above, the Company is working towards a complete disposition of its
general  partner  interests  in  affordable  properties.   The  following  table
summarizes  the  effect  of the  consolidation  requirements  of FIN  46R on the balance sheet as of March 31, 2005.

Consolidation Summary of the Balance Sheet as of March 31, 2005
(in thousands)

                                                          March 31, 2005      Effect of FIN 46R     March 31, 2005
                                                         (before FIN 46R)       Consolidation        (as reported)
ASSETS
Real estate:
  Land                                                       $  408,186            $       -          $   408,186
  Buildings, improvements and equipment                       2,695,288                    -            2,695,288
  Real estate held for sale or disposal, net                          -               40,636               40,636
                                                             ----------            ---------           ----------
                                                              3,103,474               40,636            3,144,110
  Less:  accumulated depreciation                            (429,886)                   -          (429,886)
                                                             ----------            ---------           ----------
         Real estate, net                                     2,673,588               40,636            2,714,224

Cash and cash equivalents                                         9,499                  396                9,895
Cash in escrows                                                  38,875                  860               39,735
Accounts receivable                                               4,752                  120                4,872
Prepaid expenses                                                 18,327           (35)              18,292
Investment in and advances to affiliates                            161           (161)                   -
Deferred charges                                                 10,046                2,466               12,512
Other assets                                                      9,094                  207                9,301
                                                             ----------            ---------           ----------
         Total assets                                        $2,764,342            $  44,489           $2,808,831
                                                             ==========            =========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                       $1,642,519            $  46,467           $1,688,986
Line of credit                                                   92,000                    -               92,000
Accounts payable                                                 17,731                  409               18,140
Accrued interest payable                                          7,891                  602                8,493
Accrued expenses and other liabilities                           20,797                  459               21,256
Security deposits                                                22,568                  270               22,838
                                                             ----------            ---------           ----------
         Total liabilities                                    1,803,506               48,207            1,851,713
                                                             ----------            ---------           ----------

Minority interest                                               293,700                1,186              294,886
                                                             ----------            ---------           ----------

Stockholders' equity                                            667,136           (4,904)             662,232
                                                             ----------            ---------           ----------
         Total liabilities and stockholders' equity          $2,764,342            $  44,489           $2,808,831
                                                             ==========            =========           ==========

Acquisitions and Dispositions
-----------------------------

During the first three  months of 2005,  the Company  acquired  three  apartment communities in three unrelated  transactions.  The acquisitions consisted of one apartment  community in Maryland  with a total of 204 units,  and two  apartment communities in New Jersey with a combined 346 units. The total purchase price of
$40.2  million,  including  closing  costs,  equated  to an average of $73.2 per
apartment.   Consideration  included  $7.9  million  of  assumed  or  new  debt,
$19.7 million in cash or line of credit, and $12.4 million of UPREIT Units (fair market value of $12.6 million).  The UPREIT Units are exchangeable for shares of the Company's  common stock on a  one-for-one  basis.  For the two  acquisitions involving  the  issuance of OP units,  values of $41.25 and $39.25 per unit were used for the  purpose  of  determining  the  number  of OP Units  issued in each acquisition.  Both values were set when the transactions  were  negotiated.  The combined  weighted  average  expected  first year  capitalization  rate on these acquisitions is 6.5%. Capitalization rate ("cap rate") is defined as the rate of interest used to convert the first year expected net  operating  income  ("NOI")
less a 3.0%  management fee into a single  present value.  NOI is defined by the
Company  as  rental  income  and  property   other  income  less  operating  and
maintenance  expenses.  Management  generally considers NOI to be an appropriate measure of operating  performance  because it helps  investors to understand the operations of a community. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September  2005,  and had $92 million  outstanding at March 31, 2005. No balance was outstanding at March 31, 2005 on the Company's supplemental demand note. The
$1.7 billion in mortgage notes payable have varying maturities ranging from 1 to
37 years.  The weighted  average interest rate of the Company's fixed rate notes was 6.03% and 6.23% at March 31, 2005 and December 31, 2004,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit
facility  was  3.5%  and  2.98%  at  March 31,   2005  and  December 31,   2004,
respectively.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable  factors.  At March 31,
2005,  future minimum rental payments  required under the lease are $70 per year until the lease expires.

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

On December  1, 2004 the Company  entered  into a lease  agreement  with a third party owner to manage the operations of one of their communities.  The lease has a term of five  years,  but after two  years,  (from the 24th  month to the 36th month) the owner may require us to buy the property.  From the 36th month to the end of the  lease  term,  we have the  right to  require  the  owner to sell the property to the Company.  It is the  Company's  expectation  that closing on the acquisition  of the  property  will  occur no later  than 36  months  after  the commencement  of the  lease.  The  estimated  future  acquisition  cost  is $140 million.

As discussed in the section entitled "Variable Interest  Entities," the Company, through its general partnership interests in certain affordable property limited partnerships,  has  guaranteed  the Low Income  Housing  Tax  Credits to limited partners in 8 partnerships  totaling  approximately $17 million. With respect to the guarantee of the low income  housing tax credits,  the Company  believes the properties operations conform to the applicable requirements (as set forth above in the seventh paragraph of the "Variable  Interest  Entities" section) and does not anticipate any payment on the guarantees.  In addition, the Company,  acting as general  partner in certain  partnerships,  is obligated to advance  funds to meet partnership operating deficits.  The Company has required the buyers of its general partner interests in the limited  partnerships to secure releases of the
Company's  guarantees  from the limited  partner and/or to indemnify the Company against payment on those guarantees.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital  expenditures.  During the three-month periods ended March 31,
2005  and  2004,  approximately  $131  per  unit  was  estimated  to be spent on recurring  capital  expenditures.  The table below  summarizes  the actual total capital  improvements,  (before  the  effects  of FIN  46R)  incurred  by  major categories  for the three  -month  periods  ended March 31, 2005 and 2004 and an estimate of the  breakdown of total  capital  improvements  by major  categories between recurring and non-recurring, revenue generating capital improvements for the three-month period ended March 31, 2005 as follows:

                                       For the three-month period ended March 31,
                                          (in thousands, except per unit data)
                                                          2005                                          2004
                              --------------------------------------------------------------   -----------------------
                                                       Non-
                              Recurring      Per  Recurring     Per    Total Capital     Per    Total Capital      Per
                                 Cap Ex  Unit(a)     Cap Ex Unit(a)     Improvements  Unit(a)    Improvements  Unit(a)
                                 ------  -------     ------ -------     ------------  -------   -------------  -------

New Buildings                   $     -   $    -    $ 1,329  $   32        $ 1,329   $   32       $     553      $14
Major building improvements         957       23      1,317      31          2,274       54           3,395       85
Roof replacements                   366        9        605      14            971       23             431       11
Site improvements                   351        8        339       8            690       16           1,104       28
Apartment upgrades                  691       16      4,034      96          4,725      112           6,334      159
Appliances                          574       14        314       7            888       21             936       24
Carpeting/Flooring                1,801       42        404      10          2,205       52           2,233       56
HVAC/Mechanicals                    531       13      2,048      49          2,579       62           2,794       70

Miscellaneous                       234        6        687      16            921       22             994       25
                                -------     ----   --------   -----       --------    -----        --------    -----
Totals                          $ 5,505     $131   $ 11,077   $ 263       $ 16,582    $ 394        $ 18,774    $ 472
                                =======     ====   ========   =====       ========    =====        ========    =====

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,290  core  units,  2004  acquisition  units of 2,486 and 2005 weighted average  acquisition units of 293 for the three-month period ended
     March 31, 2005 and 39,290 core units and 2004 weighted average  acquisition units of 519 for the three-month period ended March 31, 2004.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements
(before the effects of FIN 46R) between core and non-core as follows:

                                     For the three-month period ended March 31,
                                        (in thousands, except per unit data)
                                                        2005                                          2004
                              --------------------------------------------------------------   -----------------------
                                                       Non-
                             Recurring      Per   Recurring       Per  Total Capital      Per   Total Capital      Per
                                Cap Ex     Unit      Cap Ex      Unit   Improvements     Unit    Improvements     Unit
                                ------     ----      ------      ----   ------------     ----    ------------     ----
Core Communities               $ 5,141     $131    $ 10,255     $ 261       $ 15,396    $ 392        $ 18,654    $ 475
2005 Acquisition
Communities                         38      131           3        10             41      141               -        -
2004 Acquisition
Communities                        326      131         819       330          1,145      461             120       231
                                ------     ----    --------     -----       --------    -----        --------     -----
Sub-total                        5,505      131      11,077       263         16,582      394          18,774       472
2005 Disposed Communities            -      131           -         -              -        -               -         -
2004 Disposed Communities            -        -           -         -              -        -             492       299
Corporate office                              -                                1,633                      580
expenditures (1)                     -                    -         -                     -                           -
                                ------     ----    --------     -----       --------    -----        --------     -----
                                $5,505     $131    $ 11,077     $ 263       $ 18,215    $ 394        $ 19,846     $ 465
                                ======     ====    ========     =====       ========    =====        ========     =====

Results of Operations
---------------------

Summary of Core Properties
--------------------------

The Company had 139  apartment  communities  with 39,290  units which were owned throughout the three-month period being presented (the "Core  Properties").  The
Company has acquired an additional  thirteen  apartment  communities  with 3,036 units  during  2005 and 2004 (the  "Acquired  Communities").  The  Company  also disposed  of five  properties  with a total  of 1,646  units  during  2004  (the
"Disposition Communities").  The Disposition Communities have been classified as discontinued  operations.  The inclusion of the Acquired  Communities  generally accounted for the significant  changes in operating  results for the three month period ended March 31, 2005.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                                Three Months
                                                ------------
                                   2005         2004    $ Change      % Chg
                                   ----         ----    --------      -----
Rental income                  $104,758     $103,441      $1,317       1.3%
Property other income             4,946        4,523         423       9.4%
                               --------     --------      ------       ---
Total income                    109,704      107,964       1,740       1.6%
Operating and Maintenance      (53,655)    (52,446)     (1,209)     (2.3%)
                               --------     --------      ------       ---
Net operating income           $ 56,049     $ 55,518      $  531       1.0%
                               ========    =========      ======       ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):
                                                Three Months
                                                ------------

                                   2005         2004    $ Change      % Chg
                                   ----         ----    --------      -----
Rental income                  $112,958     $105,061      $7,897       7.5%
Property other income             5,173        4,593         580      12.6%
                               --------     --------      ------       ---
Total income                    118,131      109,654       8,477       7.7%
Operating and Maintenance      (57,511)    (53,110)     (4,401)     (8.3%)
                               --------     --------      ------       ---
Net operating income           $ 60,620    $  56,544      $4,076       7.2%
                               ========    =========      ======       ===

Comparison of three-months ended March 31, 2005 to the same period in 2004

Of the $7,897 increase in rental income,  $6,580 is attributable to the Acquired
Communities.  The  balance of this  increase,  or $1,317  which is from the Core
Properties,  was the result of an increase of 2.7% in  weighted  average  rental rates,  offset by a decrease  in  occupancy  from 93.6% to 92.3%.  Occupancy  is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible  rental income.  Total possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport
charges,   corporate  apartment  revenue,   cable  revenue,   pet  charges,  and
miscellaneous charges to residents increased by $580. Of this increase,  $157 is attributable to the Acquired Communities, with $423 representing a 9.4% increase from the Core Properties.

Other income, which reflects management fee income, increased $123 due primarily to an  increase  in the level of  management  activity  as  compared to the same period one year ago.

Of the  $4,401  increase  in  operating  and  maintenance  expenses,  $3,192  is attributable to the Acquired  Communities.  The balance,  a $1,209 increase,  is attributable to the Core Properties and is primarily due to increases in natural gas heating costs,  personnel costs and real estate taxes.  These increases were offset in part by savings in repairs and  maintenance  and  property  insurance.
Natural gas heating costs were up $610 or 7% over 2004. We have seen significant increases in the cost of natural gas per  decatherm.  Last year we had contracts at $4.52 per decatherm,  this year the cost is $6.08. Personnel expenses were up
$859, or 7.9%.  Contributing to this is $95 for health  insurance (up 14%), $181 or 56% for workers comp from  increased  incident  reports,  increase in accrued payroll  from a year  ago of  $105,  and a  vacation  accrual  of $375 of  which approximately $200k represents a catch-up from previous years as we now have the ability to track this in our HR system. Real estate taxes were up $893, or 8.2%.
Of this,  $258,  or 2.4% is from a prepaid  tax  adjustment  needed to bring our balance  sheet to the proper  amount.  The balance is a 5.8%  increase in normal increases in assessed values and tax rates.  Repairs and  maintenance  were down
$387 from a year ago, or 6.1%.  Most of this came  through the  contract  repair line item.  The quarter one year ago included $312 from the NYS sales tax audit.
Property insurance  decreased for the quarter primarily due to a decrease in our property and general  liability  losses to date which have been projected  using actuarial assumptions.

General and administrative  expense increased in 2005 by $680, or 14.4%. General and administrative expenses as a percentage of total revenues were 4.5% for 2005 as compared to 4.1% for 2004.  The results are  primarily  due to the  increased expenses  relating  to the  completion  of the 404  compliance  and  audit  work completed in the first quarter.

Interest  expense  increased  in 2005 by  $4,018  as a result  of the  increased borrowings in connection with acquisition of the 2005 Acquisition Communities, a full  quarter of  interest  expense  for the 2004  Acquisition  Communities  and additional  mortgage debt and refinanced  mortgage debt incurred during 2004 and
2005. Interest expense in the first quarter of 2004 was reduced by $996 when two mortgage  loans were paid off early at amounts less than the amounts  carried on the  Company's  balance  sheet.  During 2004,  the Company  closed on additional mortgage  debt of $76,853  and  refinanced  $14,338 in  existing  mortgage  debt resulting in new borrowings of approximately  $53,000.  During the first quarter of  2005,  the  Company  closed  on  additional  mortgage  debt of  $72,880  and refinanced  $5,400 in existing  mortgage  debt  resulting in new  borrowings  of approximately $67,480.

Depreciation and amortization  expense  increased $3,146 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

The Company has sold  virtually  all of the assets  associated  with its general partner  interests in the affordable  properties in order to focus solely on the direct ownership and management of market rate apartment communities. The assets included principally loans, advances and management contracts.  During the first three-months of 2004, the Company recorded impairment charges of $1,116. Of this total,  $171  represents  advances  made to certain of the  affordable  property limited partnerships which the Company believes will not be repaid upon the sale of the loans. The remaining $945 pertains to an additional net impairment charge taken on Phase III to reduce the assets to fair market value. In connection with
FIN 46R, the Company was required to consolidate  the majority of the affordable limited partnerships results of operations beginning April 1, 2004.

The equity in earnings  (losses) of  unconsolidated  affiliates  of $538 for the three-months ended March 31, 2004 is primarily the result of the general partner recording a greater share of the underlying investment's losses due to the loans and advances to certain of the affordable  property limited  partnerships  where the limited partner has no capital  account.  This is pursuant to the accounting requirements of EITF 99-10,  "Percentage  Used to Determine the Amount of Equity
Method  Losses."  Included and  classified  in this account are $484 of advances made during the first three months of 2004 which the Company  believes  will not be repaid upon sale.

Minority  interest  decreased  $691 due to a general  decrease  in  income  from operations.

Included in discontinued  operations for the three-month  period ended March 31,
2005,  are the results of operations of the five  remaining  affordable  limited partnerships  that in connection  with FIN 46R were required to be  consolidated beginning April 1, 2004.  (See further detail supplied under "Variable  Interest
Entities" section).

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

FFO falls within the  definition  of "non-GAAP  financial  measure" set forth in
Item 10(e) of  Regulation  S-K and,  as a result,  the  Company is  required  to include  in this  report a  statement  disclosing  the  reasons  why  management believes  that  presentation  of this measure  provides  useful  information  to investors. Management believes that in order to facilitate a clear understanding of the  combined  historical  operating  results of the  Company,  FFO should be considered  in  conjunction  with net income as  presented  in the  consolidated financial  statements  included  elsewhere herein.  Management  believes that by excluding gains or losses related to dispositions of property and excluding real estate  depreciation  (which can vary among owners of similar  assets in similar condition based on historical cost  accounting and useful life  estimates),  FFO can help one  compare  the  operating  performance  of a  company's  real estate between  periods or as compared to different  companies.  FFO does not represent cash generated from operating  activities in accordance with generally  accepted accounting  principles  and is not  necessarily  indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital improvements
(including capitalized interest) reflected as an increase to real estate assets.
The total  capital  improvements  include  an  annual  reserve  for  anticipated recurring,  non-revenue generating capitalized costs of $525 per apartment unit.
Please refer to the Capital Improvement section above in MD and A. Cash provided by operating activities was $21,090 and $37,359 for the three-month period ended
March 31, 2005 and 2004,  respectively.  Cash used in investing  activities  was
$37,768 and $84,941 for the  three-month  period  ended March 31, 2005 and 2004, respectively.  Cash provided by financing activities was $18,648 and $48,733 for the three-month period ended March 31, 2005 and 2004,  respectively.  FFO should not be  considered  as an  alternative  to net  income as an  indication  of the
Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common
Shareholders  for the three months  ended March 31, 2005 and 2004 are  presented below (in thousands):

                                                                                      Three Months
                                                                                      ------------
                                                                                   2005          2004
                                                                                   ----          ----

Net income available to common shareholders                                      ($ 1,870)    $  4,580
Convertible preferred dividends                                                       548          548
Minority interest                                                                   1,598        2,289
Minority interest - income (loss) from discontinued operations                   (2,521)         179
Depreciation and amortization from real property                                   23,602       21,151
Depreciation from real property from unconsolidated entities                            -          543
Impairment on General Partner real estate investment                                    -          945
Loss on disposition of property                                                         -           50
(Gain) loss on disposition of discontinued operations, net of minority interest         -           13

Cumulative effect of change in accounting principle, net of minority interest           -          321
                                                                                 --------     --------
FFO as defined above                                                             $ 21,357     $ 30,619
                                                                                 ========     ========

Weighted average common shares/units outstanding(1):
         - Basic                                                                 47,477.1     48,340.8
                                                                                 ========     ========
         - Diluted                                                               47,919.7     48,893.5
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

                  Calculation Presented for Series F Covenants
                  --------------------------------------------
                               Three-months ended
                               ------------------
                                                               Mar. 31,      Dec. 31,      Sept. 30,      June 30,
                                                                   2005          2004          2004           2004
                                                                   ----          ----          ----           ----
EBITDA
     Total revenues                                            $118,787      $118,357      $118,942       $118,017
     Net operating income from discontinued operations              142         2,143         1,364          1,069
     Operating and maintenance                                 (57,511)      (52,227)      (50,372)       (51,081)
     General and administrative                                (5,405)     (9,482)     (4,879)      (4,892)
     Equity in earnings (losses) of unconsolidated
     affiliates                                                       -             -            25       (25)
                                                               --------       -------      --------       --------
                                                               $ 56,013       $58,791      $ 65,080       $ 63,088
Fixed Charges
     Interest expense                                          $ 24,943       $23,891      $ 23,496       $ 23,783
     Interest expense on discontinued operations                     21           442            40            476
     Preferred dividends                                          1,898         1,898         1,898          1,899
     Capitalized interest                                           191           191           230            171
                                                               --------       -------      --------       --------
                                                               $ 27,053       $26,422      $ 25,664       $ 26,329

Times Coverage ratio:                                              2.07          2.23          2.54           2.40

Line of Credit
--------------

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to maintain  certain  financial  ratios and  measurements.  One of these covenants is that the Company may not pay any  distribution to its  shareholders and  holders  of its  UPREIT  Units  if a  distribution,  when  added  to  other distributions  paid  during the three  immediately  preceding  fiscal  quarters, exceeds  the  greater  of : (i) 90% of funds from  operations,  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's  status as a REIT.  During the first  quarter of 2005,  the funds from operations  payout ratio was 90.3% when measured for the current quarter and the three  immediate  preceding  fiscal  quarters.  Due to the  non-recurring  legal settlement  of $3.8 million in the fourth  quarter of 2004,  the Company did not meet  the  required  ratio..  Appropriate  waivers  have  been  granted  by  the participating  banks.  The  line of  credit  has not  been  used  for  long-term financing but adds a certain  amount of  flexibility,  especially in meeting the
Company's  acquisition goals. Many times it is easier to temporarily  finance an acquisition in a short-term  nature  through the line of credit,  with long term secured  financing or other sources of capital  replenishing  the line of credit availability.

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different  times.  During the past three years and continuing into 2005 many regions of the United States have experienced  varying degrees of economic recession and certain  recessionary trends, such as the cost of obtaining  sufficient property and liability  insurance coverage,  short-term interest  rates,  and a temporary  reduction in occupancy.  In light of this, we will continue to review our business strategy however, we believe that given our property  type and the  geographic  regions in which we are  located,  we do not anticipate  any  changes  in our  strategy  or  material  effects  in  financial performance.

Declaration of Dividend
-----------------------

On May 6, 2005, the Board of Directors approved a dividend of $.63 per share for the  quarter  ended  March,  31  2005.  This  is  the  equivalent  of an  annual distribution  of $2.52 per  share.  The  dividend  is  payable  May 27,  2005 to shareholders of record on May 17, 2005.

On May 6, 2006 the Company also declared a regular dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock, for the quarter ending
May 31, 2005.  The dividend on the preferred  shares is payable on May 31, 2005, to  shareholders  of record on May 17, 2005.  This  dividend is equivalent to an annualized rate of $2.25 per share.

Contingency
-----------

The Company is not a party to any legal proceedings which are expected to have a material  adverse  effect on the  Company's  liquidity,  financial  position  or results of operations.  The Company is subject to a variety of legal actions for personal  injury  or  property  damage  arising  in the  ordinary  course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with  certainty,  management  believes that the final outcome of such legal  proceedings and claims will not have a material adverse  effect on the  Company's  liquidity,  financial  position or results of operations.

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
During December 2003, the state's governor signed legislation which included the
REIT tax  provisions.  Based upon this,  Company's tax counsel  expects that the outstanding  litigation should now be able to be resolved.  Effective January 1,
2003, the Company  reorganized  the ownership of Home  Properties  Trust,  which should  subject  the  Company to a much  lower  level of tax going  forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39,000, including interest. During the first quarter of 2005, the 1999 tax year has been filed with the  Pennsylvania  State  Commonwealth  Court. No settlement offer has been made or discussed related to the 1999 tax year. The 1999-2001 tax years will take time to resolve;  however,  the Company's  outside counsel still maintains that the Company should not have any additional liability.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31,  2002.  The total cost to the  Company as a result of the audit  amounted to
$861,000.  This was included in the first  quarter  2004  results and  allocated
$448,000  to  expense  and  $413,000  capitalized  to  real  estate  assets  for improvements.

As a result  of this  audit,  during  the  second  quarter  of 2004 the  Company examined  its sales  and use tax  compliance  in the  other  states in which the
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of December 31, 2004 in those states where it found  non-compliance and recorded at December 31, 2004 a liability of  $1,780,000.  This was included in the  year  end  results  and  allocated  $805,000  to  expense  and  $975,000 capitalized  to real estate  assets for  improvements.  The  liability  recorded relates to the period  beginning on the later of: (i) the date the Company first purchased  property in the applicable  state; or (ii) January 1, 1997 and ending on December  31, 2004.  The Company has filed  Voluntary  Disclosure  Agreements
(VDAs) with the four states where it has  financial  exposure.  During the first quarter of 2005,  the Company has signed VDAs with two of the states  which both have  agreed to limit the VDA filing  period  back to  January 1, 2001.  For the three month period ended March 31, 2005, the Company has recorded adjustments to the  liability  for both the effects of signing the two VDA's as well as for the results of the  Company's  additional  testing  for the first  quarter.  The net impact of these  adjustments  resulted in an  increase in real estate  assets of
$42,000,  interest  expense of $28,000 and a decrease in  operating  expenses of
$43,000  for a net  increase to the accrued  liability  of $27,000.  The Company recognizes  that the  liability  recorded is an estimate and that the actual tax liability  that will be paid in the future may be less than or greater than this estimate. The Company has determined that the likely range is between $1,325,000 and $2,300,000.

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

New Accounting Standards
------------------------

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
148,  the  Company  does not  expect  the  issuance  of SFAS No.  123R to have a material impact on the Company's  results of operations,  financial  position or liquidity.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's  primary  market risk exposure is interest rate risk. At March 31,
2005 and December 31,  2004,  approximately  87% and 89%,  respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately  8 years and a weighted  average  interest  rate of  approximately
6.03% and  6.23%,  respectively,  including  the $34.0  million of debt for both years which has been swapped to a fixed rate.  The  remainder  of the  Company's debt bears  interest  at  variable  rates with a weighted  average  maturity  of approximately 7 and 8 years, respectively,  and a weighted average interest rate of 3.52% and 2.98%,  respectively,  at March 31, 2005 and December 31, 2004. The
Company does not intend to utilize a  significant  amount of permanent  variable rate debt to acquire properties in the future. On occasion,  the Company may use its line of credit in connection with a property  acquisition with the intention to refinance at a later date. The Company  believes,  however,  that in no event would  increases  in  interest  expense as a result of  inflation  significantly impact the Company's distributable cash flow.

At March 31, 2005 and December 31, 2004,  the interest  rate risk on $34 million of such variable rate debt has been  mitigated  through the use of interest rate swap agreements (the "Swaps") with major financial institutions.  The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps.  The Company  believes it mitigates  its credit risk by entering into these Swaps with major financial institutions.  The Swaps effectively convert an aggregate  of $34 million in variable  rate  mortgages  to fixed rates of 5.35%,
5.39%, 8.22% and 8.40%.

At March 31, 2005 and December 31, 2004,  the fair value of the Company's  fixed rate debt, including the $34 million which was swapped to a fixed rate, amounted to a  liability  of  $1.72 billion  compared  to its  carrying  amount  of $1.69 billion.  The  Company  estimates  that a 100  basis  point  increase  in market interest  rates at March 31,  2005  would  have  changed  the fair  value of the
Company's fixed rate debt to a liability of $1.65 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain funds through  additional  equity  offerings or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative  financial  instruments  for trading or speculative  purposes.  As of
March 31, 2005, the Company had no other material exposure to market risk.

                              HOME PROPERTIES, INC.

                         ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

The principal executive officer and principal financial officer evaluated, as of
March 31, 2005, the effectiveness of the disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e)  under the Securities  Exchange Act of
1934, as amended (the "Exchange  Act") and have  determined that such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ended December 31, 2005 that has materially affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial  reporting.  The Company has not identified any material weaknesses in its internal controls.

                           PART II - OTHER INFORMATION

                              HOME PROPERTIES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable  for share  repurchase.  Recently,  the  Company's  Board of Directors removed certain price restrictions,  which substantially  enhances the Company's
ability  to  repurchase   shares.   At  December  31,  2004,   the  Company  had
authorization  to repurchase  2,000,000  shares of common stock and UPREIT Units under the stock repurchase program. On February 16, 2005, the Board of Directors approved  a  2,000,000  share  increase  in the  stock  repurchase  program.  In addition,  participants in the Company's Stock Benefit Plan can use common stock of the Company  that they  already  own to pay all or a portion of the  exercise payable to the Company upon the exercise of an option. In such event, the common stock used to pay the  exercise  price is returned to  authorized  but  unissued status, and for purposes of this table is deemed to have been repurchased by the
Company.  The  following  table  summarizes  the total number of shares  (units)
repurchased by the Company during the three month period ending March 31, 2005.

                                                                                                       Maximum shares
                                          Total shares        Average    Total shares (units)       (units) available
                                               (units)      price per         purchased under               under the
Period                                   purchased (1)   share (unit)         Company Program         Company Program
------                                   -------------   ------------         ---------------         ---------------

Balance December 31, 2004:                                                                                  2,000,000

January 1, 2005 to
January 31, 2005                               717,792         $40.85                 716,000               1,284,000

February 1, 2005 to
February 28, 2005                              599,975         $41.06                 584,700                 699,300

Board approved increase
February 16, 2005                                                                                           2,000,000

March 1, 2005 to
March 31, 2005                                   1,796         $40.38                       -                       -
                                             ---------         ------               ---------               ---------

Balance March 31, 2005:                      1,319,563         $40.95               1,300,700               2,699,300

(1)  During the three  months  ended March 31,  2005,  the  Company  repurchased
     18,863  shares of common stock  through  share  repurchase  by the transfer agent  in the  open  market  in  connection  with  the  Company's  Dividend
     Reinvestment Plan (DRIP).

Item 6. Exhibits

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

                                Date:    May 10, 2005

                                By:      /s/ Edward J. Pettinella
                                         -------------------------------------
                                         Edward J. Pettinella
                                         President and Chief Executive Officer

                                Date:    May 10, 2005

                                By:      /s/ David P. Gardner
                                         -------------------------------------
                                         David P. Gardner
                                         Executive Vice President and
                                         Chief Financial Officer