Form 10-Q
period 2005-06-30
HOME PROPERTIES INC
filed 2005-08-09
CIK 923118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

                    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                  --------------------------------------------

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

                                  YES  X    NO
                                     -----    -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act).

                                  YES  X    NO
                                     -----    -----

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date:

    Class of Common Stock              Outstanding at July 29, 2005
        $.01 par value                          32,535,193

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                     June 30, 2005 (Unaudited) and December 31, 2004                                                3

                 Consolidated Statements of Operations (Unaudited) -
                     Six months ended June 30, 2005 and 2004                                                        4

                 Consolidated Statements of Operations (Unaudited) -
                     Three months ended June 30, 2005 and 2004                                                      5

                 Consolidated Statements of Comprehensive Income (Unaudited) -
                     Six months ended June 30, 2005 and 2004                                                        6

                 Consolidated Statements of Comprehensive Income (Unaudited) -
                     Three months ended June 30, 2005 and 2004                                                      7

                 Consolidated Statements of Cash Flows (Unaudited) -
                     Six months ended June 30, 2005 and 2004                                                        8

                 Notes to Consolidated Financial Statements (Unaudited)                                          9-20

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          21-35

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        36

        Item 4.  Controls and Procedures                                                                           37

       PART II.  OTHER INFORMATION

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       38

        Item 4.  Submission of Matter to a Vote of Security Holders                                                39

        Item 6.  Exhibits                                                                                          39

                 Signatures                                                                                        40

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2005               2004
                                                                                       ----               ----
                                                                                    (Unaudited)         (Note 1)
ASSETS
Real estate:
  Land                                                                               $   408,231         $  402,620
  Construction in progress                                                                 4,687              1,627
  Buildings, improvements and equipment                                                2,717,544          2,640,943
  Real estate held for sale or disposal, net                                              41,072             78,711
                                                                                      ----------         ----------
                                                                                       3,171,534          3,123,901
  Less:  accumulated depreciation                                                    (454,179)       (405,919)
                                                                                      ----------         ----------
         Real estate, net                                                              2,717,355          2,717,982

Cash and cash equivalents                                                                 10,073              7,925
Cash in escrows                                                                           42,308             43,883
Accounts receivable                                                                        4,385              6,664
Prepaid expenses                                                                          13,665             18,224
Deferred charges                                                                          13,086             13,778
Other assets                                                                               9,559              8,340
                                                                                      ----------         ----------
         Total assets                                                                 $2,810,431         $2,816,796
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                $1,716,595         $1,644,722
Line of credit                                                                            78,000             58,000
Accounts payable                                                                          15,488             24,600
Accrued interest payable                                                                   7,945              8,876
Accrued expenses and other liabilities                                                    22,749             26,750
Security deposits                                                                         23,365             22,651
                                                                                      ----------         ----------
         Total liabilities                                                             1,864,142          1,785,599
                                                                                      ----------         ----------

Commitments and contingencies
Minority interest                                                                        292,208            310,775
                                                                                      ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares
     issued and outstanding at June 30, 2005 and December 31, 2004                        60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding at December  31, 2004                   -             25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 32,471,502 and
     32,625,413 shares issued and outstanding at June 30, 2005 and
     December 31, 2004, respectively                                                         325                326
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                                     -                  -
   Additional paid-in capital                                                            798,591            807,212
   Accumulated other comprehensive income (loss)                                    (91)       (362)
   Distributions in excess of accumulated earnings                                  (204,744)       (171,754)
                                                                                      ----------         ----------
         Total stockholders' equity                                                      654,081            720,422
                                                                                      ----------         ----------
         Total liabilities and stockholders' equity                                   $2,810,431         $2,816,796
                                                                                      ==========         ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                                                         HOME PROPERTIES, INC.

                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                      (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2005              2004
                                                                                       ----              ----
    Revenues:
      Rental income                                                                      $227,990         $213,585
      Property other income                                                                11,265            9,877
      Interest and dividend income                                                            141              299
      Other income                                                                          1,027            1,163
                                                                                       ----------       ----------
         Total revenues                                                                   240,423          224,924
                                                                                       ----------       ----------

    Expenses:
      Operating and maintenance                                                           111,134          102,377
      General and administrative                                                            9,549            9,617
      Interest                                                                             50,116           43,599
      Depreciation and amortization                                                        48,716           43,157
      Impairment of assets held as general partner                                              -            1,116
                                                                                       ----------       ----------
         Total expenses                                                                   219,515          199,866
                                                                                       ----------       ----------
  Income from operations                                                                   20,908           25,058
  Equity in earnings (losses) of unconsolidated affiliates
                                                                                                -     (563)
                                                                                       ----------       ----------
  Income before minority interest and discontinued operations                              20,908           24,495
    Minority interest                                                                 (5,749)      (6,712)
                                                                                       ----------       ----------
  Income from continuing operations                                                        15,159           17,783
                                                                                       ----------       ----------
  Discontinued operations
    Income (loss) from operations, net of ($2,635) in 2005 and ($284) in 2004
      allocated to minority interest                                                   (5,335)    (787)
    Gain (loss) on disposition of property, net of ($39) in 2005 and $246 in
      2004 allocated to minority interest                                           (77)             511
                                                                                       ----------       ----------
  Discontinued operations                                                             (5,412)     (276)
                                                                                       ----------       ----------
  Income before loss on disposition of property and business and cumulative
    effect of change in accounting principle                                                9,747           17,507
  Loss on disposition of property and business, net of ($33) in 2004 allocated
    to minority interest                                                                        -        (67)
                                                                                       ----------       ----------
  Income before cumulative effect of change in accounting principle                         9,747           17,440
  Cumulative effect of change in accounting principle, net of ($159) in 2004
    allocated to minority interest                                                              -       (321)
                                                                                       ----------       ----------
Net income                                                                                  9,747           17,119
    Preferred dividends                                                               (3,579)        (3,797)
                                                                                       ----------       ----------
    Net income available to common shareholders                                       $     6,168          $13,322
                                                                                      ===========          =======

    Basic earnings per share data:
  Income from continuing operations                                                       $  .36           $  .43
      Discontinued operations                                                             (  .17)         (   .01)
      Cumulative effect of change in accounting principle                                       -         (   .01)
                                                                                       ----------       ----------
    Net income available to common shareholders                                           $  .19           $  .41
                                                                                          ======           ======

    Diluted earnings per share data:
  Income from continuing operations                                                       $  .36           $  .42
      Discontinued operations                                                            (   .17)         (   .01)
      Cumulative effect of change in accounting principle                                       -         (   .01)
    Net income available to common shareholders                                           $  .19           $  .40
                                                                                          ======           ======

    Weighted average number of shares outstanding:
      Basic                                                                            31,831,604       32,600,754
                                                                                       ==========       ==========
      Diluted                                                                          32,252,276       33,088,059
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                                                         HOME PROPERTIES, INC.

                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                                      (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2005              2004
                                                                                       ----              ----
Revenues:
   Rental income                                                                         $115,032         $108,524
   Property other income                                                                    6,092            5,284
   Interest and dividend income                                                                73              147
   Other income                                                                               439              698
                                                                                       ----------       ----------
Total revenues                                                                            121,636          114,653
                                                                                       ----------       ----------

Expenses:
   Operating and maintenance                                                               53,623           49,267
   General and administrative                                                               4,144            4,892
   Interest                                                                                25,173           22,674
   Depreciation and amortization                                                           24,520           22,107
                                                                                       ----------       ----------
Total expenses                                                                            107,460           98,940
                                                                                       ----------       ----------
Income from operations                                                                     14,176           15,713
Equity in earnings (losses) of unconsolidated affiliates                                        -     (25)
                                                                                       ----------       ----------
Income before minority interest and discontinued operations                                14,176           15,688
Minority interest in operating partnership                                            (4,151)      (4,423)
                                                                                       ----------       ----------
Income from continuing operations                                                          10,025           11,265
                                                                                       ----------       ----------
Discontinued operations
   Income (loss) from operations, net of ($114) in 2005 and ($463) in 2004
       allocated to minority interest                                                (229)      (1,148)
   Gain (loss) on disposition of property, net of ($39) in 2005 and $252 in
       2004 allocated to minority interest                                          (77)             524
                                                                                       ----------       ----------
Discontinued operations                                                              (306)      (624)
                                                                                       ----------       ----------
Net income                                                                                  9,719           10,641
Preferred dividends                                                                   (1,681)     (1,899)
                                                                                       ----------       ----------
Net income available to common shareholders                                           $     8,038       $    8,742
                                                                                      ===========       ==========

Basic earnings per share data:
   Income from continuing operations                                                     $  .26           $  .29
   Discontinued operations                                                              (   .01)         (   .02)
                                                                                       ----------       ----------
Net income available to common shareholders                                              $  .25           $  .27
                                                                                         ======           ======

Diluted earnings per share data:
   Income from continuing operations                                                     $  .26           $  .28
   Discontinued operations                                                              (   .01)         (   .02)
                                                                                       ----------       ----------
Net income available to common shareholders                                              $  .25           $  .26
                                                                                         ======           ======

Weighted average number of shares outstanding:
   - Basic                                                                             31,843,551       32,876,882
                                                                                       ==========       ==========
   - Diluted                                                                           32,279,115       33,317,967
                                                                                       ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)

                                                                2005           2004
                                                                ----           ----
Net income                                                  $  9,747        $17,119
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments                   271            223
                                                             -------        -------
Comprehensive income                                         $10,018        $17,342
                                                             =======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)

                                                               2005           2004
                                                               ----           ----
Net income                                                   $9,719        $10,641
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments             (82)           151
                                                            -------        -------

Comprehensive income                                         $9,637        $10,792
                                                             ======        =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)
                                                                                                  2005        2004
                                                                                                  ----        ----
Cash flows from operating activities:
Net income                                                                                     $   9,747    $ 17,119
                                                                                                --------   ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in losses of unconsolidated affiliates                                                      -         563
    Income allocated to minority interest                                                          3,075       6,482
    Depreciation and amortization                                                                 49,720      48,250
    Impairment of assets held as General Partner                                                     400       1,116
    Impairment of real property                                                                    7,325       1,100
    Loss (Gain) on disposition of property and business                                              115     (657)
    Loss from early extinguishment of debt                                                             -         102
    Issuance  of  restricted   stock,   compensation  cost  of  stock  options  and  deferred
     compensation                                                                                  1,350       1,354
    Cumulative effect of change in accounting principle                                                -         480
    Changes in assets and liabilities:
       Other assets                                                                                5,277       4,232
       Accounts payable and accrued liabilities                                                  (13,005)      5,019
                                                                                                --------   ---------
    Total adjustments                                                                             54,257      68,041
                                                                                                --------   ---------
    Net cash provided by operating activities                                                     64,004      85,160
                                                                                                --------   ---------

Cash flows used in investing activities:
    Purchase of properties  and other assets,  net of mortgage notes assumed and UPREIT Units
      issued                                                                                     (19,561)  (64,376)
    Additions to properties                                                                      (42,226)  (48,733)
    Proceeds from sale of properties and business, net                                                 -       8,861
    Proceeds from sale of affordable properties, net                                                   -         137
    Advances to affiliates                                                                             -   (820)
    Payments on advances to affiliates                                                                 -         124
                                                                                                --------   ---------
    Net cash used in investing activities                                                        (61,787)   (104,807)
                                                                                                --------   ---------

Cash flows from financing activities:
    Proceeds from sale of common stock, net                                                        4,263      19,494
    Repurchase of common stock                                                                   (53,320)          -
    Proceeds from mortgage notes payable                                                         150,207      70,674
    Payments of mortgage notes payable                                                           (54,741)  (27,510)
    Payment of prepayment penalty in connection with the early extinguishment of debt                  -   (102)
    Proceeds from line of credit                                                                 152,200     129,000
    Payments on line of credit                                                                  (132,200)   (103,000)
    Payments of deferred loan costs                                                               (1,641)   (1,346)
    Additions to cash escrows, net                                                                (1,909)   (3,338)
    Repayment of officer loans                                                                         -         236
    Dividends and distributions paid                                                             (62,928)  (63,726)
                                                                                                --------   ---------
    Net cash provided by (used in) financing activities
                                                                                                     (69)     20,382
                                                                                                --------   ---------
Net increase in cash and cash equivalents                                                          2,148         735
Cash and cash equivalents:
    Beginning of year                                                                              7,925       5,103
    Cash assumed in connection with FIN 46R consolidation
                                                                                                       -         850
                                                                                                --------   ---------
       End of year                                                                              $ 10,073   $   6,688
                                                                                                ========   =========
Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions                                   $    7,916   $ 69,782
Exchange of UPREIT Units/partnership interest for common shares                                     2,136     13,843
Fair value of hedge instruments                                                                       253        682
Issuance of UPREIT Units associated with property and other acquisitions                           12,611     12,105
Increase in real estate associated with the purchase of UPREIT Units                                2,856     12,470
Compensation cost of stock options issued                                                             455        439
Net real estate disposed in connection with FIN 46R consolidation                                 (30,651)         -
Other assets disposed in connection with FIN 46R consolidation                                     (4,403)         -
Mortgage debt disposed in connection with FIN 46R consolidation                                   (30,021)         -
Other liabilities disposed in connection with FIN 46R consolidation                                  (827)         -
Net real estate assumed in connection with FIN 46R consolidation                                        -    152,319
Other assets assumed in connection with FIN 46R consolidation                                           -     11,916
Mortgage debt assumed in connection with FIN 46R consolidation                                          -    129,149
Other liabilities assumed in connection with FIN 46R consolidation                                      -      5,363

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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
consolidated  financial  statements and notes thereto  included in the Company's
Form 10-K for the year ended December 31, 2004.

2.   Organization and Basis of Presentation
--   --------------------------------------

Organization

The Company is engaged primarily in the ownership, management,  acquisition, and
rehabilitation  of  residential   apartment  communities  in  the  Northeastern,
Mid-Atlantic,  Midwestern and Southeast Florida regions of the United States. As of June 30, 2005,  the Company  operated 160 apartment  communities  with 47,054 apartment units. Of this total, the Company owned 152 communities, consisting of
42,320 apartment units ("Owned  Communities"),  managed as general partner 1,925 apartment  units and fee  managed  2,809  apartments  for  affiliates  and third parties.

Basis of Presentation

The accompanying  consolidated  financial statements include the accounts of the
Company  and its 67.3%  (68.1% at June 30,  2004)  partnership  interest in Home
Properties,   L.P.  (the  "Operating  Partnership").   Such  interest  has  been
calculated as the percentage of  outstanding  common shares divided by the total outstanding  common  shares and Operating  Partnership  Units  ("UPREIT  Units")
outstanding.  The  remaining  32.7%  (31.9% at June 30,  2004) is  reflected  as
Minority Interest in these consolidated financial statements. The Company owns a
1.0% general partner interest in the Operating  Partnership and the remainder as a limited partner through its wholly owned  subsidiary,  Home Properties I, LLC, which owns 100% of the limited partner,  Home Properties  Trust. Home Properties
Trust was formed in  September  1997,  as a Maryland  real estate trust and as a qualified REIT  subsidiary  ("QRS") and owns the Company's  share of the limited partner  interests in the Operating  Partnership.  For financing  purposes,  the
Company has formed a limited  liability  company  (the "LLC") and a  partnership
(the  "Financing   Partnership"),   which  beneficially  own  certain  apartment
communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the
Operating Partnership. The Financing Partnership is owned 99.9% by the Operating
Partnership and 0.1% by the QRS.

The accompanying  consolidated  financial statements include the accounts of two wholly owned subsidiaries,  Home Properties Management, Inc. and Home Properties
Resident   Services,   Inc.  (the  "Management   Companies").   All  significant
inter-company   balances  and   transactions   have  been  eliminated  in  these
consolidated financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)
--   --------------------------------------------------

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

As of March  31,  2004,  the  Company  was the  general  partner  in 41  limited partnerships in Upstate New York,  Pennsylvania,  Ohio and Maryland. The Company
had made a determination that all 41 limited partnerships were Variable Interest
Entities  ("VIEs").  The Company had further  determined that it was the primary beneficiary  in 34  of  the  VIEs  and  therefore  consolidated  these  entities effective March 31, 2004. Beginning with the second quarter of 2004, the Company consolidated  the results of  operations of the VIEs.  During 2004,  the Company sold  most  of  these  consolidated  VIEs  such  that  three  partnerships  (two properties)  remain as of June 30, 2005.  The results of operations for the VIEs for the three- and  six-month  periods  ending June 30,  2005,  are  included in discontinued  operations.  These  properties  are  classified  as held  for sale because as of June 30, 2005, the Company is under a letter of intent to sell one of the  partnerships for which due diligence is in process and the remaining two partnerships  are  being  disposed  of  through a  default  on the  non-recourse financing.

As of March 31, 2004,  Home  Properties  determined  that it was not the primary beneficiary in seven  partnerships  syndicated under U.S.  Department of Housing and Urban Development  subsidy  programs,  none of which remained as of June 30,
2005. These investments were accounted for under the equity method through their sale. The Company  recorded its allocable share of the respective  partnership's income  or loss  based on the  terms of the  agreements.  To the  extent  it was determined that the LPs could not absorb their share of the losses,  if any, the
GP recorded the LPs share of such losses.  The Company  absorbed  such losses to the extent the Company had outstanding loans or advances and the limited partner had no remaining  capital account.  All seven  partnerships have been sold as of
June 30, 2005.

Reclassifications

Certain  reclassifications  have  been made to the 2004  consolidated  financial statements to conform to the 2005 presentation.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Adoption of New Accounting Policies
--   -----------------------------------

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

                             HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share
--   -------------------------

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

The  reconciliation  of the  basic  and  diluted  earnings  per  share  for  the three-months ended June 30, 2005 and 2004 is as follows:

                                                                  Six Months                   Three Months
                                                                  ----------                   ------------
                                                             2005           2004           2005           2004
                                                             ----           ----           ----           ----

Income from continuing operations                            $15,159        $17,783        $10,025        $11,265
Add: Loss on disposal of property                                  -            (67)             -              -
Less: Preferred dividends                                     (3,579)        (3,797)        (1,681)        (1,899)
                                                          ----------     ----------     ----------     ----------
Basic and Diluted - Income from continuing operations
    applicable to common shareholders                         11,580         13,919          8,344          9,366
Less: Cumulative effect of change in accounting
    principle                                                      -           (321)             -              -
Discontinued operations                                       (5,412)          (276)          (306)          (624)
                                                          ----------     ----------     ----------     ----------
Net income available to common shareholders                   $6,168        $13,322         $8,038         $8,742
                                                              ======        =======         ======         ======

Basic weighted average number of shares outstanding       31,831,604     32,600,754     31,843,551     32,876,882
Effect of dilutive stock options                             349,365        396,361        367,606        353,998
Effect of restricted shares                                   71,307         90,944         67,958         87,087
                                                          ----------     ----------     ----------     ----------
Diluted weighted average number of shares
    outstanding                                           32,252,276     33,088,059     32,279,115     33,317,967
                                                          ==========     ==========     ==========     ==========

Basic earnings per share
    Income from continuing operations                           $.36           $.43           $.26           $.29
    Discontinued operations                                     (.17)          (.01)          (.01)          (.02)
    Cumulative effect of change in accounting
       principle                                                   -           (.01)             -              -
                                                          ----------     ----------     ----------     ----------
Net Income available to common shareholders                     $.19           $.41           $.25           $.27
                                                                ====           ====           ====           ====

Diluted earnings per share
    Income from continuing operations                           $.36           $.42           $.26           $.28
    Discontinued operations                                     (.17)          (.01)          (.01)          (.02)
    Cumulative effect of change in accounting
         principle                                                 -           (.01)             -              -
                                                          ----------     ----------     ----------     ----------
Net Income available to common shareholders                     $.19           $.40           $.25           $.26
                                                                 ====           ====           ====           ====

Unexercised  stock  options  and  warrants  to  purchase  547,000  shares of the
Company's common stock for the three- and six-month  periods ended June 30, 2005 were not  included in the  computations  of diluted  EPS  because  the  options'
exercise  prices were  greater than the average  market  price of the  Company's stock during those periods.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share (continued)
--   -------------------------------------

For the three- and six-month  periods ended June 30, 2004, no unexercised  stock options to purchase  shares of the  Company's  common stock were excluded in the computations  of diluted EPS as the options'  exercise prices were less than the average market price of the Company's  stock during each period.  For the three-
and  six-month  periods ended June 30, 2005 and 2004,  the 833,333  common stock equivalents  on an  as-converted  basis of the Series D  Convertible  Cumulative
Preferred  Stock  have  an  antidilutive  effect  and are  not  included  in the computation  of diluted  EPS to the extent they were not  converted.  On May 26,
2005, the Series D convertible  preferred stock were converted and were included in outstanding common shares from the date of conversion.

5.   Other income
--   ------------

Other  income  for the  three-month  periods  ended  June  30,  2005 and 2004 is management and other real-estate service fees.

6.   Variable interest entities
--   --------------------------

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

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs of which all have been sold as of June 30,  2005.  The Company purchased the general  partnership  interests in these  partnerships in January,
1996. These  partnerships were set up to provide low income housing to residents through  subsidized  rents and below market debt governed by HUD. The Company as general  partner and managing  agent  managed the  day-to-day  operations of the partnerships for a fee (5% of rents collected).  The Company's  economic benefit from these  partnerships  was the  management  fee. There was no exposure to the
Company  of loss as a result of its  involvement  with  these  partnerships.  No management  fees were  recognized  on these  partnerships  during the three- and six-month  periods  ended June 30,  2005.  The  management  fees earned on these partnerships  were $35 and $73 for the three- and  six-month  periods ended June
30, 2004.  The assets and  liabilities  of the seven  partnerships  totaled $8.5 million and $14.1 million at June 30, 2004, respectively.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and therefore  consolidated  these entities  effective  March 31, 2004.
Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs.  The results of operations of the remaining  three of the original 34 VIEs for the three- and six-month  periods  ending June 30, 2005 are included in discontinued  operations as all of the VIEs are held for sale as described below.

The Company was the general partner in these 34 VIEs syndicated using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company managed the day-to-day operations of these partnerships for a  management  fee. In  addition,  the Company  has  certain  operating  deficit guarantees  and tax credit  guarantees to its limited  partners (as discussed in
Note 11). The Company is responsible  to fund  operating  deficits to the extent there are any and can receive  operating  incentive  awards when cash flow reach certain levels. The effect on the consolidated balance sheet as of June 30, 2005 is an  increase  in  Total  assets  of  $45.1  million,  an  increase  in  Total liabilities of $48.3 million,  an increase in Minority interest of $1.7 million, and a decrease in  Stockholders'  equity of $4.9  million.  Of the $48.3 million
increase   in   total   liabilities,    $46.4 million   represent   non-recourse
mortgage debt.  In connection with the adoption of FIN 46R, the Company recorded a $321 charge, net of minority interest,  for a cumulative effect of a change in accounting  principle during the first quarter of 2004. This charge was a result of the  negative  capital  accounts  of  minority  interest  partners  that were absorbed by the Company.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.   Variable interest entities (continued)
--   --------------------------------------

Effective  June 30, 2005, the Company has closed on the sale of all but three of the 41 VIEs. In addition, the Company has a letter of intent for the sale of one of the remaining three VIEs. Based on the offer received in the first quarter of
2005 on one of these three VIEs,  the Company had recorded an impairment  charge of $400 for the three month period ended March 31, 2005.  The remaining two VIEs
(not under  contract  for sale) are being  disposed  of through a default on the non-recourse financing.  The Company repurchased the limited partner's interests in  satisfaction  of any tax  credit  guarantees  or other  obligations  to that partner in January,  2005 for $5.7  million.  The Company  performed a valuation analysis on the underlying real estate, and as a result, recorded a $7.3 million impairment  of real  estate to adjust the net book value of the  property to the
Company's  estimate of fair market  value.  The mortgage note was sold in March,
2005.  An  abandonment  of the  property is expected to occur later in the third quarter ending September 30, 2005.

During the first quarter of 2004, the Company  recorded an impairment  charge of
$1.6  million  to reduce  the value of the  assets  associated  with the VIEs to management's  estimate of fair market value. The impairment charge is classified in the financial statements as "Impairment of assets held as general partner" of
$1,116 and "Equity in earnings (losses) of unconsolidated affiliates" of $484. A portion of the total $1,116 charge, or $171, represents monies loaned to certain affordable  properties  during  the  first  quarter  of 2004  to fund  operating shortfalls,  which were not  anticipated  to be recovered  from  projected  sale proceeds. The remaining balance of $945 pertains to an additional net impairment charge taken to reduce the assets to estimated  fair market value.  Of the total impairment  charge  recorded of $1.6  million for the  three-month  period ended
March 31, 2004, $655 related to cash advances to fund operating shortfalls.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting
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

The accounting policies of the segments are the same as those described in Notes
1 and 2 of the Company's Form 10-K for the year ended December 31, 2004.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting (continued)
--   -----------------------------

The revenues,  profit (loss), and assets for each of the reportable segments are summarized as of and for the six- and  three-month  periods ended June 30, 2005, and 2004 as follows:

                                                                   Six Months                 Three Months
                                                                   ----------                 ------------
                                                               2005          2004          2005           2004
                                                               ----          ----          ----           ----
Revenues
Apartments owned
    Core properties                                          $221,612      $217,782      $111,909       $109,818
    Non-core properties                                        17,643         5,680         9,215          3,990
Reconciling items                                               1,168         1,462           512            845
                                                             --------      --------      --------       --------
Total Revenue                                                $240,423      $224,924      $121,636       $114,653
                                                             ========      ========      ========       ========
Profit (loss)
Funds from operations:
Apartments owned
    Core properties                                          $118,347      $117,747       $62,302        $62,228
    Non-core properties                                         9,774         3,338         5,199          2,313
Reconciling items                                               1,168         1,462           512            845
                                                             --------      --------      --------       --------
Segment contribution to FFO                                   129,289       122,547        68,013         65,386
General and administrative expenses                            (9,549)       (9,617)       (4,144)        (4,892)
Interest expense                                              (50,116)      (43,599)      (25,173)       (22,674)
Depreciation of unconsolidated affiliates                           -           556             -             13
Non-real estate depreciation/amortization                      (1,596)       (1,678)         (783)          (936)
FAS 141 acquisition rent / intangibles                            408           510           188            328
Equity in earnings (losses) of unconsolidated affiliates            -          (563)            -            (25)
Impairment of assets held as General Partner                        -        (1,116)            -              -
Impairment of affordable assets not in FFO                          -           945             -              -
Loss on sale of business                                            -           (17)            -              -
Income (loss) from discontinued operations before
    minority interest and depreciation                         (7,970)        1,281          (343)            80
Redeemable preferred dividend (Series F)                       (2,700)       (2,700)    (1,350)     (1,350)
                                                             --------      --------      --------       --------
Funds from Operations                                          57,766        66,549        36,408         35,930
Depreciation - apartments owned                               (47,120)      (42,772)      (23,737)       (21,803)
Depreciation of unconsolidated affiliates                           -        (1,615)            -         (1,072)
FAS 141 acquisition rent/intangibles                             (408)         (510)         (188)          (328)
Redeemable preferred dividend                                   2,700         2,700         1,350          1,350
Impairment of affordable assets not in FFO                          -          (945)            -              -
Loss from discontinued operations before minority
    interest and loss on disposition of property                7,970         1,088           343          1,611
Minority interest in operating partnership                  (5,749)    (6,712)    (4,151)     (4,423)
                                                             --------      --------      --------       --------
Income from continuing operations                             $15,159       $17,783       $10,025        $11,265
                                                              =======       =======       =======        =======

Assets - As of June 30, 2005 and December 31, 2004
Apartments owned:
    - Core                                                                                $2,364,174    $2,368,691
    - Non-core                                                                               353,181       349,291
Reconciling items                                                                             93,076        98,814
                                                                                              ------        ------
Total Assets                                                                              $2,810,431    $2,816,796
                                                                                          ==========    ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Pro Forma Condensed Financial Information
--   -----------------------------------------

The Company acquired three apartment  communities ("2005 Acquired  Communities")
with a combined 550 apartment units in three unrelated  transactions  during the six-month  period  ended  June 30,  2005.  The  total  combined  purchase  price
(including  closing  costs) of $40.2 million  equates to  approximately  $73 per unit.  Consideration  for the  communities  was funded through the assumption or placement of new debt of $7.9 million,  $19.7 million from the Company's line of credit and $12.6 million of UPREIT Units.

The  following  proforma  information  was prepared as if the 2005  transactions related to the  acquisition  of the 2005  Acquired  Communities  had occurred on
January 1, 2004. The proforma financial information is based upon the historical consolidated  financial  statements  and is not  necessarily  indicative  of the consolidated  results which actually would have occurred if the transactions had been  consummated  on  January 1, 2004,  nor does it  purport to  represent  the results of operations for future periods.  Adjustments to the proforma condensed combined statement of operations for the six- and three-month periods ended June
30, 2005 and 2004,  consist  principally of providing net operating activity and recording  interest,  depreciation and amortization  from January 1, 2004 to the acquisition date as appropriate.

                                                              For the Six Months        For the Three Months
                                                                Ended June 30,             Ended June 30,
                                                                --------------             --------------
                                                              2005         2004          2005         2004
                                                              ----         ----          ----         ----

Total revenues                                              $240,999     $227,465      $121,636     $117,194
Net income available to common shareholders before
    cumulative effect of change in accounting principle       11,571       13,821         8,344        9,709
Net income available to common shareholders                   11,571       13,500         8,344        9,709

Per common share data:

Net income available to common shareholders before
    cumulative effect of change in accounting principle
    Basic                                                     $0.36        $0.42         $0.26        $0.30
    Diluted                                                   $0.36        $0.42         $0.26        $0.29

Net income available to common shareholders
    Basic                                                     $0.36        $0.41         $0.26        $0.30
    Diluted                                                   $0.36        $0.41         $0.26        $0.29

Weighted average numbers of shares outstanding:
    Basic                                                 31,831,604   32,600,754    31,843,551   32,876,882
    Diluted                                               32,252,276   33,088,059    32,279,115   33,317,967

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Derivative Financial Instruments
--   --------------------------------

The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt. As of June 30,  2005,  the aggregate  fair value of the
Company's  interest  rate swaps was $253  prior to the  allocation  of  minority interest  and is  included  in accrued  expenses  and other  liabilities  in the consolidated  balance sheets. For the three-and six-months ending June 30, 2005, as the critical  terms of the  interest  rate swaps and the hedged items are the same,  no  ineffectiveness  was  recorded  in  the  consolidated  statements  of operations.  All  components  of the  interest  rate swaps were  included in the assessment of hedge effectiveness.  The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting  date and is estimated  using interest rate market pricing models.

10.  Disposition of Property and Discontinued Operation
---  --------------------------------------------------

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

Included in discontinued  operations are the operating results,  net of minority interest,  of three VIEs for the three- months ended June 30, 2005 and five VIEs for the six-months  ended June 30, 2005.  Three of the VIEs are held for sale as of June 30, 2005.  Assets and liabilities for these three VIEs of  approximately
$45.1 million and $48.3 million,  respectively, are included in the Consolidated
Balance  Sheet  and  relate   primarily  to  real  estate  and  mortgage  notes,
respectively.  Included in mortgage notes payable is approximately $46.4 million related  to these  three  VIEs.  For  purposes  of the  discontinued  operations presentation,  the  Company  only  includes  interest  expense  associated  with specific mortgage  indebtedness of the properties that are sold or classified as held for sale.

The  operating  results  of  the  components  of  discontinued   operations  are
summarized for the three- and six-month  periods ended June 30, 2005 and 2004 as follows:

                                                                            Six months              Three months
                                                                            ----------              ------------
                                                                         2005         2004        2005        2004
                                                                         ----         ----        ----        ----
Revenues
    Rental income                                                       $4,214      $12,989      $2,013      $9,524
    Property other income                                                  171          419          97         243
    Other income (loss)                                               (113)           -    (54)          -
                                                                      -------      --------    --------    -------

Total revenues                                                           4,272       13,408       2,056       9,767
                                                                      -------      --------    --------    -------
Expenses
    Operating and maintenance                                            4,194        8,001       2,120       6,164
    Interest expense                                                       300        2,962         279       2,359
    Depreciation and amortization                                            -        4,231           -       3,570
    Impairment of real property                                          7,725        1,100           -       1,100
                                                                      -------      --------    --------    -------
Total expenses                                                          12,219       16,294       2,399      13,193
                                                                      -------      --------    --------    -------
Income (loss) from discontinued operations before minority interest
    and gain (loss) on disposition of property                        (7,947)      (2,886)   (343)  (3,426)
Minority interest in limited partnership                                   (23)       1,815           -      1,815
Minority interest in operating partnership                               2,635          284         114        463
                                                                      -------      --------    --------    -------

Income (loss) from discontinued operations                             ($5,335)    ($   787)   ($   229)   ($1,148)
                                                                      =======      ========    ========    =======

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies
---  -----------------------------

Contingencies

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
operations.

In 2001,  the Company  underwent a state capital stock tax audit.  The state had assessed  taxes of $469 for the 1998 and  1999 tax  years  under  audit.  If the state's  position is applied to all tax years  through  December 31,  2001,  the assessment  would  be  $1.3 million.  At the  time,  the  Company  believed  the assessment and the state's  underlying  position were not supportable by the law nor consistent with previously provided  interpretative guidance from the office of the State Secretary of Revenue.  After two subsequent enactments by the state legislation  during 2002  affecting the  pertinent tax statute,  the Company was advised by outside tax counsel  that its filing  position for  1998-2001  should prevail.  During December 2003, the state's  governor signed  legislation  which included the REIT tax provisions. Based upon this, Company's tax counsel expects that the  outstanding  litigation  should now be able to be resolved.  Effective
January 1, 2003, the Company reorganized the ownership of Home Properties Trust, which should subject the Company to a much lower level of tax going forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39, including  interest.  During the first quarter of 2005, the Company filed a protest with the Pennsylvania  State  Commonwealth Court concerning the 1999 tax year.  No  settlement  offer has been made or discussed  related to the 1999 tax year. The 1999-2001 tax years will take time to resolve,  however, the Company's outside  counsel still maintains that the Company should not have any additional liability.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31,  2002.  The total cost to the  Company as a result of the audit  amounted to
$861.  This was included in the first quarter 2004 results and allocated $448 to expense and $413 capitalized to real estate assets for improvements.

As a result of this  audit,  during the  second  quarter  of 2004,  the  Company examined  its sales  and use tax  compliance  in the  other  states in which the
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of June 30, 2004 in those states where it found  non-compliance and recorded at June 30, 2004 a liability of $1,712. This was included in the second quarter  results  and  allocated  $761 to expense and $951  capitalized  to real estate assets for  improvements.  The liability  recorded  relates to the period beginning on the later of: (i) the date the Company first purchased  property in the  applicable  state;  or (ii) January 1, 1997 and ending on June 30, 2004. In addition,  the Company increased the liability for sales tax exposure by $68 for the six-month  period ended  December 31,  2004. The Company has filed Voluntary
Disclosure  Agreements  (VDAs)  with the four  states  where it had  significant financial exposure. During the first six months of 2005, the Company signed VDAs with these  states  which have  agreed to limit the VDA  filing  period  back to
January 1, 2001, and has satisfied all financial obligations under the VDAs. For the three- and six-month  periods ended June 30, 2005,  the Company has recorded adjustments to the liability for both the effects of signing the VDAs as well as for the results of the  Company's  additional  testing for the first six months.
The net impact of these adjustments resulted in a decrease in real estate assets of $175,  interest  expense  of $115 and  operating  expenses  of $108 for a net decrease to the accrued  liability  of $398.  The  Company  recognizes  that the liability  recorded  of $665 as of June  30,  2005 is an  estimate  and that the actual tax liability that will be paid in the future may be less than or greater than this estimate.

                          HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies (Continued)
---  -----------------------------------------

Guarantees

As of June 30, 2005, the Company, through its general partnership interest in an affordable property limited  partnership,  has guaranteed the Low Income Housing
Tax Credits to limited partners totaling  approximately $3.0 million. As of June
30, 2005, there were no known conditions that would make such payments necessary relating  to these  guarantees.  In  addition,  the  Company,  acting as general partner in this  partnership,  is obligated to advance funds to meet partnership operating deficits.

12.  Related Party Transactions
---  --------------------------

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to Home  Leasing  LLC,  which is owned by Nelson and Norman
Leenhouts.  This division managed approximately 2.2 million square feet of gross leasable area, as well as certain planned  communities.  The initial amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the management fee received by Home Leasing in connection with the management of one of the commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract is  approximately  $4.6 or $55 per year.
If Home Leasing continues to manage the property for three years, the Company is expected  to  receive  total  additional  deferred  purchase  price of $166.  No additional  deferred  purchase price was recognized  during the six months ended
June 30,  2005.  The  cumulative  gain  recognized  on the sale of these  assets through June 30, 2005  amounted to $24. If the  management  of this  property is retained for the entire three years the Company expects to receive an additional
$110 for the period July 1, 2005 through January 1, 2007. The gain on sale would then be approximately $134.

13.  Subsequent Events
---  -----------------

On July 8, 2005, the Company sold a 110-unit  property in Philadelphia  for $5.9 million.  A gain on sale of  approximately  $1.8 million  (before  allocation of minority interest) will be recorded in the third quarter related to this sale.

On July 15, 2005, the Company acquired  Sayville Commons,  a 342-unit  apartment community located in Sayville (Long Island),  New York. The total purchase price of $63.6 million equates to approximately $186 per unit.  Consideration included
$43.6 million in 10-year fixed mortgage debt at an interest rate of 5.0% and $20 million from the Company's line of credit.

On August 3, 2005, the Board of Directors  approved a dividend of $.63 per share for the  quarter  ended  June 30,  2005.  This is the  equivalent  of an  annual distribution  of $2.52 per share.  The  dividend  is payable  August 26, 2005 to shareholders of record on August 15, 2005.

On August 3, 2005,  the Company also  declared a regular  dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  August 31,  2005.  The  dividend on the  preferred  shares is payable on
August 31, 2005 to  shareholders  of record on August 15, 2005. This dividend is equivalent to an annualized rate of $2.25 per share.

                              HOME PROPERTIES, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

As of June 30, 2005, the Company had an unsecured line of credit from M and T Bank of $115 million. The Company's  outstanding balance as of June 30, 2005, was $78 million.  Borrowings  under the line of credit  bear  interest at 1.05% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the
Company's  interest expense and as a result will affect the Company's results of operations and financial  condition.  The Company is evaluating  alternatives to replace the line of credit as the  existing  agreement  expires on  September 1,
2005. The new agreement is expected to reflect a combination of less restrictive covenants as well as a reduced spread in pricing.

On November 23, 2004,  the Company  signed a  supplemental  demand note with M and T
Bank. The note has a maximum principal amount of $42 million.  Borrowings on the note bear interest at 1.25% over the one-month  LIBOR rate.  The demand note was entered  into to fund the  Company's  stock  repurchase  program.  There  was no balance outstanding as of June 30, 2005 on the supplemental demand note.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility, it intends to satisfy such requirements through additional long term secured or unsecured  indebtedness,  proceeds from the sale of  properties, the  issuance of UPREIT  Units,  proceeds  from the Dividend  Reinvestment  Plan
("DRIP"), or the issuance of additional equity securities.  As of June 30, 2005, the  Company  owned  22  properties  with  4,239  apartment  units,  which  were unencumbered by debt.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at June 30, 2005 was $144.4 million.

In June 2000,  the Company  issued $25 million of Series D Preferred  Stock in a private  transaction  with The Equitable  Life  Assurance  Society of the United
States.  The Series D Preferred  Stock carried an annual  dividend rate equal to the greater of 8.775% or the actual dividend paid on the Company's common shares into which the  preferred  shares can be  converted.  The stock had a conversion price of $30 per share and a  five-year,  non-call  provision.  On May 26, 2005,
250,000 shares of Series D Preferred Stock were converted into 833,333 shares of common stock.  The conversion of preferred  shares to common shares did not have an effect on the reported results of operations.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital  for the  Company.  During the first six months of 2005,  the Company acquired  three  communities  with 550 units for a total purchase price of $40.2 million.  The Company issued UPREIT Units valued at approximately  $12.6 million as part of the consideration for two of the properties,  with the balance funded by the  assumption  of debt and cash.  During  2004,  the Company  acquired  ten communities  with 2,486 units for a total purchase price of $247.5 million.  The
Company issued UPREIT Units valued at approximately $12.1 million as part of the consideration  for  two  of the  properties,  with  the  balance  funded  by the assumption of debt and cash.

During 2004, $17.6 million of common stock (net of $6 million share  repurchase)
was issued under the Company's  DRIP.  During the first six months of 2005,  the
Company's additional capital raised under the DRIP netted to zero.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. In addition, in the fourth quarter of 2004, the Company began meeting share demand in the program  through share  repurchase by the transfer agent in the open market on the Company's  behalf instead of new share issuance.  This removes essentially 100% of the dilution caused by issuing new shares at a price less than the net asset value in an economic and efficient manner.

On February 16, 2005,  the Board of Directors  increased  its  authorization  by
2,000,000  shares to  repurchase  its common stock or UPREIT Units in connection with the Company's stock repurchase program. The shares/units may be repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's action does not establish a target stock price or a specific  timetable for share repurchase.  During the six months ended June
30,  2005,  1,300,700  shares were  repurchased  by the  Company,  with all that activity  occurring  in the first  quarter.  At June 30,  2005 the  Company  had authorization  to repurchase  2,699,300  shares of common stock and UPREIT Units under the stock repurchase program.  During 2005, the Company will monitor stock prices, the published net asset value, and acquisition alternatives to determine the  current  best use of capital  between the two major uses of capital - stock buyback and acquisitions.

As of June 30, 2005,  the weighted  average rate of interest on mortgage debt is
5.8%  and  the  weighted  average   maturity  is   approximately   eight  years.
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

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs of which all have been sold as of June 30,  2005.  The Company purchased the general  partnership  interests in these  partnerships in January,
1996. These  partnerships were set up to provide low income housing to residents through  subsidized  rents and below market debt governed by HUD. The Company as general  partner and managing  agent  managed the  day-to-day  operations of the partnership for a fee (5% of rents  collected).  The Company's  economic benefit from these  partnerships  was the  management  fee.  There is no exposure to the
Company  of loss as a result of its  involvement  with  these  partnerships.  No management  fees were  recognized  on these  partnerships  during the three- and six-month  periods  ended June 30,  2005.  The  management  fees earned on these partnerships  were $35 and $73 for the three- and  six-month  periods ended June
30, 2004.  The assets and  liabilities  of the seven  partnerships  totaled $8.5 million and $14.1 million at June 30, 2004, respectively.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and therefore  consolidated  these entities  effective  March 31, 2004.
Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs.  The results of operations of the remaining  three of the  original  34 VIEs for the  three-month  period  ending  June  30,  2005 are included  in  discontinued  operations  as all of the  VIEs are held for sale as described below.

The Company was the general partner in these 34 VIEs syndicated using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day operations of these partnerships for a  management  fee. In  addition,  the Company  has  certain  operating  deficit guarantees  and tax credit  guarantees to its limited  partners.  The Company is responsible  to fund  operating  deficits  to the  extent  there are any and can receive  operating  incentive  awards when cash flow reach certain  levels.  The effect on the  consolidated  balance sheet as of June 30, 2005 is an increase in
Total  assets  of $45.1  million,  an  increase  in Total  liabilities  of $48.3 million,  an increase in Minority  interest of $1.7  million,  and a decrease in
Stockholders'  equity of $4.9 million.  In  connection  with the adoption of FIN
46R,  the  Company  recorded a $321  charge,  net of  minority  interest,  for a cumulative  effect of a change in accounting  principle during the first quarter of 2004. This charge was a result of the negative  capital  accounts of minority interest  partners  that were  absorbed  by the  Company.  Of the  $48.3 million increase in total  liabilities,  $46.4 million represent  non-recourse  mortgage debt.

Effective  June 30, 2005, the Company has closed on the sale of all but three of the 41 VIEs. In addition,  the Company is under contract or letter of intent for the sale of one of the remaining three VIEs.  Based on the offer received on one of these three VIEs,  the Company had recorded an impairment  charge of $400 for the three month period ended March 31, 2005.  The  remaining  two VIEs are being disposed  of  through a  default  on the  non-recourse  financing.  The  Company repurchased  the limited  partner's  interests in satisfaction of any tax credit guarantees  or other  obligations  to that  partner  in  January,  2005 for $5.7 million.  The  Company  performed a valuation  analysis on the  underlying  real estate,  and as a result,  recorded a $7.3  million  impairment  of real  estate during the first quarter of 2005 to adjust the net book value of the property to the  Company's  estimate of fair market  value.  The  mortgage  note was sold in
March,  2005.  The Company is currently  planning on  transferring  title of the property to either the new mortgage holder, another interested buyer, or walking away from the property.  A transfer or  abandonment  is expected to occur in the third quarter ending September 30, 2005.

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

The Company,  through its general partnership interest in an affordable property limited  partnership,  has  guaranteed the low income housing tax credits to the limited  partners for a period of ten years totaling  approximately  $3 million.
Such guarantee  requires the Company to operate the property in compliance  with
Internal  Revenue  Code  Section  42 for 15 years.  In  addition,  acting as the general  partner in this one  partnership,  the Company is  obligated to advance funds to meet partnership operating deficits.

The  Company  believes  the  property's  operations  conform  to the  applicable requirements as set forth above. In addition, the Company has required the buyer of its general partner interests in the limited  partnerships to secure releases of the Company's guarantees from the limited partners.

As indicated above, the Company is working towards a complete disposition of its
general  partner  interests  in  affordable  properties.   The  following  table
summarizes  the  effect  of the  consolidation  requirements  of FIN  46R on the balance sheet as of June 30, 2005.

Consolidation Summary of the Balance Sheet as of June 30, 2005
(in thousands)

                                                               June 30, 2005      Effect of FIN 46R    June 30, 2005
                                                             (before FIN 46R)       Consolidation      (as reported)
                                                             ----------------       -------------      -------------
ASSETS
Real estate:
  Land                                                          $  408,231       $            -         $   408,231
  Construction in progress                                           4,687                    -               4,687
  Buildings, improvements and equipment                          2,717,544                    -           2,717,544
  Real estate held for sale or disposal, net                            -                41,072              41,072
                                                                ----------            ---------          ----------
                                                                 3,130,462               41,072           3,171,534
  Less:  accumulated depreciation                               (454,179)                   -         (454,179)
                                                                ----------            ---------          ----------
         Real estate, net                                        2,676,283               41,072           2,717,355

Cash and cash equivalents                                            9,713                  360              10,073
Cash in escrows                                                     41,502                  806              42,308
Accounts receivable                                                  4,294                   91               4,385
Prepaid expenses                                                    13,203                  462              13,665
Investment in and advances to affiliates                               356         (356)                  -
Deferred charges                                                    10,420                2,666              13,086
Other assets                                                         9,559                    -               9,559
                                                                ----------            ---------          ----------
         Total assets                                           $2,765,330            $  45,101          $2,810,431
                                                                ==========            =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                          $1,670,180            $  46,415          $1,716,595
Line of credit                                                      78,000                    -              78,000
Accounts payable                                                    14,449                1,039              15,488
Accrued interest payable                                             7,856                   89               7,945
Accrued expenses and other liabilities                              22,292                  457              22,749
Security deposits                                                   23,102                  263              23,365
                                                                ----------            ---------          ----------
         Total liabilities                                       1,815,879               48,263           1,864,142
                                                                ----------            ---------          ----------

Minority interest                                                  290,466                1,742             292,208
                                                                ----------            ---------          ----------

Stockholders' equity                                               658,985           (4,904)            654,081
                                                                ----------            ---------          ----------
         Total liabilities and stockholders' equity             $2,765,330              $45,101          $2,810,431
                                                                ==========              =======          ==========

Acquisitions and Dispositions
-----------------------------

During  the first six  months of 2005,  the  Company  acquired  three  apartment communities in three unrelated  transactions.  The acquisitions consisted of one apartment  community in Maryland  with a total of 204 units,  and two  apartment communities in New Jersey with a combined 346 units. The total purchase price of
$40.2  million,  including  closing  costs,  equated  to an average of $73.2 per
apartment.   Consideration  included  $7.9  million  of  assumed  or  new  debt,
$19.7 million in cash or line of credit, and $12.4 million of UPREIT Units (fair market value of $12.6 million).  The UPREIT Units are exchangeable for shares of the Company's  common stock on a  one-for-one  basis.  For the two  acquisitions involving  the  issuance of OP units,  values of $41.25 and $39.25 per unit were used for the  purpose  of  determining  the  number  of OP Units  issued in each acquisition.  Both values were set when the transactions  were  negotiated.  The combined  weighted  average  expected  first year  capitalization  rate on these acquisitions is 6.5%. Capitalization rate ("cap rate") is defined as the rate of interest used to convert the first year expected net  operating  income  ("NOI")
less a 3.0%  management fee into a single  present value.  NOI is defined by the
Company  as  rental  income  and  property   other  income  less  operating  and
maintenance  expenses.  Management  generally considers NOI to be an appropriate measure of operating  performance  because it helps  investors to understand the operations of a community. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September 2005, and had $78 million outstanding at June 30, 2005. No balance was outstanding at June 30, 2005 on the Company's supplemental demand note. The $1.7 billion in mortgage notes payable have varying  maturities  ranging from 1 to 37 years.  The weighted average interest rate of the Company's fixed rate notes was
6.00%  and 6.23% at June 30,  2005 and  December  31,  2004,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit
facility  was  4.1%  and  2.98%  at  June 30,   2005  and   December 31,   2004,
respectively.

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

On December 1, 2004,  the Company  entered into a lease  agreement  with a third party owner to manage the operations of one of their communities.  The lease has a term of five  years,  but after two  years,  (from the 24th  month to the 36th month) the owner may require us to buy the property.  From the 36th month to the end of the lease  term,  the  Company has the right to require the owner to sell the property to the Company. It is the Company's expectation that closing on the acquisition  of the  property  will  occur no later  than 36  months  after  the commencement  of the  lease.  The  estimated  future  acquisition  cost  is $140 million.

As discussed in the section entitled "Variable Interest  Entities," the Company, through  its general  partnership  interest in an  affordable  property  limited partnership,  has  guaranteed  the Low  Income  Housing  Tax  Credits to limited partners totaling approximately $3 million. With respect to the guarantee of the low income housing tax credits,  the Company believes the property's  operations conform  to the  applicable  requirements  (as set  forth  above in the  seventh paragraph of the "Variable  Interest  Entities" section) and does not anticipate any payment on  the guarantees.  In  addition,  the  Company,  acting as general partner in this  partnership,  is obligated to advance funds to meet partnership operating  deficits.  The Company has required the buyers of its general partner interests  in the  limited  partnerships  to secure  releases  of the  Company's guarantees  from the limited  partner  and/or to indemnify  the Company  against payment on those guarantees.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital expenditures. During the three-and six-month period ended June
30,  2005  approximately  $131 and $263  per unit was  estimated  to be spent on recurring  capital  expenditures.  The table below  summarizes  the actual total capital  improvements,  (excludes  assets  held  for  sale)  incurred  by  major categories for the three-and  six-month periods ended June 30, 2005 and 2004 and an estimate of the breakdown of total capital  improvements by major  categories between recurring and non-recurring, revenue generating capital improvements for the three-and six-month period ended June 30, 2005 as follows:

                                         For the three-month period ended June 30,
                                            (in thousands, except per unit data)
                                                            2005                                     2004
                                ------------------------------------------------------------------------------------
                                                      Non-                Total                  Total
                                 Recurring   Per   Recurring   Per       Capital       Per      Capital       Per
                                  Cap Ex   Unit(a)   Cap Ex   Unit(a) Improvements   Unit(a)  Improvements  Unit(a)
                                  ------   -------   ------   --------------------   -------  ------------  -------
New Buildings                     $      - $    -  $     983   $  23    $     983     $  23     $     665    $  16
Major building improvements            965     23      4,056      96        5,021       119         5,310      131
Roof replacements                      368      9        617      14          985        23           921       23
Site improvements                      352      8      1,880      45        2,232        53         2,858       70
Apartment upgrades                     695     16      4,418     105        5,113       121         6,520      161
Appliances                             594     14        439      10        1,033        24           987       24
Carpeting/Flooring                   1,812     43        820      19        2,632        62         2,283       56
HVAC/Mechanicals                       534     12      2,816      67        3,350        79         3,354       83
Miscellaneous                          237      6        730      17          967        23           859       21
                                    ------   ----    -------    ----      -------      ----       -------     ----
Totals                              $5,557   $131    $16,759    $396      $22,316      $527       $23,757     $585
                                    ======   ====    =======    ====      =======      ====       =======     ====

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,284  core  units,  2004  acquisition  units of 2,486 and 2005 acquisition units of 550 for the three-month period ended June 30, 2005 and
     39,284 core units and 2004  acquisition  units of 1,278 for the three-month period ended June 30, 2004.

                                          For the six-month period ended June 30,
                                            (in thousands, except per unit data)
                                                            2005                                     2004
                                ------------------------------------------------------------------------------------
                                                      Non-                Total                  Total
                                 Recurring   Per   Recurring   Per       Capital       Per      Capital       Per
                                  Cap Ex   Unit(a)   Cap Ex   Unit(a) Improvements   Unit(a)  Improvements  Unit(a)
                                  ------   -------   ------   --------------------   -------  ------------  -------
New Buildings                     $      - $    -  $   2,313   $  55     $  2,313     $  55      $  1,218    $  30
Major building improvements          1,924     46      5,371     127        7,295       173         8,706      217
Roof replacements                      734     17      1,222      29        1,956        46         1,352       34
Site improvements                      703     17      2,219      53        2,922        70         3,962       99
Apartment upgrades                   1,385     33      8,453     200        9,838       233        12,854      320
Appliances                           1,185     28        736      17        1,921        45         1,923       48
Carpeting/Flooring                   3,613     86      1,224      29        4,837       115         4,517      112
HVAC/Mechanicals                     1,064     25      4,864     115        5,928       140         6,148      153
Miscellaneous                          472     11      1,416      34        1,888        45         1,853       46
                                   -------   ----    -------    ----      -------      ----       -------   ------
Totals                             $11,080   $263    $27,818    $659      $38,898      $922       $42,533   $1,059
                                   =======   ====    =======    ====      =======      ====       =======   ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,284  core  units,  2004  acquisition  units of 2,486 and 2005 acquisition  units of 422 for the six-month  period ended June 30, 2005 and
     39,284  core  units  and 2004  acquisition  units of 899 for the  six-month period ended June 30, 2004.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements
(excludes assets held for sale) between core and non-core as follows:

                                         For the three-month period ended June 30,
                                            (in thousands, except per unit data)
                                                            2005                                     2004
                                ------------------------------------------------------------------------------------
                                                      Non-                Total                  Total
                                 Recurring   Per   Recurring   Per       Capital       Per      Capital       Per
                                  Cap Ex    Unit     Cap Ex    Unit   Improvements    Unit    Improvements   Unit
                                  ------    ----     ------    ----   ------------    ----    ------------   ----
Core Communities                    $5,158   $131    $15,752    $401      $20,910      $532       $23,010     $586
2005 Acquisition Communities            72    131        222     404          294       535             -        -
2004 Acquisition Communities           327    131        785     316        1,112       447           748      585
                                    ------   ----    -------    ----      -------      ----       -------     ----
Sub-total                            5,557    131     16,759     396       22,316       527        23,758      586
2004 Disposed Communities                -      -          -       -            -         -           838      526
Corporate office expenditures(1)         -      -          -       -        1,694         -         1,691        -
                                    ------   ----    -------    ----      -------      ----       -------     ----
                                    $5,557   $131    $16,759    $396      $24,010      $527       $26,287     $583
                                    ======   ====    =======    ====      =======      ====       =======     ====

                                          For the six-month period ended June 30,
                                            (in thousands, except per unit data)
                                                            2005                                     2004
                                ------------------------------------------------------------------------------------
                                                      Non-                Total                  Total
                                 Recurring   Per   Recurring   Per       Capital       Per      Capital       Per
                                  Cap Ex    Unit     Cap Ex    Unit   Improvements    Unit    Improvements   Unit
Core Communities                   $10,317   $263    $25,990    $662      $36,307      $925       $41,664   $1,061
2005 Acquisition Communities           111    263        224     532          335       795             -        -
2004 Acquisition Communities           652    263      1,604     645        2,256       908           868      966
Sub-total                           11,080    263     27,818     659       38,898       922        42,532    1,058
                                    ------   ----    -------    ----      -------      ----       -------     ----
2004 Disposed Communities                -      -          -       -            -         -         1,330      821
Corporate office expenditures(1)         -      -          -       -        3,328         -         2,271        -
                                    ------   ----    -------    ----      -------      ----       -------     ----
                                   $11,080   $263    $27,818    $659      $42,226      $922       $46,133   $1,049
                                   =======   ====    =======    ====      =======      ====       =======   ======

(1)  No distinction is made between recurring and non-recurring expenditures for corporate office.

Results of Operations
---------------------

Summary of Core Properties

The Company had 139  apartment  communities  with 39,284  units which were owned during the six-month period being presented (the "Core Properties"). The Company has  acquired an  additional  thirteen  apartment  communities  with 3,036 units during 2005 and 2004 (the "Acquired Communities").  The Company also disposed of five  properties  with a total of 1,646  units  during  2004  (the  "Disposition
Communities").  The Disposition Communities have been classified as discontinued
operations.  Finally,  beginning with the second quarter of 2004, the results of operations  for the both the three- and six-month  periods ending June 30, 2004, include  the  results of  operations  of four  affordable  limited  partnerships
("Affordable  LPs") that have been  consolidated  in accordance with FIN 46R for the first time.  The Affordable  LPs also have been  classified as  discontinued
operations.  The inclusion of the Acquired  Communities  generally accounted for the significant changes in operating results for the three-and  six-months ended
June 30, 2005.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                                Six Months                                Three Months
                                                ----------                                ------------
                                     2005       2004   $ Change    % Change       2005       2004  $ Change    % Chg
                                     ----       ----   --------    --------       ----       ----  --------    -----
Rental income                   $210,914   $208,096     $2,818      1.4%     $106,156   $104,655    $1,501   1.4%
Property other income             10,698      9,686      1,012     10.4%        5,753      5,163       590  11.4%
                                --------   --------     ------     - ---      -------    -------    ------   ----

Total income                     221,612    217,782      3,830      1.8%      111,909    109,818     2,091   1.9%
Operating and Maintenance       (103,265)  (100,035)    (3,230)   ( 3.2%)     (49,607)   (47,590)  (2,017)  (4.2%)
                                --------   --------     ------     - ---      -------    -------    ------   ----
Net operating income
                                $118,347   $117,747   $    600      0.5%      $62,302    $62,228      $ 74   0.1%
                                ========   ========   ========      ===       =======    =======        ==   ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                                Six Months                                Three Months
                                                ----------                                ------------
                                     2005       2004   $ Change    % Change       2005       2004  $ Change    % Chg
                                     ----       ----   --------    --------       ----       ----  --------    -----
Rental income                    $227,990   $213,585    $14,405      6.7%     $115,032   $108,524    $6,508   6.0%
Property other income              11,265      9,877      1,388     14.1%        6,092      5,284       808  15.3%
                                --------   --------     ------     - ---      -------    -------    ------   ----

Total income                      239,255    223,462     15,793      7.1%      121,124    113,808     7,316   6.4%
Operating and Maintenance        (111,134)  (102,377)  (8,757)    (8.6%)    (53,623)   (49,267)   (4,356) (8.8%)
                                --------   --------     ------     - ---      -------    -------    ------   ----
Net operating income             $128,121   $121,085     $7,036      5.8%      $67,501    $64,541    $2,960   4.6%
                                 ========   ========     ======      ===       =======    =======    ======   ===

Comparison of six-months ended June 30, 2005 to the same period in 2004

Of the  $14,405  increase  in rental  income,  $11,587  is  attributable  to the
Acquired Communities.  The balance of this increase, or $2,818 which is from the
Core  Properties,  was the result of an  increase  of 2.4% in  weighted  average rental rates, offset with a decrease in occupancy from 93.7% to 92.7%. Occupancy is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible rental income. Total possible rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges,  net profits from corporate  apartments,  cable  revenue,  pet charges, utility recover charges,  and  miscellaneous  charges to residents  increased by
$1,388. Of this increase,  $377 is attributable to the Acquired  Communities and
$1,012 represents a 10.4% increase from the Core Properties.

Other  income  decreased  $136  due  primarily  to a  decrease  in the  level of management  fee  activity  as a  result  of the sale of the  affordable  limited partnerships.

Of the  $8,757  increase  in  operating  and  maintenance  expenses,  $5,527  is attributable to the Acquired  Communities.  The balance,  a $3,230 increase,  is attributable to the Core Properties and is primarily due to increases in natural gas heating costs,  personnel costs, and real estate taxes. These increases were offset in part by savings in repairs and  maintenance  and  insurance  expenses.
Natural  gas  heating  costs  were up  $1,626  or 14% over  2004.  We have  seen significant increases in the cost of natural gas per decatherm. Last year we had contracts  at $5.13  per  decatherm,  this  year the  cost is  $6.52.  Personnel expenses  were up $1,726,  or 7.7%.  Contributing  to this was normal  operating payroll  increases  of $988,  or  4.8%,  an  increase  in site  level  incentive compensation of $431, and a vacation accrual of $455 of which approximately $200 represents a catch-up  from  previous  years as we now have the ability to track this in our HR system. Real estate taxes were up $1,508, or 7.0%. Of this, $204, or 1.0% is from a prepaid tax  adjustment  needed to bring our balance  sheet to the  proper  amount.  The  balance is a 6.0%  increase  in normal  increases  in assessed  values and tax rates.  The  decrease  in repairs and  maintenance  was
$1,029 or 6.9%  compared to a year ago.  The six month  period in 2004  included
$805 from the NYS sales tax audit.  Property insurance  decreased for the period primarily due to a decrease in our property and general liability premiums,  and losses to date which have been projected using actuarial assumptions.

General and  administrative  expense decreased in 2005 by $68, or 0.7%.  General and administrative expenses as a percentage of total revenues (including revenue from  discontinued  operations) were 4.0% for 2005 as compared to 4.1% for 2004.
The decrease is the result of a reduction  in the level of  corporate  incentive compensation bonus accrued in 2005, mostly offset by increased expenses relating to the  completion of the 404  compliance  and audit work completed in the first quarter of 2005.

Interest  expense  increased  in 2005 by  $6,517  as a result  of the  increased borrowings in connection with acquisition of the 2005 Acquisition Communities, a full  quarter of  interest  expense  for the 2004  Acquisition  Communities  and additional  mortgage debt and  refinanced  mortgage  debt incurred  during 2004.
Interest  expense  was  reduced  in the  second  quarter  of 2005 by $393  while interest  expense  in the first  quarter  of 2004 was  reduced  by $996 when two mortgage  loans were paid off early at amounts less than the amounts  carried on the Company's balance sheet. Finally, $233 in interest relative to the sales tax liability recorded and described above is included in 2004.

Depreciation and amortization  expense  increased $5,559 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

The Company has sold  virtually  all of the assets  associated  with its general partner  interests in the affordable  properties in order to focus solely on the direct ownership and management of market rate apartment communities. The assets included principally loans, advances and management contracts.  During the first six months of 2004, the Company recorded  impairment  charges of $1,116. Of this total, $171 represents advances made to certain of the Affordable LPs, which the
Company  believes  will not be repaid upon the sale of the loans.  The remaining
$945  pertains to an  additional  net  impairment  charge  taken on Phase III to reduce the assets to fair market value.  In connection with FIN 46R, the Company was  required  to  consolidate  the  majority of the  Affordable LPs  results of operations  beginning April 1, 2004. The results of operations of the Affordable
LPs is included in discontinued  operations for both the six-month periods ended
June 30, 2005 and 2004.

The equity in earnings (losses) of unconsolidated  affiliates was a loss of $563 for the six months  ended June 30, 2004 is  primarily  the result of the general partner recording a greater share of the underlying  investment's  losses due to
the  loans  and  advances  to  certain  of  the  affordable   property   limited
partnerships where the limited partner has no capital account.  This is pursuant to the accounting requirements of EITF 99-10,  "Percentage Used to Determine the
Amount of Equity Method  Losses."  Included and  classified in this account were
$484 of advances  made  during the first three  months of 2004 which the Company believes will not be repaid upon sale.

Minority  interest  decreased  $963 due to a general  decrease  in  income  from operations.

Included in  discontinued  operations  for the  six-month  period ended June 30,
2005,  are the results of  operations of the  Affordable  LPs that in connection with FIN 46R were required to be  consolidated  beginning  April 1, 2004. As all significant  contingencies  surrounding the sale of the Affordable LPs have been resolved the Company has considered  these assets held for sale and has reported them in  discontinued  operations  (see further detail  supplied under "Variable
Interest Entities" section).

During the six months ended June 30, 2005,  the Company  reported a combined $77 loss, net of minority interest,  relating to additional expenses incurred in the same  period for sales which took place  during  2004.  These costs  represent a change in estimate from those accrued at the time of sale.  Included in the $511 net gain on disposition  of property  reported for the six months of 2004 is the sale of an apartment  community in Rochester,  NY, where the Company  recorded a gain on sale in the second quarter,  net of minority interest,  of approximately
$557.

In  connection  with  the  adoption  of FIN 46R,  the  Company  recorded  a $321 cumulative  effect  charge  of a change  in  accounting  principle  in the first quarter of 2004.  This  charge was the result of  negative  capital  accounts of minority interest partners that were absorbed by the Company.

Comparison of the three-months ended June 30, 2005 to the same period in 2004
-----------------------------------------------------------------------------

Of the $6,508 increase in rental income,  $5,007 is attributable to the Acquired
Communities.  The  balance of this  increase,  or $1,501  which is from the Core
Properties,  was the result of an increase of 2.1% in  weighted  average  rental rates,  offset by a decrease  in  occupancy  from 93.8% to 93.2%.  Occupancy  is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible  rental income.  Total possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges,  net profits from corporate  apartments,  cable  revenue,  pet charges, utility recovery charges,  and miscellaneous  charges to residents  increased by
$808. Of this increase,  $218 is  attributable  to the Acquired  Communities and
$590 represents an 11.4% increase from the Core Properties.

Other  income  decreased  $259  due  primarily  to a  decrease  in the  level of management  fee  activity  as a  result  of the sale of the  affordable  limited partnerships.

Of the  $4,356  increase  in  operating  and  maintenance  expenses,  $2,339  is attributable to the Acquired  Communities.  The balance,  a $2,017 increase,  is attributable to the Core Properties and is primarily due to increases in natural gas heating costs,  personnel costs, and real estate taxes. These increases were offset in part by a reduction in repairs and maintenance and property insurance.
Natural gas utility costs were up $1,003, or 33.1% due to significant  increases in the cost of natural gas per  decatherm  as compared to a year ago.  Personnel expenses increased $881, with $448 resulting from increased site level incentive compensation  reflecting  improving rent and occupancies compared to a year ago.
The 5.7% variance in real estate taxes results from normal increases in assessed values and tax rates. The decrease of $638 in repairs and maintenance  primarily results from $493 in sales tax  recorded in 2004 not repeated in 2005.  Property insurance  decreased for the period  primarily due to a decrease in our property and general  liability  premiums,  and losses to date which have been  projected using actuarial assumptions.

General and administrative  expense decreased in 2005 by $748, or 15.3%. General and administrative expenses as a percentage of total revenues were 3.4% for 2005 as compared to 4.1% for 2004. A  significant  component of the reduction is from the level of corporate incentive  compensation bonus accrued in 2005 compared to a year ago.

Interest  expense  increased  in 2005 by  $2,499  as a result  of the  increased borrowings  in connection  with a full quarter of interest  expense for the 2004
Acquisition  Communities  and additional  mortgage debt and refinanced  mortgage debt which took place  during 2004.  Interest  expense was reduced in the second quarter of 2005 by $393 when one  mortgage  loan was paid off early at an amount less than the amount carried on the Company's balance sheet.

Depreciation and amortization  expense  increased $2,413 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

The equity in  earnings  (losses)  of  unconsolidated  affiliates  for the three months ended June 30, 2004 of $25 is primarily the result of the general partner recording a greater share of the underlying investment's losses due to the loans and advances to certain of the affordable  property limited  partnerships  where the limited partner has no capital  account.  This is pursuant to the accounting requirements of EITF 99-10,  "Percentage  Used to Determine the Amount of Equity
Method Losses." Included and classified in this account are $25 of advances made in the second quarter of 2004 to one of the remaining unconsolidated  affordable
partnerships.   In  connection  with  FIN  46R,  the  Company  was  required  to consolidate  the  majority of the  affordable  limited  partnerships  results of operations beginning April 1, 2004.

Minority  interest  decreased  $272 due to a general  decrease  in  income  from operations.

Included in discontinued  operations for the  three-month  period ended June 30,
2005 are the results of  operations  of the  Affordable  LPs that, in connection with FIN 46R, were required to be consolidated  beginning April 1,  2004. As all significant contingencies surrounding the sale of the affordable properties have been  resolved  the Company has  considered  these assets held for sale and have reported them in discontinued operations.

During the three months ended June 30, 2005, the Company reported a combined $77 loss, net of minority interest,  relating to additional expenses incurred in the same  quarter for sales which took place during  2004.  These costs  represent a change in estimate from those accrued at the time of sale.  Included in the $524 net gain on disposition  of property  reported for the six months of 2004 is the sale of an apartment  community in Rochester,  NY, where the Company  recorded a gain on sale in the second quarter,  net of minority interest,  of approximately
$557.

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

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital  improvements  (including  capitalized interest)  reflected  as an increase to real estate  assets.  The total  capital improvements  include an annual reserve for anticipated  recurring,  non-revenue generating  capitalized  costs of $525 per apartment  unit.  Please refer to the
Capital Improvement section above in MD and A. Cash provided by operating activities was $64,004 and $85,160 for the  six-month  period ended and $42,914 and $47,801 for the three-month period ended June 30, 2005 and 2004, respectively. Cash used in investing  activities was $61,787 and $104,807 for the six-month period ended and $24,019 and $19,866 for the three-month period ended June 30, 2005 and 2004, respectively.  Cash  provided by (used in)  financing  activities  was ($69) and
$20,382 for the  six-month  period ended and  ($18,717)  and  ($28,351)  for the three-month period ended June 30, 2005 and 2004, respectively. FFO should not be considered  as an  alternative  to net income as an  indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common
Shareholders  for the  six-and  three-months  ended  June 30,  2005 and 2004 are presented below (in thousands):

                                                                          Six Months              Three Months
                                                                       2005         2004        2005         2004
                                                                       ----         ----        ----         ----

Net income available to common shareholders                          $  6,168      $13,322    $  8,038     $  8,742
Convertible preferred dividends                                           879        1,097         330          549
Minority interest                                                       5,749        6,712       4,151        4,423
Minority interest - income (loss) from discontinued operations         (2,635)        (284)       (114)        (463)
Depreciation and amortization from real property                       47,528       43,282      23,925       22,131
Depreciation from real property from unconsolidated entities                -        1,615           -        1,072
Impairment on General Partner real estate investment                        -          945           -            -
Loss on disposition of property                                             -           50           -            -
(Gain) loss on disposition of discontinued operations, net of
     minority interest                                                     77         (511)         77         (524)
Cumulative  effect  of  change  in  accounting  principle,  net of
     minority interest                                                      -          321           -            -
                                                                     --------     --------    --------     --------
FFO as defined above                                                  $57,766      $66,549     $36,407      $35,930
                                                                      =======      =======     =======      =======

Weighted average common shares/units outstanding(1):
     - Basic                                                        47,598.2     48,531.1    47,684.2     48,718.7
                                                                    ========     ========    ========     ========
     - Diluted                                                      48,018.9     49,851.7    48,623.5     49,993.1
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

Covenants
---------

Series F Preferred Stock

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative  Redeemable Preferred Stock Article
Supplementary,  of at least 1.75 to 1.0. The fixed charge coverage ratio and the components  thereof do not represent a measure of cash  generated from operating activities in accordance with generally accepted  accounting  principles and are not necessarily  indicative of cash available to fund cash needs.  Further, this ratio should not be  considered  as an  alternative  measure to net income as an indication  of the  Company's  performance  or of  cash  flow  as a  measure  of liquidity. The Company has been in compliance with the covenant since the Series
F Preferred Stock was issued. If the Company fails to be in compliance with this covenant for six or more consecutive fiscal quarters,  the holders of the Series
F  Preferred  Stock would be  entitled  to elect two  directors  to the board of directors of the Company. The calculation of the fixed charge coverage ratio for the four most recent quarters since the issuance of the Series F Preferred Stock is  presented  below (in  thousands).  Net  operating  income from  discontinued
operations  in  the  calculation   below  is  defined  as  total  revenues  from
discontinued operations less operating and maintenance expenses.

                                    Calculation Presented for Series F Covenants
                                    --------------------------------------------
                                                 Three-months ended
                                                 ------------------

                                                                      June 30,     Mar.31,     Dec. 31,    Sept. 30,
                                                                        2005        2005         2004         2004
                                                                        ----        ----         ----         ----
EBITDA
    Total revenues                                                    $121,636    $118,787     $118,357     $118,942
    Net operating income (loss) from discontinued operations              (343)        142        2,143        1,364
    Operating and maintenance                                          (53,623)   (57,511)     (52,227)     (50,372)
    General and administrative                                          (4,144)  (5,405)    (9,482)    (4,879)

    Equity in earnings (losses) of unconsolidated affiliates                 -           -            -           25
                                                                      --------    --------     --------     --------
                                                                       $63,526    $ 56,013      $58,791     $ 65,080
Fixed Charges
    Interest expense                                                   $25,173    $ 24,943      $23,891     $ 23,496
    Interest expense on discontinued operations                            279          21          442           40
    Preferred dividends                                                  1,681       1,898        1,898        1,898
    Capitalized interest                                                   339         191          191          230
                                                                      --------    --------     --------     --------
                                                                       $27,472    $ 27,053      $26,422     $ 25,664

Fixed charge coverage ratio:                                            2.31        2.07         2.23         2.54

Line of Credit
--------------

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to maintain  certain  financial  ratios and  measurements.  One of these covenants is that the Company may not pay any  distribution to its  shareholders and  holders  of its  UPREIT  Units  if a  distribution,  when  added  to  other distributions  paid  during the three  immediately  preceding  fiscal  quarters, exceeds  the  greater  of : (i) 90% of funds from  operations,  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's  status as a REIT.  During the first and second  quarters of 2005, the funds  from  operations  payout  ratio was 90.3% and 90.3%,  respectively,  when measured  for the  current  quarter  and the three  immediate  preceding  fiscal quarters.  Due to the  non-recurring  legal  settlement  of $3.8  million in the fourth quarter of 2004, the Company did not meet the required ratio. Appropriate waivers have been granted by the participating banks. The line of credit has not been used for  long-term  financing  but adds a certain  amount of  flexibility, especially in meeting the Company's  acquisition  goals. Many times it is easier to temporarily finance an acquisition in a short-term nature through the line of
credit,   with  long  term  secured   financing  or  other  sources  of  capital
replenishing the line of credit availability.

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

Declaration of Dividend
-----------------------

On August 3, 2005, the Board of Directors  approved a dividend of $.63 per share for the  quarter  ended  June 30,  2005.  This is the  equivalent  of an  annual distribution  of $2.52 per share.  The  dividend  is payable  August 26, 2005 to shareholders of record on August 15, 2005.

On August 3, 2005 the Company  also  declared a regular  dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  August 31,  2005.  The  dividend on the  preferred  shares is payable on
August 31, 2005, to  shareholders of record on August 15, 2005. This dividend is equivalent to an annualized rate of $2.25 per share.

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
operations.

In 2001,  the Company  underwent a state capital stock tax audit.  The state had assessed  taxes of $469 for the 1998 and  1999 tax  years  under  audit.  If the state's  position is applied to all tax years  through  December 31,  2001,  the assessment  would  be  $1.3 million.  At the  time,  the  Company  believed  the assessment and the state's  underlying  position were not supportable by the law nor consistent with previously provided  interpretative guidance from the office of the State Secretary of Revenue.  After two subsequent enactments by the state legislation  during 2002  affecting the  pertinent tax statute,  the Company was advised by outside tax counsel  that its filing  position for  1998-2001  should prevail.  During December 2003, the state's  governor signed  legislation  which included the REIT tax provisions. Based upon this, Company's tax counsel expects that the  outstanding  litigation  should now be able to be resolved.  Effective
January 1, 2003, the Company reorganized the ownership of Home Properties Trust, which should subject the Company to a much lower level of tax going forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39, including  interest.  During the first quarter of 2005, the Company filed a protest with the Pennsylvania  State  Commonwealth Court concerning the 1999 tax year.  No  settlement  offer has been made or discussed  related to the 1999 tax year. The 1999-2001 tax years will take time to resolve,  however, the Company's outside  counsel still maintains that the Company should not have any additional liability.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31,  2002.  The total cost to the  Company as a result of the audit  amounted to
$861.  This was included in the first quarter 2004 results and allocated $448 to expense and $413 capitalized to real estate assets for improvements.

As a result of this  audit,  during the  second  quarter  of 2004,  the  Company examined  its sales  and use tax  compliance  in the  other  states in which the
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of June 30, 2004 in those states where it found  non-compliance and recorded at June 30, 2004 a liability of $1,712. This was included in the second quarter  results  and  allocated  $761 to expense and $951  capitalized  to real estate assets for  improvements.  The liability  recorded  relates to the period beginning on the later of: (i) the date the Company first purchased  property in the  applicable  state;  or (ii) January 1, 1997 and ending on June 30, 2004. In addition,  the Company increased the liability for sales tax exposure by $68 for the six-month  period ended  December 31,  2004. The Company has filed Voluntary
Disclosure  Agreements  (VDAs)  with the four  states  where it had  significant financial exposure. During the first six months of 2005, the Company signed VDAs with these  states  which have  agreed to limit the VDA  filing  period  back to
January 1, 2001, and has satisfied all financial obligations under the VDAs. For the three- and six-month  periods ended June 30, 2005,  the Company has recorded adjustments to the liability for both the effects of signing the VDAs as well as for the results of the  Company's  additional  testing for the first six months.
The net impact of these adjustments resulted in a decrease in real estate assets of $175,  interest  expense  of $115 and  operating  expenses  of $108 for a net decrease to the accrued  liability  of $398.  The  Company  recognizes  that the liability  recorded  of $665 as of June  30,  2005 is an  estimate  and that the actual tax liability that will be paid in the future may be less than or greater than this estimate.

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative Redeemable Preferred Stock Articles
Supplementary to the Company's  Articles of  Incorporation,  of at least 1.75 to
1.0. The fixed charge coverage ratio and the components thereof do not represent a measure  of cash  generated  from  operating  activities  in  accordance  with generally accepted accounting  principles and are not necessarily  indicative of cash available to fund cash needs.  Further, this ratio should not be considered as an  alternative  measure  to net  income as an  indication  of the  Company's performance  or of cash flow as a measure of liquidity.  The Company has been in compliance with the covenant since the Series F Preferred  Stock was issued.  If the  Company  fails  to be in  compliance  with  this  covenant  for six or more consecutive  fiscal quarters,  the holders of the Series F Preferred Stock would be entitled to elect two directors to the board of directors of the Company.

New Accounting Standards
------------------------

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
No. 123R Share Based  Payment  (SFAS No.  123R).  The statement is a revision of
SFAS No. 123 Accounting for  Stock-Based  Compensation.  SFAS No 123R supersedes
APB Opinion No. 25  Accounting  for Stock Issued to  Employees,  and its related implementation  guidance.  SFAS No. 123R,  requires that entities  recognize the cost of employee services received in exchange for awards of equity  instruments
(i.e.  stock options) based on the  grant-date  fair value of those awards.  The
Statement is effective for the first fiscal periods beginning after December 15,
2005.  On January 1, 2003,  the Company  adopted the  provisions of SFAS No. 148
Accounting  for  Stock-Based  Compensation  -  Transition  and  Disclosure,   an
Amendment to SFAS No. 123. Effective on that date, the Company began recognizing compensation  cost  related to stock  option  grants.  Based upon the  Company's adoption of SFAS No. 148,  the Company  does not expect the issuance of SFAS No.
123R to have a material impact on the Company's results of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The  Company's  primary  market risk exposure is interest rate risk. At June 30,
2005 and December 31,  2004,  approximately  88% and 89%,  respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately  8 years and a weighted  average  interest  rate of  approximately
6.00% and  6.23%,  respectively,  including  the $31  million  and $34  million, respectively,  of debt which has been swapped to a fixed rate.  The remainder of the  Company's  debt bears  interest at variable  rates with a weighted  average maturity of  approximately 7 and 8 years,  respectively,  and a weighted average interest rate of 4.05 % and 2.98%,  respectively,  at June 30, 2005 and December
31,  2004.  The  Company  does not  intend to  utilize a  significant  amount of permanent  variable rate debt to acquire  properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition with the intention to refinance at a later date. The Company believes,  however, that in no event would  increases  in interest  expense as a result of inflation significantly impact the Company's distributable cash flow.

At June 30, 2005 and December 31,  2004,  the interest  rate risk on $31 million and $34 million,  respectively,  of such variable  rate debt has been  mitigated through  the use of  interest  rate swap  agreements  (the  "Swaps")  with major financial  institutions.  The  Company is exposed to credit risk in the event of non-performance  by the  counter-parties  to the Swaps.  The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At June 30, 2005 and December 31, 2004,  the fair value of the  Company's  fixed rate debt,  including the $31 million and $34 million,  respectively,  which was swapped to a fixed rate,  amounted to a liability of $1.69  billion  compared to its carrying  amount of  $1.58 billion.  The Company  estimates that a 100 basis point increase in market  interest rates at June 30, 2005 would have changed the fair value of the Company's fixed rate debt to a liability of $1.61 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain  funds  through  additional  equity  offerings  and/or the issuance of
UPREIT Units.  Accordingly,  the cost of obtaining such interest rate protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative financial instruments for trading or speculative purposes. As of June
30, 2005, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of
June 30, 2005, the  effectiveness of the disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e)  under the Securities  Exchange Act of
1934, as amended (the "Exchange  Act") and have  determined that such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified  in connection  with that  evaluation,  or that  occurred  during the second quarter of the year ended December 31, 2005 that has materially affected, or is reasonably  likely to materially  affect,  the Company's  internal control over financial reporting. The Company has not identified any material weaknesses in its internal controls.

                          PART II - OTHER INFORMATION

                              HOME PROPERTIES, INC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
-------  -----------------------------------------------------------

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable  for share  repurchase.  Recently,  the  Company's  Board of Directors removed certain price restrictions,  which substantially  enhances the Company's
ability  to  repurchase   shares.   At  December  31,  2004,   the  Company  had
authorization  to repurchase  2,000,000  shares of common stock and UPREIT Units under the stock repurchase program. On February 16, 2005, the Board of Directors approved  a  2,000,000  share  increase  in the  stock  repurchase  program.  In addition,  participants in the Company's Stock Benefit Plan can use common stock of the Company  that they  already  own to pay all or a portion of the  exercise payable to the Company upon the exercise of an option. In such event, the common stock used to pay the  exercise  price is returned to  authorized  but  unissued status, and for purposes of this table is deemed to have been repurchased by the
Company.  The  following  table  summarizes  the total number of shares  (units)
repurchased by the Company during the three-month period ending June 30, 2005.

                                                                                                   Maximum shares
                                         Total shares       Average      Total shares (units)     (units) available
                                           (units)         price per       purchased under            under the
               Period                    purchased(1)    share (unit)      Company Program         Company Program
               ------                    ------------    ------------      ---------------         ---------------

Balance March 31, 2005                                                                                2,699,300

April 1, 2005 to April 30, 2005               1,885          $39.21                   -                       -

May 1, 2005 to May 31, 2005                   8,569          $42.35                   -                       -

June 1, 2005 to June 30, 2005                12,947          $41.08                   -                       -

                                             23,401          $41.39                   -               2,699,300
                                             ======          ======                                   =========

(1)  During the three months ended June 30, 2005, the Company repurchased 16,363 shares of common stock  through share  repurchase by the transfer  agent in the open market in connection with the Company's Dividend Reinvestment Plan
     (DRIP).  In addition,  during May, 2005,  7,038 shares of common stock were used in satisfaction of the Company's obligation upon the exercise of stock options issued.

Item 4.  Submission of Matter to a Vote of Security Holders
-------  --------------------------------------------------

The annual  meeting of the Company's  stockholders  was held on May 6, 2005. The following  is a brief  description  of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter.

The twelve directors proposed by the Company for re-election were elected to one year terms by the following vote:

DIRECTOR NAME                  SHARES FOR          SHARES WITHHELD
-------------                  ----------          ---------------
William Balderston, III        26,303,994           762,948
Josh E. Fidler                 25,179,657         1,887,285
Alan L. Gosule                 26,703,637           363,305
Leonard F. Helbig, III         26,364,107           702,835
Roger W. Kober                 26,310,801           756,141
Norman P. Leenhouts            26,404,199           662,743
Nelson B. Leenhouts            26,403,953           662,989
Edward J. Pettinella           26,408,176           658,766
Clifford W. Smith, Jr.         26,315,728           751,214
Paul L. Smith                  26,358,395           708,547
Thomas S. Summer               26,700,671           366,271
Amy L. Tait                    26,389,974           676,968

The stockholders  approved the Company's Amended and Restated 2003 Stock Benefit
Plan.

     Shares Voted For:                     14,606,191
     Shares Voted Against:                  7,903,603
     Shares Abstaining:                        84,261
     Broker Non-Votes:                      4,472,887

The  stockholders  approved the Company's  Second Amended and Restated  Director
Deferred Compensation Plan.

     Shares Voted For:                     21,364,853
     Shares Voted Against:                  1,135,320
     Shares Abstaining:                        93,882
     Broker Non-Votes:                      4,472,887

The stockholders ratified the appointment of PricewaterhouseCoopers,  LLP as the
Company's independent registered public accounting firm for 2005.

     Shares Voted For:                     26,665,138
     Shares Voted Against:                    356,552
     Shares Abstaining:                        45,252

Item 6.  Exhibits
-------  --------

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

                          Date:    August 9, 2005

                          By:      /s/ Edward J. Pettinella
                                   -------------------------------------
                                   Edward J. Pettinella
                                   President and Chief Executive Officer

                          Date:    August 9, 2005

                          By:      /s/ David P. Gardner
                                   -------------------------------------
                                   David P. Gardner
                                   Executive Vice President and
                                   Chief Financial Officer