Form 10-Q
period 2005-09-30
HOME PROPERTIES INC
filed 2005-11-09
CIK 923118

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

     ( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 1-13136
                         -------------------------------

--------------------------------------------------------------------------------

                              HOME PROPERTIES, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MARYLAND                                         16-1455126
        --------                                         ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

--------------------------------------------------------------------------------

                  850 Clinton Square, Rochester, New York 14604
                  ---------------------------------------------
               (Address of principal executive offices)(Zip Code)

--------------------------------------------------------------------------------

                                 (585) 546-4900
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such  reports),  and (2) has been subject to the filing requirements for at least the past 90 days.

                               Yes   X     No
                                   -----     -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   X     No
                                   -----     -----

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).

                               Yes         No  X
                                   -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13 or  15(d)of  the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court.

                               Yes         No
                                   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

Class of Common Stock                           Outstanding at October 31, 2005
---------------------                           -------------------------------
    $.01 par value                                        31,816,027

================================================================================

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
             September 30, 2005 (Unaudited) and December 31, 2004             4

         Consolidated Statements of Operations (Unaudited) -
             Nine months ended September 30, 2005 and 2004                    5

         Consolidated Statements of Operations (Unaudited) -
             Three months ended September 30, 2005 and 2004                   6

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Nine months ended September 30, 2005 and 2004                    7

         Consolidated Statements of Comprehensive Income (Unaudited) -
             Three months ended September 30, 2005 and 2004                   8

         Consolidated Statements of Cash Flows (Unaudited) -
             Nine months ended September 30, 2005 and 2004                    9

         Notes to Consolidated Financial Statements (Unaudited)           10-22

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                23-37

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          38

Item 4.  Controls and Procedures                                             39

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         40

Item 6.  Exhibits                                                            40

         Signatures                                                          41

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      2005               2004
                                                                                      ----               ----
                                                                               (Unaudited)           (Note 1)
ASSETS
Real estate:
  Land                                                                             416,538       $    402,620
  Construction in progress                                                           1,738              1,627
  Buildings, improvements and equipment                                          2,817,939          2,640,943
  Real estate held for sale or disposal, net                                        21,173             78,711
                                                                                ----------         ----------
                                                                                 3,257,388          3,123,901
  Less:  accumulated depreciation                                                 (478,645)          (405,919)
                                                                                ----------         ----------
         Real estate, net                                                        2,778,743          2,717,982

Cash and cash equivalents                                                            5,264              7,925
Cash in escrows                                                                     37,587             43,883
Accounts receivable                                                                  6,009              6,664
Prepaid expenses                                                                    21,550             18,224
Deferred charges                                                                    11,060             13,778
Other assets                                                                         8,591              8,340
                                                                                ----------         ----------
         Total assets                                                           $2,868,804         $2,816,796
                                                                                ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                          $1,768,554         $1,644,722
Line of credit                                                                      94,000             58,000
Accounts payable                                                                    18,718             24,600
Accrued interest payable                                                             8,738              8,876
Accrued expenses and other liabilities                                              22,830             26,750
Security deposits                                                                   23,447             22,651
                                                                                ----------         ----------
         Total liabilities                                                       1,936,287          1,785,599
                                                                                ----------         ----------

Commitments and contingencies
Minority interest                                                                  287,170            310,775
                                                                                ----------         ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares
     issued and outstanding at September 30, 2005 and December 31, 2004             60,000             60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares
     authorized; 250,000 shares issued and outstanding at December  31, 2004             -             25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 32,391,306 and
     32,625,413 shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively                                                   324                326
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
     issued or outstanding                                                               -                  -
   Additional paid-in capital                                                      795,522            807,212
   Accumulated other comprehensive income (loss)                                       126               (362)
   Distributions in excess of accumulated earnings                                (210,625)          (171,754)
                                                                                ----------         ----------
         Total stockholders' equity                                                645,347            720,422
                                                                                ----------         ----------
         Total liabilities and stockholders' equity                             $2,868,804         $2,816,796
                                                                                ==========         ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                             HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                      2005             2004
                                                                                      ----             ----
Revenues:
   Rental income                                                                  $345,149         $323,922
   Property other income                                                            18,871           15,357
   Interest income                                                                     233              449
   Other income                                                                      1,503            1,968
                                                                                  --------         --------
         Total revenues                                                            365,756          341,696
                                                                                  --------         --------

Expenses:
   Operating and maintenance                                                       165,065          152,267
   General and administrative                                                       14,443           14,496
   Interest                                                                         77,175           66,615
   Depreciation and amortization                                                    74,263           66,073
   Impairment of assets held as general partner                                          -            1,116
                                                                                  --------         --------
         Total expenses                                                            330,946          300,567
                                                                                  --------         --------
         Income from operations                                                     34,810           41,129
  Equity in losses of unconsolidated affiliates                                          -             (538)
                                                                                  --------         --------
         Income before minority interest and discontinued operations                34,810           40,591
  Minority interest                                                                 (9,842)         (11,240)
                                                                                  --------         --------
         Income from continuing operations                                          24,968           29,351
                                                                                  --------         --------
  Discontinued operations:
    Loss from operations, net of ($2,379) in 2005 and ($201) in 2004 allocated
      to minority interest                                                          (4,808)            (614)
    Gain (loss) on disposition of property, net of $3,041 in 2005 and ($2,949)
      in 2004 allocated to minority interest                                         6,290           (6,305)
                                                                                  --------         --------
         Discontinued operations                                                     1,482           (6,919)
                                                                                  --------         --------
         Income before loss on disposition of property and business and
           cumulative effect of change in accounting principle                      26,450           22,432
  Loss on disposition of property and business, net of ($33) in 2004 allocated
    to minority interest                                                                 -              (67)
                                                                                  --------         --------
         Income before cumulative effect of change in accounting principle          26,450           22,365
  Cumulative effect of change in accounting principle, net of ($159) in 2004
    allocated to minority interest                                                       -             (321)
                                                                                  --------         --------
         Net income                                                                 26,450           22,044
  Preferred dividends                                                               (4,929)          (5,695)
                                                                                  --------         --------
         Net income available to common shareholders                              $ 21,521         $ 16,349
                                                                                  ========         ========
  Basic earnings per share data:
    Income from continuing operations                                               $  .62           $  .72
    Discontinued operations                                                            .05          (   .21)
    Cumulative effect of change in accounting principle                                  -          (   .01)
                                                                                    ------           ------
         Net income available to common shareholders                                $  .67           $  .50
                                                                                    ======           ======

  Diluted earnings per share data:
    Income from continuing operations                                               $  .62           $  .71
    Discontinued operations                                                            .04          (   .21)
    Cumulative effect of change in accounting principle                                  -          (   .01)
                                                                                    ------           ------
         Net income available to common shareholders                                $  .66           $  .49
                                                                                    ======           ======

  Weighted average number of shares outstanding:
    Basic                                                                       32,072,307       32,840,672
                                                                                ==========       ==========
    Diluted                                                                     32,481,218       33,280,680
                                                                                ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   2005             2004
                                                                                   ----             ----
Revenues:
   Rental income                                                               $117,581         $110,731
   Property other income                                                          7,626            5,484
   Interest and dividend income                                                      92              150
   Other income                                                                     476              805
                                                                               --------         --------
Total revenues                                                                  125,775          117,170
                                                                               --------         --------

Expenses:
   Operating and maintenance                                                     54,161           50,102
   General and administrative                                                     4,894            4,879
   Interest                                                                      27,059           23,016
   Depreciation and amortization                                                 25,639           22,999
                                                                               --------         --------
Total expenses                                                                  111,753          100,996
                                                                               --------         --------
         Income from operations                                                  14,022           16,174
Equity in earnings (losses) of unconsolidated affiliates                              -               25
                                                                               --------         --------
         Income before minority interest and discontinued operations             14,022           16,199
Minority interest in operating partnership                                       (4,133)          (4,562)
                                                                               --------         --------
         Income from continuing operations                                        9,889           11,637
                                                                               --------         --------
Discontinued operations:
   Income from operations, net of $216 in 2005 and $49 in 2004
       allocated to minority interest                                               447              104
   Gain (loss) on disposition of property, net of $3,081 in 2005 and ($3,195)
       in 2004 allocated to minority interest                                     6,367           (6,816)
                                                                               --------         --------
         Discontinued operations                                                  6,814           (6,712)
                                                                               --------         --------
         Net income                                                              16,703            4,925
Preferred dividends                                                              (1,350)          (1,898)
                                                                               --------         --------
         Net income available to common shareholders                           $ 15,353         $  3,027
                                                                               ========         ========

Basic earnings per share data:
   Income from continuing operations                                           $  .26           $  .29
   Discontinued operations                                                        .21          (   .20)
                                                                               ------           ------
         Net income available to common shareholders                           $  .47           $  .09
                                                                               ======           ======

Diluted earnings per share data:
   Income from continuing operations                                           $  .26           $  .29
   Discontinued operations                                                        .21          (   .20)
                                                                               ------           ------
         Net income available to common shareholders                           $  .47           $  .09
                                                                               ======           ======

Weighted average number of shares outstanding:
   Basic                                                                   32,518,949       33,293,905
                                                                           ==========       ==========
   Diluted                                                                 32,950,121       33,737,974
                                                                           ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)

                                                            2005          2004
                                                            ----          ----

Net income                                               $26,450       $22,044
Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments               488            (2)
                                                         -------       -------
Comprehensive income                                     $26,938       $22,042
                                                         =======       =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)

                                                            2005          2004
                                                            ----          ----

Net income                                               $16,703        $4,925

Other comprehensive income (net of minority interest):
     Change in fair value of hedge instruments               216          (225)
                                                         -------        ------
Comprehensive income                                     $16,919        $4,700
                                                         =======        ======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                            (UNAUDITED, IN THOUSANDS)
                                                                                                    2005        2004
                                                                                                    ----        ----
Cash flows from operating activities:
Net income                                                                                      $ 26,450   $  22,044
                                                                                                --------    --------
    Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in losses of unconsolidated affiliates                                                      -         538
    Income allocated to minority interest                                                         10,504       7,898
    Depreciation and amortization                                                                 75,781      72,524
    Impairment of assets held as General Partner                                                     400       1,116
    Impairment of real property                                                                    7,325       1,100
    Gain on disposition of property and business                                                 (10,302)       (562)
    Loss from early extinguishment of debt                                                             -         102
    Issuance  of  restricted   stock,   compensation  cost  of  stock  options  and  deferred
        compensation                                                                               1,982       1,908
    Cumulative effect of change in accounting principle                                                -         480
    Changes in assets and liabilities:
       Other assets                                                                               (3,003)      2,628
       Accounts payable and accrued liabilities                                                   (8,518)     15,592
                                                                                                --------    --------
    Total adjustments                                                                             74,169     103,324
                                                                                                --------    --------
    Net cash provided by operating activities                                                    100,619     125,368
                                                                                                --------    --------
Cash flows from investing activities:
    Purchase of properties  and other assets,  net of mortgage notes assumed and UPREIT Units
        issued                                                                                   (99,139)   (153,535)
    Additions to properties                                                                      (72,980)    (74,138)
    Proceeds from sale of properties and business, net                                             5,574      24,927
    Proceeds from sale of affordable properties, net                                                   -       1,387
    Advances to affiliates                                                                             -        (820)

    Payments on advances to affiliates                                                                 -         149
                                                                                                --------    --------
    Net cash used in investing activities                                                       (166,545)   (202,030)
                                                                                                --------    --------
Cash flows from financing activities:
    Proceeds from sale of common stock, net                                                        6,117      28,341
    Repurchase of common stock                                                                   (61,330)     (2,189)
    Proceeds from mortgage notes payable                                                         237,952     126,674
    Payments of mortgage notes payable                                                           (61,209)    (45,251)
    Payment of prepayment penalty in connection with the early extinguishment of debt                  -        (102)
    Proceeds from line of credit                                                                 258,200     201,500
    Payments on line of credit                                                                  (222,200)   (131,000)
    Payments of deferred loan costs                                                               (2,530)     (1,914)
    Withdrawals from (additions to) cash escrows, net                                              2,634      (1,371)
    Repayment of officer loans                                                                         -         237
    Dividends and distributions paid                                                             (94,369)    (95,949)
                                                                                                --------    --------
    Net cash provided by financing activities                                                     63,265      78,976
                                                                                                --------    --------
Net (decrease) increase in cash and cash equivalents                                              (2,661)      2,314
Cash and cash equivalents:
    Beginning of year                                                                              7,925       5,103
    Cash assumed in connection with FIN 46R consolidation
                                                                                                       -         850
                                                                                                --------    --------
       End of year                                                                             $   5,264   $   8,267
                                                                                               =========   =========

Supplemental disclosure of non-cash operating, investing and financing activities:
----------------------------------------------------------------------------------
Mortgage loans assumed associated with property acquisitions                                   $   7,916    $ 90,569
Exchange of UPREIT Units/partnership interest for common shares                                    3,442      14,015
Fair value of hedge instruments                                                                      (67)      1,012
Issuance of UPREIT Units associated with property and other acquisitions                          12,611      12,105
Increase in real estate associated with the purchase of UPREIT Units                               2,856      12,470
Compensation cost of stock options issued                                                            646         684
Net real estate disposed in connection with FIN 46R consolidation                                (50,467)    (69,743)
Other assets disposed in connection with FIN 46R consolidation                                    (6,940)     (3,054)
Mortgage debt disposed in connection with FIN 46R consolidation                                  (59,339)    (48,611)
Other liabilities disposed in connection with FIN 46R consolidation                               (1,187)     (2,759)
Net real estate assumed in connection with FIN 46R consolidation                                       -     152,319
Other assets assumed in connection with FIN 46R consolidation                                          -      11,916
Mortgage debt assumed in connection with FIN 46R consolidation                                         -     129,149
Other liabilities assumed in connection with FIN 46R consolidation                                     -       5,363

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
consolidated  financial  statements and notes thereto  included in the Company's
Form 10-K for the year ended December 31, 2004.

2.   Organization and Basis of Presentation
--   --------------------------------------

Organization
------------

The Company is engaged primarily in the ownership, management,  acquisition, and
rehabilitation  of  residential   apartment  communities  in  the  Northeastern,
Mid-Atlantic,  Midwestern and Southeast Florida regions of the United States. As of September  30, 2005,  the Company  operated 159  apartment  communities  with
46,316  apartment  units.  Of this  total,  the Company  owned 154  communities, consisting of 42,747 apartment units ("Owned  Communities"),  managed as general partner 868 apartment units and fee managed 2,701  apartments for affiliates and third parties.

Basis of Presentation
---------------------

The accompanying  consolidated  financial statements include the accounts of the
Company and its 67.4% (68.3% at September 30, 2004) partnership interest in Home
Properties,   L.P.  (the  "Operating  Partnership").   Such  interest  has  been
calculated as the percentage of  outstanding  common shares divided by the total outstanding  common  shares and Operating  Partnership  Units  ("UPREIT  Units")
outstanding.  The remaining 32.6% (31.7% at September 30,  2004) is reflected as
Minority Interest in these consolidated financial statements. The Company owns a
1.0% general partner interest in the Operating  Partnership and the remainder as a limited partner through its wholly owned  subsidiary,  Home Properties I, LLC, which owns 100% of the limited partner,  Home Properties  Trust. Home Properties
Trust was formed in  September  1997 as a Maryland  real  estate  trust and as a qualified REIT  subsidiary  ("QRS") and owns the Company's  share of the limited partner  interests in the Operating  Partnership.  For financing  purposes,  the
Company has formed a limited  liability  company  (the "LLC") and a  partnership
(the  "Financing   Partnership"),   which  beneficially  own  certain  apartment
communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the
Operating Partnership. The Financing Partnership is owned 99.9% by the Operating
Partnership and 0.1% by the QRS.

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

As of March  31,  2004,  the  Company  was the  general  partner  in 41  limited partnerships in Upstate New York,  Pennsylvania,  Ohio and Maryland. The Company
had made a determination that all 41 limited partnerships were Variable Interest
Entities  ("VIEs").  The Company had further  determined that it was the primary beneficiary  in 34  of  the  VIEs  and  therefore  consolidated  these  entities effective March 31, 2004. Beginning with the second quarter of 2004, the Company consolidated  the results of operations of the VIEs.  During 2004 and 2005,  the
Company sold most of these consolidated VIEs with only one partnership remaining as of September 30, 2005.  The results of  operations  for the VIEs owned during the three- and  nine-month  periods  ending  September  30, 2005 are included in discontinued  operations.  The one remaining  property is classified as held for sale. As of September 30, 2005, the Company intends to sell the property.

As of  March  31,  2004,  the  Company  determined  that it was not the  primary beneficiary in seven  partnerships  syndicated under U.S.  Department of Housing and Urban Development  subsidy programs,  none of which remained as of September
30, 2005.  These  investments were accounted for under the equity method through their  sale.  The  Company  recorded  its  allocable  share  of  the  respective partnership's income or loss based on the terms of the agreements. To the extent it was  determined  that the LPs could not absorb their share of the losses,  if any,  the GP  recorded  the LPs  share  of such  losses.  The  Company  absorbed such losses to the extent the Company had outstanding  loans or advances and the limited partner had no remaining  capital account.  All seven  partnerships have been sold as of September 30, 2005.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Adoption of New Accounting Policies
--   -----------------------------------

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
No. 123R Share Based Payment ("SFAS No.  123R").  The statement is a revision of
SFAS No. 123 Accounting for  Stock-Based  Compensation.  SFAS No 123R supersedes
APB Opinion No. 25  Accounting  for Stock  Issued to  Employees  and its related implementation  guidance. SFAS 123R requires that entities recognize the cost of employee services received in exchange for awards of equity  instruments  (i.e., stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. On January
1, 2003,  the Company  adopted the  provisions  of SFAS No. 148  Accounting  for
Stock-Based  Compensation - Transition and Disclosure,  an Amendment to SFAS No.
123.  Effective on that date, the Company began  recognizing  compensation  cost related to stock option  grants.  Based upon the Company's  adoption of SFAS No.
148,  the Company  does not expect the  application  of SFAS No. 123R  beginning
January  1,  2006  to  have a  material  impact  on  the  Company's  results  of operations, financial position or liquidity.

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

The  reconciliation of the basic and diluted earnings per share for the nine and three months ended September 30, 2005 and 2004 is as follows:

                                                                    Nine Months                   Three Months
                                                                    -----------                   ------------
                                                                2005           2004           2005           2004
                                                                ----           ----           ----           ----

Income from continuing operations                            $24,968        $29,351         $9,889        $11,637
Add: Loss on disposal of property                                  -            (67)             -              -
Less: Preferred dividends                                     (4,929)        (5,695)        (1,350)        (1,898)
                                                             -------        -------        -------         ------
Basic and Diluted - Income from continuing operations
    applicable to common shareholders                         20,039         23,589          8,539          9,739
Less: Cumulative effect of change in accounting
    principle                                                      -           (321)             -              -
Discontinued operations                                        1,482         (6,919)         6,814         (6,712)
                                                             -------        -------        -------         ------
Net income available to common shareholders                  $21,521        $16,349        $15,353         $3,027
                                                             =======        =======        =======         ======

Basic weighted average number of shares outstanding       32,072,307     32,840,672     32,518,949     33,293,905
Effect of dilutive stock options                             351,765        360,045        381,652        371,308
Effect of restricted shares                                   57,146         79,963         49,520         72,761
                                                          ----------     ----------     ----------     ----------
Diluted weighted average number of shares
    outstanding                                           32,481,218     33,280,680     32,950,121     33,737,974
                                                          ==========     ==========     ==========     ==========

Basic earnings per share
    Income from continuing operations                            $.62           $.72           $.26           $.29
    Discontinued operations                                       .05           (.21)           .21           (.20)
    Cumulative effect of change in accounting
       principle                                                    -           (.01)             -              -
                                                                 ----           ----           ----           ----
Net Income available to common shareholders                      $.67           $.50           $.47           $.09
                                                                 ====           ====           ====           ====

Diluted earnings per share
    Income from continuing operations                            $.62           $.71           $.26           $.29
    Discontinued operations                                       .04           (.21)           .21           (.20)
    Cumulative effect of change in accounting
         principle                                                  -           (.01)             -              -
                                                                 ----           ----           ----           ----
Net Income available to common shareholders                      $.66           $.49           $.47           $.09
                                                                 ====           ====           ====           ====

Unexercised  stock options to purchase  542,800  shares of the Company's  common stock for the  nine-month  period ended  September 30, 2005 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during this period. For the three-month  period  ended  September  30,  2005 and the nine-  and  three-month periods  ended  September  30, 2004,  no  unexercised  stock options to purchase shares of the  Company's  common  stock were  excluded  in the  computations  of diluted EPS as the options'  exercise  prices were less than the average  market price of the Company's stock during each period.

                              HOME PROPERTIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share (continued)
--   -------------------------------------

For the nine-month period ended September 30, 2005 and the nine- and three-month periods ended  September  30, 2004 the 833,333  common stock  equivalents  on an as-converted basis of the Series D Convertible  Cumulative  Preferred Stock have an antidilutive effect and are not included in the computation of diluted EPS to the extent they were not  converted.  On May 26, 2005,  the Series D Convertible
Cumulative Preferred Stock were converted and the common shares issued upon such conversion  were  included  in  outstanding  common  shares  from  the  date  of conversion.

5.   Other income
--   ------------

Other income for the nine- and three-month  periods ended September 30, 2005 and
2004 includes management and other real-estate service fees.

6.   Variable interest entities
--   --------------------------

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities,  "VIE"). The
Company  had  made  a  determination  that  all  41  of  the  remaining  limited partnerships as of that date were VIEs.

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs,  all of which have been sold as of September  30,  2005.  The
Company  purchased the general  partnership  interests in these  partnerships in
January,  1996. These  partnerships were set up to provide low income housing to residents  through  subsidized  rents and below market debt governed by HUD. The
Company as general partner and managing agent managed the day-to-day  operations of the partnerships for a fee (5% of rents  collected).  The Company's  economic benefit from these partnerships was the management fee. There was no exposure to the Company of loss as a result of its involvement with these  partnerships.  No management  fees were  recognized  on these  partnerships  during the three- and nine-month periods ended September 30, 2005. The management fees earned on these partnerships  were $45 and $118 for the  three-  and  nine-month  periods  ended
September 30, 2004. The assets and liabilities of the seven partnerships totaled
$8,300 and $14,100 at September 30, 2004, respectively.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and therefore  consolidated  these entities  effective  March 31, 2004.
Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs. The results of operations of three of the original 34
VIEs for the  three-  and  nine-month  periods  ending  September  30,  2005 are included  in  discontinued  operations  as all of the  VIEs are held for sale as described below.

The Company was the general partner in these 34 VIEs syndicated using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company managed the day-to-day operations of these partnerships for a  management  fee. In  addition,  the Company  has  certain  operating  deficit guarantees  and tax credit  guarantees to its limited  partners (as discussed in
Note 11). The Company is responsible  to fund  operating  deficits to the extent there are any and can receive  operating  incentive awards when cash flows reach certain levels. The effect on the consolidated balance sheet as of September 30,
2005 is an  increase  in  "Total  assets"  of  $21,900,  an  increase  in "Total liabilities" of $17,900,  and an increase in "Minority  interest" of $3,900.  Of the $17,900 increase in "Total  liabilities,"  $17,000  represents  non-recourse mortgage debt.  In connection with the adoption of FIN 46R, the Company recorded a $321 charge, net of minority interest,  for a cumulative effect of a change in accounting  principle during the first quarter of 2004. This charge was a result of the negative capital accounts of minority interest partners that was absorbed by the Company.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.   Variable interest entities (continued)
--   --------------------------------------

During the first quarter of 2004, the Company  recorded an impairment  charge of
$1,600  to  reduce  the  value  of  the  assets  associated  with  the  VIEs  to management's  estimate of fair market value. The impairment charge is classified in the financial statements as "Impairment of assets held as general partner" of
$1,116 and "Equity in earnings (losses) of unconsolidated affiliates" of $484. A portion of the total $1,116 charge, or $171, represents monies loaned to certain affordable  properties  during  the  first  quarter  of 2004  to fund  operating shortfalls,  which were not  anticipated  to be recovered  from  projected  sale proceeds. The remaining balance of $945 pertains to an additional net impairment charge taken to reduce the assets to estimated  fair market value.  Of the total impairment charge recorded of $1,600 for the three-month  period ended March 31,
2004, $655 related to cash advances to fund operating shortfalls.

In addition, on September 30, 2005, two VIEs were disposed of through a transfer of  deed in lieu  of  foreclosure.  The  Company  had  repurchased  the  limited partner's  interests  in  satisfaction  of any tax  credit  guarantees  or other obligations to that partner in January,  2005 for $5,700. In connection with the
Company's decision to dispose of the property, the Company performed a valuation analysis  on the  underlying  real  estate,  and as a result,  recorded a $7,300 impairment  of real  estate  during the first  quarter of 2005 to adjust the net book value of the property to the Company's  estimate of fair market value.  The mortgage note was sold in March, 2005. Finally, on September, 30, 2005, the deed was  transferred to the mortgage  holder in lieu of  foreclosure  resulting in a gain on sale of real estate of $7,700.

Effective  September 30, 2005, the Company has closed on the sale of all but one of the 41 VIEs.  The Company is actively  seeking  buyers for the one  remaining
VIE. The Company performed a valuation analysis on the underlying real estate of the one remaining  VIE, and as a result,  recorded an impairment  charge of $400 for the three month  period ended March 31, 2005 to adjust the net book value of the property to the Company's estimate of fair market value.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting (continued)
--   -----------------------------

The revenues,  profit (loss), and assets for each of the reportable segments are summarized as of and for the nine- and  three-month  periods ended September 30,
2005, and 2004 as follows:

                                                                    Nine Months                 Three Months
                                                                    -----------                 ------------
                                                                 2005          2004          2005           2004
                                                                 ----          ----          ----           ----
Revenues
--------
Apartments owned
    Core properties                                          $335,500      $327,284      $114,316       $109,904
    Non-core properties                                        28,520        11,992        10,891          6,311
Reconciling items                                               1,736         2,420           568            955
                                                             --------      --------      --------       --------
Total Revenue                                                $365,756      $341,696      $125,775       $117,170
                                                             ========      ========      ========       ========
Profit (loss)
-------------
Funds from operations:
Apartments owned
    Core properties                                          $183,141      $179,900       $65,025        $62,339
    Non-core properties                                        15,814         7,109         6,021          3,774
Reconciling items                                               1,736         2,420           568            955
                                                             --------      --------      --------       --------
Segment contribution to FFO                                   200,691       189,429        71,614         67,068
General and administrative expenses                           (14,443)      (14,496)       (4,894)        (4,879)
Interest expense                                              (77,175)      (66,615)      (27,059)       (23,016)
Depreciation of unconsolidated affiliates                           -           556             -              -
Non-real estate depreciation/amortization                      (2,436)       (2,606)         (841)          (928)
FAS 141 acquisition rent / intangibles                            605           835           199            325
Equity in earnings (losses) of unconsolidated affiliates            -          (538)            -             25
Impairment of assets held as General Partner                        -        (1,116)            -              -
Impairment of affordable assets not in FFO                          -           945             -              -
Loss on sale of business                                            -           (17)            -              -
Gain (loss) on disposition of discontinued operations,
    before minority interest                                    7,325        (9,917)        7,325        (9,917)
Income (loss) from discontinued operations before
    minority interest and depreciation                         (7,094)        2,449           663            982
Redeemable preferred dividend - Series F                       (4,050)       (4,050)       (1,350)        (1,350)
                                                             --------      --------      --------       --------
Funds from Operations - Diluted                               103,423        94,859        45,657         28,310
Depreciation - apartments owned                               (71,919)      (66,731)      (24,798)       (22,900)
Depreciation of unconsolidated affiliates                           -          (556)            -              -
FAS 141 acquisition rent/intangibles                             (605)         (835)         (199)          (325)
Redeemable preferred dividend                                   4,050         4,050         1,350          1,350
Impairment of affordable assets not in FFO                          -          (945)            -              -
Loss (income) from discontinued operations before
    minority interest and loss on disposition of property       7,186           832          (663)          (153)
Gain (loss) on disposition of discontinued operations,
    before minority interest                                   (7,325)        9,917        (7,325)         9,917
Minority interest in operating partnership                     (9,842)      (11,240)       (4,133)        (4,562)
                                                             --------      --------      --------       --------

Income from continuing operations                            $ 24,968      $ 29,351      $  9,889       $ 11,637
                                                             ========      ========      ========       ========

Assets - As of September 30, 2005 and December 31, 2004
-------------------------------------------------------
Apartments owned:
    - Core                                                                              $2,362,557    $2,368,691
    - Non-core                                                                             416,186       349,291
Reconciling items                                                                           90,061        98,814
                                                                                        ----------    ----------
Total Assets                                                                            $2,868,804    $2,816,796
                                                                                        ==========    ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Pro Forma Condensed Financial Information
--   -----------------------------------------

The Company acquired five apartment  communities  ("2005 Acquired  Communities")
with a combined 1,038 apartment units in five unrelated  transactions during the nine-month  period ended  September 30, 2005. The total combined  purchase price
(including  closing costs) of $119,900 equates to  approximately  $115 per unit.
Consideration for the communities was funded through the assumption or placement of new debt of $51,500, $55,800 from the Company's line of credit and $12,600 of
UPREIT Units.

The  following  proforma  information  was prepared as if the 2005  transactions related to the  acquisition  of the 2005  Acquired  Communities  had occurred on
January 1, 2004. The proforma financial information is based upon the historical consolidated  financial  statements  and is not  necessarily  indicative  of the consolidated  results which actually would have occurred if the transactions had been  consummated  on  January 1, 2004,  nor does it  purport to  represent  the results of operations for future periods.  Adjustments to the proforma condensed combined  statement of operations  for the nine- and  three-month  periods ended
September  30, 2005 and 2004,  consist  principally  of providing  net operating activity and recording  interest,  depreciation and amortization from January 1,
2004 to the acquisition date as appropriate.

                                                              For the Nine Months        For the Three Months
                                                              Ended September 30,        Ended September 30,
                                                              -------------------        -------------------
                                                                2005         2004          2005         2004
                                                                ----         ----          ----         ----

Total revenues                                              $370,382     $360,347      $126,204     $121,287
Net income available to common shareholders before
    cumulative effect of change in accounting principle       20,316       22,452         8,591        9,859
Net income available to common shareholders                   20,316       22,131         8,591        9,859

Per common share data:

Net income available to common shareholders before
    cumulative effect of change in accounting principle
    Basic                                                      $0.63        $0.68         $0.26        $0.30
    Diluted                                                    $0.63        $0.67         $0.26        $0.29

Net income available to common shareholders
    Basic                                                      $0.63        $0.67         $0.26        $0.30
    Diluted                                                    $0.63        $0.66         $0.26        $0.29

Weighted average numbers of shares outstanding:
    Basic                                                 32,072,307   32,840,672    32,518,949   33,293,905
    Diluted                                               32,481,218   33,280,680    32,950,121   33,737,974

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.   Derivative Financial Instruments
--   --------------------------------

The Company enters into financial derivative instruments only for the purpose of minimizing risk and, thereby, protecting income. Derivative instruments utilized as part of the  Company's  risk  management  strategy may include  interest rate swaps and caps.  All  derivatives  are  recognized  on the balance sheet at fair value. The Company does not employ leveraged derivative instruments, nor does it enter into derivative instruments for trading or speculative purposes.

The  Company  has  four  interest  rate  swaps  and one  interest  rate cap that effectively  convert  variable rate debt to fixed rate debt. As of September 30,
2005,  the  aggregate  fair value of the  Company's  interest rate swaps was $67 prior to the allocation of minority interest and is included in accrued expenses and other  liabilities in the  consolidated  balance  sheets.  For the three-and nine-months  ending  September 30, 2005,  as the critical  terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated  statements of operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness.  The fair value of the interest  rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting  date and is estimated using interest rate market pricing models.

10.  Disposition of Property and Discontinued Operations
---  ---------------------------------------------------

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

Included in discontinued  operations are the operating results,  net of minority interest,  of six apartment  community  dispositions  (one sold in 2005 and five sold in 2004), for the three- and nine-months ended September 30, 2004. Included in discontinued  operations for the three- and  nine-months  ended September 30,
2005 is one property sold in 2005. In addition, discontinued operations includes the  operating  results,  net of  minority  interest,  of  three  VIEs  for  the three-months  ended September 30, 2005 and five VIEs for the  nine-months  ended
September 30, 2005. One remaining VIE is held for sale as of September 30, 2005.
Assets and  liabilities  for the one VIE of  approximately  $21,900 and $17,900, respectively,  are  included  in  the  Consolidated  Balance  Sheet  and  relate primarily to real estate and mortgage notes, respectively.  Included in mortgage notes payable is  approximately  $17,000 related to the one VIE. For purposes of the discontinued  operations  presentation,  the Company only includes  interest expense  associated with specific  mortgage  indebtedness of the properties that are sold or classified as held for sale.

The  operating  results  of  the  components  of  discontinued   operations  are
summarized as follows:

                                                                        For the Nine Months     For the Three Months
                                                                            September 30,           September 30,
                                                                            -------------           -------------
                                                                          2005         2004        2005        2004
                                                                          ----         ----        ----        ----
Revenues
    Rental income                                                      $ 6,618      $22,146      $1,982      $8,763
    Property other income                                                  267        1,031          76         608
    Other income (loss)                                                   (165)        (259)        (52)       (259)
                                                                       -------      -------       -----       -----
Total revenues                                                           6,720       22,918       2,006       9,112
                                                                       -------      -------       -----       -----
Expenses
    Operating and maintenance                                            5,385       13,860         961       5,647
    Interest expense                                                       682        5,046         382       2,084
    Depreciation and amortization                                           92        5,151           -         837
    Impairment of real property                                          7,725        1,100           -           -
                                                                       -------      -------       -----       -----
Total expenses                                                          13,884       25,157       1,343       8,568
                                                                       -------      -------       -----       -----
Income (loss) from discontinued operations before minority interest
    and gain (loss) on disposition of property                          (7,164)      (2,239)        663         544
Minority interest in limited partnership                                   (23)       1,424           -        (391)
Minority interest in operating partnership                               2,379          201        (216)        (49)
                                                                       -------      -------       -----       -----
Income (loss) from discontinued operations                             $(4,808)     $  (614)      $ 447       $ 104
                                                                       =======      =======       =====       =====

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
operations.

In 2001,  the Company  underwent a state capital stock tax audit.  The state had assessed  taxes of $469 for the 1998 and  1999 tax  years  under  audit.  If the state's  position is applied to all tax years  through  December 31,  2001,  the assessment would be $1,300. At the time, the Company believed the assessment and the  state's  underlying  position  were  neither  supportable  by the  law  nor consistent with previously provided  interpretative  guidance from the office of the State  Secretary of Revenue.  After two  subsequent  enactments by the state legislation  during 2002  affecting the  pertinent tax statute,  the Company was advised by outside tax counsel  that its filing  position for  1998-2001  should prevail.  During December 2003, the state's  governor signed  legislation  which included the REIT tax provisions. Based upon this, Company's tax counsel expects that the  outstanding  litigation  should now be able to be resolved.  Effective
January 1, 2003, the Company reorganized the ownership of Home Properties Trust, which should subject the Company to a much lower level of tax going forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39, including  interest.  During the first quarter of 2005, the Company filed a protest with the Pennsylvania  State  Commonwealth Court concerning the 1999 tax year. Settlement  discussions have occurred during the third quarter of 2005 for the open years 1999-2001. Based on these discussions,  the Company believes that the likelihood of settling all three open years has  increased,  and has accrued
$160.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31,  2002.  The total cost to the  Company as a result of the audit  amounted to
$861.  This was included in the first quarter 2004 results and allocated $448 to expense and $413 capitalized to real estate assets for improvements.

As a result of this  audit,  during the  second  quarter  of 2004,  the  Company examined  its sales  and use tax  compliance  in the  other  states in which the
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of June 30, 2004 in those states where it found  non-compliance and recorded at June 30, 2004 a liability of $1,712. This was included in the second quarter  results  and  allocated  $761 to expense and $951  capitalized  to real estate assets for  improvements.  The liability  recorded  relates to the period beginning on the later of: (i) the date the Company first purchased  property in the  applicable  state;  or (ii) January 1, 1997 and ending on June 30, 2004. In addition,  the Company increased the liability for sales tax exposure by $68 for the six-month  period ended  December 31,  2004. The Company has filed Voluntary
Disclosure  Agreements  ("VDAs")  with the four states where it had  significant financial exposure. During the first six months of 2005, the Company signed VDAs with these  states  which have  agreed to limit the VDA  filing  period  back to
January 1, 2001, and has satisfied all financial obligations under the VDAs. For the three- and six-month  periods ended June 30, 2005,  the Company has recorded adjustments to the liability for both the effects of signing the VDAs as well as for the results of the  Company's  additional  testing for the first six months.
The net impact of these adjustments resulted in a decrease in real estate assets of $175,  interest  expense  of $115 and  operating  expenses  of $108 for a net decrease to the accrued liability of $398. During the third quarter of 2005, the
Company  finalized  negotiations  with New York State settling a sales tax audit covering the period June 1, 2002 through  November 30, 2004.  The settlement was not materially  different  from what had been accrued.  The result of the recent payments on the VDAs and this New York State audit is that the sales tax accrual which had been over  $1,712 (as  referenced  above)  has been  reduced to $16 at
September 30, 2005.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies (continued)
---  -----------------------------------------

Guarantees
----------

As of September 30, 2005, the Company,  through its general partnership interest in an affordable  property  limited  partnership,  has guaranteed the Low Income
Housing Tax Credits to limited partners  totaling  approximately  $3,000.  As of
September 30, 2005, there were no known conditions that would make such payments necessary  relating to these  guarantees.  In addition,  the Company,  acting as general  partner in this  partnership,  is  obligated  to advance  funds to meet partnership operating deficits.

12.  Related Party Transactions
---  --------------------------

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to Home  Leasing  LLC,  which is owned by Nelson and Norman
Leenhouts.  This division managed approximately 2.2 million square feet of gross leasable area, as well as certain planned  communities.  The initial amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the management fee received by Home Leasing in connection with the management of one of the commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract is  approximately  $3.4 or $40 per year.
If Home Leasing continues to manage the property for three years, the Company is expected to receive total additional deferred purchase price of $135. Additional deferred  purchase  price of $30 was  recognized  during the nine  months  ended
September 30, 2005. The cumulative  gain  recognized on the sale of these assets through  September 30, 2005 amounted to $54. If the  management of this property is  retained  for the  entire  three  years the  Company  expects  to receive an additional $50 for the period October 1, 2005 through  January 1, 2007. The gain on sale would then be approximately $104.

13.  Subsequent Events
---  -----------------

On  November  4, 2005,  the Board of  Directors  approved a dividend of $.64 per share for the quarter  ended  September 30, 2005.  This is the  equivalent of an annual  distribution  of $2.56 per share.  The dividend is payable  November 25,
2005 to shareholders of record on November 15, 2005.

On November 4, 2005, the Company also declared a regular  dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  November 30, 2005.  The dividend on the  preferred  shares is payable on
November 30, 2005 to  shareholders of record on November 15, 2005. This dividend is equivalent to an annualized rate of $2.25 per share.

During October 2005, the Company  repurchased 423,205 shares of common stock. On
November  4,  2005,  the  Board of  Directors  increased  its  authorization  by
2,000,000  shares to  repurchase  its common stock or UPREIT Units in connection with the Company's stock repurchase program. As of November 4, 2005, the Company has  authorization  to  repurchase  3,915,195  shares of common stock and UPREIT
Units under the stock repurchase program.

The Company owns two  properties in Southeast  Florida which  sustained  damages from Hurricane Wilma in late October,  2005. The Company is assessing the damage but does not  believe  that it will  have a  material  impact  on its  financial results. The estimated losses from the hurricane will be reported in the results of operations in the fourth quarter of 2005.

                              HOME PROPERTIES, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following  discussion  should be read in conjunction  with the  accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements
--------------------------

This  discussion  contains  forward-looking  statements.  Although  the  Company believes expectations reflected in such forward-looking  statements are based on reasonable  assumptions,  it can give no assurance that its expectations will be achieved.  Factors  that may cause  actual  results  to differ  include  general economic and local real estate conditions, the weather and other conditions that
might  affect  operating  expenses,   the  timely  completion  of  repositioning
activities within anticipated  budgets,  the actual pace of future  acquisitions and sales,  including the sale of the general partner  interest in the remaining affordable property, and continued access to capital to fund growth.

Liquidity and Capital Resources
-------------------------------

The Company's  principal  liquidity  demands are expected to be distributions to
the  common  and  preferred   stockholders  and  UPREIT   Unitholders,   capital
improvements  and repairs and  maintenance  for the  properties,  acquisition of additional properties, property development and debt repayments.

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

During the third quarter of 2005, the Company's line of credit agreement,  which was maturing, was renegotiated for a new three-year term which expires September
1, 2008.  The new facility was  increased  from $115 million to $140 million and contains less restrictive covenants as well as a 30 basis point reduction in the pricing spread over LIBOR. The Company's outstanding balance as of September 30,
2005, was $94 million. Borrowings under the line of credit bear interest at .75%
over the one-month  LIBOR rate.  Accordingly,  increases in interest  rates will increase  the  Company's  interest  expense  and as a  result  will  affect  the
Company's results of operations and financial condition.

On November 23, 2004, the Company signed a supplemental demand note with M and T
Bank. The note had a maximum  principal  amount of $42 million.  The demand note was entered into to fund the Company's stock repurchase  program.  In connection with the increased  borrowing capacity of the line of credit,  this supplemental note was terminated during the third quarter of 2005.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit  facility,  it intends to satisfy such  requirements  through  additional
long-term  secured  or  unsecured  indebtedness,   proceeds  from  the  sale  of
properties,   the  issuance  of  UPREIT   Units,   proceeds  from  the  Dividend
Reinvestment Plan ("DRIP"), or the issuance of additional equity securities.  As of  September 30,  2005,  the Company owned 23 properties  with 4,323  apartment units, which were unencumbered by debt.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at September 30, 2005 was $144.4 million.

In June 2000,  the Company  issued $25 million of Series D Preferred  Stock in a private  transaction  with The Equitable  Life  Assurance  Society of the United
States.  The Series D Preferred  Stock carried an annual  dividend rate equal to the greater of 8.775% or the actual dividend paid on the Company's common shares into which the  preferred  shares can be  converted.  The stock had a conversion price of $30 per share and a five-year, non-call provision. On May 26, 2005, all
250,000  shares of the Series D  Preferred  Stock were  converted  into  833,333 shares of common stock.  The conversion of preferred shares to common shares did not have an effect on the reported results of operations.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital for the  Company.  During the first nine months of 2005,  the Company acquired  five  communities  with  1,038  units  for a total  purchase  price of
$119,900.  The Company  issued UPREIT Units valued at  approximately  $12,600 as part of the consideration for two of the properties,  with the balance funded by the  assumption  of debt  and  cash.  During  2004,  the  Company  acquired  ten communities with 2,486 units for a total purchase price of $247,500. The Company issued UPREIT Units valued at approximately $12,100 as part of the consideration for two of the properties, with the balance funded by the assumption of debt and cash.

During 2004, $17,600 of common stock (net of $6,000 share repurchase) was issued under the Company's  DRIP.  During the first nine months of 2005,  the Company's additional  capital  raised  under the DRIP  netted to zero  after  taking  into account share repurchases used in lieu of new stock issuance.

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

On February 16, 2005,  the Board of Directors  increased  its  authorization  by
2,000,000  shares  for the  repurchase  of its common  stock or UPREIT  Units in connection with the Company's stock repurchase program.  The shares/units may be repurchased  through open market or  privately  negotiated  transactions  at the discretion of Company management. The Board's action does not establish a target stock price or a specific timetable for share repurchase. During the nine months ended September 30, 2005, 1,661,600 shares were repurchased by the Company, with
1,300,700 and 360,900  occurring in the first and third quarters,  respectively.
At September  30, 2005 the Company had  authorization  to  repurchase  2,338,400 shares of common  stock and UPREIT  Units  under the stock  repurchase  program.
During  October 2005, the Company  repurchased  an additional  423,205 shares of common  stock.  On  November  4,  2005,  the Board of  Directors  increased  its authorization by 2,000,000 shares to repurchase its common stock or UPREIT Units in connection with the Company's  stock  repurchase  program.  As of November 4,
2005, the Company has  authorization  to repurchase  3,915,195  shares of common stock and UPREIT  Units under the stock  repurchase  program.  The Company  will continue to monitor stock prices, the published net asset value, and acquisition alternatives  to determine the current best use of capital between the two major uses of capital - stock buyback and acquisitions.

As of September 30, 2005, the weighted average rate of interest on mortgage debt is 5.9%  and  the  weighted  average  maturity  is  approximately  seven  years.
Approximately 90% of the debt is fixed rate. This limits the exposure to changes in interest rates,  minimizing the effect on results of operations and financial condition.

Variable Interest Entities
--------------------------

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities,  "VIE"). The
Company  had  made  a  determination  that  all  41  of  the  remaining  limited partnerships as of that date were VIEs.

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs  of which all have been sold as of  September  30,  2005.  The
Company  purchased the general  partnership  interests in these  partnerships in
January,  1996. These  partnerships were set up to provide low income housing to residents  through  subsidized  rents and below market debt governed by HUD. The
Company as general partner and managing agent managed the day-to-day  operations of the partnership  for a fee (5% of rents  collected).  The Company's  economic benefit from these  partnerships was the management fee. There is no exposure to the Company of loss as a result of its involvement with these  partnerships.  No management  fees were  recognized  on these  partnerships  during the three- and nine-month periods ended September 30, 2005. The management fees earned on these partnerships  were $45 and $118 for the  three-  and  nine-month  periods  ended
September 30, 2004. The assets and liabilities of the seven partnerships totaled
$8,300 and $14,100 at September 30, 2004, respectively.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and therefore  consolidated  these entities  effective  March 31, 2004.
Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs.  The results of operations of the remaining  three of the original 34 VIEs for the  three-month  period ending  September 30, 2005 are included in  discontinued  operations as the VIEs are held for sale as described below.

The Company was the general partner in these 34 VIEs syndicated using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day operations of these partnerships for a  management  fee. In  addition,  the Company  has  certain  operating  deficit guarantees  and tax credit  guarantees to its limited  partners.  The Company is responsible  to fund  operating  deficits  to the  extent  there are any and can receive  operating  incentive  awards when cash flows reach certain levels.  The effect on the consolidated balance sheet as of September 30, 2005 is an increase in "Total assets" of $21,900, an increase in "Total liabilities" of $17,900, and an increase in "Minority interest" of $3,900. In connection with the adoption of
FIN 46R, the Company  recorded a $321 charge,  net of minority  interest,  for a cumulative  effect of a change in accounting  principle during the first quarter of 2004. This charge was a result of the negative  capital  accounts of minority interest partners that were absorbed by the Company.  Of the $17,900 increase in total liabilities, $17,000 represent non-recourse mortgage debt.

Effective  September 30, 2005, the Company has closed on the sale of all but one of the 41 VIEs.  The Company is actively  seeking  buyers for the one  remaining
VIE. The Company performed a valuation analysis on the underlying real estate of the one remaining  VIE, and as a result,  recorded an impairment  charge of $400 for the three month  period ended March 31, 2005 to adjust the net book value of the property to the Company's estimate of fair market value.

In  addition,  on September  30, 2005 two other VIEs were  disposed of through a transfer of deed in lieu of foreclosure. The Company had repurchased the limited partner's  interests  in  satisfaction  of any tax  credit  guarantees  or other obligations to that partner in January,  2005 for $5,700. In connection with the
Company's decision to dispose of the property, the Company performed a valuation analysis  on the  underlying  real  estate,  and as a result,  recorded a $7,300 impairment  of real  estate  during the first  quarter of 2005 to adjust the net book value of the property to the Company's  estimate of fair market value.  The mortgage note was sold in March, 2005. Finally, on September, 30, 2005, the deed was  transferred to the mortgage  holder in lieu of  foreclosure  resulting in a gain on sale of real estate of $7,700.

During the first quarter of 2004, the Company  recorded an impairment  charge of
$1,600  to  reduce  the  value  of  the  assets  associated  with  the  VIEs  to management's  estimate of fair market value. The impairment charge is classified in the financial statements as "Impairment of assets held as general partner" of
$1,116 and "Equity in earnings (losses) of unconsolidated affiliates" of $484. A portion of the total $1,116 charge, or $171, represents monies loaned to certain affordable  properties  during  the  first  quarter  of 2004  to fund  operating shortfalls,  which were not  anticipated  to be recovered  from  projected  sale proceeds. The remaining balance of $945 pertains to an additional net impairment charge taken to reduce the assets to estimated  fair market value.  Of the total impairment charge recorded of $1,600 for the three-month  period ended March 31,
2004, $655 related to cash advances to fund operating shortfalls.

The Company,  through its general partnership interest in an affordable property limited  partnership,  has  guaranteed the low income housing tax credits to the limited partners for a period of ten years totaling  approximately  $3,000. Such guarantee  requires  the Company to operate  the  property  in  compliance  with
Internal  Revenue  Code  Section  42 for 15 years.  In  addition,  acting as the general  partner in this one  partnership,  the Company is  obligated to advance funds to meet partnership operating deficits.

The  Company  believes  the  property's  operations  conform  to the  applicable requirements as set forth above. In addition, the Company has required the buyer of its general partner interests in the limited  partnerships to secure releases of the Company's guarantees from the limited partners.

As indicated above, the Company is working towards a complete disposition of its
general  partner  interests  in  affordable  properties.   The  following  table
summarizes  the  effect  of the  consolidation  requirements  of FIN  46R on the balance sheet as of September 30, 2005.

Consolidation Summary of the Balance Sheet as of September 30, 2005
(in thousands)

                                                               September 30,                           September 30,
                                                                   2005           Effect of FIN 46R        2005
                                                             (before FIN 46R)       Consolidation      (as reported)
                                                             ----------------       -------------      -------------
ASSETS
Real estate:
  Land                                                          $  416,538       $            -         $   416,538
  Construction in progress                                           1,738                    -               1,738
  Buildings, improvements and equipment                          2,817,939                    -           2,817,939
  Real estate held for sale or disposal, net                             -               21,173              21,173
                                                                ----------            ---------          ----------
                                                                 3,236,215               21,173           3,257,388
  Less:  accumulated depreciation                                 (478,645)                   -            (478,645)
                                                                ----------            ---------          ----------
         Real estate, net                                        2,757,570               21,173           2,778,743

Cash and cash equivalents                                            5,255                    9               5,264
Cash in escrows                                                     36,749                  838              37,587
Accounts receivable                                                  5,905                  104               6,009
Prepaid expenses                                                    21,437                  113              21,550
Investment in and advances to affiliates                               651                 (651)                  -
Deferred charges                                                    10,795                  265              11,060
Other assets                                                         8,591                    -               8,591
                                                                ----------            ---------          ----------
         Total assets                                           $2,846,953            $  21,851          $2,868,804
                                                                ==========           ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                          $1,751,511            $  17,043          $1,768,554
Line of credit                                                      94,000                    -              94,000
Accounts payable                                                    18,325                  393              18,718
Accrued interest payable                                             8,649                   89               8,738
Accrued expenses and other liabilities                              22,521                  309              22,830
Security deposits                                                   23,349                   98              23,447
                                                                ----------            ---------          ----------
         Total liabilities                                       1,918,355               17,932           1,936,287
                                                                ----------            ---------          ----------

Minority interest                                                  283,251                3,919             287,170
                                                                ----------            ---------          ----------

Stockholders' equity                                               645,347                    -             645,347
                                                                ----------            ---------          ----------
         Total liabilities and stockholders' equity             $2,846,953           $   21,851          $2,868,804
                                                                ==========           ==========          ==========

Acquisitions and Dispositions
-----------------------------

During  the first nine  months of 2005,  the  Company  acquired  five  apartment communities in five unrelated  transactions.  The acquisitions  consisted of one apartment  community  in  Maryland  with a total  of 204  units,  two  apartment communities in New Jersey with a combined 346 units, one apartment  community in
Long  Island,  NY with a total of 342  units,  and one  apartment  community  in
Pennsylvania  with a total of 146  units.  The  total  combined  purchase  price
(including  closing costs) of $119,900 equates to  approximately  $115 per unit.
Consideration for the communities was funded through the assumption or placement of new debt of $51,500, $55,800 from the Company's line of credit and $12,400 of
UPREIT Units (fair market value of $12,600).  The UPREIT Units are  exchangeable for shares of the  Company's  common stock on a one-for-one  basis.  For the two acquisitions involving the issuance of UPREIT units, values of $41.25 and $39.25 per unit were used for the  purpose of  determining  the number of UPREIT  Units issued in each acquisition.  Both per unit values were set based upon equivalent share price when the transactions were negotiated. The combined weighted average
expected  first  year   capitalization  rate  on  these  acquisitions  is  5.8%.
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

On  July  8,  2005,  the  Company  sold a  110-unit  property  in  Philadelphia,
Pennsylvania  for  $5,900.  A gain  on  sale  of  approximately  $1,800  (before allocation  of minority  interest)  was  recorded  in the third  quarter of 2005 related to this sale.  The  weighted  average  first  year  capitalization  rate projected on this disposition is 6.97%.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September  2008 and had $94 million  outstanding at September 30, 2005. The $1.8 billion in mortgage notes payable have varying  maturities  ranging from 1 to 36 years.  The weighted average interest rate of the Company's fixed rate notes was
6.11% and 6.23% at September 30, 2005 and December 31, 2004,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit facility  was 4.53%  and  2.98% at  September 30,  2005 and  December 31,  2004,
respectively.

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

The Company  leases its corporate  office space from an entity  affiliated  with
Nelson and Norman Leenhouts,  both co-founders and directors of the Company, and the office space for its  regional  offices from third  parties.  The  corporate office  space  requires an annual base rent plus a pro-rata  portion of property improvements,  real estate  taxes,  and common area  maintenance.  The  regional office leases require an annual base rent plus a pro-rata portion of real estate taxes.

On December 1, 2004,  the Company  entered into a lease  agreement  with a third party owner to manage the operations of one of its communities.  The lease has a term of five years, but after two years, (from the 24th month to the 36th month)
the owner may require the  Company to buy the  property.  From the 36th month to the end of the lease  term,  the  Company  has the right to require the owner to sell the property to the Company.  It is the Company's  expectation that closing on the  acquisition of the property will occur no later than 36 months after the commencement  of the  lease.  The  estimated  future  acquisition  cost  is $140 million.

As discussed in the section entitled "Variable Interest  Entities," the Company, through  its general  partnership  interest in an  affordable  property  limited partnership,  has  guaranteed  the Low  Income  Housing  Tax  Credits to limited partners totaling approximately $3,000. With respect to the guarantee of the low income  housing tax  credits,  the Company  believes the  property's  operations conform  to the  applicable  requirements  (as set  forth  above in the  seventh paragraph of the "Variable  Interest  Entities" section) and does not anticipate any payment on  the guarantees.  In  addition,  the  Company,  acting as general partner in this  partnership,  is obligated to advance funds to meet partnership operating  deficits.  The Company has required the buyers of its general partner interests  in the  limited  partnerships  to secure  releases  of the  Company's guarantees  from the limited  partner  and/or to indemnify  the Company  against payment on those guarantees.

Capital Improvements
--------------------

The  Company's  policy  is to  capitalize  costs  related  to  the  acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements  are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital
improvements  typically  include:  appliances,   carpeting  and  flooring,  HVAC
equipment,  kitchen/ bath cabinets,  new roofs,  site  improvements  and various
exterior  building  improvements.   Non-recurring,  revenue  generating  capital
improvements  include,  among other items:  community centers,  new windows, and kitchen/ bath apartment upgrades.  Revenue generating capital  improvements will directly result in rental earnings or expense savings.  The Company  capitalizes interest and certain internal  personnel costs related to the communities  under rehabilitation and construction.

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital  expenditures.  During the three-and  nine-month periods ended
September  30, 2005  approximately  $131 and $394 per unit was  estimated  to be spent on recurring capital  expenditures.  The table below summarizes the actual total capital  improvements,  (excludes  assets held for sale) incurred by major categories  for the three-and  nine-month  periods ended  September 30, 2005 and
2004 and an estimate of the  breakdown of total  capital  improvements  by major categories  between  recurring and  non-recurring,  revenue  generating  capital improvements  for the three-and  nine-month  periods ended September 30, 2005 as follows:

                                       For the three-month period ended September 30,
                                            (in thousands, except per unit data)
                                                            2005                                     2004
                                ------------------------------------------------------------------------------------
                                                         Non-                 Total                   Total
                                Recurring      Per  Recurring      Per      Capital       Per       Capital      Per
                                   Cap Ex  Unit(a)     Cap Ex  Unit(a) Improvements   Unit(a)  Improvements  Unit(a)
                                   ------  -------     ------  ------- ------------   -------  ------------  -------
New Buildings                     $     -     $  -    $ 1,374     $ 32      $ 1,374      $ 32       $   950     $ 23
Major building improvements           969       23      5,325      125        6,294       148         5,400      131
Roof replacements                     352        8      1,905       45        2,257        53           927       22
Site improvements                     352        8      2,381       56        2,733        64         2,963       72
Apartment upgrades                    703       16      5,089      120        5,792       136         7,741      188
Appliances                            597       14        662       16        1,259        30         1,208       29
Carpeting/Flooring                  1,822       43      1,408       33        3,230        76         3,257       79
HVAC/Mechanicals                      543       13      3,990       93        4,533       106         4,245      103
Miscellaneous                         256        6        582       14          838        20           681       17
                                   ------     ----    -------     ----      -------      ----       -------     ----
Totals                             $5,594     $131    $22,716     $534      $28,310      $665       $27,372     $664
                                   ======     ====    =======     ====      =======      ====       =======     ====

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,175  core  units,  2004  acquisition  units of 2,486 and 2005 acquisition  units of 948 for the  three-month  period ended  September 30,
     2005 and  39,175  core  units and 2004  acquisition  units of 2,089 for the three-month period ended September 30, 2004.

                                      For the nine-month period ended September 30,
                                           (in thousands, except per unit data)
                                                           2005                                      2004
                              -------------------------------------------------------------------------------------
                                                    Non-                 Total                   Total
                               Recurring   Per    Recurring    Per       Capital       Per       Capital      Per
                                  Cap Ex   Unit(a)  Cap Ex   Unit(a)   Improvements  Unit(a)  Improvements  Unit(a)
                                  ------   -------   ------   ------- ------------   -------  ------------  -------
New Buildings                   $      -  $    -   $ 3,686   $  87        $ 3,686    $  87       $  2,169   $  54
Major building improvements        2,884      68    10,704     253         13,588      321         14,101     348
Roof replacements                  1,046      25     3,167      75          4,213      100          2,278      56
Site improvements                  1,046      25     4,609     109          5,655      134          6,923     171
Apartment upgrades                 2,092      50    13,503     320         15,595      370         20,583     509
Appliances                         1,775      42     1,405      33          3,180       75          3,129      77
Carpeting/Flooring                 5,420     128     2,629      62          8,049      190          7,749     191
HVAC/Mechanicals                   1,616      38     8,835     209         10,451      247         10,379     256
Miscellaneous                        761      18     1,962      46          2,723       64          2,533      63
                                 -------    ----   -------  ------        -------   ------        -------  ------
Totals                           $16,640    $394   $50,500  $1,194        $67,140   $1,588        $69,844  $1,725
                                 =======    ====   =======  ======        =======   ======        =======  ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  39,175  core  units,  2004  acquisition  units of 2,486 and 2005 acquisition units of 597 for the nine-month period ended September 30, 2005 and  39,175  core  units  and  2004  acquisition  units  of  1,295  for the nine-month period ended September 30, 2004.

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
                                ------------------------------------------------------------------------------------
                                                         Non-                 Total                   Total
                                 Recurring    Per   Recurring    Per        Capital     Per         Capital    Per
                                    Cap Ex   Unit     Caup Ex    Unit   Improvements    Unit    Improvements   Unit
                                    ------   ----     -------    ----   ------------    ----    ------------   ----
Core Communities                    $5,144   $131     $19,309    $493      $24,453      $624       $26,381     $673
2005 Acquisition Communities           124    131         696     734          820       865             -        -
2004 Acquisition Communities           326    131       2,711   1,091        3,037     1,222           991      474
                                    ------   ----     -------    ----      -------      ----       -------     ----
Sub-total                            5,594    131      22,716     534       28,310       665        27,372      664
2005 Disposed Communities                1    131          23   2,737           24     2,868            90      818
2004 Disposed Communities                -      -           -       -            -         -           656      568
Corporate office expenditures(1)         -      -           -       -        2,420         -         1,092        -
                                    ------   ----     -------    ----      -------      ----       -------     ----
                                    $5,595   $131     $22,739    $534      $30,754      $665       $29,210     $661
                                    ======   ====     =======    ====      =======      ====       =======     ====

                                       For the nine-month period ended September 30,
                                            (in thousands, except per unit data)
                                                            2005                                     2004
                                ------------------------------------------------------------------------------------
                                                        Non-                 Total                   Total
                                 Recurring    Per  Recurring     Per       Capital      Per        Capital     Per
                                    Cap Ex   Unit     Cap Ex    Unit  Improvements     Unit   Improvements    Unit
                                    ------   ----     ------    ----  ------------     ----   ------------    ----
Core Communities                   $15,426   $394    $45,266  $1,155       $60,692   $1,549        $67,984  $1,735
2005 Acquisition Communities           235    394        920    1,541        1,155    1,935             -       -
2004 Acquisition Communities           979    394      4,314    1,735        5,293    2,129          1,860   1,436
                                   -------   ----    -------  ------       -------  ------         -------  ------
Sub-total                           16,640    394     50,500    1,194       67,140    1,588         69,844   1,725

2005 Disposed Communities               30    394         60     794            90    1,188            150   1,364
2004 Disposed Communities                -      -          -       -             -        -          1,986   1,357
Corporate office expenditures(1)         -      -          -       -         5,750        -          2,158       -
                                   -------   ----    -------  ------       -------   ------        -------  ------
                                   $16,670   $394    $50,560  $1,194       $72,980   $1,588        $74,138  $1,712
                                   =======   ====    =======  ======       =======   ======        =======  ======

(1)  No distinction is made between recurring and non-recurring expenditures for
     corporate  office.   Corporate  office  expenditures  includes  principally
     computer hardware, software and office furniture and fixtures.

Results of Operations
---------------------

Summary of Core Properties
--------------------------

The Company had 138  apartment  communities  with 39,175  units which were owned during the  nine-month  periods being  presented  (the "Core  Properties").  The
Company has  acquired/developed an additional sixteen apartment communities with
3,572 units during 2005 and 2004 (the "Acquired Communities").  The Company also disposed of six properties with a total of 1,756 units during 2005 and 2004 (the
"Disposition Communities").  The Disposition Communities have been classified as discontinued operations. Finally, beginning with the second quarter of 2004, the results  of  operations  for both  the  three-  and  nine-month  periods  ending
September 30, 2004,  include the results of operations of the affordable limited partnerships  ("Affordable  LPs") that have been consolidated in accordance with
FIN 46R for the first time.  The  Affordable  LPs also have been  classified  as discontinued  operations.  The inclusion of the Acquired  Communities  generally accounted  for the  significant  changes in operating  results for the three-and nine-months ended September 30, 2005.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                                Nine Months                               Three Months
                                                -----------                               ------------
                                     2005       2004   $ Change  % Change         2005       2004  $ Change  % Chg
                                     ----       ----   --------  --------         ----       ----  --------  -----
Rental income                    $317,674   $312,278     $5,396      1.7%     $107,170   $104,576    $2,594   2.5%
Property other income              17,826     15,006      2,820     18.8%        7,146      5,328     1,818  34.1%
                                 --------   --------      -----      ---       -------    -------     -----   ---
Total income                      335,500    327,284      8,216      2.5%      114,316    109,904     4,412   4.0%
Operating and Maintenance       (152,359)  (147,384)    (4,975)    ( 3.4%)    (49,291)   (47,565)  (1,726)  (3.6%)
                                 --------   --------     ------      ---       -------    -------     -----   ---
Net operating income             $183,141   $179,900     $3,241      1.8%      $65,025    $62,339    $2,686   4.3%
                                 ========   ========     ======      ===       =======    =======    ======   ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                                Nine Months                               Three Months
                                                -----------                               ------------
                                     2005       2004   $ Change   % Change        2005       2004  $ Change  % Chg
                                     ----       ----   --------   --------        ----       ----  --------  -----
Rental income                    $345,149   $323,922    $21,227      6.6%     $117,581   $110,731    $6,850   6.2%
Property other income              18,871     15,357      3,514     22.9%        7,626      5,484     2,142  39.1%
                                 --------   --------    -------      ---       -------    -------    ------   ---
Total income                      364,020    339,279     24,741      7.3%      125,207    116,215     8,992   7.7%
Operating and Maintenance        (165,065)  (152,267)  (12,798)    (8.4%)    (54,161)   (50,102)   (4,059) (8.1%)
                                 --------   --------    -------      ---       -------    -------    ------   ---
Net operating income             $198,955   $187,012    $11,943      6.4%      $71,046    $66,113    $4,933   7.5%
                                 ========   ========    =======      ===       =======    =======    ======   ===

Comparison of nine-months ended September 30, 2005 to the same period in 2004
-----------------------------------------------------------------------------

Of the  $21,227  increase  in rental  income,  $15,831  is  attributable  to the
Acquired Communities.  The balance of this increase, or $5,396 which is from the
Core  Properties,  was the result of an  increase  of 2.2% in  weighted  average rental rates, offset with a decrease in occupancy from 93.4% to 93.0%. Occupancy is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible rental income. Total possible rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges,  net profits from corporate  apartments,  cable  revenue,  pet charges, utility recovery charges,  and miscellaneous  charges to residents  increased by
$3,514. Of this increase,  $694 is attributable to the Acquired  Communities and
$2,820  represents a 18.8%  increase from the Core  Properties.  Included in the
Core  increase is $1,533 which  represents  increased  water and sewer  recovery charges compared to 2004.

Other  income  decreased  $465  due  primarily  to a  decrease  in the  level of management  fee  activity  as a  result  of the sale of the  affordable  limited partnerships.

Of the  $12,798  increase  in  operating  and  maintenance  expenses,  $7,823 is attributable to the Acquired  Communities.  The balance,  a $4,975 increase,  is attributable to the Core Properties and is primarily due to increases in natural gas heating costs,  personnel costs, and real estate taxes. These increases were offset in part by savings in repairs and  maintenance  and  insurance  expenses.
Natural  gas  heating  costs  were up $1,710 or 12.7%  over  2004.  We have seen significant  increases  in the  cost of  natural  gas per  decatherm.  Personnel expenses  were up $2,034,  or 6.0%.  Contributing  to this was normal  operating payroll  increases  of $1,225,  or 3.8% and an increase in site level  incentive compensation of $809. Real estate taxes were up $1,999,  or 6.1%. Of this, $204, or 0.6% is from a prepaid tax  adjustment  needed to bring our balance  sheet to the  proper  amount.  The  balance is a 5.5%  increase  in normal  increases  in assessed  values and tax rates.  The  decrease  in repairs and  maintenance  was
$1,007 or 4.3% compared to a year ago. The nine-month period in 2004 included an
$805  additional  tax  payment for the NYS sales tax audit.  Property  insurance decreased  $869,  or 15.5%,  for the period  primarily  due to a decrease in our property  and  general  liability  premiums,  and losses to date which have been projected using actuarial assumptions.

The cost of supplying  heat to our residents will be going up  substantially  in the fourth  quarter of 2005 and into 2006 based on the  increase  in natural gas costs.  The price  increase per  decatherm  was  exacerbated  by the  hurricanes affecting  Gulf  Coast  production  in the fall of  2005.  In  response  to this increased  cost,  the Company has been searching for ways to recover some or all of this marginal  increase from our residents by  instituting  utility  recovery programs. The water and sewer recovery program has been under way since March of
2005. The amount of  reimbursement  has been growing steadily as the program has been  rolled  out upon lease  renewals.  The  increased  income is  included  in property other income and was discussed above. Starting in September,  2005, the
Company is also instituting energy recovery programs to specifically address our higher  natural gas costs.  This  program  will start out small,  but as we have experienced  with the water and sewer  program,  we expect quick growth over the next few  quarters.  For the fourth  quarter of 2005,  our  expectation  is that increased  energy  costs  (over what was  expected  just three  months ago) will exceed these reimbursements by about three cents per share as measured for Funds from Operations, or FFO. For all of 2006, the income from both recovery programs is expected  to exceed the  marginal  increase  in the  heating  cost line item, although there will be timing  differences,  as a significant portion of heating costs are  incurred in the first  quarter,  while the  reimbursements  will grow during the year.

General  and  administrative  expense  decreased  in 2005 by  $53.  General  and administrative  expenses as a percentage of total revenues were 3.9% for 2005 as compared to 4.2% for 2004.  The  decrease  is the result of a  reduction  in the level of corporate  incentive  compensation  accrued in 2005,  mostly  offset by increased  expenses relating to compliance with the internal controls review and improvements  in response to Section 404 of the  Sarbanes  Oxley Act of 2002 and
applicable  regulations of the U.S. Securities and Exchange Commission and audit work completed in the first quarter of 2005.

Interest  expense  increased  in 2005 by  $10,560  as a result of the  increased borrowings in connection with acquisition of the 2005 Acquisition Communities, a full nine months of interest  expense for the 2004  Acquisition  Communities and additional  mortgage debt and  refinanced  mortgage  debt incurred  during 2004.
Interest  expense  was  reduced  in the  second  quarter  of 2005 by $393  while interest  expense  in the first  quarter  of 2004 was  reduced  by $996 when two mortgage  loans were paid off early at amounts less than the amounts  carried on the Company's balance sheet. Finally, $233 in interest relative to the sales tax liability recorded and described above is included in 2004.

Depreciation and amortization  expense  increased $8,190 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

The Company has sold  virtually  all of the assets  associated  with its general partner  interests in the affordable  properties in order to focus solely on the direct ownership and management of market rate apartment communities. The assets included principally loans, advances and management contracts.  During the first nine months of 2004, the Company recorded  impairment charges of $1,116. Of this total,  $171  represented  advances made to certain of the Affordable LPs, which the  Company  believed  would  not be  repaid  upon the sale of the  loans.  The remaining  $945 pertains to an  additional  net  impairment  charge taken on the remaining  properties  owned by the  Affordable LPs to reduce the assets to fair market  value.  In  connection  with  FIN  46R,  the  Company  was  required  to consolidate the majority of the Affordable LPs  results of operations  beginning
April 1, 2004.  The results of operations of the  Affordable LPs are included in discontinued operations for both the nine-month periods ended September 30, 2005 and 2004.

The equity in earnings (losses) of unconsolidated  affiliates was a loss of $538 for the nine months ended September 30, 2004 primarily the result of the general partner recording a greater share of the underlying  investment's  losses due to
the  loans  and  advances  to  certain  of  the  affordable   property   limited
partnerships where the limited partner had no capital account.  This is pursuant to the accounting requirements of EITF 99-10,  "Percentage Used to Determine the
Amount of Equity Method  Losses."  Included and  classified in this account were
$484 of advances  made  during the first three  months of 2004 which the Company believes will not be repaid upon sale.

Minority  interest  decreased  $1,398 due to a general  decrease  in income from operations.

Included in  discontinued  operations for the nine-month  period ended September
30, 2005, are the results of operations of one apartment  community sold and one held for sale that in connection  with FIN 46R were required to be  consolidated beginning April 1, 2004. As all significant  contingencies  surrounding the sale of the properties  have been resolved,  the Company has considered  these assets held for sale and has  reported  them in  discontinued  operations  (see further detail supplied under "Variable Interest Entities" section).

In  connection  with  the  adoption  of FIN 46R,  the  Company  recorded  a $321 cumulative  effect  charge  of a change  in  accounting  principle  in the first quarter of 2004.  This  charge was the result of  negative  capital  accounts of minority interest partners that were absorbed by the Company.

Comparison of the  three-months  ended  September 30, 2005 to the same period in
--------------------------------------------------------------------------------
2004
----

Of the $6,850 increase in rental income,  $4,256 is attributable to the Acquired
Communities.  The  balance of this  increase,  or $2,594  which is from the Core
Properties,  was the result of an increase of 0.8% in  weighted  average  rental rates,  plus an increase in occupancy from 92.8% to 93.6%.  Occupancy is defined as total  possible  rental  income,  net of  vacancy  and bad debt  expense as a percentage of total  possible  rental income.  Total  possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport charges,  net profits from corporate  apartments,  cable  revenue,  pet charges, utility recovery charges,  and miscellaneous  charges to residents  increased by
$2,142. Of this increase,  $324 is attributable to the Acquired  Communities and
$1,818  represents a 34.1%  increase from the Core  Properties.  Included in the
Core properties  increase is $1,041 which  represents  increased water and sewer recovery charges compared to 2004.

Other  income  decreased  $329  due  primarily  to a  decrease  in the  level of management  fee  activity  as a  result  of the sale of the  affordable  limited partnerships.

Of the  $4,059  increase  in  operating  and  maintenance  expenses,  $2,333  is attributable to the Acquired  Communities.  The balance,  a $1,726 increase,  is attributable  to the  Core  Properties  and is  primarily  due to  increases  in electricity costs,  personnel costs, and real estate taxes. These increases were offset in part by a reduction in property  insurance.  Electricity costs were up
$298, or 13.2% due to a much hotter summer compared to normal which  contributed to higher  electricity  usage.  Personnel  expenses  increased  $301,  with $378 resulting from increased site level incentive compensation  reflecting improving rent and  occupancies  compared to a year ago. The 4.5%  variance in real estate taxes results from normal  increases in assessed values and tax rates.  Property insurance  decreased for the period  primarily due to a decrease in our property and general  liability  premiums,  and losses to date which have been  projected using actuarial assumptions.

General  and  administrative  expense  increased  in 2005 by  $15.  General  and administrative  expenses as a percentage of total revenues were 3.9% for 2005 as compared to 4.2% for 2004.

Interest  expense  increased  in 2005 by  $4,043  as a result  of the  increased borrowings in connection with acquisition of the 2005 Acquisition Communities, a full  quarter of  interest  expense  for the 2004  Acquisition  Communities  and additional  mortgage debt and  refinanced  mortgage debt which took place during
2004.

Depreciation and amortization  expense  increased $2,640 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Minority  interest  decreased  $429 due to a general  decrease  in  income  from operations,  offset by the increase in the  minority  interest  percentage  from
31.9% to 32.6%.

Included in discontinued  operations for the three-month  period ended September
30, 2005 are the  results of  operations  of one  apartment  community  sold and properties  owned by the remaining  Affordable LPs that, in connection  with FIN
46R,  were  required  to  be  consolidated   beginning  April 1,  2004.  As  all
significant contingencies surrounding the sale of the affordable properties have been  resolved  the Company has  considered  these assets held for sale and have reported them in discontinued operations.

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

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating  activities in accordance with GAAP and is not necessarily  indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital improvements  (including  capitalized interest) reflected as an increase to real estate  assets.  The  Company's  total capital  improvements  include an annual reserve for anticipated  recurring,  non-revenue  generating  capitalized costs of $525 per  apartment  unit.  Please refer to the  "Capital  Improvement"
section  above in MD and A. Cash provided by operating  activities  was $100,619 and $125,368 for the  nine-month  periods  ended and $36,615 and $40,208 for the three-month periods ended September 30, 2005 and 2004,  respectively.  Cash used in investing  activities  was $166,545 and $202,030 for the  nine-month  periods ended and $104,758 and $97,223 for the  three-month  periods ended September 30,
2005 and 2004,  respectively.  Cash provided by financing activities was $63,265 and $78,976  for the  nine-month  periods  ended and $63,334 and $58,594 for the three-month periods ended September 30, 2005 and 2004, respectively.  FFO should not be  considered  as an  alternative  to net  income as an  indication  of the
Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the nine-and three-months ended September 30, 2005 and 2004 are presented below (in thousands):

                                                            Nine Months               Three Months
                                                            -----------               ------------
                                                         2005         2004         2005         2004
                                                         ----         ----         ----         ----
Net income available to common shareholders          $ 21,521      $16,349      $15,353      $ 3,027
Minority interest                                       9,842       11,240        4,133        4,562
Minority interest - income (loss) from
     discontinued operations                           (2,379)        (201)         216           49
Minority interest - gain (loss) from disposition of
     discontinued operations                            2,389       (3,195)       2,389       (3,195)
Depreciation and amortization from real property       72,524       67,566       24,997       23,225
Depreciation from real property from                        -          556
     unconsolidated entities                                                          -            -
Impairment on General Partner real estate                   -          945
     investment                                                                       -            -
Loss on disposition of property                             -           50            -            -
(Gain) loss on disposition of discontinued
     operations, net of minority interest              (1,353)        (417)      (1,431)          94
Cumulative effect of change in accounting
     principle, net of minority interest                    -          321            -            -
                                                     --------      -------      -------      -------
FFO - Basic                                          $102,544      $93,214      $45,657      $27,762

Convertible preferred dividends                           879            -            -            -
                                                     --------      -------      -------      -------
FFO - Diluted                                        $103,423      $93,214      $45,657      $27,762
                                                     ========      =======      =======      =======

Weighted average common shares/units
     outstanding(1):
         - Basic                                     47,828.7     48,660.3     48,255.2     48,894.6
                                                     ========     ========     ========     ========
         - Diluted                                   48,680.2     49,100.3     48,686.3     49,338.6
                                                     ========     ========     ========     ========

(1)  The calculation assumes the conversion of dilutive common stock equivalents including  convertible  preferred  stock for the  nine-month  period  ended
     September 30, 2005 and the conversion of all UPREIT units to common shares.
     The convertible preferred stock had an anti-dilutive effect; therefore, the convertible  preferred  dividends  are not  included in FFO diluted for the three and nine months ended September 30, 2004.

All REITs may not be using the same definition for FFO.  Accordingly,  the above presentation  may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants
---------

Series F Preferred Stock
------------------------

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative  Redeemable Preferred Stock Article
Supplementary,  of at least 1.75 to 1.0. The fixed charge coverage ratio and the components  thereof do not represent a measure of cash  generated from operating activities in accordance with generally accepted  accounting  principles and are not necessarily  indicative of cash available to fund cash needs.  Further, this ratio should not be  considered  as an  alternative  measure to net income as an indication  of the  Company's  performance  or of  cash  flow  as a  measure  of liquidity. The Company has been in compliance with the covenant since the Series
F Preferred Stock was issued. If the Company fails to be in compliance with this covenant for six or more consecutive fiscal quarters,  the holders of the Series
F  Preferred  Stock would be  entitled  to elect two  directors  to the board of directors of the Company. The calculation of the fixed charge coverage ratio for the four most recent quarters since the issuance of the Series F Preferred Stock is  presented  below (in  thousands).  Net  operating  income from  discontinued
operations  in the  following  calculation  is  defined as total  revenues  from discontinued operations less operating and maintenance expenses.

                                    Calculation Presented for Series F Covenants
                                                                                    Three-months ended
                                                                                    ------------------
                                                                     Sept. 30,    June 30,      Mar.31,     Dec. 31,
                                                                          2005        2005         2005         2004
                                                                          ----        ----         ----         ----
EBITDA
------
    Total revenues                                                    $125,775    $121,636     $118,787     $118,357
    Net operating income (loss) from discontinued operations             1,045        (343)         142        2,143
    Operating and maintenance                                          (54,161)    (53,623)    (57,511)     (52,227)
    General and administrative                                          (4,894)     (4,144)      (5,405)      (9,482)

    Equity in earnings (losses) of unconsolidated affiliates                 -           -            -            -
                                                                       -------     -------     --------      -------
                                                                       $67,765     $63,526     $ 56,013      $58,791
Fixed Charges
-------------
    Interest expense                                                   $27,059     $25,173     $ 24,943      $23,891
    Interest expense on discontinued operations                            382         279           21          442
    Preferred dividends                                                  1,350       1,681        1,898        1,898
    Capitalized interest                                                   254         339          191          191
                                                                       -------     -------     --------      -------
                                                                       $29,045     $27,472     $ 27,053      $26,422

Fixed charge coverage ratio:                                              2.33        2.31         2.07         2.23

Line of Credit
--------------

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to maintain  certain  financial  ratios and  measurements.  One of these
covenants  was  that  the  Company  could  not  pay  any   distribution  to  its
shareholders  and holders of its UPREIT Units if a  distribution,  when added to other distributions paid during the three immediately preceding fiscal quarters, exceeded  the  greater of : (i) 90% of funds from  operations,  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's status as a REIT.  Historically  there were certain quarters where the
Company did not meet this specific covenant and appropriate waivers were granted by the participating banks. The new credit agreement effective September 1, 2008 has removed this covenant  completely.  The line of credit has not been used for long-term  financing  but adds a certain  amount of  flexibility,  especially in meeting the Company's  acquisition goals. Many times it is easier to temporarily finance an  acquisition or stock  repurchase in a short-term  nature through the line of credit,  with  long-term  secured  financing or other sources of capital replenishing the line of credit availability.

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities  and at different  times.  During 2001 through 2003, many regions of the United States  experienced  varying degrees of economic recession and  certain  recessionary  trends,  such as the  cost of  obtaining  sufficient property and liability  insurance  coverage,  short-term  interest rates,  and a temporary  reduction in occupancy.  Starting in 2004 and into 2005,  the economy has shown improvement which has benefited multifamily apartments. We continue to review our  business  strategy and given our  property  type and the  geographic regions  in  which we are  located,  we do not  anticipate  any  changes  in our strategy or material effects in financial performance.

Declaration of Dividend
-----------------------

On  November  4, 2005,  the Board of  Directors  approved a dividend of $.64 per share for the quarter  ended  September 30, 2005.  This is the  equivalent of an annual  distribution  of $2.56 per share.  The dividend is payable  November 25,
2005 to shareholders of record on November 15, 2005.

On November 4, 2005, the Company also declared a regular  dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  November 30, 2005.  The dividend on the  preferred  shares is payable on
November 30, 2005 to  shareholders of record on November 15, 2005. This dividend is equivalent to an annualized rate of $2.25 per share.

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
operations.

In 2001,  the Company  underwent a state capital stock tax audit.  The state had assessed  taxes of $469 for the 1998 and  1999 tax  years  under  audit.  If the state's  position is applied to all tax years  through  December 31,  2001,  the assessment would be $1,300. At the time, the Company believed the assessment and the state's  underlying  position were not supportable by the law nor consistent with previously  provided  interpretative  guidance from the office of the State
Secretary of Revenue.  After two subsequent  enactments by the state legislation during 2002  affecting  the  pertinent  tax statute,  the Company was advised by outside tax counsel  that its filing  position  for  1998-2001  should  prevail.
During December 2003, the state's governor signed legislation which included the
REIT tax  provisions.  Based upon this,  Company's tax counsel  expects that the outstanding  litigation should now be able to be resolved.  Effective January 1,
2003, the Company  reorganized  the ownership of Home  Properties  Trust,  which should  subject  the  Company to a much  lower  level of tax going  forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39, including  interest.  During the first quarter of 2005, the Company filed a protest with the Pennsylvania  State  Commonwealth Court concerning the 1999 tax year. Settlement  discussions have occurred during the third quarter of 2005 for the open years 1999-2001. Based on these discussions,  the Company believes that the likelihood of settling all three open years has  increased,  and has accrued
$160.

During  April,  2004,  the Company  finalized  negotiations  with New York State settling a sales and use tax audit  covering the period June 1, 1999 through May
31,  2002.  The total cost to the  Company as a result of the audit  amounted to
$861.  This was included in the first quarter 2004 results and allocated $448 to expense and $413 capitalized to real estate assets for improvements.

As a result of this  audit,  during the  second  quarter  of 2004,  the  Company examined  its sales  and use tax  compliance  in the  other  states in which the
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of June 30, 2004 in those states where it found  non-compliance and recorded at June 30, 2004 a liability of $1,712. This was included in the second quarter  results  and  allocated  $761 to expense and $951  capitalized  to real estate assets for  improvements.  The liability  recorded  relates to the period beginning on the later of: (i) the date the Company first purchased  property in the  applicable  state;  or (ii) January 1, 1997 and ending on June 30, 2004. In addition,  the Company increased the liability for sales tax exposure by $68 for the six-month  period ended  December 31,  2004. The Company has filed Voluntary
Disclosure  Agreements  ("VDAs")  with the four states where it had  significant financial exposure. During the first six months of 2005, the Company signed VDAs with these  states  which have  agreed to limit the VDA  filing  period  back to
January 1, 2001, and has satisfied all financial obligations under the VDAs. For the three- and six-month  periods ended June 30, 2005,  the Company has recorded adjustments to the liability for both the effects of signing the VDAs as well as for the results of the  Company's  additional  testing for the first six months.
The net impact of these adjustments resulted in a decrease in real estate assets of $175,  interest  expense  of $115 and  operating  expenses  of $108 for a net decrease to the accrued liability of $398. During the third quarter of 2005, the
Company  finalized  negotiations  with New York State settling a sales tax audit covering the period June 1, 2002 through  November 30, 2004.  The settlement was not materially  different  from what had been accrued.  The result of the recent payments on the VDAs and this New York State audit is that the sales tax accrual which had been over  $1,712 (as  referenced  above)  has been  reduced to $16 at
September 30, 2005.

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

New Accounting Standards
------------------------

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
No. 123R Share Based Payment ("SFAS No.  123R").  The statement is a revision of
SFAS No. 123 Accounting for  Stock-Based  Compensation.  SFAS No 123R supersedes
APB Opinion No. 25  Accounting  for Stock Issued to  Employees,  and its related implementation guidance. SFAS 123R, requires that entities recognize the cost of employee  services  received in exchange for awards of equity  instruments (i.e.
stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. On January
1, 2003,  the Company  adopted the  provisions  of SFAS No. 148  Accounting  for
Stock-Based  Compensation - Transition and Disclosure,  an Amendment to SFAS No.
123.  Effective on that date, the Company began  recognizing  compensation  cost related to stock option  grants.  Based upon the Company's  adoption of SFAS No.
148,  the Company  does not expect the  application  of SFAS No. 123R  beginning
January  1,  2006  to  have a  material  impact  on  the  Company's  results  of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's  primary  market risk exposure is interest rate risk. At September
30, 2005 and December 31,  2004, approximately 90% and 89%, respectively, of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately 7 and 8 years, respectively,  and a weighted average interest rate of approximately  6.11% and 6.23%,  respectively,  including the $29 million and
$34 million,  respectively,  of debt which has been swapped to a fixed rate. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 12 and 8 years,  respectively,  and a weighted average interest rate of 4.48 % and 2.98%,  respectively,  at September 30, 2005 and  December 31,  2004.  The Company  does not intend to utilize a  significant amount of permanent  variable rate debt to acquire  properties in the future. On occasion,  the Company may use its line of credit in connection  with a property acquisition or stock repurchase with the intention to refinance at a later date.
The Company  believes,  however,  that in no event would  increases  in interest
expense  as  a  result  of   inflation   significantly   impact  the   Company's
distributable cash flow.

At  September  30, 2005 and December  31,  2004,  the interest  rate risk on $29 million  and $34  million,  respectively,  of such  variable  rate debt has been mitigated  through the use of interest rate swap  agreements  (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the  counter-parties to the Swaps. The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At September  30, 2005 and December  31, 2004,  the fair value of the  Company's fixed rate debt, including the $29 million and $34 million, respectively,  which was swapped to a fixed rate,  amounted to a liability of $1.74 billion  compared to its carrying amount of $1.66 billion.  The Company estimates that a 100 basis point increase in market interest rates at September 30, 2005 would have changed the fair value of the Company's fixed rate debt to a liability of $1.67 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain  funds  through  additional  equity  offerings  and/or the issuance of
UPREIT Units.  Accordingly,  the cost of obtaining such interest rate protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative  financial  instruments  for trading or speculative  purposes.  As of
September 30, 2005, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of
September 30, 2005, the effectiveness of the disclosure  controls and procedures
(as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act"))  and have  determined  that  such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ended December 31, 2005 that has materially affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial  reporting.  The Company has not identified any material weaknesses in its internal controls.

                           PART II - OTHER INFORMATION

                              HOME PROPERTIES, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED
        ------------------------------------------------------------------------
        SECURITIES
        ----------

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable  for share  repurchase.  Recently,  the  Company's  Board of Directors removed certain price restrictions,  which substantially  enhances the Company's
ability  to  repurchase   shares.   At  December  31,  2004,   the  Company  had
authorization  to repurchase  2,000,000  shares of common stock and UPREIT Units under the stock repurchase program. On February 16, 2005, the Board of Directors approved  a  2,000,000  share  increase  in the  stock  repurchase  program.  In addition,  participants in the Company's Stock Benefit Plan can use common stock of the Company  that they  already  own to pay all or a portion of the  exercise payable to the Company upon the exercise of an option. In such event, the common stock used to pay the  exercise  price is returned to  authorized  but  unissued status, and for purposes of this table is deemed to have been repurchased by the
Company.  The  following  table  summarizes  the total number of shares  (units)
repurchased by the Company during the  three-month  period ending  September 30,
2005.

                                                                      Total shares (units)    Maximum shares
                                         Total shares     Average         purchased as       (units) that may
                                            (units)      price per     part of publicly-     yet be purchased
                   Period                purchased(1)   share (unit)     announced Plan       under the Plan
                   ------                ------------   ------------     --------------       --------------

Balance June 30, 2005                                                                             2,699,300

July 1, 2005 to July 31, 2005                   1,199       $45.09                  -                     -

August 1, 2005 to August 31, 2005              11,981       $40.84                  -                     -

September 1, 2005 to September 30, 2005       208,289       $38.93            205,900             2,493,400
                                              -------       ------            -------             ---------
                                              221,469       $39.07            205,900             2,493,400
                                              =======       ======            =======             =========

(1)  During the three months ended  September 30, 2005, the Company  repurchased
     15,569  shares of common stock  through  share  repurchase  by the transfer agent  in the  open  market  in  connection  with  the  Company's  Dividend
     Reinvestment Plan ("DRIP"), which are included in this table.

ITEM 6.  EXHIBITS

Exhibit 10.78 Amendment No. Four to Credit  Agreement  between Home  Properties,
              L.P., certain Lenders, and Manufacturers and Traders Trust Company and Administrative Agent
Exhibit 10.79 Agreement, dated September 30, 2005 between General Electric
              Credit Equities, Inc. and H.P. Knolls I Associates, L.P.
Exhibit 10.80 Agreement, dated September 30, 2005, between General Electric
              Credit Equities, Inc. and H.P. Knolls II Associates, L.P.
Exhibit 31.1  Section 302 Certification of Chief Executive Officer
Exhibit 31.2  Section 302 Certification of Chief Financial Officer
Exhibit 32.1  Section 906 Certification of Chief Executive Officer
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

                                Date:    November 9, 2005
                                         -------------------------------------

                                By:      /s/ Edward J. Pettinella
                                         -------------------------------------
                                         Edward J. Pettinella
                                         President and Chief Executive Officer

                                Date:    November 9, 2005
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