Form 10-K
period 2005-12-31
HOME PROPERTIES INC
filed 2006-03-13
CIK 923118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X)  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       or

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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

      Title of each class           Name of each exchange on which registered
 Common Stock, $.01 par value                New York Stock Exchange
--------------------------------   -----------------------------------------

           Securities registered pursuant to section 12(g) of the Act:
                          _____________________________
                                (Title of class)
                          _____________________________
                                (Title of class)

Indicate by checkmark if the  registrant  is a well-known  seasoned  issuer,  as defined in Rule 405 of the Securities Act.

YES         X           NO
          ------               ------

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES                     NO       X
          ------               ------

Indicate by checkmark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.

YES         X           NO
          ------               ------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K (ss.229.405 of this chapter) is not contained herein,  and will not be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES         X           NO
          ------               ------

Indicate by checkmark  whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer / X /  Accelerated filer / / Non-accelerated filer /  /

Indicate by checkmark  whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).

YES                     NO       X
          ------               ------

The aggregate market value of the shares of common stock held by  non-affiliates
(based on the  closing  sale price on the New York Stock  Exchange)  on June 30,
2005, was approximately $1,365,193,884.

As of February 21, 2006, there were 31,209,603  shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Document                            Parts Into Which Incorporated

 Proxy Statement for the Annual Meeting of Stockholders to       Part III
              be held on May 4, 2006

                                                                     HOME PROPERTIES, INC.

                                                                       TABLE OF CONTENTS

                                                                                                                 Page
PART I.

                Item 1.      Business                                                                               4
                Item 1A.     Risk Factors                                                                          12
                Item 1B.     Unresolved Staff Comments                                                             15
                Item 2.      Properties                                                                            16
                Item 3.      Legal Proceedings                                                                     22
                Item 4.      Submission of Matters to a Vote of Security Holders                                   22
                Item 4A.     Executive Officers                                                                    23

PART II.

                Item 5.      Market for the Registrant's Common Equity, Related Shareholder Matters, and
                                      Issuer Purchases of Equity Securities                                        25
                Item 6.      Selected Financial Data                                                               27
                Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                                      Operation                                                                    30
                Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                            56
                Item 8.      Financial Statements and Supplementary Data                                           57
                Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                                      Disclosure                                                                   57
                Item 9A.     Controls and Procedures                                                               57
                Item 9B.     Other Information                                                                     58

PART III.

                Item 10.     Directors and Executive Officers of the Registrant                                    59
                Item 11.     Executive Compensation                                                                62
                Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                                      Stockholders Matters                                                         62
                Item 13.     Certain Relationships and Related Transactions                                        62
                Item 14.     Principal Accountant Fees and Services                                                62

PART IV.

                Item 15.     Exhibits, Financial Statement Schedules                                               63

                                     PART I

Forward-Looking Statements
--------------------------

This Form 10-K contains forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1943. Our actual results could differ materially from those set forth in each forward-looking  statement.  Certain  factors that might cause such a difference are  discussed in this report,  included in the section  entitled  "Overview" on page 30 of this Form 10-K.

Item 1.  Business
-----------------

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

The Company conducts its business through Home Properties,  L.P. (the "Operating
Partnership"),  a New York limited partnership in which the Company held a 65.2%
partnership  interest as of December 31, 2005 (67.7% at December 31, 2004) (such interest has been  calculated  as the  percentage of  outstanding  common shares divided by the total outstanding common shares and limited  partnership units in the Operating  Partnership  ("UPREIT  Units")  outstanding)  and two  management companies (together,  the "Management Companies") - Home Properties  Management,
Inc.  ("HP Management")  and Home Properties  Resident Services,  Inc. ("HPRS"),
both of which are Maryland corporations.

Home  Properties,  through its affiliates  described  above,  as of December 31,
2005,  operated 158 communities with 47,001  apartment  units. Of these,  43,432 units in 153 communities are owned outright (the "Owned Properties"),  868 units in one  community  are  managed  and  partially  owned by the Company as general partner,  and 2,701  units in four  communities  are  managed  for other  owners
(collectively, the "Managed Properties").

The Owned Properties and the Managed Properties (collectively, the "Properties")
are concentrated in the following market areas:

                                               Apts.           Apts. Managed As            Apts.                 Apt.
               Market Area                     Owned           General Partner          Fee Managed            Totals
               -----------                     -----           ---------------          -----------            ------
Suburban New York City                         8,432                  -                       -                 8,432
Suburban Washington, D.C.                      8,192                  -                   1,387                 9,579
Philadelphia, PA                               5,948                  -                       -                 5,948
Baltimore, MD                                  5,842                  -                   1,314                 7,156
Detroit, MI                                    5,046                  -                       -                 5,046
Upstate New York                               4,567                  -                       -                 4,567
Chicago, IL                                    2,242                  -                       -                 2,242
Boston, MA                                     1,252                  -                       -                 1,252
Southeast FL                                     836                  -                       -                   836
Portland, ME                                     643                  -                       -                   643
Dover, DE                                        432                  -                       -                   432
Columbus, OH                                       -                868                       -                   868
                                              ------                ---                   -----                ------

Total # of Units                              43,432                868                   2,701                47,001
                                              ======                ===                   =====                ======

Total Number of Communities                      153                  1                       4                   158

The Company's mission is to maximize  long-term  shareholder value by acquiring, repositioning,  and managing market-rate  apartment  communities while enhancing the quality of life for its residents and providing employees with opportunities for growth and accomplishment. Our vision is to be a prominent owner and manager of market-rate apartment communities,  predominantly B class, typically with 150 units or more located in selected  suburban  markets of metropolitan  areas with substantial barriers to new development. The suburban areas we have targeted for growth are around  Baltimore,  Boston,  New York City,  Philadelphia,  Southeast
Florida and Washington, D.C. We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

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

Structure
---------

The  Company was formed in November  1993 as a Maryland  corporation  and is the general partner of the Operating  Partnership.  On December 31, 2005, it owned a
66.8% interest in the Operating  Partnership  (such interest has been calculated as the  percentage  of  outstanding  common and  preferred  shares  owned by the
Company divided by the total outstanding  common shares,  preferred shares,  and
UPREIT  Units  outstanding)  - one  percent  as  sole  general  partner  and the remainder  as a limited  partner  through  its  wholly  owned  subsidiary,  Home
Properties  I, LLC,  which owns 100% of the  limited  partner,  Home  Properties
Trust. A portion of the limited partner  interests held by Home Properties Trust as of December  31, 2005  consisted  of all of the Series F Limited  Partnership
Units (2,400,000 units, or 4.8% of the total).  Those preferred interests in the
Operating  Partnership  have rights and  preferences  that mirror the rights and preferences  of the holders of the  related  series of  preferred  shares in the
Company.  The remaining  units  (30,68l,246  or 61.0% of the total) held by Home
Properties  Trust have  basically  the same  rights as the other  holders of the other UPREIT Units. Those other holders are certain individuals and entities who received  UPREIT Units as  consideration  for their interests in entities owning apartment communities purchased by the Operating Partnership,  including certain officers and directors of the Company.

The Operating  Partnership is a New York limited  partnership formed in December
1993. Holders of UPREIT Units in the Operating  Partnership may redeem an UPREIT
Unit  for one  share of the  Company's  common  stock or cash  equal to the fair market  value at the  time of the  redemption,  at the  option  of the  Company.
Management  expects that it will  continue to utilize  UPREIT Units as a form of consideration for a portion of its acquisition properties.

The Management Companies are wholly owned subsidiaries of the Company,  and as a result the accompanying  consolidated  financial statements include the accounts of the  Management  Companies.  Both of the  Management  Companies  are Maryland
corporations  and are taxable REIT  subsidiaries  under the Tax Relief Extension
Act of 1999.  HP  Management  was formed in January  1994 and HPRS was formed in
December 1995.  The  Management  Companies  managed,  for a fee,  certain of the commercial,  residential and development  activities of the Company and provided construction,  development and redevelopment  services for the Company. With the transfers of the affordable  management  properties  and  commercial  management contracts,  the amount of activity in the  Management  Companies  was minimal in
2005.

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

The Company  currently  has  approximately  1,500  employees  and its  executive offices are  located at  850 Clinton  Square,  Rochester,  New York  14604.  Its
telephone number is (585) 546-4900.

Operating Strategies
--------------------

The Company will  continue to focus on enhancing the  investment  returns of its properties by:  (i) acquiring  apartment  communities  and  repositioning  those properties  for long-term  growth at prices that provide a positive  spread over the  Company's  long-term  blended  cost of capital;  (ii)  recycling  assets by disposing of properties in low growth  markets and those that have reached their potential or are less efficient to operate due to size or remote location; (iii)
balancing its decentralized property management philosophy with the efficiencies of centralized support functions and accountability including volume purchasing;
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

Acquisition and Sale Strategies
-------------------------------

The Company's strategy is to grow primarily through  acquisitions in the suburbs
of  major   metropolitan   markets  that  have   significant   barriers  to  new
construction,  easy access to the Company's headquarters,  and enough apartments available for  acquisition  to achieve a critical  mass.  Targeted  markets also
possess  other  characteristics,   including  acquisition   opportunities  below
replacement costs, a mature housing stock and stable or moderate job growth. The
Company  currently  expects  that its  growth  will be focused  within  suburban sub-markets of select metropolitan areas within the Northeast,  Mid-Atlantic and
Southeast Florida regions of the United States where it has already  established a presence.  The largest  metropolitan  areas the Company  will focus on include
Baltimore,   Boston,  New  York  City,  Philadelphia,   Southeast  Florida,  and
Washington,  D.C.  The  Company may expand  into new  markets  that  possess the characteristics described above. Continued geographic specialization is expected
to  have  a  greater  impact  on  operating   efficiencies   versus   widespread
accumulation of properties.  The Company will continue to pursue the acquisition of  individual  properties  as well as  multi-property  portfolios.  It may also consider  strategic  investments  in  other  apartment  companies,  as  well  as strategic alliances, such as joint ventures. The Company has anticipated closing on acquisitions of $150 million in its budget for 2006.

During 2005, the Company acquired seven  communities with a total of 2,430 units for an aggregate consideration of approximately $283.4 million, or an average of approximately  $116,900 per apartment unit. The weighted  average expected first year capitalization rate for the acquired  communities was 6.0%.  Capitalization rate ("cap  rate") is defined as the rate of interest  used to convert the first year expected net operating  income  ("NOI") less a 3.0%  management  fee into a single  present  value.  NOI is  defined  by the  Company  as rental  income and property other income less operating and maintenance expenses.  The acquisitions were concentrated in Suburban New York City and Washington, D.C.

During 2005, the Company  completed the sale of four communities with a total of
816 units for an aggregate  consideration of approximately  $142.6 million, at a weighted average expected  first-year cap rate of 4.0%. One property was sold to a  condominium  converter  and the other  properties  sold were either in slower growth markets or less efficient to operate due to their remote locations and/or smaller size. The Company  recycled the proceeds from those properties that were expected  to  produce a weighted  average  unleveraged  internal  rate of return
("IRR")  of 5.5%  with  the  purchase  of  properties  expected  to  produce  an unleveraged  IRR of 8.1%.  IRR is  defined  as the  discount  rate at which  the present value of the future cash flows of the investment is equal to the cost of the investment.  Several of the properties sold were originally acquired through transactions where the sellers received UPREIT Units as consideration to provide them  with  the  opportunity  to  defer  tax  obligations.  We  refer  to  these transactions as "UPREIT transactions."  Generally,  in UPREIT transactions,  the
Company has made certain commitments to the sellers regarding the Company's sale of the property. As a result,  Section 1031 exchanges were used to defer taxable gains of the UPREIT investor.

The Company will continue to contemplate the sale of certain of its communities.
In  November  2005,  the Company  announced  its  intention  to sell its Detroit portfolio  to focus on its  target  core  markets.  The  Company  has  currently identified  twenty-one  communities  (nineteen in Detroit) for sale during 2006.
The total estimated fair market value of these  communities is in excess of $250 million.  It is management's  opinion that these  communities have reached their potential. A certain number of these properties were originally acquired through
UPREIT  transactions.  Therefore,  those  sales  will  have to be  matched  with suitable  acquisitions  of  approximately  $75  million  using  a  tax  deferred exchange.  The Company has  anticipated  closing on sales of $250 million in its budget for 2006.

Financing and Capital Strategies
--------------------------------

The  Company  intends  to  adhere  to  the  following  financing  policies:  (i)
maintaining a ratio of debt-to-total  market  capitalization  (total debt of the
Company as a percentage of the market value of outstanding  diluted common stock
(including the common stock equivalents of the UPREIT Units) plus total debt) of approximately  55% or less;  (ii) utilizing  primarily  fixed rate  debt;  (iii)
varying debt maturities to avoid  significant  exposure to interest rate changes upon  refinancing;  and (iv) maintaining a line of credit so that it can respond quickly to acquisition opportunities.

On December 31, 2005, the Company's debt was approximately  $1.8 billion and the debt-to-total  market  capitalization  ratio  was  48.7%  based on the  year-end closing price of the Company's stock of $40.80.  This measurement would be 44.1%
using the  closing  stock price on February  21,  2006 of $49.21.  The  weighted average interest rate on the Company's mortgage debt as of December 31, 2005 was
5.9% and the weighted  average  maturity  was  approximately  seven years.  Debt maturities are  staggered,  ranging from May 2006,  through  January 2042. As of
December 31, 2005, the Company had an unsecured line of credit facility from M&T
Bank of $140  million.  This  facility is available  for  acquisition  and other corporate  purposes and bears an interest rate at .75% over the one-month  LIBOR rate. As of December 31, 2005,  the one-month  LIBOR rate was 4.4% and there was
$82 million outstanding on the line of credit.

Management  expects to  continue  to fund a portion of its  continued  growth by taking  advantage of its UPREIT  structure and using UPREIT Units as currency in acquisition  transactions.  During 2005,  the Company  issued  $55.6  million of
UPREIT Units as consideration  for three acquired  properties.  During 2004, the
Company  issued $12.1  million  worth of UPREIT Units as  consideration  for two acquired properties. It is difficult to predict the level of demand from sellers for this type of  transaction.  The Company  also  intends to continue to pursue other equity transactions to raise capital with limited transaction costs.

The Company's Board of Directors have approved a stock repurchase  program under which the Company may  repurchase  shares of its  outstanding  common  stock and
UPREIT Units.  Shares or units may be repurchased  through the open market or in
privately-negotiated    transactions.    The    Company's    strategy    is   to
opportunistically  repurchase  shares at a discount to its  underlying net asset value, thereby continuing to build value for long-term shareholders. At December
31, 2003,  there was approval  remaining to purchase  3,135,800  shares.  During
2004, the Company  repurchased  1,135,800 shares of its outstanding common stock at a cost of $47.4  million  at a  weighted  average  price of $41.72 per share.
During 2005, the Company repurchased  2,779,805 shares of its outstanding common stock at a cost of $111.7  million  at a  weighted  average  price of $40.20 per share.  From January 1, 2006 through  January 5, 2006,  the Company  repurchased
107,800  additional  shares at a cost of  $4.5 million.  On each of February 16,
2005 and  November 4, 2005,  the Board of Directors  approved a  2,000,000-share increase in the stock repurchase program, resulting in a remaining authorization level of 3,112,395 shares as of February 21, 2006.

Competition
-----------

The Company  competes with other  multifamily  owners and operators,  other real estate companies,  pension funds and private investors in seeking properties for acquisition.  The Company's  properties  are primarily in developed  areas where there  are  other  properties  of the  same  type  which  directly  compete  for residents. The Company, however, believes that its focus on service and resident satisfaction  gives it a competitive  advantage.  The Company also believes that the moderate level of new construction of multifamily  properties in its markets in 2005,  generally  requiring  higher  rental  rates,  will not have a material adverse effect on its turnover  rates,  occupancies or ability to increase rents and  minimize  operating  expenses.  During the past few years,  the Company has encountered  competition as it seeks to acquire attractive properties in broader geographic  areas.  Given the perceived depth of available  opportunities,  this increased  level of competition has not prevented the Company from being able to meet its long-term growth expectations.

Market Environment
------------------

Except for the recent recession in parts of 2001 through  mid-2004,  the markets in which  Home  Properties  operates  could be  characterized  as  stable,  with moderate  levels of job growth.  For 2005,  there  continues  to be the trend of slightly lower job growth in the Company's  markets of 1.1% compared to 1.5% for the country.

The information on the Market  Demographics  and  Multifamily  Supply and Demand
tables on Pages 9 and 10 were compiled by the Company from the sources indicated
on the tables.  The methods used include  estimates and, while the Company feels that the estimates are reasonable,  there can be no assurance that the estimates are accurate.  There can also be no assurance  that the  historical  information included on the table will be consistent with future trends.

New  construction  in the  Company's  markets is low  relative  to the  existing multifamily housing stock and compared to other regions of the country.  Most of the  existing  housing  stock in the  Company's  markets was built  before 1980.
Zoning  restrictions,  a scarcity of land and high  construction  costs make new development difficult to justify in many of the Company's markets. In 2005, Home
Properties'  markets  represented  30.0% of the total  estimated  existing  U.S.
multifamily  housing  stock,  but only 21.8% of the country's  estimated net new supply of multifamily housing units.

An analysis of future  multifamily  supply  compared  to  projected  multifamily demand can indicate whether a particular  market is tightening,  softening or in equilibrium.  The  fourth to last  column in the  Multifamily  Supply and Demand table on Page 10 reflects  current  estimated  net new  multifamily  supply as a percentage of new  multifamily  demand for the Company's  markets and the United
States. In 2005, net new multifamily  supply as a percent of net new multifamily demand in Home Properties' markets was approximately 71%, compared to a national average of 81%.  Home  Properties'  markets  seem to be  tightening  and compare favorably  to  the  country  as  a  whole  on  a  measurement  of  supply/demand equilibrium.

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

                                                           Market Demographics
                                                          December    December                                2005
                                                             Job        Job                                Multifamily
                                % of                       Growth      Growth                    2005     Units as a %     2005
                           Home Properties      2005      Trailing    Trailing      December    Median      of Total    Multifamily
                                Owned        Number of    12 Months  12 Months    Unemployment   Home     Housing Units   Housing
        MSA Market Area         Units        Households   % Change     Actual         Rate      Value       Stock (4)    Stock (5)
------------------------------------------------------- --------------------------------------------------------------------------

Suburban New York City (2)      19.4%        6,829,141     0.8%          64,300      4.8%       342,837    44.8%        3,254,142
Northern VA/DC                  18.9%        1,966,150     2.8%          81,600      2.9%       287,232    31.0%          639,538
Eastern PA (1)                  14.7%        2,502,438     1.1%          33,700      4.3%       166,893    19.4%          517,886
Baltimore, MD                   13.4%        1,017,661     1.5%          19,200      3.8%       205,037    21.9%          239,714
Detroit, MI                     11.6%        1,730,567    (0.6%)       (13,300)      6.8%       160,952    17.9%          327,609
Chicago, IL                     5.1%         3,398,018     1.1%          50,000      5.4%       214,102    32.4%        1,161,095
Rochester, NY                   3.9%           402,406    (1.0%)        (5,000)      4.8%       120,399    19.9%           86,158
Buffalo, NY                     3.8%           467,256    (0.1%)          (700)      5.3%       112,562    17.9%           91,268
Boston, MA                      2.9%         1,714,334     0.5%          12,500      4.2%       311,676    33.1%          592,492
Syracuse, NY                    2.9%           257,676     1.1%           3,600      4.9%       111,188    19.8%           56,318
Southeast Florida (3)           1.9%         2,032,724     2.4%          55,500      3.3%       190,117    41.7%          956,882
Portland, ME                    1.5%           210,551     0.6%           1,200      3.3%       188,054    17.3%           43,150
------------------------------------------------------- --------------------------------------------------------------------------
Home Properties Markets        100.0%       22,528,922     1.1%         302,600      4.5%       230,111    33.1%        7,966,252
------------------------------------------------------- --------------------------------------------------------------------------
United States                             111,006,738     1.5%       1,969,000      4.6%       149,314    21.8%       26,535,181

(1)  Eastern     Pennsylvania     is    defined     for    this     report    as
     Philadelphia-Camden-Wilmington,PA-NJ-DE-MD MSA & Allentown-Bethlehem-Easton
     PA-NJ MSA.

(2)  Suburban New York City is defined for this report as New  York-Northern New
     Jersey-Long Island, NY-NJ-PA MSA.

(3)  Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami
     Beach, FL MSA.

(4)  Based on  Claritas  2005  estimates  calculated  from the 2000 U.S.  Census figures.

(5)  2005 Multifamily Housing Stock is from Claritas estimates based on the 2000
     U.S. Census.

Sources:  Bureau of Labor Statistics (BLS);  Claritas,  Inc.; US Census Bureau -
Manufacturing  &  Construction  Div.  Data  collected  is data  available  as of
February  15, 2006 and in some cases may be  preliminary.  BLS is the  principal fact-finding  agency  for the  Federal  Government  in the broad  field of labor economics  and  statistics.  Claritas  Inc. is a leading  provider of  precision marketing solutions and related  products/services.  U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce,  which promotes  American business and trade.

                                                            Multifamily Supply and Demand
                                                                                    Estimated     Estimated
                                                                        Estimated    Net New       Net New
                         Estimated                        Estimated        2005    Multifamily   Multifamily
                           2005           Estimated          2005          New     Supply as a   Supply as a             Expected
                            New              2005          Net New     Multifamily   % of New       % of      Expected    Excess
                         Supply of       Multifamily     Multifamily    Household  Multifamily   Multifamily   Excess     Revenue
MSA Market Area       Multifamily(6)   Obsolescence(7)     Supply(8)    Demand(9)    Demand        Stock     Demand(10)  Growth (11)
------------------------------------------------------------------------------------------------------------------------------------

Suburban
  New York City(2)          30,518          16,271       14,247        19,214       74.1%           0.4%       4,967      0.2%
Northern VA/DC               9,652           3,198        6,454        16,872       38.3%           1.0%      10,418      1.6%
Eastern PA (1)               4,729           2,589        2,140         4,361       49.1%           0.4%       2,221      0.4%
Baltimore, MD                2,623           1,199        1,424         2,805       50.8%           0.6%       1,381      0.6%
Detroit, MI                  2,207           1,638          569       (1,588)      (35.8%)          0.2%     (2,157)     (0.7%)
Chicago, IL                 11,941           5,805        6,136        10,805       56.8%           0.5%       4,669      0.4%
Rochester, NY                   22             431        (409)         (664)       61.6%          (0.5%)      (255)     (0.3%)
Buffalo, NY                    193             456        (263)          (84)       313.1%         (0.3%)        179      0.2%
Boston, MA                   7,319           2,962        4,357         2,760       157.9%          0.7%     (1,597)     (0.3%)
Syracuse, NY                   122             282        (160)           475      (33.7%)         (0.3%)        635      1.1%
Southeast Florida           20,316           4,784       15,532        15,437       100.6%          1.6%        (95)      0.0%
Portland, ME                   333             216          117           138       84.8%           0.3%          21      0.0%
------------------------------------------------------------------------------------------------------------------------------
HP Markets                  89,975          39,831       50,144        70,531       71.1%           0.6%      20,387      0.3%
------------------------------------------------------------------------------------------------------------------------------

United States              363,349         132,676      230,673       286,304       80.6%           0.9%      55,631      0.2%

(1)-(5) see footnotes prior page

(6)  Estimated  2005 New  Supply of  Multifamily  =  Multifamily  permits  (2005 figures U.S. Census Bureau, Mfg. & Constr.  Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at
     95%).

(7)  Estimated   2005   Multifamily   Obsolescence  =  0.5%  of  Estimated  2005
     multifamily housing stock.

(8)  Estimated  2005 Net New  Multifamily  Supply = Estimated 2005 New Supply of
     Multifamily - Estimated 2005 multifamily obsolescence.

(9)  Estimated  2005 New  Multifamily  Household  Demand = Trailing 12 month job growth  (Nonfarm,  not  seasonally  adjusted  payroll  employment  figures)
     (12/31/04-12/31/05)   multiplied   by  the  expected  %  of  new  household
     formations  resulting  from  new  jobs  (66.7%)  and  the % of  multifamily households in each market (based on Claritas estimates).

(10) Expected Excess Demand = Estimated 2005 New Multifamily  Household Demand -
     Estimated 2005 Net New Multifamily Supply.

(11) Expected  Excess  Revenue  Growth = Expected  Excess Demand divided by 2005
     Multifamily  Housing  Stock.  This  percentage  is  expected to reflect the relative  impact  that  changes in the  supply  and demand for  multifamily housing  units will have on  occupancy  rates  and/or  rental rates in each market,  beyond  the  impact  caused by broader  economic  factors  such as inflation and interest rates.

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

Under  various  laws  and   regulations   relating  to  the  protection  of  the
environment, an owner of real estate may be held liable for the costs of removal or remediation  of certain  hazardous or toxic  substances  located on or in its property.  These laws often impose liability without regard to whether the owner was  responsible  for,  or even knew of, the  presence of such  substances.  The presence of such substances may adversely  affect the owner's ability to rent or sell the property or use the property as collateral.  Independent  environmental consultants  have conducted  "Phase I"  environmental  site  assessments  (which involve visual inspection but not soil or groundwater analysis) on substantially
all  of  the  Owned   Properties.   Phase I   assessments  did  not  reveal  any
environmental  liability  that  would  have a  material  adverse  effect  on the
Company.  In addition,  the Company is not aware of any environmental  liability that  management  believes would have a material  adverse effect on the Company.
There is no assurance  that Phase I assessments  would reveal all  environmental liabilities or that environmental  conditions not known to the Company may exist now or in the  future  which  would  result  in  liability  to the  Company  for remediation  or fines,  either under  existing  laws and  regulations  or future changes to such requirements.

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

Company Web Site and Access to Filed Reports
--------------------------------------------

The  Company  maintains  an  Internet  Web site at  www.homeproperties.com.  The
Company  provides  access to its reports filed with the  Securities and Exchange
Commission ("SEC") through this Web site. These reports are available as soon as reasonably  practicable after the reports are filed  electronically with the SEC and are found  under  "Investors/Financials/SEC  Filings."  In  addition,  paper copies of annual and  periodic  reports  filed with the SEC may be  obtained  by contacting the Corporate Secretary,  Home Properties,  Inc., 850 Clinton Square,
Rochester,  New York 14604.  The address is also included within the SEC filings or under "Investors/Shareholder  Services/Contact Information," on the Company's
Web site.

Current copies of the Company's Corporate Governance Guidelines and Charters for
the  Audit,  Compensation,   Corporate  Governance/Nominating  and  Real  Estate
Investment  Committees  of the  Board of  Directors  are also  available  on the
Company's website under the heading "Investors/Corporate Governance/Highlights."
Copies of the Corporate  Governance  Guidelines  and the Committee  Charters are
also  available  at no charge to  stockholders  upon  request  addressed  to the
Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New
York 14604. Information on the Company's Web site, except as described above, is for general information and does not form any part of this report.

Item 1A.  Risk Factors
----------------------

As used in this  section,  references  to  "we" or "us" or  "our"  refer  to the
Company, the Operating Partnership, and the Management Companies.

The following risks apply to Home Properties, the Operating Partnership, and the
Management Companies, in addition to other risks and factors set forth elsewhere in this Form 10-K.

Assimilation of a Substantial Number of New Acquisitions
--------------------------------------------------------

Since our formation,  we have undertaken a strategy of aggressive growth through acquisitions.  Our ability to manage our growth  effectively  requires  that we, among other things,  successfully  apply our experience in managing our existing portfolio to an increased number of properties. In addition, we will be required to successfully manage the integration of a substantial number of new personnel.
There can be no  assurances  that we will be able to integrate  and manage these operations  effectively  or  maintain or improve on their  historical  financial performance.

Real Estate Financing Risks
---------------------------

GENERAL.  We are subject to the customary  risks  associated with debt financing including the potential  inability to refinance  existing mortgage  indebtedness upon maturity on favorable  terms.  If a property is mortgaged to secure payment of  indebtedness  and we are unable to meet its debt  service  obligations,  the property could be foreclosed  upon.  This could  adversely  affect our cash flow and, consequently, the amount available for distributions to stockholders.

NO LIMITATION  ON DEBT.  The Board of Directors has adopted a policy of limiting our indebtedness to approximately 55% of our total market  capitalization  (with the equity component of total market  capitalization  based on the per share net asset value published by Home Properties in its most recent  quarterly  earnings press release),  but our organizational  documents do not contain any limitation on the amount or percentage of indebtedness,  funded or otherwise, we may incur.
Accordingly,  the Board of Directors could alter or eliminate its current policy on  borrowing.  If this  policy  were  changed,  we  could  become  more  highly leveraged,  resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and an increased risk of default on our indebtedness. Our net asset value fluctuates based on a number of factors.  Our bank  agreements  and certain  agreements  with  holders of our preferred stock limit the amount of indebtedness we may incur.

EXISTING DEBT MATURITIES.  We are subject to the risks normally  associated with debt  financing,  including the risk that our cash flow will be  insufficient to meet the  required  payments of  principal  and  interest.  Because  much of the financing is not fully self-amortizing, we anticipate that only a portion of the principal of our indebtedness will be repaid prior to maturity. So, we will need to refinance debt.  Accordingly,  there is a risk that we will not be successful in refinancing existing  indebtedness or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness. We aim to stagger our debt maturities with the goal of minimizing the amount of debt which must be refinanced in any year.

AVAILABILITY  OF  FINANCING  AND POSSIBLE  DILUTION.  Our ability to execute our business  strategy  depends  on our  access  to an  appropriate  blend  of  debt financing,  including  unsecured  lines of credit and other forms of secured and unsecured debt, and equity  financing,  including  common and preferred  equity.
Debt or equity  financing  may not be available  in  sufficient  amounts,  or on favorable terms or at all. If we issue additional  equity  securities to finance developments  and  acquisitions  instead of incurring debt, the interests of our existing stockholders could be diluted.

Real Estate Investment Risks
----------------------------

GENERAL RISKS. Real property investments are subject to varying degrees of risk.
If our  communities  do not  generate  revenues  sufficient  to  meet  operating expenses, including debt service and capital expenditures, Home Properties' cash flow and ability to make  distributions  to its  stockholders  will be adversely affected.  A  multifamily  apartment  community's  revenues  and  value  may  be adversely affected by the general economic climates; the local economic climate;
local real estate  considerations  (such as over supply of or reduced demand for apartments);  the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other  amenities;  and increased  operating costs  (including real estate taxes and utilities).  Certain  significant  fixed expenses  are  generally  not reduced  when  circumstances  cause a reduction in income from the investment.

OPERATING RISKS. We are dependent on rental income to pay operating expenses and to generate cash to enable us to make  distributions to our stockholders.  If we are unable to attract and retain  residents or if our residents are unable,  due to an adverse  change in the economic  condition of the region or otherwise,  to pay their rental obligations, our ability to make expected distributions will be adversely  affected.  In addition,  the weather and other factors outside of our control  can  result in an  increase  in the  operating  expenses  for which the
Company is responsible.

ILLIQUIDITY OF REAL ESTATE. Real estate investments are relatively illiquid and, therefore,  we have limited ability to vary our portfolio quickly in response to changes in economic or other  conditions.  In addition,  the  prohibition in the
Internal  Revenue  Code (the  "Code")  on REITs  holding  property  for sale and related  regulations may affect our ability to sell properties without adversely affecting distributions to stockholders.  A significant number of our properties were acquired  using UPREIT Units and are subject to certain  agreements,  which restrict our ability to sell such properties in  transactions  that would create current taxable income to the former owners.

COMPETITION.  We plan to continue to acquire additional multifamily  residential properties in the Northeast,  Mid-Atlantic and Southeast  Florida regions of the
United  States.  There are a number of  multifamily  developers  and other  real estate  companies that compete with us in seeking  properties  for  acquisition, prospective  residents and land for  development.  Most of our properties are in developed areas where there are other  properties of the same type.  Competition from other properties may affect our ability to attract and retain residents, to increase  rental rates and to minimize  expenses of operation.  Virtually all of the leases for the  properties  are short-term  leases  (generally,  one year or less).

REPOSITIONING STRATEGY. A key component of our strategy is to acquire properties and to  reposition  them for  long-term  growth.  A  variety  of  factors  could negatively impact our ability to timely complete repositioning activities within anticipated  budgets.  These include delays in obtaining necessary  governmental permits and authorizations and increased costs of goods. Our inability to charge rents that will be sufficient to offset the effects of these delays and increase in costs may impair our profitability.

UNINSURED  LOSSES.  Certain  extraordinary  losses  may  not be  covered  by our comprehensive  liability,  fire,  extended  and  rental  loss  insurance.  If an uninsured  loss  occurred,  we could lose our investment in, and cash flow from, the  affected  property  (but we would be  required  to repay  any  indebtedness secured by that property and related taxes and other charges).

Federal Income Tax Risks
------------------------

GENERAL. We believe that we have been organized and have operated in such manner so as to qualify  as a REIT under the Code,  commencing  with our  taxable  year ended December 31, 1994. A REIT generally is not taxed at the corporate level on income it currently  distributes to its  shareholders  as long as it distributes currently at least 90% of its taxable income  (excluding  net capital gain).  No assurance can be provided,  however,  that we have qualified or will continue to qualify as a REIT or that new legislation, Treasury Regulations,  administrative interpretations  or court decisions will not  significantly  change the tax laws with  respect  to  our  qualification  as a  REIT  or  the  federal  income  tax consequences of such qualification.

REQUIRED  DISTRIBUTIONS AND PAYMENTS. In order to continue to qualify as a REIT, we currently are required each year to distribute to our  stockholders  at least
90% of our taxable income (excluding net capital gain). In addition,  we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income for that year, and any  undistributed  taxable  income  from prior  periods.  We intend to make
distributions   to  our   stockholders  to  comply  with  the  90%  distribution
requirement  and to avoid the  nondeductible  excise  tax and will rely for this purpose on distributions from the Operating Partnership. However, differences in timing between taxable income and cash available for distribution  could require us to borrow  funds or to issue  additional  equity to enable us to meet the 90%
distribution  requirement (and,  therefore,  to maintain our REIT qualification)
and to avoid the nondeductible excise tax. The Operating Partnership is required to pay (or  reimburse us, as its general  partner,  for) certain taxes and other liabilities and expenses that we incur,  including any taxes that we must pay in the event we were to fail to  qualify  as a REIT.  In  addition,  because we are unable to retain earnings  (resulting from REIT distribution  requirements),  we will generally be required to refinance debt that matures with  additional  debt or equity.  There can be no  assurance  that any of these  sources of funds,  if available  at  all,  would  be  available  to  meet  our  distribution  and  tax obligations.

ADVERSE  CONSEQUENCES OF OUR FAILURE TO QUALIFY AS A REIT. If we fail to qualify as a REIT, we will be subject to federal  income tax  (including  any applicable alternative  minimum tax) on our taxable income at regular  corporate  rates. In addition,  unless entitled to relief under certain statutory provisions, we will be  disqualified  from treatment as a REIT for the four taxable years  following the year during which REIT  qualification  is lost. The additional tax burden on us would  significantly  reduce the cash available for distribution by us to our stockholders. Our failure to qualify as a REIT could reduce materially the value of our  common  stock and would  cause all our  distributions  to be  taxable as ordinary  income to the  extent of our  current  and  accumulated  earnings  and profits  (although,  subject to certain  limitations  under the Code,  corporate distributees may be eligible for the dividends  received  deduction with respect to these distributions).

THE OPERATING PARTNERSHIP'S FAILURE TO QUALIFY AS A PARTNERSHIP. We believe that the  Operating  Partnership  qualifies as a partnership  for federal  income tax purposes.  No assurance  can be  provided,  however,  that the Internal  Revenue
Service (the "IRS") will not challenge  its status as a partnership  for federal income tax purposes, or that a court would not sustain such a challenge.  If the
IRS were to be  successful in treating the  Operating  Partnership  as an entity that is taxable as a  corporation,  we would cease to qualify as a REIT  because the value of our ownership interest in the Operating Partnership would exceed 5%
of our assets and  because we would be  considered  to hold more than 10% of the voting  securities of another  corporation.  Also, the imposition of a corporate tax on the Operating  Partnership would reduce  significantly the amount of cash available for distribution to its limited partners.  Finally, the classification of the Operating  Partnership as a corporation  would cause its limited partners to recognize  gain (upon the event that causes the Operating  Partnership  to be classified as a corporation) at least equal to their "negative capital accounts"
(and possibly more, depending upon the circumstances).

Taxation of Dividends
---------------------

The  tax  rate  applicable  to  qualifying   corporate   dividends  received  by
individuals  prior to 2009 has  been  reduced  to a  maximum  rate of 15%.  This special tax rate is generally not applicable to dividends paid by a REIT, unless such dividends  represent earnings on which the REIT itself had been taxed. As a result,  dividends  (other than capital gain dividends) paid by us to individual investors  will  generally  be  subject  to the tax  rates  that  are  otherwise applicable  to ordinary  income which,  currently,  are as high as 35%. This law change may make an investment in our common stock  comparatively less attractive relative to an investment  in the share of other  corporate  entities  which pay dividends that are not formed as REITs.

Limits on Ownership
-------------------

In order for us to maintain our  qualification  as a REIT,  not more than 50% in value of our outstanding stock may be owned, directly or indirectly,  by five or fewer  individuals (as defined in the Code to include  certain  entities) at any time during the last half of its taxable year. We have limited  ownership of the issued and outstanding  shares of common stock by any single stockholder to 8.0%
of the aggregate value of our outstanding shares. Shares of common stock held by certain  entities,  such as  qualified  pension  plans,  are  treated  as if the beneficial  owners of such entities were the holders of the common stock.  These restrictions can be waived by the Board of Directors if it were satisfied, based upon the advice of tax counsel or  otherwise,  that such action  would be in our best  interests.  Waivers  were  granted to certain  institutional  investors in connection with the sale of our preferred stock.  Shares acquired or transferred in breach of the  limitation  may be  redeemed by us for the lesser of the price paid or the average closing price for the ten trading days immediately preceding redemption or may be sold at our direction. A transfer of shares of common stock to a person who, as a result of the transfer,  violates the ownership limit will be void and the shares will  automatically  be converted  into shares of "excess stock", which is subject to a number of limitations.

Change of Control
-----------------

Our Articles of Amendment and Restatement of the Articles of  Incorporation,  as
amended (the "Articles of  Incorporation"),  authorize the Board of Directors to issue up to a total of 80 million shares of common stock,  10 million  shares of excess  stock and  10 million  shares of preferred  stock and to  establish  the rights and  preferences  of any shares  issued.  Further,  under the Articles of
Incorporation, the stockholders do not have cumulative voting rights.

The percentage  ownership limit described above, the issuance of preferred stock in the future and the absence of cumulative  voting rights could have the effect of:  (i) delaying  or  preventing  a change of control of us even if a change in control were in the stockholders' interest; (ii) deterring tender offers for our common stock that may be beneficial to the stockholders;  or (iii) limiting  the opportunity  for  stockholders  to receive a premium for their common stock that might otherwise exist if an investor attempted to assemble a block of our common stock in excess  of the  percentage  ownership  limit or  otherwise  to effect a change of control of us.

We have various agreements which may have the effect of discouraging a change of control  of us due to the costs  involved.  The  Articles  Supplementary  to our
Articles of Incorporation  under which our outstanding  Series F preferred stock were issued provide us the option of redeeming the  outstanding  Preferred Stock after the fifth anniversary of its issue date.

Also, to assure that our management has  appropriate  incentives to focus on our business and  Properties in the face of a change of control  situation,  we have adopted an executive  retention  plan which  provides  some key  employees  with salary,  bonus  and  certain  benefit  continuation  in the event of a change of control.

Potential Conflicts of Interest
-------------------------------

Unlike persons  acquiring  common stock,  certain of our executive  officers and directors own a significant  portion of their interest in us through Units. As a result of their status as holders of Units, those executive officers,  directors and other limited  partners may have interests  that conflict with  stockholders with respect to business decisions  affecting us and the Operating  Partnership.
In particular,  certain executive officers and directors may suffer different or more adverse tax  consequences  than us upon the sale or  refinancing of some of the Properties as a result of unrealized gain  attributable to those Properties.
Thus,  those  executive  officers and  directors and the  stockholders  may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of Properties.  In addition, those executive officers and directors, as limited  partners  of the  Operating  Partnership,  have the right to approve certain fundamental transactions such as the sale of all or substantially all of the assets of the Operating Partnership,  merger or consolidation or dissolution of the Operating Partnership and certain amendments to the Operating Partnership
Agreement.

Shares Available for Future Sale
--------------------------------

Sales of  substantial  amounts of shares of Common Stock in the public market or the  perception  that such sales might occur could  adversely  affect the market price of the Common Stock.  The Operating  Partnership has issued  approximately
16.7 million UPREIT Units through December 31, 2005, to persons other than us or the Trust,  which may be exchanged on a  one-for-one  basis for shares of Common
Stock  under  certain  circumstances.  We have issued and  outstanding  Series F
Cumulative Redeemable Preferred Stock. In addition,  Home Properties has granted options to purchase shares of stock to certain directors, officers and employees of Home  Properties,  of  which,  as of  December 31,  2005,  2,662,581  options remained outstanding and unexercised.

Item 1B.  Unresolved Staff Comments
-----------------------------------

None.

Item 2.  Properties
-------------------

As of December  31, 2005,  the Owned  Properties  consisted  of 153  multifamily residential  communities  containing  43,432 apartment units. At the time of the
IPO (August 4, 1994),  Home Properties  owned 11  communities  containing  3,065 units and simultaneously with the closing of the IPO acquired an additional four communities  containing  926  units.  From  the  time  just  prior to the IPO to
December 31, 2005, the Company  experienced a compounded  annualized growth rate of 26.1% in the number of apartment  units it owned.  In 2005,  Home  Properties acquired 2,430 apartment  units in seven  communities for a total purchase price of approximately $283.4 million. Also in 2005, the Company sold four communities with a total of 816 units for total consideration of $142.6 million.

The Owned  Properties are generally  located in established  markets in suburban neighborhoods  and  are  well  maintained  and  well  leased.  Average  economic occupancy at the Owned  Properties  was 93.3% for 2005.  Occupancy is defined as total  possible  rental  income,  net of  vacancy  and  bad  debt  expense  as a percentage of total  possible  rental income.  Total  possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.  The Owned  Properties are typically two- and  three-story  garden style apartment  buildings in landscaped settings and a majority are of brick or other masonry  construction.  The Company  believes that its strategic  focus on appealing to middle income residents and the quality of the services it provides to such residents  results in lower resident  turnover.  Average turnover at the
Owned Properties was  approximately  45% for 2005, which is significantly  below the national average of 61.3% for garden-style apartments.

Resident  leases are generally for a one year term.  Security  deposits equal to one month's rent or less are generally required.

Certain  of the  Owned  Properties  secure  mortgage  loans.  See  Schedule  III contained herein (F-42 to F-46).

The  table  on  the  following  pages  illustrates   certain  of  the  important
characteristics of the Owned Properties as of December 31, 2005.

Communities Wholly Owned and Managed by Home Properties

                                                                                         (3)
                                                                                (2)     2005    2004     2005      2004
                                                                     Avg       2005  Average Average   Avg Mo    Avg Mo
                                                #    Age             Apt          %        %       %     Rent      Rent  12/31/2005
                                               Of     In   Year     Size   Resident    Occu-   Occu-     Rate      Rate  Total Cost
Regional Area                                Apts  Years    Acq  (Sq Ft)    Tumover    pancy   pancy  per Apt   per Apt       (000)
-------------                                ----  -----    ---  -------    -------    -----   -----  -------   -------       -----
                  Same Store Communities(1)

DE-Deleware       HP of Newark                  432   37    1999      860     47%        94%     94%      $827    $785     $27,058
IL-Chicago        Blackhawk Apt                 371   44    2000      793     54%        91%     89%       827     856      22,702
IL-Chicago        Courtyards Village            224   34    2001      674     51%        94%     96%       751     757      15,702
IL-Chicago        Cypress Place                 192   35    2000      852     41%        93%     94%       887     883      13,507
IL-Chicago        The Colony                    783   32    1999      704     55%        93%     93%       807     829      51,684
IL-Chicago        The New Colonies              672   31    1998      657     53%        91%     92%       699     703      32,791
MA-Boston         Gardencrest Apts              696   57    2002      847     36%        95%     93%     1,326   1,292      99,533
MA-Boston         Stone Ends Apts               280   26    2003      815     50%        96%     95%     1,175   1,178      35,378
MD-Baltimore      Bonnie Ridge Apts             960   39    1999      998     46%        92%     92%       984     989      70,591
MD-Baltimore      Canterbury Apts               618   27    1999      934     47%        93%     93%       829     804      33,037
MD-Baltimore      Country Village Apts          344   34    1998      776     45%        93%     93%       803     778      20,995
MD-Baltimore      Falcon Crest Townhomes        396   36    1999      993     40%        91%     92%       883     855      20,764
MD-Baltimore      Fenland Field                 234   35    2001      934     40%        94%     93%     1,025   1,002      18,065
MD-Baltimore      Gateway Village Apts          132   16    1999      963     41%        93%     93%     1,144   1,112       9,462
MD-Baltimore      Mill Towne Village            384   32    2001      812     34%        95%     94%       787     759      26,387
MD-Baltimore      Morningside Heights Apts    1,050   40    1998      864     42%        94%     94%       807     779      55,361
MD-Baltimore      Owings Run Apts               504   10    1999    1,136     46%        94%     93%     1,008     962      41,402
MD-Baltimore      Selford Townhomes             102   18    1999      987     50%        92%     94%     1,193   1,133       7,565
MD-Baltimore      Shakespeare Park Apts          84   22    1999      793     30%        97%     96%       810     724       4,616
MD-Baltimore      The Manor Apts (MD)           435   36    2001    1,004     36%        92%     93%     1,113   1,118      42,637
MD-Baltimore      Timbercroft Townhomes         284   33    1999      998      7%        99%     99%       767     727      11,493
MD-Baltimore      Village Square (MD)           370   37    1999      948     45%        96%     95%     1,034     987      22,171
MD-Baltimore      Woodholme Manor Apts          176   36    2001      817     34%        91%     94%       733     699       9,322
ME-Portland       Mill Company Gardens           95   54    1998      542     61%        95%     95%       747     711       3,137
ME-Portland       Redbank Village Apts          500   61    1998      735     40%        92%     92%       793     768      23,829
MI-Detroit(4)     Canterbury Square             336   33    1997      788     52%        88%     94%       746     753      18,343
MI-Detroit(4)     Carriage Hill - MI            168   39    1998      783     36%        94%     95%       784     775       8,895
MI-Detroit(4)     Carriage Park                 256   38    1998      778     43%        92%     94%       732     737      12,906
MI-Detroit(4)     Charter Square                492   34    1997      912     43%        92%     93%       856     851      31,018
MI-Detroit(4)     Cherry Hill Club Apts         165   33    1998      879     47%        90%     88%       635     644       7,884
MI-Detroit(4)     Cherry Hill Village           224   39    1998      742     59%        95%     97%       694     704      10,686
MI-Detroit(4)     Deerfield Woods Apts          144   29    2000      950     38%        93%     92%       793     808       7,856
MI-Detroit(4)     Fordham Green                 146   29    1997      868     61%        86%     90%       883     891       9,033
MI-Detroit(4)     Greentrees                    288   34    1997      862     46%        86%     86%       625     654      13,436
MI-Detroit(4)     Hampton Court Apts            182   33    2000      966     56%        87%     87%       674     674       9,492
MI-Detroit(4)     Kingsley                      328   35    1997      792     54%        93%     93%       667     669      17,913
MI-Detroit(4)     Macomb Manor Apts             217   36    2000      829     34%        92%     92%       693     697      10,403
MI-Detroit(4)     Oak Park                      298   50    1997      886     48%        86%     89%       846     840      15,280
MI-Detroit(4)     Scotsdale                     376   30    1997      761     43%        92%     93%       656     671      17,813
MI-Detroit(4)     Southpointe Square            224   34    1997      776     56%        89%     91%       642     644       8,277
MI-Detroit(4)     Springwells Park              303   64    1999      971     59%        89%     89%       960     978      23,336
MI-Detroit(4)     Stephenson House              128   38    1997      708     46%        93%     94%       671     667       4,406
MI-Detroit(4)     The Lakes Apts                434   18    1999      949     50%        86%     88%       835     863      30,260
MI-Detroit(4)     Woodland Gardens              337   39    1997      719     53%        94%     93%       719     731      16,765
NJ-Northern       East Hill Gardens              33   47    1998      654     24%        96%     95%     1,386   1,331       2,860
NJ-Northern       Lakeview Apts                 106   56    1998      492     35%        97%     96%     1,195   1,139       7,844
NJ-Northern       Oak Manor Apartments           77   49    1998      918     31%        97%     97%     1,682   1,625       7,097
NJ-Northern       Pleasant View Gardens       1,142   37    1998      746     37%        93%     94%     1,022     997      71,969
NJ-Northern       Pleasure Bay Apts             270   34    1998      685     34%        96%     96%       999     929      14,075
NJ-Northern       Royal Gardens Apts            550   37    1997      874     33%        92%     93%     1,083   1,039      32,188
NJ-Northern       Wayne Village                 275   40    1998      760     40%        96%     96%     1,219   1,147      20,509
NJ-Northern       Windsor Realty Company         67   52    1998      628     39%        95%     96%     1,101   1,048       5,352
NY-Alb/
  Hudson Valley   Carriage Hill Apts            140   32    1996      898     74%        93%     93%     1,211   1,210       7,703
NY-Alb/
  Hudson Valley   Cornwall Park                  75   38    1996    1,320     65%        88%     90%     1,624   1,604       7,734
NY-Alb/
  Hudson Valley   Lakeshore Villa Apts          152   30    1996      952     52%        93%     93%     1,049   1,012       8,691
NY-Alb/
  Hudson Valley   Patricia Apts                 100   31    1998      725     38%        95%     93%     1,345   1,305       7,257
NY-Alb/
  Hudson Valley   Sherwood Consolidation        224   36    2002      831     26%        97%     97%     1,090     995      17,385
NY-Alb/
  Hudson Valley   Sunset Garden Apts            217   34    1996      840     42%        95%     95%       912     879       9,405
NY-Buffalo        Emerson Square                 96   35    1997      570     37%        96%     97%       685     666       3,566
NY-Buffalo        Idylwood Resort Apts          720   35    1995      712     55%        92%     93%       677     664      28,226
NY-Buffalo        Paradise Lane Apts            324   33    1997      657     53%        90%     93%       702     691      12,506
NY-Buffalo        Raintree Island Apts          504   33    1985      695     51%        90%     93%       725     719      19,726
NY-Long Island    Bayview & Colonial            160   38    2000      884     28%        96%     96%     1,150   1,111      14,117
NY-Long Island    Cambridge Village Asso         82   38    2002      747     31%        97%     97%     1,454   1,349       7,464
NY-Long Island    Coventry Village Apts          94   30    1998      831     38%        96%     94%     1,336   1,299       5,885
NY-Long Island    Devonshire Hills              297   37    2001      803     41%        96%     94%     1,662   1,661      52,416
NY-Long Island    East Winds Apts                96   39    2000      888     37%        93%     94%     1,117   1,089       8,595
NY-Long Island    Hawthorne Court               434   37    2002      678     48%        94%     95%     1,331   1,270      46,118
NY-Long Island    Heritage Square                80   56    2002      718     28%        97%     97%     1,441   1,326       8,583
NY-Long Island    Holiday Square                144   26    2002      570     19%        95%     98%     1,033     961      10,785
NY-Long Island    Lake Grove Apts               368   35    1997      836     51%        93%     93%     1,368   1,345      31,581
NY-Long Island    Maple Tree                     84   54    2000      936     30%        93%     92%     1,136   1,117       7,318
NY-Long Island    Mid-Island Apts               232   40    1997      546     42%        95%     96%     1,227   1,165      15,575
NY-Long Island    Rider Terrace                  24   44    2000      825     33%        91%     96%     1,223   1,160       2,020
NY-Long Island    South Bay Manor                61   45    2000      849     54%        93%     96%     1,519   1,466       6,786
NY-Long Island    Southern Meadows              452   34    2001      845     40%        95%     94%     1,325   1,316      45,680
NY-Long Island    Stratford Greens Asso         359   31    2002      725     40%        96%     94%     1,384   1,349      51,314
NY-Long Island    Terry Apartments               65   29    2000      722     29%        96%     92%     1,107   1,091       4,925
NY-Long Island    Westwood Village Apts         242   36    2002      829     32%        96%     96%     2,088   1,970      37,904
NY-Long Island    Woodmont Village Apts          96   37    2002      704     37%        95%     95%     1,240   1,202      10,469
NY-Long Island    Yorkshire Village Apts         40   36    2002      779     25%        97%     99%     1,489   1,386       3,897
NY-Rochester      1600 East Avenue              164   46    1997      768     35%        91%     93%     1,039   1,035      14,753
NY-Rochester      1600 Elmwood                  210   45    1983      887     46%        92%     93%       928     921      14,075
NY-Rochester      Brook Hill Village Apts       192   33    1994    1,008     44%        92%     92%       854     863      13,245
NY-Rochester      Newcastle Apartments          197   30    1982      846     51%        92%     95%       763     769      11,919
NY-Rochester      Perinton Manor Apts           224   35    1982      928     51%        94%     95%       821     810      13,467

NY-Rochester      Riverton Knolls               240   31    1983      914     57%        93%     90%       839     835      15,053
NY-Rochester      Spanish Gardens               220   31    1994      866     39%        92%     90%       690     708      14,373
NY-Rochester      The Meadows Apartments        113   34    1984      880     48%        93%     96%       767     751       5,981
NY-Rochester      Woodgate Place                120   32    1997      928     61%        92%     93%       824     828       6,651
NY-Syracuse       Fairview Apartments           214   41    1985      565     47%        87%     91%       998     959      12,980
NY-Syracuse       Harborside Manor              281   32    1995      705     51%        94%     96%       694     674      11,248
NY-Syracuse       Pearl Street                   60   34    1995      895     42%        93%     96%       616     588       2,121
NY-Syracuse       Village Green Apts            448   19    1994      907     40%        90%     92%       708     697      20,969
NY-Syracuse       Westminster Place             240   33    1996      913     67%        93%     94%       684     671      10,251
PA-Philadelphia   Beechwood Gardens             160   38    1998      875     45%        94%     94%       826     801       6,570
PA-Philadelphia   Castle Club Apts              158   38    2000      878     36%        95%     94%       807     870      12,625
PA-Philadelphia   Chesterfield Apts             247   32    1997      812     46%        96%     95%       872     857      14,426
PA-Philadelphia   Curren Terrace                318   34    1997      782     54%        93%     92%       906     894      19,086
PA-Philadelphia   Executive House Apts          100   40    1997      700     52%        95%     94%       927     905       6,687
PA-Philadelphia   Glen Brook Apartments         173   42    1999      707     45%        91%     92%       771     763       8,631
PA-Philadelphia   Glen Manor Apartments         174   29    1997      667     48%        91%     93%       763     751       7,769
PA-Philadelphia   Golf Club Apartments          399   36    2000      857     53%        91%     91%     1,009   1,003      35,994
PA-Philadelphia   Hill Brook Place Apts         274   37    1999      699     47%        96%     97%       849     821      15,552
PA-Philadelphia   Home Properties of
                      Bryn Mawr                 316   54    2000      822     54%        93%     92%     1,037   1,038      30,247
PA-Philadelphia   Home Properties
                      of Devon                  629   42    2000      917     48%        90%     86%     1,062   1,083      61,513
PA-Philadelphia   New Orleans Park              442   34    1997      685     44%        93%     94%       792     778      24,270
PA-Philadelphia   Racquet Club East Apts        466   34    1998      911     41%        96%     96%     1,000     962      30,828
PA-Philadelphia   Racquet Club South            103   36    1999      816     35%        96%     94%       858     840       5,990
PA-Philadelphia   Ridley Brook Apts             244   43    1999      925     41%        95%     95%       842     814      12,627
PA-Philadelphia   Sherry Lake Apts              298   40    1998      812     45%        94%     95%     1,132   1,100      26,119
PA-Philadelphia   The Landings                  384   32    1996      912     43%        93%     94%       961     979      26,799
PA-Philadelphia   Trexler Park Apts             249   31    2000      921     47%        93%     89%     1,030   1,054      21,647
PA-Philadelphia   Valley View Apts              177   32    1997      764     63%        91%     90%       807     777       9,978
PA-Philadelphia   Village Square (PA)           128   32    1997      795     45%        93%     94%       909     895       7,604
PA-Philadelphia   William Henry Apts            363   34    2000      938     53%        92%     93%     1,098   1,062      35,405
VA-Suburban DC    Braddock Lee Apts             255   50    1998      757     33%        95%     97%     1,184   1,124      17,897
VA-Suburban DC    Brittany Place                591   37    2002      922     47%        92%     93%     1,051   1,034      54,166
VA-Suburban DC    Cider Mill                    864   27    2002      834     47%        94%     94%     1,034   1,020      87,337
VA-Suburban DC    East Meadow Apts              150   34    2000    1,034     53%        96%     97%     1,229   1,171      14,063
VA-Suburban DC    Elmwood Terrace               504   32    2000      946     52%        90%     91%       831     821      25,687
VA-Suburban DC    Falkland Chase Apts           450   68    2003      759     40%        93%     93%     1,162   1,123      61,242
VA-Suburban DC    Orleans Village               851   37    2000    1,015     40%        94%     92%     1,193   1,150      81,600
VA-Suburban DC    Park Shirlington Apts         294   50    1998      858     41%        93%     93%     1,159   1,132      21,534
VA-Suburban DC    Seminary Hill Apts            296   45    1999      888     52%        93%     91%     1,172   1,156      20,354
VA-Suburban DC    Seminary Towers Apts          539   41    1999      879     37%        93%     93%     1,186   1,145      37,610
VA-Suburban DC    Tamarron Apartments           132   18    1999    1,075     36%        95%     95%     1,243   1,169      10,963
VA-Suburban DC    The Manor Apts (VA)           198   31    1999      845     57%        94%     93%       973     914      10,791
VA-Suburban DC    The Sycamores                 185   27    2002      876     48%        97%     96%     1,200   1,130      21,754

VA-Suburban DC    Virginia Village              344   38    2001    1,010     54%        95%     95%     1,204   1,186      33,193
VA-Suburban DC    West Springfield Terrace      244   27    2002    1,019     50%        96%     94%     1,268   1,217      36,212

                  Same Store Total/
                        Weighted Avg         38,468   36              840     45%        93%     93%      $967    $948  $2,770,572

                  2004 Acquisition Communities(5)
FL-Southeast      The Hamptons                  668   16    2004    1,052     47%        96%     90%      $878    $849     $59,340
FL-Southeast      Vinings at
                    Hampton Village             168   16    2004    1,207     48%        95%     93%       976     921      14,897
MA-Boston         The Village at
                    Marshfield                  276   33    2004      735     46%        94%     93%     1,099   1,082      32,089
NJ-Northern       Chatham Hill Apts             308   38    2004      944     27%        95%     85%     1,503   1,453      51,564
NJ-Northern       Fairmount Apts                 54   62    2004      900     22%        98%     97%       783     771       2,397
NJ-Northern       Kensington Apartments          38   62    2004    1,117     13%        97%     98%       904     900       1,973
NJ-Northern       Northwood Apartments          134   40    2004      937     26%        97%     94%     1,139   1,130      15,547
NJ-Northern       Regency Club Apartments       372   31    2004      941     44%        94%     98%     1,072   1,021      38,881
VA-Suburban DC    The Apartments at
                    Wellington Trace            240    3    2004    1,106     63%        97%     94%     1,166   1,175      29,501
VA-Suburban DC    Woodleaf Apartments           228   20    2004      709     34%        93%     94%       998     981      21,248

                  2004 Total/Weighted Avg     2,486   32              963     42%        95%     92%    $1,067  $1,079    $267,437

                  2005 Acquisition Communities (5)
MD-Baltimore      Ridgeview at
                      Wakefield Valley          204    8    2005      916     58%        93%     N/A    $1,007     N/A     $20,606
NJ-Northern       Barrington Gardens            148   32    2005      922     31%        95%     N/A       792     N/A       8,473
NJ-Northern       Hackensack Gardens            198   57    2005      636     17%        97%     N/A       805     N/A      14,103
NY-Long Island    Sayville Commons              342    4    2005    1,106     15%        97%     N/A     1,333     N/A      63,459
PA-Philadelphia   The Brooke at
                      Peachtree Village         146   19    2005    1,261     40%        97%     N/A       972     N/A      16,241
VA-Suburban DC    Cinnamon Run                  511   45    2005    1,006     0%         98%     N/A     1,041     N/A      67,378
VA-Suburban DC    Peppertree Farm               881   51    2005    1,051     0%         92%     N/A     1,050     N/A      96,324

                    2005 Total/
                      Weighted Avg            2,430   31            1,009     13%        96%     N/A      $996     N/A    $286,584

                    2005 Construction Communities(6)
ME-Portland       Liberty Commons                48    0    2005      998     10%        88%     N/A    $1,058     N/A      $5,778

                    Owned Portfolio Total/
                       Weighted Avg          43,432   36              857     43%        93%     93%      $974    $953  $3,330,371

  (1) "Same Store Communities" represents the 38,468 apartment units owned consistently throughout 2004 and 2005.
  (2) Resident Turnover" reflects, on an annual basis, the number of moveouts divided by the total number of apartment units.
  (3) "Average % Occupancy" is the average economic occupancy for the 12 months ended December 31, 2004 and 2005.
  (4) MI - Detroit region represents the 5,046 apartment units considered Held for Sale as of December 31, 2005.
  (5) For communities acquired during 2004 and 2005, this is the average occupancy from the date of acquisition.
  (6) Liberty Commons is under construction.  As of December 31, 2005, 48 apartment units were in service.

Property Development
--------------------

For  approximately   five  years,  from  1996  to  2000,  the  Company  actively diversified its portfolio of market-rate  communities  with government  assisted
multifamily  housing  developed  or  re-developed  by  the  Company.   Effective
December 31,   2000,  the  Company  sold  its  affordable  housing   development
operations to Conifer, LLC.  Conifer, LLC is led by Richard J. Crossed, a former
Executive Vice President and former  director of the Company.  At that time, the
Company retained general partner ownership  interests in and property management operations for 8,325 apartment units in 136 existing affordable communities.

In December 2002, the Company determined that it would market for sale virtually all of the assets associated with its interests in various  affordable  property limited partnerships.  At that time, the Company announced its intention to sell the  assets  which  include  the  equity  interest  in  the  affordable  housing partnerships, loans, advances and management contracts.

During 2003, the Company was successful in selling its interest in entities that own in the  aggregate 84 properties  containing  2,590 units.  During 2004,  the
Company closed on the sale of its general partner  interests in an additional 26 entities that owned in the aggregate 1,952 units.  During 2005, the Company sold
12 entities  that owned in the  aggregate  868 units.  In addition,  the Company completed  the  disposal  of 1,057 units  through a default on the  non-recourse financing.  The  Company  still  holds an  interest  in one  affordable  limited partnership with 868 units.  The Company will retain its ownership  interest and will continue to manage this property located in Columbus, Ohio.

The Company has retained the ability to develop new market rate communities.  It plans to engage in development  activity only on a selective  basis. The Company anticipates the development  activity to be in the markets in which it currently is doing  business,  on land  adjacent to existing  properties  or by increasing density of units at  communities  currently  owned.  Currently,  the  Company is developing a 120-unit apartment community in South Portland, Maine adjacent to a market-rate  property  the  Company  acquired  in 1998.  The first  phase of the project,  which  consists of 48 units,  was completed in the summer of 2005. The second and third phases, which consist of 72 units, are expected to be completed in the  summer  of  2006.  The  total  construction  cost at this  community  is anticipated  to be $13.6 million upon  completion.  In addition,  the Company is developing a 216-unit apartment community in Allentown,  Pennsylvania,  adjacent to a  market-rate  community  purchased  in 2000.  The project is expected to be completed  in  the  spring  of  2008.  The  total  construction  cost  for  this development is anticipated to be $27.1 million upon completion. The construction in progress for these two  development  projects  amounted to $4.5 million as of
December 31, 2005.

Property Management
-------------------

As of December 31, 2005,  the Managed  Properties  consist of: (i) 868 apartment units where  Home Properties  is the general partner of the entity that owns the property; and (ii) 2,701 apartment units managed for others.

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to Home  Leasing  LLC,  which is owned by Nelson and Norman
Leenhouts,  who were the founders of Home  Leasing,  former  Co-Chief  Executive
Officers  of the  Company,  and  current  Co-Chairs  of the  Company's  Board of
Directors (the "Leenhoutses").  This division managed  approximately 2.2 million square feet of gross leasable area, as well as certain planned communities.  The majority of the managed  commercial  properties are and have been owned in whole or in part by the  Leenhoutses  since before the Company's IPO in 1994. The sale was  completed  in order to permit  the  Company  to focus  solely on the direct ownership and management of market-rate apartment communities.  The contribution from the  commercial  property  management  division  to  Home Properties'  2003 earnings was significantly less than one-half of one percent. The initial amount paid was $82,000.  In addition,  the Company is entitled to receive a percentage of the management fee received by Home Leasing LLC and its assigns in connection with the  management  of one of the  commercial  properties  for a period not to exceed 36 months.  If Home  Leasing LLC or its assigns  continues to manage that property  for three  years,  the Company is  expected  to receive an  additional deferred purchase price of $135,000,  for a total consideration of $217,000.  If the management of this property is retained for the entire three years, the gain on sale will be approximately $104,000.

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

Communities  Fee Managed by Home  Properties  by Market Area as of December  31,
--------------------------------------------------------------------------------
2005
----

Community Name                     City                    # of Apts.
MARYLAND
--------
Annapolis Roads Apartments         Annapolis                      282
Dunfield Townhomes                 Baltimore                      312
Fox Hall                           Baltimore                      720

NORTHERN VIRGINIA
-----------------
Mount Vernon Square                Alexandria                   1,387

Total                                                           2,701

Supplemental Property Information
---------------------------------

At December 31, 2005,  none of the Properties  have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2005. There is no tenant who has one or more leases which, in the aggregate, account for more than 10% of the  aggregate  gross  revenues  for the year ended
December 31, 2005.

Item 3.  Legal Proceedings
--------------------------

The Company is a party to certain legal proceedings.  In March 2005, the Company agreed to pay $3.5 million in settlement of an action  commenced in 2000 against the Company,  the Operating  Partnership  and Home  Leasing.  The essence of the complaint  was that the  entity  in which  the  plaintiffs  were  investors  was wrongfully  excluded from the Company's initial public offering.  The Company is subject to a variety of legal  actions for  personal  injury or property  damage arising in the  ordinary  course of its  business,  most of which are covered by liability  insurance.  Various claims of employment and resident  discrimination are also periodically  brought.  While the resolution of these matters cannot be predicted  with  certainty,  management  believes that the final outcome of such legal  proceedings  and claims  will not have a material  adverse  effect on the
Company's liquidity, financial position or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 4A. Executive Officers
---------------------------

The following  table sets forth,  as of February 21, 2006,  the eight  executive officers of the Company,  together  with their  respective  ages,  positions and offices.

Name                              Age     Position
----                              ---     --------

Edward J. Pettinella              54      President and Chief  Executive  Officer of  Home Properties,  HP Management
                                          and HPRS

David P. Gardner                  50      Executive Vice President and Chief  Financial  Officer of  Home Properties,
                                          HP Management and HPRS

Ann M. McCormick                  49      Executive   Vice    President,    General    Counsel   and   Secretary   of
                                          Home Properties, HP Management and HPRS

Scott A. Doyle                    44      Senior  Vice  President,   Property  Management  of   Home Properties,   HP
                                          Management and HPRS

Johanna A. Falk                   41      Senior Vice President and Chief Administrative/Information  Officer of Home
                                          Properties, HP Management and HPRS

Robert J. Luken                   41      Senior  Vice  President,   Chief   Accounting   Officer  and  Treasurer  of
                                          Home Properties, HP Management and HPRS

Janine M. Schue                   43      Senior Vice President,  Human Resources of Home  Properties,  HP Management
                                          and HPRS

John E. Smith                     55      Senior Vice President and Chief Investment Officer of  Home Properties,  HP
                                          Management and HPRS

Information  regarding Edward Pettinella is set forth below under "Directors" in
Item 10.

David P. Gardner has served as  Executive  Vice  President of the Company  since
2004 and a Vice President and Chief  Financial  Officer of the Company since its inception.  He holds the same  titles in HP  Management  and HPRS.  Mr.  Gardner joined Home Leasing  Corporation  in 1984 as Vice President and  Controller.  In
1989,  he was named  Treasurer  of Home Leasing and Chief  Financial  Officer in
December  1993.  From 1977  until  joining  Home  Leasing,  Mr.  Gardner  was an accountant  at  Cortland  L.  Brovitz & Co. Mr.  Gardner  is a  graduate  of the
Rochester Institute of Technology and is a Certified Public Accountant.

Ann M. McCormick has served as Executive  Vice  President  since 2004 and a Vice
President, General Counsel and Secretary of the Company since its inception. She holds  the  same  titles  in HP  Management  and  HPRS.  Mrs.  McCormick  joined
Home Leasing in 1987 and was named Vice President, Secretary and General Counsel in 1991.  Prior to joining Home Leasing,  she was an associate with the law firm of Nixon Peabody LLP.  Mrs.  McCormick is a graduate of Colgate  University  and holds a Juris Doctor from Cornell  University.  She is on the Board of Directors of Greater Rochester  Housing  Partnership,  the Alzheimer's  Association of the
Finger Lakes, and St. Ann's of Greater Rochester, Inc.

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

Johanna  A. Falk has  served as Senior  Vice  President  since 2000 and as Chief
Administrative/Information  Officer since 2003. She had been a Vice President of the Company since 1997. She holds the same titles in HP Management and HPRS. She joined the Company in 1995 as an investor relations specialist,  was responsible for the Information  Systems  Department through 2002, and was promoted to Chief
Administrative/Information  Officer  in  February  2003.  Prior to  joining  the
Company,  Mrs. Falk  was  employed  as a  marketing  manager  at  Bausch  & Lomb
Incorporated and Champion  Products,  Inc. and as a financial  analyst at Kidder
Peabody.  She is a  graduate  of  Cornell  University  and holds an MBA from the
Wharton School of The University of Pennsylvania.

Robert J. Luken has served as Senior Vice  President  since  2004,  and as Chief
Accounting  Officer since  January,  2005.  He has been the Company's  Treasurer since 2000 and became a Vice President in 1997. He holds the same titles in HPRS and HP  Management.  He joined the Company in 1996,  serving as its  Controller.
Prior to joining the Company,  he was the  Controller of Bell Corp. of Rochester
and an Audit Supervisor for PricewaterhouseCoopers LLP.  Mr. Luken is a graduate of St. John Fisher College and is a Certified  Public  Accountant.  He is on the
Board of Directors of St. Joseph's Villa of Rochester and the Finance  Committee
of Ronald McDonald House Charities.

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

John E.  Smith has  served as Chief  Investment  Officer  of the  Company  since
January, 2006, and as Senior Vice President since 2001. From 1998 until 2001, he was a Vice  President of the Company.  He holds the same title in HP  Management and HPRS.  Prior to joining the Company in 1997,  Mr. Smith was general  manager for Direct Response Marketing,  Inc. and Executive Vice President for The Equity
Network, Inc. Mr. Smith was Director of Investment Properties at Hunt Commercial
Real Estate for 20 years. He has been a Certified  Commercial  Investment Member
(CCIM)  since  1982,  a New  York  State  Certified  Instructor  and has  taught
accredited   commercial   real  estate  courses  at  various   institutions   in
four states.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------
     and Issuer Purchases of Equity Securities
     -----------------------------------------

The Common Stock has been traded on the New York Stock  Exchange  ("NYSE") under the symbol "HME" since July 28,  1994.  The  following  table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all distributions paid with respect to the common stock.

                              High            Low         Distribution
                              ----            ---         ------------

2005
First Quarter                $42.39          $38.75           $.63
Second Quarter               $43.15          $38.78           $.63
Third Quarter                $46.27          $38.50           $.63
Fourth Quarter               $42.45          $36.05           $.64

2004
First Quarter                $41.74          $38.45           $.62
Second Quarter               $41.30          $36.25           $.62
Third Quarter                $41.10          $36.83           $.62
Fourth Quarter               $43.96          $39.46           $.63

As of February 21, 2006, the Company had  approximately  4,400  shareholders  of record,  31,209,603 common shares (plus 16,657,780 UPREIT Units convertible into
16,657,780 common shares) were outstanding, and the closing price was $49.21. It is the Company's  policy to pay  dividends.  The Company has  historically  paid dividends  on a  quarterly  basis in the  months of  February,  May,  August and
November.

Issuer Purchases of Equity Securities
--------------------------------------

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable for share repurchase. In addition, participants in the Company's Stock
Benefit  Plan can use common  stock of the Company  that they already own to pay all or a portion of the exercise  price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized  but unissued  status,  and for purposes of this table is deemed to have been repurchased by the Company. At December 31, 2004 the Company had  authorization  to  repurchase  2,000,000  shares of common stock and UPREIT
Units under the stock repurchase  program.  During 2005, the Company repurchased
2,779,805 shares at a cost of $111,738,000,  and in January, 2006, an additional
107,800  shares  at a cost of  $4,468,000.  On each of  February  16,  2005  and
November 4, 2005, the Board of Directors approved a 2,000,000-share  increase in the stock repurchase  program,  resulting in a remaining  authorization level of
3,112,395 shares as of February 21, 2006.

The following table summarizes the total number of shares (units) repurchased by the Company during the year ended December 31, 2005:

                                                                                         Board
                                                                                       approved
                                                                         Total        increase to
                                                                      shares/units      shares           Maximum
                                                                       purchased       available      shares/units
                                          Total          Average         under           under       available under
                                       shares/units     price per       Company        Company        the Company
              Period                  purchased (1)     share/unit      program         program          program
              ------                  -------------     ----------      -------         -------          -------

Balance January 1, 2005:                                                                                2,000,000

January, 2005                              717,792        $40.85          716,000             -         1,284,000

February, 2005                             599,975        $41.06          584,700     2,000,000         2,699,300

March, 2005                                  1,796        $40.38                -             -         2,699,300

April, 2005                                  1,885        $39.21                -             -         2,699,300

May, 2005                                    8,569        $42.35                -             -         2,699,300

June, 2005                                  12,947        $41.08                -             -         2,699,300

July, 2005                                   1,199        $45.09                -             -         2,699,300

August, 2005                                11,981        $40.84                -             -         2,699,300

September, 2005                            208,289        $38.93          205,900             -         2,493,400

October, 2005                              579,910        $38.08          578,205             -         1,915,195

November, 2005                             331,697        $40.51          319,600     2,000,000         3,595,595

December, 2005                             377,328        $41.49          375,400             -         3,220,195
                                         ---------        ------        ---------     ---------         ---------

Balance December 31, 2005:               2,853,368        $40.24        2,779,805     4,000,000         3,220,195
                                         =========        ======        =========     =========         =========

(1)  During 2005,  and as permitted by the Company's  stock option plans,  7,038 shares of common stock already  owned by option  holders were used by those holders to pay the exercise price  associated  with their option  exercise.
     These shares were returned to the status of authorized but unissued shares.
     In addition,  the Company repurchased 66,525 shares of common stock through share  repurchase  by the transfer  agent in the open market in  connection with the Company's Dividend Reinvestment Plan.

Item 6.  Selected Financial and Operating Information

The  following  table sets forth  selected  financial  and  operating  data on a historical  basis for the  Company  and should be read in  conjunction  with the
financial   statements  appearing  elsewhere  in  this  Form  10-K  (amounts  in thousands, except per share data).

                                                               2005        2004        2003        2002       2001
                                                               ----        ----        ----        ----       ----
Revenues:
Rental Income                                                 $417,607    $388,084    $348,895    $304,478   $265,024

Other Income (1)                                                26,194      21,985     20,936       17,621     17,739                                                               -------     -------    -------      -------    -------
                                                               -------     -------    -------      -------    -------
TOTAL REVENUES                                                 443,801     410,069    369,831      322,099    282,763
                                                               -------     -------    -------      -------    -------
Expenses:
Operating and maintenance                                      198,974     181,206     158,740     133,146    117,545
General & administrative                                        19,652      23,978      22,607      12,649     10,542
Interest                                                        97,898      83,078      75,926      65,640     52,604
Depreciation & amortization                                     90,232      79,683      66,186      53,943     49,693
Prepayment penalties                                                 -           -           -       3,275        116

Impairment of assets held as General Partner                       400       1,116      2,518        3,533          -
                                                               -------     -------    -------      -------    -------
TOTAL EXPENSES                                                 407,156     369,061    325,977      272,186    230,500
                                                               -------     -------    -------      -------    -------

Income from operations                                          36,645      41,008      43,854      49,913     52,263

Equity in earnings (losses) of unconsolidated affiliates             -       (538)     (1,892)    (17,493)        123
                                                               -------     -------    -------      -------    -------
Income before minority interest, discontinued operations
  and extraordinary item                                        36,645      40,470      41,962      32,420     52,386
Minority interest in limited partnership                             -         441           -           -          -

Minority interest in operating partnerships                   (10,015)    (10,702)    (10,867)     (4,882)   (14,492)
                                                               -------     -------    -------      -------    -------
Income from continuing operations                               26,630      30,209      31,095      27,538     37,894

Discontinued operations, net of minority interest               54,882      17,201     10,712       17,603     11,356
                                                               -------     -------    -------      -------    -------
Income before gain (loss) on disposition of property and
   business and
    cumulative effect of change in accounting principle         81,512      47,410      41,807      45,141     49,250
Gain (loss) on disposition of property and business, net
   of minority
    interest                                                         -        (67)         (9)       (202)     15,256
                                                               -------     -------    -------      -------    -------
Income before cumulative effect of change in accounting
   principle                                                    81,512      47,343      41,798      44,939     64,506

Cumulative effect of change in accounting principle, net
   of minority interest                                              -       (321)          -            -          -
                                                               -------     -------    -------      -------    -------
Net Income                                                      81,512      47,022      41,798      44,939     64,506

Preferred dividends                                            (6,279)     (7,593)    (11,340)    (14,744)   (17,681)

Premium on Series B preferred stock repurchase                       -           -          -      (5,025)          -
                                                               -------     -------    -------      -------    -------
Net income available to common shareholders                    $75,233     $39,429    $30,458      $25,170  $  46,825
                                                               =======     =======    =======      =======  =========

Basic earnings per share data:
  Income from continuing operations                            $  0.63     $  0.69     $  0.67     $  0.29    $  1.61
  Discontinued operations                                         1.72        0.52        0.37        0.68       0.51
  Cumulative effect of change in accounting principle                -       (0.01)         -            -          -
                                                               -------     -------    -------      -------    -------
Net income available to common shareholders                    $  2.35       $1.20     $  1.04     $  0.97    $  2.12
                                                               =======     =======    =======      =======  =========

Diluted earnings per share data:
  Income from continuing operations                              $0.63       $0.67       $0.67       $0.29      $1.60
  Discontinued operations                                         1.70        0.52        0.36        0.67       0.51
  Cumulative effect of change in accounting principle                -      (0.01)          -            -          -
Net income available to common shareholders                      $2.33       $1.18       $1.03       $0.96      $2.11
                                                               =======     =======    =======      =======  =========

Cash dividends declared per common share                         $2.53       $2.49       $2.45       $2.41      $2.31
                                                               =======     =======    =======      =======  =========

Balance Sheet Data:
Real estate, before accumulated depreciation                $3,330,918  $3,123,901  $2,752,992  $2,597,278  $2,135,078
Total assets                                                 2,977,870   2,816,796   2,513,317   2,456,266  2,063,789
Total debt (including held for sale)                         1,924,086   1,702,722   1,380,696   1,335,807    992,858
Series B convertible cumulative preferred stock                      -           -           -           -     48,733
Redeemable preferred stock ((2))                                60,000      85,000      85,000     167,680    114,000
Stockholders' equity                                           656,812     720,422     741,263     726,242    620,596

Other Data:
Net cash provided by operating activities                     $132,947    $161,691    $150,693    $140,612   $148,505
Net cash used in investing activities                         (179,696)   (165,466)   (112,025)   (295,181)  (139,106)
Net cash provided by (used in) financing activities             44,215       5,747    (42,347)     152,632    (9,129)
Funds from Operations ((3))                                    137,606     126,953     132,803     121,745    136,604
Adjusted Funds From Operations((4))                            115,720     104,787     111,020     100,654    120,994

Weighted average number of shares outstanding:
  Basic                                                     31,962,082  32,911,945  29,208,242  26,054,535  22,101,027
  Diluted                                                   32,328,105  33,314,038  29,575,660  26,335,316  22,227,521

Total communities owned at end of period                           153         150         147         152        143
Total apartment units owned at end of period                    43,432      41,776      40,946      41,776     39,007

(1)  Other income  includes  property  other income,  interest  income and other income.

(2)  Redeemable  preferred  stock is  redeemable  solely  at the  option of the
     Company.

(3)  Pursuant  to the  revised  definition  of Funds  From  Operations  ("FFO")
     adopted  by the Board of  Governors  of the  National  Association  of Real
     Estate Investment Trusts ("NAREIT"), FFO is defined as net income (computed in accordance with accounting  principles  generally accepted in the United
     States  of  America  ("GAAP"))  excluding  gains or  losses  from  sales of property,  minority interest and extraordinary items plus depreciation from real property  including  adjustments for  unconsolidated  partnerships and joint ventures less dividends from  non-convertible  preferred  shares.  In
     2003, the Company added back debt  extinguishment  costs which are incurred as a result of repaying  property  specific debt  triggered  upon sale as a gain or loss on sale of the property. Because of the limitations of the FFO definition as published by NAREIT as set forth above,  the Company has made certain  interpretations  in applying the definition.  The Company believes all  adjustments  not  specifically  provided for are  consistent  with the definition.

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

                                                                 2005       2004       2003       2002       2001
                                                                 ----       ----       ----       ----       ----

Net income available to common shareholders                     $75,233    $ 39,429   $ 30,458   $ 25,170   $ 46,825
Convertible Preferred dividends(a)                                  880       2,194      5,939     10,589     17,681
Depreciation from real property(b)                               97,686      91,564     79,577     67,919     64,589
Impairment on General Partner Investment                              -         945      1,785      1,470          -
(Gain) loss from sale of property                                     -          50        260        202   (15,256)
Minority interest                                                10,015      10,702     13,965      9,451     17,890
Minority interest - discontinued operations                         442       2,855      1,385      2,775      4,759
Impairment of real property                                           -           -        423      1,565          -
(Gain) loss from sale of discontinued operations                (46,650)    (21,107)     2,599)     5,696)         -
Prepayment penalties                                                  -           -          -      3,275        116
Loss from early extinguishment of debt in connection with
   sale of real estate                                                -           -      1,610          -          -
Cumulative effect of change in accounting principle                   -         321          -          -          -
FFO as defined above                                            137,606     126,953    132,803    116,720    136,604
Premium paid on Series B repurchased(c)                               -           -          -      5,025          -
                                                               --------    --------   --------   --------   --------
FFO as adjusted by the Company                                  137,606     126,953    132,803    121,745    136,604
Reserve(3)                                                      (21,886)    (22,166)   (21,783)   (21,091)   (15,610)
                                                               --------    --------   --------   --------   --------
Adjusted Funds From Operations                                 $115,720    $104,787   $111,020   $100,654   $120,994
                                                               ========    ========   ========   ========   ========

Weighted average common shares/units outstanding:
      Basic                                                     47,714.3    48,675.0   45,276.7   42,062.1 37,980.0
                                                               ========    ========   ========   ========   ========
      Diluted(a)                                                48,411.3    49,077.1   47,873.8   46,466.4 45,063.6
                                                               ========    ========   ========   ========   ========

FFO as adjusted by the Company per share diluted (a)            $2.84       $2.54      $2.77      $2.62      $3.03
                                                               ========    ========   ========   ========   ========

(a)The calculation  of FFO and FFO per share assumes the  conversion of dilutive common stock equivalents and convertible  preferred stock.  Therefore,  the convertible  preferred  dividends  are added to FFO,  and the common  stock equivalent  is  included  in both the basic and  diluted  weighted  average common  shares/units  outstanding.  The convertible  preferred stock had an anti-dilutive effect in 2004 on the per-share calculation;  therefore,  the convertible  preferred  dividends of $2,194 are not included in FFO for the
     2004  diluted   calculation.   The  weighted  average  common  shares/units
     outstanding assumes conversion of all UPREIT Units to common shares.

(b)Includes amounts passed through from unconsolidated investments.

(c)FFO for 2002 includes adding back the premium on the Series B preferred stock repurchase of $5,025.

     All REITs may not be using the same  definition for FFO.  Accordingly,  the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

(4) Adjusted Funds From Operations is defined as Funds from Operations less an
     annual   reserve  for   anticipated   recurring,   non-revenue   generating
     capitalized  costs  ("Reserve") of $525 for 2005, 2004, 2003 and 2002 ($400
     used for 2001) per apartment unit (weighted  average units owned during the year). The adjustment from FFO to AFFO only takes into account this reserve level as previously  described.  The NAREIT  definition of FFO or AFFO does not take into  account any  additional  costs of capital  improvements  and capitalized  interest  that also are  incurred.  The total level of capital improvements  and  capitalized  interest  (including  the amount defined as reserve)  for the  five  years  are as  follows:  2005 -  $100,013;  2004 -
     $102,700; 2003 - $106,346; 2002 - $115,692; and 2001 - $130,648. Please see
     Item 7 - Management's  Discussion  and Analysis of Financial  Condition and
     Results of Operations for an expanded discussion on capital improvements.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
     of Operations

Overview
--------

The following  discussion  should be read in conjunction  with the  consolidated financial  statements,  the  notes  thereto,  and the  selected  financial  data appearing  elsewhere  in this  Form  10-K.  Historical  results  and  percentage relationships  set forth in the  consolidated  financial  statements,  including trends  which  might  appear,  should  not be  taken  as  indicative  of  future
operations.   The  Company   considers   portions  of  the   information  to  be
"forward-looking statements" within the meaning of Section 27A of the Securities
Exchange  Act of 1933 and Section 21E of the  Securities  Exchange  Act of 1934,
both as amended, with respect to the Company's  expectations for future periods.
Some  examples  of  forward-looking  statements  include  statements  related to acquisitions  (including  any related pro forma  financial  information)  future capital  expenditures,  financing  sources and  availability  and the effects of environmental  and other  regulations.  Although the Company  believes  that the expectations  reflected  in those  forward-looking  statements  are  based  upon reasonable  assumptions,  it can give no assurance that its expectations will be achieved.  Factors  that may cause  actual  results  to differ  include  general economic and local real estate conditions, the weather and other conditions that
might  affect  operating  expenses,   the  timely  completion  of  repositioning
activities within anticipated  budgets,  the actual pace of future  acquisitions and sales, and continued access to capital to fund growth. For this purpose, any statements  contained in this report that are not statements of historical  fact should be considered to be forward-looking statements. Some of the words used to identify forward-looking statements include "believes",  "anticipates", "plans",
"expects",  "seeks",  "estimates",  and  similar  expressions.   Readers  should
exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases,  beyond the  Company's  control and could  materially  affect the
Company's actual results, performance or achievements.

The Company is engaged  primarily  in the  ownership,  management,  acquisition, rehabilitation and development of residential  apartment communities in selected
Northeast,  Mid-Atlantic,  Midwest and Southeast Florida markets. As of December
31, 2005, the Company operated 158 apartment communities with 47,001 apartments.
Of  this  total,  the  Company  owned  153  communities,  consisting  of  43,432
apartments,   managed  as  general  partner  one  partnership   that  owned  868
apartments,  and fee managed four  properties  with 2,701  apartments  for third parties.

Executive Summary
-----------------

The Company  operated  during 2005 in an  improving  economic  environment.  The recession,  which started in 2001,  continued through mid-2004  resulting in job losses in many parts of the country. For historical reference,  Home Properties'
markets experienced  negative job growth of -0.4% in 2001 and -0.9% in 2002. For
2003, the Company's markets, as well as the country as a whole, experienced flat job growth.  For 2004 and 2005, both the Company's  markets and the country as a whole experienced  positive job growth; 1.0% and 1.1% for the Company,  and 1.7%
and 1.5% for the  country,  respectively.  An  increase  in job growth  leads to household formations, which creates an increase in demand for rental housing. In addition,  the increasing home mortgage  interest rate  environment made it more challenging  for potential  residents who  considered  making the switch to home ownership.  Home  ownership  continues to be the number one reason our residents give for moving out of our  communities.  In 2001,  home  purchases  represented
17.8% of our  move-outs,  growing to 18.8% in 2002,  19.6% in 2003, and leveling off at 19.5% for 2004 and 19.4% in 2005. A continued  increase in home  mortgage rates could push this level down,  which would  positively  affect our  turnover rates and improve occupancy.  As referenced in our Market  Demographics table on page 9 of this  report,  job growth for our  markets  improved in 2005 with 1.1%
growth  over  2004,  on top of the 1.0%  growth in 2004 over  2003.  As there is usually a lag between job growth and household formation,  this recovery did not create a measurable increased demand for our apartments until the second half of
2005.  During the first six months of 2005,  same  property rent was up 1.4% and total property revenue was up 1.8%. These improved to 2.5% for rent and 4.0% for total revenue for the second six months of 2005.

The  reason  for  using  rent  concessions,  and the  ultimate  level  of  those concessions,  has changed over the past few years. Concessions for 2003 were 119 basis  points of rental  revenue,  which  dropped to 87 basis  points for all of
2004,  and  increased  to 105  basis  points  for  2005.  In 2003,  the  Company positioned itself to improve occupancy, which resulted in less aggressive rental rate increases and a greater use of rent  concessions.  In 2004, we were able to maintain  and improve  occupancies  while  reducing  concessions  as the economy improved. In 2005, the overall level of concessions increased to help soften the much more  aggressive  rental  increases and  significant use of water and sewer expense  recovery  which the Company  started to pass  through to the  residents during 2005.

The Company owned 116 communities  with 33,422  apartment units  throughout 2004 and  2005  where  comparable  operating  results  are  available  for the  years presented (the "2005 Core Properties").  Occupancies at the 2005 Core Properties
increased slightly by 10 basis points,  from 93.4% to 93.5%.  Occupancies in the fourth quarter of 2005 averaged 93.7%, compared to 92.7% a year ago. The Company uses a  measurement  referred to as Available to Rent, or ATR. This is a leading indicator to assess future  occupancy  rates by reference to units which will be available for rent,  based upon leases signed or  termination  notices  received relating to future move in/move out dates.  As of the middle of February,  2006, our ATR was 7.0%, compared to the same time period a year ago when ATR was 7.8%.
The fact that ATR is 0.8%  better  than 2005 is not  surprising,  given the fact that the fourth  quarter of 2005 was 1.0% ahead the previous  year in occupancy.
This is a positive trend as we enter 2006.

Total Same Store Properties  (including  Detroit) rental revenue growth for 2005 was  projected to be 3.3%,  consisting  of 2.5% in rental rate  growth,  0.3% in occupancy improvement, and 0.5% in reduction to concessions. Actual results were
2.2% in  rental  rate  growth,  0.1% drop in  occupancy,  and 0.2%  increase  to concessions,  totaling  1.9% total  rental  revenue  growth.  It is difficult to compare rental growth without  including the utility  recovery  revenue which is classified  as property  other  income.  The Company  recorded  $3.2  million of recovery  revenue in 2005 verses only $100,000 in 2004. This put pressure on the ability to raise base rent, as this  initiative was not  originally  budgeted at the beginning of 2005. Actual results,  including utility recovery revenue, were
3.0% in  rental  rate  growth,  0.1% drop in  occupancy,  and 0.2%  increase  to concessions,  totaling  2.7%  total  rental  revenue  growth  including  utility recovery income.

In  November  2005,  the Company  announced  its  intention  to sell its Detroit portfolio to focus on its target core markets. The operating results for Detroit produced  negative year over year growth in 2005. This was a large  contributing factor in results not  achieving  the 2005 revenue  growth of 3.3% that had been projected.  If Detroit results are left out, as those  properties are classified as held for sale, the balance of the 2005 Core Properties achieved the following
(including utility recovery revenue):  3.2% in rental rate growth, 0.1% increase in occupancy, and 0.2% increase to concessions, netting out to 3.1% total rental revenue growth.

The guidance for 2006 Same Store  Properties  (apartment  units owned throughout
2005 and 2006)  revenue  growth is 4.8%.  Rental rates are projected to increase
3.4%, including  above-average rental increases at certain communities resulting from the  continued  efforts  to upgrade  the  properties.  The effect  from the utility recovery  revenue program is included in rental rate growth,  which adds
0.4% of the 3.4%  increase.  Occupancies  are expected to increase  0.3% for the year, and  concessions  are projected to slow down slightly,  adding 0.1% to net rental  income,  such that rental  revenues  are  projected  to  increase  3.8%.
Property  other  income is expected to  increase  substantially  year over year, increasing  the 3.8% rental  revenue  growth to 4.8% total revenue  growth.  The items  driving the  property  other income  growth are a $3.9  million  marginal increase  in water  and  sewer  recovery  revenue  and a $1.3  million  marginal increase in heating cost recovery revenue from the utility recovery initiatives.

Expenses for 2006 Same Store  Properties  are  projected to increase  5.3%.  See below under "Results of Operations" for more details on expense comparisons.

These revenue and expense  projections  result in 2006 Same Store Properties net operating  income  ("NOI")  growth of 4.3% at the  mid-point  of 2006  guidance.
Markets  where the Company  expects above  average NOI growth  include:  Florida
(+9.0%);  Washington,  D.C. (+7.5%);  Baltimore (+5.9%);  Philadelphia  (+5.5%).
Average growth is expected in the New York City Metro area (+4.0%). Markets with below average expectations  include:  Upstate New York (+3.0%);  Boston (+2.7%);
Chicago (0.0%); and Detroit (-1.5%).  Certain historical demographic information for these markets may be found in the tables on pages 9 and 10 of this report.

Of the two items  making up NOI - revenue and  operating  expenses,  the revenue component  is likely to be more  volatile.  An  improving  economy  could create higher demand for rental housing above that projected. An economic recovery that stumbles or creates  little new job growth could put  pressure on the  Company's ability to reach the  mid-point of guidance.  The Company has given FFO guidance for 2006 with a range of $2.88 to $3.00 per share.

The Company  has  anticipated  closing on  acquisitions  of $150  million in its budget  for  2006.  The  Company  is  committed  to a  disciplined  approach  to acquisitions,  but at the same time  recognizes that the continued long term low interest  rate levels allow the Company  flexibility  to adjust hurdle rates and bids to reflect market conditions. The Company is also targeting $250 million in dispositions,  mostly from the sale of its entire Detroit  portfolio.  While the acquisition  market will likely continue to be very competitive,  the Company is confident that the 2006 acquisition goal of $150 million is achievable.

During  2005,  the  Company  increased  its  level  of stock  buy-back  activity substantially, repurchasing approximately 2.8 million shares at a weighted price
slightly  in  excess  of  $40.00  per  share.  The  Company's   strategy  is  to
opportunistically  repurchase  shares at a discount to its  underlying net asset value, thereby continuing to build value for shareholders. The Company estimates its net asset  value per  share at  December  31,  2005 to be  $52.45,  based on capitalizing  at 6.3% the  annualized  and  seasonally  adjusted  fourth quarter property net income,  plus a 3% growth factor,  minus a management fee. With the difficult and competitive  acquisition  environment described above, the Company believes buying back stock is a logical use of funds.  The Company will continue to  monitor  stock  prices,  the  published  net  asset  value  and  acquisition alternatives  to determine the current best use of capital between stock buyback and acquisitions.

During  2006,  the  Company  anticipates  increasing  leverage  to  a  level  of approximately  49% of debt-to-total  market  capitalization in order to meet the above-described  acquisition goals. Finally,  although not contemplated based on the announced  level of acquisitions  of $150 million,  if the acquisition  pace were to increase, the Company would consider a combination of increased sales of under-performing  or isolated  apartment  communities and issuance of cumulative redeemable preferred stock to raise additional capital.

Results of Operations
---------------------

Comparison of year ended December 31, 2005 to year ended December 31, 2004.

The Company owned 116 communities  with 33,422  apartment units  throughout 2004 and  2005  where  comparable  operating  results  are  available  for the  years presented (the "2005 Core Properties").  For the year ended  December 31,  2005, the 2005 Core Properties showed an increase in rental revenues of 2.4% and a net operating income increase of 2.9% over the 2004 year-end period.  Property level operating  expenses increased 3.8%. Average economic occupancy for the 2005 Core
Properties  increased  from 93.4% to 93.5%,  with average  monthly  rental rates increasing 2.4% to $1,000 per apartment unit.

A summary of the 2005 Core Property NOI is as follows:

                                                  2005                2004              $ Change          % Change
                                                  ----                ----              --------          --------

Rental Income                                  $374,816,000        $366,085,000         $8,731,000             2.4%
                                               ------------        ------------         ----------             ---

Utility Recovery Revenue                          2,756,000              95,000          2,661,000          2801.1%
Other Income                                     19,150,000          17,918,000          1,232,000             6.9%
                                               ------------        ------------         ----------             ---

Total Property Other Income                      21,906,000          18,013,000          3,893,000            21.6%
                                               ------------        ------------         ----------             ---

Total Revenue                                   396,722,000         384,098,000         12,624,000             3.3%

Operating and Maintenance                      (176,339,000)       (169,954,000)        (6,385,000)           (3.8%)
                                               ------------        ------------         ----------             ---

Net Operating Income                           $220,383,000        $214,144,000         $6,239,000             2.9%
                                               ============        ============         ==========             ===

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

During  2005,  the Company  acquired a total of 2,430  apartment  units in seven communities  (the "2005  Acquisition  Communities").  In  addition,  the Company experienced  full-year  results for the 2,486  apartment  units in ten apartment communities  (the "2004  Acquisition  Communities")  acquired  during 2004.  The inclusion of these acquired communities  generally accounted for the significant changes in operating  results for the year ended December 31, 2005. In addition, effective  April 1, 2004,  the  reported  income  from  operations  include  the consolidated results of one investment where the Company is the managing general partner that has been determined to be a Variable Interest Entity ("VIE").

A summary of the NOI from continuing operations for the Company as a whole is as follows:

                                                  2005                2004              $ Change          % Change
                                                  ----                ----              --------          --------

Rental Income                                  $417,607,000        $388,084,000         $29,523,000            7.6%
                                               ------------        ------------         -----------            ---

Utility Recovery Revenue                          3,128,000             133,000           2,995,000         2251.9%
Other Income                                     20,462,000          18,589,000           1,873,000           10.1%
                                               ------------        ------------         -----------            ---

Total Property Other Income                      23,590,000          18,722,000           4,868,000           26.0%
                                               ------------        ------------         -----------            ---

Total Revenue                                   441,197,000         406,806,000          34,391,000            8.5%

Operating and Maintenance                      (198,974,000)       (181,206,000)        (17,768,000)          (9.8%)
                                               ------------        ------------         -----------            ---

Net Operating Income                           $242,223,000        $225,600,000         $16,623,000            7.4%
                                               ============        ============         ===========            ===

During 2005, the Company  disposed of four properties with a total of 816 units, which had  partial  results  for 2005 (the "2005  Disposed  Communities").  Also during 2005, the Company placed nineteen  properties with a total of 5,046 units into held for sale  status,  which had full year  results for 2005 and 2004 (the
"2005 Held for Sale  Communities").  The results of these  disposed and held for sale  properties  have been  reflected in  discontinued  operations  and are not included in the table above.

For the year ended  December 31, 2005,  income from  operations  (income  before equity in earnings (losses) of  unconsolidated  affiliates,  minority  interest, discontinued operations and gain (loss) on disposition of property and business)
decreased by $4,363,000  when compared to the year ended  December 31, 2004. The decrease was primarily  attributable  to the following  factors:  an increase in
rental  income  of  $29,523,000,   an  increase  in  property  other  income  of
$4,868,000, a decrease in general and administrative expense of $4,326,000 and a decrease in  impairment  of assets held as general  partner of  $716,000.  These changes  were more than  offset by an  increase  in  operating  and  maintenance expense of  $17,768,000,  an  increase in interest  expense of  $14,820,000,  an increase in  depreciation  and  amortization  of  $10,549,000  and a decrease in interest and other income of $659,000.  Each of the items are  described in more detail below.

Of the $29,523,000 increase in rental income, $11,545,000 is attributable to the
2004 Acquisition Communities, $8,180,000 is attributable to the 2005 Acquisition
Communities and $1,067,000 is attributable to the  consolidation of the VIE. The balance of $8,731,000  relates to a 2.4% increase from the 2005 Core  Properties due  primarily  to an  increase  of  2.4%  in  weighted  average  rental  rates, accompanied by an increase in average economic occupancy from 93.4% to 93.5%.

In the current improving economic  environment,  it is very difficult to project rental rate and occupancy  results.  The Company has provided guidance for 2006, which, at the mid-point of the range,  anticipates  same store revenue growth of
4.8%,  including  above-average  rental increases from the continued  efforts to upgrade the properties. Occupancy levels are expected to slowly improve from the level at the end of the fourth  quarter of 2005,  producing an expected  average for 2006 Same Store  Properties  of 93.7%,  30 basis  points  higher than all of
2005.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport rentals,  revenue from corporate  apartments,  cable revenue, pet  charges,  and  miscellaneous  charges to  residents,  increased  in 2005 by
$4,868,000.  Of this increase,  $669,000 is attributable to the 2004 Acquisition
Communities,  $287,000 is attributable to the 2005  Acquisition  Communities and
$19,000 is attributable to the VIE. The balance of $3,893,000 represents a 21.6%
increase  attributable  to the 2005 Core  Properties.  Included in the 2005 Core
Properties  increase is $2,661,000 which represents  increased  utility recovery revenue compared to 2004.

Other income,  which primarily reflects management and other real estate service fees  recognized  by the Company,  decreased  in 2005 by  $759,000.  This is due primarily to a decrease in the level of  management  activity as a result of the sale of the affordable  limited  partnerships  partially  offset by increases in other fee managed properties.

Of the $17,768,000 increase in operating and maintenance expenses, $6,547,000 is attributable to the 2004 Acquisition Communities,  $3,750,000 is attributable to the 2005 Acquisition  Communities and $1,086,000 is attributable to the VIE. The balance  for the 2005  Core  Properties,  a  $6,385,000  increase  in  operating expenses or 3.8%, is primarily a result of increases in utilities, personnel and real estate  taxes,  offset in part by reductions  in  advertising,  repairs and maintenance, and property insurance.

The breakdown of operating and maintenance costs for the 2005 Core Properties by line item is listed below (in thousands):

                                                        2005            2004             $ Variance        % Variance
                                                        ----            ----             ----------        ----------
Electricity                                          $    7,114     $    6,934         $(180)           (2.6%)
Gas                                                      20,839         17,423           (3,416)          (19.6%)
Water & Sewer                                            10,244          9,644             (600)           (6.2%)
Repairs & Maintenance                                    25,394         25,622              228             0.9%
Personnel Expense                                        36,925         36,427             (498)           (1.4%)
Site Level Incentive Compensation                         2,501          1,544             (957)          (62.0%)
Advertising                                               7,058          7,309              251             3.4%
Legal & Professional                                      1,292          1,308               16             1.2%
Office & Telephone                                        4,998          5,252              254             4.8%
Property Insurance                                        5,120          6,230            1,110            17.8%
Real Estate Taxes                                        40,166         38,404           (1,762)           (4.6%)
Snow                                                      1,280          1,099             (181)          (16.5%)
Trash                                                     2,515          2,441              (74)           (3.0%)
Property Management G&A                                  10,893         10,317             (576)           (5.6%)
                                                       --------       --------          -------            ----
Total                                                  $176,339       $169,954          $(6,385)           (3.8%)
                                                       ========       ========          =======            ====

The natural gas heating cost variance of 19.6% reflects significant increases in the cost of natural gas per decatherm. As of December 31,  2005, the Company had fixed-price contracts covering approximately 75% of its natural gas exposure for the  balance of the  2005/2006  heating  season.  The  Company  has  fixed-price contracts  covering  approximately  49% of its natural gas exposure for calendar year 2006. Risk is further  diversified by staggering contract term expirations.
For the balance of the  2005/2006  heating  season,  the Company  estimates  the average price per decatherm will be approximately $9.64. For calendar year 2006, where the Company has coverage for 49% of its exposure, the Company's negotiated average  price per decatherm was  approximately  $8.47.  A year ago, the average commodity  cost for the season's  contracts was $6.40.  The Company has provided guidance for 2006 which  anticipates a 23% increase (or  $5,900,000)  in natural gas heating costs.  This is based on the  thirty-year  average for the number of degrees  days for 2006.  For  guidance,  the  portion of the  calendar  year not covered  by fixed  price  contracts  is  assumed  to be priced  at a level  that reflects  twelve month strip  pricing as of  February,  2006.  During 2006,  the
Company  plans on increasing  the  percentage  of fixed price  contracts  before entering the 2006/2007 winter heating season.

The over 6% increase  in water and sewer  costs is a function of  municipalities across all regions looking at ways to increase revenues. The Company initiated a program to  allocate  water and sewer  costs to  residents  at a majority of the
Owned Properties in March 2005.

The  decrease  in repairs  and  maintenance  of 0.9% is mainly  attributed  to a
$919,000  decrease in sales tax charges  between  periods.  Included in contract repairs in 2004 is $805,000  of sales tax  expense,  compared to a reduction  in sales tax  expense of  $111,000 in 2005.  See  discussion  on page 39 in section titled  Comparison  of year  ended  December  31,  2004  compared  to year ended
December 31, 2003. The Company has provided  guidance for 2006 which anticipates a 3.6% increase in repairs and maintenance.

Personnel expense was up 1.4% in 2005 versus 2004. Significant variances were in workers compensation,  up $421,000, or 27%, and health insurance, down $867,000, or 33%. For 2006 guidance, personnel costs are anticipated to increase 2.5%.

Site level incentive  compensation was up $957,000, or 62.0%. This represents an increased focus on creating a higher level of property  management  compensation coming from incentive based performance measures.

Advertising costs were down 3.4% as a result of property  management  decreasing spending on major newspaper ads and focusing instead on internet advertising and resident referral programs.

Property  insurance  costs were down 17.8% over 2004.  The  Company  renewed the property and general liability insurance policy for the year beginning November,
2004 at  significantly  reduced  rates,  due to a reduced  number of claims  and better  management  of those  claims.  The  guidance  for 2006  reflects  a 1.6%
decrease in insurance costs.

Real estate taxes were up 4.6% in 2005,  reflecting  increased  assessments  and rates as tax  authorities  struggle  to raise  revenues  in many  regions of the country.  The Company  expects real estate  taxes to increase  only 1.0% in 2006 reflecting  successful  initiatives  to  challenge  assessments  and obtain cost reductions.

Snow  removal  costs  were up 16.5%.  The year 2005  produced  normal  snowfalls compared to below normal snowfall in 2004. Snow removal costs are anticipated to remain at normal levels in 2006.

The  operating  expense ratio (the ratio of operating  and  maintenance  expense compared to rental and property  other income) for the 2005 Core  Properties was
44.4% and 44.2% for 2005 and 2004,  respectively.  This 0.2%  increase  resulted from the 3.3%  increase in total revenue  achieved  through  ongoing  efforts to upgrade and reposition properties for maximum potential being offset by the 3.8%
increase  in  operating  and  maintenance  expense.  In general,  the  Company's operating  expense ratio is higher than that  experienced  in other parts of the country  due to  relatively  high  real  estate  taxes  in its  markets  and the
Company's  practice,  typical in its markets,  of including  heating expenses in base rent.  This ratio could  change as the Company  rolls out its heating  cost recovery program in 2006 and 2007, charging residents for their share of heating costs.

General and  administrative  expenses ("G&A") decreased in 2005 by $4,326,000 or
18%  from  $23,978,000  in 2004  to  $19,652,000  in  2005.  Of  this  decrease,
$3,800,000  is  attributable  to an  accrued  liability  recorded  in the fourth quarter of 2004  relating  to the March  2005  settlement  of a lawsuit  and the payment of certain  related  legal fees,  as described on page 40 in the section titled  Comparison  of year ended  December 31, 2004 to year ended  December 31,
2003. After taking into account the settlement  expense,  all other items of G&A decreased  $526,000 year over year.  Of this net variance,  there was a $481,000 decrease  in the  level  of  corporate  incentive  compensation  and a  $573,000 decrease in other items of G&A;  partially offset by $528,000 increased external costs incurred  specifically to comply with Section 404 of  Sarbanes-Oxley.  The total direct  external  costs  incurred  during 2005 for Section 404  compliance totaled approximately $2,300,000. A significant portion of this related to costs incurred in 2005 to satisfy the first year  efforts for Section 404  compliance.
G&A is expected to decrease 2.6% for 2006,  based on an  expectation  of a lower level of Section 404 costs.

Interest  expense  increased in 2005 by $14,820,000 as a result of the increased borrowings in connection with acquisition of the 2005  Acquisition  Communities, and a full year of interest  expense for the 2004  Acquisition  Communities.  In addition,  amortization  from  deferred  charges  relating to the  financing  of properties  totaled  $1,975,000  and  $1,766,000,  and was  included in interest expense for 2005 and 2004, respectively.

Included in interest expense are prepayment penalties which decreased in 2005 by
$158,000 as  compared  to 2004.  During  2005,  the Company  incurred a total of
$147,000 in prepayment penalties in connection with the refinancing or payoff of certain mortgages compared to $305,000 in 2004.

Depreciation  and  amortization   expense  increased   $10,549,000  due  to  the
additional  depreciation expense on the 2005 Acquisition  Communities and a full year of depreciation  expense for the 2004 Acquisition  Communities,  as well as the  incremental  depreciation  on the capital  expenditures  for  additions and improvements  to the  Core  Properties  in  2005  and  2004 of  $71,481,000  and
$81,379,000, respectively.

Impairment of assets held as General  Partner  decreased from $1,116,000 in 2004 to $400,000 in 2005.  During 2005, the Company  recorded  impairment  charges of
$400,000  relating to the  Company's  estimate  of fair market  value of the one
remaining  VIE.  During  2004,  the  Company  recorded   impairment  charges  of
$1,116,000  (all in the first  quarter).  Of this  total,  $171,000  represented advances  made  during the first  quarter  of 2004 to certain of the  affordable property  limited  partnerships  which the Company  believed would not be repaid upon the sale of the loans.  The remaining  $945,000  pertained to an additional net  impairment  charge  taken on the 38  properties  included in the  Company's planned disposition of its affordable  portfolio to reduce the investment in the partnerships based upon the revisions to the sale contract in the first quarter.
In connection with FIN 46R, the Company was required to consolidate the majority of the affordable limited  partnerships results of operations beginning April 1,
2004.

The equity in earnings  (losses) of  unconsolidated  affiliates of ($538,000) in
2004 is primarily the result of the general partner recording a greater share of the underlying  investment's  losses due to the loans and advances to certain of the affordable  property limited  partnerships  where the limited partner had no capital account. This is pursuant to the accounting  requirements of EITF 99-10,
"Percentage Used to Determine the Amount of Equity Method Losses."

Minority  interest  decreased  $555,000  as a direct  result of the  decrease in income from operations over the prior year.

Included in  discontinued  operations for the year-ended  December 31, 2005, are the Disposition Communities and Held for Sale Communities. The Company generally considers  assets  to be  held  for  sale  when  all  significant  contingencies surrounding  the closing have been resolved,  which often  corresponds  with the actual  closing date.  However,  the Company has classified as held for sale the entire Detroit region  portfolio of nineteen  apartment  communities  containing
5,046  apartment  units.  The Company has  announced  its  intention to sell the portfolio and has met all of the requirements under SFAS 144.

Included in the  $53,975,000  gain on disposition  of property  reported for the year  2005 is the sale of four  apartment  communities  where  the  Company  has recorded a combined gross gain on sale of $73,022,000,  net of minority interest of  $24,227,000.  In addition,  the Company  recorded a $7,686,000  gain, net of minority interest of $2,506,000,  during the year related to the disposal of two affordable partnerships.

In  connection  with the  adoption of FIN 46R,  the Company  recorded a $321,000 cumulative  effect  charge  of a change  in  accounting  principle  in the first quarter of 2004.  This  charge was the result of  negative  capital  accounts of minority interest partners that were absorbed by the Company.

Net income increased  $34,490,000  primarily due to the increase in gain on sale of  discontinued  operations of $42,558,000 in 2005 compared to 2004;  partially offset by $5,145,000 lower income from the operation of discontinued  operations in 2005 compared to 2004.

Comparison of year ended December 31, 2004 to year ended December 31, 2003.

The Company owned 114 communities  with 32,708  apartment units  throughout 2003 and  2004  where  comparable  operating  results  are  available  for the  years presented (the "2004 Core Properties").  For the year ended  December 31,  2004, the 2004 Core Properties showed an increase in rental revenues of 3.7% and a net operating income increase of 2.2% over the 2003 year-end period.  Property level operating  expenses increased 6.6%. Average economic occupancy for the 2004 Core
Properties  increased  from 93.0% to 93.4%,  with average  monthly  rental rates increasing 3.3% to $973 per apartment unit.

A summary of the 2004 Core Property NOI is as follows:

                                            2004                   2003                $ Change           % Change
                                            ----                   ----                --------           --------
Rental Income                             $356,738,000           $343,921,000           $12,817,000           3.7%
Property Other Income                       17,585,000             15,563,000             2,022,000          13.0%
                                          ------------           ------------           -----------          ----
Total Revenue                              374,323,000            359,484,000            14,839,000           4.1%
Operating and Maintenance                 (166,530,000)          (156,150,000)          (10,380,000)         (6.6%)
                                          ------------           ------------           -----------          ----
Net Operating Income                      $207,793,000           $203,334,000            $4,459,000           2.2%
                                          ============           ============            ==========           ===

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
In  addition,  effective  April 1, 2004,  the  reported  income from  operations include  the  consolidated  results of one  investment  where the Company is the managing general partner that has been determined to be a VIE.

A summary of the NOI from continuing operations for the Company as a whole is as follows:

                                                2004                 2003               $ Change          % Change
                                                ----                 ----               --------          --------
Rental Income                                $388,084,000         $348,895,000          $39,189,000         11.2%
Property Other Income                          18,722,000           15,994,000            2,728,000         17.1%
                                             ------------         ------------          -----------        -----
Total Revenue                                 406,806,000          364,889,000           41,917,000         11.5%
Operating and Maintenance                    (181,206,000)        (158,740,000)         (22,466,000)       (14.2%)
                                             ------------         ------------          -----------        -----
Net Operating Income                         $225,600,000         $206,149,000          $19,451,000          9.4%
                                             ============         ============          ===========          ===

During 2004, the Company also disposed of five  properties with a total of 1,646 units, which had partial results for 2004 (the "2004 Disposed Communities"). The results  of these  disposed  properties  have  been  reflected  in  discontinued
operations.

For the year ended  December 31, 2004,  income from  operations  (income  before equity in earnings (losses) of  unconsolidated  affiliates,  minority  interest, discontinued operations and gain (loss) on disposition of property and business)
decreased by $2,846,000 when compared to the year ended  December 31,  2003. The decrease was primarily  attributable  to the following  factors:  an increase in rental income of $39,189,000, an increase in property other income of $2,728,000 and a decrease in  impairment of assets held as general  partner of  $1,402,000.
These changes were more than offset by an increase in operating and  maintenance expense of  $22,466,000,  an increase in general and  administrative  expense of
$1,371,000,  an  increase  in  interest  expense of  $7,152,000,  an increase in depreciation  and  amortization  of  $13,497,000  and a decrease in interest and other  income of  $1,679,000.  Each of the items are  described  in more  detail below.

Of the $39,189,000 increase in rental income,  $4,410,000 is attributable to the
2003   Acquisition   Communities,   $18,936,000  is  attributable  to  the  2004
Acquisition  Communities and $3,026,000 is attributed to the VIE. The balance of
$12,817,000  relates  to a 3.7%  increase  from the  2004  Core  Properties  due primarily to an increase of 3.3% in weighted  average rental rates,  accompanied by an increase in average economic occupancy from 93.0% to 93.4%.

The Company  focused more on improving  occupancy  during 2003 and therefore was less aggressive with rent increases at its Core Properties. The Company reverted back in 2004 to focusing on rent increases,  as seen by the quarter over quarter trend of more aggressive rents. An additional  component of the 3.3% increase in weighted average rent results from the significant  upgrading and  repositioning efforts  discussed  under  "Capital  Improvements"  below.  The Company  seeks a minimum 9% internal rate of return for these  revenue-enhancing  upgrades,  down from the 12% goal referenced in 2003.

Property  other income,  which  consists  primarily of income from  operation of laundry  facilities,  late  charges,  administrative  fees,  garage and  carport rentals, revenue from corporate apartments,  cable revenue, pet charges, utility recovery charges and  miscellaneous  charges to residents,  increased in 2004 by
$2,728,000.  Of this increase,  $229,000 is attributable to the 2003 Acquisition
Communities,  $412,000 is attributable to the 2004  Acquisition  Communities and
$65,000 is attributable  to the VIE. The balance of $2,022,000  represents a 13%
increase attributable to the 2004 Core Properties.  A significant portion of the increase (47%) for the 2004 Core Properties is from telephone  revenue and cable revenue, in particular,  revenue recognized in the amount of $500,000 associated with the  termination  of a  contract  with a  telephone  service  provider.  In addition,  12% of the increase is from increased  laundry revenue as we continue to increase the percentage of owned laundry equipment at the properties.

Other income,  which primarily reflects management and other real estate service fees  recognized by the Company,  decreased in 2004 by  $1,644,000.  This is due primarily to a decrease in the level of  management  activity as a result of the sale of the affordable limited partnerships.

Of the $22,466,000 increase in operating and maintenance expenses, $1,730,000 is attributable to the 2003 Acquisition Communities,  $8,274,000 is attributable to the 2004 Acquisition  Communities and $2,082,000 is attributable to the VIE. The balance  for the 2004 Core  Properties,  a  $10,380,000  increase  in  operating expenses or 6.6%, is primarily a result of increases in  utilities,  repairs and maintenance, personnel, property insurance and real estate taxes, offset in part by reductions in advertising and snow removal costs.

The breakdown of operating and maintenance costs for the 2004 Core Properties by line item is listed below (in thousands):

                                                        2004            2003          $ Variance        % Variance
                                                        ----            ----          ----------        ----------
Electricity                                          $    6,839     $    6,361        $    (478)           (7.5%)
Gas                                                      17,173         15,963           (1,210)           (7.6%)
Water & Sewer                                             9,400          8,482             (918)          (10.8%)
Repairs & Maintenance                                    25,083         22,081           (3,002)          (13.6%)
Personnel Expense                                        35,491         32,972           (2,519)           (7.6%)
Site Level Incentive Compensation                         1,507          1,003             (504)          (50.2%)
Advertising                                               7,206          7,863              657             8.4%
Legal & Professional                                      1,279          1,216              (63)           (5.2%)
Office & Telephone                                        5,161          5,403              242             4.5%
Property Insurance                                        6,099          5,242             (857)          (16.3%)
Real Estate Taxes                                        37,838         35,654           (2,184)           (6.1%)
Snow                                                      1,042          1,746              704            40.3%
Trash                                                     2,373          2,423               50             2.1%
Property Management G&A                                  10,039          9,741             (298)           (3.1%)
                                                       --------       --------         --------            ----
Total                                                  $166,530       $156,150         $(10,380)           (6.6%)
                                                       ========       ========         ========            ====

The increase in electric of 7.5% continues a trend of above 5% increases for the past two years,  reflective of market increases versus any substantial  shift in usage.

The natural gas heating cost variance of 7.6% was all a fourth quarter event, as this line item was  breakeven  through  the third  quarter  of 2004.  The fourth quarter of 2003 was relatively mild, plus there have been significant  increases in the cost of natural gas per decatherm.  As of December 31,  2004, the Company had fixed-price contracts covering approximately 99% of its natural gas exposure for the 2004/2005 heating season. The Company has fixed-price contracts covering approximately  59% of its natural gas exposure for calendar  year 2005.  Risk is further diversified by staggering  contract term expirations.  For the 2004/2005 heating  season,  where the Company has  coverage for  approximately  99% of its exposure,  the Company's negotiated average price per decatherm is approximately
$6.08.

The over 10% increase in water and sewer costs are a function of  municipalities across all  regions  looking  at ways to  increase  revenues.  The  Company  was focusing  on a program  to  allocate  water and sewer  costs to  residents  at a majority of the Owned Properties.

The increase in repairs and  maintenance of 13.6% occurred in contract  repairs, painting  and  cleaning.  Included in contract  repairs is $805,000 of sales tax expense,  as described  below,  which accounted for 27% of the total increase in repairs and  maintenance.  Cleaning  costs are up $634,000,  or 21% of the total increase in repairs and maintenance.  A significant portion of this represents a shift  between  personnel  costs and  repairs  and  maintenance  as more of this function was performed by outside contractors versus in-house personnel.

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
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of June 30, 2004 in those states where it found  non-compliance and had recorded a liability of $1,712,000.  This was allocated  $493,000 to expense for property  repairs,  $233,000 to interest  expense,  $35,000 (before minority interest) to loss on disposition of property,  and $951,000  capitalized to real estate assets.  The liability  recorded  related to the period  beginning on the later of: (i) the date the Company first  purchased  property in the  applicable state;  or (ii)  January  1,  1997 and  ending  on June 30,  2004.  The  Company recognizes  that the liability  recorded was an estimate and that the actual tax liability paid in 2005 was approximately $1,430,000.

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

Personnel  expense was up 7.6% in 2004 versus  2003.  Payroll tax expense was up
6.7%, mostly fueled by significant  increases in workers compensation and health insurance costs. The balance represents a 4.8% increase in wages.

Site level incentive  compensation was up $504,000, or 50.2%. This represents an increased focus on creating a higher level of property  management  compensation coming from incentive based performance measures.

Advertising  costs  were down 8.4% as a result of a  comparison  to higher  than normal  levels  in  2003.  Advertising  costs  were  up  substantially  in  2003 consistent with increased efforts to attract traffic and increase occupancy. The advertising level in 2004 reflected a more normalized run rate.

Property insurance costs were up 16.3% over 2003. The insurance expense for 2003 reflects the impact of a legal settlement which reduced the expense by $500,000.
Without the benefit of this settlement, insurance costs would have been up 6.8%.
The Company renewed the property and general liability  insurance policy for the year beginning November, 2004 at significantly reduced rates.

Real estate taxes were up 6.1% in 2004,  reflecting  increased  assessments  and rates as tax  authorities  struggle  to raise  revenues  in many  regions of the country.

Snow  removal  costs  were  down  40.3%.  The  first  quarter  of 2003  produced significant  snowfalls  compared  to  historical  norms.  Most  of the  $704,000 decrease in snow removal costs occurred  during the first  quarter,  due to this comparison, and below normal snowfall in 2004.

The  operating  expense ratio (the ratio of operating  and  maintenance  expense compared to rental and property  other income) for the 2004 Core  Properties was
44.5% and 43.4% for 2004 and 2003,  respectively.  This 1.1%  increase  resulted from the 4.1%  increase in total revenue  achieved  through  ongoing  efforts to upgrade and reposition properties for maximum potential being offset by the 6.6%
increase  in  operating  and  maintenance  expense.  In general,  the  Company's operating  expense ratio is higher than that  experienced  in other parts of the country  due to  relatively  high  real  estate  taxes  in its  markets  and the
Company's  practice,  typical in its markets,  of including  heating expenses in base rent.

G&A  increased  in  2004  by  $1,371,000  or 6%  from  $22,607,000  in  2003  to
$23,978,000 in 2004. Of this increase,  $3,800,000 is attributable to an accrued liability  recorded  in the fourth  quarter of 2004  relating  to the March 2005 settlement  of a lawsuit  and the  payment of certain  related  legal  fees,  as described below. The year-over-year  increase would have been greater except for a $5,000,000  expense  incurred in 2003 for the restricted  stock granted to the
Leenhoutses as part of their  retirement as Co-CEO's.  After taking into account the settlement  expense and the restricted  stock grant,  all other items of G&A increased  $2,571,000  year  over  year.  Of this net  variance,  $1,591,000  is directly attributed to increased external costs incurred  specifically to comply with Section 404 of Sarbanes-Oxley. Including all other accounting, auditing and tax compliance  cost increases  explains an additional  $368,000 of the variance increase.  All other  items of G&A  accounted  for the  $612,000  balance of the increase.  The total direct  external costs incurred during 2004 for Section 404 compliance totaled approximately $1,800,000.

The $3,800,000  accrued for  settlement  costs  ($3,500,000)  and the legal fees
($300,000)  relates to a legal action,  commenced in 2000,  against the Company, the Operating Partnership and Home Leasing Corporation. Home Leasing is owned by
Nelson B. Leenhouts and Norman Leenhouts,  who are the Co-Chairs of the Board of
Directors and Senior Advisors to the Company.  The Company was originally formed to expand and continue Home Leasing's business. The essence of the complaint was that the entity in which the plaintiffs  were investors was wrongfully  excluded from  the  Company's  initial  public  offering.  In their  original  complaint, plaintiffs  sought  damages  in the  amount  of  $3,000,000.  In the  subsequent discovery process,  plaintiffs increased damages sought to $10,000,000.  Payment in  settlement  and of legal fees was made on behalf of Home  Leasing as well as the Company and the Operating  Partnership  in  recognition of the fact that the matters alleged in the action against Home Leasing  related  directly and solely to the promotion and creation of the Company.

Interest  expense  increased in 2004 by  $7,152,000 as a result of the increased borrowings in connection with acquisition of the 2004  Acquisition  Communities, and a full year of interest  expense for the 2003  Acquisition  Communities.  In addition,  amortization  from  deferred  charges  relating to the  financing  of properties  totaled  $1,766,000  and  $1,483,000,  and was  included in interest expense for 2004 and 2003, respectively.

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

Depreciation  and  amortization   expense  increased   $13,497,000  due  to  the
additional  depreciation expense on the 2004 Acquisition  Communities and a full year of depreciation expense for the 2003 Acquisition  Communities,  as well the
incremental   depreciation  on  the  capital   expenditures  for  additions  and
improvements  to the  Core  Properties  in  2004  and  2003 of  $91,151,000  and
$101,398,000, respectively, net of the Disposition Communities.

In the fourth  quarter of 2002,  the Company  announced  its  intention  to sell virtually all of the assets associated with its general partner interests in the affordable  properties  in order to focus  solely on the  direct  ownership  and management of market rate apartment communities. The assets included principally loans,  advances and management  contracts.  During 2004,  the Company  recorded impairment  charges of  $1,116,000  (all in the first  quarter).  Of this total,
$171,000 represents advances made during the first quarter of 2004 to certain of the affordable property limited partnerships which the Company believes will not be repaid  upon the sale of the loans.  The  remaining  $945,000  pertains to an additional  net  impairment  charge taken on the 38  properties  included in the
Company's  planned  disposition  of  its  affordable  portfolio  to  reduce  the investment in the  partnership  based upon the revisions to the sale contract in the first  quarter.  In  connection  with FIN 46R,  the Company was  required to consolidate  the  majority of the  affordable  limited  partnerships  results of operations beginning April 1, 2004.

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

Minority  interest  decreased  $165,000  as a direct  result of the  decrease in income from operations over the prior year.

Included in  discontinued  operations for the year-ended  December 31, 2004, are the  Disposition  Communities,  Held for Sale  Communities  and the  results  of operations of the sold affordable  limited  partnerships that in connection with
FIN 46R  were  required  to be  consolidated  beginning  April 1,  2004.  As all significant  contingencies surrounding the sale of the affordable properties had been  resolved,  the  Company  had  considered  these  assets  held for sale and reported them in  discontinued  operations.  (See further detail  supplied under
"Variable Interest Entities" section below).

Included in the $11,417,000 net gain on disposition of property reported for the year  2004 is the sale of five  apartment  communities  where  the  Company  has recorded a combined gain on sale,  net of minority  interest,  of  approximately
$18,082,000.  In  addition,  the  Company  recorded a  $6,665,000  loss,  net of minority interest of $3,103,000,  during the year related to the disposal of the affordable  partnerships.  Included in the gross  $9,800,000  loss reported is a
$5,000,000  loss from a  property  being  disposed  through  a default  with the lender. In December,  2004, the Company recorded an obligation to repurchase the limited  partner's  interests  in two  VIEs in  satisfaction  of any tax  credit guarantees or other obligations to that partner for $5.7 million, resulting in a loss of $5.0 million  included in "gain on  disposition  of property" as part of
"Discontinued  operations."  The  transfer  of  the  partnership  interests  was effective in January, 2005. An additional impairment in the Company's investment of $4,000,000 was recorded  relating to the closing of 26 affordable  properties and the eight properties under contract for sale with the same buyer. Finally, a reduction of $800,000 to fair market value of the Company's  investment has been recorded for the property the Company will continue to hold for sale.

In  connection  with the  adoption of FIN 46R,  the Company  recorded a $321,000 cumulative effect charge,  net of minority  interest,  of a change in accounting principle in the first  quarter of 2004.  This charge was the result of negative capital  accounts  of  minority  interest  partners  that were  absorbed  by the
Company.

Net income  increased  $5,224,000  primarily due to the increase in discontinued
operations of $6,489,000 in 2004 compared to 2003.

Liquidity and Capital Resources
-------------------------------

The Company's  principal  liquidity  demands are expected to be distributions to the preferred and common  stockholders  and Operating  Partnership  Unitholders, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, stock repurchases and debt repayments. The Company may also acquire equity ownership in other public or private  companies that own and
manage  portfolios  of  apartment   communities.   Management   anticipates  the
acquisition of properties of approximately  $150 million in 2006, although there can be no assurance that such acquisitions will actually occur.

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

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and the line of credit,  it intends to satisfy such  requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of UPREIT Units, proceeds from sales of its common stock through the Dividend  Reinvestment Plan, or issuing additional common shares, shares of the Company's preferred stock, or other securities. As of December 31, 2005, the Company owned 25 properties, with
5,271 apartment units, which were unencumbered by debt.

A source of  liquidity  in 2006 is expected  to be from the sale of  properties.
During 2005, the Company sold four communities for a total sales price of $142.6 million.  The Company sold five communities  during 2004 for a total sales price of $92.5  million.  The Company was able to sell these  properties at an average capitalization  rate of 5.7% and reinvest in the  acquisition of properties with more growth potential at an expected first year cap rate of 6.3%. Management has included in its operating  plan that the Company will  strategically  dispose of assets totaling  approximately  $250 million  in 2006,  although there can be no assurance that such dispositions will actually occur.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock or other  securities.  As of  December  31,  2005,  the Company continued to have available  securities under the registration  statement in the aggregate amount of $144,392,000.

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
$25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million.  The net proceeds were used to fund the repurchase of the Company's  Series B Preferred  Stock,  property  acquisitions,  and property upgrades. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption  price of $25.00 per share,  plus any accumulated,  accrued and unpaid  dividends.  Each Series F Preferred share will receive an annual  dividend  equal to 9.00% of the  liquidation  preference  per share (equivalent to a fixed annual amount of $2.25 per share).

In 2000, the Company  obtained an investment  grade rating from Fitch,  Inc. The
Company was assigned an initial  corporate  credit  rating of "BBB"  (Triple-B), with a rating of "BBB-"  (Triple-B  Minus)  for  Series C through E  Convertible
Preferred Stock and Series F Preferred  Stock.  This rating remains in effect as of December 31, 2005.

The issuance of UPREIT Units for property  acquisitions  continues to be a minor source of capital for the Company.  During 2005, the Company issued  $55,600,000 of UPREIT Units as consideration for three acquired properties. During 2004, the
Company issued $12,100,000 worth of UPREIT Units as consideration for two of the four  properties  acquired  in the New Jersey  region.  No units were  issued in connection with the two acquisitions during 2003.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action did not  establish a target  price or a specific  timetable  for repurchase.  At December  31,  2003,  there was  approval  remaining to purchase
3,135,800  shares.  During 2004, the Company  repurchased  1,135,800 shares at a cost of $47,426,000.  During 2005, the Company repurchased 2,779,805 shares at a cost of $111,738,000.  In addition,  in January,  2006, the Company  repurchased
107,800  shares  at a cost of  $4,468,000.  On each of  February  16,  2005  and
November 4, 2005, the Board of Directors  approved a 2,000,000 share increase in the stock repurchase  program,  resulting in a remaining  authorization level of approximately  3,112,000  shares at February 21, 2006.  During 2006, the Company will monitor  stock  prices,  the  published  net asset value,  and  acquisition alternatives  to determine the current best use of capital between the two major uses of capital - stock buyback and acquisitions.

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
In the fourth  quarter of 2004,  the Company  began  meeting share demand in the program through share repurchase by the transfer agent in the open market on the
Company's behalf instead of new share issuance. This removes essentially 100% of the  dilution  caused by  issuing  new shares at a price less than the net asset value in an economic and  efficient  manner.  During 2004,  $17,560,000  (net of
$5,978,000 share repurchase) of common stock was issued under this plan, with no additional issuance (net of share repurchases) of common stock in 2005.

Management  monitors the relationship  between the Company's stock price and its estimated net asset value.  During times when the  difference  between these two values is small,  resulting  in little  "dilution"  of net asset value by common stock issuances,  the Company has the flexibility to satisfy the demand for DRIP shares with stock  repurchased  in the open  market or to issue  waivers to DRIP participants  to provide for investments in excess of the $1,000 maximum monthly investment. No such waivers were granted during 2004 or 2005.

During 2005, the Company extended its revolving line of credit with M&T Bank for a period of three years,  increasing the line from $115,000,000 to $140,000,000.
As of December 31, 2005, the Company had $82,000,000  outstanding on the line of credit.  Borrowings  under the line of  credit  bear  interest  at .75% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the
Company's  interest expense and as a result will affect the Company's results of operations and financial  condition.  The one-month  Libor was 4.38% at December
31,  2005.  The  Company  renegotiated  certain  terms  of the  line  of  credit effective, including a forty basis point drop in the interest rate and easing of certain covenant restrictions. The line of credit expires on September 1, 2008.

The Credit Agreement relating to this line of credit provides for the Company to maintain certain financial ratios and  measurements.  One of these covenants was that the Company may not pay any  distribution if a distribution,  when added to other distributions paid during the three immediately preceding fiscal quarters, exceeds  the  greater  of:  (i) 90% of funds  from  operations  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's status as a REIT. Historically,  there were certain quarters where the
Company did not meet this specific covenant and appropriate waivers were granted by the  participating  banks. The new credit agreement,  effective  September 1,
2005, has removed this covenant completely. The line of credit has not been used for long-term financing but adds a certain amount of flexibility,  especially in meeting the Company's  acquisition goals. Many times it is easier to temporarily finance an acquisition in a short-term  nature through the line of credit,  with long term secured financing or other sources of capital replenishing the line of credit availability.

On November 23, 2004,  the Company  signed a  supplemental  demand note with M&T
Bank. The note had a maximum principal amount of $42 million.  Borrowings on the note bear interest at 1.25% over the one-month  LIBOR rate.  The demand note was entered into to fund the Company's stock repurchase program.  The Company had no outstanding  balance on the note as of December 31, 2004. In connection with the increased  borrowing  capacity of the line of credit as  described  above,  this supplemental note was terminated during the third quarter of 2005.

On November 23, 2005,  the Company  executed a Standard Libor Grid Note with M&T
Bank.  The note has a maximum  principal  amount of $40 million with an interest rate at .95% over the  one-month  LIBOR.  Proceeds  from this  demand  note were utilized to fund the  Company's  stock  repurchase  program.  The Company had no outstanding balance on the note as of December 31, 2005.

As of December 31, 2005, the weighted  average rate of interest on the Company's mortgage debt was 5.9% and the weighted  average  maturity of such  indebtedness was  approximately  seven years.  Mortgage debt of $1.8 billion was  outstanding with 91% at fixed rates of interest with staggered  maturities.  This limits the exposure to changes in interest  rates,  minimizing  the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The  Company's  net  cash  provided  by  operating   activities  decreased  from
$161,691,000 for the year ended December 31,  2004, to $132,947,000 for the year ended December 31, 2005. The decrease was principally due to changes in accounts payable and accrued liabilities. The decrease in liabilities over the prior year were  primarily  related to paying  $5,700,000  to  repurchase  limited  partner interests,  $3,800,000 for a legal  settlement,  bonus accrual of $1,500,000 and increased insurance reserves of $2,000,000 over the prior year. The remainder of the  difference is  attributable  to an increase in trade  payables  offset by a decrease in other assets.

Net cash used in investing  activities  increased from  $165,466,000  in 2004 to
$179,696,000  in 2005. The increase was  principally  due to the higher level of properties  purchased  in 2005,  which  increased to  $283,363,000  in 2005 from
$247,500,000  in 2004.  Other  changes  included an increase of  $50,045,000  in proceeds  from sale of property,  offset by a decrease in property  additions of
$3,783,000.

The  Company's  net  cash  provided  by  financing   activities  increased  from
$5,747,000 in 2004 to $44,215,000 in 2005. Debt proceeds,  used to fund property acquisitions  and additions,  increased from $94,038,000 in 2004 to $250,813,000 in 2005.  Net  borrowings on the Company's  line of credit  decreased from a net borrowing of $58,000,000 in 2004 to a net borrowing of $24,000,000 in 2005.

On February 7, 2006, the Board of Directors approved a dividend on the Company's common  shares of $.64 per share for the period from October 1, 2005 to December
31, 2005.  This is the equivalent of an annual  distribution of $2.56 per share.
In addition,  the Company declared a dividend of $0.5625 per share on its Series
F Cumulative Redeemable Preferred Stock for the quarter ended February 28, 2006.
The  dividends  were paid on  February  28,  2006 to  shareholders  of record on
February 17, 2006.

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

Revenue Recognition

The Operating  Partnership  leases its residential  properties under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result,  deferred  rents  receivable are created when rental income is recognized during the concession period of certain negotiated  leases  and  amortized  over the  remaining  term of the  lease.  In accordance  with SFAS 141,  the Company  recognizes  rental  revenue of acquired in-place  "above and below"  market leases at their fair value over the weighted average remaining lease term. Property other income, which consists primarily of income from operation of laundry  facilities,  utility recovery,  administrative fees,  garage and carport  rentals and  miscellaneous  charges to residents,  is recognized  when earned (when the services  are  provided,  or when the resident incurs the charge).

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
Non-recurring  upgrades  include,  among other  items,  community  centers,  new appliances, new windows, kitchens and bathrooms.  Interest costs are capitalized until construction is substantially  complete.  There was $1,096,000,  $763,000, and  $920,000  of interest  capitalized  in 2005,  2004 and 2003,  respectively.
Salaries and related costs  capitalized  for the years ended  December 31, 2005,
2004 and 2003 were  $2,135,000,  $3,391,000 and $6,008,000,  respectively.  When retired or  otherwise  disposed  of,  the  related  asset  cost and  accumulated depreciation  are cleared from the respective  accounts and the net  difference, less any amount  realized  from  disposition,  is reflected in income.  Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

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

The Company  accounts  for its  acquisitions  of  investments  in real estate in accordance with SFAS No. 141, Business Combinations ("SFAS 141"), which requires the fair value of the real  estate  acquired  to be  allocated  to the  acquired tangible  assets,  consisting  of land,  building,  and  personal  property  and identified  intangible  assets  and  liabilities,  consisting  of the  value  of above-market  and  below-market  leases,  value of in-place  leases and value of resident  relationships,  based in each case on their fair  values.  The Company considers  acquisitions of operating real estate assets to be businesses as that term is contemplated  in Emerging Issues Task Force Issue No. 98-3,  Determining
Whether a Nonmonetary  Transaction Involves Receipt of Productive Assets or of a
Business.

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

Discontinued Operations

In the provisions of SFAS No. 144,  Accounting for the Impairment or Disposal of
Long Lived Assets ("SFAS 144"), the standard addresses financial  accounting and reporting for the impairment or disposal of long-lived  assets.  It also retains the basic  provisions  for  presenting  discontinued  operations  in the  income statement  but  broadened  the scope to include a component of an entity  rather than a segment of a business.  Pursuant to the  definition  of a component of an entity in SFAS 144, assuming no significant continuing involvement by the former owner after the sale,  the sale of an apartment  community  is now  considered a discontinued  operation.  In addition,  apartment communities classified as held for sale are also  considered a discontinued  operation.  The Company  generally considers  assets  to be  held  for  sale  when  all  significant  contingencies surrounding  the closing have been resolved,  which often  corresponds  with the actual closing date.

Included in discontinued  operations for the three years ended December 31, 2005 are the  operating  results,  net of  minority  interest,  of sixteen  apartment community  dispositions  (four sold in 2005, five sold in 2004 and seven sold in
2003). In addition,  discontinued  operations for all periods presented includes the operating  results,  net of minority interest of twenty two VIEs sold during
2004 and four VIEs sold during 2005 and nineteen apartment  communities held for sale as of  December  31,  2005.  For  purposes of the  discontinued  operations presentation,  the  Company  only  includes  interest  expense  associated  with
specific   mortgage   indebtedness   of  the  properties   that  are  considered
discontinued  operations.  Subsequent to the  classification  of assets held for sale, no further  depreciation expense is recorded.  The depreciation  suspended for the nineteen apartment communities held for sale amounted to $1,457,000.

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

Federal Income Taxes

The Company has elected to be taxed as a real estate  investment  trust ("REIT")
under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31,  1994. As a result, the Company generally is not subject to Federal or State  income  taxation  at the  corporate  level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2005,
2004 and 2003, the Company  distributed in excess of 100% of its taxable income;
accordingly,  no  provision  has  been  made  for  federal  income  taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on  dividends  and must  report  distributions  from the Company as either ordinary income, capital gains, or as return of capital.

Included in total  assets on the  Consolidated  Balance  Sheets are deferred tax assets  of  $8,496,000  and  $8,737,000  as  of  December  31,  2005  and  2004,
respectively. The deferred tax assets were a result of the net losses associated with the affordable  property  portfolio sales during 2004 and 2003.  Management does not believe it is more likely than not that these  deferred  assets will be used, and  accordingly has recorded a reserve against the deferred tax assets of
$8,421,000  and  $8,680,000  for the years  ended  December  31,  2005 and 2004, respectively.  The  deferred  tax  assets  are  associated  with the  Management
Companies who perform certain of the  residential and development  activities of
the  Company.   The  Management  Companies   historically   provided  commercial
management  services and provided loan advances to affordable  housing  entities owned through general partnership  interests.  As these activities are no longer provided,  Management  does not  currently  believe there is a source for future material taxable  earnings for the Management  Companies that would give rise to value for the deferred tax assets.

Variable Interest Entities
--------------------------

Effective  March 31,  2004,  the Company  adopted FASB  Interpretation  No. 46R,
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities,  "VIE"). The
Company  had  made  the  determination  that  all  41 of the  remaining  limited partnerships at the time were Variable Interest Entities.

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy programs, all of which have been sold as of December 31, 2005.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and,  therefore,  consolidated these entities effective March 31, 2004.
Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs.  Effective  December 31, 2005, the Company has closed on the sale on all but one of the VIEs.  The one remaining VIE is not considered held for sale and is included in the  Consolidated  statement of operations  for the years ended December 31, 2005 and 2004.

The Company is currently the general partner in this one VIE with a total of 868 units  syndicated  using low income  housing tax credits under Section 42 of the
Internal  Revenue Code. As general  partner,  the Company manages the day-to-day operations of this  partnership for a management  fee. In addition,  the Company has certain  operating deficit and tax credit guarantees to its limited partner.
The Company is responsible  to fund  operating  deficits to the extent there are any and can receive  operating  incentive  awards when cash flow reaches certain levels. The effect on the consolidated balance sheets of including these VIEs as of December 31, 2005 and 2004 includes  Total assets of $21.3 and $87.8 million,
Total liabilities of $17.9 and $80.6 million,  and Minority interest of $3.4 and
$7.5 million, respectively.

The  Company  believes  the  properties'  operations  conform to the  applicable requirements as set forth above.

Acquisitions and Dispositions
-----------------------------

In 2005, the Company acquired a total of seven communities with a total of 2,430 units for total  consideration of approximately  $283,400,000,  or an average of approximately $116,900 per unit. For the same time period, the Company sold four properties with a total of 816 units for total consideration of $142,600,000, or an average of $174,700 per unit.  The weighted  average  expected first year cap rate of the 2005  Acquisition  Communities  was  6.0%  and of the 2005  Disposed
Communities was 4.0%. The weighted average  unleveraged  internal rate of return
(IRR) during the Company's ownership for the properties sold was 20.0%.

In 2004, the Company  acquired a total of ten communities  with a total of 2,486 units for total  consideration of approximately  $247,500,000,  or an average of approximately  $99,600 per unit. For the same time period, the Company sold five properties with a total of 1,646 units for total  consideration  of $92,500,000, or an average of $56,200 per unit. The weighted  average expected first year cap rate of the 2004  Acquisition  Communities  was  6.7%  and of the 2004  Disposed
Communities was 8.2%. The weighted average  unleveraged IRR during the Company's ownership for the properties sold was 13.1%.

Contractual Obligations and other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September 2008, and has $82,000,000  outstanding at December 31,  2005. The $1.8 billion in mortgage notes payable have varying maturities ranging from one to 37 years.  The  principal  payments  on the  mortgage  notes  payable for the years subsequent to December 31,  2005, are set forth in the table below as "long-term debt."

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides
for  contingent   rental  payments  based  on  certain  variable   factors.   At
December 31,  2005,  future minimum rental payments required under the lease are
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

On December  1, 2004 the Company  entered  into a lease  agreement  with a third party owner to manage the operations of one of their communities.  The lease has a term of five  years,  but after two  years,  (from the 24th  month to the 36th month) the owner may  require  the  Company to buy the  property.  From the 36th month to the end of the lease  term,  we have the right to require  the owner to sell the property to the Company.  It is the Company's  expectation that closing on the  acquisition of the property will occur no later than 36 months after the commencement of the lease. The estimated future acquisition cost of $141 million is included in the total  purchase  obligations  amount for the year 2007 in the table below.

Purchase  obligations  represent  those costs that the Company is  contractually obligated to in the future. The significant components of this caption are costs for  capital  improvements  at the  Company's  properties,  as well as costs for normal  operating  and  maintenance  expenses at the site level that are tied to
contracts  such  as  utilities,   landscaping   and  grounds   maintenance   and
advertising. The purchase obligations include amounts tied to contracts, some of which  expire in 2006.  It is the  Company's  intention  to renew  these  normal operating contracts;  however,  there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

                                                 Payments Due by Period (in thousands)
                                                 -------------------------------------
 Contractual Obligations       Total       2006       2007       2008       2009       2010     Thereafter
 -----------------------       -----       ----       ----       ----       ----       ----     ----------

Long-term debt (1)           $1,842,086    $60,848   $184,684   $205,630    $66,249   $289,161   $1,035,514

Ground lease                      1,050         70         70         70         70         70          700

Operating lease                   7,883      2,020      1,951      1,921      1,861        130            -

Purchase obligations            159,493     15,800    142,783        653        164         93            -
                             ----------    -------   --------   --------    -------   --------   ----------

Total (2)                    $2,010,512    $78,738   $329,488   $208,274    $68,344   $289,454   $1,036,214
                             ==========    =======   ========   ========    =======   ========   ==========

(1)  Amounts include  principal  payments only. The Company will pay interest on outstanding  indebtedness based on the rates and terms summarized in note 4 to the consolidated financial statements.

(2)  The  contractual  obligations  and other  commitments  in the table are set forth as required by Item  303(a)(5) of Regulation  S-K  promulgated by the
     SEC  in  January  of  2003  and  are  not  prepared  in   accordance   with
     generally-accepted accounting principles.

As discussed in the section entitled "Variable Interest  Entities," the Company, through  its general  partnership  interest in an  affordable  property  limited partnership,  has  guaranteed  the Low  Income  Housing  Tax  Credits to limited partners in this partnership totaling  approximately $3 million. With respect to the guarantee of the low income  housing tax credits,  the Company  believes the property's  operations  conform  to the  applicable  requirements  and  does not anticipate any payment on  the guarantee.  In addition,  the Company,  acting as general  partner in this  partnership,  is  obligated  to advance  funds to meet partnership operating deficits.

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

                                    Calculation Presented for Series F Covenants

                                                                                  Three-months ended
                                                                   Dec. 31      Sept. 30      June 30       Mar. 31
                                                                    2005          2005          2005         2005
                                                                    ----          ----          ----         ----
EBITDA
     Total revenues                                                $114,835     $125,775      $121,636      $118,787
      Net operating income from discontinued operations               5,677        1,045          (343)          142
     Operating and maintenance                                      (51,801)     (54,161)      (53,623)      (57,511)
     General and administrative                                      (5,209)      (4,894)       (4,144)       (5,405)
                                                                   --------     --------      --------      --------
                                                                   $ 63,502     $ 67,765      $ 63,526      $ 56,013
Fixed Charges
     Interest expense                                              $ 25,793     $ 27,059      $ 25,173      $ 24,943
     Interest expense on discontinued operations                      1,578          382           279            21
     Preferred dividends                                              1,350        1,350         1,681         1,898
     Capitalized interest                                               312          254           339           191
                                                                   --------     --------      --------      --------
                                                                   $ 29,033     $ 29,045      $ 27,472      $ 27,053

Times Coverage ratio:                                                2.19         2.33          2.31          2.07

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

                                                                                        Maintenance
                                                                       Capitalized        Expense          Total
                                         Capitalized                   Expenditure        Cost per        Cost per
                                          Cost per        Useful         Per Unit           Unit            Unit
Category                                    Unit          Life(1)      Per Year(2)      Per Year(3)       Per Year
----------------------------------------------------------------------------------------------------------------------

Appliances                                  $1,000          18             $  56          $    5           $    61
Blinds/Shades                                  130           6                22               6                28
Carpets/cleaning                               840           5               140              97               237
Computers, equipment, misc.(4)                 120           5                24              29                53
Contract repairs                                 -           -                 -             102               102
Exterior painting (5)                           84           5                17               1                18
Flooring                                       250           8                31               -                31
Furnace/Air (HVAC)                             765          24                32              43                75
Hot water heater                               130           7                19               -                19
Interior painting                                -           -                 -             138               138
Kitchen/bath cabinets                        1,100          25                44               -                44
Landscaping                                      -           -                 -             106               106
New roof                                       800          24                33               -                33
Parking lot                                    400          15                27               -                27
Pool/ Exercise facility                        100          16                 6              23                29
Windows                                        980          36                27               -                27
Miscellaneous (6)                              705          15                47              40                87
----------------------------------------------------------------------------------------------------------------------
Total                                       $7,404                          $525            $590            $1,115
----------------------------------------------------------------------------------------------------------------------

(1)  Estimated  weighted  average actual physical useful life of the expenditure capitalized.

(2)  This amount is not  necessarily  incurred each and every year.  Some years, per unit expenditures in any category will be higher, or lower depending on the timing of certain longer lived capital or maintenance items.

(3)  These expenses are included in the Operating and  maintenance  line item of the Consolidated  Statement of Operations.  Maintenance labor costs are not included in the $590 per unit maintenance estimate. All personnel costs for site  supervision,  leasing agents,  and maintenance staff are combined and disclosed in the Company's same- store expense detail schedule.  The annual per unit cost of  maintenance  staff would add another $570 to  maintenance expenses and total cost figures provided.

(4)  Includes computers, office equipment/ furniture, and maintenance vehicles.

(5)  The level of  exterior  painting  may be lower  than other  similar  titled presentations by other apartment companies as the Company's portfolio has a significant amount of brick exteriors. In addition,  other exposed exterior surfaces are most often covered with aluminum or vinyl.

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

The Company estimates that during 2005, approximately $525 per unit was spent on recurring  capital  expenditures.  The table below  summarizes  the breakdown of capital  improvements by major categories  between recurring and  non-recurring, revenue generating capital improvements as follows:

                                       For the year- ended December 31,
                                     (in thousands, except per unit data)
                                                     2005                                            2004
                      -------------------------------------------------------------------- --------------------------
                       Recurring          Non-recurring          Total Capital             Total Capital
                          Cap Ex  Per Unit     Cap Ex   Per Unit  Improvements   Per Unit   Improvements    Per Unit
                      -------------------------------------------------------------------- --------------------------
New Buildings              $   -     $   -     $4,647      $ 111       $ 4,647      $ 111        $ 3,718       $  93
Major building
improvements               3,794        91     18,523        444        22,317        535         18,992         474
Roof replacements          1,376        33      3,731         89         5,107        122          3,866          97
Site improvements          1,376        33      7,464        179         8,840        212          9,283         232
Apartment upgrades         2,751        66     17,421        418        20,172        484         25,391         634
Appliances                 2,335        56      1,933         46         4,268        102          4,155         104
Carpeting/Flooring         7,129       171      3,679         88        10,808        259         10,464         261
HVAC/Mechanicals           2,126        51      8,880        213        11,006        264         11,883         297
Miscellaneous              1,001        24      2,569         62         3,570         86          3,382          84
                         -------      ----    -------     ------       -------     ------        -------      ------
Totals                   $21,888      $525    $68,847     $1,650       $90,735     $2,175        $91,134      $2,276
                         =======      ====    =======     ======       =======     ======        =======      ======

(a)  Calculated  using the weighted  average  number of  apartment  units owned, including  33,422 core units,  5,046 held for sale units,  2004 acquisition units  of  2,486  and  2005  acquisition  units  of 734 for the  year-ended
     December 31, 2005 and 33,422 core units, 5,046 held for sale units and 2004 acquisition units of 1,593 for the year-ended December 31, 2004.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                               For the year- ended December 31,
                                             (in thousands, except per unit data)
                                                             2005                                          2004
                             ------------------------------------------------------------------ -----------------------
                               Recurring           Non-recurring          Total Capital             Total Capital
                                Cap Ex    Per Unit    Cap Ex     Per Unit  Improvements  Per Unit   Improvements Per Unit
                                ------    --------    ------     --------  ------------  --------   ---------------------
Core Communities                 $17,549     $525      $53,932    $1,614       $71,481    $2,139        $81,379   $2,435
Held For Sale/Detroit
Communities                       2,649      525        2,494       494         5,143     1,019          6,341    1,257
                                 -------     ----      -------    ------       -------    ------       --------   ------
Total Same Store                  20,198      525       56,426     1,467        76,624     1,992         87,720    2,280
2005 Acquisition Communities         385      525        6,371     8,680         6,756     9,205              -        -
2004 Acquisition Communities       1,305     525         6,050     2,434         7,355     2,959          3,414    2,143
                                 -------     ----      -------    ------       -------    ------       --------   ------
Sub-total                         21,888      525       68,847     1,650        90,735     2,175         91,134    2,276
2005 Disposed Communities            371      525        2,942     4,168         3,313     4,693          5,128    6,284
2004 Disposed Communities              -        -            -         -             -         -          2,543    4,455
Construction In Progress               -        -        4,089         -         4,089         -          1,515        -
Corporate office expenditures(1)       -        -            -         -           780         -          2,380        -
                                 -------     ----      -------    ------       -------    ------       --------   ------
                                 $22,259     $525      $75,878    $1,790       $98,917    $2,315       $102,700   $2,420
                                 =======     ====      =======    ======       =======    ======       ========   ======

(1)  No distinction is made between recurring and non-recurring expenditures for corporate office.

Environmental Issues
--------------------

Phase I environmental  site assessments have been completed on substantially all
of  the  Owned  Properties.   There  are  no  recorded  amounts  resulting  from
environmental  liabilities  as there  are no known  contingencies  with  respect thereto.  Furthermore,  no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

During the past few years,  there has been media  attention given to the subject of mold in residential communities.  The Company has responded to this attention
by  providing  to  its  community   management  the  Company's   "Operation  and
Maintenance Plan for the Control of Moisture". The Plan, designed to analyze and manage all  exposures  to mold,  has been  implemented  at all of the  Company's communities. There have been only limited cases of mold identified to management due to the  application and practice of the Plan. No condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to mold.

Recent Accounting Pronouncements
--------------------------------

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial  Instruments
with Characteristics of Both Liabilities and Equity. This Statement  establishes
standards  for  how  an  issuer   classifies  and  measures  certain   financial
instruments with  characteristics  of both  liabilities and equity.  It requires that an issuer  classify a  financial  instrument  that is within its scope as a liability (or an asset in some  circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June
15, 2003. The Company adopted this pronouncement for the year ended December 31,
2004,  and it did  not  have a  material  impact  on the  Company's  results  of operations, financial position or liquidity.

In December  2003,  the FASB issued  Interpretation  No. 46R,  Consolidation  of
Variable   Interest  Entities   ("FIN 46R").   This   interpretation   addresses
consolidation by business enterprises of variable interest entities in which the equity  investment at risk is not sufficient to permit the entity to finance its activities without additional  subordinated financial support from other parties or  in  which  the  equity  investors  do  not  have  the  characteristics  of a controlling financial interest. This interpretation requires a variable interest entity to be  consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest  entity's  activities or entitled
to  receive  a  majority  of  the  entity's   residual   returns  or  both.  The
interpretation  also requires  disclosures about variable interest entities that the company is not  required to  consolidate  but in which it has a  significant variable  interest.  Effective  March 31, 2004, the Company adopted FIN 46R. See the Basis of  Presentation  disclosure in Note 1 to the  Company's  consolidated financial  statements  and the Company's  disclosure on its  Investments  in and
Advances to  Affiliates  in Note 3 for a discussion of the impact on the Company from the adoption of FIN 46R.

In March  2004,  the FASB  issued EITF 03-6,  Participating  Securities  and the
Two-Class  Method under FASB  Statement  128,  Earnings per Share ("EITF 03-6").
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

In November 2004,  the FASB issued EITF Issue 04-8,  The Effect of  Contingently
Convertible  Debt on  Diluted  Earnings  Per  Share.  ("EITF  04-8").  EITF 04-8
addresses a number of issues relating to issued  securities with embedded market price contingent conversion features,  which includes  contingently  convertible preferred  stock,  and the impact on the  calculation of earnings per share on a quarterly  basis.  The EITF is effective for periods  ending after  December 15,
2004.  The  Company  adopted  the  provisions  of this  EITF for the year  ended
December  31,  2004,  and it and  had no  impact  on the  Company's  results  on operations, financial position or liquidity.

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
No. 123R,  Share-Based  Payment ("SFAS 123(R)").  The statement is a revision of
SFAS No. 123,  Accounting for Stock-Based  Compensation.  SFAS 123(R) supersedes
APB Opinion No. 25,  Accounting  for Stock Issued to Employees,  and its related implementation  guidance.  SFAS 123(R) requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e.
stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. On January
1, 2003,  the Company  adopted the  provisions  of SFAS No. 148  Accounting  for
Stock-Based  Compensation - Transition and Disclosure,  an Amendment to SFAS No.
123  ("SFAS  148").  Effective  on that  date,  the  Company  began  recognizing compensation  cost  related to stock  option  grants.  Based upon the  Company's adoption of SFAS 148, the Company  expects to adopt the  provisions  of SFAS No.
123(R) beginning January 1, 2006 using a modified prospective  application.  The
Company does not expect the adoption to have a material  impact on the Company's results of operations, financial position or liquidity.

In December 2004, the FASB issued SFAS No. 153,  Exchanges of Nonmonetary Assets
- An  amendment  of APB Opinion No. 29 ("SFAS  153").  SFAS 153  eliminates  the exception  from fair value  measurement  for  non-monetary  exchanges of similar productive  assets in  paragraph 21 (b) of APB Opinion No. 29,  "Accounting  for
Nonmonetary  Transactions,"  and  replaces  it  with  a  general  exception  for exchanges that lack commercial substance. SFAS 153 specifies that a non-monetary exchange  has  commercial  substance  if the future cash flows of the entity are expected  to  change  significantly  as a result of the  exchange.  SFAS 153 was effective for the Company's interim periods beginning July 1, 2005. The adoption of SFAS 153 did not have a material effect on our financial  position or results of operations.

In March 2005, the FASB issued  Interpretation No. 47 Accounting for Conditional
Asset Retirement  Obligations ("FIN 47"). FIN 47 requires an entity to recognize a liability for a conditional  asset retirement  obligation when incurred if the
liability  can  be  reasonably  estimated.   FIN  47  clarifies  that  the  term
"conditional asset retirement  obligation" as used in the FASB refers to a legal obligation  to perform an asset  retirement  activity in which the timing and/or method of settlement  are  conditional  on a future event that may or may not be within the control of the entity. This legal obligation is absolute, despite the uncertainty regarding the timing and/or method of settlement.  In addition,  the fair value of a liability for the conditional asset retirement obligation should be  recognized  when  incurred:  generally  upon  acquisition,  construction  or development  and/or through normal operation of the asset. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset  retirement  obligation.  FIN 47 was  effective  no later than fiscal  years ending after  December  15,  2005.  The Company  adopted FIN 47 as required effective December 31, 2005. The initial  application of FIN 47 did not have a material effect on our financial position or results of operations.

In May  2005,  the FASB  issued  SFAS No.  154,  Accounting  Changes  and  Error
Corrections  ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting  Changes and
SFAS No. 3, Reporting  Accounting  Changes in Interim  Financial  Statements and
establishes  retrospective  application  as the required  method for reporting a change in  accounting  principle.  SFAS 154 provides  guidance  for  determining whether a  retrospective  application  of a change in  accounting  principle  is impracticable  and for  reporting a change  when  retrospective  application  is impracticable.  SFAS 154 is effective for accounting  changes and corrections of errors made in fiscal years  beginning after December 15, 2005. The Company does not believe  that the  adoption  of SFAS 154 will have a material  effect on our financial position and results of operations.

In October 2005, the FASB issued Staff  Position No. 13-1  Accounting for Rental
Costs  Incurred  during a  Construction  Period  ("FSP FAS 13-1").  FSP FAS 13-1
addresses the accounting for rental costs  associated with operating leases that are incurred during the construction  period.  FSP FAS 13-1 makes no distinction between the right to use a leased asset during the  construction  period and the right to use that asset after the construction period.  Therefore,  rental costs associated with ground or building  operating  leases that are incurred during a construction  period are to be recognized as rental expense,  allocated over the lease term in accordance  with SFAS No. 13 and Technical  Bulletin 85-3. FSP FAS
13-1 is effective for the first  reporting  period  beginning after December 15,
2005. Retrospective application in accordance with SFAS 154 is permitted but not required. The Company does not believe that the application of FSP FAS 13-1 will have a material impact on our financial position or results of operations.

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different  times.  Starting in 2001 and continuing into 2004 many regions of the United States had  experienced  varying degrees of economic  recession  and  certain  recessionary  trends,  such  as  a  temporary reduction  in  occupancy  and  reduced  pricing  power  limiting  the ability to aggressively  raise  rents.  Starting in the second half on 2004 and  continuing into 2005,  we have seen a reversal of these  recessionary  trends.  In light of this, we will continue to review our business strategy; however, we believe that given our property type and the geographic  regions in which we are located,  we do not anticipate  any changes in our strategy or material  effects on financial performance.

Contingencies
-------------

The Company is not a party to any legal proceedings which are expected to have a material  adverse  effect on the  Company's  liquidity,  financial  position  or results of operations.  The Company is subject to a variety of legal actions for personal  injury  or  property  damage  arising  in the  ordinary  course of its business,  most of which are covered by liability  insurance.  Various claims of employment and resident  discrimination are also periodically brought. While the resolution  of these  matters  cannot be predicted  with  certainty,  management believes  that the final outcome of such legal  proceedings  and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

In 2001, the Company  underwent a state tax audit.  The state had assessed taxes of $469,000 for the 1998 and 1999 tax years under audit. If the state's position was applied to all tax years through  December 31, 2001, the assessment would be
$1.3 million.  At the time, the Company  believed the assessment and the state's underlying  position  were  not  supportable  by the  law  nor  consistent  with previously  provided  interpretative  guidance  from  the  office  of the  State
Secretary of Revenue.  After two subsequent  enactments by the state legislation during 2002 affecting the pertinent tax statute, the Company has been advised by outside tax counsel  that its filing  position  for  1998-2001  should  prevail.
During December 2003, the state's governor signed legislation which included the
REIT tax provisions.  Based upon this,  Company's tax counsel  expected that the outstanding  litigation should now be able to be resolved.  Effective January 1,
2003, the Company  reorganized  the ownership of Home  Properties  Trust,  which should  subject  the  Company to a much  lower  level of tax going  forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39,000,  including interest.  During 2005, the Company filed a protest with the
Pennsylvania  State Commonwealth Court concerning the 1999 tax year. The Company has had settlement discussions for the years 1999-2001 with the State and, based on these  discussions,  believes that the likelihood of settling all three years is imminent. The Company has accrued $160,000 as of December 31, 2005.

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
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of June 30, 2004 in those states where it found  non-compliance and recorded at June 30,  2004 a liability of  $1,712,000.  This was included in the
second  quarter   results  and  allocated   $761,000  to  expense  and  $951,000
capitalized  to real estate  assets for  improvements.  The  liability  recorded relates to the period  beginning on the later of: (i) the date the Company first purchased  property in the applicable  state; or (ii) January 1, 1997 and ending on June 30, 2004. In addition, the Company increased the liability for sales tax exposure  by $68,000 for the  six-month  period  ended  December 31,  2004.  The
Company  filed  Voluntary  Disclosure  Agreements  ("VDAs") with the four states where it had  significant  financial  exposure.  During  the first six months of
2005, the Company  signed VDAs with these states  limiting the VDA filing period back to January 1, 2001, and the Company had satisfied all financial obligations under the VDAs.  For the three- and six-month  periods ended June 30, 2005,  the
Company  had  recorded  adjustments  to the  liability  for both the  effects of signing the VDAs as well as for the results of the Company's  additional testing for the first six  months.  The net impact of these  adjustments  resulted  in a decrease in real estate  assets of  $175,000,  interest  expense of $115,000 and operating  expenses of $108,000 for a net  decrease to the accrued  liability of
$398,000.  During the third quarter of 2005, the Company finalized  negotiations with New York State  settling a sales tax audit covering the period June 1, 2002 through November 30, 2004. The settlement was not materially different from what had been accrued. The result of the payments on the VDAs and this New York State audit is that the sales tax accrual  which had been  $1,712,000  (as  referenced above) has been reduced to $0 at December 31, 2005.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The  Company's  primary  market risk exposure is interest rate risk. At December
31, 2005 and December 31,  2004, approximately 91% and 89%, respectively, of the
Company's debt bore interest at fixed rates with a weighted  average maturity of
approximately  7  and  8  years  and  a  weighted   average   interest  rate  of
approximately 5.95% and 6.23%,  respectively,  including the $29 million and $34 million  of debt,  respectively  which has been  swapped  to a fixed  rate.  The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 12 and 8 years,  respectively,  and a weighted average interest rate of 4.54% and 2.98%, respectively, at December 31, 2005 and
December 31,  2004. The Company does not intend to utilize a significant  amount of  permanent  variable  rate  debt to  acquire  properties  in the  future.  On occasion,  the Company may use its line of credit in connection  with a property acquisition  with the  intention  to  refinance  at a later  date.  The  Company believes,  however,  that in no event would  increases in interest  expense as a result of inflation significantly impact the Company's distributable cash flow.

At December  31, 2005 and  December  31,  2004,  the  interest  rate risk on $29 million  and $34  million,  respectively  of such  variable  rate  debt has been mitigated  through the use of interest rate swap  agreements  (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the  counter-parties to the Swaps. The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At December  31, 2005 and December  31,  2004,  the fair value of the  Company's fixed rate debt,  including the $29 million at December 31, 2005 and $34 million at December 31, 2004 which was swapped to a fixed rate,  amounted to a liability of $1.9 billion and $1.7 billion, respectively,  compared to its carrying amount of $1.84 billion and $1.64 billion,  respectively.  The Company estimates that a
100 basis point  increase in market  interest  rates at December  31, 2005 would have changed the fair value of the  Company's  fixed rate debt to a liability of
$1.81 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain funds through  additional  equity  offerings or the issuance of UPREIT
Units.  Accordingly,  the  cost  of  obtaining  such  interest  rate  protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative  financial  instruments  for trading or speculative  purposes.  As of
December 31, 2005, the Company had no other material exposure to market risk.

Additional  disclosure about market risk is incorporated  herein by reference to the discussion  under the heading "Results of Operations" in Item 7: Managements
Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The financial  statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
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

The principal executive officer and principal financial officer evaluated, as of
December 31, 2005, the  effectiveness of the disclosure  controls and procedures
(as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act")  and  have  determined  that  such disclosure controls and procedures are effective.

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

Under the supervision and with the  participation  of management,  including the
Company's  principal  executive  officer and principal  financial  officer,  the
Company  conducted an evaluation of the  effectiveness  of its internal  control over financial reporting based on the framework in Internal Control - Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission.  Based on its evaluation under that framework,  management concluded that the Company's internal control over financial reporting was effective as of
December  31, 2005.  In addition,  management  has not  identified  any material weaknesses in the Company's internal controls.

Management's  assessment of the effectiveness of the Company's  internal control
over  financial   reporting  as  of  December  31,  2005  has  been  audited  by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management's  assessment  and on the  effectiveness  of the  Company's  internal control over financial reporting as of December 31, 2005.

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

There were no changes in the internal  controls over  financial  reporting  that occurred during the fourth quarter of the year ended December 31, 2005 that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal control over financial reporting.

Item 9B. Other Information
--------------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors

The Board of Directors (the "Board") currently  consists of twelve members.  The terms  for  all  of  the  directors  of  Home  Properties  expire  at  the  2006
Shareholders' Meeting.

The  information  sets forth,  as of February 21, 2006, for each director of the
Company  such  director's  name,  experience  during the last five years,  other directorships held, age and the year such director was first elected as director of the Company.

                                              Year First
       Name of Director           Age      Elected Director
       ----------------           ---      ----------------
William Balderston, III           78             1994
Josh E. Fidler                    50             2004
Alan L. Gosule                    65             1996
Leonard F. Helbig, III            60             1994
Roger W. Kober                    72             1994
Nelson B. Leenhouts               70             1993
Norman Leenhouts                  70             1993
Edward J. Pettinella              54             2001
Clifford W. Smith, Jr.            59             1994
Paul L. Smith                     70             1994
Thomas S. Summer                  52             2004
Amy L. Tait                       47             1993

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

Josh E. Fidler has been a director of the Company since August, 2004. Mr. Fidler is a Founding  Partner of Boulder  Ventures,  Ltd., a manager of venture capital funds,  which has been in operation  since 1995.  Since 1985, he has also been a principal in a diversified real estate  development  business known as The Macks
Group.  In 1999, the Company  acquired 3,297  apartment units from affiliates of
The Macks  Group.  Mr.  Fidler was also a principal  of the entity which owned a
240-unit  apartment  community  which the  Company  purchased  in 2004.  He is a graduate of Brown University and received a law degree from New York University.
Mr. Fidler is a member of the Maryland  Region  Advisory  Board of SunTrust Bank
and the Board of Trustees of The Park School.

Alan L. Gosule,  has been a director of the Company  since 1996.  Mr. Gosule has been a partner in the New York Office of the law firm of Clifford  Chance US LLP since August 1991 and prior to that time was a partner in the law firm of Gaston
& Snow.  Mr.  Gosule is a graduate of Boston  University  and its Law School and received an LLM in Taxation from Georgetown  University.  Mr. Gosule also serves on the Board of Directors of MFA  Mortgage  Investments,  Inc. He is a member of the Board of Advisors of Paloma,  LLC,  which is the general  partner of Simpson
Housing Limited  Partnership,  and is a voting trustee of F.L. Putnam Investment
Management Company.

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

Roger W. Kober has been a director of the Company since 1994. He was employed by
Rochester Gas and Electric Corporation from 1965 until his retirement on January
1, 1998. From March 1996 until January 1, 1998, Mr. Kober served as Chairman and
Chief  Executive  Officer of  Rochester  Gas and Electric  Corporation.  He is a
Trustee Emeritas of Rochester  Institute of Technology.  Mr. Kober is a graduate of Clarkson  College and holds a Masters  Degree in  Engineering  from Rochester
Institute of Technology.

Nelson B.  Leenhouts  has  served as Board  Co-Chair  since  his  retirement  as
Co-Chief  Executive Officer effective January 1, 2004. He had served as Co-Chief
Executive  Officer,  President and a director of the Company since its inception in  1993.  Since  their  formation,  he has  also  served  as a  director  of HP
Management and HPRS, for which he had also served in various officer  capacities prior to his retirement. Mr. Leenhouts also currently serves as a Senior Advisor to the Company  pursuant to an Employment  Agreement with a term that expires on
December 31, 2006.  Nelson Leenhouts was the founder,  and a co-owner,  together with Norman  Leenhouts,  of  Home Leasing,  and has served as  President of Home
Leasing  since  1967.  He is a member of the Board of  Directors  of the Genesee
Valley  Trust  Company.  Nelson  Leenhouts  is a graduate of the  University  of
Rochester. He is the twin brother of Norman Leenhouts.

Norman P.  Leenhouts  has  served as Board  Co-Chair  since  his  retirement  as
Co-Chief  Executive  Officer  effective  January 1, 2004. He had served as Board
Chair,  Co-Chief  Executive  Officer  and a director  of the  Company  since its inception in 1993. Since their formation, he has also served as a director of HP
Management and HPRS.  Mr. Leenhouts also currently serves as a Senior Advisor to the Company  pursuant to an  Employment  Agreement  with a term that  expires on
December 31, 2006.  Prior to January 1, 2006,  Norman  Leenhouts was a co-owner, together with Nelson  Leenhouts,  of Home Leasing,  where he had served as Board
Chair since 1971. He is currently the Chairman of Broadstone  Ventures,  LLC and
Broadstone Real Estate,  LLC, formed to contain the property management business of Home  Leasing.  He is a member of the Board of Trustees of the  University of
Rochester,  Roberts Wesleyan College,  The Charles E. Finney School and the Free
Methodist  Foundation,  where he also serves as Board Chair. He is a graduate of the University of Rochester and is a certified public accountant. He is the twin brother of Nelson Leenhouts.

Edward J. Pettinella has served as President and Chief Executive  Officer of the
Company since  January 1, 2004. He is also a director.  He joined the Company in
2001 as an Executive Vice  President and director.  He is also the President and
Chief  Executive  Officer of HP Management  and HPRS.  From 1997 until  February
2001,  Mr.  Pettinella  served as President,  Charter One Bank (NY Division) and
Executive Vice President of Charter One Financial,  Inc. From 1980 through 1997,
Mr. Pettinella served in several managerial  capacities for Rochester  Community
Savings Bank, Rochester,  NY, including the positions of Chief Operating Officer and Chief Financial Officer.  Mr. Pettinella serves on the Board of Directors of
United Way of Greater  Rochester,  Rochester  Business  Alliance,  The  Lifetime
Healthcare Companies, National Multi Housing Counsel, Syracuse University School
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

Paul L. Smith has been a director of the Company  since  1994.  Mr.  Smith was a director,  Senior Vice President and the Chief Financial  Officer of the Eastman
Kodak  Company  from  1983  until he  retired  in 1993.  He was a member  of the
Financial  Accounting  Standards Advisory Council. He is currently a director of
Constellation  Brands,  Inc. He is also a member of the Board of Trustees of the
George  Eastman House and Ohio Wesleyan  University.  Mr. Smith is a graduate of
Ohio   Wesleyan   University   and  holds  an  MBA   Degree  in   finance   from
Northwestern University.

Thomas S. Summer has been a director  of the Company  since  August,  2004.  Mr.
Summer has been the  Executive  Vice  President and Chief  Financial  Officer of
Constellation  Brands, Inc. since 1997. Prior to that, he held various positions in financial  management with Cardinal Health,  Inc., PepsiCo,  Inc., and Inland
Steel Industries. He is also a member of the Boards of Greatbatch, Inc. and AIDS
Rochester,  Inc. Prior to January, 2006, Mr. Summer was a member of the Board of the  Rochester  Philharmonic  Orchestra.  Mr.  Summer is a  graduate  of Harvard
University and holds an MBA degree in finance and accounting from the University of Chicago.

Amy L. Tait has served as a director of the Company since its inception in 1993.
Effective  February 15,  2001,  Mrs.  Tait  resigned her  full-time  position as
Executive Vice President of the Company and as a director of HP Management.  She continued as a consultant to the Company pursuant to a consulting agreement that terminated on February 15, 2002.  She is currently the Chief  Executive  Officer and a director of Broadstone  Ventures,  LLC and  Broadstone  Real Estate,  LLC,
where she also serves as  Secretary.  Mrs.  Tait joined Home Leasing in 1983 and held several  positions  with the Company,  including  Senior and Executive Vice
President and Chief Operating  Officer.  She currently  serves on the M & T Bank
Regional Advisory Board and the boards of the United Way of Rochester, Princeton
Club of Rochester,  Al Sigl Center, Center for Governmental Research,  Allendale
Columbia School, and Monroe County Center for  Entrepreneurship.  Mrs. Tait is a
graduate  of  Princeton  University  and holds an MBA from the  William E. Simon
Graduate School of Business  Administration of the University of Rochester.  She
is the daughter of Norman Leenhouts.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written  representations that no other reports were required  during the fiscal year ended  December  31,  2005,  all Section  16(a)
filing requirements applicable to its executive officers,  directors and greater than 10% beneficial owners were satisfied.

Audit Committee, Audit Committee Independence and Financial Expert
------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders  of the Company to be held on May 4, 2006 under "Audit  Committee."
The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Stockholder Nominations to Board
--------------------------------

The information required by this item is incorporated herein by reference to the
Company's  Proxy Statement to be issued in connection with the Annual Meeting of
Stockholders  of the  Company  to be  held  on  May  4,  2006  under  "Board  of
Directors."  The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

Code of Ethics
--------------

The  Company  has  adopted a Code of  Business  Conduct and Ethics and a Code of
Ethics for Senior  Financial  Officers,  both which apply to the Company's Chief
Executive Officer, Chief Financial Officer, Chief Accounting Officer,  Treasurer
and  Controller.   Both  codes  are  available  on  the  Company's   website  at
www.homeproperties.com      under     the      heading      "Investors/Corporate
Governance/Highlights."  In  addition,  the Company  will  provide a copy of the codes  to  anyone  without  charge,  upon  request  addressed  to the  Corporate
Secretary at Home  Properties,  Inc., 850 Clinton  Square,  Rochester,  New York
14604.

The Company  intends to disclose any  amendment to its Code of Business  Conduct and Ethics and its Code of Ethics for Senior Financial Officers on its Web site.
In  addition,  in the event that the  Company  waives  compliance  by any of its directors and executive officers with the Code of Business Conduct and Ethics or compliance  by any of the  individuals  subject to the Code of Ethics for Senior
Financial  Officers  with that Code of Ethics,  the Company will post on its Web site within four business days the nature of the waiver in  satisfaction  of its disclosure requirement under Item 5.05 of Form 8-K.

Corporate Guidelines and Committee Charters
-------------------------------------------

The Board of Directors has adopted corporate  Governance  Guidelines and revised charters in compliance  with  applicable law and NYSE listing  standards for the
Company's Audit, Compensation,  Corporate  Governance/Nominating and Real Estate
Investment  Committees.  The  Guidelines  and  charters  are  available  on  the
Company's  Web site,  www.homeproperties.com,  and by request  addressed  to the
Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New
York 14604.

Item 11. Executive Compensation
-------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of the  Stockholders  of the  Company to be held on May 4,  2006  under  "Executive
Compensation."  The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.  Securities  Ownership of Certain  Beneficial Owners and Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The  information  required  by this Item,  including  Equity  Compensation  Plan
Information,  is  incorporated  herein  by  reference  to  the  Company's  proxy statement to be issued in connection  with the Annual Meeting of Stockholders of the  Company  to be held on May 4, 2006  under  "Security  Ownership  of Certain
Beneficial   Owners  and  Management"  and  under  "Equity   Compensation   Plan
Information." The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders  of  the  Company  to  be  held  on  May  4,  2006  under  "Certain
Relationships  and  Transactions."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders of the Company to be held on May 4, 2006 under "Report of the Audit
Committee" and  "Principal  Accounting  Fees and Services." The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules
------------------------------------------------

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

                        Consolidated Financial Statements
                                                                   Page
                                                                   ----
Report of Independent Registered Public Accounting Firm             F-2

Consolidated Balance Sheets
 as of December 31, 2005 and 2004                                   F-3

Consolidated Statements of Operations
 for the Years Ended December 31, 2005, 2004 and 2003               F-4

Consolidated Statements of Stockholders' Equity
 for the Years Ended December 31, 2005, 2004 and 2003               F-5

Consolidated Statements of Comprehensive Income
 for the Years Ended December 31, 2005, 2004 and 2003               F-6

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 2005, 2004 and 2003               F-7

Notes to Consolidated Financial Statements                          F-8

Schedule II:
 Valuation and Qualifying Accounts                                  F-41

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

4.24 Fifth  Amendment  to Amended  and  Restated  Dividend  Reinvestment,  Stock
     Purchase, Resident Stock Purchase and Employee Stock Purchase Plan

4.25 Sixth Amendment to Amended and Restated  Dividend  Reinvestment  and Direct
     Stock Purchase Plan

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

4.31 Amended and Restated 2003 Stock Benefit Plan

4.32 Second Amended and Restated Director Deferral Compensation Plan

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

10.70 Employment  Agreement,  dated as of May 17, 2004, between Home Properties,
     L.P., Home Properties, Inc. and Edward J. Pettinella

10.71 Amendment Nos. Sixty-Eight through Seventy-Three to the Second Amended and
     Restated Limited Partnership Agreement

10.72 Summary of Non-Employee Director Compensation Effective January 1, 2006

10.73 Summary of Named Executive Compensation for 2006

10.74 Amendment No. Three to Credit Agreement,  dated April 1, 2004 between Home
     Properties,  L.P.,  certain lenders,  and  Manufacturers  and Traders Trust
     Company as Administrative Agent

10.75 Amended and Restated Incentive Compensation Plan

10.76 Libor Grid Note,  dated  November 23, 2004 from Home  Properties,  L.P. to
     Manufacturers and Traders Trust Company

10.77 Mutual Release, dated January 24, 2005, given by Home Properties, L.P. and
     Home  Properties,  Inc.  and Boston  Capital Tax Credit Fund XIV, a Limited
     Partnership,  Boston Capital Tax Credit Fund XV, a Limited  Partnership and
     BCCC, Inc. relating to certain obligations  pertaining to Green Meadows and related Letter Agreement.

10.78 Amendment No. Four to Credit  Agreement,  dated  September 8, 2005 between
     Home Properties, L.P., certain Lenders, and Manufacturers and Traders Trust
     Company, as Administrative Agent

10.79 Agreement,  dated  September 30, 2005,  between  General  Electric  Credit
     Equities, Inc. and H.P. Knolls I Associates, L.P.

10.80 Agreement,  dated  September 30, 2005,  between  General  Electric  Credit
     Equities, Inc. and H.P. Knolls II Associates, L.P.

10.81 Amendments Nos. Seventy-Four to through Seventy-Nine to the Second Amended and Restated Limited Partnership

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
December 31, 2005.

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

                            Date:    March 13, 2006

Pursuant to the requirements of the Securities  Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties,  Inc. and in the capacities and on the dates indicated.

Signature                   Title                                                Date
/s/ Edward J. Pettinella    Director, President and Chief Executive Officer      March 13, 2006
--------------------
Edward J. Pettinella

/s/ David P. Gardner        Executive Vice President, Chief Financial Officer    March 13, 2006
--------------------        (Principal Financial Officer)
David P. Gardner

/s/ Robert J. Luken         Senior Vice President, Chief Accounting Officer      March 13, 2006
--------------------        and Treasurer (Principal Accounting Officer)
Robert J. Luken

/s/ Kenneth O. Hall         Vice President and Controller                        March 13, 2006
--------------------
Kenneth O. Hall

/s/ Norman P. Leenhouts     Director, Co-Chairman of the Board of Directors      March 13, 2006
--------------------
Norman P. Leenhouts

/s/ Nelson B. Leenhouts     Director, Co-Chairman of the Board of Directors      March 13, 2006
--------------------
Nelson B. Leenhouts

/s/ William Balderston, III Director                                             March 13, 2006
--------------------
William Balderston, III

/s/ Josh E. Fidler          Director                                             March 13, 2006
--------------------
Josh E. Fidler

/s/ Alan L. Gosule          Director                                             March 13, 2006
--------------------
Alan L. Gosule

/s/ Leonard F. Helbig, III  Director                                             March 13, 2006
--------------------
Leonard F. Helbig, III

/s/ Roger W. Kober          Director                                             March 13, 2006
--------------------
Roger W. Kober

/s/ Clifford W. Smith, Jr.  Director                                             March 13, 2006
--------------------
Clifford W. Smith, Jr.

/s/ Paul L. Smith           Director                                             March 13, 2006
--------------------
Paul L. Smith

/s/ Thomas S. Summer        Director                                             March 13, 2006
--------------------
Thomas S. Summer

/s/ Amy L. Tait             Director                                             March 13, 2006
--------------------
Amy L. Tait

                              HOME PROPERTIES, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                   Page

Report of Independent Registered Public Accounting Firm             F-2

Consolidated Balance Sheets
  as of December 31, 2005 and 2004                                  F-3

Consolidated Statements of Operations
 for the Years Ended December 31, 2005, 2004 and 2003               F-4

Consolidated Statements of Stockholders' Equity
 for the Years Ended December 31, 2005, 2004 and 2003               F-5

Consolidated Statements of Comprehensive Income
 for the Years Ended December 31, 2005, 2004 and 2003               F-6

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 2005, 2004 and 2003               F-7

Notes to Consolidated Financial Statements                          F-8

Schedule II:
  Valuation and Qualifying Accounts                                 F-41
Schedule III:
 Real Estate and Accumulated Depreciation                           F-42

All other  schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Home Properties, Inc.:

We have completed  integrated  audits of Home  Properties,  Inc.'s 2005 and 2004 consolidated  financial  statements  and of its internal  control over financial reporting  as of  December  31,  2005,  and an audit  of its  2003  consolidated financial  statements  in accordance  with the  standards of the Public  Company
Accounting Oversight Board (United States).  Our opinions,  based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

In our  opinion,  the  consolidated  financial  statements  listed  in the index appearing under Item 15(a)(1)  present  fairly,  in all material  respects,  the financial position of Home Properties, Inc. and its subsidiaries at December 31,
2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period  ended  December  31, 2005 in  conformity  with accounting  principles  generally  accepted in the United States of America.  In addition,  in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2)  present  fairly,  in all material  respects,  the information  set  forth  therein  when  read in  conjunction  with  the  related consolidated  financial  statements.  These  financial  statements and financial statement  schedules are the  responsibility  of the Company's  management.  Our responsibility  is to  express  an opinion  on these  financial  statements  and financial  statement  schedules based on our audits.  We conducted our audits of these  statements  in  accordance  with  the  standards  of the  Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  An audit of financial statements includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by management,  and evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion,  management's assessment,  included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(a), that the
Company  maintained  effective  internal control over financial  reporting as of
December 31, 2005 based on criteria established in Internal Control - Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission  (COSO), is fairly stated, in all material  respects,  based on those criteria.  Furthermore,  in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,
2005, based on criteria  established in Internal Control - Integrated  Framework issued by the COSO.  The Company's  management is  responsible  for  maintaining effective  internal  control over financial  reporting and for its assessment of
the   effectiveness   of  internal   control  over  financial   reporting.   Our
responsibility  is to express  opinions on  management's  assessment  and on the effectiveness of the Company's  internal control over financial  reporting based on our  audit.  We  conducted  our  audit of  internal  control  over  financial reporting in  accordance  with the  standards of the Public  Company  Accounting
Oversight  Board  (United  States).  Those  standards  require  that we plan and perform  the  audit to  obtain  reasonable  assurance  about  whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating  management's  assessment,  testing  and  evaluating  the  design and
operating   effectiveness  of  internal  control,   and  performing  such  other
procedures as we consider  necessary in the  circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 10, 2006

                                                                     HOME PROPERTIES, INC.

                                                                  CONSOLIDATED BALANCE SHEETS
                                                                  DECEMBER 31, 2005 and 2004
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                2005         2004
                                                                                                ----         ----
ASSETS
Real estate:
  Land                                                                                       $  402,299    $  402,620
  Construction in progress                                                                        4,471         1,627
  Buildings, improvements and equipment                                                       2,704,372     2,640,943

  Real estate held for sale or disposal, net                                                    219,776        78,711
                                                                                              ---------     ---------
                                                                                              3,330,918     3,123,901
  Less:  accumulated depreciation                                                              (446,367)     (405,919)
                                                                                              ---------     ---------
               Real estate, net                                                               2,884,551     2,717,982

Cash and cash equivalents                                                                         5,391         7,925
Cash in escrows                                                                                  36,760        39,528
Accounts receivable                                                                               7,386         6,198
Prepaid expenses                                                                                 16,141        18,057
Deferred charges                                                                                 11,156         9,918
Other assets                                                                                     12,536         8,323

Other assets held for sale                                                                        3,949         8,865
                                                                                              ---------     ---------
               Total assets                                                                  $2,977,870    $2,816,796
                                                                                             ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                       $1,768,483    $1,567,085
Line of credit                                                                                   82,000        58,000
Accounts payable                                                                                 19,458        24,057
Accrued interest payable                                                                          8,274         7,539
Accrued expenses and other liabilities                                                           22,565        26,194
Security deposits                                                                                21,742        22,118

Liabilities held for sale                                                                        75,267        80,606
                                                                                              ---------     ---------
               Total liabilities                                                              1,997,789     1,785,599
                                                                                              ---------     ---------
Commitments and contingencies
Minority interest                                                                               323,269       310,775
                                                                                              ---------     ---------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and
     outstanding at December 31, 2005 and 2004, respectively                                     60,000        60,000
   Convertible cumulative preferred stock, $.01 par value; 10,000,000 shares authorized;
     250,000 shares issued and outstanding at December 31, 2004                                       -        25,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 31,184,256 and 32,625,413
     shares issued and outstanding at December 31, 2005 and 2004, respectively                      312           326
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or
     outstanding                                                                                      -             -
   Additional paid-in capital                                                                   773,396       807,212
   Accumulated other comprehensive income (loss)                                                    206          (362)
   Distributions in excess of accumulated earnings                                             (177,102)     (171,754)
                                                                                              ---------     ---------
               Total stockholders' equity                                                       656,812       720,422
                                                                                              ---------     ---------
               Total liabilities and stockholders' equity                                    $2,977,870    $2,816,796
                                                                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                     HOME PROPERTIES, INC.

                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       2005        2004         2003
                                                                                       ----        ----         ----
Revenues:
Rental income                                                                      $417,607    $388,084     $348,895
Property other income                                                                23,590      18,722       15,994
Interest income                                                                         581         481          516
Other income                                                                          2,023       2,782        4,426
                                                                                    -------     -------      -------
         Total Revenues                                                             443,801     410,069      369,831
                                                                                    -------     -------      -------

Expenses:
Operating and maintenance                                                           198,974     181,206      158,740
General and administrative                                                           19,652      23,978       22,607
Interest                                                                             97,898      83,078       75,926
Depreciation and amortization                                                        90,232      79,683       66,186

Impairment of assets held as General Partner                                            400       1,116        2,518
                                                                                    -------     -------      -------
          Total Expenses                                                            407,156     369,061      325,977
                                                                                    -------     -------      -------
Income from operations                                                               36,645      41,008       43,854

 Equity in earnings (losses) of unconsolidated affiliates                                 -        (538)     (1,892)
                                                                                    -------     -------      -------
Income before minority interest, discontinued operations and extraordinary item      36,645      40,470       41,962
Minority interest in limited partnership                                                  -         441           -

Minority interest in operating partnerships                                         (10,015)    (10,702)     (10,867)
                                                                                    -------     -------      -------
Income from continuing operations                                                    26,630      30,209       31,095
                                                                                    -------     -------      -------
Discontinued operations
   Income from  operations,  net of $442,  $2,856 and $4,485,  in 2005, 2004 and
      2003     allocated to minority interest, respectively                             907       5,784        8,113
   Gain on disposition of property,  net of $26,733,  $5,382 and $1,359 in 2005,
      2004 and 2003 allocated to minority interest, respectively                     53,975      11,417        2,599
                                                                                    -------     -------      -------
Discontinued operations                                                              54,882      17,201       10,712
                                                                                    -------     -------      -------
Income before loss on sale of property and business and cumulative  effect of
    change in accounting principle                                                   81,512      47,410       41,807
Loss on sale of  property  and  business,  net of $33 and $4 in 2004 and 2003
    allocated to minority interest, respectively                                          -         (67)          (9)
                                                                                    -------     -------      -------
Income before cumulative effect of change in accounting principle                    81,512      47,343       41,798
Cumulative  effect  of  change in  accounting  principle  net of $159 in 2004
   allocated to minority interest                                                         -        (321)          -
                                                                                    -------     -------      -------
Net income                                                                           81,512      47,022       41,798
Preferred dividends                                                                  (6,279)     (7,593)     (11,340)
                                                                                    -------     -------      -------

Net income available to common shareholders                                         $75,233     $39,429      $30,458
                                                                                    =======     =======      =======

Basic earnings per share data:
    Income from continuing operations                                                 $0.63       $0.69        $0.67
    Discontinued operations                                                            1.72        0.52         0.37
    Cumulative effect of change in accounting principle                                  -        (0.01)          -
                                                                                    -------     -------      -------
Net income available to common shareholders                                           $2.35       $1.20        $1.04
                                                                                    =======     =======      =======

Diluted earnings per share data:
    Income from continuing operations                                                 $0.63       $0.67        $0.67
    Discontinued operations                                                            1.70        0.52         0.36
    Cumulative effect of change in accounting principle                                  -        (0.01)          -
                                                                                    -------     -------      -------
Net income available to common shareholders                                           $2.33       $1.18        $1.03
                                                                                    =======     =======      =======

Weighted average number of shares outstanding:
    Basic                                                                         31,962,082  32,911,945   29,208,242
                                                                                  ==========  ==========   ==========
    Diluted                                                                       32,328,105  33,314,038   29,575,660
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

                                                                     HOME PROPERTIES, INC.

                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                           Officer/
                                       Preferred                                Distributions Accumulated  Director
                                        Stock at                      Additionalin Excess of     Other     Notes for
                                       Liquidation   Common Stock      Paid-In  Accumulated  Comprehensive  Stock
                                       Preference   Shares    Amount   Capital    Earnings      Income     Purchase
                                       ----------   ------    ------   -------    --------      ------     --------

 Balance, January 1, 2003              $167,680   27,027,003     $270 $649,489    $(89,452)      $(972)      $(773)
 Issuance of common stock, net                     1,330,733       14   44,608
 Conversion of Series C preferred
    stock for common stock              (59,500)   1,983,470       20   59,480
 Conversion of Series E preferred
    stock for common stock              (23,180)     749,367        7   23,173
 Exercise of Series C Warrants                       231,560        2    9,001
 Exercise of Series E Warrants                       285,000        3    6,927
 Payments on notes for stock purchase                                                                          425
 Interest receivable on notes for
    stock purchase                                                                                              33
 Net income                                                                         41,798
 Change in fair value of hedge
    instruments, net of minority
    interest                                                                                       430
 Conversion of UPREIT Units for stock                359,107        4   13,038
 Adjustment of minority interest                                       (20,006)
 Preferred dividends                                                               (11,340)
 Dividends paid ($2.45 per share)                                                  (69,916)
                                       ------   ----------      ---  -------    --------        ----         ----
 Balance, December 31, 2003              85,000   31,966,240      320  785,710    (128,910)       (542)       (315)
  Issuance of common stock, net                    1,251,949       12   43,086
 Repurchase of common stock                       (1,280,196)     (13) (53,783)
 Payments on notes for stock purchase                                                                          307
 Interest receivable on notes for
    stock purchase                                                                                               8
 Net income                                                                         47,022
 Change in fair value of hedge
    instruments, net of minority
    interest                                                                                       180
 Conversion of UPREIT Units for stock                687,420        7   26,569
 Adjustment of minority interest                                         5,630
 Preferred dividends                                                                (7,593)
 Dividends paid ($2.49 per share)                                                  (82,273)
                                        ------   ----------      ---  -------    --------        ----         ----
 Balance, December 31, 2004              85,000   32,625,413      326  807,212    (171,754)       (362)          -
 Issuance of common stock, net                       358,737        4   12,845
 Repurchase of common stock                       (2,850,882)     (28)(114,737)
 Conversion of Series D preferred
    stock for common stock              (25,000)     833,333        8   24,992
 Net income                                                                         81,512
 Change in fair value of hedge
    instruments, net of minority
    interest                                                                                       568
 Conversion of UPREIT Units for stock                217,655        2    9,228
 Adjustment of minority interest                                        33,856
 Preferred dividends                                                                (6,279)
 Dividends paid ($2.53 per share)                                                  (80,581)
                                        ------   ----------      ---  -------    --------        ----        ----
 Balance, December 31, 2005             $60,000   31,184,256     $312 $773,396   $(177,102)       $206      $    -
                                         =======   ==========     ==== ========   =========       ====       =====

The accompanying notes are an integral part of these consolidated financial statements.

                                                                     HOME PROPERTIES, INC.

                                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                                        (IN THOUSANDS)

                                                                   2005             2004             2003
                                                                   ----             ----             ----

Net income                                                    $  81,512        $  47,022        $  41,798
   Other comprehensive income:
   Change in fair value of hedged instruments
                                                                    568              180              430
                                                              ---------        ---------        ---------
Net comprehensive income                                      $  82,080        $  47,202        $  42,228
                                                              =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                     HOME PROPERTIES, INC.

                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                                        (IN THOUSANDS)

                                                                                2005           2004           2003
                                                                                ----           ----           ----
Cash flows from operating activities:
Net income                                                                    $ 81,512       $ 47,022       $ 41,798
                                                                              --------       --------       --------
Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in (earnings) losses of unconsolidated affiliates                         -            538          1,892
    Income allocated to minority interest                                       37,190         18,747         16,706
    Depreciation and amortization                                              100,584         98,051         80,915
    Impairment of assets held as General Partner                                   400          1,116          2,518
    Impairment of real property                                                  7,325          1,100            423
    Gain on disposition of property and business                               (81,679)       (26,424)        (3,945)
    Issuance of restricted stock, compensation cost of stock options
      and deferred compensation                                                  2,662          2,496          6,586
    Changes in assets and liabilities:
         Other assets                                                           (8,423)        (1,431)         3,644
         Accounts payable and accrued liabilities                               (6,624)        20,476            156
                                                                              --------       --------       --------
Total adjustments                                                               51,435        114,669        108,895
                                                                              --------       --------       --------
Net cash provided by operating activities                                      132,947        161,691        150,693
                                                                              --------       --------       --------
Cash flows from investing activities:
    Purchase of properties and other assets, net of mortgage notes
       assumed and UPREIT Units issued                                        (219,852)      (153,535)       (66,760)
    Additions to properties                                                    (98,917)      (102,700)      (106,346)
    Advances to affiliates                                                           -           (820)        (3,410)
    Payments on advances to affiliates                                               -            149          6,990
    Proceeds from sale of affordable properties, net                                 -          2,412          3,835
    Proceeds from sale of properties and business, net                         139,073         89,028         53,666
                                                                              --------       --------       --------
    Net cash used in investing activities                                     (179,696)      (165,466)      (112,025)
                                                                              --------       --------       --------
Cash flows from financing activities:
    Proceeds from sale of common stock, net                                     10,185         40,599         53,202
    Repurchase of common stock                                                (114,765)       (53,796)             -
    Proceeds from mortgage notes payable                                       370,752        191,772        130,259
    Payments of mortgage notes payable                                        (119,939)       (97,734)       (75,352)
    Proceeds from line of credit                                               376,370        291,600        186,000
    Payments on line of credit                                                (352,370)      (233,600)      (221,000)
    Payments of deferred loan costs                                             (2,991)        (2,672)        (1,498)
    Withdrawals from (additions to) cash escrows, net                            3,112         (1,953)         6,075
    Repayment of officer and director loans                                          -            315            458
    Dividends and distributions paid                                          (126,139)      (128,784)      (120,491)
                                                                              --------       --------       --------
    Net cash provided by (used in) financing activities                         44,215          5,747        (42,347)
                                                                              --------       --------       --------
Net increase (decrease) in cash and cash equivalents                            (2,534)         1,972         (3,679)
Cash and cash equivalents
    Beginning of year                                                            7,925          5,103          8,782
    Cash assumed in connection with FIN 46 consolidation                             -            850              -
                                                                               --------       --------       --------
   End of year                                                                $  5,391       $  7,925       $  5,103
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
(the "Operating  Partnership"),  a New York limited partnership.  As of December
31, 2005, the Company operated 158 apartment communities with 47,001 apartments.
Of  this  total,  the  Company  owned  153  communities,  consisting  of  43,432
apartments,   managed  as  general  partner  one  partnership   that  owned  868
apartments, and fee managed four communities, consisting of 2,701 apartments for third parties.

Basis of Presentation

The accompanying  consolidated  financial statements include the accounts of the
Company and its 65.2%  (67.7% at December 31,  2004)  interest in the  Operating
Partnership.  Such interest has been calculated as the percentage of outstanding common  shares  divided by the total  outstanding  common  shares and  Operating
Partnership  Units ("UPREIT Units")  outstanding.  The remaining 34.8% (32.3% at
December  31,  2004) is  reflected  as Minority  Interest in these  consolidated financial  statements.  The Company owns a 1.0% general partner  interest in the
Operating  Partnership and the remainder indirectly as a limited partner through its wholly owned  subsidiary,  Home  Properties  I, LLC,  which owns 100% of the limited  partner,  Home Properties  Trust.  Home Properties  Trust was formed in
September  1997,  as a  Maryland  real  estate  trust  and as a  qualified  REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating  Partnership.  For financing purposes, the Company has formed a limited  liability  company  (the  "LLC")  and  a  partnership  (the  "Financing
Partnership"),  which beneficially own certain apartment communities  encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.
The Financing  Partnership is owned 99.9% by the Operating  Partnership and 0.1%
by the QRS.

The accompanying  consolidated financial statements include the accounts of Home
Properties  Management,  Inc. and Home Properties  Resident Services,  Inc. (the
"Management Companies").  The Management Companies are wholly owned subsidiaries of the Company.  All significant  inter-company  balances and transactions  have been eliminated in these consolidated financial statements.

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
Department  of Housing  and Urban  Development  subsidy  programs  none of which remained as of December 31, 2005.  These  investments  continued to be accounted for under the equity method until their sale. For those investments, the Company continued to record its allocable share of the respective  partnership's  income or loss based on the terms of the  agreement.  To the  extent it was  determined that the LPs could not absorb their share of the losses, if any, the GP recorded the LPs share of such losses. The Company had further determined that it was the primary  beneficiary  in 34 of  the  VIEs  and,  therefore,  consolidated  these entities  effective  March 31, 2004.  Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs. During 2004 and
2005, the Company sold most of these consolidated VIEs with only one partnership remaining as of December 31, 2005.  The results of operations  for the VIEs sold during the years ended 2005 and 2004 are  included in  discontinued  operations.
The one  remaining  property is  classified  as held and used as of December 31,
2005 and the results of operations are included in continuing operations.

Reclassifications

Certain  reclassifications  have  been  made to the 2004  and 2003  consolidated financial statements to conform to the 2005 presentation.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate

Real estate is recorded at cost. Costs related to the acquisition,  development, construction  and improvement of properties are capitalized.  Recurring  capital replacements typically include carpeting and tile,  appliances,  HVAC equipment, new  roofs,  site  improvements  and  various  exterior  building  improvements.
Non-recurring  upgrades  include,  among other  items,  community  centers,  new appliances, new windows, kitchens and bathrooms.  Interest costs are capitalized until construction is substantially  complete.  There was $1,096, $763, and $920 of interest  capitalized  in 2005,  2004 and 2003,  respectively.  Salaries  and related costs  capitalized  for the years ended December 31, 2005, 2004 and 2003 were $2,135, $3,391 and $6,008, respectively. When retired or otherwise disposed of, the related  asset cost and  accumulated  depreciation  are cleared from the respective  accounts  and the net  difference,  less any  amount  realized  from disposition,  is reflected in income.  Ordinary  repairs and maintenance that do not extend the life of the asset are expensed as incurred.

Management  reviews its long-lived assets used in operations for impairment when in accordance  with SFAS No. 144,  Accounting  for the Impairment or Disposal of
Long Lived Assets ("SFAS 144") there is an event or change in circumstances that indicates an  impairment  in value.  An asset is  considered  impaired  when the undiscounted  future  cash  flows are not  sufficient  to  recover  the  asset's carrying value. If such impairment is present,  an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The
Company  records  impairment  losses and reduces the carrying  amounts of assets held for sale when the carrying  amounts exceed the estimated  selling  proceeds less the costs to sell.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate (Continued)

The Company  accounts  for its  acquisitions  of  investments  in real estate in accordance with SFAS No. 141, Business Combinations ("SFAS 141"), which requires the fair value of the real  estate  acquired  to be  allocated  to the  acquired tangible  assets,  consisting  of land,  building,  and  personal  property  and identified  intangible  assets  and  liabilities,  consisting  of the  value  of above-market  and  below-market  leases,  value of in-place  leases and value of resident  relationships,  based in each case on their fair  values.  The Company considers  acquisitions of operating real estate assets to be businesses as that term is contemplated  in Emerging Issues Task Force Issue No. 98-3,  Determining
Whether a Nonmonetary  Transaction Involves Receipt of Productive Assets or of a
Business.

The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building,  and personal property)
determined by valuing the property as if it were vacant.  The as-if-vacant value is allocated to land,  buildings,  and personal  property based on  management's determination of the relative fair values of these assets.

Above-market and below-market  in-place lease values for acquired properties are recorded  based on the present value (using an interest rate which  reflects the risks  associated  with the leases  acquired) of the difference  between (i) the contractual  amounts  to be  paid  pursuant  to the in  place  leases  and  (ii)
management's estimate of fair market lease rates for the corresponding  in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized  above-market  lease values are included in other assets
and  are   amortized  as  a  reduction  of  rental  income  over  the  remaining non-cancelable  terms of the respective  leases.  The  capitalized  below-market lease values are  included in accrual  expenses  and other  liabilities  and are amortized  as an  increase  to  rental  income  over  the  initial  term and any fixed-rate renewal periods in the respective leases.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

Properties  are  depreciated  using a  straight-line  method over the  estimated useful lives of the assets as follows: buildings, improvements and equipment - 3 to 40 years. Depreciation expense charged to operations was $89,427, $78,563 and
$65,956  from  continuing  operations  and  $9,883,  $15,546  and  $13,230  from discontinued  operations for the years ended  December 31, 2005,  2004 and 2003,
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

Allowance for Doubtful Receivables

The allowance for doubtful  receivables  was $513,  $567 and $241 as of December
31, 2005, 2004 and 2003, respectively.

Deferred Charges

Costs  relating to the financing of properties  are deferred and amortized  over the life of the related financing  agreement.  The straight-line  method,  which approximates the effective  interest  method,  is used to amortize all financing costs;  such  amortization is reflected as interest  expense in the consolidated statement of operations.  The range in the terms of the agreements are from 1-18 years.  Accumulated  amortization was $5,832,  $5,640 and $3,212, as of December
31, 2005, 2004 and 2003, respectively.

Intangible Assets

Intangible  assets of $5,080,  $3,281 and $3,403 at December 31, 2005,  2004 and
2003,  respectively,  included in Other  Assets,  consist  primarily of property management  contracts obtained through the acquisition of real estate management businesses,  and  intangible  assets  recorded  in  connection  with  SFAS  141.
Intangible  assets  associated with SFAS 141 are amortized on the  straight-line basis over their  estimated  useful lives of 7 months to 3 years.  Subsequent to
2002,  the Company has not  amortized  intangibles  on assets held for sale (see
Notes 3 and 4). Accumulated amortization of intangible assets was $2,797, $2,005 and $893 as of December  31,  2005,  2004 and 2003,  respectively.  Amortization expense was $805,  $1,120,  and $230 for the years ended December 31, 2005, 2004 and 2003, respectively.  The carrying value of intangible assets is periodically reviewed by the Company and  impairments are recognized when the expected future operating  cash flows  derived  from such  intangible  assets is less than their carrying value.  During 2004 and 2003, in connection with the sale of the assets associated with the general partnership  interests in certain affordable housing limited  partnerships,  the Company  disposed of $1,771 and $1,284 of intangible assets, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Operating  Partnership  leases its residential  properties under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result,  deferred  rents  receivable are created when rental income is recognized during the concession period of certain negotiated  leases  and  amortized  over the  remaining  term of the  lease.  In accordance  with SFAS 141,  the Company  recognizes  rental  revenue of acquired in-place  "above and below"  market leases at their fair value over the weighted average remaining lease term. Property other income, which consists primarily of income from operation of laundry  facilities,  utility recovery,  administrative fees,  garage and carport  rentals and  miscellaneous  charges to residents,  is recognized  when earned (when the services  are  provided,  or when the resident incurs the charge).

Property  management  fees are  recognized  when earned  based on a  contractual percentage of net monthly cash collected on rental income.

Other Income

Other  income for the years ended  December 31,  2005,  2004 and 2003  primarily reflects management and other real estate service fees.

Gains on Real Estate Sales

Gains on disposition of properties are recognized  using the full accrual method in accordance  with the  provisions of SFAS No. 66,  Accounting  for Real Estate
Sales,  provided  that  various  criteria  relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising  expenses  are charged to  operations  during the year in which they were  incurred.  Advertising  expenses  incurred and charged to operations  were approximately $5,603, $5,568, and $5,525 from continuing operations, and $1,005,
$1,263,  and $1,703 from discontinued  operations,  for the years ended December
31, 2005, 2004 and 2003, respectively.

Legal Settlements

In March  2005,  the  Company  settled a legal claim for a total cost of $3,800, which was expensed in 2004. The legal claim was brought against the Company, the
Operating  Partnership,  and Home Leasing Corporation.  Home Leasing is owned by
Nelson B. Leenhouts and Norman Leenhouts,  who are the Co-Chairs of the Board of
Directors and Senior Advisors to the Company.  The Company was originally formed to expand and continue Home Leasing's business.  The essence of the complaint is that the entity in which plaintiffs were investors was wrongfully  excluded from the Company's  initial  organization as a real estate  investment  trust and the investors,  therefore,  did not obtain the benefits from exchanging their equity interests  in that  entity for  equity in the  Operating  Partnership.  In their original  complaint,  plaintiffs  sought damages in the amount of $3,000. In the subsequent  discovery  process,  plaintiffs  increased  the  damages  sought  to
$10,000.  Included in general  and  administrative  expenses  for the year ended
December 31, 2004 is the accrual for payment made during 2005 in  settlement  of
$3,500 and for legal fees of $300 made on behalf of Home Leasing Corporation, as well as the Company and the Operating Partnership. Payment was made on behalf of
Home Leasing in recognition  of the fact that the matters  alleged in the action against Home Leasing  related  directly and solely to the promotion and creation of the Company.

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Legal Settlements (continued)

In October 2001, the Company  resolved a legal claim with an insurance  provider and  received  a total  settlement  of $4,900.  This  refund  was  allocated  to insurance expense in relation to the Company's  estimate of loss spread over the corresponding  policy term  between  November 1, 2000 to October  31,  2002.  An additional $600 was received in December 2002 relating to the settlement for the policy period  January 1, 2003 through  October 31, 2003.  This  settlement  was amortized to insurance expense on a straight-line basis over that period.

Federal Income Taxes

The Company has elected to be taxed as a real estate  investment  trust ("REIT")
under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31,  1994. As a result, the Company generally is not subject to Federal or State  income  taxation  at the  corporate  level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2005,
2004 and 2003, the Company  distributed in excess of 100% of its taxable income;
accordingly,  no  provision  has  been  made  for  federal  income  taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on  dividends  and must  report  distributions  from the Company as either ordinary income, capital gains, or as return of capital. (See Note 7)

The tax basis of assets is less than the amounts  reported  in the  accompanying consolidated  financial  statements  by  approximately  $619,000 and $476,000 at
December 31, 2005 and 2004, respectively.

The following table  reconciles net income to taxable income for the years ended
December 31, 2005, 2004 and 2003:

                                                                                       2005        2004       2003
                                                                                       ----        ----       ----
Net income                                                                            $81,512    $47,022     $41,798
Add back:  Net  loss of taxable REIT Subsidiaries included in net income above            172        987       2,534

Deduct:    Net income of taxable REIT subsidiaries included in net income above          (27)         -           -
                                                                                      -------    -------     -------
Net income from REIT operations                                                        81,657     48,009      44,332
Add:       Book depreciation and amortization                                          68,814     64,886      55,570
Less:      Tax depreciation and amortization                                         (68,426)  (69,532)   (63,110)
Book/tax difference on gains/losses from capital transactions                        (45,906)  (8,128)      2,754
Other book/tax differences, net                                                      (6,450)  (79)      4,895
                                                                                      -------    -------     -------
Adjusted taxable income subject to 90% REIT dividend  requirement                     $29,689    $35,156     $44,441
                                                                                      =======    =======     =======

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All  adjustments  to net income from REIT  operations are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Included in total  assets on the  Consolidated  Balance  Sheets are deferred tax assets of $8,496  and $8,737 as of  December  31,  2005 and 2004,  respectively.
Management  does not  believe it is more  likely  than not that  these  deferred assets will be used, and accordingly has recorded a reserve against the deferred tax asset of $8,421 and $8,680 as of December 31, 2005 and 2004, respectively.

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

Income from continuing operations is the same for both the basic and diluted EPS calculation.  The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2005, 2004, and 2003, is as follows:

                                                                           2005            2004             2003
                                                                           ----            ----             ----
Income from continuing operations                                         $ 26,630        $ 30,209         $ 31,095
Add: Gain (loss) on sale of business, net of minority interest                   -             (67)              (9)
Less: Preferred dividends                                                   (6,279)         (7,593)         (11,340)
                                                                        ----------      ----------       ----------
Basic and Diluted - Income from continuing operations
   applicable to common shareholders                                      $ 20,351        $ 22,549          $19,746
                                                                        ==========      ==========       ==========

Basic weighted average number of shares outstanding                     31,962,082      32,911,945       29,208,242
Effect of dilutive stock options                                           366,023         402,093          367,418
                                                                        ----------      ----------       ----------
Diluted weighted average number of shares outstanding                   32,328,105      33,314,038       29,575,660
                                                                        ==========      ==========       ==========

Basic earnings per share data:
   Income from continuing operations                                        $0.63           $0.69            $0.67
   Discontinued operations                                                   1.72            0.52             0.37
   Cumulative effect of change in accounting principle                         -            (0.01)              -
                                                                        ----------      ----------       ----------
Net income available to common shareholders                                 $2.35           $1.20            $1.04
                                                                        ==========      ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                        $0.63           $0.67            $0.67
   Discontinued operations                                                   1.70            0.52             0.36
   Cumulative effect of change in accounting principle                         -            (0.01)              -
                                                                        ----------      ----------       ----------
Net income available to common shareholders                                 $2.33           $1.18            $1.03
                                                                        ==========      ==========       ==========

Unexercised  stock options to purchase  539,500,  zero and 641,550 shares of the
Company's  common  stock were not  included in the  computations  of diluted EPS because the options'  exercise prices were greater than the average market price of the Company's  stock during the years ended December 31, 2005, 2004 and 2003, respectively.  For the years  ended  December 31,  2005  (until  the date of the conversion)  and 2004, the 833,333 common stock  equivalents on an  as-converted
basis  of  the  Series  D  Convertible   Cumulative   Preferred  Stock  have  an
antidilutive  effect and are not included in the computation of diluted EPS. For the year ended December 31, 2003, there were 2,229,719 common stock  equivalents on an  as-converted  basis of certain  convertible  preferred  stock that had an antidilutive  effect and were not included in the computation of diluted EPS. To the  extent the  preferred  stock was  converted,  the  common  shares  would be included in outstanding shares from the date of conversion.

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

Stock Based Employee Compensation

Effective  January 1, 2003,  the Company  adopted the fair value based method of accounting  for stock options in accordance  with SFAS No. 123,  Accounting  for
Stock-Based Compensation.  The Company applied the modified-prospective approach in adopting SFAS No. 123 in conformity  with the  transition  provisions of SFAS
No. 148 - Accounting for  Stock-Based  Compensation - Transition and Disclosure,
an  Amendment  of SFAS No. 123.  Under this  approach,  the  Company  recognizes stock-based employee  compensation cost from the beginning of the fiscal year in which the  recognition  provisions  are first applied as if the fair value based accounting  method in this  Statement  had been used to account for all employee awards  granted,  modified,  or settled in fiscal years beginning after December
15, 1994. For 2005, 2004 and 2003,  total  compensation  costs recognized by the
Company on its stock  options and  restricted  stock,  (including in 2003 $5,000 recognized in  connection  with a 129,870  share  restricted  stock grant to the
Leenhoutses upon their retirement as Co-CEO's),  amounted to $2,429,  $2,119 and
$6,341, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions used for grants in 2005, 2004, and 2003:

Assumption                                                                     2005           2004          2003
----------                                                                     ----           ----          ----

Dividend yields                                                                6.55%         6.74%          8.07%

Expected volatility                                                           18.76%         19.79%        19.00%

Expected lives of the options with a lifetime of ten years                   7.5 Years     7.5 Years      7.5 Years

Expected lives of the options with a lifetime of five years                  5.0 Years        N/A            N/A

Risk free interest rate                                                        4.10%         4.04%          3.22%

Recent  Accounting Pronouncements

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial  Instruments
with Characteristics of Both Liabilities and Equity. This Statement  establishes
standards  for  how  an  issuer   classifies  and  measures  certain   financial
instruments with  characteristics  of both  liabilities and equity.  It requires that an issuer  classify a  financial  instrument  that is within its scope as a liability (or an asset in some  circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period  beginning  after June
15, 2003. The Company adopted this pronouncement for the year ended December 31,
2004,  and it did not have an impact on the  Company's  results  of  operations, financial position or liquidity.

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent  Accounting Pronouncements (continued)

In December  2003,  the FASB issued  Interpretation  No. 46R,  Consolidation  of
Variable   Interest  Entities   ("FIN 46R").   This   interpretation   addresses
consolidation by business enterprises of variable interest entities in which the equity  investment at risk is not sufficient to permit the entity to finance its activities without additional  subordinated financial support from other parties or  in  which  the  equity  investors  do  not  have  the  characteristics  of a controlling financial interest. This interpretation requires a variable interest entity to be  consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest  entity's  activities or entitled
to  receive  a  majority  of  the  entity's   residual   returns  or  both.  The
interpretation  also requires  disclosures about variable interest entities that the company is not  required to  consolidate  but in which it has a  significant variable  interest.  Effective  March 31, 2004, the Company adopted FIN 46R. See the Basis of Presentation  disclosure in Note 1 and the Company's  disclosure on its Variable  Interest  Entities  (Investments in and Advances to Affiliates) in
Note 3 for a  discussion  of the impact on the Company  from the adoption of FIN
46R.

In March  2004,  the FASB  issued EITF 03-6,  Participating  Securities  and the
Two-Class  Method under FASB  Statement  128,  Earnings per Share ("EITF 03-6").
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

In November 2004,  the FASB issued EITF Issue 04-8,  The Effect of  Contingently
Convertible  Debt on  Diluted  Earnings  Per  Share.  ("EITF  04-8").  EITF 04-8
addresses a number of issues relating to issued  securities with embedded market price contingent conversion features,  which includes  contingently  convertible preferred  stock,  and the impact on the  calculation of earnings per share on a quarterly  basis.  The EITF is effective for periods  ending after  December 15,
2004.  The  Company  adopted  the  provisions  of this  EITF for the year  ended
December 31, 2004 and it had no impact on the Company's  results of  operations, financial position or liquidity.

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
No. 123R,  Share-Based  Payment ("SFAS 123(R)").  The statement is a revision of
SFAS No. 123,  Accounting for Stock-Based  Compensation.  SFAS 123(R) supersedes
APB Opinion No. 25,  Accounting  for Stock Issued to Employees,  and its related implementation  guidance. SFAS 123(R), requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e.
stock options) based on the grant-date fair value of those awards. The Statement is effective for the first fiscal year beginning after June 15, 2005. On January
1, 2003,  the Company  adopted the  provisions  of SFAS No. 148  Accounting  for
Stock-Based  Compensation - Transition and Disclosure,  an Amendment to SFAS No.
123  ("SFAS  148").  Effective  on that  date,  the  Company  began  recognizing compensation  cost  related to stock  option  grants.  Based upon the  Company's adoption of SFAS 148,  the Company does not expect the  application  of SFAS No.
123(R)  beginning  January  1, 2006 to have a material  impact on the  Company's results of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent  Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153,  Exchanges of Nonmonetary Assets
- An  amendment  of APB Opinion No. 29 ("SFAS  153").  SFAS 153  eliminates  the exception  from fair value  measurement  for  non-monetary  exchanges of similar productive  assets in  paragraph 21 (b) of APB Opinion No. 29,  "Accounting  for
Nonmonetary  Transactions,"  and  replaces  it  with  a  general  exception  for exchanges that lack commercial substance. SFAS 153 specifies that a non-monetary exchange  has  commercial  substance  if the future cash flows of the entity are expected  to  change  significantly  as a result of the  exchange.  SFAS 153 was effective for our interim periods beginning  July 1,  2005. The adoption of SFAS
153 did not have an effect on our financial position or results of operations.

In March 2005, the FASB issued  Interpretation No. 47 Accounting for Conditional
Asset Retirement  Obligations ("FIN 47"). FIN 47 requires an entity to recognize a liability for a conditional  asset retirement  obligation when incurred if the
liability  can  be  reasonably  estimated.   FIN  47  clarifies  that  the  term
"conditional asset retirement obligation" refers to a legal obligation (pursuant to existing  laws or by  contract)  to perform an asset  retirement  activity in which the timing and/or method of settlement  are  conditional on a future event that may or may not be within the control of the entity.  FIN 47 also  clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset  retirement  obligation.  FIN 47 was  effective  no later than fiscal  years ending after  December  15,  2005.  The Company  adopted FIN 47 as required effective  December 31, 2005 and the initial  application of FIN 47 did not have a material effect on our financial position or results of operations.

In May  2005,  the FASB  issued  SFAS No.  154,  Accounting  Changes  and  Error
Corrections  ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting  Changes and
SFAS No. 3, Reporting  Accounting  Changes in Interim  Financial  Statements and
establishes  retrospective  application  as the required  method for reporting a change in  accounting  principle.  SFAS 154 provides  guidance  for  determining whether a  retrospective  application  of a change in  accounting  principle  is impracticable  and for  reporting a change  when  retrospective  application  is impracticable.  SFAS 154 is effective for accounting  changes and corrections of errors made in fiscal years  beginning after December 15, 2005. The Company does not believe  that the  adoption  of SFAS 154 will have a material  effect on our financial position and results of operations.

In October 2005, the FASB issued Staff  Position No. 13-1  Accounting for Rental
Costs  Incurred  during a  Construction  Period  ("FSP FAS 13-1").  FSP FAS 13-1
addresses the accounting for rental costs  associated with operating leases that are incurred during the construction  period.  FSP FAS 13-1 makes no distinction between the right to use a leased asset during the  construction  period and the right to use that asset after the construction period.  Therefore,  rental costs associated with ground or building  operating  leases that are incurred during a construction  period shall be recognized as rental  expense,  allocated over the lease term in accordance  with SFAS No. 13 and Technical  Bulletin 85-3. FSP FAS
13-1 is effective for the first  reporting  period  beginning after December 15,
2005. Retrospective application in accordance with SFAS 154 is permitted but not required. The Company does not believe that the application of FSP FAS 13-1 will have a material impact on our financial position or results of operations.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3        VARIABLE INTEREST ENTITIES

Effective  March 31,  2004,  the Company  adopted FASB  Interpretation  No. 46R,
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities,  "VIE"). The
Company  had  made  the  determination  that  all  41 of the  remaining  limited partnerships at the time were Variable Interest Entities.

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs,  all of which have been sold as of December 31,  2005.  These investments  were  accounted for under the equity method through their sale. The
Company recorded its allocable share of the respective  partnership's  income or loss based on the terms of the agreements.  To the extent it was determined that the LPs could not absorb their share of the losses,  if any, the GP recorded the
LPs share of such losses.  The Company  absorbed  such losses  to the extent the
Company  had  outstanding  loans or  advances  and the  limited  partner  had no remaining capital account.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and,  therefore,  consolidated these entities effective March 31, 2004.
In connection  with the adoption of FIN 46R, the Company  recorded a $321 charge of a cumulative  effect,  net of minority  interest,  of a change in  accounting principle  during  the first  quarter of 2004.  This  charge was a result of the negative  capital accounts of minority  interest  partners that were absorbed by the Company. During the first quarter of 2004, prior to the adoption of FIN 46R, the Company  recorded an impairment  charge of $1,654 to reduce the value of the
Company's investment  associated with the VIEs to management's  estimate of fair market value. The impairment charge is classified in the financial statements as
"Impairment of assets held as general partner" of $1,116 and "Equity in earnings
(losses) of  unconsolidated  affiliates"  of ($538).  During  2003,  the Company recorded total impairment charges of $4,410 to reduce the value of the Company's investment  associated  with the VIEs to  management's  estimate  of fair market value.  The  impairment  charge is  classified  in the  financial  statements as
"Impairment of assets held as general partner" of $2,518 and "Equity in earnings
(losses) of  unconsolidated  affiliates" of ($1,892).  Beginning with the second quarter of 2004, the Company consolidated the results of operations of the VIEs.
The  results  of  operations  of 33 of the VIEs  are  included  in  discontinued
operations as of December 31, 2004, as all of the VIEs were  considered held for sale.  During 2005,  the Company  closed on the sale of all but one VIE. The one remaining  VIE  is  not  considered  held  for  sale  and  is  included  in  the
Consolidated  statement of operations  for the years ended December 31, 2005 and
2004. The effect on the  consolidated  balance sheets of including these VIEs as of December  31, 2005 and 2004  includes  Total  assets of $21,300 and  $87,800,
Total  liabilities of $17,900 and $80,600,  and Minority  interest of $3,400 and
$7,500, respectively.

The Company is currently the general partner in the one remaining VIE syndicated using low income  housing tax credits under  Section 42 of the Internal  Revenue
Code. As general partner, the Company manages the day-to-day  operations of this partnership for a management fee. In addition, the Company has certain operating deficit  and tax  credit  guarantees  to its  limited  partner.  The  Company is responsible  to fund  operating  deficits  to the  extent  there are any and can receive operating incentive awards when cash flow reaches certain levels.

Based upon the final contract price established  during final  negotiations with the buyers for 38 of these partnerships,  an additional $4,000 loss was recorded during  2004,  included  in  "gain  on  disposition  of  property"  as  part  of
"Discontinued operations."

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3        VARIABLE INTEREST ENTITIES (Continued)

In December,  2004, the Company recorded an obligation to repurchase the limited partner's  interests in two VIEs in satisfaction of any tax credit guarantees or other  obligations  to that  partner for $5,700,  resulting  in a loss of $5,000 included  in  "gain  on  disposition  of  property"  as  part  of  "Discontinued
operations." The transfer of the partnership interests was effective in January,
2005.  In  connection  with the  Company's  decision to dispose of the  property through a transfer  of deed in lieu of  foreclosure,  the  Company  performed  a valuation  analysis on the underlying real estate,  and as a result,  recorded a
$7,300  impairment of real estate during the first quarter of 2005 to adjust the net book value of the property to the  Company's  estimated  fair market  value.
This impairment is included as part of "Discontinued operations" in "Income from operations." Finally, on September 30, 2005, the deed was transferred to the new mortgage  holder  in lieu  of  foreclosure  resulting  in a gain on sale of real estate of $7,700,  included  in "gain on  disposition  of  property"  as part of
"Discontinued operations."

Additionally, the Company is no longer marketing for sale the one remaining VIE.
Based  upon  the  Company's  estimate  of fair  market  value,  an $800 and $400 investment impairment charge was recorded in the periods ended December 31, 2004 and  2005,  respectively,  for  this  one  remaining  VIE,  included  as part of
"Discontinued operations" in "gain on disposition of property."

4        MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are summarized as follows:

                                                                      2005             2004
                                                                      ----             ----
Fixed rate mortgage notes payable                                  $1,749,127       $1,516,926
Variable rate mortgage notes payable                                   92,959          127,796
                                                                   ----------       ----------
 Total mortgage notes payable                                       1,842,086        1,644,722
Less:  Mortgage notes payable classified as held for sale              73,603           77,637
                                                                   ----------       ----------
 Mortgage notes payable - net                                      $1,768,483       $1,567,085
                                                                   ==========       ==========

Mortgage notes payable  (including  mortgage notes  classified as held for sale)
are collateralized by certain apartment  communities and mature at various dates from 2006 through  2042.  The weighted  average  interest  rate of the Company's
fixed  rate  notes  was  5.95%  and  6.23%  at  December   31,  2005  and  2004,
respectively.  The weighted average interest rate of the Company's variable rate notes and credit  facility (Note 6) was 4.82% and 2.98% at December 31, 2005 and
2004, respectively.

Principal  payments  on the  mortgage  notes  payable  for years  subsequent  to
December 31, 2005 are as follows:

              2006             $  60,848
              2007               184,684
              2008               205,630
              2009                66,249
              2010               289,161
        Thereafter             1,035,514
                               ---------
                              $1,842,086
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
approximates  $1,890,232  and  $1,704,410,   at  December  31,  2005  and  2004,
respectively.

At December 31, 2005 and 2004,  the  consolidated  mortgage  balance  (including
mortgage  notes  payable   classified  as  held  for  sale)  of  $1,842,086  and
$1,644,722,  respectively,  included  mortgage  notes  payable  related  to  the
Company's affordable limited  partnerships,  consolidated in connection with the
Company's   adoption  of  FIN  46R,  in  the  amount  of  $16,989  and  $77,637, respectively.

Prepayment  penalties of  approximately  $147, $305 and $1,610 were incurred for the years ended  December 31,  2005,  2004 and 2003,  respectively.  For 2005, a prepayment  penalty was incurred in connection with the repayment of a mortgage.
For 2004 the  prepayment  penalties  were incurred in connection  with both debt restructurings  and the  sale  of  property,  whereas  in  2003  the  prepayment penalties were incurred strictly in connection with the sale of property.

During  2005,  repayments  on five debt  instruments  totaled  $29,113  and were refinanced  by six new  borrowings  of $69,197.  In addition,  the Company added additional  financing on seven properties  totaling  $116,537 and repaid debt on four mortgages in the amount of $26,429.  In connection  with the acquisition of seven apartment communities, the Company entered into or assumed new debt in the amount of $190,460.  During 2004,  repayments on three debt instruments totaling
$14,338 were refinanced by three new borrowings of $52,957 and the Company added additional  financing on six properties  totaling $76,853.  Debt totaling $9,561 was  repaid.  Debt in the  amount of  $146,566  was  entered  into or assumed in connection with the acquisition of ten apartment communities.

5        LINE OF CREDIT

As of  December  31,  2005,  the  Company  had an  unsecured  line of  credit of
$140,000. The Company's outstanding balance as of December 31, 2005 was $82,000.
Provided that no event of default under this agreement has occurred, the Company may request on or before September 1, 2007 that the lenders increase the line of credit to an amount not to exceed  $190,000.  The Company has had no occurrences of default as of December 31, 2005.  The line of credit is led by  Manufacturers and Traders  Trust Company ("M&T Bank"),  as  Administrative  Agent,  with three other participants: Citizens Bank of Rhode Island, Chevy Chase Bank, F.S.B., and
Comerica  Bank.  Borrowings  under the line of credit bear interest at .75% over the one-month  LIBOR.  The one-month  LIBOR was 4.38% at December 31, 2005.  The
LIBOR interest rate plus .75% was 5.13% at December 31, 2005.

Increases in interest  rates will raise the  Company's  interest  expense on any outstanding  balances  and as a result  would  affect the  Company's  results of operations and financial  condition.  The line of credit expires on September 1,
2008 and can be extended one year upon satisfaction of certain  conditions.  The
Credit  Agreement  relating  to this  line of credit  requires  the  Company  to
maintain  certain  financial  ratios  and  measurements.   The  Company  was  in
compliance  with  these  financial  covenants  for the  quarterly  period  ended
December 31, 2005.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5        LINE OF CREDIT (Continued)

As of December 31, 2004 the Company had an unsecured line of credit of $115,000.
The  outstanding  balance  as of  December 31,  2004  was  $58,000.  The  Credit
Agreement  relating  to this line of credit  required  the  Company to  maintain certain financial ratios and measurements. One of these covenants restricted the
Company  from making any  distribution  to its  shareholders  and holders of its
Operating  Partnership  units  if a  distribution,  that  when  added  to  other distributions  paid  during the three  immediately  preceding  fiscal  quarters, exceeded  the  greater  of:  (i) 90% of funds from  operations  and 110% of cash available  for  distribution;  and (ii) the  amount  required  to  maintain  the
Company's  status as a REIT.  Due to the  granting  of  restricted  stock to the retiring  Co-CEO's in the fourth  quarter of 2003,  the Company did not meet the required ratio.  The funds from  operations  payout ratio was 91%, when measured for the calendar years.  Waivers were granted by the participating banks for the excess payout  incurred in 2003, as indicated  above.  The new credit  agreement effective  September 1, 2005 has removed this covenant  completely.  The line of credit has not been used for long-term  financing  but adds a certain  amount of flexibility,  especially in meeting the Company's acquisition goals. Many times, it is easier to  temporarily  finance an  acquisition  or stock  repurchase in a short-term  nature through the line of credit,  with long-term secured financing or other sources of capital replenishing the line of credit availability.

On November 23, 2005,  the Company  executed a Standard Libor Grid Note with M&T
Bank. The note has a maximum  principal  amount of $40,000 with an interest rate at .95% over the one-month  LIBOR.  Proceeds from this demand note were utilized to fund the Company's stock repurchase  program.  The Company had no outstanding balance on the note as of December 31, 2005.

6        MINORITY INTEREST

Minority  interest  in the  Company  relates to the  interest  in the  Operating
Partnership and affordable  limited  partnerships  not owned by Home Properties,
Inc.  Holders of UPREIT  Units may redeem a Unit for one share of the  Company's common  stock  or  cash  equal  to the  fair  market  value  at the  time of the redemption, at the option of the Company.

For  2005  and  2004,  the  effect  of  consolidating  the  affordable   limited
partnership  in  connection  with FIN 46R has been  reflected  in the  change in minority  interest for the year. The changes in minority  interest for the years ended December 31, 2005 and 2004 are as follows:

                                                                            2005            2004
                                                                            ----            ----
Balance, beginning of year                                                $310,775        $330,544
Issuance of UPREIT Units associated with property acquisitions              55,598          12,104
Adjustment between minority interest and stockholders' equity              (33,856)      (5,630)
Exchange of UPREIT Units for Common Shares                                  (4,010)      (14,106)
Net income                                                                  37,190          18,987
Accumulated other comprehensive loss                                           278             117
Distributions                                                              (39,279)      (38,918)
Effect of consolidating affordable limited partnerships under FIN 46R       (3,427)          7,677
                                                                          --------        --------
Balance, end of year                                                      $323,269        $310,775
                                                                          ========        ========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7        PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Preferred Stock

In May and June of 2000,  the  Company  privately  placed  600,000  of its 8.75%
Series C convertible  cumulative  preferred stock ("Series C Preferred Shares"),
$100 liquidation  preference per share. This offering  generated net proceeds of approximately  $60,000.  The net  proceeds  were used to fund  acquisitions  and property upgrades. The Series C Preferred shares were convertible at any time by the holder into Common Shares at a conversion  price of $30.25 per Common Share, equivalent  to a  conversion  ratio of 3.3058  Common  Shares for each  Series C
Preferred share (equivalent to 1,983,471 Common shares assuming 100% converted).
The Series C Preferred shares were  non-callable  for five years.  Each Series C
Preferred share received the greater of a quarterly  distribution of $2.1875 per share or the dividend paid on a share of common stock on an as-converted  basis.
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
approximately  $25,000.  The net proceeds were used to fund Company acquisitions and property  upgrades.  The Series D Preferred  Shares were  convertible at any time by the holder into Common Shares at a conversion price of $30.00 per Common
Share, equivalent to a conversion ratio of 3.333 Common Shares for each Series D
Preferred  share  (equivalent to 833,333 Common Shares  assuming 100% converted)
and were non-callable for five years. Each Series D Preferred share received the greater of a quarterly  distribution of $2.195 per share or the dividend paid on a share of common stock on an  as-converted  basis. On May 26, 2005, all 250,000 shares of the Series D Preferred  Shares were  converted  into 833,333 shares of
Common stock.  The conversion of the Series D Preferred  Shares to Common Shares
did not have an effect on the reported results of operations. As of December 31,
2005, there were no Series D Preferred Shares outstanding.

In December  2000,  the Company  privately  placed 300,000 of its 8.55% Series E convertible  cumulative  preferred  stock  ("Series E Preferred  Shares"),  $100 liquidation  preference  per share.  This  offering  generated  net  proceeds of
approximately   $30,000.  The  net  proceeds  were  used  to  pay  down  Company borrowings.  The Series E Preferred  Shares were  convertible at any time by the holder  into Common  Shares at a  conversion  price of $31.60 per Common  Share, equivalent  to a  conversion  ratio of 3.1646  Common  Shares for each  Series E
Preferred Share  (equivalent to 949,367 Common Shares assuming 100%  converted).
The Series E Preferred Shares were  non-callable  for five years.  Each Series E
Preferred Share received the greater of a quarterly  distribution of $2.1375 per share or the dividend paid on a share of common stock on an as-converted  basis.
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

7        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

In March  2002,  the  Company  issued  2,400,000  shares of its  9.00%  Series F
Cumulative  Redeemable  Preferred  Stock ("Series F Preferred  Shares"),  with a
$25.00 liquidation preference per share. This offering generated net proceeds of approximately  $58,000. The net proceeds were used to fund the repurchase of the
Company's  Series  B  preferred  stock,  property  acquisitions,   and  property
upgrades. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption  price of $25.00 per share,  plus any accumulated,  accrued and unpaid  dividends.  Each Series F Preferred share will receive an annual  dividend  equal to 9.00% of the  liquidation  preference  per share (equivalent to a fixed annual amount of $2.25 per share).

Common Stock

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action did not  establish a target  price or a specific  timetable  for repurchase.  At December  31,  2003,  there was  approval  remaining to purchase
3,135,800  shares.  During 2004, the Company  repurchased  1,135,800 shares at a total cost of $47,400.  At December  31, 2004 the Company had  authorization  to repurchase  2,000,000  shares of common  stock and UPREIT  Units under the stock repurchase  program.  On each of February 16, and November 4, 2005, the Board of
Directors approved  2,000,000-share  increases in the stock repurchase  program.
During 2005, the Company  repurchased  2,779,805  additional shares at a cost of
$111,700,  leaving a remaining share  authorization level of 3,220,195 shares as of December 31, 2005.

In January 2006, the Company  repurchased 107,800 additional shares at a cost of
$4,500,  leaving a remaining share authorization level of 3,112,395 shares as of
February 21, 2006.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan (the "DRIP"). The DRIP provides the stockholders  of the Company an opportunity to  automatically  invest their cash dividends in common stock. In addition,  eligible  participants may make monthly payments or other  voluntary  cash  investments  in shares of common stock.  The maximum  monthly  investment  without  prior  Company  approval is currently $1.
Effective  December  10,  2004,  the  discount  was  reduced  from 2% to 0%.  In addition, in the fourth quarter of 2004 and year ended 2005, the Company has met share demand in the program  through share  repurchase by the transfer  agent in the open market on the  Company's  behalf  instead of new share  issuance.  This removes essentially 100% of the dilution caused by issuing new shares at a price less than the net asset value in an economic and  efficient  manner.  A total of
$18,000 was raised through this program during 2004.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

Dividends

Stockholders  are taxed on  dividends  and must report such  dividends as either ordinary  income,  capital  gains,  or as return of  capital.  The  Company  has declared a $2.53  distribution  per common share (CUSIP  437306103)  and a $2.25 distribution  per Series F preferred  share  (CUSIP  437306509)  during its most recent fiscal year.  Pursuant to Internal  Revenue Code Section 857 (b) (3) (C),
for the years ended December 31, 2005, 2004 and 2003, the Company designates the taxable composition of the following cash distributions to holders of common and preferred shares in the amounts set forth in the tables below :

                          Common
                                                                                Distribution Type
                                                             ---------------------------------------------------------
                                                             ------------- ------------- ------------- ---------------
                                                               Ordinary                   Long-Term     Unrecaptured
  Declaration       Record       Payable     Distributions     Taxable      Return of                    Sec. 1250
     Dates          Dates         Dates        Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

       2/7/2005     2/17/2005     2/28/2005      $0.63          42.95%        55.34%        0.00%          1.71%
       5/6/2005     5/17/2005     5/27/2005      $0.63          42.95%        55.34%        0.00%          1.71%
       8/3/2005     8/15/2005     8/26/2005      $0.63          42.95%        55.34%        0.00%          1.71%
      11/4/2005    11/15/2005    11/25/2005      $0.64          42.95%        55.34%        0.00%          1.71%
                                                 -----          -----         -----         ----           ----

                               TOTALS            $2.53          42.95%        55.34%        0.00%          1.71%
                                                 =====          =====         =====         ====           ====

The taxable composition of cash distributions for each common share for 2004 and 2003 is as follows:

                                                                                Distribution Type
                                                             ---------------------------------------------------------
                                                             ------------- ------------- ------------- ---------------
                                                               Ordinary                   Long-Term     Unrecaptured
                                             Distributions     Taxable      Return of                    Sec. 1250
     Year                                      Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

     2004                                          $2.49         41.83%        55.24%        0.00%         2.93%
     2003                                          $2.45         55.67%        38.12%        0.00%         6.21%

                    Series F Preferred
                                                                                Distribution Type
                                                             ---------------------------------------------------------
                                                             ------------- ------------- ------------- ---------------
                                                               Ordinary                   Long-Term     Unrecaptured
  Declaration       Record       Payable     Distributions     Taxable      Return of                    Sec. 1250
     Dates          Dates         Dates        Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

       2/7/2005     2/17/2005     2/28/2005     $0.5625         96.16%          0%            0%           3.84%
       5/6/2005     5/17/2005     5/31/2005     $0.5625         96.16%          0%            0%           3.84%
       8/3/2005     8/15/2005     8/31/2005     $0.5625         96.16%          0%            0%           3.84%
      11/4/2005    11/15/2005    11/30/2005     $0.5625         96.16%          0%            0%           3.84%
                                                 -----          -----         -----         ----           ----

                               TOTALS           $2.2500         96.16%          0%            0%           3.84%
                                                 =====          =====         =====         ====           ====

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

The taxable  composition of cash distributions for each preferred share for 2004 and 2003 is as follows:

                                                                                Distribution Type
                                                             ---------------------------------------------------------
                                                             ------------- ------------- ------------- ---------------
                                                               Ordinary                   Long-Term     Unrecaptured
                                             Distributions     Taxable      Return of                    Sec. 1250
     Year                                      Per Share       Dividend      Capital     Capital Gain       Gain
---------------- ------------- ------------- --------------- ------------- ------------- ------------- ---------------

     2004                                          $2.25         93.44%         0.00%        0.00%         6.56%
     2003                                          $2.25         89.96%         0.00%        0.00%        10.04%

Total Shares/Units Outstanding

At December 31, 2005, 31,184,256 common shares, and 16,716,724 UPREIT Units were outstanding for a total of 47,900,980 common share equivalents.

In addition, 2,400,000 shares of Series F Cumulative Redeemable Preferred shares were outstanding as of December 31, 2005.

8        STOCK BENEFIT PLAN

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

All other options  expire after ten years from the date of grant.  The Plan also allowed for the grant of stock appreciation  rights and restricted stock awards.
No additional options will be granted under this Plan.

On February 1, 2000, the Company  adopted the 2000 Stock Benefit Plan (the "2000
Plan").  The  2000  Plan  participants  include  directors,  officers,  regional managers  and  on-site  property  managers.  The 2000 Plan  limits the number of shares  issuable  under  the  plan to  2,755,000,  of which  205,000  were to be available for issuance to the non-employee directors. No additional options will be granted under the 2000 Plan.

On May 6, 2003,  the  Company  adopted  the 2003 Stock  Benefit  Plan (the "2003
Plan").  Plan participants  include directors,  officers,  regional managers and on-site  property  managers.  The 2003 Plan limits the number of shares issuable under the plan to  2,859,475,  of which 249,475 are to be available for issuance to the non-employee directors. At December 31, 2005, 1,121,250 and 90,000 common shares were  available for future grant of options or awards under the 2003 plan for officers and employees and non-employee directors, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8        STOCK BENEFIT PLAN (Continued)

Details of stock option activity during 2005, 2004, and 2003 are as follows:

                                                                                                Weighted Average
                                                                           Number                Exercise Price
                                                                         of Options                Per Option
                                                                         ----------                ----------

Options outstanding at December 31, 2002                                  2,427,353                  $30.66
(921,781 shares exercisable at a weighted average price of
     $28.75 per share)

Granted, 2003                                                               678,370                  $36.80
Exercised, 2003                                                          (255,502)                 $28.31
Cancelled, 2003                                                          (221,088)                 $32.50
                                                                          ---------                  ------

Options outstanding at December 31, 2003                                  2,629,133                  $32.32
(1,070,995 shares exercisable at a weighted average price of
     $29.74 per share)

Granted, 2004                                                               607,160                  $38.75
Exercised, 2004                                                          (605,053)                 $29.47
Cancelled, 2004                                                          (177,524)                 $34.63
                                                                          ---------                  ------

Options outstanding at December 31, 2004                                  2,453,716                  $34.41
(959,292 shares exercisable at a weighted average price of
     $31.55 per share)

Granted, 2005                                                               556,600                  $41.93
Exercised                                                                (225,605)                 $31.16
Cancelled                                                                (122,130)                 $36.09
                                                                          ---------                  ------

Options outstanding at December 31,2005                                   2,662,581                  $36.18
                                                                          =========                  ======
(1,173,605 shares exercisable at a weighted average price of
     $33.02 per share)

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8        STOCK BENEFIT PLAN (Continued)

The following table summarizes information about options outstanding at December 31, 2005:

                             Weighted       Weighted
                              Average        Average
                             Remaining     Fair Value          Weighted Average                         Exercise
   Year         Number      Contractual   of Options on         Exercise Price           Number       Price Range
  Granted    Outstanding       Life        Grant Date     Outstanding    Exercisable   Exercisable     Per Option
  -------    -----------       ----        ----------     -----------    -----------   -----------     ----------

   1996            2,501          0.32         $1.15         $19.600        $19.600          2,501   $19.00-$20.50
   1997            3,500          1.83         $1.55          26.500         26.500          3,500       $26.50
   1998            8,280          2.67         $1.32          25.125         25.125          8,280      $25.125
   1999           52,872          3.67         $1.57          27.125         27.125         52,872      $27.125
   2000          168,574          4.67         $1.88          31.375         31.375        168,814      $31.375
   2001          401,835          5.45         $1.63          29.286         29.092        329,203   $27.01-$31.60
   2002          430,884          6.55         $1.96          34.796         34.877        284,668   $32.20-$36.03
   2003          509,515          7.55         $1.79          36.780         36.779        202,975   $36.28-$36.85
   2004          538,120          8.56         $3.33          38.743         38.748        114,792   $37.91-$38.83
   2005          546,500          9.33         $3.52          41.931        $41.950          6,000   $40.45-$41.95
               ---------          ----         -----         -------        -------      ---------   ------ ------
Totals         2,662,581          7.35         $2.46         $36.182        $33.019      1,173,605   $19.00-$41.95
               =========          ====         =====         =======        =======      =========   ====== ======

In 2005,  2004 and 2003,  the  Company  granted a total of  57,375,  65,932  and
198,420   shares  of  restricted   stock  to  both   employees  and   directors,
respectively.  The director  grants  included above for 2005, 2004 and 2003 were
7,875, 3,600 and 2,700 shares,  respectively.  All the director shares vest 100%
on the fifth  anniversary  of the date of grant.  All of the  49,500  and 62,332 shares of restricted  stock  granted to key employees  during 2005 and 2004 vest
25% on each  anniversary  of the date of grant for a period of four  years.  For
65,850 of the shares of restricted  stock granted to key employees  during 2003, the shares vest 100% on the fifth anniversary of the date of grant. In addition, in the fourth  quarter of 2003,  $5,000 of  restricted  stock was granted to the
Leenhoutses  (129,870 shares at $37.75 per share). The total amount of the grant was  expensed in the fourth  quarter of 2003 as it was part of their  retirement award and was fully earned at that date.  The  restrictions  on this  restricted stock  granted to the  Leenhoutses  vests 20% on each  anniversary  of the grant date.  The  restricted  shares  were  granted  during  2005,  2004 and 2003 at a weighted  average  price of $41.47,  $40.10 and $35.64 per share,  respectively.
Total compensation cost recorded for the years ended December 31, 2005, 2004 and
2003  for  the  restricted  share  grants  was  $1,557,   $1,171,   and  $5,537,
respectively. The restricted stock outstanding at December 31, 2005 and 2004 was
277,822 and 267,928 shares, respectively.

In January 2003,  the Company  adopted the fair value method of recording  stock compensation  awards in  accordance  with SFAS 148  Accounting  for Stock  Based
Compensation  - An  Amendment  of SFAS  123  ("SFAS  148")  using  the  Modified
Prospective approach of adoption as outlined in the pronouncement. In 2005, 2004 and 2003, the Company recognized $872, $948 and $804 in stock compensation costs related to its outstanding stock options.

9        SEGMENT REPORTING

The Company is engaged in the ownership and  management of market rate apartment communities.  Each  apartment  community  is  considered  a  separate  operating segment.  Each segment on a stand alone basis is less than 10% of the  revenues, profit or loss, and assets of the combined reported operating segments and meets all of the  aggregation  criteria  under SFAS No. 131.  The  operating segments are aggregated as Core and Non-core properties.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9        SEGMENT REPORTING (Continued)

Non-segment revenue to reconcile total revenue consists of interest and dividend income and other income. Non-segment assets to reconcile to total assets include cash  and  cash  equivalents,  cash in  escrows,  accounts  receivable,  prepaid expenses, deferred charges, other assets and other assets held for sale.

Core properties  consist of all apartment  communities owned throughout 2004 and
2005 where  comparable  operating  results are  available.  Therefore,  the Core
Properties  represent   communities  owned  as  of  January  1,  2004.  Non-core
properties consist of apartment  communities acquired during 2004 and 2005, such that full year comparable operating results are not available. In addition, core properties does not include assets held for sale as of  December 31,  2005, 2004 and 2003.

The  Company  assesses  and  measures  segment  operating  results  based  on  a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses.

The accounting policies of the segments are the same as those described in Notes
1 and 2.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9        SEGMENT REPORTING (Continued)

The  revenues,  net  operating  income,  and assets  for each of the  reportable segments are summarized as follows for the years ended December 31, 2005,  2004, and 2003.

                                                                       2005             2004              2003
                                                                       ----             ----              ----
Revenues
Apartments owned
    Core properties                                                  $396,722          $384,098         $364,889
    Non-core properties                                                44,475            22,708                -
Reconciling items                                                       2,604             3,263            4,942
                                                                     --------          --------         --------
Total Revenue                                                        $443,801          $410,069         $369,831
                                                                     ========          ========         ========

Net operating income
Apartments owned
    Core properties                                                  $220,383          $214,144         $206,149
    Non-core properties                                                21,840            11,456                -
Reconciling items                                                       2,604             3,263            4,942
                                                                     --------          --------         --------
Combined segment net operating income                                 244,827           228,863          211,091

General & administrative expenses                                     (19,652)          (23,978)         (22,607)
Interest expense                                                      (97,898)          (83,078)         (75,926)
Depreciation and amortization                                         (90,232)          (79,683)         (66,186)
Impairment of assets held as General Partner                             (400)           (1,116)          (2,518)
Equity in earnings (losses) of unconsolidated affiliates                    -              (538)          (1,892)
Minority interest in limited partnership                                    -               441                -
Minority interest in operating partnership                            (10,015)          (10,702)         (10,867)
                                                                     --------          --------         --------
Income from continuing
   operations                                                      $   26,630        $   30,209       $   31,095
                                                                     ========          ========         ========

Assets
Apartments owned
    Core properties                                                $2,082,413        $2,082,312
    Held for sale properties                                          219,776            78,711
    Non-core properties                                               582,362           556,959
 Reconciling items                                                     93,319            98,814
                                                                   ----------        ----------
Total Assets                                                       $2,977,870        $2,816,796
                                                                   ==========        ==========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10       DERIVATIVE FINANCIAL INSTRUMENTS

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
       $16,384,396                       5.35%                     LIBOR + 1.50%                 June 25, 2007
       $10,000,000                       5.39%                     LIBOR + 1.50%                 June 25, 2007
        $3,000,000                       8.22%                     LIBOR + 1.40%                 June 25, 2007
        $4,625,000                       8.40%                     LIBOR + 1.40%                 June 25, 2007

On January 1, 2001, the Company adopted SFAS No. 133,  Accounting for Derivative
Instruments  and Hedging  Activities  ("SFAS  131").  At that time,  the Company designated all of its interest rate swaps as cash flow hedges in accordance with the  requirements  of SFAS 133.  The aggregate fair value of the  derivatives on
January 1, 2001 was $583, prior to the allocation of minority interest,  and was recorded  as a liability  on the  consolidated  balance  sheet with an offset to other comprehensive  income representing the cumulative effect of the transition adjustment pursuant to the provisions of Accounting Principles Board Opinion No.
20, Accounting Changes.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10       DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

As of December 31, 2005, the aggregate fair value of the Company's interest rate swaps was $186 prior to the allocation of minority interest,  and is included in accrued expenses and other liabilities in the consolidated  balance sheets.  For the twelve  months  ending  December  31,  2005,  as the  critical  terms of the interest  rate swaps and the hedged items are the same, no  ineffectiveness  was recorded in the  consolidated  statements of  operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness.  The
Company  expects  that within the next  twelve  months it will  reclassify  as a charge to earnings $123,  prior to the allocation of minority  interest,  of the amount recorded in accumulated other comprehensive income. The fair value of the interest  rate swaps is based upon the  estimate of amounts  the  Company  would receive or pay to terminate the contract at the reporting  date and is estimated using interest rate market pricing models.

11       TRANSACTIONS WITH AFFILIATES

The Company and the Management Companies  recognized  management and development fee revenue,  interest  income and other  miscellaneous  income from  affiliated entities of $190,  $696, and $3,679 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company had accounts receivable outstanding due from affiliated  entities of $157, $12 and $162 at December 31,  2005, 2004 and 2003,
respectively.

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to  Home Leasing,  LLC, which is owned by Nelson and Norman
Leenhouts.  This division managed approximately 2.2 million square feet of gross leasable area, as well as certain planned  communities.  The initial amount paid was $82. In  addition,  the Company is entitled to receive a  percentage  of the management fee received by Home Leasing in connection with the management of one of the commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract is approximately  $3.4, or $40 per year.
If Home Leasing continues to manage the property for three years, the Company is expected to receive total additional  deferred  purchase price of $135, of which
$40 has been received for the year ended December 31, 2005. The cumulative  gain recognized on the sale of these assets through December 31, 2005 amounts to $64.
If the  management of this property is retained for the entire three years,  the
Company  expects  to receive an  additional  $40 for the period  January 1, 2006 through January 1, 2007. The gain on sale would then be approximately $104.

On March 2, 2004, the Company  acquired  Wellington Trace Apartments for $27,100 from an entity owned in part by an individual who subsequently became one of the
Company's directors.

The Company  leases its  corporate  office  space from an  affiliate.  The lease requires an annual base rent of $895 for the years ended 2006 through 2009.  The lease  also  requires  the  Company  to  pay  a pro  rata  portion  of  property improvements,  real estate taxes and common area maintenance. Rental expense was
$1,693,  $1,694,  and $1,609 for the years ended  December 31,  2005,  2004, and
2003, respectively.

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
2002.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12       COMMITMENTS AND CONTINGENCIES

Property Lease

On  December 1, 2004 the Company  entered in to a lease  agreement  with a third party  owner to manage the  operations  of one of their  communities  with 1,387 apartment  units.  The lease has a term of five years, but after two years (from the 24th month to the 36th month),  the owner may require the Company to buy the property.  From the 36th month to the end of the lease term, the Company has the right to  require  the  owner to sell the  property  to the  Company.  It is the
Company's expectation that closing on the acquisition of the property will occur no later  than 36 months  after the  commencement  of the lease.  The  estimated future acquisition price of the property is $141,000.  The agreement required an initial  deposit of $5,000,  a deposit  in 2005 of  $1,230,  with an  additional
$1,000  estimated  deposit   requirement  during  2006,   representing   capital
improvements  paid by the owner.  The net  operating  income of the property (as defined  in the  lease  agreement)  is  remitted  back to the owner as rent on a monthly  basis.  In exchange  for  services,  the Company is entitled to receive monthly;  a management  fee equal to 5% of Collected  Income,  as defined in the lease,  an  incentive  fee of $25,  and  interest  payments  equal to 3%  annual interest  on the  outstanding  deposit.  Including  interest,  the total  income recognized  by the  Company  amounted  to $1,278  and $98,  for the years  ended
December 31, 2005 and 2004, respectively.

Ground Lease

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable factors. The lease also requires  the  Company to pay real estate  taxes,  insurance  and certain  other operating expenses  applicable to the leased property.  Ground lease expense was
$210,  $226, and $219,  including  contingent rents of $140, $156, and $149, for the years ended December 31,  2005, 2004 and 2003, respectively. At December 31,
2005,  future minimum rental payments  required under the lease are $70 per year until the lease expires.

401(k) Savings Plan

The Company  sponsors a contributory  savings plan.  Under the plan, the Company will  match  75% of the  first 4% of  participant  contributions.  The  matching expense under this plan was $802,  $690, and $1,010 for the years ended December
31, 2005, 2004 and 2003, respectively.

Incentive Compensation Plan

In 2005, the Incentive Compensation Plan provided that eligible officers and key employees  may earn a cash  bonus  based  upon  two  performance  measures:  the percentage of growth in the  Company's  funds from  operations  ("FFO") on a per share/unit  diluted basis from the previous year and the percentage of growth in same store net  operating  income from the previous year as compared to industry peers.  In 2004 and 2003,  the  performance  measure was based on the percentage growth in the  Company's  FFO per  share/unit  on the diluted  basis as compared against the industry average growth. The bonus expense charged to operations was
$2,582, $3,414, and $1,729 for the years ended December 31, 2005, 2004 and 2003, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12       COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

In 2001,  the Company  underwent a state capital stock tax audit.  The state had assessed  taxes of $469 for the 1998 and  1999 tax  years  under  audit.  If the state's  position was applied to all tax years  through  December 31, 2001,  the assessment would be $1,300. At the time, the Company believed the assessment and the  state's  underlying  position  were  neither  supportable  by the  law  nor consistent with previously provided  interpretative  guidance from the office of the State  Secretary of Revenue.  After two  subsequent  enactments by the state legislation  during 2002  affecting the  pertinent tax statute,  the Company was advised by outside tax counsel  that its filing  position for  1998-2001  should prevail.  During December 2003, the state's  governor signed  legislation  which included the REIT tax provisions. Based upon this, Company's tax counsel expects that the  outstanding  litigation  should now be able to be resolved.  Effective
January 1, 2003, the Company reorganized the ownership of Home Properties Trust, which should subject the Company to a much lower level of tax going forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39, including  interest.  During the first quarter of 2005, the Company filed a protest  with the  State  Commonwealth  Court  concerning  the  1999  tax  year.
Settlement  discussions  have occurred  during the third and fourth  quarters of
2005 for the open years  1999-2001.  The Company has made a settlement offer for the 1999, 2000 and 2001 tax years which, if accepted,  would result in a payment of $160.  The  Company  believes,  and has been  advised by  counsel,  that this settlement  should be  acceptable  to the  Department of Revenue and is awaiting final approval of the offer. The Company has accrued $160 at December 31, 2005.

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
Company operates.  Based upon its internal  analysis,  the Company estimated its liability as of June 30, 2004 in those states where it found  non-compliance  of
$1,712.  This was included in the second  quarter of 2004 results and  allocated
$761 to expense and $951 capitalized to real estate assets for improvements. The liability recorded relates to the period beginning on the later of: (i) the date the Company first purchased property in the applicable state; or (ii) January 1,
1997 and  ending on June 30,  2004.  In  addition,  the  Company  increased  the liability  for  sales  tax  exposure  by $68  for  the  six-month  period  ended
December 31,  2004.  The  Company  had  filed  Voluntary  Disclosure  Agreements
("VDAs")  with the four  states  where it had  significant  financial  exposure.
During the first six months of 2005,  the Company  signed VDAs with these states limiting  the VDA filing  period  back to January 1, 2001,  and the  Company has satisfied all financial obligations under the VDAs. For the three- and six-month periods  ended June 30,  2005,  the  Company  has  recorded  adjustments  to the liability for both the effects of signing the VDAs as well as for the results of the  Company's  additional  testing for the first six months.  The net impact of these adjustments resulted in a decrease in real estate assets of $175, interest expense of $115 and operating expenses of $108 for a net decrease to the accrued liability  of $398.  During the third  quarter of 2005,  the  Company  finalized negotiations  with New York State settling a sales tax audit covering the period
June 1, 2002 through  November  30,  2004.  The  settlement  was not  materially different from what had been accrued.  The result of the recent  payments on the
VDAs and this New York State audit is that the sales tax accrual  which had been over $1,712 (as referenced above) has been fully paid as of December 31, 2005.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12       COMMITMENTS AND CONTINGENCIES (Continued)

Debt Covenants

The line of credit  loan  agreement  contains  restrictions  which,  among other things, require maintenance of certain financial ratios (See Note 5).

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative  Redeemable Preferred Stock Article
Supplementary,  of 1.75 to 1.0. For the fiscal quarterly  periods ended December
31, 2005, the Company maintained the required fixed charge coverage ratio.

Guarantees

As of December 31, 2005, the Company,  through its general partnership  interest in an affordable  property  limited  partnership,  has guaranteed the Low Income
Housing Tax Credits to limited partners  totaling  approximately  $3,000.  As of
December 31, 2005,  there were no known conditions that would make such payments necessary  relating to these  guarantees.  In addition,  the Company,  acting as general  partner in this  partnership,  is  obligated  to advance  funds to meet partnership operating deficits.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13       PROPERTY ACQUISITIONS

For the years ended December 31, 2005,  2004, and 2003, the Company has acquired the communities listed below (see Note15):

                                                                                                           Cost of
                                         Market           Date         Year       Number     Cost of     Acquisition
       Apartment Community                Area          Acquired   Constructed   of Units  Acquisition     Per Unit
       -------------------                ----          --------   -----------   --------  -----------     --------
Stone Ends                         Boston                 2/12/03          1972      280     $  34,028        $121
Falkland Chase                     Northern VA            9/10/03          1937      450     $  58,942        $131
Chatham Hill                       New Jersey             1/30/04          1967      308     $  48,215        $157
Northwood                          New Jersey             1/30/04          1965      134     $  15,186        $113
Fairmount                          New Jersey             1/30/04          1943       54     $   2,256       $  42
Kensington                         New Jersey             1/30/04          1943       38     $   1,843       $  49
Wellington Trace                   Northern VA             3/2/04          2002      240     $  27,134        $113
Village at Marshfield              Boston                 3/17/04          1972      276     $  31,695        $115
Woodleaf                           Northern VA            3/19/04          1985      228     $  20,672       $  91
The Hamptons                       Southeast Florida       7/7/04     1986-1987      668     $  56,395       $  84
Vinings                            Southeast Florida       7/7/04          1989      168     $  13,986       $  83
Regency Club                       New Jersey             9/24/04          1974      372     $  37,610       $ 101
Ridgeview at Wakefield Valley      Baltimore              1/13/05          1988      204     $  19,407       $  96
Hackensack Gardens                 New Jersey              3/1/05          1948      198     $  13,292       $  65
Barrington Gardens                 New Jersey              3/1/05          1973      148     $   7,444       $  50
Sayville Commons                   Long Island            7/15/05     2001-2003      342     $  63,384        $186
The Brooke at Peachtree            Philadelphia           8/15/05     1986-1989      146     $  16,137        $110
Peppertree Farm                    Northern VA           12/28/05     1972-1978      881     $  96,322        $110
Cinnamon Run                       Northern VA           12/28/05     1979-1982      511     $  67,377        $133

14       DISCONTINUED OPERATIONS

The  Company  adopted  the  provisions  of  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived  Assets ("SFAS 144"),  effective January 1,
2002.  This  standard  addresses  financial  accounting  and  reporting  for the impairment  or  disposal  of  long-lived  assets.  It  also  retains  the  basic provisions for presenting  discontinued  operations in the income  statement but broadened the scope to include a component of an entity rather than a segment of a business.  Pursuant to the definition of a component of an entity in SFAS 144, assuming no  significant  continuing  involvement  by the former owner after the sale,  the sale of an  apartment  community  is now  considered  a  discontinued
operation.  In addition,  apartment communities  classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant  contingencies  surrounding the closing have been  resolved,  which  often  corresponds  with the actual  closing  date.
However,  the Company has classified as held for sale an entire region portfolio
(Detroit) of 19 apartment  communities  containing  5,046 apartment  units.  The
Company has announced its intention to sell the portfolio and has met all of the requirements  under  SFAS 144.  Properties  classified  in this  manner  through
December  31,  2005,  as  discussed  below,  were  reclassified  as  such in the accompanying  Consolidated  Statements of Operations for each of the three years ended December 31, 2005.

Included in discontinued  operations for the three years ended December 31, 2005 are the  operating  results,  net of  minority  interest,  of sixteen  apartment community  dispositions  (four sold in 2005, five sold in 2004 and seven sold in
2003). In addition, discontinued operations for the year ended December 31, 2005 includes  the  operating  results  of four VIEs sold  during  2005 and  nineteen apartment communities held for sale as of December 31, 2005. For purposes of the discontinued operations presentation, the Company only includes interest expense associated  with  specific  mortgage  indebtedness  of the  properties  that are considered discontinued operations.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14       DISCONTINUED OPERATIONS (Continued)

The operating  results of discontinued  operations are summarized as follows for the years ended December 31, 2005, 2004, and 2003:

                                                                                2005           2004           2003
                                                                                ----           ----           ----
Revenues:
   Rental Income                                                                $52,799        $75,500       $71,160
   Property other income                                                          3,363          3,640         3,313
                                                                                 ------         ------        ------
Total Revenues                                                                   56,162         79,140        74,473
                                                                                 ------         ------        ------

   Operating and Maintenance                                                     30,087         41,169        36,252
   Interest expense                                                               7,495         13,518        11,970
   Depreciation and amortization                                                  9,883         15,546        13,230
   Impairment of real property                                                    7,325          1,100           423
                                                                                 ------         ------        ------
Total Expenses                                                                   54,790         71,333        61,875
                                                                                 ------         ------        ------

Income from discontinued operations before minority interest and gain
   on disposition of property                                                     1,372          7,807        12,598
Minority interest in limited partnerships                                           (23)           833             -
Minority interest in operating partnerships                                        (442)        (2,856)       (4,485)
                                                                                 ------         ------        ------
Income from discontinued operations                                            $    907       $  5,784      $  8,113
                                                                               ========       ========      ========

The table below  provides a more  detailed  presentation  of the  components  of discontinued operations for year-ended December 31, 2005.

                                                                                  Owned
                                                                               Communities       VIEs        Total
                                                                               -----------       ----        -----
Revenues:
   Rental Income                                                                 $49,585          $3,214      $52,799
   Property other income                                                           3,222             141        3,363
                                                                                  ------         ------        ------
Total Revenues                                                                    52,807           3,355       56,162
                                                                                  ------         ------        ------

Expenses:
   Operating and Maintenance                                                      27,466           2,621       30,087
   Interest expense                                                                7,484              11        7,495
   Depreciation and amortization                                                   9,883               -        9,883
   Impairment of real property                                                         -           7,325        7,325
Total Expenses                                                                    44,833           9,957       54,790
                                                                                  ------         ------        ------
Income (loss) from discontinued operations before minority interest and
   gain on disposition of property                                                 7,974          (6,602)       1,372
Minority interest in limited partnerships                                              -             (23)         (23)
Minority interest in operating partnerships
                                                                                  (2,635)          2,193         (442)
                                                                                  ------         ------        ------
Income (loss) from discontinued operations                                      $  5,339         $(4,432)    $    907
                                                                                ========         =======     ========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14       DISCONTINUED OPERATIONS (Continued)

The table below  provides a more  detailed  presentation  of the  components  of discontinued operations for year-ended December 31, 2004.

                                                                               Owned
                                                                            Communities        VIEs         Total
                                                                            -----------        ----         -----
Revenues:
    Rental Income                                                              $63,107         $12,393       $75,500
    Property other income                                                        3,358             282         3,640
                                                                                ------          ------        ------
Total Revenues                                                                  66,465          12,675        79,140
                                                                                ------          ------        ------
Expenses:
    Operating and Maintenance                                                   31,884           9,285        41,169
    Interest expense                                                            10,437           3,081        13,518
    Depreciation and amortization                                               12,993           2,553        15,546
    Impairment of real property                                                  1,100               -         1,100
                                                                                ------          ------        ------
Total Expenses                                                                  56,414          14,919        71,333
                                                                                ------          ------        ------
Income (loss) from discontinued operations before minority interest and
    gain on disposition of property                                             10,051          (2,244)        7,807
Minority interest in limited partnerships                                            -             833           833
Minority interest in operating partnerships                                     (3,253)            397        (2,856)
                                                                                ------          ------        ------
Income (loss) from discontinued operations                                    $  6,798       $  (1,014)     $  5,784
                                                                              ========       =========      ========

The results of  discontinued  operations in the table above have been  presented for the years ended December 31, 2005 and 2004 only, as the discontinued
operations for 2003 solely represents the results from owned communities.

The major  classes of assets and  liabilities  held for sale as of  December 31,
2005 and 2004 were as follows:

                                                                                      2005                2004
                                                                                      ----                ----
Real estate:
  Land                                                                              $  27,820         $    6,776
  Buildings, improvements and equipment                                               246,181            107,530
                                                                                     --------           --------
                                                                                      274,001            114,306
  Less:  accumulated depreciation                                                     (54,225)           (35,595)
                                                                                     --------           --------
    Real estate held for sale or disposal, net                                        219,776             78,711
                                                                                     --------           --------
Other assets:
  Cash in escrows                                                                         348              4,355
  Accounts receivable                                                                     650                466
  Prepaid expenses and other assets                                                     2,951                184
  Deferred charges                                                                          -              3,860
                                                                                     --------           --------
    Other assets held for sale                                                          3,949              8,865
                                                                                     --------           --------
Liabilities:
  Mortgage notes payable                                                               73,603             77,637
  Accounts payable                                                                          -                543
  Accrued expenses and other liabilities                                                  431              1,893
  Security deposits                                                                     1,233                533
                                                                                     --------           --------
    Liabilities held for sale                                                          75,267             80,606
                                                                                     --------           --------
    Net assets held for sale                                                         $148,458           $  6,970
                                                                                     ========           ========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15       PROFORMA CONDENSED FINANCIAL INFORMATION

The Company acquired seven apartment  communities ("2005 Acquired  Communities")
with  a  combined  2,430  units  in  six  unrelated   transactions   during  the
twelve-month  period ended December 31, 2005. The total combined  purchase price
(including  closing costs) of $283,400 equates to  approximately  $117 per unit.
Consideration for the communities was funded through the assumption or placement of new debt of $184,300 of debt,  $43,500 from the Company's  line of credit and
$55,600 of UPREIT Units.

The following  unaudited  proforma  information was prepared as if: (i) the 2005 transactions  related  to the  acquisition  of the "2005  Acquired  Communities"
occurred as of the  beginning  of each  period,  and (ii) the 2004  transactions related  to  the  acquisition  of ten  apartment  communities  in  six  separate transactions  had  occurred as of the  beginning  of each  period.  The proforma financial  information  is based  upon  the  historical  consolidated  financial statements and is not necessarily  indicative of the consolidated  results which actually would have occurred if the transactions had been consummated at January
1, 2003 or 2004,  nor does it purport to represent the results of operations for future  periods.  Adjustments to the proforma  condensed  combined  statement of operations for the twelve months ended December 31, 2005, 2004, and 2003 consist
principally  of  providing  net  operating  activity  and  recording   interest,
depreciation  and  amortization  from January 1, 2003 or 2004 to the acquisition date as appropriate.

                                                                                                 Proforma (i)
                                                                                              For the years ended
                                                                                           December 31, (unaudited)
                                                                                           ------------------------
                                                                                              2005           2004
                                                                                              ----           ----
Total revenues                                                                               $465,145       $448,519
Net income available to common shareholders before cumulative effect of change in
  accounting principle                                                                         20,152         23,044
Net income available to common shareholders                                                    20,152         22,723
Per common share data:
Net income available to common shareholders before cumulative effect of change in accounting principle
   Basic                                                                                       $0.63          $0.70
   Diluted                                                                                     $0.62          $0.69
Net income available to common shareholders:
   Basic                                                                                       $0.63          $0.69
   Diluted                                                                                     $0.62          $0.68
Weighted average numbers of shares outstanding:
  Basic                                                                                         31,962.082     32,911.945
                                                                                                ==========     ==========
  Diluted                                                                                       32,328.105     33,314.038
                                                                                                ==========     ==========

                                                                                                 Proforma (ii)
                                                                                              For the years ended
                                                                                           December 31, (unaudited)
                                                                                           ------------------------
                                                                                              2004           2003
                                                                                              ----           ----
Total revenues                                                                               $419,477       $395,353
Net income available to common shareholders                                                    22,762         22,016
Per common share data:
Net income available to common shareholders:
   Basic                                                                                       $0.69          $0.75
   Diluted                                                                                     $0.68          $0.74
Weighted average numbers of shares outstanding:
  Basic                                                                                         32,911.945     29,208.242
                                                                                                ==========     ==========
  Diluted                                                                                       33,314.038     29,575.660
                                                                                                ==========     ==========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16       SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental  cash flow  information  including non cash financing and investing activities for the years ended December 31, 2005, 2004, and 2003 are as follows:

                                                                                   2005         2004         2003
                                                                                   ----         ----         ----
Cash paid for interest                                                           $104,674     $ 92,150     $ 85,895
Mortgage loans assumed associated with property acquisitions                        7,916       90,568       25,239
Issuance of UPREIT Units associated with property and other acquisitions           55,598       12,105        4,806
Increase in real estate associated with the purchase of UPREIT Units                5,220       12,470        5,600
Exchange of UPREIT Units for common shares                                          4,010       14,106        7,442
Fair value of hedge instruments                                                       845          659          956
Net real estate assumed in connection with FIN 46R consolidation                        -      152,319            -
Other assets assumed in connection with FIN 46R consolidation                           -       11,916            -
Mortgage debt assumed in connection with FIN 46R consolidation                          -      129,149            -
Other liabilities assumed in connection with FIN 46R consolidation                      -        5,363            -
Net real estate disposed in connection with FIN 46R consolidation                 (50,467)     (69,743)           -
Other assets disposed in connection with FIN 46R consolidation                     (6,940)      (3,054)           -
Mortgage debt disposed in connection with FIN 46R consolidation                   (59,339)     (48,611)           -
Other liabilities disposed in connection with FIN 46R consolidation                (1,187)      (2,759)           -

17       GAIN (LOSS) ON DISPOSITION OF PROPERTY AND BUSINESS

During 2005, the Company  disposed of four apartment  communities with 816 units in three unrelated  transactions.  The total sales price of $142,600  equates to
$175  per  unit.  The  total  gain on sale of  these  transactions  amounted  to approximately $73,200.

During 2004, the Company disposed of five apartment communities with 1,646 units in four unrelated transactions.  The total sales price of $92,500 equates to $56 per unit. The total gain on sale of these transactions amounted to approximately
$26,600.

During 2003,  the Company  disposed of seven  apartment  communities  with 1,568 units in seven unrelated transactions.  The total sales price of $59,000 equates to $38 per  unit.  The  total  gain on sale of these  transactions  amounted  to approximately $4,000.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18       QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2005 and 2004 are as follows:

                                                                                     2005
                                                                                     ----

                                                                First         Second        Third        Fourth
                                                                -----         ------        -----        ------

Total revenue                                                    $ 106,287     $ 109,167    $ 113,512     $ 114,835

Net income available to common shareholders                             28         9,719       16,703        55,062

Per share data:

Basic earnings per share data:
Net income (loss) available to common shareholders             $    (0.06)      $   0.25     $   0.47      $   1.70

Diluted earnings per share data:
Net income (loss) available to common shareholders             $    (0.06)      $   0.25     $   0.47      $   1.68

                                                                                     2004
                                                                                     ----

                                                                  First        Second         Third       Fourth
                                                                  -----        ------         -----       ------

Total revenue                                                    $  96,643     $ 102,004    $ 104,926     $ 106,496

Net income before cumulative effect of change in accounting
principle                                                            6,799        10,641        4,925        24,978            -

Net income available to common shareholders                          6,478        10,641        4,925        24,978

Per share data:

Basic earnings per share data:
Net income available to common shareholders                       $   0.14      $   0.27     $   0.09      $   0.70

Diluted earnings per share data:
Net income available to common shareholders                       $   0.14      $   0.26     $   0.09      $   0.69

     Full year per share data does not equal the sum of the  quarterly  data due to the impact of the convertible securities on the quarterly results and not the year to date  amounts.  The quarterly  reports for the years ended  December 31,
2005 and 2004 have been  reclassified  to  reflect  discontinued  operations  in accordance with SFAS 144.

19       SUBSEQUENT EVENTS

On  February  7, 2006,  the Board of  Directors  approved a dividend of $.64 per share for the quarter  ended  December 31, 2005.  This is the  equivalent  of an annual  distribution  of $2.56 per share.  The dividend is payable  February 28,
2006 to shareholders of record on February 17, 2006.

On February 7, 2006, the Company also declared a regular  dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  February 28, 2006.  The dividend on the  preferred  shares is payable on
February 28, 2006 to  shareholders of record on February 17, 2006. This dividend is equivalent to an annualized rate of $2.25 per share.

                                                                                 SCHEDULE II

                                                            HOME PROPERTIES, INC.

                                                      VALUATION AND QUALIFYING ACCOUNTS
                                                      FOR THE YEARS ENDED DECEMBER 31:
                                                               (IN THOUSANDS)

                                                 Balance at     Charged to
                                                 Beginning       Costs and        Amounts       Balance at
                                                  of year        Expenses       Written Off     end of year
                                                  -------        --------       -----------     -----------
Allowance for Doubtful Receivables

December 31, 2005:                                 $   567          $3,472        ($3,526)         $   513
                                                   -------          ------        -------          -------

December 31, 2004:                                     241           3,527         (3,201)             567
                                                   -------          ------        -------          -------

December 31, 2003:                                     125           2,954         (2,838)             241
                                                   -------          ------        -------          -------

Deferred Tax Asset Valuation Allowance

December 31, 2005:                                   8,680               -           (259)           8,421
                                                   -------          ------        -------          -------

December 31, 2004:                                   8,185             495              -            8,680
                                                   -------          ------        -------          -------

December 31, 2003:                                  559           7,626              -            8,185
                                                   -------          ------        -------          -------

                                                                                                                    SCHEDULE III
                                                                     HOME PROPERTIES, INC.
                                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                       DECEMBER 31, 2005
                                                                        (IN THOUSANDS)

                                           Initial              Costs               Total                          Total
                                              Cost           Capital-                Cost                           Cost
                                         Buildings,              ized          Buildings,                         Net of
                                           Improve-            Subse-            Improve-             Accumu-    Accumu-
                                            ments &          quent to             ments &               lated      lated   Year of
                         Encum-              Equip-  Adjust-   Acqui-              Equip-              Depre-     Depre-    Acqui-
Community               brances     Land       ment ments(a)   sition     Land       ment   Total(b)  ciation    ciation    sition
---------               -------     ----       ---- --------   ------     ----       ----   --------  -------    -------    ------

 1600 East Avenue                $  1,000  $  8,527          $   5,226  $ 1,000  $ 13,753   $ 14,753  $  3,709   $11,044     1997
 1600 Elmwood         $  10,870       299     5,698  $3,339      4,739      299    13,776     14,075     7,723     6,352     1983
 Barrington Gardens       4,350       888     6,556              1,029      888     7,585      8,473       166     8,307     2005
 Bayview & Colonial      11,669     1,600     8,471              4,046    1,600    12,517     14,117     1,921    12,196     2000
 Beechwood Gardens                    560     3,442              2,568      560     6,010      6,570     1,402     5,168     1998
 Blackhawk Apts          13,507     2,968    14,568              5,166    2,968    19,734     22,702     3,162    19,540     2000
 Bonnie Ridge Apts       35,065     4,830    42,769             22,992    4,830    65,761     70,591    12,593    57,998     1999
 Braddock Lee Aps        21,596     3,810     8,842              5,245    3,810    14,087     17,897     3,757    14,140     1998
 Brittany Place          18,207     4,728    39,608              9,830    4,728    49,438     54,166     4,680    49,486     2002
 Brook Hill
   Village Apts           8,404       330     7,920              4,995      330    12,915     13,245     4,427     8,818     1994
 Cambridge
    Village Assoc         3,148     2,460     3,188              1,816    2,460     5,004      7,464       548     6,916     2002
 Canterbury Apts         29,582     4,944    21,384              6,709    4,944    28,093     33,037     4,717    28,320     1999
 Canterbury Square(e)     5,788     2,352    10,791              5,200    2,352    15,991     18,343     4,100    14,243     1997
 Carriage Hill-MI(e)      7,073       840     5,974              2,081      840     8,055      8,895     1,862     7,033     1998
 Carriage Hill Apt        5,767       570     3,827              3,306      570     7,133      7,703     2,156     5,547     1996
 Carriage Park(e)         9,304     1,280     8,184              3,442    1,280    11,626     12,906     2,853    10,053     1998
 Castle Club Apts         6,720       948     8,909              2,768      948    11,677     12,625     1,858    10,767     2000
 Charter Square(e)        9,777     3,952    18,247              8,819    3,952    27,066     31,018     6,446    24,572     1997
 Chatham Hill Apts       26,065     1,848    46,150              3,566    1,848    49,716     51,564     2,487    49,077     2004
 Cherry Hill
   Club Apartments(e)                 492     4,096              3,296      492     7,392      7,884     1,856     6,028     1998
 Cherry Hill Village(e)   5,123     1,120     6,835              2,731    1,120     9,566     10,686     2,134     8,552     1998
 Chesterfield Apts        8,137     1,482     8,206              4,738    1,482    12,944     14,426     3,281    11,145     1997
 Cider Mill              62,933    15,552    65,938              5,847   15,552    71,785     87,337     6,402    80,935     2002
 Cinnamon Run Apts       52,300     7,731    59,646                  1    7,731    59,647     67,378       127    67,251     2005
 Cornwall Park            5,574       439     2,947              4,348      439     7,295      7,734     2,094     5,640     1996
 Country Village Apts     6,087     2,236    11,149              7,610    2,236    18,759     20,995     4,141    16,854     1998
 Courtyards Village       4,851     3,360     9,824              2,518    3,360    12,342     15,702     1,611    14,091     2001
 Coventry Village Apts                784     2,328              2,773      784     5,101      5,885     1,217     4,668     1998
 Curren Terrace          14,774     1,908    10,957              6,221    1,908    17,178     19,086     4,401    14,685     1997
 Cypress Place            6,109     2,304     7,861              3,342    2,304    11,203     13,507     1,792    11,715     2000
 Deerfield Woods Apts(e)  3,068       864     4,877              2,115      864     6,992      7,856     1,083     6,773     2000
 Devonshire Hills        23,009    14,850    32,934              4,632   14,850    37,566     52,416     4,594    47,822     2001
 East Hill Gardens                    231     1,560              1,069      231     2,629      2,860       610     2,250     1998
 East Meadow Apts         7,140     2,250    10,803              1,010    2,250    11,813     14,063     1,693    12,370     2000
 East Winds Apts          6,626       960     5,079              2,556      960     7,635      8,595     1,193     7,402     2000
 Elmwood Terrace         21,415     6,048    14,680              4,959    6,048    19,639     25,687     3,135    22,552     2000
 Emerson Square           2,201       384     2,019              1,163      384     3,182      3,566       990     2,576     1997
 Executive House Apts     3,313       600     3,420              2,667      600     6,087      6,687     1,605     5,082     1997
 Fairmount Apts                       324     1,914                159      324     2,073      2,397       115     2,282     2004
 Fairview Apts            7,406       580     5,305     2,828    4,267      580    12,400     12,980     6,423     6,557     1985
 Falcon Crest Townhomes  16,030     2,772    11,116              6,876    2,772    17,992     20,764     3,408    17,356     1999
 Falkland Chase Apts     39,499     9,000    49,705              2,537    9,000    52,242     61,242     3,130    58,112     2003
 Fenland Field           12,090     3,510    11,050              3,505    3,510    14,555     18,065     1,816    16,249     2001
 Fordham Green (e)        2,679       802     5,280              2,951      802     8,231      9,033     1,966     7,067     1997
 Gardencrest Apts                  24,360    61,525             13,648   24,360    75,173     99,533     7,386    92,147     2002
 Gateway Village Apts     6,976     1,320     6,621              1,521    1,320     8,142      9,462     1,431     8,031     1999
 Glen Brook Apts                    1,414     4,816              2,401    1,414     7,217      8,631     1,320     7,311     1999
 Glen Manor Apts          5,900     1,044     4,564              2,161    1,044     6,725      7,769     1,548     6,221     1997
 Golf Club Apts          15,664     3,990    21,236             10,768    3,990    32,004     35,994     5,668    30,326     2000
 Greentrees(e)            4,298     1,152     8,608              3,676    1,152    12,284     13,436     2,977    10,459     1997
 Hackensack Gardens       9,426     2,376    10,916                811    2,376    11,727     14,103       259    13,844     2005
 Hampton Court Apt(e)     3,208     1,252     4,615              3,625    1,252     8,240      9,492     1,287     8,205     2000
 Harborside Manor         8,445       250     6,113              4,885      250    10,998     11,248     4,036     7,212     1995
 Hawthorne Court         37,781     8,940    23,447             13,731    8,940    37,178     46,118     4,070    42,048     2002
 Heritage Square          6,386     2,000     4,805              1,778    2,000     6,583      8,583       659     7,924     2002
 Hill Brook
    Place Apts           11,381     2,192     9,118              4,242    2,192    13,360     15,552     2,328    13,224     1999
 Holiday Square           3,488     3,575     6,109              1,101    3,575     7,210     10,785       697    10,088     2002
 Home Properties
    of Bryn Mawr         14,747     3,160    17,907              9,180    3,160    27,087     30,247     4,691    25,556     2000
 Home Properties
    of Devon             28,892     6,280    35,545             19,688    6,280    55,233     61,513     9,171    52,342     2000
 Home Properties
    of Newark            16,567     2,592    12,713             11,753    2,592    24,466     27,058     4,862    22,196     1999
 Idylwood Resort Apts                 700    16,927             10,599      700    27,526     28,226     9,288    18,938     1995
 Kensington Apts                      228     1,593                152      228     1,745      1,973        93     1,880     2004
 Kingsley (e)             5,859     1,640    11,671              4,602    1,640    16,273     17,913     3,912    14,001     1997
 Lake Grove Apts         37,610     7,360    11,952             12,269    7,360    24,221     31,581     6,697    24,884     1997
 Lakeshore
   Villa Apts             4,983       573     3,849              4,269      573     8,118      8,691     2,214     6,477     1996
 Lakeview Apts            8,787       636     4,552              2,656      636     7,208      7,844     1,722     6,122     1998
 Liberty Commons(f)                   506                        5,272      506     5,272      5,778        88     5,690     2005
 Macomb Manor Apts(e)     3,575     1,296     7,357              1,750    1,296     9,107     10,403     1,446     8,957     2000
 Maple Tree                           840     4,445              2,033      840     6,478      7,318       977     6,341     2000
 Mid-Island Apts          6,675     4,160     6,567              4,848    4,160    11,415     15,575     3,165    12,410     1997
 Mill Company Gardens     2,646       384     1,671              1,082      384     2,753      3,137       673     2,464     1982
 Mill Towne Village       8,530     3,840    13,747              8,800    3,840    22,547     26,387     3,042    23,345     2001
 Morningside
    Heights Apts         17,555     6,147    28,699             20,515    6,147    49,214     55,361    12,014    43,347     1998
 New Orleans
    Park Apts            19,478     2,920    13,215              8,135    2,920    21,350     24,270     5,014    19,256  1997&1999
 Newcastle Apts                       197     4,007     3,684    4,031      197    11,722     11,919     5,939     5,980     1982
 Northwood Apts           8,084       804    14,286                457      804    14,743     15,547       738    14,809     2004
 Oak Manor Apts           6,344       616     4,111              2,370      616     6,481      7,097     1,601     5,496     1998
 Oak Park (e)             4,577     1,192     9,188              4,900    1,192    14,088     15,280     3,432    11,848     1997
 Orleans Village         65,993     8,510    58,912             14,178    8,510    73,090     81,600    11,071    70,529     2000
 Owings Run
     Consolidation       31,212     5,537    32,622              3,243    5,537    35,865     41,402     6,139    35,263     1999
 Paradise Lane Apt        8,639       972     7,134              4,400      972    11,534     12,506     3,635     8,871     1997
 Park Shirlington Apts   15,255     4,410    10,180              6,944    4,410    17,124     21,534     4,470    17,064     1998
 Patricia Apartments      5,285       600     4,196              2,461      600     6,657      7,257     1,537     5,720     1998
 Pearl Street             1,091        49     1,189                883       49     2,072      2,121       664     1,457     1995
 Peppertree Farm Apts    80,500    12,571    83,751                  2   12,571    83,753     96,324       180    96,144     2005
 Perinton Manor Apts      9,161       224     6,120     3,629    3,494      224    13,243     13,467     6,897     6,570     1982
 Pleasant View Gardens   51,370     5,710    47,816             18,443    5,710    66,259     71,969    15,119    56,850     1998
 Pleasure Bay Apts       15,276     1,620     6,234              6,221    1,620    12,455     14,075     2,534    11,541     1998
 Racquet Club
    East Apts            32,162     1,868    23,107              5,853    1,868    28,960     30,828     6,222    24,606     1998
 Racquet Club South       2,834       309     3,891              1,790      309     5,681      5,990     1,266     4,724     1999
 Raintree
   Island Apts            6,691         -     6,654     3,217    9,855        -    19,726     19,726     9,009    10,717     1985
 Redbank Village Apts    16,324     2,000    14,030              7,799    2,000    21,829     23,829     4,794    19,035     1998
 Regency Club Apts       26,675     2,604    34,825              1,452    2,604    36,277     38,881     1,283    37,598     2004
 Rider Terrace                        240     1,270                510      240     1,780      2,020       260     1,760     2000
 Ridgeview at
   Wakefield Village                2,300    17,107              1,199    2,300    18,306     20,606       474    20,132     2005
 Ridley Brook Apts        9,841     1,952     7,719              2,956    1,952    10,675     12,627     2,033    10,594     1999
 Riverton Knolls          5,954       240     6,640     2,523    5,650      240    14,813     15,053     7,976     7,077     1983
 Royal Gardens Apt       32,368     5,500    14,067             12,621    5,500    26,688     32,188     7,361    24,827     1997
 Sayville Commons        43,389     8,005    55,379                 75    8,005    55,454     63,459       708    62,751     2005
 Scotsdale (e)            9,104     1,692    11,920              4,201    1,692    16,121     17,813     3,671    14,142     1997
 Selford Townhomes        3,960     1,224     4,200              2,141    1,224     6,341      7,565     1,207     6,358     1999
 Seminary Hill Apts       9,900     2,960    10,194              7,200    2,960    17,394     20,354     3,065    17,289     1999
 Seminary Towers Apts    28,617     5,480    19,348             12,782    5,480    32,130     37,610     5,791    31,819     1999
 Shakespeare Park Apts    2,338       492     3,433                691      492     4,124      4,616       692     3,924     1999
 Sherry Lake Apts        19,793     2,428    15,618              8,073    2,428    23,691     26,119     4,723    21,396     1998
 Sherwood Consolidation   7,626     3,255    10,735              3,395    3,255    14,130     17,385     1,258    16,127     2002
 South Bay Manor          8,000     1,098     1,958              3,730    1,098     5,688      6,786       971     5,815     2000
 Southern Meadows        19,102     9,040    31,874              4,766    9,040    36,640     45,680     4,519    41,161     2001
 Southpointe Square(e)    2,425       896     4,610              2,771      896     7,381      8,277     1,883     6,394     1997
 Spanish Gardens          5,600       398     9,263              4,712      398    13,975     14,373     4,675     9,698     1994
 Springwells Park(e)                1,515    16,840              4,981    1,515    21,821     23,336     4,052    19,284     1999
 Stephenson House(e)      1,343       640     2,407              1,359      640     3,766      4,406     1,021     3,385     1997
 Stone Ends Apts         23,236     5,600    28,428              1,350    5,600    29,778     35,378     2,267    33,111     2003
 Stratford Greens Assoc  33,522    12,565    33,779              4,970   12,565    38,749     51,314     3,902    47,412     2002
 Sunset Gardens Apts      8,685       696     4,663              4,046      696     8,709      9,405     2,414     6,991     1996
 Tamarron Apts            5,200     1,320     8,474              1,169    1,320     9,643     10,963     1,695     9,268     1999
 Terry Apts                           650     3,439                836      650     4,275      4,925       615     4,310     2000
 The Apts at
    Wellington Trace     25,968     3,060    23,904              2,537    3,060    26,441     29,501     1,225    28,276     2004
 The Brooke at Peachtree              992    15,145                104      992    15,249     16,241       165    16,076     2005
 The Colony                         7,830    34,121              9,733    7,830    43,854     51,684     7,780    43,904     1999
 The Hamptons            54,871     5,749    50,647              2,944    5,749    53,591     59,340     2,022    57,318     2004
 The Lakes Apts(e)                  2,821    23,086              4,353    2,821    27,439     30,260     4,614    25,646     1999
 The Landings            12,722     2,459    16,753              7,587    2,459    24,340     26,799     6,117    20,682     1996
 The Manor Apts(MD)      22,578     8,700    27,703              6,234    8,700    33,937     42,637     4,124    38,513     2001
 The Manor Apts (VA)      5,600     1,386     5,738              3,667    1,386     9,405     10,791     2,149     8,642     1999
 The Meadows Apts         3,334       208     2,776     1,216    1,781      208     5,773      5,981     2,992     2,989     1984
 The New Colonies        20,820     1,680    21,350              9,761    1,680    31,111     32,791     7,778    25,013     1998
 The Sycamores                      4,625    15,725              1,404    4,625    17,129     21,754     1,440    20,314     2002
 The Village
     at Marshfield       24,274     3,158    28,351                580    3,158    28,931     32,089     1,386    30,703     2004
 Timbercroft
    Consolidation         6,269     1,704     6,826              2,963    1,704     9,789     11,493     1,691     9,802     1999
 Trexler Park Apts       10,140     2,490    13,802              5,355    2,490    19,157     21,647     3,188    18,459     2000
 Valley View Apts         3,788     1,056     4,960              3,962    1,056     8,922      9,978     2,343     7,635     1997
 Village Green Apt        9,120     1,103    13,223              6,643    1,103    19,866     20,969     6,948    14,021  1994-1996
 Village Square(PA)       4,026       768     3,582              3,254      768     6,836      7,604     1,838     5,766     1997
 Village Square Apts(MD) 21,075     2,590    13,306              6,275    2,590    19,581     22,171     3,256    18,915     1999
 Vinings at
    Hampton Village                 1,772    12,214                911    1,772    13,125     14,897       498    14,399     2004
 Virginia Village         8,949     5,160    21,918              6,115    5,160    28,033     33,193     3,918    29,275     2001
 Wayne Village           14,939     1,925    12,895              5,689    1,925    18,584     20,509     4,374    16,135     1998
 West Springfield Terrace           2,440    31,758              2,014    2,440    33,772     36,212     2,778    33,434     2002
 Westminster Place        6,536       861     5,763              3,627      861     9,390     10,251     2,793     7,458     1996
 Westwood Village Apts   34,370     7,260    22,757              7,887    7,260    30,644     37,904     3,339    34,565     2002
 William Henry Apts      22,940     4,666    22,220              8,519    4,666    30,739     35,405     5,018    30,387     2000
 Windsor Realty Co        4,730       402     3,300              1,650      402     4,950      5,352     1,168     4,184     1998
 Woodgate Place           3,127       480     3,797              2,374      480     6,171      6,651     1,698     4,953     1997
 Woodholme Manor Apts     3,751     1,232     4,599              3,491    1,232     8,090      9,322     1,146     8,176     2001
 Woodland Gardens(e)      5,506     2,022    10,480              4,263    2,022    14,743     16,765     3,630    13,135     1997
 Woodleaf Apts                      2,862    17,716                670    2,862    18,386     21,248       895    20,353     2004
 Woodmont Village Apts              2,880     5,699              1,890    2,880     7,589     10,469       796     9,673     2002
 Yorkshire
    Village Apts          1,490     1,200     2,016                681    1,200     2,697      3,897       295     3,602     2002
Other Assets(d)             585     3,479                       22,214    3,479    22,214     25,693    10,988    14,705   Various
Limited Partnerships(c)  16,989     1,203     9,963             17,913    1,203    27,876     29,079     8,320    20,759
                     ---------------------------------------------------------------------------------------------------------
                     $1,842,086  $430,119$2,191,198 $20,436   $743,390 $430,119 $2,955,024 $3,385,143 $500,592 $2,884,551
Less Held for Sale
     (Note 14)           73,603    27,820   175,066       -     71,115   27,820    246,181   274,001    54,225   219,776
                     ---------------------------------------------------------------------------------------------------------
                     $1,768,483  $402,299$2,016,132 $20,436   $672,275 $402,299 $2,708,843 $3,111,142 $446,367 $2,664,775
                     ==========  ======== ========== ======   ========  ======== =========  =========  =======  =========

(a)  Represents the excess of fair value over the historical cost of partnership interests as a result of the  application  of purchase  accounting  for the acquisition of non-controlled interests.

(b)  The  aggregate  cost for  Federal  Income Tax  purposes  was  approximately
     $2,766,561.

(c)  The net real-estate  related to the limited partnership is presented on the
     Consolidated Balance Sheet as held and used.

(d)  The $585 in Other Assets Encumbrances consists of a note payable.

(e)  Represents  properties  within the Detroit  Portfolio that are presented on the Consolidated Balance Sheet as held for sale.

(f)  Construction completed August 1, 2005.

                                                                                                                  SCHEDULE III

                                                                     HOME PROPERTIES, INC.

                                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                       DECEMBER 31, 2005
                                                                        (IN THOUSANDS)

Depreciation  and  amortization  of the Company's  investments  in buildings and
improvements  reflected  in  the  consolidated   statements  of  operations  are
calculated over the estimated useful lives of the assets as follows:

Buildings and improvements          3-40 years

The changes in total real estate assets are as follows:

                                                                              2005           2004           2003
                                                                              ----           ----           ----

Balance, beginning of year                                                  $3,123,901     $2,752,992      $2,597,278
Management Companies                                                                 -              -           5,846
New property acquisition                                                       283,363        256,208          96,801
Additions                                                                      100,013        102,700         106,346
Increase in real estate associated with the conversion of UPREIT Units           5,220         11,864           5,600
Assets held for sale associated with consolidated affordable limited
    partnerships                                                                     -         78,711               -
Disposals of assets held for sale associated with consolidated
   affordable limited partnerships                                             (50,627)             -               -
Disposals, retirements and impairments                                         (76,727)       (78,574)        (58,879)
                                                                            ----------     ----------      ----------
Balance, end of year                                                        $3,385,143     $3,123,901      $2,752,992
                                                                            ==========     ==========      ==========

The changes in accumulated depreciation are as follows:

                                                                              2005           2004           2003
                                                                              ----           ----           ----

Balance, beginning of year                                                   $405,919       $330,062         $257,284
Management Companies                                                                -              -            2,287
Properties previously held for sale, changed to held and used                   6,999
Depreciation for the year                                                      99,322         90,787           79,187
Disposals and retirements                                                     (11,648)       (14,930)          (8,696)
                                                                             --------       --------         --------
Balance, end of year                                                         $500,592       $405,919         $330,062
                                                                             ========       ========         ========

                                                                     HOME PROPERTIES, INC.
                                                                           FORM 10-K
                                                            For Fiscal Year Ended December 31, 2005
                                                                         Exhibit Index

Exhibit
Number        Exhibit                                                         Location

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
                                                                              for the quarter ended 3/31/04 (the
                                                                              "3/31/04 10-Q")

3.12          Amendment Number One to Home Properties of New York, Inc.       Incorporated by reference to the
              Amended and Restated By-laws                                    3/31/04 10-Q

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

4.29          Amendment No. Two to Deferred Bonus Plan                        Incorporated by reference to  the
                                                                              12/31/02 10-K

4.30          Amendment Number One to Sixth Amended and Restated Dividend     Incorporated by reference to Form 10-K
              Reinvestment and Direct Stock Purchase Plan                     of Home Properties, Inc. for the
                                                                              period ended 12/31/05 (the
                                                                              "12/31/0510-K")

4.31          Amended and Restated 2003 Stock Benefit Plan                    Incorporated by reference to the Form
                                                                              8-K filed by Home Properties, Inc.
                                                                              dated May 6, 2005 (the "5/6/05 8-K")

4.32          Second Amended and Restated Director Deferred Compensation      Incorporated by reference to the
              Plan                                                            5/6/05 8-K

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
              Plan

10.70         Employment Agreement, dated as of May 17, 2004, between Home    Incorporated by reference to the
              Properties, L.P., Home Properties, Inc. and Edward J.           12/31/05 10-K
              Pettinella

10.71         Amendment Nos. Sixty-Eight through Seventy-Three to the         Incorporated by reference to the
              Second Amended and Restated Limited Partnership Agreement       12/31/05 10-K

10.72         Summary of Non-Employee Director Compensation Effective         Incorporated by reference to the Form
              January 1, 2006                                                 8-K/A filed by Home Properties, Inc.
                                                                              on January 6, 2006

10.73         Summary of Named Executive Compensation for 2006                Filed herewith

10.74         Amendment No. Three to Credit Agreement, dated April 1, 2004,   Incorporated by reference to the
              between Home Properties, L.P., certain Lenders, and             12/31/05 10-K
              Manufacturers and Traders Trust Company as Administrative
              Agent

10.75         Amended and Restated Incentive Compensation Plan                Incorporated by reference to the
                                                                              12/31/05 10-K

10.76         LIBOR Grid Note, dated November 23, 2004 from Home              Incorporated by reference to the
              Properties, L.P. to Manufacturers and Traders Trust Company     12/31/05 10-K

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

10.78         Amendment No. Four to Credit Agreement, dated September 8,      Incorporated by reference to Form 10-Q
              2005 between Home Properties, L.P., certain Lenders, and        filed by Home Properties, Inc. (the
              Manufacturers and Traders Trust Company, as Administrative      "9/30/05 10-Q")
              Agent

10.79         Agreement, dated September 30, 2005, between General Electric   Incorporated by reference to the
              Credit Equities, Inc. and H.P. Knolls I Associates, L.P.        9/30/05 10-Q

10.80         Agreement, dated September 30, 2005, between General Electric   Incorporated by reference to the
              Credit Equities, Inc. and H.P. Knolls II Associates, L.P.       9/30/05 10-Q

10.81         Amendments Nos. Seventy-Four to through Seventy-Nine to the     Filed herewith
              Second Amended and Restated Limited Partnership

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

                                                                   Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO RULE 13a-14 PROMULGATED BY
                     THE SECURITIES AND EXCHANGE COMMISSION
           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Edward J Pettinella, certify that:

1.   I have reviewed this annual report on Form 10-K of Home Properties, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e))  and internal  control over financial  reporting  (as  defined  in  Exchange  Act Rules  13a-15(f)  and
     15d-15(f) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures,  or caused such
          disclosure   controls  and   procedures  to  be  designed   under  our
          supervision,  to ensure  that  material  information  relating  to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this report is being prepared;

     (b)  Designed such internal  control over  financial  reporting,  or caused such internal  control over  financial  reporting to be designed under
          our  supervision,   to  provide  reasonable  assurance  regarding  the
          reliability  of financial  reporting and the  preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  disclosed  in this  report  any  change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's  fourth fiscal quarter in the case of an annual  report)  that has  materially  affected,  or is reasonably  likely to materially  affect,  the  registrant's  internal control over financial reporting; and

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)  all  significant  deficiencies  and  material  weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely  affect the  registrant's  ability to record,  process, summarize and report financial  information;  and

(b)  any fraud,  whether or not  material,  that  involves  management  or other employees who have a significant role in the registrant's  internal control over financial reporting.

                                /s/ Edward J. Pettinella
                                Edward J. Pettinella
                                President and Chief Executive Officer
                                March 13, 2006

                                                              Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO RULE 13a-14 PROMULGATED BY
                     THE SECURITIES AND EXCHANGE COMMISSION
           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, David P. Gardner, certify that:

1.   I have reviewed this annual report on Form 10-K of Home Properties, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e))  and internal  control over financial  reporting  (as  defined  in  Exchange  Act Rules  13a-15(f)  and
     15d-15(f) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures,  or caused such
          disclosure   controls  and   procedures  to  be  designed   under  our
          supervision,  to ensure  that  material  information  relating  to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this report is being prepared;

     (b)  Designed such internal  control over  financial  reporting,  or caused such internal  control over  financial  reporting to be designed under
          our  supervision,   to  provide  reasonable  assurance  regarding  the
          reliability  of financial  reporting and the  preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  disclosed  in this  report  any  change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's  fourth fiscal quarter in the case of an annual  report)  that has  materially  affected,  or is reasonably  likely to materially  affect,  the  registrant's  internal control over financial reporting; and

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the registrant's  auditors and the audit committee of registrant's board of directors  (or  persons  performing  the  equivalent  functions):  (a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial  information;  and (b) any fraud, whether or not material, that involves  management or other employees who have a significant role in the registrant's internal control over financial reporting.

                     /s/ David P. Gardner
                     David P. Gardner
                     Executive Vice President and Chief Financial Officer
                     March 13, 2006