Form 10-Q
period 2006-03-31
HOME PROPERTIES INC
filed 2006-05-08
CIK 923118

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

(X)  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

( )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 1-13136

-----------------------------------------------------------------------------

                              HOME PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MARYLAND                                  16-1455126
    (State of incorporation)             (I.R.S. Employer Identification No.)

-------------------------------------------------------------------------------
                  850 Clinton Square, Rochester, New York 14604
               (Address of principal executive offices)(Zip Code)

-------------------------------------------------------------------------------
                                 (585) 546-4900
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------

                                       N/A

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

                                 Yes    X      No
                                     ------        -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

  Large accelerated filer X Accelerated filer  X  Non-accelerated filer
                                            ------                     -----
     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).

                                Yes        No     X
                                    ------      ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13 or  15(d)of  the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court.

                               Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

        Class of Common Stock                  Outstanding at April 28, 2006
            $.01 par value                              31,533,194

================================================================================

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 2006  (Unaudited) and December
               31, 2005                                                                       4

          Consolidated Statements of Operations (Unaudited) - Three months ended
               March 31, 2006 and 2005                                                        5

          Consolidated  Statements of Comprehensive  Income  (Unaudited) - Three
               months ended March 31, 2006 and 2005                                           6

          Consolidated  Statements of Cash Flow (Unaudited) - Three months ended
               March 31, 2006 and 2005                                                        7

          Notes to Consolidated Financial Statements (Unaudited)                            8-20

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations                                                                      21-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk                           31

Item 4. Controls and Procedures                                                              32

PART II.  OTHER INFORMATION

Item 1A. Risk Factors                                                                        33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                          33

Item 6. Exhibits                                                                             33

       Signatures                                                                            34

                                                                PART I - FINANCIAL INFORMATION
                                                                 ITEM 1. FINANCIAL STATEMENTS
                                                                     HOME PROPERTIES, INC.
                                                                  CONSOLIDATED BALANCE SHEETS
                                                             MARCH 31, 2006 AND DECEMBER 31, 2005
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   2006            2005
                                                                            (Unaudited)         (Note1)
                                                                            -----------         -------
ASSETS
Real estate:
  Land                                                                         $401,756        $402,299
  Construction in progress                                                        8,657           4,471
  Buildings, improvements and equipment                                       2,723,546       2,704,372
  Real estate held for sale, net                                                225,756         219,776
                                                                             ----------      ----------
                                                                              3,359,715       3,330,918
  Less:  accumulated depreciation                                             (470,691)       (446,367)
                                                                             ----------      ----------
               Real estate, net                                               2,889,024       2,884,551

Cash and cash equivalents                                                         7,426           5,391
Cash in escrows                                                                  36,060          36,760
Accounts receivable                                                               6,522           7,386
Prepaid expenses                                                                 16,183          16,141
Deferred charges                                                                 11,845          11,156
Other assets                                                                     10,341          12,536
Other assets held for sale                                                        3,574           3,949
                                                                             ----------      ----------
               Total assets                                                  $2,980,975      $2,977,870
                                                                             ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                       $1,801,230      $1,768,483
Line of credit                                                                   65,000          82,000
Accounts payable                                                                 19,520          19,458
Accrued interest payable                                                          8,540           8,274
Accrued expenses and other liabilities                                           23,934          22,565
Security deposits                                                                21,583          21,742
Liabilities held for sale                                                        74,845          75,267
                                                                             ----------      ----------
               Total liabilities                                              2,014,652       1,997,789
                                                                             ----------      ----------
Commitments and contingencies
Minority interest                                                               314,695         323,269
                                                                             ----------      ----------
Stockholders' equity:
  Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and outstanding at March 31, 2006 and December 31,
    2005.                                                                        60,000          60,000
  Common stock, $.01 par value; 80,000,000 shares authorized;
    31,525,090 and 31,184,256 shares issued and outstanding at March
    31, 2006 and December 31, 2005.                                                 316             312
  Excess stock, $.01 par value; 10,000,000 shares authorized; no shares
    issued or outstanding                                                             -               -
  Additional paid-in capital                                                    783,959         773,396
  Accumulated other comprehensive income                                            289             206
  Distributions in excess of accumulated earnings                             (192,936)       (177,102)
                                                                             ----------      ----------
               Total stockholders' equity                                       651,628         656,812
                                                                             ----------      ----------
               Total liabilities and stockholders' equity                    $2,980,975      $2,977,870
                                                                             ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                     HOME PROPERTIES, INC.

                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      2006              2005
                                                                                      ----              ----
Revenues:
Rental income                                                                     $111,638          $100,885
Property other income                                                                7,170             4,514
Interest income                                                                         91                68
Other income                                                                           517               588
                                                                                ----------        ----------
        Total revenues                                                             119,416           106,055
                                                                                ----------        ----------
Expenses:
Operating and maintenance                                                           58,135            51,226
General and administrative                                                           5,039             5,405
Interest                                                                            27,195            23,201
Depreciation and amortization                                                       25,046            21,268
Impairment of assets held as General Partner                                             -               400
                                                                                ----------        ----------
        Total expenses                                                             115,415           101,500
Income from operations                                                               4,001             4,555
Minority interest in operating partnerships                                          (922)              (879)
                                                                                ----------        ----------
Income from continuing operations                                                    3,079             3,676
Discontinued operations
  Income (loss) from operations, net of $1,285 and ($1,802) in 2006 and
    2005 allocated to minority interest, respectively                                2,409            (3,648)
                                                                                ----------        ----------
Net income                                                                           5,488                28
Preferred dividends                                                                 (1,350)           (1,898)
                                                                                ----------        ----------
Net income (loss) available to common shareholders                                  $4,138          $ (1,870)
                                                                                ==========        ==========

Basic earnings per share data:
   Income from continuing operations                                                 $0.05           $  0.05
   Discontinued operations                                                            0.08             (0.11)
                                                                                ----------        ----------
Net income (loss) available to common shareholders                                   $0.13           $ (0.06)

Diluted earnings per share data:
   Income from continuing operations                                                 $0.05           $  0.05
   Discontinued operations                                                            0.08             (0.11)
                                                                                ----------        ----------
Net income (loss) available to common shareholders                                   $0.13           $ (0.06)
                                                                                ==========        ==========

Weighted average number of shares outstanding:
  Basic                                                                         31,250,002        31,785,440
                                                                                ==========        ==========
  Diluted                                                                       31,810,301        32,227,972
                                                                                ==========        ==========

Dividends declared per share                                                         $0.64             $0.63
                                                                                ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                     HOME PROPERTIES, INC.

                                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                                   (UNAUDITED, IN THOUSANDS)

                                                                                               2006       2005
                                                                                               ----       ----
Net income                                                                                   $5,488        $28
   Other comprehensive income (loss):
   Change in fair value of hedged instruments                                                    83        353
                                                                                             ------       ----
Net comprehensive income                                                                     $5,571       $381
                                                                                             ======       ====
The accompanying notes are an integral part of these consolidated financial statements.

                                                                     HOME PROPERTIES, INC.

                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                                   (UNAUDITED, IN THOUSANDS)
                                                                                                     2006        2005
                                                                                                     ----        ----
Cash flows from operating activities:
Net income                                                                                         $5,488         $28
                                                                                                   ------      ------
Adjustments to reconcile net income to net cash provided by operating activities:
   Income (loss) allocated to minority interest                                                     2,207        (923)
   Depreciation and amortization                                                                   25,010      24,756
   Impairment of assets held as General Partner                                                         -       7,725
   Issuance of restricted stock, compensation cost of stock options and deferred compensation         700         625
   Changes in assets and liabilities:
        Other assets                                                                                3,260         165
        Accounts payable and accrued liabilities                                                    1,587     (10,661)
                                                                                                   ------      ------
Total adjustments                                                                                  32,764      21,687
                                                                                                   ------      ------
Net cash provided by operating activities                                                          38,252      21,715
                                                                                                   ------      ------

Cash flows from investing activities:
   Purchase of properties and other assets, net of mortgage notes assumed and UPREIT Units
    issued                                                                                             -     (19,553)
   Additions to properties                                                                       (25,620)    (18,215)
                                                                                                 -------     -------

   Net cash used in investing activities                                                         (25,620)    (37,768)
                                                                                                 -------     -------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                        11,359       2,646
   Repurchase of common stock                                                                     (5,680)    (54,265)
   Proceeds from mortgage notes payable                                                          102,963      82,040
   Payments of mortgage notes payable                                                            (70,288)    (12,626)
   Proceeds from line of credit                                                                   59,500      99,200
   Payments on line of credit                                                                    (76,500)    (65,200)
   Payments of deferred loan costs                                                                (1,202)       (506)
   Withdrawals from (additions to) cash escrows, net                                                 602      (1,761)
   Dividends and distributions paid                                                              (31,351)    (31,505)
                                                                                                 -------     -------

   Net cash provided by (used in) financing activities                                           (10,597)     18,023
                                                                                                 -------     -------

Net increase in cash and cash equivalents                                                          2,035       1,970
Cash and cash equivalents:
   Beginning of year                                                                               5,391       7,925
                                                                                                 -------     -------
   End of period                                                                                  $7,426      $9,895
                                                                                                 =======     =======

Supplemental disclosure of non-cash operating, investing and financing activities:

Cash paid for interest                                                                           $28,041     $25,327
Mortgage loans assumed associated with property acquisitions                                           -       7,916
Issuance of UPREIT Units associated with property and other acquisitions                               -      12,611
Increase in real estate associated with the purchase of UPREIT Units                               3,419           -
Exchange of UPREIT Units for common shares                                                         2,350         156
Fair value of hedge instruments                                                                      313        (131)
Net real estate disposed in connection with FIN 46R consolidation                                      -     (30,651)
Other assets disposed in connection with FIN 46R consolidation                                         -      (4,403)
Mortgage debt disposed in connection with FIN 46R consolidation                                        -     (30,021)
Other liabilities disposed in connection with FIN 46R consolidation                                    -        (827)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                                  Page 34 of 34

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
The current  period's  results of operations are not  necessarily  indicative of results which ultimately may be achieved for the year. The interim  consolidated financial  statements and notes thereto  should be read in conjunction  with the consolidated  financial  statements and notes thereto  included in the Company's
Form 10-K for the year ended December 31, 2005.

2.   Organization and Basis of Presentation

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
(the "Operating Partnership"),  a New York limited partnership.  As of March 31,
2006, the Company operated 158 apartment communities with 47,002 apartments.  Of this total, the Company owned 153 communities,  consisting of 43,433 apartments, managed as general  partner one partnership  that owned 868 apartments,  and fee managed four communities, consisting of 2,701 apartments for third parties.

The Company  elected to be taxed as a REIT under the Internal  Revenue  Code, as amended,  for all periods  presented.  A corporate  REIT is a legal entity which holds  real  estate  interests  and must  meet a number  of  organizational  and operational  requirements,  including a requirement that it currently distribute at least 90% of its adjusted  taxable  income to  stockholders.  As a REIT,  the
Company  generally will not be subject to corporate  level tax on taxable income it distributes currently to its stockholders.  Management believes that all such conditions  for the  avoidance  of income  taxes  have been met for the  periods presented.  Accordingly,  no  provision  for federal and state income taxes have been made.

Basis of Presentation

The accompanying  consolidated  financial statements include the accounts of the
Company  and its 65.6%  (66.5%  at March 31,  2005)  interest  in the  Operating
Partnership.  Such interest has been calculated as the percentage of outstanding common  shares  divided by the total  outstanding  common  shares and  Operating
Partnership  Units ("UPREIT Units")  outstanding.  The remaining 34.4% (33.5% at
March  31,  2005) is  reflected  as  Minority  Interest  in  these  consolidated financial  statements.  The Company owns a 1.0% general partner  interest in the
Operating  Partnership and the remainder indirectly as a limited partner through its wholly owned  subsidiary,  Home  Properties  I, LLC,  which owns 100% of the limited  partner,  Home Properties  Trust.  Home Properties  Trust was formed in
September  1997,  as a  Maryland  real  estate  trust  and as a  qualified  REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating  Partnership.  For financing purposes, the Company has formed a limited  liability  company  (the  "LLC")  and  a  partnership  (the  "Financing
Partnership"),  which beneficially own certain apartment communities  encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.
The Financing  Partnership is owned 99.9% by the Operating  Partnership and 0.1%
by the QRS.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)

The accompanying  consolidated financial statements include the accounts of Home
Properties  Management,  Inc. and Home Properties  Resident Services,  Inc. (the
"Management Companies").  The Management Companies are wholly owned subsidiaries of the Company.  In addition,  the Company  consolidates one affordable  housing
limited   partnership   in  accordance   with  FASB   Interpretation   No.  46R,
Consolidation  of Variable  Interest  Entities.  All  significant  inter-company balances and transactions have been eliminated in these  consolidated  financial statements.

Reclassifications

Certain  reclassifications  have  been made to the 2005  consolidated  financial statements to conform to the 2006 presentation.

3.   Stock Benefit Plan

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
to the non-employee  directors.  At March 31, 2006,  1,121,250 and 90,000 common shares were  available for future grant of options or awards under the 2003 plan for officers and employees and non-employee directors, respectively.

On January 1, 2006,  the  Company  adopted  Statement  of  Financial  Accounting
Standards  No. 123R,  Share Based  Payments  ("SFAS  123R").  The statement is a revision of SFAS No. 123  Accounting  for  Stock-Based  Compensation.  SFAS 123R
supersedes  APB Opinion No. 25 Accounting  for Stock Issued to Employees and its
related implementation  guidance. SFAS 123R requires that entities recognize the cost of employee services received in exchange for awards of equity  instruments
(i.e., stock options) based on the grant-date fair value of those awards.  Prior to  January  1,  2006,  the  Company  applied  the  provisions  of SFAS No.  148
Accounting  for  Stock-Based  Compensation  -  Transition  and  Disclosure,   an
Amendment to SFAS No. 123 ("SFAS 148").  Under SFAS 148, the Company  recognized compensation cost related to stock option grants, based on the fair value on the date of the grant, over the service period of the employee receiving the award.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.  Stock Benefit Plan (continued)

Generally,  the  approach in SFAS 123R is similar to the  approach  described in
SFAS 148. The Company uses the Black-Scholes  formula to estimate the fair value of stock options granted to employees for both SFAS 123R and SFAS 148. SFAS 123R and SFAS 148 require the estimation of forfeitures when recognizing compensation expense and that this  estimate of  forfeitures  be adjusted  over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated  forfeitures are recognized through a cumulative catch-up  adjustment, which is  recognized  in the  period of change  and which  impact  the amount of unamortized compensation expense to be recognized in future periods. For options granted prior to January 1, 2006,  the Company uses the nominal  vesting  period approach.  For option grants after  January 1, 2006,  the Company will apply the non-substantive  vesting  period  approach.  As a result of the adoption of SFAS
123R,  the  Company  began  capitalizing  stock-based  compensation  costs  as a
component   of   employee   compensation   that  is   capitalized   as  part  of
self-constructed  fixed  assets.  The Company  applied the modified  prospective application  in  adopting  SFAS 123R.  The  adoption of SFAS 123R did not have a material impact on the Company's  results of operations,  financial  position or liquidity.

A summary of stock options activity for the three-months ended March 31, 2006 is as follows:

                                                                                         Weighted
                                                                         Weighted         Average
                                                                         Average        Remaining        Aggregate
                                                                     Exercise Price     Contractual   Intrinsic Value
                                                 Number of Options      Per Option         Term           (000's)
                                                 -----------------      ----------         ----           -------

Options outstanding at December 31, 2005            2,662,581             $36.18

Granted                                                     -                  -
Exercised                                           (344,409)             32.88
Cancelled                                             (47,574)             37.33
                                                    ---------            -------

Options outstanding at March 31, 2006               2,270,598            $ 36.66           7.3           $ 32,787
                                                    =========            =======           ===           ========

Options exercisable at March 31, 2006                 833,586            $ 33.19           6.0           $ 14,930
                                                    =========            =======           ===           ========

The total cash  received  from the exercise of options  during the  three-months ended March 31, 2006 was $11,325. The total intrinsic value of options exercised during the three-months  ended March 31, 2006 was $5,762.  As of March 31, 2006, there was $2,076 of total  unrecognized  compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans; that cost is expected to be recognized over a weighted-average period of 1.65 years.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Stock Benefit Plan (continued)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                                               Three Months Ended March 31,
                                                                               ----------------------------

Assumption                                                                     2006                     2005
----------                                                                     ----                     ----

Dividend yields                                                                6.55%                   6.55%

Expected volatility                                                           18.76%                  18.76%

Expected lives of the options with a lifetime of ten years                   7.5 Years               7.5 Years

Expected lives of the options with a lifetime of five years                  5.0 Years               5.0 Years

Risk free interest rate                                                        4.10%                   4.10%

For the  three-month  periods  ended  March  31,  2006  and  2005,  the  Company recognized $216 and $171 in stock  compensation costs related to its outstanding stock options.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share

Basic  earnings per share ("EPS") is computed as net income  available to common shareholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the  potential  dilution  that could occur from common shares issuable  through  stock-based  compensation  including stock options  (using the treasury  stock method),  restricted  stock,  phantom shares under the  Company's  incentive  compensation  plan,  and the  conversion of any cumulative  convertible  preferred  stock.  The  exchange  of an UPREIT Unit for common stock will have no effect on diluted EPS as Unitholders and  stockholders effectively share equally in the net income of the Operating Partnership. Income from  continuing  operations  is  the  same  for  both  the  basic  and  diluted calculation.

The  reconciliation  of the basic and diluted  earnings  per share for the three months ended March 31, 2006 and 2005 is as follows:

                                                                                2006             2005
                                                                                ----             ----
Income from continuing operations                                              $3,079           $3,676
Less: Preferred dividends                                                      (1,350)          (1,898)
                                                                           ----------       ----------
Basic and Diluted - Income from continuing operations
   applicable to common shareholders                                            1,729            1,778
Discontinued operations                                                         2,409           (3,648)
                                                                           ----------       ----------
Net income (loss) available to common shareholders                             $4,138         $ (1,870)
                                                                           ==========       ==========

Basic weighted average number of shares outstanding                        31,250,002       31,785,440
Effect of dilutive stock options                                              536,474          357,856
Effect of phantom and restricted shares                                        23,825           84,676
                                                                           ----------       ----------
Diluted weighted average number of shares outstanding                      31,810,301       32,227,972
                                                                           ==========       ==========
Basic earnings per share data:
   Income from continuing operations                                            $0.05            $0.05
   Discontinued operations                                                       0.08            (0.11)
                                                                           ----------       ----------
Net income (loss) available to common shareholders                              $0.13          $ (0.06)
                                                                           ==========       ==========

Diluted earnings per share data:
   Income from continuing operations                                            $0.05            $0.05
   Discontinued operations                                                       0.08            (0.11)
                                                                           ----------       ----------
Net income (loss) available to common shareholders                              $0.13          $ (0.06)
                                                                           ==========       ==========

For the three-month  periods ended March 31, 2006 and 2005, no unexercised stock options to purchase  shares of the  Company's  common stock were excluded in the computation  of diluted EPS as the options'  exercise  prices were less than the average market price of the Company's stock during each period.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share (continued)

For the  three-month  period  ended  March 31,  2005 the  833,333  common  stock equivalents  on an  as-converted  basis of the Series D  Convertible  Cumulative
Preferred  Stock  have  an  antidilutive  effect  and are  not  included  in the computation of diluted EPS. On May 26, 2005, the Series D Convertible Cumulative
Preferred Stock were converted and the common shares issued upon such conversion were included in outstanding common shares from the date of conversion.

5.   Other Income

Other income for the three-month periods ended March 31, 2006 and 2005 primarily reflects management and other real estate service fees.

6.   Variable Interest Entities

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE").

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit  guarantee  to its limited  partners  (as  discussed in Note 11). The
Company is responsible  to fund  operating  deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.
The effect on the consolidated balance sheet as of March 31, 2006 is an increase in "Total assets" of $20,700, an increase in "Total liabilities" of $18,200, and an increase in "Minority  interest" of $2,500. Of the $18,200 increase in "Total liabilities," $16,900 represents non-recourse mortgage debt.

Effective March 31, 2005, the Company was under contract or letter of intent for the sale of three  VIEs.  The  Company  performed  a  valuation  analysis on the underlying investment of one VIE, and as a result, recorded an impairment charge of $400 for the three month  period  ended March 31, 2005 to adjust the net book value of the Company's  investment in the property to the Company's  estimate of fair market value.  This VIE is no longer held for sale as of December 31, 2005, and is  included  in  the  consolidated  results  of  operations  for  both  the three-month  periods  ended  March 31,  2006 and  2005.  The other two VIEs were disposed of through a transfer of deed in lieu of foreclosure in September 2005.
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

Non-segment  revenue to reconcile to total revenue  consists of interest  income and other income.  Non-segment  assets to reconcile to total assets include cash and cash equivalents,  cash in escrows,  accounts receivable,  prepaid expenses, deferred charges, other assets and other assets held for sale.

Core properties consist of all apartment  communities which have been owned more
than  one  full  calendar  year.   Therefore,   the  Core  Properties  represent
communities  owned  as of  January  1,  2005.  Non-core  properties  consist  of apartment  communities  acquired  during  2005 and  2006,  such  that  full year comparable  operating  results are not available.  In addition,  core properties does not include assets held for sale as of March 31, 2006 and 2005.

The  Company  assesses  and  measures  segment  operating  results  based  on  a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses.

The accounting policies of the segments are the same as those described in Notes
1 and 2 of the Company's Form 10-K for the year ended December 31, 2005.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.   Segment Reporting (continued)

The revenues,  net operating  income,  and assets for each of the  reportable  segments are summarized as follows for the  three-month  periods ended March 31,
2006, and 2005:

                                                                         2006           2005
                                                                         ----           ----
Revenues
Apartments owned
    Core properties                                                    $109,838       $103,613
    Non-core properties                                                   8,970          1,786
Reconciling items                                                           608            656
                                                                     ----------     ----------
Total revenues                                                         $119,416       $106,055
                                                                     ==========     ==========
Net operating income
Apartments owned
    Core properties                                                     $56,473        $53,804
    Non-core properties                                                   4,200            369
Reconciling items                                                           608            656
                                                                     ----------     ----------
Combined segment net operating income                                    61,281         54,829
General & administrative expenses                                        (5,039)        (5,405)
Interest expense                                                        (27,195)       (23,201)
Depreciation and amortization                                           (25,046)       (21,268)
Impairment of assets held as General Partner                                  -           (400)
Minority interest in operating partnership                                 (922)          (879)
                                                                     ----------     ----------

Income from continuing operations                                        $3,079         $3,676
                                                                     ==========     ==========

Assets - As of March 31, 2006 and December 31, 2005
Apartments owned
    Core properties                                                  $2,332,986     $2,082,413
    Held for sale properties                                            225,756        219,776
    Non-core properties                                                 330,282        582,362
Reconciling items                                                        91,951         93,319
                                                                     ----------     ----------
Total assets                                                         $2,980,975     $2,977,870
                                                                     ==========     ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Pro Forma Condensed Financial Information

The Company acquired three apartment  communities ("2005 Acquired  Communities")
with a combined 550 apartment units in three unrelated  transactions  during the three-month  period  ended March 31, 2005.  The total  combined  purchase  price
(including  closing  costs) of $40,143  equates to  approximately  $73 per unit.
Consideration for the communities was funded through the assumption or placement of new debt of $7,916,  $19,616 from the Company's line of credit and $12,611 of
UPREIT Units.

The  following  unaudited  proforma  information  was  prepared  as if the  2005 transactions  related to the  acquisition of the 2005 Acquired  Communities  had occurred on January 1, 2005.  The proforma  financial  information is based upon
the  historical   consolidated  financial  statements  and  is  not  necessarily indicative of the consolidated results which actually would have occurred if the transactions  had been  consummated  on January 1, 2005,  nor does it purport to represent  the results of  operations  for future  periods.  Adjustments  to the proforma  condensed  combined statement of operations for the three-month period ended March 31, 2005,  consist  principally of providing net operating  activity and recording  interest,  depreciation and amortization  from January 1, 2005 to the acquisition date as appropriate.

                                                     For the Three-months Ended
                                                            March 31, 2005
                                                            --------------

Total revenues                                               $112,621
Net income available to common shareholders                    $1,714
Per common share data:
Net income available to common shareholders
    Basic                                                       $0.05
    Diluted                                                     $0.05
Weighted average numbers of shares outstanding:
    Basic                                                    31,785,440
    Diluted                                                  32,227,972

9.   Derivative Financial Instruments

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

The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt. As of March 31, 2006,  the aggregate  fair value of the
Company's  interest  rate swaps was $313  prior to the  allocation  of  minority
interest  and  is  included  in  the  consolidated   balance  sheets.   For  the
three-months  ending March 31, 2006, as the critical  terms of the interest rate swaps and the hedged items are the same, no ineffectiveness  was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the  assessment of hedge  effectiveness.  The fair value of the interest  rate swaps is based upon the  estimate of amounts  the  Company  would receive or pay to terminate the contract at the reporting  date and is estimated using interest rate market pricing models.

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

Included in discontinued  operations for the  three-months  ended March 31, 2005 are the operating results, net of minority interest, of four apartment community dispositions (all sold in 2005) and four VIE dispositions (all sold in 2005).

In addition,  included in  discontinued  operations for the  three-months  ended
March 31, 2006 and 2005 are the operating results, net of minority interest,  of twenty-one  apartment  communities  held  for  sale as of March  31,  2006.  For purposes of the discontinued operations presentation,  the Company only includes
interest  expense   associated  with  specific  mortgage   indebtedness  of  the
properties that are sold or classified as held for sale.

The  operating  results  of  the  components  of  discontinued   operations  are
summarized as follows for the three-months ended March 31, 2006 and 2005:

                                                                                                 2006            2005
                                                                                                 ----            ----
Revenues:
   Rental income                                                                              $10,436         $14,274
   Property other income                                                                          803             674
                                                                                               ------          ------
      Total revenues                                                                           11,239          14,948
                                                                                               ------          ------
Expenses:
   Operating and maintenance                                                                    6,222           8,359
   Interest expense                                                                             1,286           1,763
   Depreciation and amortization                                                                   37           2,928
   Impairment of real property                                                                      -           7,325
                                                                                               ------          ------
      Total expenses                                                                            7,545          20,375
                                                                                               ------          ------
Income (loss) from discontinued operations before minority interest and gain (loss)
on disposition of property                                                                      3,694          (5,427)
Minority interest in limited partnerships                                                           -             (23)
Minority interest in operating partnerships                                                    (1,285)          1,802
                                                                                               ------          ------
Income from discontinued operations                                                            $2,409         $(3,648)
                                                                                               ======          ======

                                                                     HOME PROPERTIES, INC.

                                                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Disposition of Property and Discontinued Operations (continued)

The major classes of assets and liabilities held for sale as of March 31, 2006 and December 31, 2005 were as follows

                                                                                             2006            2005
                                                                                             ----            ----
Real estate:
    Land                                                                                    $28,372          $27,820
    Buildings, improvements and equipment                                                   251,852          246,181
                                                                                           --------         --------
                                                                                            280,224          274,001
    Less:  accumulated depreciation                                                         (54,468)         (54,225)
                                                                                           --------         --------
        Real estate held for sale, net                                                      225,756          219,776
                                                                                           --------         --------
Other assets:
    Cash in escrows                                                                             446              348
    Accounts receivable                                                                         757              650
    Prepaid expenses                                                                          2,371            2,951
                                                                                           --------         --------
        Other assets held for sale                                                            3,574            3,949
                                                                                           --------         --------
Liabilities:
    Mortgage notes payable                                                                   73,135           73,603
    Accrued expenses and other liabilities                                                      428              431
    Security deposits                                                                         1,282            1,233
                                                                                           --------         --------
        Liabilities held for sale                                                            74,845           75,267
                                                                                           --------         --------
        Net assets held for sale                                                           $154,485         $148,458
                                                                                           ========         ========

11.  Commitments and Contingencies

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
During December 2003, the state's governor signed legislation which included the
REIT tax provisions.  Based upon this,  Company's tax counsel  expected that the outstanding  litigation would now be able to be resolved.  Effective  January 1,
2003, the Company  reorganized  the ownership of Home  Properties  Trust,  which should  subject  the  Company to a much  lower  level of tax going  forward.  In
September  2004,  the  Company  settled the 1998 year under audit for a total of
$39, including  interest.  During the first quarter of 2005, the Company filed a protest  with the  State  Commonwealth  Court  concerning  the  1999  tax  year.
Settlement  discussions  occurred  during the third quarter of 2005 for the open years 1999-2001.  In March,  2006, the Company settled the 1999 year under audit for $56, including interest. In addition, the Company has made settlement offers for the 2000 and 2001 tax years which, if accepted, would result in a payment of
$147, including interest. The Company believes, and has been advised by counsel, that this  settlement  should be acceptable to the  Department of Revenue and is awaiting final approval of the offer.  The Company has accrued $147 at March 31,
2006.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Commitments and Contingencies (continued)

As a result of a New York State sales tax audit, the Company had filed Voluntary
Disclosure  Agreements ("VDAs") with the four other states where it estimated to have significant  financial exposure.  During 2005, the Company signed VDAs with these  states  which  agreed to limit the VDA filing  period  back to January 1,
2001, and satisfied all financial  obligations  under the VDAs. During 2005, the
Company  recorded  adjustments  to the liability for both the effects of signing the VDAs as well as for the results of the Company's additional testing. The net impact of these  adjustments  resulted in a decrease  in real  estate  assets of
$175, interest expense of $115 and operating expenses of $108 for a net decrease to the accrued  liability of $398. During the third quarter of 2005, the Company finalized  negotiations  with New York State settling a sales tax audit covering the period June 1, 2002  through  November  30,  2004.  The  settlement  was not materially  different  from what had been  accrued and has been fully paid as of
March 31, 2006.

In  connection  with  various  UPREIT  transactions,  the  Company has agreed to maintain  certain  levels  of  nonrecourse  debt for a  period  of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted  in its ability to sell certain  contributed  properties  (50% of the owned  portfolio)  for a period of 5 to 15 years  except  through a tax deferred
Internal Revenue Code Section 1031 like-kind exchange.

Guarantees

As of March 31, 2006, the Company,  through its general partnership  interest in an  affordable  property  limited  partnership,  has  guaranteed  the Low Income
Housing Tax Credits to limited partners  totaling  approximately  $3,000.  As of
March 31, 2006,  there were no known  conditions  that would make such  payments necessary  relating to these  guarantees.  In addition,  the Company,  acting as general  partner in this  partnership,  is  obligated  to advance  funds to meet partnership operating deficits.

12.  Related Party Transactions

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division  to Home  Leasing LLC ("Home  Leasing"),  which is owned by
Nelson and Norman  Leenhouts.  This division managed  approximately  2.2 million square feet of gross leasable area, as well as certain planned communities.  The initial  amount paid was $82. In addition,  the Company is entitled to receive a percentage of the management fee received by Home Leasing in connection with the management  of one of the  commercial  properties  for a period not to exceed 36 months.  The expected  monthly fee as outlined in the contract is  approximately
$3.4 or $40 per year. If Home Leasing continues to manage the property for three years,  the Company is expected to receive total  additional  deferred  purchase price of $135.  Additional  deferred purchase price of $10 was recognized during the  three-months  ended March 31, 2006. The cumulative  gain  recognized on the sale of these assets  through March 31, 2006 amounted to $74. If the  management of this  property is retained for the entire three years the Company  expects to receive an additional $30 for the period April 1, 2006 through  January 1, 2007.
The gain on sale would then be approximately $104.

13.  Subsequent Events

On April 5, 2006, the Company sold two apartment  communities with a total of 92 units,  located in the New Jersey  region  for $9.2  million.  A gain on sale of approximately  $4.5 million  (before  allocation of minority  interest)  will be recorded in the second quarter of 2006.

On May 4, 2006, the Board of Directors  approved a dividend of $.64 per share on its common stock for the quarter ended March 31, 2006. This is the equivalent of an annual  distribution of $2.56 per share. The dividend is payable May 26, 2006 to shareholders of record on May 16, 2006.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13.  Subsequent Events (continued)

On May 4, 2006, the Company also declared a regular dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock, for the quarter ending
May 31, 2006. The dividend on the preferred shares is payable on May 31, 2006 to shareholders  of record on May 16,  2006.  This  dividend  is  equivalent  to an annualized rate of $2.25 per share.

                              HOME PROPERTIES, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following  discussion  should be read in conjunction  with the  accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This  discussion  contains  forward-looking  statements.  Although  the  Company believes expectations reflected in such forward-looking  statements are based on reasonable  assumptions,  it can give no assurance that its expectations will be achieved.  Factors  that may cause  actual  results  to differ  include  general economic and local real estate conditions, the weather and other conditions that
might  affect  operating  expenses,   the  timely  completion  of  repositioning
activities within anticipated  budgets,  the actual pace of future  acquisitions and sales and continued access to capital to fund growth.

Liquidity and Capital Resources

The Company's  principal  liquidity  demands are expected to be distributions to
the  common  and  preferred   stockholders  and  UPREIT   Unitholders,   capital
improvements  and repairs and  maintenance  for the  properties,  acquisition of
additional  properties,   property  development,   stock  repurchases  and  debt
repayments.

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

Cash  provided  by  operating   activities  was  $38,252  and  $21,715  for  the
three-month  period  ended March 31, 2006 and 2005,  respectively.  Cash used in investing  activities was $25,620 and $37,768 for the  three-month  period ended
March 31, 2006 and 2005,  respectively.  Cash  provided  by (used in)  financing activities was $(10,597) and $18,023 for the three-month  period ended March 31,
2006 and 2005, respectively.

As of March 31, 2006, the Company has an unsecured line of credit agreement with
M&T  Bank of $140  million  which  expires  September  1,  2008.  The  Company's outstanding balance as of March 31, 2006, was $65 million.  Borrowings under the line of credit bear interest at .75% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's  interest expense and as a  result  will  affect  the  Company's  results  of  operations  and  financial condition.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility,  it intends to satisfy such requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of UPREIT Units, proceeds  from the  Dividend  Reinvestment  Plan  ("DRIP"),  or the  issuance of additional  equity  securities.  As of March  31,  2006,  the  Company  owned 26 properties with 5,405 apartment units, which were unencumbered by debt.

A  significant  source of  liquidity  in 2006 is expected to be from the sale of properties.  Management has included in its operating plan that the Company will strategically  dispose of assets  totaling  approximately  $250 million in 2006, although there can be no assurance that such dispositions will actually occur.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at March 31, 2006 was $144.4 million.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital for the Company.  During 2005,  the Company  issued $55,600 of UPREIT
Units as consideration for three acquired properties.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. In addition, in the fourth quarter of 2004, the Company began meeting share demand in the program  through share  repurchase by the transfer agent in the open market on the Company's  behalf instead of new share issuance.  This removes essentially 100% of the dilution caused by issuing new shares at a price less than the net asset value in an economic and efficient manner.  During the first three months of 2006, the Company's additional capital raised under the DRIP netted to zero after taking into account share repurchases used in lieu of new stock issuance.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under  which the  Company may  repurchase  shares of its common  stock or UPREIT
Units.  The  shares/units  may be  repurchased  through open market or privately negotiated  transactions  at the discretion of Company  management.  The Board's action  did not  establish  a target  stock  price or a specific  timetable  for repurchase.  During the three months ended March 31, 2006,  107,800  shares were repurchased by the Company.  At March 31, 2006, the Company had authorization to repurchase  3,112,395 shares. The Company will continue to monitor stock prices, the published net asset value,  and  acquisition  alternatives  to determine the current  best use of  capital  between  the two  major  uses of  capital - stock buyback and acquisitions.

As of March 31, 2006, the weighted  average rate of interest on mortgage debt is
5.8%  and  the  weighted  average   maturity  is   approximately   seven  years.
Approximately 95% of the debt is fixed rate. This limits the exposure to changes in interest rates,  minimizing the effect on results of operations and financial condition.

Variable Interest Entities

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE").

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit guarantee to its limited partner.  The Company is responsible to fund operating  deficits  to the  extent  there  are any and  can  receive  operating incentive  awards  when cash  flows  reach  certain  levels.  The  effect on the consolidated balance sheet as of March 31, 2006 is an increase in "Total assets"
of $20,700,  an increase in "Total  liabilities" of $18,200,  and an increase in
"Minority  interest" of $2,500.  Of the $18,200  increase in total  liabilities,
$16,900 represent non-recourse mortgage debt.

Effective March 31, 2005, the Company was under contract or letter of intent for the sale of three  VIEs.  The  Company  performed  a  valuation  analysis on the underlying investment of one VIE, and as a result, recorded an impairment charge of $400 for the three month  period  ended March 31, 2005 to adjust the net book value of the Company's investment in the property to the estimate of fair market value.  This VIE is no longer  considered held for sale as of December 31, 2005, and is  included  in  the  consolidated  results  of  operations  for  both  the three-month periods ending March 31, 2006 and 2005.

In addition,  the two other VIEs were  disposed of in the third  quarter of 2005 through a transfer of deed in lieu of  foreclosure.  The Company had repurchased the limited partner's  interests in satisfaction of any tax credit guarantees or other  obligations  to that partner in January,  2005 for $5,700.  In connection with the Company's decision to dispose of the property,  the Company performed a valuation  analysis on the underlying real estate,  and as a result,  recorded a
$7,300  impairment of real estate during the first quarter of 2005 to adjust the net book value of the property to the  Company's  estimate of fair market value.
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

Acquisitions and Dispositions

There were no  transactions  closed  during the quarter ended March 31, 2006 for either acquisitions or dispositions.

During  the  first  quarter  the  Company  continued  the  previously  announced marketing  of its entire  Detroit  portfolio  and received  numerous  offers for various  combinations  of properties  and the entire  portfolio.  The Company is working with a specific buyer who is currently  performing  due  diligence.  The
Company believes its previously  stated  financial  expectations and timeline to complete the sale by the end of the second quarter of 2006 are achievable.

On April 5, 2006, the Company sold two apartment  communities with a total of 92 units,  located in the New Jersey  region  for $9.2  million.  A gain on sale of approximately  $4.5 million  (before  allocation of minority  interest)  will be recorded  in the  second  quarter  of 2006.  The  weighted  average  first  year capitalization rate projected on these dispositions is 3.95%.

Contractual Obligations and Other Commitments

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September  2008 and had $65  million  outstanding  at March 31,  2006.  The $1.9 billion in mortgage notes payable have varying  maturities  ranging from 1 to 36 years.  The weighted average interest rate of the Company's fixed rate notes was
5.87% and 5.95% at March 31,  2006 and  December  31,  2005,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit facility  was  5.42%  and  4.82%  at  March  31,  2006  and  December 31,  2005,
respectively.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease expires May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each. The lease provides for contingent rental payments based on certain variable  factors.  At March 31,
2006,  future minimum rental payments  required under the lease are $70 per year until the lease expires.

The Company  leases its corporate  office space from an affiliate and the office space for its regional  offices from third parties.  The corporate  office space requires an annual base rent plus a pro-rata  portion of property  improvements, real estate  taxes,  and common area  maintenance.  The regional  office  leases require an annual base rent plus a pro-rata portion of real estate taxes.

On December 1, 2004,  the Company  entered into a lease  agreement  with a third party owner to manage the operations of one of its communities.  The lease has a term of five years, but after two years, (from the 24th month to the 36th month)
the owner may require the  Company to buy the  property.  From the 36th month to the end of the lease  term,  the  Company  has the right to require the owner to sell the property to the Company.  It is the Company's  expectation that closing on the  acquisition of the property will occur no later than 36 months after the commencement  of the  lease.  The  estimated  future  acquisition  cost  is $141 million.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital  expenditures.  During the three-month periods ended March 31,
2006  and  2005,  approximately  $131  per  unit  was  estimated  to be spent on recurring  capital  expenditures.  The table below  summarizes  the actual total capital  improvements,  (including  assets  held  for  sale)  incurred  by major categories  for the  three-month  periods  ended  March 31, 2006 and 2005 and an estimate of the  breakdown of total  capital  improvements  by major  categories between recurring and non-recurring, revenue generating capital improvements for the three-month period ended March 31, 2006 as follows:

                                            For the three-month period ended March 31,
                                                (in thousands, except per unit data)
                                                   2006                                          2005
                     ------------------------------------------------------------------ ------------------------
                     Recurring   Per     Non-Recurring  Per      Total Capital   Per    Total Capital    Per
                      Cap Ex    Unit(a)     Cap Ex     Unit(a)   Improvements   Unit(a)  Improvements   Unit(a)
                      ------    -------     ------     -------   ------------   -------  ------------   -------

 New Buildings        $    -      $  -      $1,423       $33        $1,423        $33       $1,336        $32
 Major building
 improvements            988        23       3,508        81         4,496        104        2,108         51
 Roof replacements       358         8         479        11           837         19          976         24
 Site improvements       358         8         637        15           995         23          670         16
 Apartment upgrades      717        17       4,253        98         4,970        115        4,546        110
 Appliances              608        14         448        10         1,056         24          882         21
 Carpeting/Flooring    1,857        42         566        13         2,423         55        2,138         52
 HVAC/Mechanicals        554        13       2,749        63         3,303         76        2,182         53
 Miscellaneous           261         6         622        14           883         20          915         22
                      ------      ----     -------      ----       -------       ----      -------       ----
 Totals               $5,701      $131     $14,685      $338       $20,386       $469      $15,753       $381
                      ======      ====     =======      ====       =======       ====      =======       ====

(a) Calculated using the weighted average number of units outstanding, including
35,817 core units,  5,138 held for sale units, 2005 acquisition and construction units of 2,478 for the  three-month  period ended March 31, 2006 and 35,817 core units, 5,138 held for sale units and 2005 acquisition units of 550 for the three month period ended March 31, 2005.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core, held for sale and non-core as follows:

                                              For the three-month period ended March 31,
                                                  (in thousands, except per unit data)
                                                     2006                                            2005
                     ---------------------------------------------------------------------- ------------------------
                     Recurring     Per      Non-Recurring   Per    Total Capital   Per       Total Capital    Per
                      Cap Ex      Unit(a)     Cap Ex       Unit(a)  Improvements  Unit(a)     Improvements   Unit(a)
                      ------      -------     ------       -------  ------------  -------     ------------   -------

Core Communities       $4,703      $131      $12,189        $340      $16,892       $471        $14,848      $415
Held For Sale             673       131        1,008         196        1,681        327            863       168
                       ------      ----      -------        ----      -------       ----        -------      ----
Total Same Store        5,376       131       13,197         322       18,573        453         15,711       384
2006 Acquisition
   Communities              -         -            -           -            -          -              -         -
2005 Acquisition
   Communities            325       131        1,488         600        1,813        732             42        76
                       ------      ----      -------        ----      -------       ----        -------      ----
Sub-total               5,701       131       14,685         338       20,386        469         15,753       381
2006 Disposed
   Communities              -         -            -           -            -          -              -         -
2005 Disposed
   Communities              -         -            -           -            -          -            918     1,125
Construction In
   Progress                 -         -        4,195           -        4,195          -          1,342         -
Corporate office
   expenditures (1)         -         -            -           -        1,070          -            288         -
                       ------      ----      -------        ----      -------       ----        -------      ----
                       $5,701      $131      $18,880        $435      $25,651       $566        $18,301      $426
                       ------      ----      -------        ----      -------       ----        -------      ----

No  distinction is made between  recurring and  non-recurring  expenditures  for corporate office.  Corporate office expenditures  include  principally  computer hardware, software and office furniture and fixtures.

Results of Operations

Comparison of three-months ended March 31, 2006 to the same period in 2005

The Company had 124  apartment  communities  with 35,817  units which were owned during the  three-month  periods being  presented (the "Core  Properties").  The
Company has  acquired/developed  an additional eight apartment  communities with
2,478 units  during 2005 (the "2005  Acquired  Communities").  The Company  also disposed  of four  properties  with a total of 816 units  during 2005 (the "2005
Disposition  Communities").  Also, the Company has placed twenty-one  properties with a total of 5,138 units into held for sale  status,  which had full  quarter results for the  periods  being  presented  ("Held for Sale  Communities").  The results of these disposed and held for sale  properties  have been classified as discontinued  operations and are not included in the table below.  The inclusion of the Acquired  Communities  generally accounted for the significant changes in operating  results for the  three-months  ended  March 31,  2006.  In  addition, effective  April 1, 2004,  the  reported  income  from  operations  include  the consolidated  report of one investment where the Company is the managing general partner that has been determined to be a VIE.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                                                       Three Months
                                                                       ------------
                                                  2006             2005           $ Change        % Change
                                                  ----             ----           --------        --------

Rent                                            $102,946          $99,135           $3,811             3.8%
                                                --------          -------           ------             ---

Utility Recovery Revenue                           1,791              104            1,687          1622.1%
Other Income                                       5,101            4,374              727            16.6%
                                                --------          -------           ------             ---

Total Property Other Income                        6,892            4,478            2,414            53.9%
                                                --------          -------           ------             ---

Total Revenue                                    109,838          103,613            6,225             6.0%

Operating and Maintenance                        (53,365)         (49,809)          (3,556)           -7.1%
                                                --------          -------           ------             ---

Net Operating Income                             $56,473          $53,804           $2,669             5.0%
                                                 =======          =======           ======             ===

A summary of the net operating income from continuing operations is as follows (in thousands):

                                                                       Three Months
                                                                       ------------
                                                  2006              2005           $ Change        % Change
                                                  ----              ----           --------        --------

Rent                                             $111,638         $100,885          $10,753           10.7%
                                                 --------         --------          -------           ----

Utility Recovery Revenue                            1,900              104            1,796         1726.9%

Other Income                                        5,270            4,410              860           19.5%
                                                 --------         --------          -------           ----

Total Property Other Income                         7,170            4,514            2,656           58.8%
                                                 --------         --------          -------           ----

Total Revenue                                     118,808          105,399           13,409           12.7%

Operating and Maintenance                         (58,135)         (51,226)          (6,909)         -13.5%
                                                 --------         --------          -------           ----

Net Operating Income                             $ 60,673         $ 54,173           $6,500           12.0%
                                                 ========         ========          =======           ====

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

Of the $10,753 increase in rental income, $6,820 is attributable to the Acquired
Communities  and $122 is  attributable to the VIE. The balance of this increase, or $3,811  which is from the Core  Properties,  was the result of an increase of
2.5% in weighted average rental rates,  plus an increase in occupancy from 92.8%
to 94.1%.  Occupancy is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage  of total  possible  rental  income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport charges,  revenue from corporate  apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $2,656. Of this increase, $242 is attributable to the Acquired Communities and $2,414 represents a 53.9%  increase  from the Core  Properties.  Included in the Core  increase is
$1,681 which represents increased utility recovery charges compared to 2005.

Other  income  decreased  $48  due  primarily  to a  decrease  in the  level  of management  fee  activity  as a  result  of the sale of the  affordable  limited partnerships.

Of the  $6,909  increase  in  operating  and  maintenance  expenses,  $2,853  is attributable  to the  Acquired  Communities  and  $500  is  attributable  to the consolidation of the VIE. The balance, a $3,556 increase, is attributable to the
Core  Properties and is primarily due to increases in natural gas heating costs, property insurance and site level incentive  compensation.  These increases were offset in part by a reduction in personnel costs and snow removal costs. Natural gas heating  costs were up $2,374 or 28.0% over 2005.  We have seen  significant increases in the cost of natural gas per decatherm.  Last year we had a weighted average cost of $6.23 per  decatherm  versus this year's  average cost of $9.65.
Property  insurance  increased $733, or 50.7%, for the period primarily due to a general increase in our property and general liability  premiums,  and losses to date which have been projected using actuarial assumptions. Site level incentive compensation  increased  $271, or 81.1%.  This  represents an increased focus on creating  a  higher  level  of  property  management  compensation  coming  from incentive  based  performance  measures.  Personnel  expenses were down $458, or
4.3%.  Snow  removal  costs  were  down $493 or 46.3%.  The first  quarter  2006 produced below normal snowfalls compared to normal snowfall in 2005.

General  and  administrative  expense  decreased  in 2006 by $366.  General  and administrative  expenses as a percentage of total revenues were 3.9% for 2006 as compared to 4.5% for 2005.  The decrease is the result of a $1,000  reduction in external costs incurred for auditing,  tax and consultation  expense,  including costs to comply with Section 404 of Sarbanes-Oxley. A significant portion of the costs  in  2005  related  to  the  non-recurring  first  year  efforts  for  404 compliance. This was partially offset by increases in recruiting, external costs associated with the implementation of a property management software system, and stock option compensation costs.

Interest  expense  increased  in 2006 by  $3,994  as a result  of the  increased borrowings in connection with  acquisition of the 2005  Acquisition  Communities and additional mortgage debt and refinanced mortgage debt incurred during 2006.

Depreciation and amortization  expense  increased $3,778 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

The Company has sold  virtually  all of the assets  associated  with its general partner  interests in the affordable  properties in order to focus solely on the direct ownership and management of market rate apartment communities. During the first three months of 2005,  the Company  recorded  impairment  charges of $400, which pertains to an impairment  charge taken on the one remaining VIE to reduce its investment to fair market value.

Included in discontinued  operations for the  three-months  ended March 31, 2005 are the operating results, net of minority interest, of four apartment community dispositions (all sold in 2005) and VIE dispositions (all sold in 2005).

In addition,  included in  discontinued  operations for the  three-months  ended
March 31, 2006 and 2005 are the operating results, net of minority interest,  of twenty-one  apartment  communities  held  for  sale as of March  31,  2006.  For purposes of the discontinued operations presentation,  the Company only includes
interest  expense   associated  with  specific  mortgage   indebtedness  of  the
properties that are sold or classified as held for sale.

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

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating  activities in accordance with GAAP and is not necessarily  indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital improvements  (including  capitalized interest) reflected as an increase to real estate  assets.  The  Company's  total capital  improvements  include an annual reserve for anticipated  recurring,  non-revenue  generating  capitalized costs of $525 per  apartment  unit.  Please refer to the  "Capital  Improvement"
section above in MD&A.  FFO should not be considered  as an  alternative  to net income  as an  indication  of the  Company's  performance  or to cash  flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders  for the  three-months  ended March 31, 2006 and 2005 are presented below (in thousands):

                                                                                         2006             2005
                                                                                         ----             ----

Net income (loss) available to common shareholders                                       $4,138          $(1,870)
Real property depreciation and amortization                                              24,498           23,602
Minority interest                                                                           922              879
Minority interest - income (loss) from discontinued operations                            1,285           (1,802)
                                                                                       --------         --------
FFO - Basic                                                                             $30,843          $20,809
                                                                                       --------         --------
Convertible preferred dividends ((2))                                                         -                -
FFO - Diluted                                                                           $30,843          $20,809
                                                                                       ========         ========

Weighted average common shares/units
     outstanding(1):
         - Basic                                                                       47,912.2         47,477.1
                                                                                       ========         ========
         - Diluted (2)                                                                 48,472.5         47,919.7
                                                                                       ========         ========

(1)  The calculation assumes the conversion of dilutive common stock equivalents including  convertible  preferred  stock and the  conversion  of all UPREIT
     Units to common shares.

(2)  The convertible preferred stock had an anti-dilutive effect; therefore, the convertible  preferred  dividends  are not  included in FFO diluted for the three-months ended March 31, 2005.

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

                                Calculation Presented for Series F Preferred Covenant

                                                                                      Three-months ended
                                                                        -----------------------------------------------
                                                                         Mar.31,     Dec.31,     Sept.30,    June30,
                                                                           2006        2005        2005        2005
                                                                           ----        ----        ----        ----

EBITDA
     Total revenues                                                      $119,416    $114,835    $125,775    $121,636
     Net operating income (loss) from discontinued operations               5,017       5,677       1,045        (343)
     Operating and maintenance                                            (58,135)    (51,801)    (54,161)    (53,623)
     General and administrative                                            (5,039)     (5,209)     (4,894)     (4,144)
                                                                           ------      ------      ------      ------
                                                                          $61,259     $63,502     $67,765     $63,526
Fixed Charges
     Interest expense                                                     $27,195     $25,793     $27,059     $25,173
     Interest expense on discontinued operations                            1,286       1,578         382         279
     Preferred dividends                                                    1,350       1,350       1,350       1,681
     Capitalized interest                                                     313         312         254         339
                                                                           ------      ------      ------      ------
                                                                          $30,144     $29,033     $29,045     $27,472

     Times Coverage ratio:                                                   2.03        2.19        2.33        2.31

Line of Credit

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to  maintain  certain  financial  ratios and  measurements.  The line of credit has not been used for long-term  financing  but adds a certain  amount of flexibility,  especially in meeting the Company's  acquisition goals. Many times it is easier to temporarily  finance an  acquisition  or stock  repurchases in a short-term  nature through the line of credit,  with long-term secured financing or other sources of capital replenishing the line of credit availability.

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different  times.  Starting in 2001 and continuing into 2004 many regions of the United States had  experienced  varying degrees of economic  recession  and  certain  recessionary  trends,  such  as  a  temporary reduction  in  occupancy  and  reduced  pricing  power  limiting  the ability to aggressively  raise  rents.  Starting in the second half on 2004 and  continuing into 2006,  we have seen a reversal of these  recessionary  trends.  In light of this, we will continue to review our business strategy; however, we believe that given our property type and the geographic  regions in which we are located,  we do not anticipate  any changes in our strategy or material  effects on financial performance.

Declaration of Dividend

On May 4, 2006, the Board of Directors  approved a dividend of $.64 per share on its common stock for the quarter ended March 31, 2006. This is the equivalent of an annual  distribution of $2.56 per share. The dividend is payable May 26, 2006 to shareholders of record on May 16, 2006.

On May 4, 2006, the Company also declared a regular dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock, for the quarter ending
May 31, 2006. The dividend on the preferred shares is payable on May 31, 2006 to shareholders  of record on May 16,  2006.  This  dividend  is  equivalent  to an annualized rate of $2.25 per share.

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

In 2001,  the Company  underwent a state capital stock tax audit.  The state had assessed taxes of $469 for the 1998 and 1999 tax years under audit. At the time, the Company believed the assessment and the state's underlying position were not supportable by the law nor consistent  with previously  provided  interpretative guidance  from the office of the State  Secretary  of Revenue.  During  December
2003,  the state's  governor  signed  legislation  which  included  the REIT tax provisions. Based upon this, Company's tax counsel expected that the outstanding litigation  would now be able to be  resolved.  Effective  January 1, 2003,  the
Company reorganized the ownership of Home Properties Trust, which should subject the Company to a much lower level of tax going forward.  In September  2004, the
Company  settled  the  1998  year  under  audit  for a total  of $39,  including interest. During the first quarter of 2005, the Company filed a protest with the
State  Commonwealth Court concerning the 1999 tax year.  Settlement  discussions have occurred during the third quarter of 2005 for the open years 1999-2001.  In
March  2006,  the Company  settled the 1999 year under audit for $56,  including interest.  In addition,  the Company has made settlement offers for the 2000 and
2001 years  which,  if accepted,  would  result in a payment of $147,  including interest.  The Company  believes that the likelihood of settling all of the open years has increased, and has accrued $147 at March 31, 2006.

As a result  of a State  sales  tax  audit,  the  Company  had  filed  Voluntary
Disclosure  Agreements ("VDAs") with the four other states where it estimated to have significant  financial  exposure.  During the first six months of 2005, the
Company  signed  VDAs with  these  states  which  agreed to limit the VDA filing period back to January 1, 2001,  and has  satisfied  all  financial  obligations under the VDAs.  For the six-month  periods ended June 30, 2005, the Company has recorded  adjustments  to the liability for both the effects of signing the VDAs as well as for the results of the Company's additional testing for the first six months.  The net impact of these  adjustments  resulted  in a  decrease  in real estate assets of $175,  interest expense of $115 and operating  expenses of $108 for a net decrease to the accrued liability of $398. During the third quarter of
2005, the Company  finalized  negotiations  with New York State settling a sales tax audit  covering  the period June 1, 2002  through  November  30,  2004.  The settlement was not materially  different from what had been accrued and has been paid in full as of March 31, 2006.

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

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's  primary  market risk exposure is interest rate risk. At March 31,
2006 and December 31,  2005,  approximately  95% and 91%,  respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately  7 years for both periods,  respectively,  and a weighted  average interest rate of approximately 5.87% and 5.95%, respectively,  including the $28 million and $29 million, respectively, of debt which has been swapped to a fixed rate.  The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 18 and 12 years, respectively,  and a weighted average interest rate of 4.75% and 4.54%, respectively,  at March 31,
2006 and December 31, 2005. The Company does not intend to utilize a significant amount of permanent  variable rate debt to acquire  properties in the future. On occasion,  the Company may use its line of credit in connection  with a property acquisition or stock repurchase with the intention to refinance at a later date.
The Company  believes,  however,  that in no event would  increases  in interest
expense  as  a  result  of   inflation   significantly   impact  the   Company's
distributable cash flow.

At March 31, 2006 and December 31, 2005,  the interest  rate risk on $28 million and $29 million,  respectively,  of such variable  rate debt has been  mitigated through  the use of  interest  rate swap  agreements  (the  "Swaps")  with major financial  institutions.  The  Company is exposed to credit risk in the event of non-performance  by the  counter-parties  to the Swaps.  The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At March 31, 2006 and December 31, 2005,  the fair value of the Company's  fixed rate debt,  including the $28 million and $29 million,  respectively,  which was swapped to a fixed  rate,  amounted to a  liability  of $1.84  billion and $1.89 billion,  respectively,  compared to its carrying  amount of  $1.82 billion  and
$1.84  billion,  respectively.  The  Company  estimates  that a 100 basis  point increase in market  interest rates at March 31, 2006 would have changed the fair value of the Company's fixed rate debt to a liability of $1.76 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain  funds  through  additional  equity  offerings  and/or the issuance of
UPREIT Units.  Accordingly,  the cost of obtaining such interest rate protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative  financial  instruments  for trading or speculative  purposes.  As of
March 31, 2006, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of
March 31, 2006, the effectiveness of the disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e)  under the Securities  Exchange Act of
1934, as amended (the "Exchange  Act")) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ended December 31, 2006 that has materially affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial  reporting.  The Company has not identified any material weaknesses in its internal controls.

                              HOME PROPERTIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Refer to the Risk Factors  disclosure  in the  Company's  Form 10-K for the year ended  December  31,  2005.  There have been no  material  changes in these risk factors  during the  three-months  ended  March 31, 2006 and through the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED
SECURITIES

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable for share repurchase. In addition, participants in the Company's Stock
Benefit  Plan can use common  stock of the Company  that they already own to pay all or a portion of the exercise  price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized  but unissued  status,  and for purposes of this table is deemed to have been repurchased by the Company. At December 31, 2004 the Company had  authorization  to  repurchase  2,000,000  shares of common stock and UPREIT
Units under the stock repurchase  program.  During 2005, the Company repurchased
2,779,805 shares at a cost of $111,738,000,  and in January, 2006, an additional
107,800  shares  at a cost of  $4,468,000.  On each of  February  16,  2005  and
November 4, 2005, the Board of Directors approved a 2,000,000-share  increase in the stock repurchase  program,  resulting in a remaining  authorization level of
3,112,395  shares as of March 31, 2006. The following table summarizes the total number of shares  (units)  repurchased  by the  Company  during the  three-month period ending March 31, 2006.

                                                                            Total shares (units)    Maximum shares
                                               Total shares     Average         purchased as       (units) that may
                                                  (units)      price per     part of publicly-     yet be purchased
                   Period                      purchased(1)   share(unit)      announced Plan       under the Plan
                   ------                      ------------   ------------     --------------       --------------

Balance December 31, 2005                                                                               3,220,195

January 1, 2006 to January 31, 2006                 109,359       $41.54            107,800             3,112,395

February 1, 2006 to February 28, 2006                 1,146       $49.11                  -                     -

March 1, 2006 to March 31, 2006                       9,643       $49.92                  -                     -
                                                    -------       ------            -------             ---------

                                                    120,148       $42.28            107,800             3,112,395
                                                    -------       ------            -------             ---------

(1)  During the  three-months  ended March 31,  2006,  the  Company  repurchased
     12,348  shares of common stock  through  share  repurchase  by the transfer agent  in the  open  market  in  connection  with  the  Company's  Dividend
     Reinvestment Plan ("DRIP"), which are included in this table.

ITEM 6.  EXHIBITS

Exhibit 10.82  Development  Agreement,  dated March 27, 2006  between  Nelson B.
     Leenhouts and Home Properties, Inc. - Incorporated by reference to the Form filed by Home Properties, Inc. on March 27, 2006.

Exhibit 10.83  Amendment No. Eighty to the Second  Amended and Restated  Limited
     Partnership Agreement

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

           HOME PROPERTIES, INC.
           (Registrant)

           Date:    May 8, 2006

           By:      /s/ Edward J. Pettinella
                    ------------------------
                    Edward J. Pettinella
                    President and Chief Executive Officer

           Date:    May 8, 2006

           By:      /s/ David P. Gardner
                    ------------------------
                    David P. Gardner
                    Executive Vice President and
                    Chief Financial Officer