Form 10-Q
period 2006-06-30
HOME PROPERTIES INC
filed 2006-08-08
CIK 923118

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer   X   Accelerated filer       Non-accelerated filer
                        -----                   -----                       -----
     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

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

Class of Common Stock                               Outstanding at July 31, 2006
---------------------                               ----------------------------
    $.01 par value                                           33,204,038

================================================================================

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                                PAGE

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Balance Sheets -
                  June 30, 2006 (Unaudited) and December 31, 2005                 4

              Consolidated Statements of Operations (Unaudited) -
                  Three months ended June 30, 2006 and 2005                       5

              Consolidated Statements of Operations (Unaudited) -
                  Six months ended June 30, 2006 and 2005                         6

              Consolidated Statements of Comprehensive Income (Unaudited) -
                  Three months ended June 30, 2006 and 2005                       7

              Consolidated Statements of Comprehensive Income (Unaudited) -
                  Six months ended June 30, 2006 and 2005                         8

              Consolidated Statements of Cash Flow (Unaudited) -
                  Six months ended June 30, 2006 and 2005                         9

              Notes to Consolidated Financial Statements (Unaudited)            10-19

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations                               20-32

     Item 3. Quantitative and Qualitative Disclosures About Market Risk          33

     Item 4. Controls and Procedures                                             34

PART II. OTHER INFORMATION

     Item 1A. Risk Factors                                                       35

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         35

     Item 4. Submission of Matter to a Vote of Security Holders                  36

     Item 6. Exhibits                                                            36

Signatures                                                                       37

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                   2006            2005
                                                                                   ----            ----
                                                                            (Unaudited)        (Note 1)
ASSETS
Real estate:
  Land                                                                        $ 417,276       $ 402,299
  Construction in progress                                                        7,503           4,471
  Buildings, improvements and equipment                                       2,858,177       2,704,372
  Real estate held for sale or disposal, net                                          -         219,776
                                                                            -----------     -----------
                                                                              3,282,956       3,330,918
                                                                            -----------     -----------
  Less:  accumulated depreciation                                             (495,738)       (446,367)
                                                                            -----------     -----------
               Real estate, net                                               2,787,218       2,884,551

Cash and cash equivalents                                                         7,180           5,391
Cash in escrows                                                                  77,207          36,760
Accounts receivable                                                               7,979           7,386
Prepaid expenses                                                                 11,547          16,141
Deferred charges                                                                 11,283          11,156
Other assets                                                                     11,509          12,536
Other assets held for sale                                                            -           3,949
                                                                            -----------     -----------
               Total assets                                                 $ 2,913,923     $ 2,977,870
                                                                            ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                      $ 1,822,305     $ 1,768,483

Line of credit                                                                   47,000          82,000
Accounts payable                                                                 17,104          19,458
Accrued interest payable                                                          8,681           8,274
Accrued expenses and other liabilities                                           25,338          22,565
Security deposits                                                                22,173          21,742
Liabilities held for sale                                                             -          75,267
                                                                            -----------     -----------
               Total liabilities                                              1,942,601       1,997,789
                                                                            -----------     -----------
Commitments and contingencies

Minority interest                                                               267,309         323,269
                                                                            -----------     -----------
Stockholders' equity:
     Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and outstanding at June 30, 2006 and December 31,
       2005.                                                                     60,000          60,000
     Common stock, $.01 par value; 80,000,000 shares authorized;
       33,091,373 and 31,184,256 shares issued and outstanding at June
       30, 2006 and December 31, 2005.                                              331             312
     Excess stock, $.01 par value; 10,000,000 shares authorized; no
       shares issued or outstanding                                                   -               -
     Additional paid-in capital                                                 847,422         773,396
     Accumulated other comprehensive income                                         319             206
     Distributions in excess of accumulated earnings                           (204,059)       (177,102)
                                                                            -----------     -----------
               Total stockholders' equity                                       704,013         656,812
                                                                            -----------     -----------
               Total liabilities and stockholders' equity                   $ 2,913,923     $ 2,977,870
                                                                            ===========     ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                             HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     2006              2005
                                                                                     ----              ----
Revenues:
Rental income                                                                   $ 113,358         $ 103,037
Property other income                                                               7,966             5,385
Interest income                                                                       119                73
                                                                                ---------          --------
Other income                                                                          504               439
                                                                                ---------          --------
       Total revenues                                                             121,947           108,934
                                                                                ---------          --------
Expenses:
Operating and maintenance                                                          49,397            47,593
General and administrative                                                          6,057             4,144
Interest                                                                           27,717            23,445
                                                                                ---------          --------
Depreciation and amortization                                                      25,591            21,551
                                                                                ---------          --------
       Total expenses                                                             108,762            96,733
                                                                                ---------          --------
Income from operations                                                             13,185            12,201
                                                                                ---------          --------
Minority interest in operating partnerships                                        (3,678)           (3,494)
                                                                                ---------          --------
Income from continuing operations                                                   9,507             8,707
                                                                                ---------          --------
Discontinued operations
  Income from operations, net of $218 and $543 in 2006 and 2005
     allocated to minority interest, respectively                                     485             1,089
  Gain (loss) on disposition of property, net of $1,064 and ($39) in
     2006 and 2005 allocated to minority interest, respectively                     2,361               (77)
                                                                                ---------          --------

Discontinued operations                                                             2,846             1,012
                                                                                ---------          --------
Net income                                                                         12,353             9,719
                                                                                ---------          --------
Preferred dividends                                                                (1,350)           (1,681)
                                                                                ---------          --------
Net income available to common shareholders                                     $  11,003          $  8,038
                                                                                =========          ========
Basic earnings per share data:
   Income from continuing operations                                             $   0.24          $   0.22
   Discontinued operations                                                           0.09              0.03
                                                                                 --------          --------
Net income available to common shareholders                                      $   0.33          $   0.25
                                                                                 ========          ========

Diluted earnings per share data:
   Income from continuing operations                                             $   0.24          $   0.22
   Discontinued operations                                                           0.09              0.03
                                                                                 --------          --------
Net income available to common shareholders                                      $   0.33          $   0.25
                                                                                 ========          ========

Weighted average number of shares outstanding:
  Basic                                                                        32,936,880        31,843,551
                                                                               ==========        ==========
  Diluted                                                                      33,598,725        32,279,115
                                                                               ==========        ==========

Dividends declared per share                                                     $   0.64          $   0.63
                                                                                 ========          ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     2006              2005
                                                                                     ----              ----
Revenues:
Rental income                                                                    $ 224,996         $ 203,922
Property other income                                                               15,136             9,899
Interest income                                                                        210               141
Other income                                                                         1,021             1,027
                                                                                 ---------          --------
       Total revenues                                                              241,363           214,989
                                                                                 ---------          --------
Expenses:
Operating and maintenance                                                          107,532            98,819
General and administrative                                                          11,096             9,549
Interest                                                                            54,912            46,646
Depreciation and amortization                                                       50,637            42,819
Impairment of assets held as General Partner                                             -               400
                                                                                 ---------          --------
       Total expenses                                                              224,177           198,233
                                                                                 ---------          --------
Income from operations                                                              17,186            16,756
Minority interest in operating partnerships                                         (4,600)           (4,373)
                                                                                 ---------          --------
Income from continuing operations                                                   12,586            12,383
                                                                                 ---------          --------
Discontinued operations
  Income (loss) from operations, net of $1,503 and ($1,259) in 2006 and
     2005 allocated to minority interest, respectively                               2,894            (2,559)
  Gain (loss) on disposition of property, net of $1,064 and ($39) in
     2006 and 2005 allocated to minority interest, respectively                      2,361               (77)
                                                                                 ---------          --------

Discontinued operations                                                              5,255            (2,636)
                                                                                 ---------          --------

Net income                                                                          17,841             9,747
Preferred dividends                                                                 (2,700)           (3,579)
                                                                                 ---------          --------

Net income available to common shareholders                                      $  15,141          $  6,168
                                                                                 =========          ========

Basic earnings per share data:
   Income from continuing operations                                              $   0.31          $   0.27
   Discontinued operations                                                            0.16             (0.08)
                                                                                  --------          --------
Net income available to common shareholders                                       $   0.47          $   0.19
                                                                                  ========          ========

Diluted earnings per share data:
   Income from continuing operations                                              $   0.30          $   0.27
   Discontinued operations                                                            0.16             (0.08)
                                                                                  --------          --------
Net income available to common shareholders                                       $   0.46          $   0.19
                                                                                  ========          ========

Weighted average number of shares outstanding:
  Basic                                                                         32,101,587        31,831,604
                                                                                ==========        ==========
  Diluted                                                                       32,722,174        32,252,276
                                                                                ==========        ==========

Dividends declared per share                                                      $   1.28          $   1.26
                                                                                  ========          ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                            (UNAUDITED, IN THOUSANDS)

                                                            2006          2005
                                                            ----          ----
Net income                                              $ 12,353       $ 9,719
   Other comprehensive income (loss):
   Change in fair value of hedged instruments
                                                              30           (82)
                                                        --------       -------
Net comprehensive income                                $ 12,383       $ 9,637
                                                        ========       =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                            (UNAUDITED, IN THOUSANDS)

                                                             2006         2005
                                                             ----         ----
Net income                                               $ 17,841      $ 9,747
   Other comprehensive income:
   Change in fair value of hedged instruments
                                                              113          271
                                                         --------     --------
Net comprehensive income                                 $ 17,954     $ 10,018
                                                         ========     ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                            (UNAUDITED, IN THOUSANDS)
                                                                                         2006       2005
                                                                                         ----       ----
Cash flows from operating activities:
Net income                                                                            $17,841    $ 9,747
                                                                                      -------    -------
Adjustments to reconcile net income to net cash provided by operating activities:
     Income allocated to minority interest                                              7,167      3,075
     Depreciation and amortization                                                     51,144     49,719
     Impairment of assets held as General Partner                                           -        400
     Impairment of real property                                                            -      7,325
     Loss (gain) on disposition of property and business                               (3,425)       116
     Issuance of restricted stock, compensation cost of stock options and
        deferred compensation                                                           2,287      1,350
     Changes in assets and liabilities:
        Other assets                                                                    8,093      5,277
        Accounts payable and accrued liabilities                                         (375)   (13,005)
                                                                                     --------    -------
Total adjustments                                                                      64,891     54,257
                                                                                     --------    -------
Net cash provided by operating activities                                              82,732     64,004
                                                                                     --------    -------
Cash flows from investing activities:
   Purchase of properties and other assets, net of mortgage notes assumed and
     UPREIT Units issued                                                              (20,164)   (19,561)
   Additions to properties                                                            (50,825)   (42,226)
   Proceeds from sale of properties and business, net                                 235,145          -
   Additions to funds held in escrow from tax-free exchanges                          (41,383)         -
                                                                                     --------    -------
   Net cash provided by (used in) investing activities                                122,773    (61,787)
                                                                                     --------    -------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                             13,806      4,263
   Repurchase of common stock                                                         (86,356)   (53,320)
   Proceeds from mortgage notes payable                                               122,980    150,207
   Payments of mortgage notes payable                                                (155,515)   (54,741)
   Proceeds from line of credit                                                       210,800    152,200
   Payments on line of credit                                                        (245,800)  (132,200)
   Payments of deferred loan costs                                                     (1,369)    (1,641)
   Withdrawals from (additions to) cash escrows, net                                    1,284    (1,909)
   Dividends and distributions paid                                                   (63,546)   (62,928)
                                                                                     --------    -------
   Net cash used in financing activities                                             (203,716)       (69)
                                                                                     --------    -------
Net increase in cash and cash equivalents                                               1,789      2,148
                                                                                     --------    -------
Cash and cash equivalents:
   Beginning of year                                                                    5,391      7,925
                                                                                     --------    -------
   End of period                                                                     $  7,180    $10,073
                                                                                     ========    =======

Supplemental disclosure of non-cash operating, investing and financing activities:
Cash paid for interest                                                               $ 60,101   $ 51,174
Mortgage loans assumed associated with property acquisitions                           13,151      7,916
Issuance of UPREIT Units associated with property and other acquisitions                    -     12,611
Increase in real estate associated with the purchase of UPREIT Units                   99,559      2,856
Exchange of UPREIT Units for common shares                                             59,173      2,136
Fair value of hedge instruments                                                           357        253
Net real estate disposed in connection with FIN 46R consolidation                           -   (30,651)
Other assets disposed in connection with FIN 46R consolidation                              -    (4,403)
Mortgage debt disposed in connection with FIN 46R consolidation                             -   (30,021)
Other liabilities disposed in connection with FIN 46R consolidation                         -      (827)

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   Unaudited Interim Financial Statements
-------------------------------------------

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
-------------------------------------------

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
(the "Operating  Partnership"),  a New York limited partnership.  As of June 30,
2006, the Company operated 140 apartment communities with 42,194 apartments.  Of this total, the Company owned 135 communities,  consisting of 38,625 apartments, managed as general  partner one partnership  that owned 868 apartments,  and fee managed four communities, consisting of 2,701 apartments for third parties.

The Company  elected to be taxed as a REIT under the Internal  Revenue  Code, as amended,  for all periods  presented.  A corporate  REIT is a legal entity which holds  real  estate  interests  and must  meet a number  of  organizational  and operational  requirements,  including a requirement that it currently distribute at least 90% of its adjusted  taxable  income to  stockholders.  As a REIT,  the
Company  generally will not be subject to corporate  level tax on taxable income it distributes currently to its stockholders.  Management believes that all such conditions  for the  avoidance  of income  taxes  have been met for the  periods presented.  Accordingly,  no provisions  for federal and state income taxes have been made.

Basis of Presentation

The accompanying  consolidated  financial statements include the accounts of the
Company and its 71.0%  (65.2% at December  31, 2005 and 67.3% at June 30,  2005)
interest in the Operating Partnership.  Such interest has been calculated as the percentage of outstanding  common shares divided by the total outstanding common shares  and  Operating  Partnership  Units  ("UPREIT  Units")  outstanding.  The remaining  29.0%  (34.8% at  December  31,  2005 and 32.7% at June 30,  2005) is
reflected as Minority Interest in these consolidated  financial statements.  The
Company owns a 1.0% general  partner  interest in the Operating  Partnership and the  remainder  indirectly  as  a  limited  partner  through  its  wholly  owned subsidiary, Home Properties I, LLC, which owns 100% of the limited partner, Home
Properties  Trust.  Home  Properties  Trust was formed in September  1997,  as a
Maryland real estate trust and as a qualified REIT  subsidiary  ("QRS") and owns
the  Company's  share  of  the  limited  partner   interests  in  the  Operating
Partnership.  For financing purposes, the Company has formed a limited liability company  (the "LLC") and a  partnership  (the  "Financing  Partnership"),  which
beneficially   own  certain   apartment   communities   encumbered  by  mortgage
indebtedness.  The  LLC is  wholly  owned  by  the  Operating  Partnership.  The
Financing  Partnership is owned 99.9% by the Operating  Partnership  and 0.1% by the QRS.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)
-------------------------------------------------------

During the second quarter of 2006, there were 3.0 million shares of UPREIT Units converted to common stock. The Company made a $96.5 million adjustment to record the fair market value of the conversion. This conversion resulted in the Company recording  a step-up  in basis of the  carrying  values of land,  buildings  and intangibles in accordance with SFAS 141.

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

Recent Accounting Pronouncements

In  June  2006,   the   Financial   Accounting   Standards   Board  issued  FASB
Interpretation  No. 48,  Accounting for  Uncertainty in Income Taxes ("FIN 48").
FIN 48 addresses  the  recognition  and  measurement  of assets and  liabilities associated with tax positions taken or expected to be taken in a tax return. The
Company is reviewing its current tax  positions for any potential  uncertain tax positions that would qualify under FIN 48. Based on its preliminary  review, the
Company  does not  anticipate  that the  adoption of FIN 48 in January 2007 will have a  material  impact on the  Company's  financial  position  or  results  of operations.

3.   Stock Benefit Plan
-----------------------

The  Company's  1994 Stock  Benefit  Plan (the "1994  Plan") was  adopted by the
Company at the time of its initial  public  offering.  On February 1, 2000,  the
Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the
"2000 Plan").  On May 6, 2003,  the Company  adopted the 2003 Stock Benefit Plan and on May 6, 2005,  the  shareholders  approved the Amended and  Restated  2003
Stock Benefit Plan (the "2003 Plan"). No additional options will be issued under the 1994 Plan and the 2000 Plan.  Participants  in each of the above  referenced plans (the "Option Plans") include  officers,  non-employee  directors,  and key employees  of the  Company.  The 1994 Plan  provided  for the  issuance of up to
1,596,000  options to officers and employees and 154,000 options to non-employee directors.  The 2000 Plan limits the number of shares issuable under the plan to
2,755,000,   of  which  205,000  were  to  be  available  for  issuance  to  the non-employee directors. The 2003 Plan limits the number of shares issuable under the plan to 2,859,475,  of which 249,475 are to be available for issuance to the non-employee directors.  Under the 1994 Plan, 1,542,381 shares have been granted to employees  and 153,654  shares have been granted to  non-employee  directors.
Awards  for  2,451,922  shares  have been  granted to  employees  and awards for
166,460 shares have been granted to non-employee  directors under the 2000 Plan.
Under the 2003 Plan and as of June 30,  2006,  2,260,226  awards for shares have been  issued to  employees  and  204,475  awards for shares  have been issued to non-employee  directors  and 639,874 and 45,000  common shares are available for future  grant of awards  under  the 2003 Plan for  officers  and  employees  and non-employee  directors,  respectively.  Options  granted under the Option Plans vest 20% for each year of service  until 100%  vested on the fifth  anniversary, except that options issued to certain officers  (276,000) and all of the options issued to  non-employee  directors  under  the 1994  Plan and 2000  Plan  vested immediately  upon grant.  The exercise  price per share for stock options issued under all of the Option Plans may not be less than 100% of the fair market value of a share of common  stock on the date the stock  option  is  granted.  Options granted to  non-employee  directors under the 1994 Plan and the 2000 Plan expire after five  years from the date of grant.  All other  options  expire  after ten years from the date of grant. The Option Plans allow

                             HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Stock Benefit Plan (continued)
-----------------------------------

for the grant of options, stock appreciation rights and restricted stock awards.
No stock appreciation rights have been granted.

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

Generally,  the  approach in SFAS 123R is similar to the  approach  described in
SFAS 148. The Company uses the Black-Scholes  formula to estimate the fair value of stock options granted to employees for both SFAS 123R and SFAS 148. SFAS 123R and SFAS 148 require the estimation of forfeitures when recognizing compensation expense and that this  estimate of  forfeitures  be adjusted  over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated  forfeitures are recognized through a cumulative catch-up  adjustment, which is  recognized  in the  period of change and which  impacts  the amount of unamortized compensation expense to be recognized in future periods. For options granted prior to January 1, 2006,  the Company uses the nominal  vesting  period approach.  For option  grants  after  January 1, 2006,  the Company  applies the non-substantive  vesting  period  approach  which  resulted  in $677  additional compensation  costs for retirement  eligible  employees and directors than would have been  recognized  under SFAS 148. As a result of the adoption of SFAS 123R, the Company began capitalizing  stock-based compensation costs as a component of employee  compensation  that is  capitalized as part of  self-constructed  fixed assets.  The Company  applied the modified  prospective  application in adopting
SFAS  123R.  The  adoption  of SFAS 123R did not have a  material  impact on the
Company's results of operations, financial position or liquidity.

A summary of stock options activity for the six months ended June 30, 2006 is as follows:

                                                                           Weighted
                                                             Weighted       Average
                                                              Average     Remaining   Aggregate
                                           Number of   Exercise Price   Contractual   Intrinsic
                                             Options       Per Option          Term       Value
                                             -------       ----------          ----       -----

Options outstanding at December 31, 2005   2,662,581           $36.18

Granted                                      550,530            51.06
Exercised                                   (401,838)           33.28
Cancelled                                   (103,618)           40.29
                                           ---------          -------

Options outstanding at June 30, 2006       2,707,655          $ 39.48           7.6    $ 43,404
                                           =========          =======           ===    ========
Options exercisable at June 30, 2006         901,017          $ 34.14           6.1    $ 19,255
                                           =========          =======           ===    ========

The total cash  received  from the  exercise  of options  was $13,373 and $4,394 during the six months ended June 30, 2006 and 2005. The total intrinsic value of options  exercised  was $6,693 and $1,595  during the six months  ended June 30,
2006 and  2005.  As of June 30,  2006,  there was  $3,831 of total  unrecognized compensation cost related to non-vested  share-based  compensation  arrangements granted  under the stock option  plans;  that cost is expected to be  recognized over a weighted-average period of 2.29 years.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Stock Benefit Plan (continued)
-----------------------------------

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions  for the three and six month periods ended June 30, 2006 and 2005 as follows:

                                                              Three Months                       Six Months
                                                              ------------                       ----------
Assumption                                               2006            2005              2006            2005
----------                                               ----            ----              ----            ----

Expected dividend yields                                6.24%           6.55%             6.24%           6.55%

Expected volatility                                    19.15%          18.76%            19.15%          18.76%

Expected  lives of the  options  with a lifetime
of ten years                                         7.5 Years      7.5 Years         7.5 Years       7.5 Years

Expected  lives of the  options  with a lifetime
of five years                                        5.0 Years      5.0 Years         5.0 Years       5.0 Years

Risk free interest rate                                  5.09%          4.10%             5.09%           4.10%

Our  computation  of expected  dividend  yield is computed  using an anticipated increase of the  dividend by  approximately  2% to 5% a year based on the annual dividend  exercised each year over the  Black-Scholes  stock value. The expected volatility is based on the historical volatility of our stock over a time period from the initial public  offering and ending on the grant date. Our  computation of expected  life was  determined  based upon  historical  experience of similar awards, giving consideration to the contractual terms of the share-based awards.
The  risk-free  interest  rates are based on the U.S.  Treasury  yield  curve in effect  at the time of grant  plus 105 and 115 basis  points  for 2006 and 2005, respectively.

The Company recognized stock compensation costs related to its outstanding stock options of $673 and $284 for the three  months  ended June 30, 2006 and 2005 and
$889 and $455 for the six months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006 and 2005,  the Company  granted 60,566 and  57,375  shares  of  restricted  stock  to  both  employees  and  directors, respectively. The directors' grants included above for the six months ended June
30,  2006 and 2005 were 9,000 and  7,875,  respectively.  All of the  directors'
shares vest 100% on the fifth  anniversary of the date of the grant.  All of the
51,566 and 49,500  shares of restricted  stock  granted to key employees  during
2006 and 2005 vest 25% on each anniversary of the date of the grant for a period of four years.  The  restricted  shares were  granted  during 2006 and 2005 at a weighted average price of $50.81 and $41.47,  respectively.  Total  compensation cost  recorded  for the six month  periods  ended June 30, 2006 and 2005 for the restricted  shares was  $1,282  and $801,  respectively.  The  restricted  stock outstanding at June 30, 2006 and 2005 was 295,679 and 306,771, respectively.

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

The reconciliation of the basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 follows:

                                                                Three Months                   Six Months
                                                                ------------                   ----------
                                                              2006          2005           2006           2005
                                                              ----          ----           ----           ----
Income from continuing operations                         $  9,507      $  8,707      $  12,586      $  12,383
Less: Preferred dividends                                   (1,350)       (1,681)        (2,700)        (3,579)
                                                        ----------    ----------     ----------     ----------
Basic and Diluted - Income from continuing
  operations applicable to common shareholders               8,157         7,026          9,886          8,804
Discontinued operations                                      2,846         1,012          5,255         (2,636)
                                                        ----------    ----------     ----------     ----------
Net income available to common shareholders              $  11,003      $  8,038      $  15,141       $  6,168
                                                        ==========    ==========     ==========     ==========

Basic weighted average number of shares outstanding     32,936,880    31,843,551     32,101,587     31,831,604
Effect of dilutive stock options                           598,898       367,606        556,685        349,365
Effect of phantom and restricted shares                     62,947        67,958         63,902         71,307
                                                        ----------    ----------     ----------     ----------
Diluted weighted average number of shares
  outstanding                                           33,598,725    32,279,115     32,722,174     32,252,276
                                                        ==========    ==========     ==========     ==========

Basic earnings per share data:
   Income from continuing operations                      $   0.24      $   0.22       $   0.31       $   0.27
   Discontinued operations                                $   0.09          0.03           0.16          (0.08)
                                                          --------      --------       --------       --------
Net income available to common shareholders               $   0.33      $   0.25       $   0.47       $   0.19
                                                          ========      ========       ========       ========

Diluted earnings per share data:
   Income from continuing operations                      $   0.24      $   0.22       $   0.30       $   0.27
   Discontinued operations                                $   0.09          0.03           0.16          (0.08)
                                                          --------      --------       --------       --------
Net income available to common shareholders               $   0.33      $   0.25       $   0.46       $   0.19
                                                          ========      ========       ========       ========

For the three and six month  periods  ended June 30, 2006 and 2005,  unexercised stock options to purchase  531,930 and 547,000  shares of the  Company's  common stock were excluded in the  computation of diluted EPS as the options'  exercise prices were greater than the average market price of the Company's  stock during each period, respectively.

For the three and six month periods ended June 30, 2005 the 833,333 common stock equivalents  on an  as-converted  basis of the Series D  Convertible  Cumulative
Preferred  Stock  have  an  antidilutive  effect  and are  not  included  in the computation of diluted EPS. On May 26, 2005, the Series D Convertible Cumulative
Preferred  Stock was converted and the common shares issued upon such conversion were included in  outstanding  common shares from the date of  conversion.

                             HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.   Other Income
-----------------

Other  income for the three and six month  periods  ended June 30, 2006 and 2005 primarily reflects management and other real estate service fees.

6.   Variable Interest Entities
-------------------------------

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
The effect on the consolidated  balance sheet as of June 30, 2006 is an increase in "Total assets" of $20,422, an increase in "Total liabilities" of $17,965, and an increase in "Minority  interest" of $2,457. Of the $17,965 increase in "Total liabilities," $16,878 represents non-recourse mortgage debt.

Effective  June 30, 2005, the Company was under contract or letter of intent for the sale of three  VIEs.  The  Company  performed  a  valuation  analysis on the underlying investment of one VIE, and as a result, recorded an impairment charge of $400 for the six month  period  ended  June 30,  2005 to adjust  the net book value of the Company's  investment in the property to the Company's  estimate of fair market value. This VIE was no longer held for sale as of December 31, 2005, and is included in the consolidated results of operations for both the three and six month periods ended June 30, 2006 and 2005. The other two VIEs were disposed of through a transfer of deed in lieu of  foreclosure  in  September  2005.  The
Company had repurchased the limited  partner's  interests in satisfaction of any tax credit guarantees or other obligations to that partner in January,  2005 for
$5,700.  In connection  with the Company's  decision to dispose of the property, the Company performed a valuation analysis on the underlying real estate, and as a result,  recorded a $7,325  impairment of real estate during the first quarter of 2005 to adjust the net book value of the property to the  Company's  estimate of fair market value.  The mortgage note was sold in March,  2005.  Finally,  on
September,  30, 2005, the deed was transferred to the mortgage holder in lieu of foreclosure resulting in a gain on sale of real estate of $7,686.

7.   Line of Credit
-------------------

As of June 30, 2006, the Company had an unsecured line of credit  agreement with
M&T  Bank of $140  million  which  expires  September  1,  2008.  The  Company's outstanding  balance as of June 30, 2006, was $47 million.  Borrowings under the line of credit bear interest at .75% over the one-month LIBOR rate.

On June 7, 2006,  the Company  signed a  supplemental  demand note with M&T Bank which expired on July 31, 2006. The note had a maximum  principal  amount of $40 million.  Borrowings on the note bore interest at 0.95% over the one-month LIBOR rate.  The demand note was entered into to fund the Company's  stock  repurchase program.  There  was  no  balance  outstanding  as  of  June  30,  2006  on  the supplemental demand note.

Accordingly,  increases in interest  rates will increase the Company's  interest expense and as a result  will affect the  Company's  results of  operations  and financial condition.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Segment Reporting
----------------------

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

Core properties consist of all apartment  communities which have been owned more
than  one  full  calendar  year.   Therefore,   the  Core  properties  represent
communities  owned  as of  January  1,  2005.  Non-core  properties  consist  of apartment  communities  acquired  during  2005 and  2006,  such  that  full year comparable operating results are not available.  In addition, Core properties do not include assets held for sale as of December 31, 2005.

The  Company  assesses  and  measures  segment  operating  results  based  on  a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses.

The accounting policies of the segments are the same as those described in Notes
1 and 2 of the Company's Form 10-K for the year ended December 31, 2005.

The  revenues,  net  operating  income  and  assets  for each of the  reportable segments are  summarized  as follows for the three and six months ended June 30,
2006 and 2005 as follows:

                                                                   Three Months                 Six Months
                                                                   ------------                 ----------
                                                                2006          2005           2006          2005
                                                                ----          ----           ----          ----
Revenues
Apartments owned
    Core properties                                        $ 111,737     $ 105,970      $ 221,575     $ 209,583
    Non-core properties                                        9,587         2,452         18,557         4,238
Reconciling items                                                623           512          1,231         1,168
                                                           ---------     ---------      ---------     ---------
Total revenues                                             $ 121,947     $ 108,934      $ 241,363     $ 214,989
                                                           =========     =========      =========     =========
Net operating income
Apartments owned
    Core properties                                        $  66,169     $  59,754      $ 122,426     $ 113,345
    Non-core properties                                        5,758         1,075         10,174         1,657
Reconciling items                                                623           512          1,231         1,168
                                                           ---------     ---------      ---------     ---------
Combined segment net operating income                         72,550        61,341        133,831       116,170
General & administrative expenses                             (6,057)       (4,144)       (11,096)       (9,549)
Interest expense                                             (27,717)      (23,445)       (54,912)      (46,646)
Depreciation and amortization                                (25,591)      (21,551)       (50,637)      (42,819)
Impairment of assets held as General Partner                       -             -              -          (400)
Minority interest in operating partnership                    (3,678)       (3,494)        (4,600)       (4,373)
                                                           ---------     ---------      ---------     ---------
Income from continuing operations                           $  9,507      $  8,707      $  12,586     $  12,383
                                                           =========     =========      =========     =========
Assets - As of June 30, 2006 and December 31, 2005
Apartments owned
    Core properties                                       $2,411,994    $2,082,413
    Held for sale properties                                       -       219,776
    Non-core properties                                      375,224       582,362
Reconciling items                                            126,705        93,319
                                                          ----------    ----------
Total Assets                                              $2,913,923    $2,977,870
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

The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt. As of June 30, 2006,  the  aggregate  fair value of the
Company's  interest  rate swaps was $357  prior to the  allocation  of  minority interest and is included in the consolidated  balance sheets.  For the three and six month periods  ending June 30, 2006 and 2005,  as the critical  terms of the interest  rate swaps and the hedged items are the same, no  ineffectiveness  was recorded in the  consolidated  statements of  operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness.  The fair value of the interest  rate swaps is based upon the estimate of amounts the
Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

10.  Acquisitions
-----------------

On May 31, 2006,  the Company  purchased a 172 unit  apartment  community  for a total  purchase  price  of  $17.9  million.  The  transaction  consisted  of the assumption  of a $6.3  million  mortgage  at 6.99%,  maturing on January 1, 2029
(fair  market  value of $6.6  million).  The  balance  was  funded  through  the
Company's  line of credit.  On June 6, 2006,  the  Company  purchased a 107 unit apartment  community for a total purchase price of $14.9 million.  Consideration included the assumption of a $6.2 million mortgage at an interest rate of 6.79%, maturing on November 1, 2012 (fair market value of $6.5 million). The balance as funded through the Company's line of credit.

11.  Disposition of Property and Discontinued Operations
--------------------------------------------------------

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

On April 5, 2006, the Company sold two apartment  communities with a total of 92 units,  located in the New Jersey  region  for $9.2  million.  A gain on sale of approximately $4.5 million (before allocation of minority interest) was recorded in the second quarter of 2006. On June 29, 2006, the Company  completed the sale of its entire  Detroit  portfolio.  The  portfolio  consisted  of 19  properties containing  5,046 units and was sold for a total  consideration of $230 million.
The loss on sale amounted to $1.1 million and was recorded in the second quarter
2006.

Included in discontinued  operations for the three and six months ended June 30,
2006 and 2005 are the operating results, net of minority interest, of twenty-one apartment communities sold during the three months ended June 30, 2006.

Included in discontinued  operations for the three and six months ended June 30,
2005 are the operating  results,  net of minority  interest,  of four  apartment community dispositions (all sold in 2005) and four VIE dispositions (all sold in
2005).

For  purposes of the  discontinued  operations  presentation,  the Company  only
includes  interest  expense  and  losses  from  early   extinguishment  of  debt
associated with specific mortgage indebtedness of the properties that are sold.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Disposition of Property and Discontinued Operations (continued)
--------------------------------------------------------------------

The operating  results of  discontinued  operations are summarized for the three and six months ended June 30, 2006 and 2005 as follows:

                                                                         Three Months                 Six Months
                                                                         ------------                 ----------
                                                                       2006          2005          2006          2005
                                                                       ----          ----          ----          ----
Revenues:
   Rental Income                                                    $ 9,932       $14,008       $20,368       $28,282
   Property other income                                                501           750         1,304         1,424
                                                                    -------       -------       -------       -------
     Total revenues                                                  10,433        14,758        21,672        29,706
                                                                    -------       -------       -------       -------
   Operating and maintenance                                          5,483         8,150        11,705        16,509
   Interest expense                                                   4,247         2,007         5,533         3,770
   Depreciation and amortization                                          -         2,969            37         5,897
   Impairment of real property                                            -             -             -         7,325
                                                                    -------       -------       -------       -------
     Total expenses                                                   9,730        13,126        17,275        33,501
                                                                    -------       -------       -------       -------
Income (loss) from  discontinued  operations  before minority
  interest and gain (loss) on disposition of property                   703         1,632         4,397        (3,795)
Minority interest in limited partnerships                                 -             -             -           (23)
Minority interest in operating partnerships                            (218)         (543)       (1,503)        1,259
                                                                    -------       -------       -------       -------
Income (loss) from discontinued operations                           $  485       $ 1,089       $ 2,894      $ (2,559)
                                                                    =======       =======       =======       =======

The major  classes of assets and  liabilities  held for sale as of  December 31,
2005 were as follows:

                                                                                            2005
                                                                                            ----
Real estate:
    Land                                                                               $  27,820
    Buildings, improvements and equipment                                                246,181
                                                                                        --------
                                                                                         274,001
    Less:  accumulated depreciation                                                      (54,225)
                                                                                        --------
        Real estate held for sale, net                                                   219,776
                                                                                        --------
Other assets:

    Cash in escrows                                                                          348

    Accounts receivable                                                                      650
    Prepaid expenses                                                                       2,951
                                                                                        --------
        Other assets held for sale                                                         3,949
                                                                                        --------
Liabilities:
    Mortgage notes payable                                                                73,603

    Accrued expenses and other liabilities                                                   431
    Security deposits                                                                      1,233
                                                                                        --------
        Liabilities held for sale                                                         75,267
                                                                                        --------
        Net assets held for sale                                                        $148,458
                                                                                        ========

12.  Commitments and Contingencies
----------------------------------

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

                             HOME PROPERTIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  Commitments and Contingencies (continued)
----------------------------------------------

In  connection  with  various  UPREIT  transactions,  the  Company has agreed to maintain  certain  levels  of  nonrecourse  debt for a  period  of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed  properties (45% by number of apartment units of the owned  portfolio) for a period of 5 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.

Guarantees

As of June 30, 2006, the Company, through its general partnership interest in an affordable property limited  partnership,  has guaranteed low income housing tax credits to  limited  partners  for a  remaining  period of nine  years  totaling approximately  $3,000.  As of June 30, 2006, there were no known conditions that would make such payments  necessary  relating to these guarantees.  In addition, the  Company,  acting as general  partner in this  partnership,  is obligated to advance funds to meet partnership operating deficits.

13.  Related Party Transactions
-------------------------------

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division  to Home  Leasing LLC ("Home  Leasing"),  which is owned by
Nelson and Norman  Leenhouts.  This division managed  approximately  2.2 million square feet of gross leasable area, as well as certain planned communities.  The initial  amount paid was $82. In addition,  the Company is entitled to receive a percentage of the management fee received by Home Leasing in connection with the management  of one of the  commercial  properties  for a period not to exceed 36 months.  The expected  monthly fee as outlined in the contract is  approximately
$3.4 or $40 per year. If Home Leasing continues to manage the property for three years,  the Company is expected to receive total  additional  deferred  purchase price of $135.  Additional  deferred purchase price of $24 was recognized during the six months ended June 30, 2006. The cumulative  gain  recognized on the sale of these assets through June 30, 2006 amounted to $88. If the management of this property is retained for the entire  three years the Company  expects to receive an additional $16 for the period July 1, 2006 through  January 1, 2007. The gain on sale would then be approximately $104.

14.  Subsequent Events
----------------------

On August 1, 2006, the Board of Directors  approved a dividend of $.64 per share on its common stock for the quarter ended June 30, 2006.  This is the equivalent of an annual distribution of $2.56 per share. The dividend is payable August 25,
2006 to shareholders of record on August 15, 2006.

On August 1, 2006,  the Company also  declared a regular  dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  August 31,  2006.  The  dividend on the  preferred  shares is payable on
August 31, 2006 to  shareholders  of record on August 15, 2006. This dividend is equivalent to an annualized rate of $2.25 per share.

On August 1, 2006, the Company finalized its decision and the Board of Directors approved the marketing for sale of the Upstate New York property portfolio.  The portfolio  consists of  eighteen  communities  with 4,567  units in total;  four properties and 1,644 apartment  units in Buffalo,  NY, nine properties and 1,680 apartment  units in Rochester,  NY and five properties and 1,243 apartment units in Syracuse,  NY. The Company  anticipates the sales of the three  portfolios to close in the fourth quarter of 2006 and the first quarter of 2007.

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

Cash provided by operating  activities was $82,732 and $64,004 for the six-month period ended June 30, 2006 and 2005,  respectively.  Cash  provided by (used in)
investing  activities was $122,773 and ($61,787) for the six-month  period ended
June 30, 2006 and 2005,  respectively.  Cash used in  financing  activities  was
$203,716  and $69 for the  six-month  period  ended  June  30,  2006  and  2005, respectively.

As of June 30, 2006, the Company has an unsecured line of credit  agreement with
M&T  Bank of $140  million  which  expires  September  1,  2008.  The  Company's outstanding  balance as of June 30, 2006, was $47 million.  Borrowings under the line of credit bear interest at .75% over the one-month LIBOR rate. Accordingly, increases in interest rates will increase the Company's  interest expense and as a  result  will  affect  the  Company's  results  of  operations  and  financial condition.

On June 7, 2006,  the Company  signed a  supplemental  demand note with M&T Bank which expired on July 31, 2006. The note has a maximum  principal  amount of $40 million.  Borrowings on the note bore interest at 0.95% over the one-month LIBOR rate.  The demand note was entered into to fund the Company's  stock  repurchase program.  There  was  no  balance  outstanding  as  of  June  30,  2006  on  the supplemental demand note.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its credit facility,  it intends to satisfy such requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of UPREIT Units, proceeds  from the  Dividend  Reinvestment  Plan  ("DRIP"),  or the  issuance of additional  equity  securities.  As of June  30,  2006,  the  Company  owned  22 properties with 4,460 apartment units, which were unencumbered by debt.

A  significant  source of  liquidity  in 2006 is expected to be from the sale of properties.  Management has included in its operating plan that the Company will strategically  dispose of assets in 2006.  The Company has sold $238  million to date. In August 2006, the Company  announced  their  intention to  strategically dispose of its Upstate New York portfolio.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at June 30, 2006 was $144.4 million.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital for the Company.  During 2005,  the Company  issued $55,600 of UPREIT
Units as consideration for three acquired properties. During 2006, there were no
UPREIT Units issued as consideration for the 2006 acquisitions.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. In addition, in the fourth quarter of 2004, the Company began meeting share demand in the program  through share  repurchase by the transfer agent in the open market on the Company's  behalf instead of new share issuance.  This removes essentially 100% of the dilution caused by issuing new shares at a price less than the net asset value in an economic and efficient manner.  During the first six months of 2006, the Company's  additional  capital raised under the DRIP netted to zero after taking into account share repurchases used in lieu of new stock issuance.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under  which the  Company may  repurchase  shares of its common  stock or UPREIT
Units.  The  shares/units  may be  repurchased  through open market or privately negotiated  transactions  at the discretion of Company  management.  The Board's action  did not  establish  a target  stock  price or a specific  timetable  for repurchase.  During the six months  ended June 30, 2006,  1,680,521  shares were repurchased by the Company.  At June 30, 2006, the Company had  authorization to repurchase an additional  1,539,674 shares. The Company will continue to monitor stock prices,  the published net asset value,  and  acquisition  alternatives to determine the current best use of capital  between the two major uses of capital
- stock buyback and acquisitions.

As of June 30, 2006,  the weighted  average rate of interest on mortgage debt is
5.8%  and  the  weighted  average   maturity  is   approximately   seven  years.
Approximately  96% of the debt bears  interest at a fixed rate.  This limits the exposure  to  changes in  interest  rates,  minimizing  the effect on results of operations and financial condition.

Variable Interest Entities

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated Financial Statements. The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE").

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit guarantee to its limited partner.  The Company is responsible to fund operating  deficits  to the  extent  there  are any and  can  receive  operating incentive  awards  when cash  flows  reach  certain  levels.  The  effect on the consolidated  balance sheet as of June 30, 2006 is an increase in "Total assets"
of $20,422,  an increase in "Total  liabilities" of $17,965,  and an increase in
"Minority  interest" of $2,457.  Of the $17,965  increase in total  liabilities,
$16,878 represents non-recourse mortgage debt.

Effective  June 30, 2005, the Company was under contract or letter of intent for the sale of three  VIEs.  The  Company  performed  a  valuation  analysis on the underlying investment of one VIE, and as a result, recorded an impairment charge of $400 for the six month  period  ended  June 30,  2005 to adjust  the net book value of the Company's investment in the property to the estimate of fair market value.  This VIE was no longer considered held for sale as of December 31, 2005, and is included in the consolidated results of operations for both the three and six month periods ending June 30, 2006 and 2005.

In addition,  the two other VIEs were  disposed of in the third  quarter of 2005 through a transfer of deed in lieu of  foreclosure.  The Company had repurchased the limited partner's  interests in satisfaction of any tax credit guarantees or other  obligations  to that partner in January,  2005 for $5,700.  In connection with the Company's decision to dispose of the property,  the Company performed a valuation  analysis on the underlying real estate,  and as a result,  recorded a
$7,325  impairment of real estate during the first quarter of 2005 to adjust the net book value of the property to the  Company's  estimate of fair market value.
The mortgage note was sold in March, 2005. Finally, on September,  30, 2005, the deed was transferred to the mortgage holder in lieu of foreclosure  resulting in a gain on sale of real estate of $7,686.

The Company,  through its general partnership interest in an affordable property limited  partnership,  has  guaranteed the low income housing tax credits to the limited  partners for a remaining  period of nine years  totaling  approximately
$3,000.  Such  guarantee  requires  the  Company  to  operate  the  property  in compliance  with  Internal  Revenue Code  Section 42 for 15 years.  In addition, acting as the general partner in this  partnership,  the Company is obligated to advance funds to meet partnership  operating deficits.  The Company believes the property's operations conform to the applicable requirements as set forth above.

Acquisitions and Dispositions

On May 31, 2006,  the Company  purchased a 172 unit  apartment  community  for a total  purchase  price  of  $17.9  million.  The  transaction  consisted  of the assumption  of a $6.3  million  mortgage  at 6.99%,  maturing on January 1, 2029
(fair  market  value of $6.6  million).  The  balance  was  funded  through  the
Company's line of credit.

On June 6, 2006,  the Company  purchased a 107 unit  apartment  community  for a total purchase price of $14.9 million.  Consideration included the assumption of a $6.2 million  mortgage at an interest  rate of 6.79%,  maturing on November 1,
2012 (fair  market  value of $6.5  million).  The balance as funded  through the
Company's line of credit.

On April 5, 2006, the Company sold two apartment  communities with a total of 92 units,  located in the New Jersey  region  for $9.2  million.  A gain on sale of approximately $4.5 million (before allocation of minority interest) was recorded in the second  quarter of 2006. The weighted  average first year  capitalization rate projected on these dispositions is 3.95%.

On  June  29,  2006,  the  Company  completed  the  sale of its  entire  Detroit portfolio.  The portfolio consisted of 19 properties  containing 5,046 units and was sold for a total consideration of $230 million. The loss on sale amounted to
$1.1 million and was recorded in the second quarter 2006.  The weighted  average first year capitalization rate projected on these dispositions is 8.30%.

Contractual Obligations and Other Commitments

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September  2008  and had $47  million  outstanding  at June 30,  2006.  The $1.8 billion in mortgage notes payable have varying  maturities  ranging from 1 to 36 years.  The weighted average interest rate of the Company's fixed rate notes was
5.81%  and 5.95% at June 30,  2006 and  December  31,  2005,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit
facility  was  5.67%  and  4.82%  at  June  30,  2006  and  December 31,   2005,
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

As discussed in the section entitled "Variable Interest  Entities," the Company, through  its general  partnership  interest in an  affordable  property  limited partnership,  has guaranteed low income housing tax credits to limited  partners totaling  approximately  $3 million.  With  respect to the  guarantee of the low income  housing tax  credits,  the Company  believes the  property's  operations conform to the  applicable  requirements  and does not anticipate any payment on the guarantees.  In  addition,  the Company,  acting as general  partner in this partnership,  is  obligated  to  advance  funds  to meet  partnership  operating deficits.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring  capital  expenditures.  During the three and six month  periods ended
June  30,  2006 and  2005,  approximately  $131  per  unit  and  $263 per  unit, respectively,  was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital improvements,  (including assets held for sale) incurred by major  categories for the three and six month periods ended June 30, 2006 and 2005 and an estimate of the  breakdown of total  capital improvements by major categories  between recurring and  non-recurring,  revenue generating  capital  improvements  for the three and six month period ended June
30, 2006 as follows:

                                                                      For the three-month period ended June 30,
                                                                           (in thousands, except per unit data)

                                                               2006                                                2005
                           -------------------------------------------------------------------------------------------------------
                                                             Non-                     Total                       Total
                               Recurring       Per      Recurring       Per         Capital       Per           Capital       Per
                                  Cap Ex   Unit(a)         Cap Ex   Unit(a)    Improvements   Unit(a)      Improvements   Unit(a)
                                  ------   -------         ------   -------    ------------   -------      ------------   -------
New Buildings                     $    -      $  -         $  113      $  3         $   113      $  3            $  981      $ 27
Major building improvements          872        23          4,160       108           5,032       131             4,471       123
Roof replacements                    316         8            425        11             741        19               958        26
Site improvements                    316         8          2,371        62           2,687        70             1,987        55
Apartment upgrades                   633        16          3,012        79           3,645        95             4,585       126
Appliances                           537        14            422        11             959        25               971        27
Carpeting/Flooring                 1,639        43            715        18           2,354        61             2,345        64
HVAC/Mechanicals                     489        13          1,764        46           2,253        59             2,420        67
Miscellaneous                        230         6            656        17             886        23               913        25
                                  ------      ----        -------      ----         -------      ----           -------      ----
Totals                            $5,032      $131        $13,638      $355         $18,670      $486           $19,631      $540
                                  ======      ====        =======      ====         =======      ====           =======      ====

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  35,820  core  units,  2005  acquisition  units of 2,430 and 2006 acquisition units of 89 for the three-month  period ended June 30, 2006 and
     35,820  core units and 2005  acquisition  units of 550 for the  three-month period ended June 30, 2005.

                                                                                For the six-month period ended June 30,
                                                                                   (in thousands, except per unit data)

                                                               2006                                                2005
                           ----------------------------------------------------------------------------------------------------
                                                           Non-                       Total                       Total
                               Recurring       Per      Recurring       Per         Capital       Per           Capital       Per
                                  Cap Ex   Unit(a)         Cap Ex   Unit(a)    Improvements   Unit(a)      Improvements   Unit(a)
                                  ------   -------         ------   -------    ------------   -------      ------------   -------
New Buildings                     $    -      $  -        $ 1,536      $ 40         $ 1,536      $ 40           $ 2,304     $  64
Major building improvements        1,742        45          7,652       200           9,394       245             6,417       177
Roof replacements                    632        17            895        23           1,527        40             1,922        53
Site improvements                    632        17          3,048        80           3,680        97             2,604        72
Apartment upgrades                 1,264        33          6,382       167           7,646       200             8,930       246
Appliances                         1,072        28            879        23           1,951        51             1,799        50
Carpeting/Flooring                 3,274        85          1,308        34           4,582       119             4,263       118
HVAC/Mechanicals                     977        26          4,337       113           5,314       139             4,476       124
Miscellaneous                        460        12          1,284        34           1,744        46             1,814        50
                                 -------      ----        -------      ----         -------      ----           -------      ----
Totals                           $10,053      $263        $27,321      $714         $37,374      $977           $34,529      $954
                                 =======      ====        =======      ====         =======      ====           =======      ====

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  35,820  core  units,  2005  acquisition  units of 2,430 and 2006 acquisition  units of 45 for the  six-month  period ended June 30, 2006 and
     35,820  core  units  and 2005  acquisition  units of 422 for the  six-month period ended June 30, 2005.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                                                       For the three-month period ended June 30,
                                                                            (in thousands, except per unit data)

                                                               2006                                                2005
                                ----------------------------------------------------------------------------------------------
                                                                Non-                    Total                    Total
                                    Recurring       Per    Recurring      Per         Capital       Per        Capital        Per
                                       Cap Ex      Unit       Cap Ex     Unit    Improvements      Unit   Improvements       Unit
                                       ------      ----       ------     ----    ------------      ----   ------------       ----
Core Communities                      $ 4,702      $131     $ 11,814     $330        $ 16,516      $461       $ 19,278      $ 538

2006 Acquisition Communities               12       131           73      820              85       951              -          -
2005 Acquisition Communities              318       131        1,751      721           2,069       852            353        642
                                     --------      ----     --------    -----        --------       ----      --------    -----
Sub-total                               5,032       131       13,638      355          18,670       486         19,631        540
2006 Disposed Communities                 647       131          873      177           1,520       308          1,559        303

2005 Disposed Communities                   -         -            -        -               -         -          1,184      1,451
Corporate office expenditures(1)                      -            -        -             893         -            213          -
                                     --------      ----     --------    -----        --------       ----      --------    -----
                                      $ 5,679      $131     $ 14,511      $335       $ 21,083      $466       $ 22,587      $ 529
                                      =======      ====     ========      ====       ========      ====       ========      =====
Totals

                                                                         For the six-month period ended June 30,
                                                                            (in thousands, except per unit data)

                                                               2006                                                2005
                                -----------------------------------------------------------------------------------------------------------
                                                                Non-                    Total                   Total
                                    Recurring       Per    Recurring      Per         Capital       Per       Capital       Per
                                       Cap Ex      Unit       Cap Ex     Unit    Improvements      Unit   Improvements     Unit
                                       ------      ----       ------     ----    ------------      ----   ------------     ----
Core Communities                     $  9,403      $263     $ 24,004    $ 670        $ 33,407     $ 933       $ 34,049    $ 951

2006 Acquisition Communities               12       263           73    1,622              85     1,885              -        -
2005 Acquisition Communities              638       263        3,244    1,335           3,882     1,598            480    1,137
                                     --------      ----     --------    -----        --------       ----      --------    -----
Sub-total                              10,053       263       27,321      714          37,374       977         34,529      954
2006 Disposed Communities               1,325       263        1,876      372           3,201       635          2,411      469

2005 Disposed Communities                   -         -            -        -               -         -          2,102    2,576

Corporate office expenditures(1)            -         -_           -        -           1,964         -            501        -
                                     --------      ----     --------    -----        --------       ----      --------    -----
                                     $ 11,378      $263     $ 29,197    $ 674        $ 42,539       $937      $ 39,543    $ 925
                                     ========      ====     ========    =====        ========       ====      ========    =====
Totals

(1)  No distinction is made between recurring and non-recurring expenditures for
     corporate  office.   Corporate  office  expenditures  includes  principally
     computer hardware, software and office furniture and fixtures.

Results of Operations

Summary of Core properties

The Company had 124  apartment  communities  with 35,820  units which were owned during the three and six month periods being presented (the "Core  Properties").
The Company has  acquired/developed  an additional eleven apartment  communities with 2,805  units  during  2006 and 2005 (the  "Acquisition  Communities").  The
Company also disposed of four  properties  with a total of 816 units during 2005
(the "2005  Disposition  Communities").  During  2006,  the Company  disposed of twenty-one  properties  with a total  of  5,138  units  (the  "2006  Disposition
Communities").  The results of these disposed properties have been classified as discontinued  operations and are not included in the table below.  The inclusion of the Acquisition  Communities  generally accounted for the significant changes in  operating  results  for the three and six  months  ended June 30,  2006.  In addition, the reported income from operations include the consolidated report of one investment  where the Company is the managing  general partner that has been determined to be a VIE.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                            Three Months                                 Six Months
                                            ------------                                 ----------
                                  2006        2005  $ Change   % Change       2006       2005   $ Change    % Change
                                  ----        ----  --------   --------       ----       ----   --------    --------

Rent                          $104,235    $100,702    $3,533       3.5%   $207,180   $199,837     $7,343        3.7%
                              ========    ========    ======       ===    ========   ========     ======        ===

Utility recovery revenue         1,840         176     1,664     945.5%      3,630        279      3,351     1201.1%

Other income                     5,662       5,092       570      11.2%     10,765      9,467      1,298       13.7%
                              --------    --------    ------       ---    --------   --------     ------        ---
Total property other income      7,502       5,268     2,234      42.4%     14,395      9,746      4,649       47.7%
                              --------    --------    ------       ---    --------   --------     ------        ---
Total revenue                  111,737     105,970     5,767       5.4%    221,575    209,583     11,992        5.7%

Operating and maintenance      (45,568)    (46,216)      648       1.4%    (99,149)   (96,238)    (2,911)      (3.0%)
                              --------    --------    ------       ---    --------   --------     ------        ---
Net operating income          $ 66,169    $ 59,754    $6,415      10.7%   $122,426   $113,345     $9,081        8.0%
                              ========    ========    ======      ====    ========   ========     ======        ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                             Three Months                                 Six Months
                                             ------------                                 ----------
                                  2006        2005  $ Change   % Change       2006       2005   $ Change    % Change
                                  ----        ----  --------   --------       ----       ----   --------    --------
Rent                          $113,358    $103,037   $10,321       10.0%  $224,996    $203,922   $21,074       10.3%
                              ========    ========   =======       ====   ========    ========   =======       ====

Utility recovery revenue         2,061         186     1,875     1008.1%     3,961         290     3,671     1265.9%

Other income                     5,905       5,199       706       13.6%    11,175       9,609     1,566       16.3%
                              --------    --------    ------       ---    --------   --------     ------        ---
Total property other income      7,966       5,385     2,581       47.9%    15,136       9,899     5,237       52.9%
                              --------    --------    ------       ---    --------   --------     ------        ---
Total revenue                  121,324     108,422    12,902       11.9%   240,132     213,821    26,311       12.3%

Operating and maintenance      (49,397)    (47,593)   (1,804)      (3.8%) (107,532)    (98,819)   (8,713)      (8.8%)
                              --------    --------    ------       ---    --------   --------     ------        ---
Net operating income           $71,927     $60,829   $11,098       18.2%  $132,600    $115,002   $17,598       15.3%
                               =======     =======   =======       ====   ========    ========   =======       ====

Net  Operating  Income  ("NOI")  may fall  within the  definition  of  "non-GAAP financial  measure" set forth in Item 10(e) of Regulation  S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why  management  believes  that  presentation  of this measure  provides useful  information  to investors.  The Company  believes that NOI is helpful to investors  as a  supplemental  measure of the  operating  performance  of a real estate company because it is a direct measure of the actual operating results of the Company's apartment properties.  In addition,  the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company also uses this measure to compare its performance to that of its peer group.

Comparison of three-months ended June 30, 2006 to the same period in 2005

Of the $10,321 increase in rental income, $6,659 is attributable to the Acquired
Communities  and $129 is  attributable to the VIE. The balance of this increase, or $3,533  which is from the Core  Properties,  was the result of an increase of
2.9% in weighted average rental rates,  plus an increase in occupancy from 93.7%
to 94.2%.  Occupancy is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage  of total  possible  rental  income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport charges,  revenue from corporate  apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $2,581. Of this increase, $366 is attributable to the Acquired Communities and $2,234 represents a 42.4% increase from the Core  Properties,  partially  offset by a $19 decrease attributable  to the  VIE.  Included  in  the  Core  increase  is  $1,664  which represents  increased  utility recovery charges compared to 2005 attributable to the Company's water & sewer and heat & electric recovery programs,  which became fully phased in during the second  quarter of 2006:  and a $570 increase in Core property other income  resulting  from increased  emphasis on charging late fees and early  termination  fees and an increase in  corporate  rentals  compared to
2005.

Other income  increased $65 due primarily to the receipt of a development fee in connection with an affordable limited partnership.

Of the  $1,804  increase  in  operating  and  maintenance  expenses,  $2,475  is attributable  to the Acquired  Communities,  partially  offset by a $23 decrease attributable to the consolidation of the VIE. The balance,  a $648 decrease,  is attributable to the Core Properties and is primarily due to increases in water &
sewer and property  insurance  expense more than offset by reductions in natural gas heating costs,  personnel costs,  advertising and real estate taxes. Water &
sewer costs were up $374 or 14% for the quarter  due to general  cost  increases being  assessed by local  municipalities;  however,  our water & sewer  recovery program, which became fully phased in during the second quarter of 2006, enables the  Company to  recapture  much of these  cost  increases  from our  residents.
Property  insurance  increased $213, or 14.5%, for the period primarily due to a general increase in our property and general liability  premiums,  and losses to date which have been projected using actuarial assumptions.  Natural gas heating costs were down $269 or 7.3% over 2005 as the 2006  quarter  experienced  milder weather  than in 2005 and the Company  realized  the  benefits  of  conservation measures  implemented  during 2006.  Personnel expenses were down $566, or 5.6%, due to favorable  experience  with workers  compensation  and health  insurance, which  resulted  in a cost  savings  year over year.  Advertising  continues  to provide positive  comparisons as we target our dollar spend in ways that produce results,  netting a $339 or 22.7%  savings  versus 2005.  Real estate taxes were down $450 or 4.1% in the current  period,  driven by successful  tax  assessment appeals resulting in refunds of $555 recognized in the current period, which was partially offset by $105 or 1% higher taxes across the portfolio.

For the upcoming  2006/2007 heating season we now have fixed contracts for 98.5%
of our natural gas usage at a weighted average cost of $9.63 per decatherm.  The cost for the 2005/2006 heating season was approximately $10.20 per decatherm.

General and  administrative  expense  increased  in 2006 by $1,913.  General and administrative  expenses as a percentage of total revenues were 4.6% for 2006 as compared to 3.4% for 2005. The recently enacted accounting rules effecting stock options and  restricted  stock,  SFAS 123R,  required  the Company to  recognize compensation costs on the second quarter 2006 grant date for retirement eligible employees and directors,  resulting in $677 expense for the quarter. The balance of the  increase is the direct  result of the  increase in  corporate  incentive compensation  bonus accrued in 2006,  plus  increases in external costs incurred for auditing,  tax and  consultation  expense and external costs associated with the implementation of a property management software system.

Interest  expense  increased  in 2006 by  $4,272  as a result  of the  increased borrowings in connection the  Acquisition  Communities  and additional  mortgage debt and refinanced mortgage debt incurred during 2006.

Depreciation and amortization  expense  increased $4,040 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

In addition, included in discontinued operations for the three-months ended June
30,  2006 and 2005 are the  operating  results,  net of  minority  interest,  of twenty-one  apartment  communities sold as of June 30, 2006. For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are sold.

Included in discontinued operations for the three-months ended June 30, 2005 are the operating  results,  net of minority interest,  of four apartment  community dispositions (all sold in 2005) and four VIE dispositions (all sold in 2005).

Included  in the $2,361 net gain on  disposition  of property  reported  for the three-months ended June 30, 2006 is the sale of two apartment communities in New
Jersey,  where the Company recorded a gain on sale of in the second quarter, net of minority interest, of approximately $3,112. This gain was partially offset by the loss on sale of 19  properties  located in southeast  Michigan in the second quarter, where the Company recorded a loss, net of minority interest, of $751.

Comparison of six-months ended June 30, 2006 to the same period in 2005

Of the  $21,074  increase  in rental  income,  $13,478  is  attributable  to the
Acquired  Communities  and $253 is  attributable to the VIE. The balance of this increase,  or $7,343  which is from the Core  Properties,  was the  result of an increase of 2.7% in weighted average rental rates, plus an increase in occupancy from 93.3% to 94.1%.  Occupancy is defined as total possible rental income,  net of vacancy and bad debt expense as a percentage of total possible rental income.
Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport charges,  revenue from corporate  apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $5,237. Of this increase, $615 is attributable to the Acquired Communities and $4,649 represents a 47.7% increase from the Core  Properties,  partially  offset by a $27 decrease attributable  to the  VIE.  Included  in  the  Core  increase  is  $3,351  which represents  increased  utility  recovery  charges  compared  to 2005 and  $1,298 increase in Core property  other income  resulting  from  increased  emphasis on charging  late fees and early  termination  fees and an  increase  in  corporate rentals compared to 2005.

Of the  $8,713  increase  in  operating  and  maintenance  expenses,  $5,346  is attributable to the Acquired  Communities,  and a $455 increase  attributable to the consolidation of the VIE. The balance, a $2,911 increase, is attributable to the Core  Properties  and is  primarily  due to increases in natural gas heating costs,  water &  sewer  and  property  insurance  expense  partially  offset  by reductions in personnel costs,  advertising,  real estate taxes and snow removal costs.  Natural gas heating costs were up $2,105 or 17.3% over 2005. The natural gas costs in the  first  quarter  of 2006 were up $2,374 or 28.0%  over the same period of 2005,  due primarily to  significant  increases in the cost of natural gas per decatherm.  In last year's first quarter we had a weighted  average cost of $6.23 per decatherm  versus this year's first quarter  average cost of $9.65.
In the second quarter of 2006 we realized a savings versus the second quarter of
2005, due to a combination of milder  weather and  conservation  measures put in place during 2006. Water & sewer costs were up $567 or 10.5% for the year due to general cost increases  being  assessed by local  municipalities;  however,  our water & sewer recovery  program,  which became fully phased in during the second quarter of 2006,  enables the Company to recapture  much of these cost increases from our residents.  Property insurance increased $948, or 32.5%, for the period primarily  due to a general  increase  in our  property  and  general  liability premiums,  and  losses  to  date  which  have  been  projected  using  actuarial assumptions.  Personnel  expenses  were down  $1,023 or 4.9%,  due to  favorable experience with workers  compensation and health insurance,  which resulted in a
cost  savings  year  over  year.   Advertising  continues  to  provide  positive
comparisons as we target our dollar spend in ways that produce results,  netting a $441 or 15.6% savings versus 2005. Real estate taxes were down $342 or 1.6% in the current  period,  driven by successful tax assessment  appeals  resulting in refunds of $555 recognized in the current period,  which was partially offset by
$213 or 1% higher taxes across the portfolio.  Snow removal costs were down $547 or 48.1%.  The first half of 2006 produced  below normal  snowfalls  compared to normal snowfall in 2005.

For the upcoming  2006/2007 heating season we now have fixed contracts for 98.5%
of our natural gas usage at a weighted average cost of $9.63 per decatherm.  The cost for the 2005/2006 heating season was approximately $10.20 per decatherm.

General and  administrative  expense  increased  in 2006 by $1,547.  General and administrative  expenses as a percentage of total revenues were 4.3% for 2006 as compared to 4.0% for 2005. The recently enacted accounting rules effecting stock options and  restricted  stock,  SFAS 123R,  required  the Company to  recognize compensation costs on the second quarter 2006 grant date for retirement eligible employees and directors,  resulting in $677 expense for the quarter. The balance of the  increase is the direct  result of the  increase in  corporate  incentive compensation  bonus accrued in 2006,  plus external  costs  associated  with the implementation of a property management  software system,  partially offset by a
$910  reduction in external costs  incurred for auditing,  tax and  consultation expense,  including  costs to  comply  with  Section  404 of  Sarbanes-Oxley.  A significant portion of the costs in 2005 related to the non-recurring first year efforts for 404 compliance.

Interest  expense  increased  in 2006 by  $8,266  as a result  of the  increased borrowings in connection the  Acquisition  Communities  and additional  mortgage debt and refinanced mortgage debt incurred during 2006.

Depreciation and amortization  expense  increased $7,818 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

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

In addition,  included in discontinued  operations for the six-months ended June
30,  2006 and 2005 are the  operating  results,  net of  minority  interest,  of twenty-one  apartment  communities sold as of June 30, 2006. For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are sold.

Included in discontinued  operations for the six-months  ended June 30, 2005 are the operating  results,  net of minority interest,  of four apartment  community dispositions (all sold in 2005) and four VIE dispositions (all sold in 2005).

Included  in the $2,361 net gain on  disposition  of property  reported  for the six-months  ended June 30, 2006 is the sale of two apartment  communities in New
Jersey,  where the Company recorded a gain on sale of in the second quarter, net of minority interest, of approximately $3,112. This gain was partially offset by the loss on sale of 19  properties  located in southeast  Michigan in the second quarter, where the Company recorded a loss, net of minority interest, of $751.

During the six-months  ended June 30, 2005, the Company  reported a combined $77 loss, net of minority interest,  relating to additional expenses incurred in the same  period for sales which took place  during  2004.  These costs  represent a change in estimate from those accrued at the time of sale.

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

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating  activities in accordance with GAAP and is not necessarily  indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital improvements  (including  capitalized interest) reflected as an increase to real estate  assets.  The  Company's  total capital  improvements  include an annual reserve for anticipated  recurring,  non-revenue  generating  capitalized costs of $525 per  apartment  unit.  Please refer to the "Capital  Improvements"
section above in MD&A.  FFO should not be considered  as an  alternative  to net income  as an  indication  of the  Company's  performance  or to cash  flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders  for the  three and six  months  ended  June 30,  2006 and 2005 are presented below (in thousands):

                                                                           Three Months               Six Months
                                                                           ------------               ----------
                                                                          2006       2005          2006         2005
                                                                          ----       ----          ----         ----
Net income (loss) available to common shareholders                    $ 11,003     $8,038      $ 15,141     $  6,168

Real property depreciation and amortization                             25,041     23,925        49,539       47,528

Minority interest                                                        3,678      3,494         4,600        4,373

Minority interest - income (loss) from discontinued operations             218        543         1,503      (1,259)

Loss (gain) on disposition of discontinued operations                   (2,361)        77        (2,361)          77
                                                                      --------   --------      --------     --------
FFO - Basic as defined above                                            37,579     36,077        68,422       56,887
Loss from early extinguishment of debt in connection with sale of
  real estate                                                            2,970          -         2,970            -
                                                                      --------   --------      --------     --------
FFO - Basic as adjusted by the Company                                  40,549     36,077        71,392       56,887

Convertible preferred dividends (2)                                          -        330             -            -
                                                                      --------   --------      --------     --------
FFO - Diluted                                                         $ 37,579    $36,407      $ 68,422     $ 56,887
                                                                      ========   ========      ========     ========
Weighted average common shares/units outstanding (1):
     - Basic                                                          47,788.1   47,684.2      47,853.3     47,598.2
                                                                      ========   ========      ========     ========
     - Diluted (2)                                                    48,450.0   48,623.5      48,473.9     48,018.9
                                                                      ========   ========      ========     ========

(1)  The calculation assumes the conversion of dilutive common stock equivalents including  convertible  preferred  stock and the  conversion  of all UPREIT
     Units to common shares.

(2)  The convertible preferred stock had an anti-dilutive effect; therefore, the convertible preferred dividends are not included in FFO diluted for the six months ended June 30, 2005.

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

                                  Calculation Presented for Series F Preferred Covenant

                                                                                      Three-months ended
                                                                      ----------------------------------------------
                                                                       June 30,   Mar. 31,     Dec. 31,    Sept. 30,
                                                                          2006       2006          2005         2005
                                                                      --------   --------      --------     --------
EBITDA
     Total revenues                                                   $121,947   $119,416      $114,835     $125,775
     Net operating income (loss) from discontinued operations            4,950      5,017         5,677        1,045
     Operating and maintenance                                         (49,397)   (58,135)      (51,801)     (54,161)
     General and administrative                                         (6,057)    (5,039)       (5,209)      (4,894)
                                                                      --------   --------      --------     --------
                                                                      $ 71,443   $ 61,259      $ 63,502     $ 67,765
Fixed Charges
     Interest expense                                                 $ 27,717   $ 27,195      $ 25,793     $ 27,059
     Interest expense on discontinued operations                         4,246      1,286         1,578          382
     Preferred dividends                                                 1,350      1,350         1,350        1,350
     Capitalized interest                                                  346        313           312          254
                                                                      $ 33,659   $ 30,144      $ 29,033     $ 29,045
                                                                      --------   --------      --------     --------

     Times Coverage ratio:                                                2.12       2.03          2.19         2.33

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

Declaration of Dividend

On August 1, 2006, the Board of Directors  approved a dividend of $.64 per share on its common stock for the quarter ended June 30, 2006.  This is the equivalent of an annual distribution of $2.56 per share. The dividend is payable August 25,
2006 to shareholders of record on August 15, 2006.

On August 1, 2006,  the Company also  declared a regular  dividend of $.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  August 31,  2006.  The  dividend on the  preferred  shares is payable on
August 31, 2006 to  shareholders  of record on August 15, 2006. This dividend is equivalent to an annualized rate of $2.25 per share.

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

Recent Accounting Pronouncements

In  June  2006,   the   Financial   Accounting   Standards   Board  issued  FASB
Interpretation  No. 48,  Accounting for  Uncertainty in Income Taxes ("FIN 48").
FIN 48 addresses  the  recognition  and  measurement  of assets and  liabilities associated with tax positions taken or expected to be taken in a tax return. The
Company is reviewing its current tax  positions for any potential  uncertain tax positions that would qualify under FIN 48. Based on its preliminary  review, the
Company  does not  anticipate  that the  adoption of FIN 48 in January 2007 will have a  material  impact on the  Company's  financial  position  or  results  of operations.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The  Company's  primary  market risk exposure is interest rate risk. At June 30,
2006 and December 31,  2005,  approximately  96% and 91%,  respectively,  of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately  6.5 and 7 years,  respectively,  and a weighted  average interest rate of approximately 5.81% and 5.95%,  respectively,  including the $28 million and $29 million,  respectively,  of debt which has been swapped to a fixed rate.
The  remainder of the  Company's  debt bears  interest at variable  rates with a weighted average maturity of approximately 18 and 12 years, respectively,  and a weighted  average  interest rate of 5.16% and 4.54%,  respectively,  at June 30,
2006 and December 31, 2005. The Company does not intend to utilize a significant amount of permanent  variable rate debt to acquire  properties in the future. On occasion,  the Company may use its line of credit in connection  with a property acquisition or stock repurchase with the intention to refinance at a later date.
The Company  believes,  however,  that in no event would  increases  in interest
expense  as  a  result  of   inflation   significantly   impact  the   Company's
distributable cash flow.

At June 30, 2006 and December 31,  2005,  the interest  rate risk on $28 million and $29 million,  respectively,  of such variable  rate debt has been  mitigated through  the use of  interest  rate swap  agreements  (the  "Swaps")  with major financial  institutions.  The  Company is exposed to credit risk in the event of non-performance  by the  counter-parties  to the Swaps.  The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At June 30, 2006 and December 31, 2005,  the fair value of the  Company's  fixed and variable rate debt, including the $28 million and $29 million, respectively, which was swapped to a fixed rate,  amounted to a liability of $1.80 billion and
$1.89 billion,  respectively,  compared to its carrying amount of  $1.82 billion and $1.84 billion,  respectively.  The Company  estimates that a 100 basis point increase in market  interest  rates at June 30, 2006 would have changed the fair value  of  the  Company's  fixed  and  variable  rate  debt  to a  liability  of
$1.72 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain  funds  through  additional  equity  offerings  and/or the issuance of
UPREIT Units.  Accordingly,  the cost of obtaining such interest rate protection agreements in relation to the Company's  access to capital markets will continue to be  evaluated.  The  Company  has not,  and does not plan to,  enter into any derivative financial instruments for trading or speculative purposes. As of June
30, 2006, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of
June 30, 2006, the  effectiveness of the disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e)  under the Securities  Exchange Act of
1934, as amended (the "Exchange  Act")) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified  in connection  with that  evaluation,  or that  occurred  during the second quarter of the year ended December 31, 2006 that has materially affected, or is reasonably  likely to materially  affect,  the Company's  internal control over financial reporting. The Company has not identified any material weaknesses in its internal controls.

                              HOME PROPERTIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Refer to the Risk Factors  disclosure  in the  Company's  Form 10-K for the year ended  December  31,  2005.  There have been no  material  changes in these risk factors during the  six-months  ended June 30, 2006 and through the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED
     SECURITIES

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable for share repurchase. In addition, participants in the Company's Stock
Benefit  Plan can use common  stock of the Company  that they already own to pay all or a portion of the exercise  price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized  but unissued  status,  and for purposes of this table is deemed to have been  repurchased  by the  Company.  At December  31,  2005,  the
Company had  authorization  to repurchase  3,220,195  shares of common stock and
UPREIT  Units  under the stock  repurchase  program.  During  2006,  the Company repurchased  1,680,521  shares at a cost of  $84,532,601.  The  following  table summarizes the total number of shares (units)  repurchased by the Company during the three months ended June 30, 2006.

                                                                           Total shares (units)       Maximum shares
                                               Total shares        Average         Purchased as     (units) that may
                                                    (units)      price per     part of publicly-    yet be purchased
                   Period                      purchased(1)   share (unit)        announced Plan      under the Plan

Balance March 31, 2006                                                                                     3,112,395

April 1, 2006 to April 30, 2006                       1,189      $  49.54                      -           3,112,395

May 1, 2006 to May 31, 2006                         309,035      $  47.71                308,000           2,804,395

June 1, 2006 to June 30, 2006                     1,274,839      $  51.67              1,264,721           1,539,674
                                                  ---------      --------              ---------           ---------
                                                  1,585,063      $  50.90              1,572,721           1,539,674
                                                  =========      ========              =========           =========

(1)  During the three months ended June 30, 2006, the Company repurchased 12,342 shares of common stock  through share  repurchase by the transfer  agent in the open market in connection with the Company's Dividend Reinvestment Plan
     ("DRIP"), which are included in this table.

Item 4. Submission of Matter to a Vote of Security Holders

The annual  meeting of the Company's  stockholders  was held on May 4, 2006. The following  is a brief  description  of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter.

The twelve directors proposed by the Company for re-election were elected to one year terms by the following vote:

DIRECTOR NAME                     SHARES FOR         SHARES WITHHELD
-------------                     ----------         ---------------
William Balderston, III           27,286,772                 842,322
Josh E. Fidler                    27,188,509                 940,585
Alan L. Gosule                    27,541,618                 587,476
Leonard F. Helbig, III            27,325,803                 803,291
Roger W. Kober                    27,291,601                 837,493
Norman P. Leenhouts               27,298,606                 830,488
Nelson B. Leenhouts               27,299,503                 829,591
Edward J. Pettinella              27,318,532                 810,562
Clifford W. Smith, Jr.            27,325,797                 803,297
Paul L. Smith                     27,294,857                 834,237
Thomas S. Summer                  27,571,205                 557,889
Amy L. Tait                       27,301,984                 827,110

The stockholders ratified the appointment of PricewaterhouseCoopers,  LLP as the
Company's independent registered public accounting firm for 2006.

     Shares Voted For:                     27,793,126
     Shares Voted Against:                    307,845
     Shares Abstaining:                        28,122

ITEM 6.  EXHIBITS

Exhibit 10.84 Amendment Nos. Eighty-One and Eighty-Two to the Second Amended and
     Restated Limited Partnership Agreement

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

                              HOME PROPERTIES, INC.
                              (Registrant)

                              Date:    August 8, 2006

                              By:      /s/ Edward J. Pettinella
                                       Edward J. Pettinella
                                       President and Chief Executive Officer

                              Date:    August 8, 2006

                              By:      /s/ David P. Gardner
                                       David P. Gardner
                                       Executive Vice President and
                                       Chief Financial Officer