Form 10-Q
period 2006-09-30
HOME PROPERTIES INC
filed 2006-11-09
CIK 923118

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

     ( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 1-13136
                         -------------------------------
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

                                 (585) 546-4900
                                 --------------
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

Class of Common Stock                           Outstanding at October 31, 2006
---------------------                           -------------------------------
    $.01 par value                                        32,943,009

===============================================================================

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
              September 30, 2006 (Unaudited) and December 31, 2005            4

          Consolidated Statements of Operations (Unaudited) -
              Three months ended September 30, 2006 and 2005                  5

          Consolidated Statements of Operations (Unaudited) -
              Nine months ended September 30, 2006 and 2005                   6

          Consolidated Statements of Comprehensive Income (Unaudited) -
              Three months ended September 30, 2006 and 2005                  7

          Consolidated Statements of Comprehensive Income (Unaudited) -
              Nine months ended September 30, 2006 and 2005                   8

          Consolidated Statements of Cash Flow (Unaudited) -
              Nine months ended September 30, 2006 and 2005                   9

          Notes to Consolidated Financial Statements (Unaudited)          10-21

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       22-34

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk         35

 Item 4.  Controls and Procedures                                            36

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                       37

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        37

 Item 6.  Exhibits                                                           37

          Signatures                                                         38

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              HOME PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                                2006             2005
                                                                                                ----             ----
                                                                                         (Unaudited)         (Note 1)
ASSETS
Real estate:
  Land                                                                                    $  422,437       $  401,747
  Construction in progress                                                                     2,455            4,471
  Buildings, improvements and equipment                                                    2,743,397        2,700,554
  Real estate held for sale, net                                                             144,559          223,938
                                                                                         -----------      -----------
                                                                                           3,312,848        3,330,710
  Less:  accumulated depreciation                                                          (425,090)        (446,159)
                                                                                         -----------      -----------
               Real estate, net                                                            2,887,758        2,884,551

Cash and cash equivalents                                                                      7,700            5,391
Cash in escrows                                                                               30,867           36,674
Accounts receivable                                                                            7,805            7,372
Prepaid expenses                                                                              16,832           16,141
Deferred charges                                                                              10,767           11,156
Other assets                                                                                  13,137           12,536
Other assets held for sale                                                                     5,791            4,049
                                                                                         -----------      -----------
               Total assets                                                              $ 2,980,657      $ 2,977,870
                                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                   $ 1,798,611      $ 1,768,483
Line of credit                                                                                59,500           82,000
Accounts payable                                                                              16,444           19,458
Accrued interest payable                                                                       8,846            8,274
Accrued expenses and other liabilities                                                        23,507           22,565
Security deposits                                                                             21,655           21,657
Liabilities held for sale                                                                     79,633           75,352
                                                                                         -----------      -----------
               Total liabilities                                                           2,008,196        1,997,789
                                                                                         -----------      -----------
Commitments and contingencies
Minority interest                                                                            262,415          323,269
                                                                                         -----------      -----------
Stockholders' equity:
     Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares
       issued and outstanding at September 30, 2006 and December 31, 2005.                    60,000           60,000
     Common stock, $.01 par value; 80,000,000 shares authorized; 33,523,040 and
       31,184,256 shares issued and outstanding at September 30, 2006 and
       December 31, 2005.                                                                        335              312
     Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued
       or outstanding                                                                              -                -
     Additional paid-in capital                                                              864,561          773,396
     Accumulated other comprehensive income                                                      215              206
     Distributions in excess of accumulated earnings                                        (215,065)        (177,102)
                                                                                         -----------      -----------
               Total stockholders' equity                                                    710,046          656,812
                                                                                         -----------      -----------
               Total liabilities and stockholders' equity                                $ 2,980,657      $ 2,977,870
                                                                                         ===========      ===========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              2006               2005
                                                                                              ----               ----
Revenues:
Rental income                                                                           $  105,740          $  96,316
Property other income                                                                        7,270              5,636
Interest income                                                                                553                 92
Other income                                                                                 1,692                476
                                                                                        ----------          ---------
       Total revenues                                                                      115,255            102,520
                                                                                        ----------          ---------

Expenses:
Operating and maintenance                                                                   45,650             42,105
General and administrative                                                                   5,607              4,894
Interest                                                                                    26,637             23,971
Depreciation and amortization                                                               24,236             20,333
                                                                                        ----------          ---------
       Total expenses                                                                      102,130             91,303
                                                                                        ----------          ---------
Income from operations                                                                      13,125             11,217
Minority interest in operating partnerships                                                 (3,381)            (3,219)
                                                                                        ----------          ---------
Income from continuing operations                                                            9,744              7,998
                                                                                        ----------          ---------
Discontinued operations:
  Income from operations, net of $873 and $1,130 in 2006 and 2005 allocated to
     minority interest, respectively                                                         2,167              2,338
  Gain (loss) on disposition of property, net of ($80) and $3,080 in 2006 and
     2005 allocated to minority interest, respectively                                        (200)             6,367
                                                                                        ----------          ---------
Discontinued operations                                                                      1,967              8,705
                                                                                        ----------          ---------
Net income                                                                                  11,711             16,703
Preferred dividends                                                                         (1,350)            (1,350)
                                                                                        ----------          ---------

Net income available to common shareholders                                              $  10,361          $  15,353
                                                                                         =========          =========

Basic earnings per share data:
   Income from continuing operations                                                       $  0.25            $  0.20
   Discontinued operations                                                                    0.06               0.27
                                                                                           -------            -------
Net income available to common shareholders                                                $  0.31            $  0.47
                                                                                           =======            =======

Diluted earnings per share data:
   Income from continuing operations                                                       $  0.24            $  0.20
   Discontinued operations                                                                    0.06               0.27
                                                                                           -------            -------
Net income available to common shareholders                                                $  0.30            $  0.47
                                                                                           =======            =======

Weighted average number of shares outstanding:
  Basic                                                                                 33,336,346         32,518,949
                                                                                        ==========         ==========
  Diluted                                                                               34,103,614         32,950,121
                                                                                        ==========         ==========

Dividends declared per share                                                               $  0.64            $  0.63
                                                                                           =======            =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              2006               2005
                                                                                              ----               ----
Revenues:
Rental income                                                                           $  311,721         $  281,149
Property other income                                                                       20,047             13,618
Interest income                                                                                763                233
Other income                                                                                 2,713              1,503
                                                                                        ----------         ----------
       Total revenues                                                                      335,244            296,503
                                                                                        ----------         ----------

Expenses:
Operating and maintenance                                                                  141,064            129,297
General and administrative                                                                  16,703             14,443
Interest                                                                                    78,973             67,742
Depreciation and amortization                                                               70,166             58,619
Impairment of assets held as general partner                                                     -                400
                                                                                        ----------         ----------
       Total expenses                                                                      306,906            270,501
                                                                                        ----------         ----------
Income from operations                                                                      28,338             26,002
Minority interest in operating partnerships                                                (7,344)            (6,939)
                                                                                        ----------         ----------
Income from continuing operations                                                           20,994             19,063
                                                                                        ----------         ----------
Discontinued operations:
  Income from operations, net of $3,013 and $524 in 2006 and 2005 allocated to
     minority interest, respectively                                                         6,397              1,097
  Gain on disposition of property, net of $984 and $3,041 in 2006 and 2005
     allocated to minority interest, respectively                                            2,161              6,290
                                                                                        ----------         ----------
Discontinued operations                                                                      8,558              7,387
                                                                                        ----------         ----------
Net income                                                                                  29,552             26,450
Preferred dividends                                                                        (4,050)            (4,929)
                                                                                        ----------         ----------

Net income available to common shareholders                                              $  25,502          $  21,521
                                                                                         =========          =========

Basic earnings per share data:
   Income from continuing operations                                                       $  0.52            $  0.44
   Discontinued operations                                                                    0.26               0.23
                                                                                           -------            -------
Net income available to common shareholders                                                $  0.78            $  0.67
                                                                                           =======            =======

Diluted earnings per share data:
   Income from continuing operations                                                       $  0.51            $  0.43
   Discontinued operations                                                                    0.26               0.23
                                                                                           -------            -------
Net income available to common shareholders                                                $  0.77            $  0.66
                                                                                           =======            =======

Weighted average number of shares outstanding:
  Basic                                                                                 32,526,831         32,072,307
                                                                                        ==========         ==========
  Diluted                                                                               33,145,665         32,481,218
                                                                                        ==========         ==========

Dividends declared per share                                                               $  1.92            $  1.89
                                                                                           =======            =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                            (UNAUDITED, IN THOUSANDS)

                                                           2006         2005
                                                           ----         ----
Net income                                             $ 11,711     $ 16,703
   Other comprehensive income (loss):
   Change in fair value of hedged instruments              (104)         216
                                                       --------     --------
Net comprehensive income                               $ 11,607     $ 16,919
                                                       ========     ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                            (UNAUDITED, IN THOUSANDS)

                                                           2006         2005
                                                           ----         ----
Net income                                             $ 29,552     $ 26,450
   Other comprehensive income:
   Change in fair value of hedged instruments                 9          488
                                                       --------     --------
Net comprehensive income                               $ 29,561     $ 26,938
                                                       ========     ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                            (UNAUDITED, IN THOUSANDS)
                                                                                                     2006        2005
                                                                                                     ----        ----
Cash flows from operating activities:
Net income                                                                                     $   29,552  $   26,450
                                                                                               ----------  ----------
Adjustments to reconcile net income to net cash provided by operating activities:
   Income allocated to minority interest                                                           11,341      10,504
   Depreciation and amortization                                                                   76,817      75,781
   Impairment of assets held as general partner                                                         -         400
   Impairment of real property                                                                          -       7,325
   Gain on disposition of property and business                                                   (3,145)    (10,302)
   Issuance of restricted stock, compensation cost of stock options and deferred compensation       3,336       1,982
   Changes in assets and liabilities:
        Cash held in escrows                                                                        2,372       2,601
        Other assets                                                                              (1,873)     (3,003)
        Accounts payable and accrued liabilities                                                  (2,008)     (8,518)
                                                                                               ----------  ----------
Total adjustments                                                                                  86,840      76,770
                                                                                               ----------  ----------
Net cash provided by operating activities                                                         116,392     103,220
                                                                                               ----------  ----------
Cash flows from investing activities:
   Purchase of properties and other assets, net of mortgage notes assumed and UPREIT Units
    issued                                                                                       (66,828)    (99,139)
   Additions to properties                                                                       (76,515)    (72,980)
   Proceeds from sale of properties and business, net                                             234,865       5,574
   Withdrawals from (additions to) funds held in escrow, net                                          634        (19)
                                                                                               ----------  ----------
   Net cash provided by (used in) investing activities                                             92,156   (166,564)
                                                                                               ----------  ----------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                         22,575       6,117
   Repurchase of common stock                                                                    (86,964)    (61,330)
   Proceeds from mortgage notes payable                                                           147,219     237,952
   Payments of mortgage notes payable                                                           (170,336)    (61,209)
   Proceeds from line of credit                                                                   321,300     258,200
   Payments on line of credit                                                                   (343,800)   (222,200)
   Payments of deferred loan costs                                                                (1,565)     (2,530)
   Withdrawals from cash escrows, net                                                                 169          52
   Dividends and distributions paid                                                              (94,837)    (94,369)
                                                                                               ----------  ----------
   Net cash provided by (used in) financing activities                                          (206,239)      60,683
                                                                                               ----------  ----------
Net increase (decrease) in cash and cash equivalents                                                2,309     (2,661)
Cash and cash equivalents:
   Beginning of year                                                                                5,391       7,925
                                                                                               ----------  ----------
   End of period                                                                               $    7,700  $    5,264
                                                                                               ==========  ==========

Supplemental disclosure of non-cash operating, investing and financing activities:
Cash paid for interest                                                                            $87,057     $77,450
Mortgage loans assumed associated with property acquisitions                                       58,536       7,916
Issuance of UPREIT Units associated with property and other acquisitions                                -      12,611
Increase in real estate associated with the purchase of UPREIT Units                              107,039       2,856
Exchange of UPREIT Units for common shares                                                         63,116       3,442
Fair value of hedge instruments                                                                       211        (67)
Net real estate disposed in connection with FIN 46R consolidation                                       -    (50,467)
Other assets disposed in connection with FIN 46R consolidation                                          -     (6,940)
Mortgage debt disposed in connection with FIN 46R consolidation                                         -    (59,339)
Other liabilities disposed in connection with FIN 46R consolidation                                     -     (1,187)

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
Accordingly,   certain   disclosures   that  would  accompany  annual  financial
statements prepared in accordance with accounting  principles generally accepted in the United States of America are omitted. The year-end balance sheet data was derived from audited financial statements,  but does not include all disclosures required by  accounting  principles  generally  accepted in the United States of
America.  In the opinion of management,  all adjustments,  consisting  solely of
normal  recurring   adjustments,   necessary  for  the  fair  statement  of  the
consolidated  financial  statements for the interim  periods have been included.
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

2.   Organization and Basis of Presentation

Organization

Home Properties, Inc. (the "Company") was formed in November 1993, as a Maryland corporation  and is  engaged  in the  ownership,  management,  acquisition,  and rehabilitation  of  residential  apartment  communities  primarily  in  selected
Northeast, Mid-Atlantic, and Southeast Florida regions of the United States. The
Company  conducts its business  through Home  Properties,  L.P. (the  "Operating
Partnership"),  a New York limited  partnership.  As of September 30, 2006,  the
Company  operated 142  apartment  communities  with 42,878  apartments.  Of this total,  the Company  owned 137  communities,  consisting  of 39,309  apartments, managed as general  partner one partnership  that owned 868 apartments,  and fee managed four communities, consisting of 2,701 apartments for third parties.

The Company elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code, as amended,  for all periods  presented.  A corporate
REIT is a legal entity which holds real estate  interests and must meet a number of organizational and operational requirements,  including a requirement that it
currently   distribute  at  least  90%  of  its  adjusted   taxable   income  to
stockholders.  As a REIT, the Company generally will not be subject to corporate level  tax on  taxable  income it  distributes  currently  to its  stockholders.
Management  believes that all such  conditions for the avoidance of income taxes have been met for the periods presented.  Accordingly, no provisions for federal and state income taxes have been made.

Basis of Presentation

The accompanying  consolidated  financial statements include the accounts of the
Company and its 71.6%  (65.2% at December  31, 2005 and 67.4% at  September  30,
2005) interest in the Operating  Partnership.  Such interest has been calculated as the percentage of outstanding  common shares divided by the total outstanding common shares and Operating Partnership Units ("UPREIT Units") outstanding.  The remaining  28.4% (34.8% at December 31, 2005 and 32.6% at September 30, 2005) is
reflected as Minority Interest in these consolidated  financial statements.  The
Company owns a 1.0% general  partner  interest in the Operating  Partnership and the  remainder  indirectly  as  a  limited  partner  through  its  wholly  owned subsidiary, Home Properties I, LLC, which owns 100% of the limited partner, Home
Properties  Trust.  Home  Properties  Trust was formed in September  1997,  as a
Maryland real estate trust and as a qualified REIT  subsidiary  ("QRS") and owns
the  Company's  share  of  the  limited  partner   interests  in  the  Operating
Partnership.  For financing purposes, the Company has formed a limited liability company  (the "LLC") and a  partnership  (the  "Financing  Partnership"),  which
beneficially   own  certain   apartment   communities   encumbered  by  mortgage
indebtedness.  The  LLC is  wholly  owned  by  the  Operating  Partnership.  The
Financing  Partnership is owned 99.9% by the Operating  Partnership  and 0.1% by the QRS.

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
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated  Financial  Statements ("FIN 46R").  All significant  inter-company balances and transactions have been eliminated in these  consolidated  financial statements.

Reclassifications

Certain  reclassifications  have  been made to the 2005  consolidated  financial statements to conform to the 2006 presentation.

Recent Accounting Pronouncements

In June 2006, the FASB issued  Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the  recognition and measurement of assets and  liabilities  associated  with tax positions  taken or expected to be taken in a tax return.  The Company  reviewed its current tax  positions for any potential  uncertain tax positions that would qualify under FIN 48. Based on its review,  the Company does not anticipate  that the adoption of FIN 48 in January
2007 will have a  material  impact  on the  Company's  cash  flows,  results  of operations, financial position or liquidity.

In September 2006, the Securities and Exchange  Commission  ("SEC") staff issued
Staff  Accounting  Bulletin  No.  108,  Considering  the  Effects  of Prior Year
Misstatements   when   Quantifying   Misstatements  in  Current  Year  Financial
Statements  ("SAB 108"). In SAB 108, the SEC staff  established an approach that requires  quantification  of  financial  statement  misstatements  based  on the effects of the misstatements on each of the company's  financial  statements and the related financial statement disclosures.  This model is commonly referred to as the "dual approach"  because it requires  quantification of errors under both the iron  curtain  and the  roll-over  methods.  The  roll-over  method  focuses primarily on the impact of a misstatement on the income statement, including the reversing  effect  of  prior  year  misstatements  but its  use can  lead to the accumulation of  misstatements  in the balance sheet.  The  iron-curtain  method focuses primarily on the effect of correcting the period-end  balance sheet with less  emphasis  on the  reversing  effects  of prior  year  errors on the income statement.  The  Company  will  initially  apply  the  provisions  of SAB 108 in connection with the preparation of our annual financial  statements for the year ending December 31, 2006. The Company does not expect that the provisions of SAB
108 will have any impact on its financial statements.

3.   Stock Benefit Plan

The  Company's  1994 Stock  Benefit  Plan (the "1994  Plan") was  adopted by the
Company at the time of its initial  public  offering.  On February 1, 2000,  the
Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the
"2000 Plan").  On May 6, 2003,  the Company  adopted the 2003 Stock Benefit Plan and on May 6, 2005,  the  shareholders  approved the Amended and  Restated  2003
Stock Benefit Plan (the "2003 Plan"). No additional options will be issued under the 1994 Plan and the 2000 Plan.  Participants  in each of the above  referenced plans (the "Option Plans") include  officers,  non-employee  directors,  and key employees  of the  Company.  The 1994 Plan  provided  for the  issuance of up to
1,596,000  options to officers and employees and 154,000 options to non-employee directors.  The 2000 Plan limits the number of shares issuable under the plan to
2,755,000,   of  which  205,000  were  to  be  available  for  issuance  to  the non-employee directors. The 2003 Plan limits the number of shares issuable under the plan to 2,859,475,  of which 249,475 are to be available for issuance to the non-employee directors.  Under the 1994 Plan, 1,542,381 shares have been granted to employees and 153,654 shares have been

                             HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Stock Benefit Plan (continued)

granted to non-employee directors. Awards for 2,451,922 shares have been granted to employees  and awards for 166,460  shares have been  granted to  non-employee directors under the 2000 Plan. Under the 2003 Plan and as of September 30, 2006,
2,261,126 awards for shares have been issued to employees and 204,475 awards for shares have been issued to non-employee  directors and 653,534 and 45,000 common shares are available for future grant of awards under the 2003 Plan for officers and employees and non-employee  directors,  respectively.  Options granted under the  Option  Plans vest 20% for each year of  service  until 100%  vested on the fifth anniversary,  except that options issued to certain officers (276,000) and all of the options issued to non-employee directors under the 1994 Plan and 2000
Plan vested  immediately  upon  grant.  The  exercise  price per share for stock options  issued  under all of the Option  Plans may not be less than 100% of the fair  market  value of a share of common  stock on the date the stock  option is granted.  Options granted to non-employee  directors under the 1994 Plan and the
2000 Plan  expire  after five years  from the date of grant.  All other  options expire  after ten years from the date of grant.  The Option  Plans allow for the grant of options,  stock  appreciation  rights and restricted  stock awards.  No stock appreciation rights have been granted.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Stock Benefit Plan (continued)

A summary of stock options activity for the nine months ended September 30, 2006 is as follows:

                                                                             Weighted         Weighted
                                                                              Average          Average
                                                                             Exercise        Remaining     Aggregate
                                                              Number of     Price Per      Contractual     Intrinsic
                                                                Options        Option             Term         Value
                                                                -------        ------             ----         -----
Options outstanding at December 31, 2005                      2,662,581        $36.18

Granted                                                         551,430         51.07
Exercised                                                      (629,635)        34.19
Cancelled                                                      (132,756)        39.67
                                                              ---------       -------
Options outstanding at September 30, 2006                     2,451,620       $ 39.85              7.5      $ 42,426
                                                              =========       =======              ===      ========
Options exercisable at September 30, 2006                       987,676       $ 34.28              6.0      $ 22,602
                                                              =========       =======              ===      ========
Options unvested at September 30, 2006                        1,463,944       $ 43.62              8.5      $ 19,824
                                                              =========       =======              ===      ========

The total cash  received  from the  exercise  of options  was $21,525 and $5,995 during the nine months ended  September 30, 2006 and 2005.  The total  intrinsic value of options  exercised  was $11,601 and $2,086 during the nine months ended
September 30, 2006 and 2005. As of September 30, 2006, there was $3,941 of total unrecognized  compensation cost related to non-vested  share-based  compensation arrangements  granted under the stock option plans;  that cost is expected to be recognized over a weighted-average period of 2.26 years.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions  for the three and nine months ended  September 30, 2006 and 2005 as follows:

                                                                 Three Months                       Nine Months
                                                           ------------------------           -----------------------
Assumption                                                    2006             2005             2006             2005
----------                                                    ----             ----             ----             ----

Expected dividend yields                                     5.29%            6.55%            5.29%            6.55%

Expected volatility                                         18.73%           18.76%           18.73%           18.76%

Expected  lives of the  options  with a lifetime
of ten years                                             6.5 Years        7.5 Years        6.5 Years        7.5 Years

Expected  lives of the  options  with a lifetime
of five years                                            5.0 Years        5.0 Years        5.0 Years        5.0 Years

Risk free interest rate                                      5.09%            4.10%            5.09%            4.10%

Our  computation  of expected  dividend  yield is computed  using an anticipated increase of the  dividend by  approximately  2% to 5% a year based on the annual dividend  exercised each year over the  Black-Scholes  stock value. The expected volatility is based on the historical volatility of our stock over a time period from the initial  public  offering  and ending on the grant date.  The  expected lives of the options with a lifetime of ten years was determined by applying the
"simplified  method"  approach  for plain  vanilla  option  grants made prior to
January 1, 2008 as prescribed by Staff Accounting Bulletin No. 107,  Share-Based
Payment ("SAB 107"). The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.   Stock Benefit Plan (continued)

The Company recognized stock compensation costs related to its outstanding stock options of $399 and $191 for the three months ended  September 30, 2006 and 2005 and $1,288 and $646 for the nine months ended September 30, 2006 and 2005.

During the nine months ended  September 30, 2006 and 2005,  the Company  granted
60,566 and 57,375 shares of restricted  stock to both  employees and  directors, respectively.  The  directors'  grants  included above for the nine months ended
September  30,  2006 and 2005 were  9,000 and  7,875,  respectively.  All of the directors'  shares vest 100% on the fifth  anniversary of the date of the grant.
All of the 51,566 and 49,500 shares of restricted stock granted to key employees during 2006 and 2005 vest 25% on each anniversary of the date of the grant for a period of four years. The restricted shares were granted during 2006 and 2005 at a weighted average price of $50.81 and $41.47, respectively.  Total compensation cost  recorded  for the nine months  ended  September  30, 2006 and 2005 for the restricted  shares was $1,958 and $1,257,  respectively.  The  restricted  stock
outstanding   at   September   30,  2006  and  2005  was  295,079  and  306,496,
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

The reconciliation of the basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 follows:

                                                                     Three Months                    Nine Months
                                                              ------------------------       ------------------------
                                                                  2006            2005            2006           2005
                                                                  ----            ----            ----           ----
Income from continuing operations                             $  9,744        $  7,998       $  20,994      $  19,063
Less: Preferred dividends                                      (1,350)         (1,350)         (4,050)        (4,929)
                                                              --------        --------       ---------      ---------
Basic and Diluted - Income from continuing operations
   applicable to common shareholders                             8,394           6,648          16,944         14,134
Discontinued operations                                          1,967           8,705           8,558          7,387
                                                              --------        --------       ---------      ---------
Net income available to common shareholders                   $ 10,361        $ 15,353       $  25,502      $  21,521
                                                              ========        ========       =========      =========

Basic weighted average number of shares outstanding         33,336,346      32,518,949      32,526,831     32,072,307
Effect of dilutive stock options                               717,061         381,652         563,861        351,765
Effect of phantom and restricted shares                         50,207          49,520          54,973         57,146
                                                            ----------      ----------      ----------     ----------
Diluted weighted average number of shares outstanding       34,103,614      32,950,121      33,145,665     32,481,218
                                                            ==========      ==========      ==========     ==========

Basic earnings per share data:
   Income from continuing operations                           $  0.25         $  0.20        $   0.52       $   0.44
   Discontinued operations                                        0.06            0.27            0.26           0.23
                                                               -------         -------        --------       --------
Net income available to common shareholders                    $  0.31         $  0.47        $   0.78       $   0.67
                                                               =======         =======        ========       ========

Diluted earnings per share data:
   Income from continuing operations                           $  0.24         $  0.20        $   0.51       $   0.43
   Discontinued operations                                        0.06            0.27            0.26           0.23
                                                               -------         -------        --------       --------
Net income available to common shareholders                    $  0.30         $  0.47        $   0.77       $   0.66
                                                               =======         =======        ========       ========

For the three and nine months ended September 30, 2006 and the nine months ended
September 30, 2005, unexercised stock options to purchase 900 and 542,800 shares of the Company's common stock were excluded in the computation of diluted EPS as the options'  exercise  prices were greater than the average market price of the
Company's  stock  during each period,  respectively.  For the three months ended
September  30, 2005,  no  unexercised  stock  options to purchase  shares of the
Company's  common stock were excluded in the  computations of diluted EPS as the options'  exercise  prices  were  less  than  the  average  market  price of the
Company's stock during each period.

For  the  nine  months  ended  September  30,  2005  the  833,333  common  stock equivalents  on an  as-converted  basis of the Series D  Convertible  Cumulative
Preferred  Stock  have  an  antidilutive  effect  and are  not  included  in the computation of diluted EPS. On May 26, 2005, the Series D Convertible Cumulative
Preferred  Stock was converted and the common shares issued upon such conversion were included in outstanding common shares from the date of conversion.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.   Other Income

Other  income for the three and nine months  ended  September  30, 2006 and 2005 primarily reflects management and other real estate service fees.

6.   Variable Interest Entities

Effective  March 31, 2004,  the Company  adopted FASB  Interpretation  No. 46R -
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated  Financial  Statements  ("FIN 46R"). The  interpretation  addresses consolidation  by  businesses of special  purpose  entities  (variable  interest entities, "VIE").

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit  guarantee  to its limited  partners  (as  discussed in Note 12). The
Company is responsible  to fund  operating  deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.
The effect on the  consolidated  balance  sheet as of  September  30, 2006 is an increase in "Total  assets" of $20,391,  an increase in "Total  liabilities"  of
$17,662,  and an  increase  in  "Minority  interest"  of $2,729.  Of the $17,662 increase in "Total liabilities," $16,821 represents non-recourse mortgage debt.

Effective  June 30, 2005, the Company was under contract or letter of intent for the sale of three  VIEs.  The  Company  performed  a  valuation  analysis on the underlying investment of one VIE, and as a result, recorded an impairment charge of $400 for the nine  months  ended  September  30,  2005 to adjust the net book value of the Company's  investment in the property to the Company's  estimate of fair market value. This VIE was no longer held for sale as of December 31, 2005, and is included in the consolidated results of operations for both the three and nine months ended  September 30, 2006 and 2005. The other two VIEs were disposed of through a transfer of deed in lieu of  foreclosure  in  September  2005.  The
Company  repurchased the limited partner's  interests in satisfaction of any tax credit  guarantees  or other  obligations  to that partner in January,  2005 for
$5,700.  In connection  with the Company's  decision to dispose of the property, the Company performed a valuation analysis on the underlying real estate, and as a result,  recorded a $7,325  impairment of real estate during the first quarter of 2005 to adjust the net book value of the property to the  Company's  estimate of fair market value.  The mortgage note was sold in March,  2005.  Finally,  on
September 30, 2005, the deed was  transferred to the mortgage  holder in lieu of foreclosure resulting in a gain on sale of real estate of $7,686.

7.   Line of Credit

As of September 30, 2006, the Company had an unsecured line of credit  agreement with M&T Bank for $140 million  which expires  September 1, 2008.  The Company's outstanding  balance as of September  30, 2006,  was $59.5  million.  Borrowings under the line of credit bear  interest at .75% over the  one-month  LIBOR rate.
Accordingly,  increases in interest  rates will increase the Company's  interest expense and as a result  will affect the  Company's  results of  operations  and financial condition.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.   Segment Reporting

The Company is engaged in the ownership and  management of market rate apartment communities.  Each  apartment  community  is  considered  a  separate  operating segment.  Each segment on a stand alone basis is less than 10% of the  revenues, net operating income, and assets of the combined reported operating segments and meets all of the aggregation  criteria under  Statement of Financial  Accounting
Standards  No. 131,  Disclosures  about  Segments of an  Enterprise  and Related
Information  ("SFAS  131").  The operating  segments are  aggregated as Core and
Non-core properties.

Non-segment  revenue to reconcile to total revenue  consists of interest  income and other income.  Non-segment  assets to reconcile to total assets include cash and cash equivalents,  cash in escrows,  accounts receivable,  prepaid expenses, deferred charges, other assets and other assets held for sale.

Core properties consist of all apartment  communities which have been owned more
than  one  full  calendar  year.   Therefore,   the  Core  properties  represent
communities  owned  as of  January  1,  2005.  Non-core  properties  consist  of apartment  communities  acquired  during  2005 and  2006,  such  that  full year comparable  operating results are not available.  Core properties do not include assets held for sale as of September 30, 2006 and December 31, 2005.

The  Company  assesses  and  measures  segment  operating  results  based  on  a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses.

The accounting policies of the segments are the same as those described in Notes
1 and 2 of the Company's Form 10-K for the year ended December 31, 2005.

The  revenues,  net  operating  income  and  assets  for each of the  reportable segments are summarized  for the three and nine months ended  September 30, 2006 and 2005 as follows:

                                                                      Three Months                   Nine Months
                                                              -------------------------      ------------------------
                                                                    2006           2005           2006           2005
                                                                    ----           ----           ----           ----
Revenues
--------
Apartments owned
    Core properties                                           $  101,873      $  97,919      $ 302,074      $ 286,497
    Non-core properties                                           11,137          4,033         29,694          8,270
Reconciling items                                                  2,245            568          3,476          1,736
                                                              ----------     ----------      ---------      ---------
Total revenues                                                $  115,255     $  102,520      $ 335,244      $ 296,503
                                                              ==========     ==========      =========      =========
Net operating income
--------------------
Apartments owned
    Core properties                                            $  60,518      $  58,203      $ 174,190      $ 162,596
    Non-core properties                                            6,842          1,644         16,514          2,874
Reconciling items                                                  2,245            568          3,476          1,736
                                                              ----------     ----------      ---------      ---------
Net operating income                                              69,605         60,415        194,180        167,206
General & administrative expenses                                 (5,607)        (4,894)       (16,703)       (14,443)
Interest expense                                                 (26,637)       (23,971)       (78,973)       (67,742)
Depreciation and amortization                                    (24,236)       (20,333)       (70,166)       (58,619)
Impairment of assets held as general partner                           -              -              -           (400)
Minority interest in operating partnership                        (3,381)        (3,219)        (7,344)        (6,939)
                                                              ----------     ----------      ---------      ---------
Income from continuing operations                             $    9,744     $    7,998      $  20,994      $  19,063
                                                              ==========     ==========      =========      =========

Assets - As of September 30, 2006 and December 31, 2005
-------------------------------------------------------
Apartments owned
    Core properties                                          $ 2,272,273    $ 2,082,413
    Held for sale properties                                     144,559        223,938
    Non-core properties                                          470,926        578,200
Reconciling items                                                 92,899         93,319
                                                             -----------    -----------
Total assets                                                 $ 2,980,657    $ 2,977,870
                                                             ===========    ===========

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

The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt. As of September 30, 2006,  the aggregate  fair value of the Company's  interest rate swaps was $211 prior to the  allocation of minority interest and is included in the consolidated  balance sheets.  For the three and nine months ending  September  30, 2006 and 2005,  as the critical  terms of the interest  rate swaps and the hedged items are the same, no  ineffectiveness  was recorded in the  consolidated  statements of  operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness.  The fair value of the interest  rate swaps is based upon the estimate of amounts the
Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

10.  Acquisitions

On September 7, 2006,  the Company  purchased two apartment  communities  from a single  seller  consisting  of 348  and  264  units,  respectively,  for a total purchase price of $83.1 million ($48.9 million and $34.2 million, respectively).
The  transaction  consisted of the assumption of two mortgages:  a $22.0 million fixed rate  mortgage  at an interest  rate of 7.63%  maturing on October 1, 2010
(fair market value of $23.7  million),  and; a $20.4 million fixed rate mortgage at an interest  rate of 7.05%  maturing on August 1, 2011 (fair  market value of
$21.7 million). The balance was funded through the Company's line of credit.

11.  Disposition of Property and Discontinued Operations

The Company  reports its property  dispositions  as  discontinued  operations as prescribed by the  provisions of SFAS No. 144,  Accounting for the Impairment or
Disposal of  Long-Lived  Assets ("SFAS  144").  Pursuant to the  definition of a component  of  an  entity  in  SFAS  144,  assuming  no  significant  continuing involvement  by the  former  owner  after  the  sale,  the sale of an  apartment community  is  considered  a  discontinued  operation.  In  addition,  apartment communities  classified  as held for sale are  also  considered  a  discontinued
operation.  The Company generally  considers assets to be held for sale when all significant  contingencies  surrounding  the closing have been  resolved,  which often  corresponds  with the actual closing date. The Company has classified the entire  Upstate  portfolio as held for sale at September  30, 2006.  The Upstate portfolio  consists of  eighteen  communities  with 4,567  units in total;  four properties and 1,644 apartment  units in Buffalo,  NY, nine properties and 1,680 apartment  units in Rochester,  NY and five properties and 1,243 apartment units in Syracuse,  NY. The Company has announced the signing of a definitive contract to sell  the  portfolio  and has met all of the  requirements  under  SFAS  144.
Properties  classified in this manner  through  September 30, 2006, as discussed below, were reclassified as such in the accompanying  consolidated statements of operations for each of the periods presented.

Included  in  discontinued  operations  for the  three  and  nine  months  ended
September 30, 2006 and 2005 are the operating results, net of minority interest, of twenty-one apartment  communities sold during the nine months ended September
30, 2006 and the eighteen  apartment  communities  held for sale as of September
30,  2006  .  In  addition  to  the  aforementioned,  included  in  discontinued
operations  for the three  and nine  months  ended  September  30,  2005 are the operating  results,  net of  minority  interest,  of  four  apartment  community dispositions  (all sold in 2005) and four VIE  dispositions  (all sold in 2005).
For  purposes of the  discontinued  operations  presentation,  the Company  only
includes  interest  expense  and  losses  from  early   extinguishment  of  debt
associated with specific  mortgage  indebtedness of the properties that are sold or held for sale.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  Disposition of Property and Discontinued Operations (continued)

The operating  results of  discontinued  operations are summarized for the three and nine months ended September 30, 2006 and 2005 as follows:

                                                                          Three Months                 Nine Months
                                                                          ------------                 -----------
                                                                       2006          2005          2006          2005
                                                                       ----          ----          ----          ----
Revenues:
   Rental Income                                                    $ 9,780      $ 23,247      $ 49,163      $ 70,618
   Property other income                                              1,304         2,014         4,967         5,355
                                                                    -------       -------       -------       -------
     Total revenues                                                  11,084        25,261        54,130        75,973
                                                                    -------       -------       -------       -------
   Operating and maintenance                                          5,959        13,017        29,782        41,153
   Interest expense                                                   1,279         3,470         9,387        10,115
   Depreciation and amortization                                        806         5,306         5,551        15,736
   Impairment of real property                                            -             -             -         7,325
                                                                    -------       -------       -------       -------
     Total expenses                                                   8,044        21,793        44,720        74,329
                                                                    -------       -------       -------       -------
Income from discontinued  operations before minority interest
  and gain (loss) on disposition of property                          3,040         3,468         9,410         1,644
Minority interest in limited partnerships                                 -             -             -           (23)
Minority interest in operating partnerships                            (873)       (1,130)       (3,013)         (524)
                                                                    -------       -------       -------       -------
Income from discontinued operations                                 $ 2,167       $ 2,338       $ 6,397       $ 1,097
                                                                    =======       =======       =======       =======

The major  classes of assets and  liabilities  held for sale as of September 30,
2006 and December 31, 2005 are as follows:

                                                                                                 2006            2005
                                                                                                 ----            ----
Real estate:
    Land                                                                                     $  8,809       $  28,372
    Buildings, improvements and equipment                                                     231,079         249,999
                                                                                             --------       ---------
                                                                                              239,888         278,371
    Less:  accumulated depreciation                                                           (95,329)        (54,433)
                                                                                             --------       ---------
        Real estate held for sale, net                                                        144,559         223,938
                                                                                             --------       ---------
Other assets:
    Cash in escrows                                                                             3,067             434
    Accounts receivable                                                                           352             664
    Prepaid expenses                                                                            2,372           2,951
                                                                                             --------       ---------
        Other assets held for sale                                                              5,791           4,049
                                                                                             --------       ---------
Liabilities:
    Mortgage notes payable                                                                     78,498          73,603
    Accrued expenses and other liabilities                                                        464             431
    Security deposits                                                                             671           1,318
                                                                                             --------       ---------
        Liabilities held for sale                                                              79,633          75,352
                                                                                             --------       ---------
        Net assets held for sale                                                             $ 70,717       $ 152,635
                                                                                             ========       =========

12.  Commitments and Contingencies

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

                             HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  Commitments and Contingencies (continued)

In  connection  with  various  UPREIT  transactions,  the  Company has agreed to maintain  certain  levels  of  nonrecourse  debt for a  period  of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed  properties (47% by number of apartment  communities of the owned  portfolio) for a period of 7 to 15 years except through a tax deferred  like-kind  exchange.  The remaining  terms on the sale restrictions range from 1 to 9 years.

Guarantees

As of September 30, 2006, the Company,  through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited  partners for a remaining  period of nine years  totaling approximately  $3,000.  As of September 30, 2006, there were no known conditions that  would  make such  payments  necessary  relating  to these  guarantees.  In addition,  the  Company,  acting as  general  partner  in this  partnership,  is obligated to advance funds to meet partnership operating deficits.

13.  Related Party Transactions

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to Home  Leasing LLC ("Home  Leasing"),  which was owned by
Nelson and Norman Leenhouts and is now owned by Nelson Leenhouts.  This division managed approximately 2.2 million square feet of gross leasable area, as well as certain planned communities. The initial amount paid was $82. Subsequently, some of those assets were transferred from Home Leasing to Broadstone Real Estate LLC
("Broadstone"),  which is owned by Norman Leenhouts.  In addition to the initial amount,  the Company is entitled to receive a percentage of the  management  fee received  by  Broadstone  in  connection  with  the  management  of  one  of the commercial properties for a period not to exceed 36 months. The expected monthly fee as  outlined  in the  contract  is  approximately  $3.4 or $40 per year.  If
Broadstone  continues to manage the  property  for three  years,  the Company is expected to receive total additional deferred purchase price of $135. Additional deferred  purchase  price of $34 was  recognized  during the nine  months  ended
September 30, 2006. The cumulative  gain  recognized on the sale of these assets through  September 30, 2006 amounted to $98. If the  management of this property is  retained  for the  entire  three  years the  Company  expects  to receive an additional $6 for the period  October 1, 2006 through  January 1, 2007. The gain on sale would then be approximately $104.

14.  Subsequent Events

October 4, 2006,  the Company  acquired two  communities  located in Bel Air and
Cockeysville,  Maryland,  with a total of 320 units  from a single  seller for a total of $32.4  million.  The  transaction  consisted of the  assumption  of two mortgages:  a $5.0  million  fixed rate  mortgage at an  interest  rate of 5.69%
maturing on September 1, 2013 (fair market value of $5.2  million),  and; a $6.4 million fixed rate  mortgage at an interest  rate of 5.30%  maturing on April 1,
2013,  and $20.4  million of UPREIT  Units.  The balance was funded  through the
Company's line of credit.

On October 24, 2006,  the Company  issued $200 million  (including a $25 million over-allotment  purchase  option  exercised  after  the  original  $175  million issuance) of  exchangeable  senior notes with a coupon of 4.125%.  The notes are convertible  into cash equal to the  principal  amount of the notes and,  at the
Company's option,  cash or common stock at the rate of 13.6357 shares per $1,000 principal  amount  (equivalent to an initial exchange price of $73.34 per share)
subject to adjustment. The notes are not redeemable at the option of the Company for five years,  except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain  designated  events.  In  addition,  prior to November  1, 2011,  the holders may require  the  Company to  repurchase  the notes on November 1, 2011,
2016 and 2021.

On October 24, 2006,  simultaneously with the closing of the exchangeable senior notes,  the Company  repurchased  933,000  shares of common  stock at a price of
$62.15 per share and paid off the amount outstanding on the line of credit.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.   Subsequent Events (continued)

On October 27,  2006,  the Board of  Directors  approved a dividend of $0.65 per share on its common stock for the quarter ended  September 30, 2006. This is the equivalent of an annual distribution of $2.60 per share. The dividend is payable
November 28, 2006 to shareholders of record on November 17, 2006.

On October 27, 2006, the Company also declared a regular dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  November 30, 2006.  The dividend on the  preferred  shares is payable on
November 30, 2006 to  shareholders of record on November 17, 2006. This dividend is equivalent to an annualized rate of $2.25 per share.

On October 27, 2006, the Board of Directors  increased  authorization  under the stock repurchase  program by 2,000,000 shares,  after which, the total remaining authorization was 2,606,448 shares.

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

The Company intends to meet its short-term  liquidity  requirements  through net cash flows provided by operating  activities,  its unsecured line of credit, and sale of exchangeable senior notes. The Company considers its ability to generate cash to be adequate to meet all operating requirements and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

Cash  provided by  operating  activities  was $116,392 for the nine months ended
September 30, 2006 compared to $103,220 for the same period in 2005.  The change is  primarily  due to  higher  income  from  both  continuing  and  discontinued
operations driven by higher average rents and higher occupancies during the 2006 period,  plus a reduction  in prepaid  property  taxes  resulting  from the 2006
Disposition  Communities.  Cash provided by (used in) investing  activities  was
$92,156 for the nine months ended  September 30, 2006 compared to ($166,564) for the same period in 2005.  The change is primarily due to the proceeds  resulting from the 2006  Disposition  Communities.  Cash  provided by (used in)  financing activities was ($206,239) for the nine months ended  September 30, 2006 compared to  $60,683  for the same  period in 2005.  The change is  primarily  due to the payment of $73 million of mortgages related to the 2006 Disposition Communities,
$58 million net pay down of the line of credit,  $44 million less  proceeds from mortgage debt in connection with new  acquisitions,  and $26 million  additional cash used in the stock buy back program in the 2006 period;  partially offset by
$16 million increased  proceeds from stock options exercised in the 2006 period.
The 2006 period also  included  $86 million  less cash  provided  from  mortgage refinancing than the 2005 period.

As of September 30, 2006, the Company had an unsecured line of credit  agreement with M&T Bank of $140 million  which  expires  September 1, 2008.  The Company's outstanding  balance as of September  30, 2006,  was $59.5  million.  Borrowings under the line of credit bear  interest at .75% over the  one-month  LIBOR rate.
Accordingly,  increases in interest  rates will increase the Company's  interest expense and as a result  will affect the  Company's  results of  operations  and financial  condition.  The Company repaid all of the amounts  outstanding on the line of credit on October 24, 2006 with the proceeds of its 4.125%  exchangeable senior notes due 2026, described below.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its unsecured  credit  facility,  it intends to satisfy  such  requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of
UPREIT Units,  proceeds from the Dividend  Reinvestment  Plan  ("DRIP"),  or the issuance of additional debt and equity securities. As of September 30, 2006, the
Company owned 22 properties with 4,532 apartment units,  which were unencumbered by debt.

A  significant  source of  liquidity  in 2006 is expected to be from the sale of properties.  Management has included in its operating plan that the Company will strategically  dispose of  specified  assets in 2006.  The Company has sold $238 million to date.  In August  2006,  the Company  announced  their  intention  to strategically  dispose  of its  Upstate  New York  portfolio.  These  assets are classified as held for sale at September 30, 2006. The Company has the portfolio under  contract for sale and expects the closing to occur no later than December
31, 2006.

On October 24, 2006,  the Company  issued $200 million  (including a $25 million over-allotment  purchase  option  exercised  after  the  original  $175  million issuance) of  exchangeable  senior notes with a coupon of 4.125%.  The notes are convertible  into cash equal to the  principal  amount of the notes and,  at the
Company's option,  cash or common stock at the rate of 13.6357 shares per $1,000 principal  amount  (equivalent to an initial exchange price of $73.34 per share)
subject to adjustment. The notes are not redeemable at the option of the Company for five years,  except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain  designated  events.  In  addition,  prior to November  1, 2011,  the holders may require  the  Company to  repurchase  the notes on November 1, 2011,
2016 and 2021.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration statement at September 30, 2006 was $144.4 million.

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

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital for the Company.  During 2005,  the Company  issued $55.6  million of
UPREIT Units as  consideration  for three  acquired  properties.  During October
2006, the Company issued $20.4 million of UPREIT Units as consideration  for two acquired properties.

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
Management will continue to monitor the relationship between the Company's stock price and estimated net asset value. In addition, in the fourth quarter of 2004, the Company began meeting share demand in the program  through share  repurchase by the transfer agent in the open market on the Company's  behalf instead of new share issuance.  This removes essentially 100% of the dilution caused by issuing new  shares at a price  less than the net asset  value.  During  the first  nine months of 2006, the Company's additional capital raised under the DRIP netted to zero after  taking  into  account  share  repurchases  used in lieu of new stock issuance.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under  which the  Company may  repurchase  shares of its common  stock or UPREIT
Units.  The  shares/units  may be  repurchased  through open market or privately negotiated  transactions  at the discretion of Company  management.  The Board's action  did not  establish  a target  stock  price or a specific  timetable  for repurchase.  During the nine months ended September 30, 2006,  1,680,521  shares were  repurchased  by the  Company.  At  September  30,  2006,  the  Company had
authorization to repurchase an additional 1,539,674 shares. On October 24, 2006, the Company  repurchased  933,000 shares of its common stock at $62.15 per share pursuant to a special authorization by the Board of Directors in connection with the issuance f its 4.125%  exchangeable  senior  notes due 2026.  On October 27,
2006 the  Board of  Directors  of the  Company  authorized  repurchase  of up to
2,000,000  additional shares. The Company will continue to monitor stock prices, the published net asset value,  and  acquisition  alternatives  to determine the current  best use of  capital  between  the two  major  uses of  capital - stock buyback and acquisitions.

As of September 30, 2006, the weighted average rate of interest on mortgage debt was 5.8%  and the  weighted  average  maturity  is  approximately  seven  years.
Approximately  95% of the debt bears  interest at a fixed rate.  This limits the exposure  to  changes in  interest  rates,  minimizing  the effect on results of operations and financial condition.

Variable Interest Entities

Effective  March 31,  2004,  the Company  adopted FASB  Interpretation  No. 46R,
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated  Financial  Statements  ("FIN 46R"). The  interpretation  addresses consolidation  by  businesses of special  purpose  entities  (variable  interest entities, "VIE").

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit guarantee to its limited partner.  The Company is responsible to fund operating  deficits  to the  extent  there  are any and  can  receive  operating incentive  awards  when cash  flows  reach  certain  levels.  The  effect on the consolidated  balance  sheet as of  September  30, 2006 is an increase in "Total assets" of  $20,391,  an  increase in "Total  liabilities"  of  $17,662,  and an increase in  "Minority  interest" of $2,729.  Of the $17,662  increase in "Total liabilities," $16,821 represents non-recourse mortgage debt.

Effective  June 30, 2005, the Company was under contract or letter of intent for the sale of three  VIEs.  The  Company  performed  a  valuation  analysis on the underlying investment of one VIE, and as a result, recorded an impairment charge of $400 for the nine  months  ended  September  30,  2005 to adjust the net book value of the Company's investment in the property to the estimate of fair market value.  This VIE was no longer considered held for sale as of December 31, 2005, and is included in the consolidated results of operations for both the three and nine months ending September 30, 2006 and 2005.

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

The Company, through its general partnership interest in the VIE, has guaranteed the low income  housing  tax  credits to the  limited  partners  for a remaining period of nine years totaling  approximately $3,000. Such guarantee requires the
Company to operate the property in compliance with Internal Revenue Code Section
42 for 15 years. In addition, acting as the general partner in this partnership, the  Company  is  obligated  to  advance  funds  to meet  partnership  operating deficits.  The  Company  believes  the  property's  operations  conform  to  the applicable requirements as set forth above.

Acquisitions and Dispositions

On September 7, 2006,  the Company  purchased two apartment  communities  from a single  seller  consisting  of 348  and  264  units,  respectively,  for a total purchase price of $83.1 million ($48.9 million and $34.2 million, respectively).
The  transaction  consisted of the assumption of two mortgages:  a $22.0 million fixed rate  mortgage  at an interest  rate of 7.63%  maturing on October 1, 2010
(fair market value of $23.7  million),  and; a $20.4 million fixed rate mortgage at an interest  rate of 7.05%  maturing on August 1, 2011 (fair  market value of
$21.7 million). The balance was funded through the Company's line of credit.

There were no  dispositions  during  the third  quarter  of 2006;  however,  the
Company  has  classified  as held for sale the  entire  Upstate  portfolio.  The
Upstate  portfolio  consists of eighteen  communities with 4,567 units in total;
four properties and 1,644  apartment  units in Buffalo,  NY, nine properties and
1,680 apartment  units in Rochester,  NY and five properties and 1,243 apartment units in  Syracuse,  NY. The Company has  announced  the signing of a definitive contract  to sell the  portfolio  and  expects  closing  to occur in the  fourth quarter of 2006.

Contractual Obligations and Other Commitments

The primary  obligations of the Company relate to its borrowings  under the line of credit and mortgage  notes  payable.  The Company's line of credit matures in
September 2008 and had $59.5 million outstanding at September 30, 2006. The $1.9 billion in mortgage notes payable have varying  maturities  ranging from 1 to 35 years.  The weighted average interest rate of the Company's fixed rate notes was
5.80% and 5.95% at September 30, 2006 and December 31, 2005,  respectively.  The weighted average  interest rate of the Company's  variable rate notes and credit facility  was 5.77% and  4.82% at  September  30,  2006 and  December 31,  2005,
respectively.

On October 24, 2006,  the Company  issued $200 million  (including a $25 million over-allotment  purchase  option  exercised  after  the  original  $175  million issuance) of  exchangeable  senior notes with a coupon of 4.125%.  The notes are convertible  into cash equal to the  principal  amount of the notes and,  at the
Company's option,  cash or common stock at the rate of 13.6357 shares per $1,000 principal  amount  (equivalent to an initial exchange price of $73.34 per share)
subject to adjustment. The notes are not redeemable at the option of the Company for five years,  except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain  designated  events.  In  addition,  prior to November  1, 2011,  the holders may require  the  Company to  repurchase  the notes on November 1, 2011,
2016 and 2021.

The  Company  has a  non-cancelable  operating  ground  lease  for  one  of  its properties that is held for sale. The lease expires May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each.
The lease provides for  contingent  rental  payments  based on certain  variable factors.  At September 30, 2006,  future minimum rental payments  required under the lease are $70 per year until the lease expires.

The Company  leases its corporate  office space from an affiliate and the office space for its regional offices from non-affiliated  third parties. The corporate office  space  requires an annual base rent plus a pro-rata  portion of property improvements,  real estate  taxes,  and common area  maintenance.  The  regional office leases require an annual base rent plus a pro-rata portion of real estate taxes.

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

The  Company  estimates  that on an  annual  basis  $525  per  unit is  spent on recurring capital expenditures. During the three and nine months ended September
30, 2006 and 2005,  approximately $131 per unit and $393 per unit, respectively, was  estimated to be spent on recurring  capital  expenditures.  The table below summarizes  the actual total capital  improvements,  (including  assets held for sale) incurred by major categories for the three and nine months ended September
30, 2006 and 2005 and an estimate of the breakdown of total capital improvements by major categories  between  recurring and  non-recurring,  revenue  generating capital  improvements  for the three and nine months ended September 30, 2006 as follows:

                                                     For the three months ended September 30,
                                                       (in thousands, except per unit data)
                                                            2006                                             2005
                                -----------------------------------------------------------------    ---------------------
                                                          Non-                     Total                    Total
                                 Recurring      Per  Recurring      Per          Capital      Per         Capital      Per
                                    Cap Ex  Unit(a)     Cap Ex  Unit(a)     Improvements  Unit(a)    Improvements  Unit(a)
                                    ------  -------     ------  -------     ------------  -------    ------------  -------
New buildings                       $    -    $   -     $  322     $  8           $  322     $  8         $ 1,374     $ 37
Major building improvements            881       23      2,585       67            3,466       90           5,926      161
Roof replacements                      320        8        973       25            1,293       33           2,192       60
Site improvements                      320        8      1,941       50            2,261       58           2,488       68
Apartment upgrades                     639       16      4,062      105            4,701      121           5,374      146
Appliances                             542       14        540       14            1,082       28           1,173       32
Carpeting/Flooring                   1,656       43      1,454       38            3,110       81           2,925       80
HVAC/Mechanicals                       494       13      3,350       86            3,844       99           3,606       98
Miscellaneous                          232        6        551       14              783       20             753       20
                                    ------    -----    -------     ----          -------     ----        --------     ----
Totals                              $5,084    $ 131    $15,778     $407          $20,862     $538        $ 25,811     $702
                                    ======    =====    =======     ====          =======     ====        ========     ====

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  31,253 core units,  4,567 held for sale units,  2005 acquisition units of 2,430 and 2006 acquisition units of 479 for the three months ended
     September  30, 2006 and 31,253 core units,  4,567 held for sale units,  and
     2005  acquisition  units of 948 for the three  months ended  September  30,
     2005.

                                                     For the nine months ended September 30,
                                                      (in thousands, except per unit data)
                                                           2006                                              2005
                              ------------------------------------------------------------------   ----------------------
                                                          Non-                    Total                    Total
                                 Recurring      Per  Recurring      Per         Capital      Per         Capital      Per
                                    Cap Ex  Unit(a)     Cap Ex  Unit(a)    Improvements  Unit(a)    Improvements  Unit(a)
                                    ------  -------     ------  -------    ------------  -------    ------------  -------
New buildings                      $     -     $  -    $ 1,858    $  48         $ 1,858   $   48         $ 3,678   $  101
Major building improvements          2,624       68     10,145      264          12,769      332          12,324      338
Roof replacements                      951       25      1,869       49           2,820       74           4,114      113
Site improvements                      951       25      4,980      130           5,931      155           5,081      140
Apartment upgrades                   1,903       49     10,453      272          12,356      321          14,267      392
Appliances                           1,614       42      1,437       37           3,051       79           2,960       81
Carpeting/Flooring                   4,930      128      2,770       72           7,700      200           7,172      197
HVAC/Mechanicals                     1,470       38      7,730      201           9,200      239           8,061      221
Miscellaneous                          692       18      1,858       48           2,550       66           2,538       70
                                   -------    -----   --------   ------         -------   ------         -------   ------
Totals                             $15,135    $ 393   $ 43,100   $1,121         $58,235   $1,514         $60,195   $1,653
                                   =======    =====   ========   ======         =======   ======         =======   ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  31,253 core units,  4,567 held for sale units,  2005 acquisition units of 2,430 and 2006 acquisition  units of 190 for the nine months ended
     September 30, 2006 and 31,253 core units,  4,567 held for sale units,  2005 acquisition units of 597 for the nine months ended September 30, 2005.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                                     For the three months ended September 30,
                                                       (in thousands, except per unit data)
                                                            2006                                      2005
                                ------------------------------------------------------------  ---------------------
                                                          Non-                  Total                Total
                                  Recurring    Per   Recurring   Per          Capital    Per        Capital     Per
                                     Cap Ex   Unit      Cap Ex  Unit     Improvements   Unit   Improvements    Unit
                                     ------   ----      ------  ----     ------------   ----   ------------    ----
Core Communities                    $ 4,105  $ 131    $ 13,578 $ 434         $ 17,683  $ 565       $ 22,498   $ 720
Held For Sale                           598    131         538   118            1,136    249          2,493     546
                                   --------  -----    -------- ------       --------  ------       --------  ------
Total Same Store                      4,703    131      14,116   394           18,819    525         24,991     698
2006 Acquisition Communities             60    131           -     -               60    121              -       -
2005 Acquisition Communities            321    131       1,662   684            1,983    815            820     865
                                   --------  -----    -------- ------       --------  ------       --------  ------
Sub-total                             5,084    131      15,778   407           20,862    538         25,811     702
2006 Disposed Communities                 -      -           -     -                -      -          1,475     287
2005 Disposed Communities                 -      -           -     -                -      -          1,050   1,467
Corporate office expenditures(1)          -      -           -     -              970      -            293       -
                                    -------  -----    -------- -----         --------   ----       --------   -----
Totals                              $ 5,084  $ 131    $ 15,778 $ 407         $ 21,832   $538       $ 28,629   $ 665
                                    =======  =====    ======== =====         ========   ====       ========   =====

                                                      For the nine months ended September 30,
                                                       (in thousands, except per unit data)
                                                            2006                                       2005
                                ------------------------------------------------------------  ----------------------
                                                          Non-                 Total                  Total
                                  Recurring    Per   Recurring    Per        Capital     Per        Capital     Per
                                     Cap Ex   Unit      Cap Ex   Unit   Improvements    Unit   Improvements    Unit
                                     ------   ----      ------   ----   ------------    ----   ------------    ----
Core Communities                   $ 12,310   $393     $36,536 $1,169       $ 48,846  $1,562       $ 53,262  $1,704
Held For Sale                         1,795    393       1,584    347          3,379     740          5,778   1,265
                                   --------  -----    -------- ------       --------  ------       --------  ------
Total Same Store                     14,105    393      38,120  1,064         52,225   1,457         59,040   1,648
2006 Acquisition Communities             75    393          70    368            145     761              -       -
2005 Acquisition Communities            955    393       4,910  2,021          5,865   2,414          1,155   1,935
                                   --------  -----    -------- ------       --------  ------       --------  ------
Sub-total                            15,135    393      43,100  1,121         58,235   1,514         60,195   1,653
2006 Disposed Communities             1,320    393       1,881    560          3,201     953          3,886     756
2005 Disposed Communities                 -      -           -      -              -       -          3,152   4,030
Corporate office expenditures(1)          -      -           -      -          2,934       -            720       -
                                   --------  -----    -------- ------       --------  ------       --------  ------
Totals                             $ 16,455  $ 393    $ 44,981 $1,076       $ 64,370  $1,469       $ 67,953  $1,588
                                   ========  =====    ======== ======       ========  ======       ========  ======

(1)  No distinction is made between recurring and non-recurring expenditures for
     corporate  office.   Corporate  office  expenditures  includes  principally
     computer hardware, software and office furniture and fixtures.

Results of Operations

Summary of Core properties

The Company had 106  apartment  communities  with 31,253  units which were owned during the three and nine months being  presented (the "Core  Properties").  The
Company has acquired/developed an additional thirteen apartment communities with
3,489 units during 2006 and 2005 (the  "Acquisition  Communities").  The Company
disposed of four apartment  communities with a total of 816 units and four VIE's during  2005 (the "2005  Disposition  Communities").  During  2006,  the Company
disposed  of  twenty-one  properties  with a total of  5,138  units  (the  "2006
Disposition Communities").  During the third quarter of 2006, the Company placed eighteen properties with a total of 4,567 units into held for sale status, which had full  quarter  results  for the  periods  being  presented  ("Held  for Sale
Communities").  The results of these disposed and held for sale  properties have been  classified as  discontinued  operations  and are not included in the table below. The inclusion of the Acquisition  Communities generally accounted for the significant  changes in  operating  results for the three and nine months  ended
September 30, 2006. In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                             Three Months                                 Nine Months
                                             ------------                                 -----------
                                  2006       2005   $ Change    % Change       2006       2005   $ Change    % Change
                                  ----       ----   --------    --------       ----       ----   --------    --------
Rent                          $ 95,042   $ 92,413     $2,629        2.8%   $283,207   $273,161    $10,046        3.7%
                              --------   --------     ------        ---    --------   --------    -------        ---
Utility recovery revenue         2,035      1,277        758       59.4%      5,496      1,556      3,940      253.2%
Other income                     4,796      4,229        567       13.4%     13,371     11,780      1,591       13.5%
                              --------   --------     ------        ---    --------   --------    -------        ---
Total property other income      6,831      5,506      1,325       24.1%     18,867     13,336      5,531       41.5%
                              --------   --------     ------        ---    --------   --------    -------        ---
Total revenue                  101,873     97,919      3,954        4.0%    302,074    286,497     15,577        5.4%
Operating and maintenance      (41,355)   (39,716)    (1,639)      (4.1%)  (127,884)  (123,901)    (3,983)      (3.2%)
                              --------   --------     ------        ---    --------   --------    -------        ---
Net operating income          $ 60,518   $ 58,203     $2,315        4.0%   $174,190   $162,596    $11,594        7.1%
                              ========   ========     ======        ===    ========   ========    =======        ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                             Three Months                                 Nine Months
                                             ------------                                 -----------
                                   2006      2005   $ Change    % Change       2006       2005   $ Change    % Change
                                   ----      ----   --------    --------       ----       ----   --------    --------
Rent                           $105,740   $96,316     $9,424        9.8%   $311,721   $281,149    $30,572       10.9%
                               --------   -------     ------        ---    --------   --------    -------       ----
Utility recovery revenue          2,250     1,301        949       72.9%      6,041      1,591      4,450      279.7%
Other income                      5,020     4,335        685       15.8%     14,006     12,027      1,979       16.5%
                               --------   -------     ------        ---    --------   --------    -------       ----
Total property other income       7,270     5,636      1,634       29.0%     20,047     13,618      6,429       47.2%
                               --------   -------     ------        ---    --------   --------    -------       ----
Total revenue                   113,010   101,952     11,058       10.8%    331,768    294,767     37,001       12.6%
Operating and maintenance      (45,650)  (42,105)    (3,545)      (8.4%)  (141,064)  (129,297)   (11,767)      (9.1%)
                               --------   -------     ------        ---    --------   --------    -------       ----
Net operating income            $67,360   $59,847     $7,513       12.6%   $190,704   $165,470    $25,234       15.2%
                                =======   =======     ======       ====    ========   ========    =======       ====

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

Comparison of three months ended September 30, 2006 to the same period in 2005

Of the $9,424 increase in rental income,  $6,770 is attributable to the Acquired
Communities;  and,  $2,629  is from the Core  Properties,  as the  result  of an increase  of 3.4% in  weighted  average  rental  rates,  partially  offset  by a decrease  in  occupancy  from  94.3% to 93.8%.  Occupancy  is  defined  as total possible rental income, net of vacancy and bad debt expense,  as a percentage of total  possible  rental income.  Total  possible  rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport charges,  revenue from corporate  apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $1,634. Of this increase, $341 is attributable to the Acquired Communities and $1,325 represents a 24.1% increase from the Core Properties. Included in the Core increase is $758
which   represents   increased   utility   recovery  charges  compared  to  2005
attributable  to the  Company's  water  & sewer  and  heat &  electric  recovery programs,  which  were  initiated  in the  second  quarter of 2005 and are being phased in through  the  second  quarter of 2007;  and, a $567  increase  in Core property other income  resulting  from increased  emphasis on charging late fees and early  termination  fees and an increase in  corporate  rentals  compared to
2005.

Interest  income  increased  $461 due to a portion  of second  quarter  property disposition  proceeds  being  held  by a  1031  exchange  intermediary  awaiting reinvestment into replacement property.

Other income  increased $1,216 due primarily to post closing  consultation  fees earned in connection with second quarter property dispositions.

Of the  $3,545  increase  in  operating  and  maintenance  expenses,  $2,409  is attributable to the Acquired  Communities,  partially  offset by a $503 decrease attributable to the consolidation of the VIE. The balance, a $1,639 increase, is attributable to the Core Properties and is primarily due to increases in repairs
& maintenance,  personnel costs, electricity, property insurance and natural gas heating costs partially  offset by reductions  advertising  expenses.  Repairs &
maintenance  is up $545 or 7.6%  over the prior  year  period  due to  favorable weather conditions during the third quarter of 2006,  enabling outside projects, which is typical seasonality  experienced between years.  Personnel costs are up
$492 or  6.0%.  The  increase  was due in part to  favorable  insurance  reserve adjustments in the 2005 quarter which did not occur in the 2006 quarter.  Before reserve adjustments,  personnel costs were up only 4.4%.  Electricity costs were up $242 or  12.7%;  however,  with the  phase in of the  recovery  program,  any reimbursements  from residents are being reflected in utility  recovery  income.
Property insurance increased $195, or 15.0%, due to the inclusion of our Florida properties  (which are relatively more expensive to insure) in Core  Properties, and also due to an 11.4% general increase in our property and general  liability premiums. Natural gas heating costs were up $105 or 6.6% from a year ago, due to higher costs per decatherm,  partially  offset by the savings  realized from the conservation  measures  implemented  during 2006.  Our actual cost for the third quarter  of 2006 was $9.26 per  decatherm  compared  to $7.37 in the  quarter of
2005. Advertising expense continues to provide positive comparisons as we target our dollar  spend in ways that  produce  results,  netting a $98 or 8.4% savings versus 2005.

For the upcoming  2006/2007 heating season we now have fixed contracts for 97.3%
of our  expected  natural  gas  usage at a  weighted  average  cost of $9.64 per decatherm.  The cost for the 2005/2006 heating season was  approximately  $10.16 per decatherm, or 5.1% higher than what is expected this year.

General  and  administrative  expense  increased  in 2006 by $713.  General  and administrative  expenses as a percentage of total revenues were 4.5% for 2006 as compared to 3.9% for 2005. The recently enacted accounting rules affecting stock options and  restricted  stock,  SFAS 123R,  required  the Company to  recognize compensation costs for  near-retirement-eligible  employees and directors over a shorter  vesting  period than 2005,  which coupled with a  significantly  higher stock price,  resulting in $198 higher  expense for the quarter.  The balance of the  increase  is the  direct  result of the  increase  in  corporate  incentive compensation  bonus accrued in 2006,  plus  increases in external costs incurred for auditing,  tax and  consultation  expense and external costs associated with the implementation of a property management software system.

Interest  expense  increased  in 2006 by  $2,666  as a result  of the  increased borrowings  in  connection  with  the  Acquisition  Communities  and  additional mortgage debt and refinanced mortgage debt incurred during 2006.

Depreciation and amortization  expense  increased $3,903 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties, offset by $1,600 in depreciation expense taken in the second quarter of 2006 but not in the third quarter of 2006 related to the  discontinued  operations of the
Upstate portfolio..

Included in  discontinued  operations  for the three months ended  September 30,
2006 are the operating results,  net of minority interest,  of the Held for Sale
Communities.  Included in  discontinued  operations  for the three  months ended
September 30, 2005 are the operating results,  net of minority interest,  of the
Held  for  Sale  Communities,  the  2006  Disposition  Communities  and the 2005
Disposition   Communities.   For   purposes  of  the   discontinued   operations
presentation,  the Company only includes  interest expense and losses from early extinguishment  of debt  associated with specific  mortgage  indebtedness of the properties that are sold or held for sale.

Comparison of nine months ended September 30, 2006 to the same period in 2005

Of the  $30,572  increase  in rental  income,  $20,247  is  attributable  to the
Acquired  Communities  and $279 is  attributable to the VIE. The balance of this increase,  or $10,046  which is from the Core  Properties,  was the result of an increase of 3.1% in weighted average rental rates, plus an increase in occupancy from 93.7% to 94.2%.  Occupancy is defined as total possible rental income,  net of vacancy  and bad debt  expense,  as a  percentage  of total  possible  rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport charges,  revenue from corporate  apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $6,429. Of this increase, $953 is attributable to the Acquired Communities and $5,531 represents a 41.5% increase from the Core  Properties,  partially  offset by a $55 decrease attributable  to the  VIE.  Included  in  the  Core  increase  is  $3,940  which represents  increased  utility  recovery  charges  compared  to 2005 and  $1,591 increase in Core property  other income  resulting  from  increased  emphasis on charging  late fees and early  termination  fees and an  increase  in  corporate rentals compared to 2005.

Interest  income  increased  $530  due  to a  portion  of the  2006  Disposition
Communities  proceeds  being  held  by a  1031  exchange  intermediary  awaiting reinvestment into replacement property.

Other income  increased  $1,210 due  primarily to the post closing  consultation fees earned in connection with the 2006 Disposition Communities.

Of the  $11,767  increase  in  operating  and  maintenance  expenses,  $7,763 is attributable to the Acquired Communities; and $3,983 is attributable to the Core
Properties  and is  primarily  due to  increases  in natural gas heating  costs, repairs  &  maintenance  and  property  insurance  expense  partially  offset by reductions in personnel costs,  advertising and snow removal costs.  Natural gas heating  costs were up $1,788 or 14.5% over 2005.  The  natural gas costs in the first quarter of 2006 were up $2,374 or 28.0% over the same period of 2005,  due primarily to significant increases in the cost of natural gas per decatherm.  In last year's first quarter we had a weighted  average cost of $6.23 per decatherm versus this year's first quarter average cost of $9.65. In the second quarter of
2006 we  realized  a  savings  versus  the  second  quarter  of  2005,  due to a combination  of milder  weather and  conservation  measures  put in place during
2006.  In the third  quarter of 2006,  natural gas heating costs were up $105 or
6.6% from a year ago, due to higher costs per decatherm, partially offset by the continued  savings realized from the conservation  measures  implemented  during
2006.  Repairs & maintenance  spending was up $813 or 4.4%  partially due to the seasonality  influenced by favorable weather conditions during the third quarter of 2006  enabling  more outside  projects to be  completed.  Property  insurance increased $1,119 or 29.2%, for the period primarily due to a general increase in our property and general liability premiums,  and losses to date which have been projected  using  actuarial  assumptions.  Personnel  expenses were down $576 or
2.2%,  due  to  favorable   experience  with  workers  compensation  and  health
insurance,  which resulted in a cost savings year over year. Advertising expense continues to provide positive  comparisons as we target our dollar spend in ways that produce results,  netting a $483 or 13.5% savings versus 2005. Snow removal costs were down $491 or 51.8%.  The first  half of 2006  produced  below  normal snowfalls compared to normal snowfall in 2005.

General and  administrative  expense  increased  in 2006 by $2,260.  General and administrative  expenses as a percentage of total revenues were 4.3% for 2006 as compared to 3.9% for 2005. The recently enacted accounting rules effecting stock options and  restricted  stock,  SFAS 123R,  required  the Company to  recognize
compensation   costs  for   retirement-eligible   and   near-retirement-eligible
employees and directors over a shorter vesting period than 2005,  coupled with a significantly higher stock price, resulting in $868 higher expense for 2006. The balance  of the  increase  is the direct  result of the  increase  in  corporate incentive  compensation  bonus  accrued  in 2006,  partially  offset by a $1,043 reduction in external costs incurred for auditing, tax and consultation expense, including  costs to comply with  Section 404 of  Sarbanes-Oxley.  A  significant portion of the costs in 2005 related to the non-recurring first year efforts for
Section 404 compliance.

Interest  expense  increased  in 2006 by  $11,231  as a result of the  increased borrowings in connection the  Acquisition  Communities  and additional  mortgage debt and refinanced mortgage debt incurred during 2006.

Depreciation and amortization  expense increased $11,547 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

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

Included in discontinued operations for the nine months ended September 30, 2006 are the operating  results,  net of minority  interest,  of the 2006 Disposition
Communities  and  the  Held  for  Sale  Communities.  Included  in  discontinued
operations  for the nine  months  ended  September  30,  2005 are the  operating results, net of minority interest, of the 2006 Disposition Communities, the 2005
Disposition  Communities and the Held for Sale Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early  extinguishment  of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the $2,161 net gain on  disposition  of property for the nine months ended September 30, 2006 is the sale of two apartment communities in New Jersey, where the Company recorded a gain on sale in the second quarter, net of minority interest, of approximately $3,112. This gain was partially offset by the loss on sale of 19 properties located in southeast Michigan, also in the second quarter, where the Company recorded a loss, net of minority interest, of $951.

Included in the $6,290 net gain on  disposition  of property for the nine months ended September 30, 2005 is the sale of an apartment  community in Philadelphia,
PA,  where the Company  recorded a gain on sale,  net of minority  interest,  of
$1,187;  and a gain  of sale of  $5,180,  net of  minority  interest,  from  the disposal of two VIE's through a transfer of deed in lieu of  foreclosure,  which is further discussed in the section entitled "Variable Interest Entities,".

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

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three and nine months ended September 30, 2006 and 2005 are presented below (in thousands):

                                                                             Three Months           Nine Months
                                                                             ------------           -----------
                                                                            2006      2005        2006        2005
                                                                            ----      ----        ----        ----
Net income available to common shareholders                               $ 10,361   $ 15,353    $ 25,502    $ 21,521
Real property depreciation and amortization                                 24,477     24,997      74,016      72,524
Minority interest                                                            3,381      3,219       7,344       6,939
Minority interest - income from discontinued operations                        873      1,130       3,013         524
Loss (gain) on disposition of discontinued operations                          200        958     (2,161)       1,036
                                                                          --------   --------    --------    --------
FFO - Basic as defined above                                                39,292     45,657     107,714     102,544
Loss from early extinguishment of debt in connection with sale of real
estate                                                                           -          -       2,970           -
                                                                          --------   --------    --------    --------
FFO - Basic as adjusted by the Company                                      39,292     45,657     110,684     102,544
Convertible preferred dividends (2)                                              -          -           -         879
                                                                          --------   --------    --------    --------
FFO - Diluted                                                             $ 39,292   $ 45,657    $107,714    $103,423
                                                                          ========   ========    ========    ========
Weighted average common shares/units outstanding (1):
     - Basic                                                              46,765.2   48,255.2    47,495.8    47,828.7
                                                                          ========   ========    ========    ========
     - Diluted (2)                                                        47,532.5   48,686.3    48,114.6    48,680.2
                                                                          ========   ========    ========    ========

(1)  The calculation assumes the conversion of dilutive common stock equivalents including  convertible  preferred  stock and the  conversion  of all UPREIT
     Units to common shares.

(2)  The  convertible  preferred  stock had a dilutive  effect;  therefore,  the convertible  preferred  dividends  are included in FFO diluted for the nine months ended September 30, 2005.

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

Calculation Presented for Series F Preferred Covenant:
                                                                                    Three months ended
                                                                      ------------------------------------------------
                                                                       Sept. 30,    June 30,     Mar. 31,    Dec. 31,
                                                                            2006        2006         2006        2005
                                                                            ----        ----         ----        ----
EBITDA
     Total revenues                                                     $115,255    $121,947     $119,416    $114,835
     Net operating income (loss) from discontinued operations              5,125       4,950        5,017       5,677
     Operating and maintenance                                          (45,650)    (49,397)     (58,135)    (51,801)
     General and administrative                                          (5,607)     (6,057)      (5,039)     (5,209)
                                                                        --------    --------     --------    --------
                                                                        $ 69,123    $ 71,443     $ 61,259     $63,502
Fixed Charges
     Interest expense                                                   $ 26,637    $ 27,717     $ 27,195     $25,793
     Interest expense on discontinued operations                           1,279       4,246        1,286       1,578
     Preferred dividends                                                   1,350       1,350        1,350       1,350
     Capitalized interest                                                    349         346          313         312
                                                                        --------    --------     --------    --------
                                                                        $ 29,615    $ 33,659     $ 30,144     $29,033

     Coverage ratio:                                                       2.33x       2.12x        2.03x       2.19x

Line of Credit

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to  maintain  certain  financial  ratios and  measurements.  The line of credit has not been used for long-term  financing  but adds a certain  amount of flexibility,  especially in meeting the Company's  acquisition goals. Many times it is easier to  temporarily  finance an  acquisition  or stock  repurchases  by short-term use of the line of credit,  with long-term secured financing or other sources of capital replenishing the line of credit availability.

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

Declaration of Dividend

On October 27,  2006,  the Board of  Directors  approved a dividend of $0.65 per share on its common stock for the quarter ended  September 30, 2006. This is the equivalent of an annual distribution of $2.60 per share. The dividend is payable
November 28, 2006 to shareholders of record on November 17, 2006.

On October 27, 2006, the Company also declared a regular dividend of $0.5625 per share on its Series F Cumulative  Redeemable  Preferred  Stock,  for the quarter ending  November 30, 2006.  The dividend on the  preferred  shares is payable on
November 30, 2006 to  shareholders of record on November 17, 2006. This dividend is equivalent to an annualized rate of $2.25 per share.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued  Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the  recognition and measurement of assets and  liabilities  associated  with tax positions  taken or expected to be taken in a tax return.  The Company  reviewed its current tax  positions for any potential  uncertain tax positions that would qualify under FIN 48. Based on its review,  the Company does not anticipate  that the adoption of FIN 48 in January
2007 will have a  material  impact  on the  Company's  cash  flows,  results  of operations, financial position or liquidity.

In September 2006, the Securities and Exchange  Commission  ("SEC") staff issued
Staff  Accounting  Bulletin  No.  108,  Considering  the  Effects  of Prior Year
Misstatements   when   Quantifying   Misstatements  in  Current  Year  Financial
Statements  ("SAB 108"). In SAB 108, the SEC staff  established an approach that requires  quantification  of  financial  statement  misstatements  based  on the effects of the misstatements on each of the company's  financial  statements and the related financial statement disclosures.  This model is commonly referred to as the "dual approach"  because it requires  quantification of errors under both the iron  curtain  and the  roll-over  methods.  The  roll-over  method  focuses primarily on the impact of a misstatement on the income statement, including the reversing  effect  of  prior  year  misstatements  but its  use can  lead to the accumulation of  misstatements  in the balance sheet.  The  iron-curtain  method focuses primarily on the effect of correcting the period-end  balance sheet with less  emphasis on the  reversing  effects on the prior year errors on the income statement.  The  Company  will  initially  apply  the  provisions  of SAB 108 in connection with the preparation of our annual financial  statements for the year ending December 31, 2006. The Company does not expect that the provisions of SAB
108 will have any impact on its financial statements.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's  primary  market risk exposure is interest rate risk. At September
30, 2006 and December 31,  2005, approximately 95% and 91%, respectively, of the
Company's debt bore interest at fixed rates with a weighted  average maturity of approximately 6.4 and 6.9 years,  respectively,  and a weighted average interest rate of approximately 5.80% and 5.95%,  respectively,  including the $28 million and $29 million,  respectively,  of debt which has been swapped to a fixed rate.
The  remainder of the  Company's  debt bears  interest at variable  rates with a weighted average maturity of approximately 17 and 12 years, respectively,  and a weighted  average interest rate of 5.25% and 4.54%,  respectively,  at September
30,  2006 and  December  31,  2005.  The  Company  does not  intend to utilize a significant  amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property  acquisition or stock  repurchase  with the intention to refinance at a later date. The Company believes,  however,  that in no event would increases in interest  expense as a result of inflation  significantly  impact the  Company's distributable cash flow.

At  September  30, 2006 and December  31,  2005,  the interest  rate risk on $28 million  and $29  million,  respectively,  of such  variable  rate debt has been mitigated  through the use of interest rate swap  agreements  (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the  counter-parties to the Swaps. The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At September  30, 2006 and December  31, 2005,  the fair value of the  Company's fixed and  variable  rate  debt,  including  the $28  million  and $29  million, respectively,  which was  swapped to a fixed rate,  amounted  to a liability  of
$1.90 billion and $1.89 billion,  respectively,  compared to its carrying amount of $1.88 billion and $1.84 billion,  respectively.  The Company estimates that a
100 basis point  increase in market  interest  rates at September 30, 2006 would have changed the fair value of the  Company's  fixed and variable rate debt to a liability of $1.81 billion.

The Company intends to  continuously  monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition,  the Company believes that it has the ability to obtain funds  through  additional  debt and/or  equity  offerings  and/or the issuance of UPREIT Units. Accordingly,  the cost of obtaining such interest rate protection  agreements  in relation to the Company's  access to capital  markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial  instruments for trading or speculative  purposes.
As of  September  30,  2006,  the  Company  had no other  material  exposure  to market risk.

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

The principal executive officer and principal financial officer evaluated, as of
September 30, 2006, the effectiveness of the disclosure  controls and procedures
(as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act"))  and have  determined  that  such disclosure controls and procedures are effective.

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

                              HOME PROPERTIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Refer to the Risk Factors  disclosure  in the  Company's  Form 10-K for the year ended  December  31,  2005.  There have been no  material  changes in these risk factors during the nine months ended  September 30, 2006 and through the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED
     SECURITIES

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action does not  establish a specific  target stock price or a specific timetable for share repurchase. In addition, participants in the Company's Stock
Benefit  Plan can use common  stock of the Company  that they already own to pay all or a portion of the exercise  price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized  but unissued  status,  and for purposes of this table is deemed to have been  repurchased  by the  Company.  At December  31,  2005,  the
Company had  authorization  to repurchase  3,220,195  shares of common stock and
UPREIT  Units  under the stock  repurchase  program.  During  2006,  the Company repurchased  1,680,521  shares at a cost of  $84,532,601.  The  following  table summarizes the total number of shares (units)  repurchased by the Company during the three months ended September 30, 2006.

                                                                          Total shares (units)      Maximum shares
                                           Total shares         Average   Purchased as part of    (units) that may
                                                (units)       price per     publicly-announced    yet be purchased
                 Period                    purchased(1)    share (unit)                program   under the program
                 ------                    ------------    ------------                -------   -----------------
Balance June 30, 2006                                                                                    1,539,674

July 1, 2006 to July 31, 2006                     2,651          $55.94                      -           1,539,674

August 1, 2006 to August 31, 2006                 1,582          $57.00                      -           1,539,674

September 1, 2006 to September 30, 2006           8,802        $  56.04                      -           1,539,674
                                                 ------        --------                                  ---------
                                                 13,035        $  56.13                      -           1,539,674
                                                 ======        ========                    ===           =========

(1)  During the three months ended  September 30, 2006, the Company  repurchased
     7,701 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's  Dividend  Reinvestment
     Plan ("DRIP"), which are included in this table.

ITEM 6.  EXHIBITS

Exhibit 1.0 Underwriting Agreement,  dated May 9, 2006, between Home Properties,
     Inc.,  UBS  Securities  LLC and the selling  shareholders  named  therein -
     incorporated by reference to the Form 8-K filed by Home Properties, Inc. on
     May 10, 2006

Exhibit 4.1 Seventh Amended and Restated Dividend  Reinvestment and Direct Stock
     Purchase  Plan -  incorporated  by  reference to the Form 8-K filed by Home
     Properties, Inc. on September 28, 2006

Exhibit  10.1  Development  Agreement,  dated  March  27,  2006  between  Nelson
     Leenhouts and Home Properties, Inc. - incorporated by reference to the Form
     8-K filed by Home Properties, Inc. on March 27, 2006

Exhibit 10.2  Agreement  for Purchase and Sale of Interests  Southeast  Michigan
     Portfolio,  dated April 26, 2006,  together with Second Amendment thereto -
     incorporated by reference to the Form 8-K filed by Home Properties, Inc. on
     June 30, 2006

Exhibit 10.3 Amendment Nos.  Eighty-Three  and Eighty-Four to the Second Amended
     and Restated Limited Partnership Agreement*

Exhibit 31.1 Section 302 Certification of Chief Executive Officer*

Exhibit 31.2 Section 302 Certification of Chief Financial Officer*

Exhibit 32.1 Section 906 Certification of Chief Executive Officer**

Exhibit 32.2 Section 906 Certification of Chief Financial Officer**

*Filed herewith
** Furnished herewith

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                           HOME PROPERTIES, INC.
                           (Registrant)

                           Date:    November 9, 2006
                                    -------------------------------------

                           By:      /s/ Edward J. Pettinella
                                    -------------------------------------
                                    Edward J. Pettinella
                                    President and Chief Executive Officer

                           Date:    November 9, 2006
                                    -------------------------------------

                           By:      /s/ David P. Gardner
                                    -------------------------------------
                                    David P. Gardner
                                    Executive Vice President and
                                    Chief Financial Officer

                                                                    EXHIBIT 10.3

                              Home Properties, L.P.
                          Amendment No. Eighty-Three to
                           Second Amended and Restated
                        Agreement of Limited Partnership

The  Second  Amended  and  Restated  Agreement  of Limited  Partnership  of Home
Properties,  L.P. (the  "Partnership  Agreement")  is hereby  amended  effective
August 15, 2006 to substitute the "Schedule A" attached hereto for the "Schedule
A"  currently  attached to the  Partnership  Agreement.  "Schedule  A" is hereby amended to reflect various changes.

GENERAL PARTNER
Home Properties, Inc.

/s/ Ann M. McCormick
--------------------
Ann M. McCormick
Secretary

LIMITED PARTNERS LISTED ON ATTACHED SCHEDULE A
By: Home Properties, Inc.
      as attorney-in-fact

/s/ Ann M. McCormick
--------------------
Ann M. McCormick
Secretary

(Schedule  A  setting  forth the  names,  addresses,  number  of units  held and percentage  interest of the partners has been omitted and will be furnished upon request).

                              Home Properties, L.P.
                          Amendment No. Eighty-Four to
                           Second Amended and Restated
                        Agreement of Limited Partnership

The  Second  Amended  and  Restated  Agreement  of Limited  Partnership  of Home
Properties,  L.P. (the  "Partnership  Agreement")  is hereby  amended  effective
October 4, 2006 to substitute the "Schedule A" attached hereto for the "Schedule
A"  currently  attached to the  Partnership  Agreement.  "Schedule  A" is hereby
amended  to  reflect  various   changes,   including  the  issuance  of  limited
partnership   interests  to  the  former  partners  of  Heritage  Woods  Limited
Partnership,   Clearfield  Estates  Limited  Partnership  and  Topfield  Limited
Partnership.

GENERAL PARTNER
Home Properties, Inc.

/s/ Ann M. McCormick
--------------------
Ann M. McCormick
Secretary

LIMITED PARTNERS LISTED ON ATTACHED SCHEDULE A
By: Home Properties, Inc.
      as attorney-in-fact

/s/ Ann M. McCormick
--------------------
Ann M. McCormick
Secretary

(Schedule  A  setting  forth the  names,  addresses,  number  of units  held and percentage  interest of the partners has been omitted and will be furnished upon request).

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     PURSUANT TO RULE 13a-14 PROMULGATED BY
                     THE SECURITIES AND EXCHANGE COMMISSION
           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Edward J Pettinella, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of Home  Properties,
     Inc.;

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

4.   The  registrant's  other  certifying  officer  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e))  and internal  control over financial  reporting  (as  defined  in  Exchange  Act Rules  13a-15(f)  and
     15d-15(f)) for the registrant and have:

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

5.   The registrant's  other certifying  officer and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
                                 November 9, 2006

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO RULE 13a-14 PROMULGATED BY
                     THE SECURITIES AND EXCHANGE COMMISSION
           (Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, David P. Gardner, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of Home  Properties,
     Inc.;

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

4.   The  registrant's  other  certifying  officer  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e))  and internal  control over financial  reporting  (as  defined  in  Exchange  Act Rules  13a-15(f)  and
     15d-15(f)) for the registrant and have:

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

5.   The registrant's  other certifying  officer and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

                          /s/ David P. Gardner
                          --------------------
                          David P. Gardner
                          Executive Vice President and Chief Financial Officer
                          November 9, 2006

                                                                    Exhibit 32.1

The  following   certification  is  furnished  as  provided  by  Rule  13a-14(b)
promulgated  under  the  Securities  Act of  1934  and  Item  601(b)(32)(ii)  of
Regulation S-K.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Home Properties, Inc. (the "Company")
on Form  10-Q for the  quarter  ended  September  30,  2006,  as filed  with the
Securities and Exchange Commission on November 9, 2006 (the "Report"), I, Edward
J. Pettinella,  President and Chief Executive  Officer of the Company,  certify, pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the  requirements  of Section 13(a) or 15(d)
     of the Securities Exchange Act of 1934, as amended; and

2.   The information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

                               By:      /s/ Edward J. Pettinella
                                        -------------------------------------
                                        Edward J. Pettinella
                                        President and Chief Executive Officer
                                        November 9, 2006

A signed  original of this  written  statement  required by Section 906 has been provided to Home Properties,  Inc. and will be retained by Home Properties, Inc.
and  furnished  to  the  Securities   and  Exchange   Commission  or  its  staff
upon request.

                                                                    Exhibit 32.2

The  following   certification  is  furnished  as  provided  by  Rule  13a-14(b)
promulgated  under  the  Securities  Act of  1934  and  Item  601(b)(32)(ii)  of
Regulation S-K.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Home Properties, Inc. (the "Company")
on Form  10-Q for the  quarter  ended  September  30,  2006,  as filed  with the
Securities and Exchange Commission on November 9, 2006 (the "Report"),  I, David
P. Gardner, Executive Vice President and Chief Financial Officer of the Company,
certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the  requirements  of Section 13(a) or 15(d)
     of the Securities Exchange Act of 1934, as amended; and

2.   The information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

                                 By:      /s/ David P. Gardner
                                          -----------------------------------
                                          David P. Gardner
                                          Executive Vice President and
                                          Chief Financial Officer
                                          November 9, 2006

A signed  original of this  written  statement  required by Section 906 has been provided to Home Properties,  Inc. and will be retained by Home Properties, Inc.
and  furnished  to  the  Securities   and  Exchange   Commission  or  its  staff
upon request.