Form 10-K
period 2006-12-31
HOME PROPERTIES INC
filed 2007-02-28
CIK 923118

                                                                   Page 1 of 120

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X)  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       or

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

                         Commission File Number 1-13136
                              HOME PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)

            MARYLAND                                            16-1455126
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
----------------------------        -----------------------------------------

           Securities registered pursuant to section 12(g) of the Act:

                          -----------------------------
                                (Title of class)

                          -----------------------------
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

YES                     NO       X
          ------               ------

The aggregate market value of the shares of common stock held by  non-affiliates
(based on the  closing  sale price on the New York Stock  Exchange)  on June 30,
2006, was approximately $1,796,700,000.

As of February 16, 2007, there were 33,205,831  shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         Document                                         Parts Into Which Incorporated

 Proxy Statement for the Annual Meeting of Stockholders to                           Part III
                  be held on May 1, 2007

                              HOME PROPERTIES, INC.
                              ---------------------
                                TABLE OF CONTENTS
                                -----------------
                                                                                              Page
                                                                                              ----
PART I.

        Item 1.   Business                                                                       4
        Item 1A.  Risk Factors                                                                  12
        Item 1B.  Unresolved Staff Comments                                                     16
        Item 2.   Properties                                                                    16
        Item 3.   Legal Proceedings                                                             22
        Item 4.   Submission of Matters to a Vote of Security Holders                           22
        Item 4A.  Executive Officers                                                            23

PART II.

        Item 5.   Market for the Registrant's Common Equity, Related Shareholder Matters, and
                           Issuer Purchases of Equity Securities                                25
        Item 6.   Selected Financial Data                                                       28
        Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                           31
        Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                    54
        Item 8.   Financial Statements and Supplementary Data                                   55
        Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                           Disclosure                                                           55
        Item 9A.  Controls and Procedures                                                       55
        Item 9B.  Other Information                                                             56

PART III.

        Item 10.  Directors and Executive Officers of the Registrant                            57
        Item 11.  Executive Compensation                                                        60
        Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                           Stockholders Matters                                                 60
        Item 13.  Certain Relationships and Related Transactions                                60
        Item 14.  Principal Accountant Fees and Services                                        60

PART IV.

        Item 15.  Exhibits, Financial Statement Schedules                                       61

                                     PART I

Forward-Looking Statements
--------------------------

This Form 10-K contains forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1934. Our actual results could differ materially from those set forth in each forward-looking  statement.  Certain  factors that might cause such a difference are  discussed in this report,  included in the section  entitled  "Overview" on page 31 of this Form 10-K.

Item 1.  Business
-------  --------

The Company
-----------

Home   Properties,   Inc.   ("Home   Properties"   or   the   "Company")   is  a
self-administered  and self-managed  real estate  investment trust ("REIT") that owns, operates,  acquires, develops and rehabilitates apartment communities. The
Company's  properties  are  regionally  focused  primarily in select  Northeast,
Mid-Atlantic and Southeast Florida markets of the United States. The Company was formed in November 1993 to continue and expand the  operations  of  Home Leasing
Corporation  ("Home Leasing").  The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

The Company conducts its business through Home Properties,  L.P. (the "Operating
Partnership"),  a New York limited partnership in which the Company held a 71.4%
partnership  interest as of December 31, 2006 (65.2% at December 31, 2005) (such interest has been  calculated  as the  percentage of  outstanding  common shares divided by the total outstanding common shares and limited  partnership units in the Operating Partnership ("UPREIT Units") outstanding) and a management company
-  Home  Properties  Resident  Services,  Inc.  ("HPRS"),  which  is a  Maryland corporation. Formerly, a portion of the Company's business was also conducted by
Home Properties Management,  Inc. also a Maryland corporation,  which was merged into HPRS on November 21, 2006.

Home  Properties,  through its affiliates  described  above,  as of December 31,
2006,  operated 127 communities with 39,136  apartment  units. Of these,  36,954 units in 123 communities are owned outright (the "Owned Properties"),  868 units in one  community  are  managed  and  partially  owned by the Company as general partner,  and 1,314 units in three  communities  are  managed  for other  owners
(collectively, the "Managed Properties").

The Owned Properties and the Managed Properties (collectively, the "Properties")
are concentrated in the following market areas:

                                Apts.   Apts. Managed As          Apts.        Apt.
Market Area                     Owned    General Partner    Fee Managed      Totals
-----------                     -----    ---------------    -----------      ------
Suburban Washington, D.C.       9,579                  -              -       9,579
Suburban New York City          8,340                  -              -       8,340
Baltimore, MD                   6,632                  -          1,314       7,946
Philadelphia, PA                6,467                  -              -       6,467
Chicago, IL                     2,242                  -              -       2,242
Boston, MA                      2,143                  -              -       2,143
Southeast Florida                 836                  -              -         836
Portland, ME                      715                  -              -         715
Columbus, OH                        -                868              -         868
                               ------                ---          -----      ------
Total # of Units               36,954                868          1,314      39,136
                               ======                ===          =====      ======
Total Number of Communities       123                  1              3         127

The Company's mission is to maximize  long-term  shareholder value by acquiring, repositioning,  developing and managing market-rate  apartment communities while enhancing the quality of life for its residents  and  providing  employees  with opportunities  for growth and  accomplishment.  Our vision is to be a  prominent owner and manager of market-rate apartment communities, located in selected high barrier,  high growth  markets.  The areas we have  targeted  for growth are the
Baltimore,   Boston,  New  York  City,   Philadelphia,   Southeast  Florida  and
Washington,  D.C.  regions.  We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

The  Company's  business  strategies  include:  (i)  aggressively  managing  and improving  its  communities  to achieve  increased net  operating  income;  (ii)
acquiring  additional  apartment  communities with attractive  returns at prices that  provide a positive  spread over the  Company's  long-term  blended cost of capital;  (iii)  developing  new  apartment  communities  on raw  land,  on land adjacent to existing owned communities and where there are density opportunities to replace existing garden  apartments with mid- or high-rise  structures;  (iv)
disposing of properties that have reached their potential, are less efficient to operate,  or are located in markets  where growth has slowed to a pace below the markets  targeted for  acquisition;  and (v)  maintaining  a strong and flexible capital structure with cost-effective access to the capital markets.

Structure
---------

The  Company was formed in November  1993 as a Maryland  corporation  and is the general partner of the Operating  Partnership.  On December 31, 2006, it owned a
72.8% interest in the Operating  Partnership  (such interest has been calculated as the  percentage of  outstanding  common and preferred  units in the Operating
Partnership owned by the Company divided by the total outstanding common shares, preferred  shares,  and UPREIT Units  outstanding) - one percent as sole general partner  and the  remainder  as a  limited  partner  through  its  wholly  owned subsidiary, Home Properties I, LLC, which owns 100% of the limited partner, Home
Properties  Trust.  A portion  of the  limited  partner  interests  held by Home
Properties  Trust as of  December  31,  2006  consisted  of all of the  Series F
Limited  Partnership  Units  (2,400,000  units,  or  4.9% of the  total).  Those preferred  interests in the Operating  Partnership  have rights and  preferences that mirror the rights and  preferences  of the holders of the related series of preferred shares in the Company. The remaining units (32,615,310 or 66.9% of the total) held by Home Properties Trust have basically the same rights as the other holders of the other UPREIT Units.  Those other holders are certain  individuals and entities who received UPREIT Units as  consideration  for their interests in entities owning apartment  communities  purchased by the Operating  Partnership, including certain officers and directors of the Company.

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

HPRS is and HP Management was, prior to its merger into HPRS in November 2006, a wholly  owned  subsidiary  of  the Company,  and as a  result  the  accompanying consolidated  financial statements include the accounts of both companies.  HPRS is and HP  Management  was a  taxable  REIT  subsidiary  under  the  Tax  Relief
Extension  Act of 1999.  HP  Management  was formed in January 1994 and HPRS was formed in December  1995.  Both  companies  managed,  for a fee,  certain of the commercial,  residential and development  activities of the Company and provided construction,  development and redevelopment  services for the Company. With the transfers of the affordable  management  properties  and  commercial  management contracts,  the amount of activity in HPRS and HP Management was minimal in 2006 and HP Management therefore was merged into HPRS.

In September 1997,  Home Properties  Trust ("QRS") was formed as a Maryland real estate trust and as a qualified REIT subsidiary. The QRS is wholly owned by Home
Properties  I, LLC  which is owned  100% by the  Company.  The QRS is a  limited partner of the Operating  Partnership and holds all of the Company's interest in the  Operating  Partnership,  except for the 1% held  directly by the Company as sole general partner.

The Company  currently  has  approximately  1,200  employees  and its  executive offices are  located at  850 Clinton  Square,  Rochester,  New York  14604.  Its
telephone number is (585) 546-4900.

Operating Strategies
--------------------

The  Company  will  continue  to  focus  on  enhancing  investment  returns  by:
(i) developing   new  apartments  and  acquiring   apartment   communities   and
repositioning  those apartment  communities for long-term  growth at prices that provide a positive spread over the Company's  long-term blended cost of capital;
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

Acquisition and Sale Strategies
-------------------------------

The Company's strategy is to grow primarily through  acquisitions in the suburbs
of  major   metropolitan   markets  that  have   significant   barriers  to  new
construction,  easy access to the Company's headquarters,  and enough apartments available for  acquisition  to achieve a critical  mass.  Targeted  markets also
possess  other  characteristics,   including  acquisition   opportunities  below
replacement  costs,  a mature  housing stock,  high average  single-family  home prices and stable or moderate job growth. The Company currently expects that its growth  will be  focused  primarily  within  suburban  sub-markets  of  selected metropolitan  areas within the  Northeast,  Mid-Atlantic  and Southeast  Florida regions of the United States where it has already  established  a presence.  The largest metropolitan areas the Company will focus on include Baltimore,  Boston,
New York City, Philadelphia, Southeast Florida, and Washington, D.C. The Company
may expand into new markets that possess the  characteristics  described  above.
Continued  geographic  specialization  is expected  to have a greater  impact on operating efficiencies versus widespread accumulation of properties. The Company will  continue to pursue the  acquisition  of  individual  properties as well as multi-property  portfolios.  It may also consider strategic investments in other apartment companies, as well as strategic alliances, such as joint ventures. The
Company has  anticipated  closing on  acquisitions of $400 million in its budget for 2007.

During 2006, the Company acquired eight  communities with a total of 3,067 units for an aggregate consideration of $360.1 million, or an average of approximately
$117,400  per  apartment  unit.  The  weighted   average   expected  first  year
capitalization rate for the acquired  communities was 6.7%.  Capitalization rate
("cap  rate") is defined as the rate of interest  used to convert the first year expected net operating  income ("NOI") less a 3.0%  management fee into a single present value. NOI is defined by the Company as rental income and property other
income  less  operating  and  maintenance   expenses.   The  acquisitions   were
concentrated in Boston, Baltimore and Washington, D.C.

During 2006, the Company  completed the sale of 39  communities  with a total of
9,705 units for an  aggregate  consideration  of $495.3  million,  at a weighted average expected first-year cap rate of 7.6%. Of the properties, 37 sold were in markets that management  viewed as mature markets (Detroit and Upstate New York)
where the  properties  had reached  their  potential.  The Company  recycled the proceeds  from  those  properties,  which  were  expected  to produce a weighted average  unleveraged  internal rate of return ("IRR") of 7.4%, with the purchase of properties  expected to produce an unleveraged IRR of 9.0%. IRR is defined as the  discount  rate at which the  present  value of the future cash flows of the investment  is equal to the cost of the  investment.  Several of the  properties sold were originally  acquired through  transactions  where the sellers received
UPREIT Units as  consideration  in order to provide them with the opportunity to defer tax obligations.  We refer to these transactions as "UPREIT transactions."
Generally,  in UPREIT transactions,  the Company has made certain commitments to the sellers  regarding the  Company's  sale of the  property.  As a result,  tax deferred  Section 1031 exchanges were used to continue to defer taxable gains of the UPREIT investor.

The Company will continue to  contemplate  the sale of some of its  communities.
Typically,  a property will be targeted for sale if management is of the opinion that it has reached its  potential or if it is located in a slower growth market or is less  efficient  to  operate.  A  certain  number  of the  properties  may originally  have been acquired  through UPREIT  transactions.  Therefore,  those sales will have to be matched with  suitable  acquisitions  using a tax deferred exchange.  The Company has  anticipated  closing on sales of  $50 million in its budget for 2007.

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

On December 31, 2006, the Company's debt was approximately  $2.1 billion and the debt-to-total  market  capitalization  ratio  was  42.9%  based on the  year-end closing  price of the  Company's  common stock of $59.27.  The weighted  average interest rate on the Company's  mortgage debt as of  December 31,  2006 was 5.8%
and the weighted average maturity was approximately six and one-half years. Debt maturities are staggered,  ranging from June 2007,  through  January 2042. As of
December 31, 2006, the Company had an unsecured line of credit facility from M&T
Bank of $140  million.  This  facility is available  for  acquisition  and other corporate  purposes and bears an interest rate at 0.75% over the one-month LIBOR rate. As of December 31, 2006,  the one-month  LIBOR rate was 5.3% and there was nothing outstanding on the line of credit.

Management  expects to  continue  to fund a portion of its  continued  growth by taking  advantage of its UPREIT  structure and using UPREIT Units as currency in acquisition  transactions.  During 2006,  the Company  issued  $20.4  million of
UPREIT Units as  consideration  for one  acquired  property.  During  2005,  the
Company  issued $55.6 million worth of UPREIT Units as  consideration  for three acquired properties. It is difficult to predict the level of demand from sellers for this type of transaction.

During  periods  when the  Company's  shares  are  trading  at a premium  to its estimate of net asset value ("NAV"), it is unlikely that management would engage in share repurchases.  In such circumstances,  it is more likely that management would  pursue  issuing  equity in order to raise  capital to be used to pay down existing  indebtedness.  This should be neutral to both  earnings  per share and
NAV,  increase the level of unencumbered  assets and better position the Company to fund future acquisition and development pipeline needs.

The Company's Board of Directors has approved a stock  repurchase  program under which the Company may  repurchase  shares of its  outstanding  common  stock and
UPREIT Units.  Shares or units may be repurchased  through the open market or in
privately-negotiated    transactions.    The    Company's    strategy    is   to
opportunistically  repurchase  shares at a discount to its  underlying net asset value, thereby continuing to build value for long-term shareholders. At December
31, 2004, there was approval  remaining to purchase 2,000,000 shares. On each of
February  16,  2005 and  November  4, 2005,  the Board of  Directors  approved a
2,000,000-share  increase in the stock  repurchase  program.  During  2005,  the
Company  repurchased  2,779,805 shares of its outstanding common stock at a cost of $111.7 million at a weighted average price of $40.20 per share.  During 2006, the Company  repurchased  2,613,747 shares of its outstanding  common stock at a cost of $142.5  million at a  weighted  average  price of $54.53  per share.  On
October 27, 2006, the Board of Directors approved an additional  2,000,000-share increase in the stock repurchase program, resulting in a remaining authorization level of 2,606,448 shares as of December 31, 2006.

Competition
-----------

The Company's  properties are primarily  located in developed  areas where there are other multi-family properties which directly compete for residents. There is also competition from single family homes and condominiums for sale or rent. The competitive  environment may have a detrimental  effect on the Company's ability to lease apartments at existing and at newly developed properties, as well as on rental rates.

In addition,  the Company  competes with other real estate  investors in seeking property for acquisition and development.  These competitors include pension and investment  funds,  insurance  companies,  private  investors,  local owners and developers and other apartment REITs. This competition could increase prices for properties  that the  Company  would like to purchase  and impact the  Company's ability to achieve its long-term growth targets.

The Company believes, however, that it is well positioned to compete effectively for both residents and properties as a result of its:

*    focus on  service  and  resident  satisfaction,  as  evidenced  by The Home
     Properties Pledge,  which provides a money-back service guarantee and lease flexibility;

*    ability to issue  UPREIT  Units in purchase  transactions,  which  provides sellers with the opportunity to defer taxes; and

*    unique  re-positioning  strategy that  differentiates  the Company from its competitors both for residents and properties.

Market Environment
------------------

The markets in which Home Properties  operates could be characterized as stable, with moderate levels of job growth. For 2006, there continues to be the trend of slightly lower job growth in the Company's  markets of 1.2% compared to 1.7% for the country.

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

New  construction  in the  Company's  markets is low  relative  to the  existing multifamily housing stock and compared to other regions of the country. In 2006,
Home Properties'  markets represented 27.7% of the total estimated existing U.S.
multifamily  housing  stock,  but only 19.9% of the country's  estimated net new supply of multifamily housing units.

An analysis of future  multifamily  supply  compared  to  projected  multifamily demand can indicate whether a particular  market is tightening,  softening or in equilibrium.  The  fourth to last  column in the  Multifamily  Supply and Demand table on Page 10 reflects  current  estimated  net new  multifamily  supply as a percentage of new  multifamily  demand for the Company's  markets and the United
States. In 2006, net new multifamily  supply as a percent of net new multifamily demand in Home Properties' markets was approximately 65%, compared to a national average of 68%. Both Home Properties' markets and the country as a whole seem to be tightening on a measurement of supply/demand equilibrium. In 2005, these same percentages were 71% and 81% for the Company and the country, respectively. On a year over  year  basis,  there  seems to be less  supply  to meet the  estimated demand.

The third to the last column in the Multifamily  Supply and Demand table on Page
10 shows the  estimated  net new  multifamily  supply  as  percent  of  existing multifamily  housing  stock.  In the  Company's  markets,  net new  supply  only represents 0.6% of the existing  multifamily housing stock. This compares to the national average net new multifamily supply estimates at 0.8% of the multifamily housing stock.

                               Market Demographics
                               -------------------
                                                      December     December                                      2006
                                                           Job          Job                               Multifamily
                                                        Growth       Growth                     2006     Units as a %          2006
                                % of          2006    Trailing     Trailing      December     Median         of Total   Multifamily
                               Owned     Number of   12 Months    12 Months  Unemployment       Home    Housing Units       Housing
MSA Market Area                Units    Households    % Change       Actual          Rate      Value        Stock (4)     Stock (5)
---------------                -----    ----------    --------       ------          ----      -----        ---------     ---------
Northern VA/DC                 25.9%     1,980,700        2.4%       71,200          2.9%    314,752            30.9%       642,981
Suburban New York City (1)     22.6%     6,842,970        0.6%       54,400          3.7%    385,095            44.9%     3,272,898
Baltimore, MD                  18.0%     1,032,049        1.1%       14,800          3.8%    246,006            21.9%       240,707
Eastern PA  (2)                17.5%     2,526,694        1.2%       38,000          3.9%    185,800            19.3%       521,041
Chicago, IL                     6.0%     3,416,814        1.1%       52,000          3.9%    232,978            32.5%     1,181,709
Boston, MA                      5.8%     1,710,643        0.7%       17,000          4.4%    379,590            33.2%       593,994
Southeast Florida (3)           2.3%     2,055,392        2.3%       56,700          3.1%    206,634            41.8%       971,424
Portland, ME                    1.9%       212,885        0.5%        1,000          3.3%    217,379            17.2%        43,266
-----------------------------------------------------------------------------------------------------------------------------------
Home Properties Markets       100.0%    19,778,147        1.2%      305,100          3.6%    290,192            35.3%     7,468,020
-----------------------------------------------------------------------------------------------------------------------------------
United States                          112,267,302        1.7%    2,301,000          4.6%    161,602            21.7%    26,915,288

(1)  Suburban New York City is defined for this report as New  York-Northern New
     Jersey-Long Island, NY-NJ-PA MSA.

(2)  Eastern     Pennsylvania     is    defined     for    this     report    as
     Philadelphia-Camden-Wilmington,          PA-NJ-DE-MD          MSA         &
     Allentown-Bethlehem-Easton PA-NJ MSA.

(3)  Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami
     Beach, FL MSA.

(4)  Based on  Claritas  2006  estimates  calculated  from the 2000 U.S.  Census figures.

(5)  2006 Multifamily Housing Stock is from Claritas estimates based on the 2000
     U.S. Census.

Sources:  Bureau of Labor Statistics (BLS);  Claritas,  Inc.; US Census Bureau -
Manufacturing & Construction Div.

Data collected is data available as of February 8, 2007 and in some cases may be preliminary.

BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.

Claritas,  Inc.  is a leading  provider of  precision  marketing  solutions  and related products/services.

U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce,  which promotes American business and trade.

                                                                 Multifamily Supply and Demand
                                                                 -----------------------------
                                                                     Estimated     Estimated      Estimated
                            Estimated                                     2006       Net New        Net New
                                 2006     Estimated     Estimated          New   Multifamily    Multifamily                Expected
                                  New          2006          2006  Multifamily   Supply as a    Supply as a                  Excess
                            Supply of   Multifamily       Net New    Household      % of New           % of     Expected    Revenue
                          Multifamily  Obsolescence   Multifamily       Demand   Multifamily    Multifamily       Excess     Growth
MSA Market Area                   (6)           (7)    Supply (8)          (9)        Demand          Stock  Demand (10)       (11)
---------------                   ---           ---    ----------          ---        ------          -----  -----------       ----

Northern VA/DC                  8,745         3,215         5,530       14,675         37.7%           0.9%        9,145       1.4%
Suburban New York City (1)     29,692        16,364        13,328       16,292         81.8%           0.4%        2,964       0.1%
Baltimore, MD                   1,699         1,204           495        2,162         22.9%           0.2%        1,667       0.7%
Eastern PA ((2))                3,643         2,605         1,038        4,892         21.2%           0.2%        3,854       0.7%
Chicago, IL                    14,432         5,909         8,523       11,272         75.6%           0.7%        2,749       0.2%
Boston, MA                      6,301         2,970         3,331        3,765         88.5%           0.6%          434       0.1%
Southeast Florida              17,738         4,857        12,881       15,808         81.5%           1.3%        2,927       0.3%
Portland, ME                      220           216             4          115          3.5%           0.0%          111       0.3%
-----------------------------------------------------------------------------------------------------------------------------------
Home Properties Markets        82,470        37,340        45,130       68,981         65.4%           0.6%       23,851       0.3%
-----------------------------------------------------------------------------------------------------------------------------------
United States                 360,999       134,576       226,423      333,044         68.0%           0.8%      106,621       0.4%

     (1)-(5) see footnotes prior page

(6)  Estimated  2006 New  Supply of  Multifamily  =  Multifamily  permits  (2006 figures U.S. Census Bureau, Mfg. & Constr.  Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at
     95%).

(7)  Estimated   2006   Multifamily   Obsolescence  =  0.5%  of  Estimated  2006
     multifamily housing stock.

(8)  Estimated  2006 Net New  Multifamily  Supply = Estimated 2006 New Supply of
     Multifamily - Estimated 2006 multifamily obsolescence.

(9)  Estimated  2006 New  Multifamily  Household  Demand = Trailing 12 month job growth  (Nonfarm,  not  seasonally  adjusted  payroll  employment  figures)
     (12/31/2005-12/31/2006)  multiplied  by the  expected  % of  new  household formations  resulting  from  new  jobs  (66.7%)  and  the % of  multifamily households in each market (based on Claritas estimates).

(10) Expected Excess Demand = Estimated 2006 New Multifamily  Household Demand -
     Estimated 2006 Net New Multifamily Supply.

(11) Expected  Excess  Revenue  Growth = Expected  Excess Demand divided by 2006
     Multifamily  Housing  Stock.  This  percentage  is  expected to reflect the relative  impact  that  changes in the  supply  and demand for  multifamily housing  units will have on  occupancy  rates  and/or  rental rates in each market,  beyond the  impact  caused by broader  economic  factors,  such as inflation and interest rates.

Environmental Matters
---------------------

Under  various  laws  and   regulations   relating  to  the  protection  of  the
environment, an owner of real estate may be held liable for the costs of removal or remediation  of certain  hazardous or toxic  substances  located on or in its
property.   Environmental   laws  include  those  regulating  the  existence  of
asbestos-containing  materials,  management of surfaces with  lead-based  paints
(including  related required notices to residents),  use of and/or the existence of underground storage tanks and waste management  activities.  These laws often impose  liability  without regard to whether the owner was  responsible  for, or even knew of, the presence of such  substances.  The presence of such substances may adversely affect the owner's ability to rent or sell the property or use the property as collateral.  Independent  environmental  consultants  have conducted
"Phase I"  environmental  site assessments  (which involve visual inspection but not soil or groundwater  analysis) on substantially all of the Owned Properties.
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

Available Information
---------------------

The  Company's  annual  reports  on Form 10-K,  quarterly  reports on Form 10-Q, current  reports on Form 8-K and other  reports  required by Sections  13(a) and
15(d) of the  Securities  Exchange Act of 1934, as amended,  are  electronically filed with the Securities and Exchange Commission  ("SEC").  The public may read and copy any  materials  the  Company  files  with the SEC at the  SEC's  Public
Reference Room at 100 F Street NE,  Washington,  DC 20549-2521.  Please call the
SEC at  1-800-SEC-0330  for further  information  on the operation of the Public
Reference  Room.  The SEC  maintains  a Web site at  www.sec.gov  that  contains reports,  proxy and  information  statements,  and other  information  regarding issuers that file electronically with the SEC.

Company Web Site
----------------

The  Company  maintains  an  Internet  Web site at  www.homeproperties.com.  The
Company  provides  free of charge  access to its reports filed with the SEC, and any amendments  thereto,  through this Web site.  These reports are available as soon as reasonably  practicable after the reports are filed  electronically with the SEC and are found under  "Investors/Financials/SEC  Filings."  In  addition, paper copies of annual and periodic  reports  filed with the SEC may be obtained at no charge by contacting the Corporate Secretary,  Home Properties,  Inc., 850
Clinton Square,  Rochester,  New York 14604. The address is also included within the SEC filings or under "Investors/Shareholder  Services/Contact  Information,"
on the Company's Web site.

Current  copies of the Company's  Code of Business  Conduct and Ethics,  Code of
Ethics  for Senior  Financial  Officers,  Corporate  Governance  Guidelines  and
Charters for the Audit, Compensation,  Corporate  Governance/Nominating and Real
Estate Investment Committees of the Board of Directors are also available on the
Company's     Web    site     under     the     heading     "Investors/Corporate
Governance/Highlights."  Copies of the these  documents are also available at no charge upon request  addressed to the  Corporate  Secretary at Home  Properties,
Inc.,  850  Clinton  Square,  Rochester,  New  York 14604.  The  address is also included on the Company's Web site under "Investors/Shareholder Services/Contact
Information".

The reference to our Web site does not  incorporate by reference the information contained in the Web site and such  information  should not be considered a part of this report.

Item 1A.  Risk Factors
--------  ------------

As used in this  section,  references  to  "we" or "us" or  "our"  refer  to the
Company, the Operating Partnership, and HPRS.

The following risks apply to Home  Properties,  the Operating  Partnership,  and
HPRS,  in addition to other risks and factors set forth  elsewhere  in this Form
10-K.

Real Estate Investment Risks
----------------------------

We are subject to risks that are part of owning real estate.
------------------------------------------------------------

Real  property  investments  are  subject  to varying  degrees  of risk.  If our communities  do not generate  revenues  sufficient to meet  operating  expenses, including  debt service and capital  expenditures,  our cash flow and ability to make distributions to our stockholders will be adversely affected. A multifamily apartment  community's  revenues  and value  may be  adversely  affected  by the general  economic  conditions;  local  economic  conditions;  local real  estate considerations  (such as over supply of or reduced demand for  apartments);  the
perception   by   prospective   residents   of  the  safety,   convenience   and
attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities;  and increased operating costs
(including real estate taxes and utilities).  Certain significant fixed expenses are  generally not reduced when  circumstances  cause a reduction in income from the investment.

We depend on rental income for cash flow to pay expenses and make distributions.
--------------------------------------------------------------------------------

We are dependent on rental income to pay operating expenses and to generate cash to enable us to make  distributions  to our  stockholders.  If we are  unable to attract and retain  residents or if our residents are unable,  due to an adverse change in the economic condition of the region or otherwise, to pay their rental obligations,  our  ability  to make  expected  distributions  will be  adversely affected. In addition,  the weather and other factors outside of our control can result in an increase in the operating expenses for which we are responsible.

Real  estate  investments  are  relatively  illiquid,  and we may not be able to
--------------------------------------------------------------------------------
respond to changing conditions quickly.
---------------------------------------

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

Our business is subject to competition.
---------------------------------------

We plan to continue to acquire additional multifamily  residential properties in the Northeast,  Mid-Atlantic and Southeast Florida regions of the United States.
There are a number of  multifamily  developers  and other real estate  companies that  compete  with  us  in  seeking  properties  for  acquisition,  prospective residents  and land for  development.  Most of our  properties  are in developed areas where there are other properties of the same type.  Competition from other properties may affect our ability to attract and retain  residents,  to increase rental  rates  and to  minimize  expenses  of  operation.  Competition  for  the acquisition of properties  could increase  prices for the types of properties we would like to pursue and adversely affect our financial performance.

Repositioning and development risks could affect our profitability.
-------------------------------------------------------------------

A key component of our strategy is to acquire  properties and to reposition them for long-term growth.  In addition,  we have developed and are in the process of developing new apartment  units.  We plan to continue to expand our  development activities.  A variety of factors could negatively  impact our ability to timely complete  repositioning  activities and to develop new units within  anticipated budgets and time-lines. These include delays in obtaining necessary governmental permits and authorizations and increased costs of construction. Our inability to charge rents that will be  sufficient  to offset the effects of these delays and any increase in costs may impair our profitability.

Short-term leases expose us to the effects of declining market conditions.
--------------------------------------------------------------------------

Virtually all of the leases for our Properties are short-term leases (generally, one year or  less).  Typically,  our  residents  can  leave  after  the end of a one-year lease term. As a result,  our rental  revenues are impacted by declines in market conditions more quickly than if our leases were for longer terms.

A significant  uninsured property or liability loss could adversely affect us in a material way.

Certain extraordinary losses may not be covered by our comprehensive  liability, fire,  extended and rental loss  insurance.  If an uninsured loss  occurred,  we could lose our investment in, and cash flow from, the affected  property (but we would be required to repay any indebtedness secured by that property and related taxes and other charges).

Compliance with laws and regulations may be costly.
---------------------------------------------------

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

Real Estate Financing Risks
---------------------------

There are general risks related to debt.
----------------------------------------

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

There is no legal limit on the amount of debt we can incur.
-----------------------------------------------------------

The Board of  Directors  has adopted a policy of limiting  our  indebtedness  to approximately 55% of our total market  capitalization (with the equity component of total market  capitalization based on the per share net asset value published by Home Properties in its most recent quarterly earnings press release), but our organizational  documents  do  not  contain  any  limitation  on the  amount  or percentage of indebtedness,  we may incur.  Accordingly,  the Board of Directors could alter or eliminate its current  policy on  borrowing.  If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely  affect our ability to make expected  distributions to stockholders  and increase the risk of default on our  indebtedness.  Our net asset  value  fluctuates  based  on a number  of  factors.  Our  line of  credit agreement and agreement with holders of our preferred  stock limit the amount of indebtedness we may incur.

We may not be able to refinance our debt when it matures.
---------------------------------------------------------

We are subject to the risks normally  associated with debt financing,  including the risk that our cash flow will be insufficient  to meet the required  payments of principal and interest.  Because a significant amount of the financing is not fully self-amortizing, we anticipate that only a portion of the principal of our indebtedness  will be repaid  prior to  maturity.  So, we will need to refinance debt. Accordingly, there is a risk that we will not be successful in refinancing existing  indebtedness  or that  the  terms of such  refinancing  will not be as favorable as the terms of the existing indebtedness.  We aim to stagger our debt maturities  with  the  goal of  minimizing  the  amount  of debt  which  must be refinanced in any year.

Financing may not be available and issuing equity could dilute our stockholders'
--------------------------------------------------------------------------------
interests.
----------

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

Federal Income Tax Risks
------------------------

There is no assurance that we will continue to qualify as a REIT.
-----------------------------------------------------------------

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

We are required to make certain distributions to qualify as a REIT, and there is no assurance that we will have the funds necessary to make the distributions.

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

Our failure to qualify as a REIT would have adverse consequences.
-----------------------------------------------------------------

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

The Operating  Partnership  intends to qualify as a partnership  but there is no
--------------------------------------------------------------------------------
guaranty that it will qualify.
------------------------------

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

Other Risks
-----------

The  ability  of our  stockholders  to effect a change of  control is limited by
--------------------------------------------------------------------------------
certain  provisions of our Articles of  Incorporation as well as by Maryland law
--------------------------------------------------------------------------------
and our Executive Retention Plan.
---------------------------------

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

In order for us to maintain our  qualification  as a REIT,  not more than 50% in value of our outstanding stock may be owned, directly or indirectly,  by five or fewer  individuals (as defined in the Code to include  certain  entities) at any time during the last half of its taxable year. We have limited  ownership of the issued and outstanding  shares of common stock by any single stockholder to 8.0%
of the aggregate value of our outstanding shares

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

As a Maryland  corporation,  we are subject to the  provisions  of the  Maryland
General  Corporation  Law.  Maryland law imposes  restrictions  on some business combinations  and requires  compliance  with  statutory  procedures  before some mergers and acquisitions may occur, which may delay or prevent offers to acquire us or increase the difficulty of completing any offers,  even if they are in our stockholders'  best  interests.  In addition,  other  provisions of the Maryland
General  Corporation  Law permit the Board of Directors to make elections and to take actions  without  stockholder  approval (such as classifying our Board such that the entire Board is not up to re-election annually) that, if made or taken, could have the effect of discouraging or delaying a change in control.

Also, to assure that our management has  appropriate  incentives to focus on our business and  Properties in the face of a change of control  situation,  we have adopted an executive  retention  plan which  provides  some key  employees  with salary,  bonus  and some  benefits  continuation  in the  event  of a change  of control.

Potential conflicts of interest could affect some directors' decisions.
-----------------------------------------------------------------------

Unlike persons acquiring common stock, certain of our directors,  who constitute less than a majority of the Board of  Directors,  own a  significant  portion of their  interest  in us  through  UPREIT  Units.  As a result of their  status as holders of UPREIT Units,  those  directors  and other limited  partners may have interests  that conflict with  stockholders  with respect to business  decisions affecting us and the Operating Partnership.  In particular,  those directors may suffer  different  or more  adverse  tax  consequences  than us upon the sale or
refinancing  of  some  of  the  Properties  as  a  result  of  unrealized   gain
attributable to those Properties. Thus, those directors and the stockholders may have different  objectives  regarding the appropriate  pricing and timing of any sale or refinancing  of Properties.  In addition,  those  directors,  as limited partners  of the  Operating  Partnership,  have  the  right to  approve  certain fundamental  transactions  such as the sale of all or  substantially  all of the assets of the Operating  Partnership,  merger or consolidation or dissolution of the Operating  Partnership and certain  amendments to the Operating  Partnership
Agreement.

The future sale of shares may negatively impact our stock price.
----------------------------------------------------------------

Sales of  substantial  amounts of shares of common stock in the public market or the  perception  that such sales might occur could  adversely  affect the market price of the common stock. The Operating  Partnership has issued and outstanding approximately  13.3 million  UPREIT  Units as of December  31, 2006,  to persons other than us or the Trust,  which may be exchanged on a  one-for-one  basis for shares of Common Stock under certain circumstances. In addition, Home Properties has granted options to purchase shares of stock to certain  directors,  officers and employees of Home Properties,  of which, as of December 31,  2006, 2,348,014 options remained outstanding and unexercised.

Item 1B.  Unresolved Staff Comments
--------  -------------------------

None.

Item 2.  Properties
-------  ----------

As of December  31, 2006,  the Owned  Properties  consisted  of 123  multifamily residential  communities  containing  36,954 apartment units. At the time of the
IPO (August 4, 1994),  Home Properties  owned 11  communities  containing  3,065 units and simultaneously with the closing of the IPO acquired an additional four communities  containing  926 units.  In 2006,  Home  Properties  acquired  3,067
apartment   units  in  eight   communities   for  a  total   purchase  price  of
$360.1 million.  Also in 2006, the Company sold 39  communities  with a total of
9,705 units for total consideration of $495.3 million.

The Owned  Properties are generally  located in established  markets in suburban neighborhoods  and  are  well  maintained  and  well  leased.  Average  economic occupancy at the Owned  Properties  was 93.9% for 2006.  Occupancy is defined as total  possible  rental  income,  net of  vacancy  and  bad  debt  expense  as a percentage of total  possible  rental income.  Total  possible  rental income is determined  by valuing  occupied  units at  contract  rates and vacant  units at market rents.  The Owned  Properties are typically two- and  three-story  garden style apartment  buildings in landscaped settings and a majority are of brick or other masonry  construction.  The Company  believes that its strategic  focus on appealing to middle income residents and the quality of the services it provides to such residents  results in lower resident  turnover.  Average turnover at the
Owned Properties was  approximately  44% for 2006, which is significantly  below the national average of approximately 60% for garden-style apartments.

Resident  leases are generally for a one year term.  Security  deposits equal to one month's rent or less are generally required.

Certain  of the  Owned  Properties  secure  mortgage  loans.  See  Schedule  III contained herein (F-39 to F-42).

The  table  on  the  following  pages  illustrates   certain  of  the  important
characteristics of the Owned Properties as of December 31, 2006.

Communities Wholly Owned and Managed by Home Properties

                                                                         (2)         (3)        (3)     2006      2005
                                                           Average      2006        2006       2005   Avg Mo    Avg Mo 12/31/2006
                                          #    Age             Apt         %     Average    Average     Rent      Rent      Total
                                         Of     In   Year     Size  Resident           %          %     Rate      Rate       Cost
Regional Area                          Apts  Years    Acq  (Sq Ft)   Tumover   Occupancy  Occupancy  per Apt   per Apt      (000)
-------------                          ----  -----    ---  -------   -------   ---------  ---------  -------   -------      -----
                    Core Communities (1)
                    --------------------
FL-Southeast        The Hamptons        668     17   2004    1,052       52%         94%        96%     $979      $878    $63,628
FL-Southeast        Vinings at
                    Hampton Village     168     17   2004    1,207       42%         94%        95%    1,060       956     15,843
IL-Chicago          Blackhawk
                    Apartments          371     45   2000      793       49%         92%        91%      845       827     23,486
IL-Chicago          Courtyards
                    Village             224     35   2001      674       50%         96%        94%      771       751     16,579
IL-Chicago          Cypress Place       192     36   2000      852       40%         95%        93%      904       887     13,981
IL-Chicago          The Colony          783     33   1999      704       50%         95%        93%      816       807     53,939
IL-Chicago          The New Colonies    672     32   1998      657       55%         93%        91%      701       699     34,072
MA-Boston           Gardencrest
                    Apartments          696     58   2002      847       32%         96%        95%    1,380     1,326    105,291
MA-Boston           Stone Ends
                    Apartments          280     27   2003      815       44%         96%        96%    1,212     1,175     37,008
MA-Boston           The Village at
                    Marshfield          276     34   2004      735       41%         94%        94%    1,128     1,099     34,014
MD-Baltimore        Bonnie Ridge
                    Apartments          960     40   1999      998       39%         93%        92%    1,008       984     77,817
MD-Baltimore        Canterbury
                    Apartments          618     28   1999      934       46%         95%        93%      869       829     35,695
MD-Baltimore        Country Village
                    Apartments          344     35   1998      776       48%         93%        93%      837       803     22,716
MD-Baltimore        Falcon Crest
                    Townhomes           396     37   1999      993       50%         91%        91%      929       883     22,676
MD-Baltimore        Fenland Field       234     36   2001      934       45%         92%        94%    1,057     1,025     19,630
MD-Baltimore        Gateway Village
                    Apartments          132     17   1999      963       47%         92%        93%    1,205     1,144     10,335
MD-Baltimore        Mill Towne
                    Village             384     33   2001      812       42%         94%        95%      816       787     28,200
MD-Baltimore        Morningside
                    Heights
                    Apartments        1,050     41   1998      864       45%         94%        94%      830       807     60,667
MD-Baltimore        Owings Run
                    Apartments          504     11   1999    1,136       44%         94%        94%    1,080     1,008     43,827
MD-Baltimore        Selford
                    Townhomes           102     19   1999      987       44%         94%        92%    1,229     1,193      8,102
MD-Baltimore        Shakespeare
                    Park Apartments      84     23   1999      793       19%         98%        97%      825       810      4,973
MD-Baltimore        The Manor
                    Apartments (MD)     435     37   2001    1,004       39%         93%        92%    1,123     1,113     46,259
MD-Baltimore        Timbercroft
                    Townhomes           284     34   1999      998       17%         99%        99%      797       767     12,858
MD-Baltimore        Village Square
                    (MD)                370     38   1999      948       45%         95%        96%    1,085     1,034     24,281
MD-Baltimore        Woodholme Manor
                    Apartments          177     37   2001      817       26%         94%        91%      788       733     10,263
ME-Portland         Mill Company
                    Gardens              95     55   1998      542       68%         94%        95%      758       747      3,383
ME-Portland         Redbank Village
                    Apartments          500     62   1998      735       40%         93%        92%      805       793     25,621
NJ-Northern         Chatham Hill
                    Apartments          308     39   2004      944       33%         96%        95%    1,574     1,503     55,508
NJ-Northern         East Hill
                    Gardens              33     48   1998      654       24%         98%        96%    1,441     1,386      3,092
NJ-Northern         Lakeview
                    Apartments          106     57   1998      492       35%         98%        97%    1,247     1,195      8,424
NJ-Northern         Northwood
                    Apartments          134     41   2004      937       38%         94%        97%    1,194     1,139     16,426
NJ-Northern         Oak Manor
                    Apartments           77     50   1998      918       26%         98%        97%    1,713     1,682      7,742
NJ-Northern         Pleasant View
                    Gardens           1,142     38   1998      746       35%         94%        93%    1,060     1,022     77,204
NJ-Northern         Pleasure Bay
                    Apartments          270     35   1998      685       43%         94%        96%    1,054       999     15,626
NJ-Northern         Regency Club
                    Apartments          372     32   2004      941       48%         92%        94%    1,105     1,072     41,167
NJ-Northern         Royal Gardens
                    Apartments          550     38   1997      874       33%         93%        92%    1,128     1,083     34,709
NJ-Northern         Wayne Village       275     41   1998      760       37%         97%        96%    1,281     1,219     22,257
NJ-Northern         Windsor Realty
                    Company              67     53   1998      628       48%         94%        95%    1,136     1,101      5,720
NY-Alb/Hudson       Carriage Hill
Valley              Apartments          140     33   1996      898       64%         95%        93%    1,196     1,211      8,501
NY-Alb/Hudson       Cornwall Park
Valley                                   75     39   1996    1,320       48%         94%        88%    1,591     1,624      8,243
NY-Alb/Hudson       Lakeshore Villa
Valley              Apartments          152     31   1996      952       53%         90%        93%    1,056     1,049      9,350
NY-Alb/Hudson       Patricia
Valley              Apartments          100     32   1998      725       26%         94%        95%    1,376     1,345      7,888
NY-Alb/Hudson       Sherwood
Valley              Consolidation       224     37   2002      831       33%         96%        97%    1,189     1,090     19,128
NY-Alb/Hudson       Sunset Garden
Valley              Apartments          217     35   1996      840       50%         94%        95%      926       912     10,375
NY-Long Island      Bayview &
                    Colonial            160     39   2000      884       31%         95%        96%    1,186     1,150     14,849
NY-Long Island      Cambridge
                    Village
                    Associates           82     39   2002      747       39%         96%        97%    1,536     1,454      8,064
NY-Long Island      Coventry
                    Village
                    Apartments           94     31   1998      831       34%         95%        96%    1,357     1,336      6,389
NY-Long Island      Devonshire Hills    297     38   2001      803       37%         95%        96%    1,720     1,662     55,348
NY-Long Island      East Winds
                    Apartments           96     40   2000      888       40%         95%        93%    1,145     1,117      8,987
NY-Long Island      Hawthorne Court     434     38   2002      678       43%         93%        94%    1,361     1,331     48,962
NY-Long Island      Heritage Square      80     57   2002      718       25%         98%        97%    1,529     1,441      9,172
NY-Long Island      Holiday Square      144     27   2002      570       15%         96%        95%    1,087     1,033     11,638
NY-Long Island      Lake Grove
                    Apartments          368     36   1997      836       49%         94%        93%    1,391     1,368     34,138
NY-Long Island      Maple Tree           84     55   2000      936       31%         95%        93%    1,153     1,136      7,679
NY-Long Island      Mid-Island
                    Apartments          232     41   1997      546       42%         93%        95%    1,257     1,227     16,676
NY-Long Island      Rider Terrace        24     45   2000      825       50%         93%        91%    1,245     1,223      2,125
NY-Long Island      South Bay Manor      61     46   2000      849       51%         90%        93%    1,536     1,519      7,658
NY-Long Island      Southern Meadows    452     35   2001      845       36%         95%        95%    1,352     1,325     49,322
NY-Long Island      Stratford
                    Greens
                    Associates          359     32   2002      725       49%         96%        96%    1,399     1,384     54,326
NY-Long Island      Terry Apartments     65     30   2000      722       34%         95%        96%    1,151     1,107      5,249
NY-Long Island      Westwood
                    Village
                    Apartments          242     37   2002      829       34%         95%        96%    2,154     2,088     40,463
NY-Long Island      Woodmont
                    Village
                    Apartments           96     38   2002      704       35%         95%        95%    1,283     1,240     11,180
NY-Long Island      Yorkshire
                    Village
                    Apartments           40     37   2002      779       40%         97%        97%    1,560     1,489      4,277
PA-Philadelphia     Beechwood
                    Gardens             160     39   1998      875       43%         94%        94%      830       826      7,130
PA-Philadelphia     Castle Club
                    Apartments          158     39   2000      878       42%         93%        95%      930       807     13,598
PA-Philadelphia     Chesterfield
                    Apartments          247     33   1997      812       39%         96%        96%      901       872     15,453
PA-Philadelphia     Curren Terrace      318     35   1997      782       53%         94%        93%      907       906     20,279
PA-Philadelphia     Executive House
                    Apartments          100     41   1997      700       55%         92%        95%      938       927      7,088
PA-Philadelphia     Glen Brook
                    Apartments          174     43   1999      707       46%         91%        91%      813       771      9,133
PA-Philadelphia     Glen Manor
                    Apartments          174     30   1997      667       45%         92%        91%      762       763      8,177
PA-Philadelphia     Golf Club
                    Apartments          399     37   2000      857       54%         92%        91%    1,010     1,009     37,789
PA-Philadelphia     Hill Brook
                    Place Apartments    274     38   1999      699       49%         94%        96%      874       849     16,923
PA-Philadelphia     Home Properties
                    of Bryn Mawr        316     55   2000      822       57%         92%        93%    1,051     1,037     31,491
PA-Philadelphia     Home Properties
                    of Devon            631     43   2000      917       58%         93%        90%    1,088     1,062     64,751
PA-Philadelphia     Home Properties
                    of Newark           432     38   1999      860       47%         93%        94%      852       827     28,455
PA-Philadelphia     New Orleans
                    Park                442     35   1997      685       38%         95%        93%      818       792     25,797
PA-Philadelphia     Racquet Club
                    East Apartments     466     35   1998      911       42%         94%        96%    1,022     1,000     33,243
PA-Philadelphia     Racquet Club
                    South               103     37   1999      816       45%         94%        96%      876       858      6,398
PA-Philadelphia     Ridley Brook
                    Apartments          244     44   1999      925       37%         95%        95%      877       842     13,262
PA-Philadelphia     Sherry Lake
                    Apartments          298     41   1998      812       44%         94%        94%    1,159     1,132     27,662
PA-Philadelphia     The Landings        384     33   1996      912       52%         95%        93%      960       961     28,310
PA-Philadelphia     Trexler Park
                    Apartments          249     32   2000      921       49%         90%        93%    1,051     1,030     22,662
PA-Philadelphia     Valley View
                    Apartments          177     33   1997      764       66%         89%        91%      833       807     10,534
PA-Philadelphia     Village Square
                    (PA)                128     33   1997      795       41%         95%        93%      909       909      8,033
PA-Philadelphia     William Henry
                    Apartments          363     35   2000      938       57%         91%        92%    1,095     1,098     37,114
VA-Suburban DC      Braddock Lee
                    Apartments          255     51   1998      757       37%         97%        95%    1,200     1,184     19,251
VA-Suburban DC      Brittany Place      591     38   2002      922       42%         92%        92%    1,072     1,051     58,597
VA-Suburban DC      Cider Mill          864     28   2002      834       46%         93%        94%    1,055     1,034     92,616
VA-Suburban DC      East Meadow
                    Apartments          150     35   2000    1,034       46%         96%        96%    1,262     1,229     14,898
VA-Suburban DC      Elmwood Terrace     504     33   2000      946       44%         93%        90%      848       831     28,631
VA-Suburban DC      Falkland Chase
                    Apartments          450     69   2003      759       35%         95%        93%    1,220     1,162     64,518
VA-Suburban DC      Orleans Village     851     38   2000    1,015       42%         93%        94%    1,254     1,193     86,359
VA-Suburban DC      Park
                    Shirlington
                    Apartments          294     51   1998      858       36%         96%        93%    1,185     1,159     23,109
VA-Suburban DC      Seminary Hill
                    Apartments          296     46   1999      888       60%         93%        93%    1,186     1,172     22,232
VA-Suburban DC      Seminary Towers
                    Apartments          539     42   1999      879       37%         94%        93%    1,211     1,186     41,922
VA-Suburban DC      Tamarron
                    Apartments          132     19   1999    1,075       33%         96%        95%    1,325     1,243     12,051
VA-Suburban DC      The Apartments
                    at Wellington
                    Trace               240      4   2004    1,106       53%         96%        97%    1,201     1,166     30,756
VA-Suburban DC      The Manor
                    Apartments (VA)     198     32   1999      845       49%         94%        94%      981       973     11,653
VA-Suburban DC      The Sycamores       185     28   2002      876       43%         96%        97%    1,285     1,200     23,077
VA-Suburban DC      Virginia Village    344     39   2001    1,010       51%         95%        95%    1,210     1,204     35,858
VA-Suburban DC      West
                    Springfield
                    Terrace             244     28   2002    1,019       51%         95%        96%    1,336     1,268     37,940
VA-Suburban DC      Woodleaf
                    Apartments          228     21   2004      709       35%         93%        93%    1,050       998     22,814

                    Core Total/
                    Weighted Average 31,253    37             856       44%         94%        94%   $1,073    $1,040  $2,702,570

                    2005 Acquisition Communities (4)
                    --------------------------------
MD-Baltimore        Ridgeview at
                    Wakefield Valley    204      9   2005      916       51%         94%        93%   $1,013    $1,007    $22,373
NJ-Northern         Barrington
                    Gardens             148     33   2005      922       22%         97%        95%      853       792     10,029
NJ-Northern         Hackensack
                    Gardens             198     58   2005      636       14%         98%        97%      865       805     15,980
NY-Long Island      Sayville Commons    342      5   2005    1,106       15%         98%        97%    1,395     1,333     65,079
PA-Philadelphia     The Brooke at
                    Peachtree
                    Village             146     20   2005    1,261       34%         97%        97%    1,014       972     17,291
VA-Suburban DC      Cinnamon Run        511     46   2005    1,006       35%         95%        98%    1,112     1,041     70,174
VA-Suburban DC      Peppertree Farm     881     52   2005    1,051       39%         87%        92%    1,095     1,050    101,744

                    2005 Total/
                    Weighted Average  2,430     32           1,009       33%         93%        96%   $1,096      $996   $302,670

                    2006 Acquisition Communities (4)
                    --------------------------------
MA-Boston           Highland House      172     37   2006      733       32%         94%        N/A   $1,108       N/A    $18,257
MA-Boston           Liberty Place       107     18   2006      994       50%         93%        N/A    1,344       N/A     15,234
MA-Boston           The Heights at
                    Marlborough         348     33   2006      876       56%         92%        N/A    1,179       N/A     50,604
MA-Boston           The Meadows at
                    Marlborough         264     34   2006      855       58%         90%        N/A    1,189       N/A     35,452
MD-Baltimore        Heritage Woods      164     33   2006      965       41%         97%        N/A      928       N/A     14,127
MD-Baltimore        The Coves at
                    Chesapeake          469     24   2006      986       57%         89%        N/A    1,152       N/A     66,889
MD-Baltimore        Top Field           156     33   2006    1,149       27%         97%        N/A    1,072       N/A     18,348
ME-Portland         Liberty Commons
                    (5)                 120      1   2006    1,064       35%         96%        N/A    1,074       N/A     14,738
VA-Suburban DC      Mount Vernon
                    Square            1,387     32   2006      868       42%         93%        N/A    1,076       N/A    143,266

                    2006 Total/
                    Weighted Average  3,187     27             908       46%         93%        N/A   $1,142       N/A   $376,915

                    2006 Construction Communities (6)
                    ---------------------------------
PA-Philadelphia     Trexler Park
                    West                 84      0   2006    1,071       15%         67%        N/A   $1,204       N/A    $12,042

                    Owned Portfolio
                    Total/
                    Weighted Avg     36,954    36             871       44%         94%        94%   $1,076    $1,040  $3,394,197

(1)  "Core Communities" represents the 31,253 apartment units owned consistently throughout 2005 and 2006.

(2)  "Resident  Turnover"  reflects,  on an annual basis, the number of moveouts divided by the total number of apartment units.

(3)  "Average % Occupancy" is the average  economic  occupancy for the 12 months ended December 31, 2005 and 2006.

(4)  For  communities  acquired  during  2005  and  2006,  this  is the  average occupancy from the date of acquisition.

(5)  Liberty Commons was constructed during a period spanning from 2004 to 2006.
     As construction was completed and 100% of the units were all in service for some part of 2006, this property has been grouped with the 2006 Acquisition
     Communities.

(6)  Trexler Park West is under construction.  Upon completion,  there will be a total of 216 apartment  units.  As of December 31, 2006, 84 apartment units were in service.

Property Development
--------------------

The Company has the ability to develop new market-rate communities.  It plans to engage in  development  activity  only in markets in which it currently is doing business to add net asset value and supplement  future  earnings and growth.  It expects to develop new apartment communities on raw land and on land adjacent to existing owned  properties,  as well as to increase the density of units at some communities currently owned.

The Company has completed the development of a 120-unit  apartment  community in
South Portland, Maine adjacent to a market-rate property the Company acquired in
1998. The first phase of the project,  consisting of 48 units,  was completed in the  summer of 2005.  The  second  and third  phases  added 72 units  which were completed in the summer of 2006. The total  construction  cost of this community was $14.6 million, or approximately  $122,000 per unit. In addition, the Company is  developing  a  216-unit  apartment  community  in  Allentown,  Pennsylvania, adjacent to a  market-rate  community  purchased in 2000.  At year-end  2006, 84 units were completed at a cost of $10.6 million.  The entire project is expected to be completed in the fourth quarter of 2008. The total  construction  cost for this development is anticipated to be $25.9 million upon  completion.  The costs associated with  construction in progress for this  development was $1.4 million as of December 31, 2006. An additional project was in the pre-construction stage during 2006. That project is Falkland Chase, located in Silver Spring, Maryland, with 450  garden  apartments  constructed  between  1936 and 1939.  The  Company acquired  the property in 2003 for $58.9  million.  The property is well located within  walking  distance  of the metro line into  Washington  and is near seven million square feet of office space. The Company is planning on redeveloping the
North  parcel,  which will be renamed  Falkland  North.  This  parcel  currently contains 182 apartments that will be demolished and redeveloped into 1,020 units in four high-rise  buildings with a community  center,  exercise room,  swimming pool,  convenience  retail  shops  and a  major  supermarket.  If  this  project progresses as expected,  approvals will be obtained in 2007, design completed in
2008,  construction  started  in 2009,  and units  placed in service in 2011 and
2012. The pre-construction  costs for this project,  included in other assets on the balance  sheet,  was $755,000 as of December 31, 2006.  Based on preliminary budgets,  the total  construction cost for this development is anticipated to be
$306 million.

During 2006, the Company hired a Vice President of Development who has extensive
multifamily   development   experience  in  the  Mid-Atlantic   region  and  has
demonstrated  his  ability to source  projects  in that  region.  The  Company's management of an extensive  property  portfolio and its  acquisition  activities also provide a source of potential new development opportunities.

On February 2, 2007,  the Company  purchased two land parcels  located in Silver
Spring,  MD and Alexandria,  VA from a single seller for total  consideration of
$46.5   million.   The  projects  are  fully  designed  and  have  obtained  all discretionary  approvals.  While  several  administrative  approvals  are  still necessary,  construction  on both  projects is  expected to start in 2007,  with completion  anticipated  in 2009  for the  Maryland  project  and  2010  for the
Virginia  project.  The  development  in Silver  Spring,  Maryland is a 14-story building  which will contain 247  apartments and 10,600 square feet of retail or nonresidential  space. The property is approximately  three blocks south of Home
Properties'  Falkland  Chase  apartment  community  described  above.  The other development parcel is adjacent to the Huntington Metro station just south of Old
Town Alexandria in Fairfax  County,  Virginia and consists of 421 units in four, four-story buildings. Based on preliminary budgets, the Silver Spring project is anticipated  to cost  approximately  $74 million and the  Alexandria  project is estimated to cost approximately $123 million upon completion.

Property Management
-------------------

As of December 31, 2006,  the Managed  Properties  consist of: (i) 868 apartment units where  Home Properties  is the general partner of the entity that owns the property; and (ii) 1,314 apartment units managed for others.

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to Home Leasing  LLC,  which was owned by Nelson and Norman
Leenhouts and is now owned by Nelson Leenhouts.  Nelson and Norman Leenhouts are the founders of the Company,  former Co-Chief Executive Officers of the Company, and current  Co-Chairs of the Company's Board of Directors (the  "Leenhoutses").
This division  managed  approximately  2.2 million square feet of gross leasable area,  as well as certain  planned  communities.  The  majority  of the  managed commercial  properties  are and  have  been  owned  in  whole  or in part by the
Leenhoutses  since before the Company's IPO in 1994.  Subsequently,  some of the assets  were  transferred  from Home  Leasing to  Broadstone  Real  Estate,  LLC
("Broadstone"), which is owned in part by Norman Leenhouts, Amy L. Tait and Mrs.
Tait's  spouse.  The sale was  completed in order to permit the Company to focus
solely  on  the  direct  ownership  and  management  of  market-rate   apartment
communities.  The contribution from the commercial  property management division to  Home Properties'  2003 earnings was significantly  less than one-half of one percent.  The  initial  amount paid was  $82,000.  In  addition,  the Company is entitled to receive a percentage  of the  management  fee received by Broadstone and its  assigns in  connection  with the  management  of one of the  commercial properties  for a period not to exceed 36 months.  As  Broadstone  continued  to manage  that  property  for three  years,  the Company  received  an  additional deferred purchase price of $139,000,  for a total consideration of $221,000. The gain on sale  amounted  to  approximately  $108,000  for the three  years  ended
December 31, 2006.

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

Communities Managed by Home Properties by Market Area as of December 31, 2006
-----------------------------------------------------------------------------

Community Managed as General Partner
------------------------------------

MARKET AREA/Community                                         City            # of Apts.
---------------------                                         ----            ----------

NORTHERN/CENTRAL OHIO
---------------------
Briggs/Wedgewood Apartments                                   Columbus               868
                                                                                   -----
Total Apt. Units in Community Managed as General Partner                             868

Communities Fee Managed
-----------------------
MARYLAND
--------
Annapolis Roads Apartments                                    Annapolis              282
Dunfield Townhomes                                            Baltimore              312
Fox Hall                                                      Baltimore              720
                                                                                   -----
Total Apt. Units in Communities Fee Managed                                        1,314

Total                                                                              2,182

Supplemental Property Information
---------------------------------

At December 31, 2006,  none of the Properties  have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2006. There is no tenant who has one or more leases which, in the aggregate, account for more than 10% of the  aggregate  gross  revenues  for the year ended
December 31, 2006.

Item 3.  Legal Proceedings
-------  -----------------

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
outcome of such legal  proceedings  and claims will not have a material  adverse effect on the Company's liquidity, financial position or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders
-------  -------------------------------------------------

None.

Item 4A.  Executive Officers
--------  ------------------

The following  table sets forth,  as of February 16, 2007,  the eight  executive officers of the Company,  together  with their  respective  ages,  positions and offices.

Name                     Age    Position
----                     ---    --------

Edward J. Pettinella     55     President and Chief Executive Officer of Home Properties and HPRS

David P. Gardner         51     Executive Vice President and Chief Financial Officer of Home Properties  and HPRS

Ann M. McCormick         50     Executive Vice President, General Counsel and Secretary of Home Properties and HPRS

Scott A. Doyle           45     Senior Vice President, Property Management of Home Properties and HPRS

Johanna A. Falk          42     Senior Vice President and Chief Administrative/Information Officer of Home
                                Properties and HPRS

Robert J. Luken          42     Senior Vice President, Chief Accounting Officer and Treasurer of Home Properties and
                                HPRS

Janine M. Schue          44     Senior Vice President, Human Resources of Home Properties and HPRS

John E. Smith            56     Senior Vice President and Chief Investment Officer of Home Properties and HPRS

Information  regarding Edward Pettinella is set forth below under "Directors" in
Item 10.

David P. Gardner has served as  Executive  Vice  President of the Company  since
2004 and a Vice President and Chief  Financial  Officer of the Company since its inception.  He holds the same titles in HPRS.  Mr.  Gardner  joined Home Leasing
Corporation  in 1984 as Vice  President  and  Controller.  In 1989, he was named
Treasurer of Home Leasing and Chief  Financial  Officer in December  1993.  From
1977 until  joining Home Leasing,  Mr.  Gardner was an accountant at Cortland L.
Brovitz & Co. Mr. Gardner is a graduate of the Rochester Institute of Technology and is a Certified Public Accountant.

Ann M. McCormick has served as Executive  Vice  President  since 2004 and a Vice
President, General Counsel and Secretary of the Company since its inception. She holds the same titles in HPRS. Mrs.  McCormick  joined  Home Leasing in 1987 and was named Vice  President,  Secretary  and  General  Counsel  in 1991.  Prior to
joining Home  Leasing,  she was an associate  with the law firm of Nixon Peabody
LLP. Mrs. McCormick is a graduate of Colgate University and holds a Juris Doctor from Cornell  University.  She is on the Board of Directors of Greater Rochester
Housing  Partnership,  the Alzheimer's  Association of the Finger Lakes, and St.
Ann's of Greater Rochester, Inc.

Scott A. Doyle has served as a Senior Vice President  since 2000, and, from 1997 until 2000,  was a Vice  President  of the  Company.  He holds the same title in
HPRS.  He  joined  Home  Properties  in 1996  as a  Regional  Property  Manager.
Mr. Doyle  has  been in  property  management  for more  than 20 years  and is a
Certified  Property  Manager (CPM) as designated by the Institute of Real Estate
Management.  Prior to joining  Home Properties,  he worked with CMH  Properties,
Inc.,  Rivercrest Realty Associates and Arcadia  Management  Company.  Mr. Doyle
serves on the Advisory Board of the Residential  Property  Management Program at
Virginia Tech. He is a graduate of State University at Plattsburgh, New York.

Johanna  A. Falk has  served as Senior  Vice  President  since 2000 and as Chief
Administrative/Information  Officer since 2003. She had been a Vice President of the  Company  since  1997.  She holds the same  titles in HPRS.  She  joined the
Company in 1995 as an investor  relations  specialist,  was  responsible for the
Information   Systems  Department  through  2002,  and  was  promoted  to  Chief
Administrative/Information  Officer  in  February  2003.  Prior to  joining  the
Company,  Mrs. Falk  was  employed  as a  marketing  manager  at  Bausch  & Lomb
Incorporated and Champion  Products,  Inc. and as a financial  analyst at Kidder
Peabody.  She is a  graduate  of  Cornell  University  and holds an MBA from the
Wharton School of The University of Pennsylvania.

Robert J. Luken has served as Senior Vice  President  since  2004,  and as Chief
Accounting  Officer since  January,  2005.  He has been the Company's  Treasurer since 2000 and became a Vice President in 1997. He holds the same title in HPRS.
He joined the Company in 1996,  serving as its Controller.  Prior to joining the
Company,  he was  the  Controller  of  Bell  Corp.  of  Rochester  and an  Audit
Supervisor for  PricewaterhouseCoopers LLP.  Mr. Luken is a graduate of St. John
Fisher  College  and is a  Certified  Public  Accountant.  He is on the Board of
Directors of St. Joseph's Villa of Rochester.

Janine M. Schue has served as  Senior Vice President  of the Company since 2004, after joining the Company in October of 2001.  She holds the same title in HPRS.
Prior to joining the Company,  she was employed by NetSetGo as Vice President of
Human  Resources and prior to that by Wegmans Food Markets,  Inc. as Director of
Human  Resources.  Ms.  Schue is a graduate of and holds a Masters of  Education from the State  University  of New York at Albany.  Ms.  Schue has  notified the
Company that she is resigning her position effective March 31, 2007.

John E.  Smith has  served as Chief  Investment  Officer  of the  Company  since
January, 2006, and as Senior Vice President since 2001. From 1998 until 2001, he was a Vice President of the Company.  He holds the same title in HPRS.  Prior to joining the Company in 1997, Mr. Smith was general  manager for Direct  Response
Marketing,  Inc. and Executive Vice President for The Equity  Network,  Inc. Mr.
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

Market Information, Holders and Dividends
-----------------------------------------

The Common Stock has been traded on the New York Stock  Exchange  ("NYSE") under the symbol "HME" since July 28,  1994.  The  following  table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all distributions paid with respect to the common stock.

                        High      Low  Distribution
                        ----      ---  ------------
2006
----
First Quarter         $52.47   $41.70          $.64
Second Quarter        $55.51   $47.24          $.64
Third Quarter         $58.98   $53.79          $.64
Fourth Quarter        $63.52   $57.36          $.65

2005
----
First Quarter         $42.39   $38.75          $.63
Second Quarter        $43.15   $38.78          $.63
Third Quarter         $46.27   $38.50          $.63
Fourth Quarter        $42.45   $36.05          $.64

As of February 16, 2007, the Company had  approximately  4,024  shareholders  of record,  33,205,831 common shares (plus 13,556,434 UPREIT Units convertible into
13,556,434 common shares) were outstanding, and the closing price was $62.50. It is the Company's  policy to pay  dividends.  The Company has  historically  paid dividends  on a  quarterly  basis in the  months of  February,  May,  August and
November.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under the Stock Benefit Plans:

                                                                           Number of                        Number of
                                                                       Securities to         Weighted      Securities
                                                                      be Issued Upon          Average       Remaining
                                                                         Exercise of   Exercise Price   Available for
                                                                         Outstanding   of Outstanding          Future
Plan Category                                                                Options          Options        Issuance
-------------                                                                -------          -------        --------

Options:
    Equity compensation plans approved by security holders                 2,170,612           $40.85         625,300
    Equity compensation plans not approved by security holders               177,402            32.78               -
                                                                           ---------           ------         -------
Total Options                                                              2,348,014           $40.24         625,300
                                                                           ---------           ------         -------

Restricted Stock Awards:
    Equity compensation plans approved by security holders                   218,305              N/A          66,534
    Equity compensation plans not approved by security holders                52,100              N/A               -
                                                                           ---------           ------         -------
Total Restricted Stock Awards                                                270,405              N/A          66,534
                                                                           ---------           ------         -------

Performance Graph
-----------------

The following graph compares the cumulative return on the Company's common stock during the five year period ended December 31, 2006 to the cumulative  return of the NAREIT All Equity REIT Index and the  Standard  and Poor's 500 Index for the
same period.  The total return assumes that dividends were reinvested  quarterly at the same  discounted  price as provided under the Company's DRIP and is based on a $100  investment on December 31, 2001.  Stockholders  should note that past performance does not predict future results.

                 12/31/2001    12/31/2002    12/31/2003   12/31/2004    12/31/2005    12/31/2006
                 ----------    ----------    ----------   ----------    ----------    ----------
HME                 $100.00       $117.24       $147.28      $166.90       $168.35       $256.56

NAREIT Equity       $100.00       $103.82       $142.37      $187.33       $210.12       $283.78

S&P 500             $100.00        $77.90       $100.24      $111.15       $116.61       $135.02

Our future  filings with the SEC may  "incorporate  information  by  reference,"
including  this  Form  10-K.  Unless  we  specifically  state  otherwise,   this
Performance  Graph shall not be deemed to be incorporated by reference and shall not constitute  soliciting  material or otherwise be considered  filed under the
Securities Act of 1933, as amended,  or the Securities  Exchange Act of 1934, as amended.

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
Board's  action does not  establish a specific  target stock price or a specific timetable for share repurchase. In addition, participants in the Company's Stock
Benefit  Plan can use common  stock of the Company  that they already own to pay all or a portion of the exercise  price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized  but unissued  status,  and for purposes of this table is deemed to have been repurchased by the Company. At December 31, 2005 the Company had  authorization  to  repurchase  3,220,195  shares of common stock and UPREIT
Units under the stock repurchase  program.  During 2006, the Company repurchased
2,613,747  shares at a cost of  $142,532,597.  On October  27, 2006 the Board of
Directors approved a 2,000,000-share  increase in the stock repurchase  program, resulting in a remaining  authorization level of 2,606,448 shares as of December
31, 2006.

The following table summarizes the total number of shares (units) repurchased by the Company during the year ended December 31, 2006:

                                                                          Total               Board
                                                                   shares/units            approved             Maximum
                                                                      purchased            increase        shares/units
                                             Total      Average           under               under     available under
                                      shares/units    price per         Company             Company         the Company
Period                               purchased (1)   share/unit         program             program             program
------                               -------------   ----------         -------             -------             -------
Balance January 1, 2006:                                                                                      3,220,195

January, 2006                              109,359       $41.54         107,800                   -           3,112,395

February, 2006                               2,188       $48.20               -                   -           3,112,395

March, 2006                                 22,341       $50.16               -                   -           3,112,395

April, 2006                                  1,189       $49.54               -                   -           3,112,395

May, 2006                                  313,968       $47.78         308,000                   -           2,804,395

June, 2006                               1,276,898       $51.67       1,264,721                   -           1,539,674

July, 2006                                   2,651       $55.94               -                   -           1,539,674

August, 2006                                 1,582       $57.00               -                   -           1,539,674

September, 2006                              8,802       $56.04               -                   -           1,539,674

October, 2006                              934,871       $62.15         933,226           2,000,000           2,606,448

November, 2006                              15,724       $61.50               -                   -           2,606,448

December, 2006                                 567       $60.32               -                   -           2,606,448
                                         ---------       ------       ---------           ---------           ---------
Balance December 31, 2006:               2,690,140       $54.51       2,613,747           2,000,000           2,606,448
                                         =========       ======       =========           =========           =========

(1)  During 2006, and as permitted by the Company's  stock option plans,  28,150 shares of common stock already  owned by option  holders were used by those holders to pay the exercise price  associated  with their option  exercise.
     These shares were returned to the status of authorized but unissued shares.
     In addition,  the Company repurchased 48,243 shares of common stock through share  repurchase  by the transfer  agent in the open market in  connection with the Company's Dividend Reinvestment Plan.

Item 6.  Selected Financial and Operating Information
-------  --------------------------------------------

The  following  table sets forth  selected  financial  and  operating  data on a historical  basis for the  Company  and should be read in  conjunction  with the
financial   statements  appearing  elsewhere  in  this  Form  10-K  (amounts  in thousands, except per share data).

                                                                 2006        2005        2004        2003        2002
                                                                 ----        ----        ----        ----        ----
Revenues:
Rental income                                                $420,988    $378,506    $348,932    $311,682    $268,468
Other income (1)                                               33,004      22,019      18,200      17,187      14,201
                                                             --------     -------     -------     -------     -------
Total Revenues                                                453,992     400,525     367,132     328,869     282,669
                                                             --------     -------     -------     -------     -------
Expenses:
Operating and maintenance                                     190,845     174,906     157,802     136,584     112,320
General and administrative                                     22,626      19,652      23,978      22,607      12,649
Interest                                                      106,773      92,178      77,145      70,277      59,981
Depreciation and amortization                                  96,142      80,944      70,710      57,794      45,898
Prepayment penalties                                                -           -           -           -       3,275
Impairment of assets held as general partner                        -         400       1,116       2,518       3,533
                                                             --------     -------     -------     -------     -------
Total Expenses                                                416,386     368,080     330,751     289,780     237,656
                                                             --------     -------     -------     -------     -------

Income from operations                                         37,606      32,445      36,381      39,089      45,013
Equity in losses of unconsolidated affiliates                       -           -       (538)     (1,892)    (17,493)
                                                             --------     -------     -------     -------     -------
Income before minority interest, discontinued operations
and
   extraordinary item                                          37,606      32,445      35,843      37,197      27,520
Minority interest in limited partnership                            -           -         441           -           -
Minority interest in operating partnerships                    (9,614)     (8,629)     (9,204)     (9,171)     (3,017)
                                                             --------     -------     -------     -------     -------
Income from continuing operations                              27,992      23,816      27,080      28,026      24,503
Discontinued operations, net of minority interest              82,493      57,696      20,330      13,781      20,638
                                                             --------     -------     -------     -------     -------
Income before loss on disposition of property and
   business and cumulative effect of change in accounting
   principle                                                  110,485      81,512      47,410      41,807      45,141
Loss on disposition of property and business, net of
   minority interest                                                -           -         (67)         (9)       (202)
                                                             --------     -------     -------     -------     -------
Income before cumulative effect of change in accounting
   principle                                                  110,485      81,512      47,343      41,798      44,939
Cumulative effect of change in accounting principle, net
   of minority interest                                             -           -       (321)           -           -
                                                             --------     -------     -------     -------     -------
Net income                                                    110,485      81,512      47,022      41,798      44,939

Preferred dividends                                            (5,400)     (6,279)     (7,593)    (11,340)    (14,744)
Premium on Series B preferred stock repurchase                      -           -           -           -      (5,025)
                                                             --------     -------     -------     -------     -------
Net income available to common shareholders                  $105,085     $75,233     $39,429     $30,458     $25,170
                                                             ========     =======     =======     =======     =======

Basic earnings per share data:
  Income from continuing operations                             $0.69       $0.55       $0.59       $0.57       $0.18
  Discontinued operations                                        2.52        1.80        0.62        0.47        0.79
  Cumulative effect of change in accounting principle               -           -      (0.01)           -           -
                                                                -----       -----       -----       -----       -----
Net income available to common shareholders                     $3.21       $2.35       $1.20       $1.04       $0.97
                                                                =====       =====       =====       =====       =====
Diluted earnings per share data:
  Income from continuing operations                             $0.68       $0.54       $0.58       $0.56       $0.17
  Discontinued operations                                        2.47        1.79        0.61        0.47        0.79
  Cumulative effect of change in accounting principle               -           -      (0.01)           -           -
Net income available to common shareholders                     $3.15       $2.33       $1.18       $1.03       $0.96
                                                                =====       =====       =====       =====       =====
Cash dividends declared per common share                        $2.57       $2.53       $2.49       $2.45       $2.41
                                                                =====       =====       =====       =====       =====
Balance Sheet Data:
Real estate, before accumulated depreciation                $3,451,762 $3,330,710  $3,123,901  $2,752,992  $2,597,278
Total assets                                                3,240,418   2,977,870   2,816,796   2,513,317   2,456,266
Total debt (including held for sale)                        2,124,313   1,924,086   1,702,722   1,380,696   1,335,807
Redeemable/convertible preferred stock ((2))                   60,000      60,000      85,000      85,000     167,680
Stockholders' equity                                          755,617     656,812     720,422     741,263     726,242

Other Data:
Net cash provided by operating activities                    $162,996    $136,466    $159,342    $154,227    $135,581
Net cash provided by (used in) investing activities           159,653    (179,944)   (160,654)   (109,253)   (297,680)
Net cash provided by (used in) financing activities          (209,828)     40,944       3,284    (48,653)     160,162
Funds From Operations ((3))                                   147,089     137,606     126,953     132,803     121,745
Adjusted Funds From Operations((4))                           125,530     115,720     104,787     111,020     100,654

Weighted average number of shares outstanding:
  Basic                                                     32,697,794 31,962,082  32,911,945  29,208,242  26,054,535
  Diluted                                                   33,337,557 32,328,105  33,314,038  29,575,660  26,335,316

Total communities owned at end of period                          123         153         150         147         152
Total apartment units owned at end of period                   36,954      43,432      41,776      40,946      41,776

(1)  Other income  includes  property  other income,  interest  income and other income.

(2)  Redeemable  preferred  stock is  redeemable  solely  at the  option  of the
     Company.

(3)  Pursuant to the revised definition of Funds From Operations ("FFO") adopted by the  Board of  Governors  of the  National  Association  of Real  Estate
     Investment  Trusts  ("NAREIT"),  FFO is defined as net income  (computed in accordance  with  accounting  principles  generally  accepted in the United
     States  of  America  ("GAAP"))  excluding  gains or  losses  from  sales of property,  minority interest and extraordinary items plus depreciation from real property  including  adjustments for  unconsolidated  partnerships and joint ventures less dividends from  non-convertible  preferred  shares.  In
     2006 and 2003, the Company added back debt extinguishment  costs which were incurred as a result of repaying property specific debt triggered upon sale as a gain or loss on sale of the property.  In 2002, the Company added back the  premium on the Series B  preferred  stock  repurchase.  Because of the limitations  of the FFO  definition  as  published  by  NAREIT as set forth above,  the  Company  has made  certain  interpretations  in  applying  the definition.  The Company believes all adjustments not specifically provided for are consistent with the definition.

     FFO falls within the definition of "non-GAAP  financial  measure" set forth in  Regulation  S-K and as a result the  Company is  required to include in this report a statement disclosing the reasons why management believes that presentation  of this measure  provides  useful  information  to investors.
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

(3)  (continued)

     The following  table sets forth the  calculation  of FFO and Adjusted Funds
     From  Operations  for the previous five years,  beginning  with "net income available to common  shareholders"  from the  Company's  audited  financial statements prepared in accordance with GAAP:

                                                                   2006       2005        2004       2003       2002
                                                                   ----       ----        ----       ----       ----

Net income available to common shareholders                    $105,085  $  75,233     $39,429    $30,458    $25,170
Convertible preferred dividends(a)                                    -        880       2,194      5,939     10,589
Depreciation from real property(b)                               99,421     97,686      91,564     79,577     67,919
Impairment on general partner investment                              -          -         945      1,785      1,470
Loss from sale of property                                            -          -          50        260        202
Minority interest                                                 9,614      8,629       9,204      9,171      3,017
Minority interest - discontinued operations                       1,947      1,828       4,353      6,179      9,209
Impairment of real property                                           -          -           -        423      1,565
Gain from sale of discontinued operations                      (78,748)   (46,650)    (21,107)    (2,599)    (5,696)
Prepayment penalties                                                  -          -           -          -      3,275
Cumulative effect of change in accounting principle                   -          -         321          -          -
                                                               --------   --------    --------   --------   --------
FFO - Diluted, as defined by NAREIT                             137,319    137,606     126,953    131,193    116,720
Loss from early extinguishment of debt in connection with
   sale of real estate                                            9,770          -           -      1,610          -
Premium paid on Series B repurchased                                  -          -           -          -      5,025
                                                               --------   --------    --------   --------   --------
FFO - Diluted, as adjusted by the Company                       147,089    137,606     126,953    132,803    121,745
Reserve(4)                                                      (21,559)   (21,886)    (22,166)   (21,783)   (21,091)
                                                               --------   --------    --------   --------   --------
Adjusted Funds From Operations                                 $125,530   $115,720    $104,787   $111,020   $100,654
                                                               ========   ========    ========   ========   ========

Weighted average common shares/units outstanding:
      Basic                                                    47,262.7   47,714.3    48,675.0   45,276.7   42,062.1
                                                               ========   ========    ========   ========   ========
      Diluted(a)                                               47,902.4   48,411.3    49,910.5   47,873.8   46,466.4
                                                               ========   ========    ========   ========   ========

FFO as adjusted by the Company per share diluted (a)              $3.07      $2.84       $2.54      $2.77      $2.62
                                                                  =====      =====       =====      =====      =====

(a)  The calculation of FFO and FFO per share assumes the conversion of dilutive common stock equivalents and convertible  preferred stock.  Therefore,  the convertible  preferred  dividends  are added to FFO,  and the common  stock equivalent  is  included  in both the basic and  diluted  weighted  average common  shares/units  outstanding.  The convertible  preferred stock had an anti-dilutive effect in 2004 on the per-share calculation;  therefore,  the convertible  preferred  dividends of $2,194 are not included in FFO for the
     2004  diluted   calculation.   The  weighted  average  common  shares/units
     outstanding  assumes  conversion of all UPREIT Units to common shares.  The diluted  shares/units for the year ended December 31, 2004 used for Diluted
     FFO are 49,910.5 instead of the regular diluted shares/units of 49,077.1.

(b)  Includes amounts passed through from unconsolidated investments.

     All REITs may not be using the same  definition for FFO.  Accordingly,  the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

(4)  Adjusted Funds From  Operations is defined as Funds from Operations less an
     annual   reserve  for   anticipated   recurring,   non-revenue   generating
     capitalized  costs ("Reserve") of $525 per apartment unit (weighted average units owned during the year).  The  adjustment  from FFO to AFFO only takes into  account  this  reserve  level as  previously  described.  The  NAREIT definition of FFO or AFFO does not take into account any  additional  costs of capital  improvements  and capitalized  interest that also are incurred.
     The total level of capital improvements and capitalized interest (including the amount  defined as reserve)  for the five years are as follows:  2006 -
     $101,723;  2005 - $100,013;  2004 - $102,700;  2003 - $106,346;  and 2002 -
     $115,692.

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
Some  examples  of  forward-looking  statements  include  statements  related to acquisitions  (including  any related pro forma  financial  information,  future capital  expenditures,  financing sources and  availability,  and the effects of environmental  and other  regulations.  Although the Company  believes  that the expectations  reflected  in those  forward-looking  statements  are  based  upon reasonable  assumptions,  it can give no assurance that its expectations will be achieved.  Factors  that may cause  actual  results  to differ  include  general economic and local real estate conditions, the weather and other conditions that
might  affect  operating  expenses,   the  timely  completion  of  repositioning
activities and development within anticipated budgets, the actual pace of future development,  acquisitions  and sales,  and continued  access to capital to fund growth. For this purpose,  any statements  contained in this report that are not statements  of  historical  fact  should  be  considered  to be  forward-looking statements.  Some of the  words  used  to  identify  forward-looking  statements include "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions. Readers should exercise caution in interpreting and relying on  forward-looking  statements  since they  involve  known and  unknown  risks, uncertainties  and other factors which are, in some cases,  beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

The Company is engaged in the ownership, management, acquisition, rehabilitation and  development  of  residential  apartment  communities  primarily in selected
Northeast,  Mid-Atlantic and Southeast Florida markets. As of December 31, 2006, the Company operated 127 apartment  communities with 39,136 apartments.  Of this total,  the Company  owned 123  communities,  consisting  of 36,954  apartments, managed as general  partner one partnership  that owned 868 apartments,  and fee managed three properties with 1,314 apartments for third parties.

Executive Summary
-----------------

The Company operated during 2006 and 2005 in an improving economic  environment.
The recession,  which started in 2001,  continued through mid-2004  resulting in job  losses  in many  parts  of the  country.  For  historical  reference,  Home
Properties' markets  experienced  negative job growth of -0.4% in 2001 and -0.9%
in 2002.  For 2003,  the Company's  markets,  as well as the country as a whole, experienced flat job growth. For 2004, 2005 and 2006, both the Company's markets and the country as a whole experienced  positive job growth; 1.0%, 1.1% and 1.2%
for the  Company,  and 1.7%,  1.5% and 1.7% for the  country,  respectively.  An increase in job growth leads to household formations,  which creates an increase in demand for rental housing. In addition, during 2005 and continuing into 2006, the increasing home mortgage  interest rate environment made it more challenging for potential residents who considered making the switch to home ownership. Home ownership  continues to be the number one reason our  residents  give for moving out of our  communities.  In  2001,  home  purchases  represented  17.8%  of our move-outs,  growing to 18.8% in 2002,  leveling off at 19.6% in 2003,  19.5% for
2004 and 19.4% in 2005. In 2006 we  experienced  the first  significant  drop in years,  with the  percentage  reducing to 18.5%.  A  continued  increase in home mortgage  rates  could push this level down  further,  which  should  positively affect our turnover  rates and improve  occupancy.  As  referenced in our Market
Demographics table on Page 9 of this report, job growth for our markets improved in 2006 with 1.2% growth  over 2005,  on top of the  approximate  1.0% growth in
2005 and 2004.  As there is  usually a lag  between  job  growth  and  household formation,  this recovery did not create a measurable  increased  demand for our apartments  until the second half of 2005.  During the first six months of 2005, same property total revenue was up 1.8%. This improved to 4.0% for same property total  revenue  growth  for the second  six  months of 2005.  During  2006 these figures improved further with 5.0% same property revenue growth for the year.

The  reason  for  using  rent  concessions,  and the  ultimate  level  of  those concessions,  has changed over the past few years. Concessions for 2003 were 119 basis points of rental  revenue,  87 basis points for 2004, 105 basis points for
2005 and 94 basis points for 2006.  In 2003,  the Company  positioned  itself to improve occupancy, which resulted in less aggressive rental rate increases and a greater use of rent  concessions.  In 2004, we were able to maintain and improve occupancies  while reducing  concessions as the economy  improved.  In 2005, the overall level of concessions  increased to help soften the much more  aggressive rental  increases and significant use of water and sewer expense  recovery which the Company started to pass through to the residents  during 2005. The levels of concessions  in 2006  are  affected  by two  main  components  - our  geographic repositioning  efforts and the utility recovery  programs.  With the Detroit and
Upstate  New  York  regions  sold  in  2006  and  out of the  same  store  pool, concessions  have reduced as these were our two weakest  markets needing support from  concessions.  At the same time,  the  natural  gas  portion of the utility recovery  program was rolled out in 2006,  leading to significant  increases for the recovery dollars in property other income and increased  concession activity for rents to counteract these aggressive increases.

The Company owned 106 communities  with 31,253  apartment units  throughout 2005 and  2006  where  comparable  operating  results  are  available  for the  years presented (the "2006 Core Properties").  Occupancies at the 2006 Core Properties
increased slightly by 20 basis points,  from 93.8% to 94.0%.  Occupancies in the fourth quarter of 2006 averaged 93.5%, compared to 94.0% a year ago. The Company uses a  measurement  referred to as Available to Rent, or ATR. This is a leading indicator to assess future  occupancy  rates by reference to units which will be available for rent,  based upon leases signed or  termination  notices  received relating to future move  in/move  out dates.  As of the third week of  February,
2007, our ATR was 6.2%, compared to the same time period a year ago when ATR was
6.2%. For 2007, we are projecting occupancy averaging 0.1% better than 2006.

Total Same Store Properties (including Detroit and Upstate New York for at least part of the year)  rental  revenue  growth  for 2006 was  projected  to be 3.8%, consisting  of 3.4% in rental rate growth,  0.3% in occupancy  improvement,  and
0.1% in  reduction  to  concessions.  Actual  results  were 3.1% in rental  rate growth, 0.2% increase in occupancy, and 0.1% reduction to concessions,  totaling
3.4% total rental revenue growth,  or 0.4% behind the guidance.  It is difficult to compare rental growth without including the utility recovery revenue which is classified  as property  other  income.  The Company  recorded  $8.3  million of recovery  revenue in 2006  verses  only $2.9  million in 2005.  Actual  results, including  utility  recovery  revenue,  were 4.5% in rental  rate  growth,  0.2%
increase in occupancy,  and 0.1% reduction to  concessions,  totaling 4.8% total rental revenue growth including utility recovery income.

The guidance for 2007 Core Properties (apartment units owned throughout 2006 and
2007,  the "2007 Core  Properties")  revenue  growth is 5.1%.  Rental  rates are projected to increase 3.6%, including  above-average rental increases at certain communities  resulting  from the  continued  efforts to upgrade the  properties.
Occupancies  are expected to increase  0.1% for the year,  and  concessions  are projected to increase  slightly,  reducing net rental income by 0.3%,  such that rental  revenues  are  projected  to increase  3.4%.  Property  other  income is expected to increase  substantially  year over year,  increasing the 3.4% rental revenue  growth to 5.1% total  revenue  growth.  The items  driving the property other  income  growth are a $0.8  million  marginal  increase in water and sewer recovery revenue and a $7.8 million  marginal  increase in heating cost recovery revenue from the utility recovery initiatives.

Expenses for 2007 Core  Properties  are  projected to increase  5.4%.  See below under "Results of Operations" for more details on expense comparisons.

These  revenue  and  expense  projections  result  in 2007 Core  Properties  net operating  income  ("NOI")  growth of 4.9% at the  mid-point  of 2007  guidance.
Markets where the Company expects above average NOI growth include:  Washington,
D.C. 5.6%;  Philadelphia  5.6%;  Florida 5.5% and Baltimore  5.0%.  Markets with below average  expectations  include: New York City Metro area 4.2%; Boston 3.7%
and Chicago 2.6%. Certain historical  demographic  information for these markets may be found in the tables on Pages 9 and 10 of this report.

Of the two items  making up NOI - revenue and  operating  expenses,  the revenue component  is likely to be more  volatile.  An  improving  economy  could create higher demand for rental housing above that projected. An economic recovery that stumbles or creates  little new job growth could put  pressure on the  Company's ability to reach the  mid-point of guidance.  The Company has given FFO guidance for 2007 with a range of $3.12 to $3.24 per share.

The Company  has  anticipated  closing on  acquisitions  of $400  million in its budget  for  2007.  The  Company  is  committed  to a  disciplined  approach  to acquisitions,  but at the same time  recognizes that the continued long term low interest  rate levels allow the Company  flexibility  to adjust hurdle rates and bids to reflect market conditions.  The Company is also targeting $50 million in dispositions from properties that have reached their potential.  The acquisition market  continues to be very  competitive,  making the 2007  acquisition goal of
$400 million slightly aggressive.

During 2005 and 2006, the Company increased its level of stock buy-back activity substantially, repurchasing approximately 5.4 million shares at a weighted price
slightly  in  excess  of  $47.00  per  share.  The  Company's   strategy  is  to
opportunistically  repurchase  shares at a discount to its  underlying net asset value ("NAV"),  thereby continuing to build value for shareholders.  The Company estimates  its NAV per  share  at  December  31,  2006 to be  $62.08,  based  on capitalizing  at 5.9% the  annualized  and  seasonally  adjusted  fourth quarter property net income,  plus a 4% growth  factor,  minus a management  fee. At the present time,  the 2007  guidance  assumes no stock  buy-back.  The Company will continue to monitor stock prices, the published NAV and acquisition alternatives
to  determine  the  current  best  use  of  capital   between  stock   buy-back,
acquisitions  and leverage  levels.  During  periods when our common  shares are trading at a premium to NAV,  we are not likely to  repurchase  shares.  In such circumstances,  it would be more likely  that we would issue  equity in order to raise capital in order to pay down existing debt. This should be neutral to both
NAV and  earnings  per share,  increase the level of  unencumbered  assets,  and better position the Company to fund future acquisition and development  pipeline needs.  During 2007, the Company will target  leverage of  approximately  43% of debt-to-total  market  capitalization  in  order  to  meet  its  above-described acquisition goals.

Results of Operations
---------------------

Comparison of year ended December 31, 2006 to year ended December 31, 2005.

The Company owned 106 communities  with 31,253  apartment units  throughout 2005 and  2006  where  comparable  operating  results  are  available  for the  years presented (the "2006 Core Properties").  For the year ended  December 31,  2006, the 2006 Core Properties  showed an increase in total revenues of 5.0% and a net operating income increase of 6.8% over the 2005 period. Property level operating expenses increased 2.8%. Average economic occupancy for the 2006 Core Properties increased from 93.8% to 94.0%, with average monthly rental rates increasing 3.1%
to $1,073 per apartment unit.

A summary of the 2006 Core Property NOI is as follows (in thousands):

                                      2006         2005    $ Change    % Change
                                      ----         ----    --------    --------
Rent                             $ 378,289    $ 365,911     $12,378        3.4%

Utility recovery revenue             8,323        2,907       5,416      186.3%
                                 ---------    ---------     -------        ---
Rent including recoveries          386,612      368,818      17,794        4.8%

Other income                        17,710       16,093       1,617       10.0%
                                 ---------    ---------     -------        ---
Total revenue                      404,322      384,911      19,411        5.0%

Operating and maintenance         (172,392)    (167,770)     (4,622)      (2.8%)
                                 ---------    ---------     -------        ---
Net operating income             $ 231,930    $ 217,141     $14,789        6.8%
                                 =========    =========     =======        ===

NOI may fall within the definition of "non-GAAP  financial measure" set forth in
Regulation S-K and, as a result,  Home  Properties may be required to include in this report a statement  disclosing  the reasons why  management  believes  that presentation  of this measure  provides  useful  information to investors.  Home
Properties  believes that NOI is helpful to investors as a supplemental  measure of the operating  performance  of a real estate  company  because it is a direct measure of the actual operating results of the Company's apartment  communities.
In  addition,  the  apartment  communities  are valued and sold in the market by using a multiple  of NOI.  The  Company  also uses this  measure to compare  its performance to that of its peer group.

During 2006, the Company  acquired/developed a total of 3,271 apartment units in ten communities (the "2006 Acquisition  Communities").  In addition, the Company experienced  full-year  results for the 2,430 apartment units in seven apartment communities  (the "2005  Acquisition  Communities")  acquired  during 2005.  The inclusion of these acquired communities  generally accounted for the significant changes in operating  results for the year ended December 31, 2006. In addition, the reported  income from  operations  include the  consolidated  results of one investment  where the  Company is the  managing  general  partner  that has been determined to be a Variable Interest Entity ("VIE").

A summary of the NOI from continuing operations for the Company as a whole is as follows (in thousands):

                                       2006        2005    $ Change     % Change
                                       ----        ----    --------     --------

Rental income                     $ 420,988   $ 378,506     $42,482        11.2%
                                  ---------   ---------     -------        ----
Utility recovery revenue              9,082       2,964       6,118       206.4%
Other income                         18,693      16,451       2,242        13.6%
                                  ---------   ---------     -------        ----
Total property other income          27,775      19,415       8,360        43.1%
                                  ---------   ---------     -------        ----
Total revenue                       448,763     397,921      50,842        12.8%

Operating and maintenance          (190,845)   (174,906)    (15,939)       (9.1%)
                                  ---------   ---------     -------        ----
Net operating income              $ 257,918   $ 223,015     $34,903        15.7%
                                  =========   =========     =======        ====

During 2006, the Company  disposed of 39 properties with a total of 9,705 units, which had  partial  results  for 2006 and full year  results for 2005 (the "2006
Disposed  Communities").  During 2005, the Company sold four  properties  with a total of 816 units,  which had  partial  results  for 2005 (the  "2005  Disposed
Communities").  The results of these disposed  properties have been reflected in discontinued operations and are not included in the table above.

For the year ended  December 31, 2006,  income from  operations  (income  before equity in losses of unconsolidated affiliates,  minority interest,  discontinued
operations  and loss on  disposition  of property  and  business)  increased  by
$5,161,000 when compared to the year ended  December 31,  2005. The increase was primarily attributable to the following factors: an increase in rental income of
$42,482,000,  an increase in property other income of $8,360,000, an increase in interest and other income of $2,625,000,  and a decrease in impairment of assets held as general partner of $400,000.  These changes were partially  offset by an increase in operating and  maintenance  expense of  $15,939,000,  an increase in general  and  administrative  expense of  $2,974,000,  an  increase  in interest expense of  $14,595,000,  and an increase in  depreciation  and  amortization of
$15,198,000. Each of the items are described in more detail below.

Of the $42,482,000 increase in rental income, $21,578,000 is attributable to the
2005 Acquisition Communities, $8,228,000 is attributable to the 2006 Acquisition
Communities and $298,000 is attributable  to the  consolidation  of the VIE. The balance of $12,378,000  relates to a 3.4% increase from the 2006 Core Properties due  primarily  to an  increase  of  3.1%  in  weighted  average  rental  rates, accompanied by an increase in average economic occupancy from 93.8% to 94.0%.

In the current improving economic  environment,  it is very difficult to project rental rate and occupancy  results.  The Company has provided guidance for 2007, which, at the mid-point of the range,  anticipates  same store revenue growth of
5.1%,  including  above-average  rental increases from the continued  efforts to upgrade the properties.  Occupancy  levels are expected to slightly improve from the  level at the end of the  fourth  quarter  of 2006,  producing  an  expected average for 2007 Same Store Properties of 94.0%, 10 basis points higher than all of 2006.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport rentals,  revenue from corporate  apartments,  cable revenue, pet  charges,  and  miscellaneous  charges to  residents,  increased  in 2006 by
$8,360,000. Of this increase, $1,097,000 is attributable to the 2005 Acquisition
Communities,  $259,000 is attributable to the 2006  Acquisition  Communities and partially offset by a $29,000  decrease  attributable to the VIE. The balance of
$7,033,000 represents a 37.0% increase attributable to the 2006 Core Properties.
Included in the 2006 Core Properties  increase is $5,416,000,  which  represents increased utility recovery revenue compared to 2005.

Interest  income  increased  $1,180,000 due to a higher level of invested excess cash on hand available from sale proceeds of the 2006 Disposed  Communities  and proceeds from exchangeable  senior notes awaiting  reinvestment into replacement property.

Other income,  which primarily reflects management and other real estate service fees  recognized by the Company,  increased in 2006 by  $1,445,000.  This is due primarily to the post closing  consultation  fees earned in connection  with the
2006 Disposed Communities.

Of the $15,939,000 increase in operating and maintenance expenses, $8,521,000 is attributable to the 2005 Acquisition Communities,  $2,969,000 is attributable to the  2006  Acquisition  Communities  partially  offset  by a  $173,000  decrease attributable to the VIE. The balance for the 2006 Core Properties,  a $4,622,000 increase in  operating  expenses or 2.8%,  is primarily a result of increases in electricity,  gas heating costs,  repairs & maintenance and property  insurance.
These increases were offset in part by reductions in personnel, advertising, and snow removal costs.

The breakdown of operating and maintenance costs for the 2006 Core Properties by line item is listed below (in thousands):

                                        2006        2005   $ Variance   % Variance
                                        ----        ----   ----------   ----------
Electricity                          $ 6,959     $ 6,414      $ (545)       (8.5%)
Gas                                   20,113      18,871      (1,242)       (6.6%)
Water & sewer                         11,297      10,691        (606)       (5.7%)
Repairs & maintenance                 25,885      24,704      (1,181)       (4.8%)
Personnel expense                     33,818      34,199         381         1.1%
Site level incentive compensation      2,252       2,419         167         6.9%
Advertising                            4,161       4,591         430         9.4%
Legal & professional                   1,176         896        (280)      (31.3%)
Office & telephone                     5,425       5,535         110         2.0%
Property insurance                     6,813       5,746      (1,067)      (18.6%)
Real estate taxes                     38,512      38,292        (220)       (0.6%)
Snow                                     610       1,190         580        48.7%
Trash                                  2,438       2,452          14         0.6%
Property management G&A               12,933      11,770      (1,163)       (9.9%)
                                   ---------   ---------     -------        ----
Total                              $ 172,392   $ 167,770     $(4,622)       (2.8%)
                                   =========   =========     =======        ====

With a $1,242,000 increase, natural gas heating costs were up 6.6% over 2005. We experienced  significant  increases in the cost of natural gas per  decatherm in the first quarter. These increases were not unexpected, and rates and usage have come down the balance of the year with positive  comparisons  to the other three quarters.

As  of  December 31,  2006,  the  Company  had  fixed-price  contracts  covering approximately  95% of its natural gas exposure for the balance of the  2006/2007 heating  season.  Risk  is  further  diversified  by  staggering  contract  term expirations.  For the  balance of the  2006/2007  heating  season,  the  Company estimates the average  price per  decatherm  will be  approximately  $9.50.  For calendar year 2007, where the Company has coverage for 85% of its exposure,  the
Company's  negotiated average price per decatherm was approximately  $9.22, with an all-in  weighted  expectation  of $8.99  including  an  estimate  for the 15%
variable  portion.  For 2006, the average commodity cost for the year was $9.29.
The Company has provided  guidance for 2007 which  anticipates a 13.1%  increase
(or  $2,700,000) in natural gas heating costs.  This is based on the thirty-year average  for the number of degrees  days for 2007.  Both the winter of the first quarter and fourth quarter of 2006 were mild,  making for a tough  comparison in
2007. Even though the cost per decatherm is expected to go down slightly,  usage is expected to increase significantly. For guidance, the portion of the calendar year not  covered by fixed  price  contracts  (15%) is assumed to be priced at a level that reflects twelve month strip pricing as of February, 2007.

The  increase  in repairs  and  maintenance  of 4.8% is mainly  attributed  to a non-recurring  $618,000 reduction in 2005 due to cost  reimbursements  from fire losses.  After  factoring  the fire  reimbursement,  the 2006  increase was only
$563,000,  or 2.2%. The Company has provided guidance for 2007 which anticipates a 4.3% increase in repairs and maintenance.

Personnel  expenses were down 1.1% in 2006 versus 2005. The Company  experienced favorable variances in workers compensation and health insurance, down $322,000, or 10%. For 2007  guidance,  personnel  costs are  anticipated to increase 5.7%.
Part of this increase is  attributable  to a more  normalized  level of overtime expected during winter months.  As with heating costs described  above, the more mild winter in 2006 produced lower snowfall which reduces labor costs.

Site level incentive compensation was down $167,000, or 6.9%. The hurdle rate to earn incentive  compensation  was set higher in 2006 due to increased  optimism, resulting in a slightly lower overall payout.

Advertising costs were down 9.4% as a result of property  management  decreasing spending on major newspaper ads and focusing instead on internet advertising and resident referral programs.

Legal and professional fees were up $280,000, or 31.3%, due in part to increased efforts for property tax assessment appeals.

Property  insurance  costs were up 18.6% over 2005,  primarily  due to a general increase in our property and general  liability  insurance  premiums.  Insurance costs have  continued  to climb due to  catastrophe  rate  increases  and higher reinsurance  rates.  The guidance for 2007 reflects a similar 18.8%  increase in insurance costs.

Real  estate  taxes  were up only  0.6% in 2006,  reflecting  general  increased assessments  and rates as tax  authorities  struggle  to raise  revenues in many regions of the  country,  mostly  offset by  selected  successful  property  tax appeals which  resulted in $555,000  savings in 2006.  The Company  expects real estate taxes to increase only 3.0% in 2007 reflecting  continued  initiatives to challenge assessments and obtain cost reductions.

Snow removal  costs were down  580,000 or 48.7%.  The year 2006  produced  below normal  snowfalls  compared to normal  snowfall in 2005.  Snow removal costs are anticipated to revert to normal levels in 2007.

The  operating  expense ratio (the ratio of operating  and  maintenance  expense compared to rental and property  other income) for the 2006 Core  Properties was
42.6% and 43.6% for 2006 and 2005,  respectively.  This 1.0%  decrease  resulted from the 5.0%  increase in total revenue  achieved  through  ongoing  efforts to upgrade and reposition  properties for maximum  potential and the Company's roll out of its heating cost recovery program in 2006, offset by the 2.8% increase in operating and maintenance  expense. In general,  the Company's operating expense ratio is higher  than that  experienced  in other  parts of the  country  due to relatively high real estate taxes and heating costs in its markets.

General and  administrative  expenses ("G&A") increased in 2006 by $2,974,000 or
15% from $19,652,000 in 2005 to $22,626,000 in 2006.  General and administrative expenses as a percentage of total revenues (including  discontinued  operations)
were 4.4% for 2006 as compared to 4.0% for 2005. The recently enacted accounting rules  effecting  stock options and restricted  stock,  SFAS 123R,  required the
Company to  recognize  compensation  costs in 2006 for  retirement-eligible  and near-retirement-eligible  employees and directors over a shorter  vesting period than 2005,  coupled  with a  significantly  higher  stock  price,  resulting  in
$879,000  higher  expense for 2006.  Part of the  increase  ($1,667,000)  is the direct result of the increase in corporate incentive  compensation bonus accrued in 2006,  partially offset by a $1,331,000  reduction in external costs incurred for  auditing,  tax and  consultation  expense,  including  costs to comply with
Section  404 of  Sarbanes-Oxley.  G&A for 2006 also  included  $505,000  for the development  department which was non-existent in 2005. A significant portion of the costs in 2005  related to the  non-recurring  first year efforts for Section
404  compliance.  G&A is  expected  to  decrease  6.5%  for  2007,  based on the retirement as an employee of Norman Leenhouts, who will remain as Co-Chairman of the Board; partially offset by the ramp up of the development department.

Interest expense  increased in 2006 by $14,595,000 as a result of a full year of interest expense for the 2005 Acquisition Communities,  the increased borrowings in connection with acquisition of the 2006 Acquisition  Communities and interest expense on the exchangeable senior notes,  partially offset by lower interest on line of  credit  expenses.  In  addition,  amortization  from  deferred  charges relating to the financing of properties totaled  $2,389,000 and $1,975,000,  and was included in interest expense for 2006 and 2005, respectively.

Included  in 2005  interest  expense  are  prepayment  penalties  of $147,000 in connection with the refinancing or payoff of certain mortgages not in connection with a sale any property.

Depreciation  and  amortization   expense  increased   $15,198,000  due  to  the
additional  depreciation expense on the 2006 Acquisition  Communities and a full year of depreciation  expense for the 2005 Acquisition  Communities,  as well as the  incremental  depreciation  on the capital  expenditures  for  additions and improvements  to the  Core  Properties  in  2006  and  2005 of  $67,787,000  and
$72,696,000, respectively.

The Company has sold  virtually  all of the assets  associated  with its general partner  interests in the affordable  properties in order to focus solely on the direct  ownership and  management of market rate apartment  communities.  During
2005, the Company recorded impairment charges of $400,000,  which pertains to an impairment  charge taken on the one  remaining  VIE to reduce its  investment to fair market value.

Minority  interest  increased  $985,000  as a direct  result of the  increase in income from operations,  partially offset by a decrease in the minority interest percentage over the prior year.

Included in discontinued  operations for 2006 are the operating results,  net of minority interest,  of the 2006 Disposed  Communities.  Included in discontinued
operations for 2005 are the operating results, net of minority interest,  of the
2006 Disposed Communities and the 2005 Disposed Communities. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early  extinguishment  of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the  $78,748,000 net gain on disposition of property for 2006 is the sale of 39 apartment  communities  where the Company  recorded a combined  gross gain on sale of $110,514,000, net of minority interest of $31,766,000.

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

Net income increased  $28,973,000  primarily due to the increase in gain on sale of  discontinued  operations  of  $24,773,000  in 2006  compared  to 2005;  plus
$4,176,000 higher income from continuing operations in 2006 compared to 2005.

Comparison of year ended December 31, 2005 to year ended December 31, 2004.

The Company owned 98 communities with 28,855 apartment units throughout 2004 and
2005 where  comparable  operating  results are available for the years presented
(the "2005 Core  Properties").  For the year ended  December 31,  2005, the 2005
Core Properties showed an increase in total revenues of 3.6% and a net operating income increase of 3.4% over the 2004 year-end period.  Property level operating expenses increased 4.0%. Average economic occupancy for the 2005 Core Properties increased  from 93.4% to 93.5%,  with average  monthly  rental rates  increasing
2.4%.

A summary of the 2005 Core Property NOI is as follows (in thousands):

                                      2005         2004    $ Change    % Change
                                      ----         ----    --------    --------
Rent                             $ 336,613    $ 327,737      $8,876        2.7%

Utility recovery revenue             2,595           95       2,500     2631.6%
                                 ---------    ---------      ------     ------
Rent including recoveries          339,208      327,832      11,376        3.5%

Other income                        15,179       14,168       1,011        7.1%
                                 ---------    ---------      ------     ------
Total revenue                      354,387      342,000      12,387        3.6%

Operating and maintenance         (153,463)    (147,628)     (5,835)      (4.0%)
                                 ---------    ---------      ------     ------
Net operating income             $ 200,924    $ 194,372      $6,552        3.4%
                                 =========    =========      ======     ======

During  2005,  the Company  acquired a total of 2,430  apartment  units in seven communities  (the "2005  Acquisition  Communities").  In  addition,  the Company experienced  full-year  results for the 2,394 apartment units in eight apartment communities  (the "2004  Acquisition  Communities")  acquired  during 2004.  The inclusion of these acquired communities  generally accounted for the significant changes in operating  results for the year ended December 31, 2005. In addition, effective  April 1, 2004,  the  reported  income  from  operations  include  the consolidated results of one investment where the Company is the managing general partner that has been determined to be a VIE.

A summary of the NOI from continuing operations for the Company as a whole is as follows (in thousands):

                                       2005        2004    $ Change     % Change
                                       ----        ----    --------     --------
Rental income                     $ 378,506   $ 348,932     $29,574         8.5%
                                  ---------   ---------     -------      ------
Utility recovery revenue              2,964         133       2,831      2128.6%
Other income                         16,451      14,804       1,647        11.1%
                                  ---------   ---------     -------      ------
Total property other income          19,415      14,937       4,478        30.0%
                                  ---------   ---------     -------      ------
Total revenue                       397,921     363,869      34,052         9.4%

Operating and maintenance         (174,906)   (157,802)    (17,104)      (10.8%)
                                  ---------   ---------     -------      ------
Net operating income              $ 223,015   $ 206,067     $16,948         8.2%
                                  =========   =========     =======      ======

During  2004,  the  Company  disposed of five  properties  with a total of 1,646 units, which had partial results for 2004 (the "2004 Disposed Communities"). The results of the 2004 Disposed Communities,  along with the 2006 and 2005 Disposed
Communities, have been reflected in discontinued operations and are not included in the table above.

For the year ended  December 31, 2005,  income from  operations  (income  before equity in losses of unconsolidated affiliates,  minority interest,  discontinued
operations  and gain on  disposition  of property  and  business)  decreased  by
$3,936,000 when compared to the year ended  December 31,  2004. The decrease was primarily attributable to the following factors: an increase in rental income of
$29,574,000,  an increase in property other income of $4,478,000,  a decrease in general and administrative expense of $4,326,000 and a decrease in impairment of assets held as general partner of $716,000.  These changes were more than offset by an increase in operating and maintenance expense of $17,104,000,  an increase in interest expense of $15,033,000, an increase in depreciation and amortization of $10,234,000 and a decrease in interest and other income of $659,000.  Each of the items are described in more detail below.

Of the $29,574,000 increase in rental income, $11,451,000 is attributable to the
2004 Acquisition Communities, $8,180,000 is attributable to the 2005 Acquisition
Communities and $1,067,000 is attributable to the  consolidation of the VIE. The balance of $8,876,000  relates to a 2.7% increase from the 2005 Core  Properties due  primarily  to an  increase  of  2.4%  in  weighted  average  rental  rates, accompanied by an increase in average economic occupancy from 93.4% to 93.5%.

Property other income,  which consists primarily of income from utility recovery charges,  operation of laundry facilities,  late charges,  administrative  fees, garage and carport rentals,  revenue from corporate  apartments,  cable revenue, pet  charges,  and  miscellaneous  charges to  residents,  increased  in 2005 by
$4,478,000.  Of this increase,  $661,000 is attributable to the 2004 Acquisition
Communities,  $287,000 is attributable to the 2005  Acquisition  Communities and
$19,000 is attributable to the VIE. The balance of $3,511,000 represents a 24.6%
increase  attributable  to the 2005 Core  Properties.  Included in the 2005 Core
Properties  increase is $2,500,000 which represents  increased  utility recovery revenue compared to 2004.

Other income,  which primarily reflects management and other real estate service fees  recognized  by the Company,  decreased  in 2005 by  $759,000.  This is due primarily to a decrease in the level of  management  activity as a result of the sale of the affordable  limited  partnerships  partially  offset by increases in other fee managed properties.

Of the $17,104,000 increase in operating and maintenance expenses, $6,439,000 is attributable to the 2004 Acquisition Communities,  $3,750,000 is attributable to the 2005 Acquisition  Communities and $1,080,000 is attributable to the VIE. The balance  for the 2005  Core  Properties,  a  $5,835,000  increase  in  operating expenses or 4.0%, is primarily a result of increases in utilities, personnel and real estate  taxes,  offset in part by reductions  in  advertising,  repairs and maintenance, and property insurance.

The breakdown of operating and maintenance costs for the 2005 Core Properties by line item is listed below (in thousands):

                                        2005          2004    $ Variance    % Variance
                                        ----          ----    ----------    ----------
Electricity                          $ 6,115       $ 5,951       $ (164)        (2.8%)
Gas                                   18,013        15,300       (2,713)       (17.7%)
Water & sewer                          9,617         9,142         (475)        (5.2%)
Repairs & maintenance                 22,838        22,894            56          0.2%
Personnel expense                     31,449        30,937         (512)        (1.7%)
Site level incentive compensation      2,220         1,323         (897)       (67.8%)
Advertising                            4,246         4,297            51          1.2%
Legal & professional                     802           740          (62)        (8.4%)
Office & telephone                     5,172         5,428           256          4.7%
Property insurance                     4,334         5,383         1,049         19.5%
Real estate taxes                     34,563        32,889       (1,674)        (5.1%)
Snow                                   1,018           877         (141)       (16.1%)
Trash                                  2,146         2,070          (76)        (3.7%)
Property management G&A               10,930        10,397         (533)        (5.1%)
                                   ---------     ---------      -------         ----
Total                              $ 153,463     $ 147,628      $(5,835)        (4.0%)

The natural gas heating cost variance of 17.7% reflects significant increases in the cost of natural gas per  decatherm.  For calendar  year 2005,  the Company's average price per decatherm was $6.98.  A year ago, the average  commodity  cost for the year was approximately $6.00.

The 5.2%  increase  in water and sewer  costs is a  function  of  municipalities across all regions looking at ways to increase revenues. The Company initiated a program to  allocate  water and sewer  costs to  residents  at a majority of the
Owned Properties in March 2005.

The  decrease  in repairs  and  maintenance  of 0.2% is mainly  attributed  to a
$919,000  decrease in sales tax charges  between  periods.  Included in contract repairs in 2004 is $808,000  of sales tax  expense,  compared to a reduction  in sales tax expense of $111,000 in 2005.

Personnel  expense was up 1.7% in 2005 versus 2004.  Significant  variances were normal payroll increases of $958,000, or 2.7%, increase in workers compensation, up $421,000, or 27%, and health insurance, down $867,000, or 33%.

Site level incentive  compensation was up $897,000, or 67.8%. This represents an increased focus on creating a higher level of property  management  compensation coming from incentive based performance measures.

Advertising costs were down 1.2% as a result of property  management  decreasing spending on major newspaper ads and focusing instead on internet advertising and resident referral programs.

Property  insurance  costs were down 19.5% over 2004.  The  Company  renewed the property and general liability insurance policy for the year beginning November,
2004 at  significantly  reduced  rates,  due to a reduced  number of claims  and better management of those claims.

Real estate taxes were up 5.1% in 2005,  reflecting  increased  assessments  and rates as tax  authorities  struggle  to raise  revenues  in many  regions of the country.

Snow  removal  costs  were up 16.1%.  The year 2005  produced  normal  snowfalls compared to below normal snowfall in 2004.

The  operating  expense ratio (the ratio of operating  and  maintenance  expense compared to rental and property  other income) for the 2005 Core  Properties was
43.3% and 43.2% for 2005 and 2004,  respectively.  This 0.1%  increase  resulted from the 3.6%  increase in total revenue  achieved  through  ongoing  efforts to upgrade and reposition properties for maximum potential being offset by the 4.0%
increase  in  operating  and  maintenance  expense.  In general,  the  Company's operating  expense ratio is higher than that  experienced  in other parts of the country  due to  relatively  high  real  estate  taxes  in its  markets  and the
Company's  practice,  typical in its markets,  of including  heating expenses in base rent.

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

The $3,800,000  accrued for  settlement  costs  ($3,500,000)  and the legal fees
($300,000)  relates to a legal action,  commenced in 2000,  against the Company, the Operating  Partnership and Home Leasing Corporation.  Home Leasing was owned by Nelson B. Leenhouts and Norman Leenhouts,  who are the Co-Chairs of the Board
of  Directors of the Company.  The Company was  originally  formed to expand and continue  Home  Leasing's  business.  The essence of the  complaint was that the entity in which the plaintiffs  were investors was wrongfully  excluded from the
Company's  initial  public  offering.  In their original  complaint,  plaintiffs sought damages in the amount of $3,000,000. In the subsequent discovery process, plaintiffs increased damages sought to $10,000,000. Payment in settlement and of legal  fees was made on behalf of Home  Leasing as well as the  Company  and the
Operating Partnership in recognition of the fact that the matters alleged in the action  against Home Leasing  related  directly and solely to the  promotion and creation of the Company.

Interest  expense  increased in 2005 by $15,033,000 as a result of the increased borrowings in connection with acquisition of the 2005  Acquisition  Communities, and a full year of interest  expense for the 2004  Acquisition  Communities.  In addition,  amortization  from  deferred  charges  relating to the  financing  of properties  totaled  $1,975,000  and  $1,766,000,  and was  included in interest expense for 2005 and 2004, respectively.

Included in interest expense are prepayment penalties which decreased in 2005 by
$158,000 as  compared  to 2004.  During  2005,  the Company  incurred a total of
$147,000 in prepayment penalties in connection with the refinancing or payoff of certain mortgages compared to $305,000 in 2004.

Depreciation  and  amortization   expense  increased   $10,234,000  due  to  the
additional  depreciation expense on the 2005 Acquisition  Communities and a full year of depreciation  expense for the 2004 Acquisition  Communities,  as well as the  incremental  depreciation  on the capital  expenditures  for  additions and improvements  to the  Core  Properties  in  2005  and  2004 of  $64,592,000  and
$68,510,000, respectively.

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
2004.

The equity in losses of  unconsolidated  affiliates of $538,000 is primarily the result  of the  general  partner  recording  a greater  share of the  underlying investment's  losses due to the loans and advances to certain of the  affordable property limited  partnerships where the limited partner has no capital account.
This is pursuant to the accounting requirements of EITF 99-10,  "Percentage Used to Determine the Amount of Equity Method Losses."

Minority  interest  decreased  $575,000  as a direct  result of the  decrease in income from operations over the prior year.

Included in  discontinued  operations for the year-ended  December 31, 2005, are the 2006 and 2005 Disposed Communities.

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
of  discontinued  operations of $42,558,000 in 2005 compared to 2004;  partially offset by $5,192,000 lower income from the operation of discontinued  operations in 2005 compared to 2004.

Liquidity and Capital Resources
-------------------------------

The Company's  principal  liquidity  demands are expected to be distributions to the common stockholders and holders of UPREIT Units,,  capital  improvements and repairs and  maintenance  for the  properties,  acquisition  and  development of additional  properties,  stock  repurchases,  the  redemption  of the  Series  F
Perpetual Preferred shares described above, and debt repayments. The Company may also acquire equity ownership in other public or private  companies that own and
manage  portfolios  of  apartment   communities.   Management   anticipates  the
acquisition of properties of approximately  $400 million in 2007, although there can be no assurance that such acquisitions will actually occur.

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

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and the line of credit,  it intends to satisfy such  requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of UPREIT Units, proceeds from sales of its common stock through the Dividend  Reinvestment Plan, or issuing additional common shares, shares of the Company's preferred stock, or other securities. As of December 31, 2006, the Company owned 19 properties, with
3,816 apartment units, which were unencumbered by debt.

During 2006, the Company sold 39  communities  for a total sales price of $495.3 million.  The Company sold four communities  during 2005 for a total sales price of $142.6 million.  The Company was able to sell these  properties at an average capitalization  rate of 6.8% and reinvest in the  acquisition of properties with more growth potential at an expected first year cap rate of 6.4%. Management has included in its operating  plan that the Company will  strategically  dispose of assets  totaling  approximately  $50 million  in 2007,  although there can be no assurance that such dispositions will actually occur.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock or other  securities.  As of  December  31,  2006,  the Company continued to have available  securities under the registration  statement in the aggregate amount of $144,392,000.

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
$25.00 liquidation preference per share. This offering generated net proceeds of approximately $58 million.  The net proceeds were used to fund the repurchase of the Company's  Series B Preferred  Stock,  property  acquisitions,  and property upgrades. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption  price of $25.00 per share,  plus any accumulated,  accrued  and unpaid  dividends.  The  Company  plans to redeem the
Series F Preferred on March 26, 2007.  Each Series F Preferred share receives an annual  dividend  equal  to  9.00%  of  the  liquidation  preference  per  share
(equivalent to a fixed annual amount of $2.25 per share).

In 2000, the Company  obtained an investment  grade rating from Fitch,  Inc. The rating in effect at  December  31,  2006 (no change  from  initial  rating) is a corporate credit rating of "BBB"  (Triple-B),  with a rating of "BBB-" (Triple-B
Minus) for Series F Preferred Stock.

The Company issued  $20,397,000,  $55,600,000 and $12,100,000 of UPREIT Units as
consideration for acquired properties in 2006, 2005 and 2004, respectively.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action did not  establish a target  price or a specific  timetable  for repurchase.  At December  31,  2004,  there was  approval  remaining to purchase
2,000,000  shares.  During 2005, the Company  repurchased  2,779,805 shares at a cost of  $111,738,000.  On each of February 16, 2005 and  November 4, 2005,  the
Board of Directors  approved a 2,000,000 share increase in the stock  repurchase program,  resulting in a remaining  authorization  level of 3,220,195  shares at
December 31, 2005.  During 2006, the Company  repurchased  2,613,747 shares at a cost of  $142,532,597.  On October  27, 2006 the Board of  Directors  approved a
2,000,000-share  increase  in  the  stock  repurchase  program,  resulting  in a remaining  authorization  level of  2,606,448  shares as of December  31,  2006.
During 2007,  the Company will monitor  stock  prices,  the  published net asset value, and acquisition alternatives to determine the current best use of capital between the two major uses of capital - stock buyback and acquisitions.

The Company has a Dividend  Reinvestment  and Direct  Stock  Purchase  Plan (the
"DRIP").  The DRIP provides the  stockholders  of the Company an  opportunity to automatically invest their cash dividends in common stock. In addition, eligible participants  may make monthly  payments or other voluntary cash  investments in shares of common stock.  The maximum  monthly  investment  without prior Company approval is currently $10,000.  In the fourth quarter of 2004, the Company began meeting  share demand in the program  through  share  repurchase by the transfer agent in the open market on the Company's  behalf instead of new share issuance.
This removes  essentially 100% of the dilution caused by issuing new shares at a price less than the net asset value in an economic and efficient manner.  During
2006 and 2005,  48,243 and 66,525  shares of common  stock,  respectively,  were issued under this plan,  which were covered by share  repurchases.  As the stock has been trading at an amount close to NAV, in the fourth  quarter of 2006,  the
Company switched back to issuing new shares to meet demand.

Management  monitors the relationship  between the Company's stock price and its estimated  NAV.  During times when the  difference  between  these two values is small,  resulting in little  "dilution"  of NAV by common stock  issuances,  the
Company  can choose to issue new  shares.  At times when the gap between NAV and stock price is greater,  the Company has the  flexibility  to satisfy the demand for DRIP shares with stock  repurchased  in the open market.  In  addition,  the
Company can issue waivers to DRIP  participants  to provide for  investments  in excess of the $10,000 maximum monthly  investment.  No such waivers were granted during 2006 or 2005.

On October 24,  2006,  the Company  issued $200 million of  exchangeable  senior notes under an Indenture  Agreement.  This  offering  generated  net proceeds of
$195.8 million.  The coupon rate is 4.125%. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common  stock for the  exchange  value (to the extent  that the market  price of common stock exceeds the initial  exchange price of $73.34 per share) subject to adjustment.  Upon an exchange of the notes,  the Company will settle any amounts up to the  principal  amount  of the  notes in cash and the  remaining  exchange value, if any, will be settled,  at the Company's  option, in cash, common stock or a  combination  of both.  The notes are not  redeemable  at the option of the
Company for five years, except to preserve the status of the Company as a REIT.

Holders of the notes may require the  Company to  repurchase  the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011,
2016 and 2021.  The notes will  mature on November  1, 2026,  unless  previously redeemed,  repurchased or exchanged in accordance with their terms prior to that date.

Noteholders may also require an exchange of the notes subsequent to December 31,
2006 should the closing  sale price of common  stock exceed 130% of the exchange price for a certain  period of time or should the trading  price on the notes be less  than  98% of the  product  of the  closing  sales  price of  common  stock multiplied by the applicable exchange rate for a certain period of time.

The notes are  structurally  subordinated  to the  secured  indebtedness  of the
Company.  The  Company  is not  subject  to any  financial  covenants  under the
Indenture.  In  addition,  the  Indenture  will not  restrict the ability to pay distributions, incur debt or issue or repurchase securities.

On November 23, 2004,  the Company  signed a  supplemental  demand note with M&T
Bank.  The note had a maximum  principal  amount of $42 million with interest at
1.25% over the  one-month  LIBOR rate.  The demand note was entered into to fund the Company's stock repurchase  program.  The Company had no outstanding balance on the note as of December 31, 2004. In connection with the increased  borrowing capacity of the line of credit as described above,  this  supplemental  note was terminated during the third quarter of 2005.

On November 23, 2005,  the Company  executed a Standard Libor Grid Note with M&T
Bank.  The note had a maximum  principal  amount of $40 million with an interest rate at .95% over the  one-month  LIBOR.  Proceeds  from this  demand  note were utilized to fund the  Company's  stock  repurchase  program.  The Company had no outstanding balance on the note as of December 31, 2005 and it was terminated.

As of December 31, 2006, the Company had an unsecured line of credit of $140,000 of which there was no  outstanding  balance.  Provided  that no event of default under  this  agreement  has  occurred,  the  Company  may  request  on or before
September 1, 2007 that the lenders  increase the line of credit to an amount not to exceed $190,000. The Company has had no occurrences of default as of December
31, 2006. The line of credit is led by  Manufacturers  and Traders Trust Company
("M&T Bank"), as Administrative  Agent, with three other participants:  Citizens
Bank of Rhode Island,  Chevy Chase Bank, F.S.B.,  and Comerica Bank.  Borrowings
under the line of credit bear  interest at 0.75% over the one-month  LIBOR.  The one-month  LIBOR was 5.32% at December 31, 2006.  The LIBOR  interest  rate plus
0.75% was 6.07% at December 31, 2006.

Increases in interest  rates will raise the  Company's  interest  expense on any outstanding  balances  and as a result  would  affect the  Company's  results of operations and financial  condition.  The line of credit expires on September 1,
2008 and can be extended one year upon satisfaction of certain  conditions.  The credit  agreement  relating  to this  line of credit  requires  the  Company  to
maintain  certain  financial  ratios  and  measurements.   The  Company  was  in
compliance with these financial covenants for the year ended December 31, 2006.

As of December 31, 2006, the weighted  average rate of interest on the Company's
$1.9 billion  mortgage debt was 5.8% and the weighted  average  maturity of such indebtedness was  approximately six and one half years.  Approximately  98.6% of total indebtedness  (including the exchangeable senior notes) is at fixed rates.
This limits the exposure to changes in interest rates,  minimizing the effect of
interest  rate   fluctuations  on  the  Company's   results  of  operations  and
cash flows.

The  Company's  net  cash  provided  by  operating   activities  increased  from
$136,466,000 for the year ended December 31,  2005, to $162,996,000 for the year ended  December 31, 2006. The increase was  principally  due to changes in other assets, accounts payable and accrued liabilities. The change in other assets was principally  due to the use of a  $7,303,000  deposit for the  acquisition  of a property  in 2006 and a  $6,297,000  decrease  in 2006 due to the 2006  Disposed
Communities.  The increase in liabilities  over the prior year was primarily due to higher  accrued  interest of $1,541,000  for the  exchangeable  senior notes,
$1,089,000  accrued  interest on debt associated with 2006 and 2005  Acquisition
Communities;  $1,842,000 higher accrued bonus with the remaining increase due to higher  accounts  payable  and  other  accrued  expenses  at the  end of 2006 as compared to the prior year end.

Cash provided by (used in) investing  activities  increased from  ($179,944,000)
used in 2005 to $159,653,000  provided by in 2006. The dramatic increase in 2006 is  attributable  to the  $349,384,000  increase in proceeds  from 2006 Disposed
Communities. Also, cash used in the purchase of properties was $31,848,000 lower in 2006 as compared to 2005, and funds added to escrow were  $38,713,000  higher in 2006.

Cash  provided by (used in)  financing  activities  decreased  from  $40,944,000 provided by in 2005 to ($209,828,000) used in 2006 primarily due to $167,858,000 less cash provided by debt  refinancings;  $150,865,000 in mortgage  retirements for the 2006 Disposed Communities; $109,000,000 cash used to pay off the line of credit and $34,449,000 higher  repurchases of common stock,  partially offset by
$195,800,000 proceeds from the sale of exchangeable senior notes and $16,536,000 higher proceeds from stock option exercises.

On February 7, 2007, the Board of Directors approved a dividend on the Company's common  shares of $.65 per share for the period from October 1, 2006 to December
31, 2006.  This is the equivalent of an annual  distribution of $2.60 per share.
In addition,  the Company declared a dividend of $0.5625 per share on its Series
F Cumulative Redeemable Preferred Stock for the quarter ended February 28, 2007.
The  dividends  were paid on  February  28,  2007 to  shareholders  of record on
February 16, 2007.

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

Revenue Recognition
-------------------

The Operating  Partnership  leases its residential  apartment units under leases with  terms  generally  one year or  less.  Rental  income  is  recognized  on a straight-line  basis over the related  lease term. As a result,  deferred  rents receivable  are created when rental income is recognized  during the  concession period of certain negotiated leases and amortized over the remaining term of the lease.  In accordance  with SFAS 141, the Company  recognizes  rental revenue of acquired  in-place  "above and below" market leases at their fair value over the weighted  average  remaining lease term.  Property other income,  which consists primarily of income from  operation  of laundry  facilities,  utility  recovery, administrative  fees,  garage and carport rentals and  miscellaneous  charges to residents,  is recognized  when earned (when the services are provided,  or when the resident incurs the charge).

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
until construction is substantially complete.  There was $1,087,000,  $1,096,000 and  $763,000  of interest  capitalized  in 2006,  2005 and 2004,  respectively.
Salaries and related costs  capitalized  for the years ended  December 31, 2006,
2005 and 2004 were  $2,097,000,  $2,135,000 and $3,391,000,  respectively.  When retired or  otherwise  disposed  of,  the  related  asset  cost and  accumulated depreciation  are cleared from the respective  accounts and the net  difference, less any amount  realized  from  disposition,  is reflected in income.  Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

Management reviews its long-lived assets used in operations for impairment when, in accordance  with SFAS No. 144,  Accounting  for the Impairment or Disposal of
Long Lived Assets  ("SFAS  144"),  there is an event or change in  circumstances that indicates an impairment in value. An asset is considered  impaired when the undiscounted  future  cash  flows are not  sufficient  to  recover  the  asset's carrying value. If such impairment is present,  an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The
Company  records  impairment  losses and reduces the carrying  amounts of assets held for sale when the carrying  amounts exceed the estimated  selling  proceeds less the costs to sell.

The Company  accounts  for its  acquisitions  of  investments  in real estate in accordance with SFAS No. 141, Business Combinations ("SFAS 141"), which requires the fair value of the real  estate  acquired  to be  allocated  to the  acquired tangible  assets,  consisting  of land,  building,  and  personal  property  and identified  intangible  assets  and  liabilities,  consisting  of the  value  of above-market  and  below-market  leases,  value of in-place  leases and value of resident  relationships,  based in each case on their fair  values.  The Company considers  acquisitions of operating real estate assets to be businesses as that term is defined  in  Emerging  Issues  Task Force  Issue No.  98-3,  Determining
Whether a Nonmonetary  Transaction Involves Receipt of Productive Assets or of a
Business.

The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building,  and personal property)
determined by valuing the property as if it were vacant.  The as-if-vacant value is allocated to land,  buildings,  and personal  property based on  management's determination of the relative fair values of these assets.

Above-market and below-market  in-place lease values for acquired properties are recorded  based on the present value (using an interest rate which  reflects the risks  associated  with the leases  acquired) of the difference  between (i) the contractual  amounts  to be  paid  pursuant  to the  in-place  leases  and  (ii)
management's estimate of fair market lease rates for the corresponding  in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized  above-market  lease values are included in other assets
and  are   amortized  as  a  reduction  of  rental  income  over  the  remaining non-cancelable  terms of the respective  leases.  The  capitalized  below-market lease values are  included in accrued  expenses  and other  liabilities  and are amortized  as an  increase  to  rental  income  over  the  initial  term  of the
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

The total amount of other  intangible  assets  acquired is further  allocated to resident  relationships,  which includes intangible values based on management's evaluation of the specific  characteristics  of the  residential  leases and the
Company's resident retention history.

The value of  in-place  leases and  resident  relationships  are  amortized  and included in depreciation and  amortization  expense over the initial term of the respective leases.

The acquisitions of minority  interests for shares of the Company's common stock are recorded  under the purchase  method with assets  acquired  reflected at the fair market value of the Company's common stock on the date of acquisition.  The acquisition  amounts  are  allocated  to the  underlying  assets  based on their estimated  fair  values.  During  2006 and 2005,  there were 3.8 million and 0.2 million  shares of UPREIT Units  converted to common  stock,  respectively.  The
Company made an  adjustment  in the amount of $124.6  million and $5.2  million, respectively, to record the fair market value of the conversions.

Discontinued Operations
-----------------------

The Company  reports its property  dispositions  as  discontinued  operations as prescribed by the  provisions of SFAS No. 144,  Accounting for the Impairment or
Disposal of  Long-Lived  Assets ("SFAS  144").  Pursuant to the  definition of a component  of  an  entity  in  SFAS  144,  assuming  no  significant  continuing involvement  by the  former  owner  after  the  sale,  the sale of an  apartment community  is  considered  a  discontinued  operation.  In  addition,  apartment communities  classified  as held for sale are  also  considered  a  discontinued
operation.  The Company generally  considers assets to be held for sale when all significant  contingencies  surrounding  the closing have been  resolved,  which often  corresponds  with the actual  closing date. As of December 31, 2005,  the
Company classified 21 properties as held for sale. These 21 properties were sold during  2006  and are  included  in  discontinued  operations  for  all  periods presented and classified as held for sale as of December 31, 2005.

Included in discontinued  operations for the three years ended December 31, 2006 are the operating results,  net of minority interest,  of 48 apartment community dispositions  (39 sold in 2006, 4 sold in 2005 and 5 sold in 2004). In addition, discontinued  operations for the years ended December 31, 2005 and 2004 includes the  operating  results  of four VIEs sold  during  2005.  For  purposes  of the discontinued operations presentation, the Company only includes interest expense associated  with  specific  mortgage  indebtedness  of the  properties  that are considered discontinued operations.

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
Recurring capital  improvements  typically  include:  appliances,  carpeting and flooring,  HVAC equipment,  kitchen/bath  cabinets, new roofs, site improvements and various exterior  building  improvements.  Non-recurring  upgrades  include, among other items:  community centers, new windows,  and kitchen/bath  apartment upgrades.  The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The Company is required to make subjective assessments as to the useful lives of its  properties  and  improvements  for  purposes of  determining  the amount of depreciation  to reflect on an annual  basis.  These  assessments  have a direct impact on the Company's net income.

Federal Income Taxes
--------------------

The Company has elected to be taxed as a real estate  investment  trust ("REIT")
under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31,  1994. As a result, the Company generally is not subject to Federal or State  income  taxation  at the  corporate  level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2006,
2005 and 2004, the Company  distributed in excess of 100% of its taxable income;
accordingly,  no  provision  has  been  made  for  federal  income  taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on  dividends  and must  report  distributions  from the Company as either ordinary income, capital gains, or as return of capital.

Included in total  assets on the  Consolidated  Balance  Sheets are deferred tax assets  of  $10,079,000  and  $8,496,000  as of  December  31,  2006  and  2005,
respectively. The deferred tax assets were a result of the net losses associated with the affordable  property  portfolio sales during 2004 and 2003.  Management does not believe it is more likely than not that these  deferred  assets will be used, and  accordingly has recorded a reserve against the deferred tax assets of
$10,078,000  and  $8,421,000  for the years  ended  December  31, 2006 and 2005, respectively.  The  deferred  tax assets are  associated  with HPRS who performs certain of the  residential  and  development  activities  of the Company.  HPRS historically  provided commercial management services and provided loan advances to affordable housing entities owned through general partnership  interests.  As these activities are no longer provided,  Management does not currently  believe there is a source for future material  taxable earnings for HPRS that would give rise to value for the deferred tax assets.

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
Beginning with the second quarter of 2004, the Company  consolidated the results of operations of the VIEs.  Effective  December 31, 2005, the Company had closed on the sale on all but one of the VIEs.  The one remaining VIE is not considered held for sale and is included in the  Consolidated  Statement of Operations  for the years ended December 31, 2006, 2005 and 2004.

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
The Company is responsible  for funding  operating  deficits to the extent there are any and can receive  operating  incentive awards if cash flows reach certain levels.  The effect on the consolidated  balance sheets of including this VIE as of December 31, 2006 and 2005 includes  total assets of $20.5 and $21.3 million, total liabilities of $17.9 and $17.9 million,  and minority interest of $2.6 and
$3.4 million, respectively.

The  Company  believes  the  property   operations  conform  to  the  applicable
requirements as set forth above.

Acquisitions and Dispositions
-----------------------------

In 2006, the Company acquired a total of eight communities with a total of 3,067 units for total  consideration of  $360,100,000,  or an average of approximately
$117,400 per unit. For the same time period, the Company sold 39 properties with a total of 9,705 units for total consideration of $495,300,000, or an average of approximately  $51,000 per unit.  The weighted  average  expected first year cap rate of the 2006  Acquisition  Communities  was  6.7%  and of the 2006  Disposed
Communities was 7.6%. The weighted average  unleveraged IRR during the Company's ownership for the properties sold was 9.3%.

In 2005, the Company acquired a total of seven communities with a total of 2,430 units for total  consideration of  $283,400,000,  or an average of approximately
$116,900 per unit.  For the same time period,  the Company sold four  properties with a total of 816 units for total consideration of $142,600,000, or an average of $174,700 per unit. The weighted  average  expected first year cap rate of the
2005 Acquisition  Communities was 6.0% and of the 2005 Disposed  Communities was
4.0%. The weighted  average  unleveraged IRR during the Company's  ownership for the properties sold was 20.0%.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit,  exchangeable senior notes and mortgage notes payable.  The Company's line of credit  matures in September  2008,  and has no balance  outstanding  at
December 31,  2006.  The $1.9  billion in mortgage  notes  payable  have varying maturities  ranging from 1 to 36 years.  The principal  payments on the mortgage notes payable for the years  subsequent to  December 31,  2006, are set forth in the table below as "long-term debt."

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

Purchase  obligations  represent  those costs that the Company is  contractually obligated to pay in the future.  The significant  components of this caption are costs for capital improvements at the Company's properties, as well as costs for normal  operating  and  maintenance  expenses at the site level that are tied to
contracts  such  as  utilities,   landscaping   and  grounds   maintenance   and
advertising. The purchase obligations include amounts tied to contracts, some of which  expire in 2007.  It is the  Company's  intention  to renew  these  normal operating contracts;  however,  there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

                                              Payments Due by Period (in thousands)
                                              -------------------------------------
Contractual Obligations         Total       2007      2008      2009       2010       2011  Thereafter
-----------------------         -----       ----      ----      ----       ----       ----  ----------
Long-term debt (1)         $1,924,313   $171,500  $137,153   $68,351   $307,989   $285,509    $953,811

Operating lease                 6,128      1,980     1,946     1,932        200         70           -

Purchase obligations            9,319      8,371       646       165        106         30           1
                           ----------   --------  --------   -------   --------   --------    --------
Total (2)                  $1,939,760   $181,851  $139,745   $70,448   $308,295   $285,609    $953,812
                           ==========   ========  ========   =======   ========   ========    ========

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

                  Calculation Presented for Series F Covenants
                  --------------------------------------------
                                                                         Three-months ended
                                                                         ------------------
                                                           Dec. 31    Sept. 30      June 30     Mar. 31
                                                              2006        2006         2006        2006
                                                              ----        ----         ----        ----
EBITDA
Total revenues                                           $ 118,748   $ 115,255    $ 121,947   $ 119,416
Net operating income from discontinued operations            3,975       5,125        4,950       5,017
Operating and maintenance expense                          (49,781)    (45,650)     (49,397)    (58,135)
General and administrative expense                          (5,923)     (5,607)      (6,057)     (5,039)
                                                          --------    --------     --------    --------
                                                          $ 67,019    $ 69,123     $ 71,443    $ 61,259
Fixed Charges
Interest expense                                          $ 27,800    $ 26,637     $ 27,717    $ 27,195
Interest expense on discontinued operations                  7,691       1,279        4,246       1,286
Preferred dividends                                          1,350       1,350        1,350       1,350
Capitalized interest                                            79         349          346         313
                                                          --------    --------     --------    --------
                                                          $ 36,920    $ 29,615     $ 33,659    $ 30,144

Fixed charge coverage ratio:                                  1.82        2.33         2.12        2.03

Capital Improvements
--------------------

The  Company  has a policy of  capitalizing  costs  related to the  acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements  are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital
improvements  typically  include:  appliances,   carpeting  and  flooring,  HVAC
equipment,  kitchen/ bath cabinets,  new roofs,  site  improvements  and various exterior building  improvements.  Non-recurring  upgrades  include,  among other items:  community centers, new windows, and kitchen/bath apartment upgrades. The
Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The table  below is a list of the items  that  management  considers  recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment.  Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

                                                                                 Maintenance
                                                              Capitalized            Expense       Total
                                     Capitalized              Expenditure           Cost per    Cost per
                                        Cost per   Useful        Per Unit               Unit        Unit
Category                                    Unit  Life(1)     Per Year(2)        Per Year(3)    Per Year
--------                                    ----  -------     -----------        -----------    --------
Appliances                                $1,000       18             $56                $ 5        $ 61
Blinds/Shades                                130        6              22                  6          28
Carpets/cleaning                             840        6             140                 97         237
Computers, equipment, misc.(4)               120        5              24                 29          53
Contract repairs                               -        -               -                102         102
Exterior painting (5)                         84        5              17                  1          18
Flooring                                     250        8              31                  -          31
Furnace/Air (HVAC)                           765       24              32                 43          75
Hot water heater                             130        7              19                  -          19
Interior painting                              -        -               -                138         138
Kitchen/bath cabinets                      1,100       25              44                  -          44
Landscaping                                    -        -               -                106         106
New roof                                     800       24              33                  -          33
Parking lot                                  400       15              27                  -          27
Pool/ Exercise facility                      100       16               6                 23          29
Windows                                      980       36              27                  -          27
Miscellaneous (6)                            705       15              47                 40          87
                                          ------                     ----               ----      ------
Total                                     $7,404                     $525               $590      $1,115
                                          ======                     ====               ====      ======

(1)  Estimated  weighted  average actual physical useful life of the expenditure capitalized.

(2)  This amount is not  necessarily  incurred  each and every year.  Some years will be higher,  or lower  depending  on the timing of certain  longer life expenditures.

(3)  These expenses are included in the Operating and  maintenance  line item of the Consolidated  Statement of Operations.  Maintenance labor costs are not included  in the $590 per  unit  estimate.  All  personnel  costs  for site supervision,  leasing  agents,  and  maintenance  staff  are  combined  and disclosed in the Company's same-store expense detail schedule.

(4)  Includes computers, office equipment/furniture, and maintenance vehicles.

(5)  The level of  exterior  painting  may be lower  than other  similar  titled presentations as the Company's  portfolio has a significant amount of brick exteriors.  In addition,  the other exposed surfaces are most often covered in aluminum or vinyl.

(6)  Includes items such as balconies, siding, and concrete/sidewalks.

In  reviewing  the  breakdown of costs above,  one must  consider the  Company's unique strategy in operating apartments which has been to improve every property every year regardless of age.  Another part of its strategy is to purchase older properties  and rehab and reposition  them to enhance  internal rates of return.
This strategy  results in higher costs of capital  expenditures  and maintenance costs  which is more  than  justified  by  higher  revenue  growth,  higher  net operating income growth and a higher rate of property appreciation.

The Company estimates that during 2006, approximately $525 per unit was spent on recurring  capital  expenditures.  The table below  summarizes  the breakdown of capital  improvements by major categories  between recurring and  non-recurring, revenue generating capital improvements as follows:

                                        For the year ended December 31,
                                     (in thousands, except per unit data)
                                     ------------------------------------
                                                     2006                                            2005
                       ------------------------------------------------------------------  -------------------------
                                                 Non-
                       Recurring       (a)  recurring        (a) Total Capital        (a)  Total Capital         (a)
                          Cap Ex  Per Unit     Cap Ex   Per Unit  Improvements   Per Unit   Improvements    Per Unit
                          ------  --------     ------   --------  ------------   --------   ------------    --------
New buildings         $        -    $    -    $ 2,392   $     70       $ 2,392     $   70        $ 4,433      $  139
Major building
improvements               3,111        91     14,263        417        17,374        508         16,634         520
Roof replacements          1,128        33      2,803         82         3,931        115          4,676         146
Site improvements          1,128        33      7,222        211         8,350        244          7,659         240
Apartment upgrades         2,256        66     14,207        416        16,463        482         17,788         556
Appliances                 1,915        56      1,923         56         3,838        112          3,701         116
Carpeting/flooring         5,846       171      3,914        114         9,760        285          8,417         263
HVAC/mechanicals           1,744        51      9,989        292        11,733        343          9,677         303
Miscellaneous                821        24      2,263         66         3,084         90          2,770          87
                         -------      ----    -------     ------       -------     ------        -------      ------
Totals                   $17,949      $525    $58,976     $1,724       $76,925     $2,249        $75,755      $2,370
                         =======      ====    =======     ======       =======     ======        =======      ======

(a)  Calculated  using  the  weighted  average  number  of  units   outstanding,
     including  31,253 core units,  2005  acquisition  units of 2,430,  and 2006 acquisition  units of 505 for the year ended  December  31, 2006 and 31,253 core units and 2005  acquisition  units of 714 for the year ended  December
     31, 2005.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                               For the year ended December 31,
                                             (in thousands, except per unit data)
                                             ------------------------------------
                                                             2006                                          2005
                               ------------------------------------------------------------------  -------------------------
                                                          Non-
                               Recurring       (a)    recurring       (a) Total Capital       (a)  Total Capital       (a)
                                  Cap Ex  Per Unit       Cap Ex  Per Unit  Improvements  Per Unit   Improvements  Per Unit
                                  ------  --------       ------  --------  ------------  --------   ------------  --------
Core Communities                 $16,408      $525      $51,379    $1,644       $67,787    $2,169        $72,696    $2,326
2006 Acquisition Communities         265       525          297       588           562     1,113              -         -
2005 Acquisition Communities       1,276       525        7,300     3,004         8,576     3,529          3,059     4,284
Subtotal                          17,949       525       58,976     1,724        76,925     2,249         75,755     2,370
2006 Disposed Communities          3,552       525        3,515       519         7,067     1,044         12,965     1,336
2005 Disposed Communities              -         -            -         -             -         -          3,313     4,882
Corporate office expenditures (1)      -         -                      -         3,560         -          1,117         -
                                 -------      ----      -------    ------       -------    ------        -------    ------
Totals                           $21,501      $525      $62,491    $1,526       $87,552    $2,051        $93,150    $2,173
                                 =======      ====      =======    ======       =======    ======        =======    ======

(1)  No distinction is made between recurring and non-recurring expenditures for
     corporate  office.   Corporate  office  expenditures  includes  principally
     computer hardware, software and office furniture and fixtures.

Environmental Issues
--------------------

Phase I environmental  site assessments have been completed on substantially all of the Owned Properties. As of December 31, 2006, there were no recorded amounts resulting from  environmental  liabilities as there were no known  contingencies with  respect  thereto.  Furthermore,  no condition is known to exist that would give rise to a material  liability for site  restoration or other costs that may be incurred with respect to the sale or disposal of a property.

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

Recent Accounting Pronouncements
--------------------------------

In July 2006, the FASB issued  Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the  recognition and measurement of assets and  liabilities  associated  with tax positions  taken or expected to be taken in a tax return. FIN 48 is effective January 1, 2007. The Company reviewed its current tax positions for any potential  uncertain tax positions  that would qualify under FIN 48. Based on its review,  the Company does not anticipate that the  adoption  of FIN 48 in  January  2007  will have a  material  impact on the
Company's cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  ("SFAS
157").  SFAS 157 defines fair value,  establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that  require or permit  fair value  measurements;  the FASB  having  previously concluded  in those  accounting  pronouncements  that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for financial  statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt SFAS 157 in the first  quarter of 2008.
The Company is  currently  evaluating  the impact that SFAS 157 will have on its financial statements.

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different  times.  Starting in 2001 and continuing into 2004 many regions of the United States had  experienced  varying degrees of economic  recession  and  certain  recessionary  trends,  such  as  a  temporary reduction  in  occupancy  and  reduced  pricing  power  limiting  the ability to aggressively  raise  rents.  Starting in the second half on 2004 and  continuing into 2005 and 2006,  we have seen a reversal of these  recessionary  trends.  In light of this, we will  continue to review our business  strategy;  however,  we believe that given our property type and the geographic  regions in which we are located, we do not anticipate any changes in our strategy or material effects on financial performance.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

The  Company's  primary  market risk exposure is interest rate risk. At December
31, 2006 and December 31,  2005, approximately 89% and 91%, respectively, of the
Company's  secured  debt bore  interest at fixed  rates with a weighted  average maturity of  approximately 6 and 7 years,  respectively,  and a weighted average interest rate of approximately 5.77% and 5.95%, respectively,  including the $28 million and $29 million, respectively, of secured debt which has been swapped to a fixed rate.  The  remainder of the  Company's  secured debt bears  interest at variable  rates with a weighted  average  maturity  of  approximately  21 and 12 years,  respectively,  and a weighted  average interest rate of 4.95% and 4.54%, respectively,  at December 31, 2006 and December 31, 2005.  The Company does not intend  to  utilize a  significant  amount of  permanent  variable  rate debt to acquire  properties in the future. On occasion,  the Company may use its line of credit in connection  with a property  acquisition or stock  repurchase with the intention of refinancing at a later date. The Company believes, however, that in no  event  would  increases  in  interest  expense  as  a  result  of  inflation significantly impact the Company's distributable cash flow.

At December  31, 2006 and  December  31,  2005,  the  interest  rate risk on $28 million  and $29  million,  respectively,  of such  variable  rate debt has been mitigated  through the use of interest rate swap  agreements  (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the  counter-parties to the Swaps. The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At December  31, 2006 and December  31,  2005,  the fair value of the  Company's fixed and variable rate secured debt, including the $28 million and $29 million, respectively,  which was  swapped to a fixed rate,  amounted  to a liability  of
$1.93 billion and $1.89 billion,  respectively,  compared to its carrying amount of $1.92 billion and $1.84 billion,  respectively.  The Company estimates that a
100 basis point  increase in market  interest  rates at December  31, 2006 would have changed the fair value of the  Company's  fixed and  variable  rate secured debt to a liability of $1.85 billion.

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
As of  December  31,  2006,  the  Company  had no  other  material  exposure  to market risk.

Additional  disclosure about market risk is incorporated  herein by reference to the discussion  under the heading "Results of Operations" in Item 7: Managements
Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The financial  statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ------------------------------------------------------------------------------------

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

The principal executive officer and principal financial officer evaluated, as of
December 31, 2006, the  effectiveness of the disclosure  controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act")  and  have  determined  that  such disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------

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

Under the supervision and with the  participation  of management,  including the
Company's  principal  executive  officer and principal  financial  officer,  the
Company  conducted an evaluation of the  effectiveness  of its internal  control over financial reporting based on the framework in Internal Control - Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission.  Based on its evaluation under that framework,  management concluded that the Company's internal control over financial reporting was effective as of
December  31, 2006.  In addition,  management  has not  identified  any material weaknesses in the Company's internal controls.

Management's  assessment of the effectiveness of the Company's  internal control
over  financial   reporting  as  of  December  31,  2006  has  been  audited  by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management's  assessment  and on the  effectiveness  of the  Company's  internal control over financial reporting as of December 31, 2006.

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

There were no changes in the internal  controls over  financial  reporting  that occurred during the fourth quarter of the year ended December 31, 2006 that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal control over financial reporting.

Item 9B. Other Information
--------------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors
---------

The Board of Directors (the "Board") currently  consists of twelve members.  The terms  for  all  of  the  directors  of  Home  Properties  expire  at  the  2007
Shareholders' Meeting.

The  information  sets forth,  as of February 16, 2007, for each director of the
Company  such  director's  name,  experience  during the last five years,  other directorships held, age and the year such director was first elected as director of the Company.

                                              Year First
Name of Director                Age        Elected Director
----------------                ---        ----------------
William Balderston, III         79               1994
Josh E. Fidler                  51               2004
Alan L. Gosule                  66               1996
Leonard F. Helbig, III          61               1994
Roger W. Kober                  73               1994
Nelson B. Leenhouts             71               1993
Norman Leenhouts                71               1993
Edward J. Pettinella            55               2001
Clifford W. Smith, Jr.          60               1994
Paul L. Smith                   71               1994
Thomas S. Summer                53               2004
Amy L. Tait                     48               1993

William Balderston, III has been a director of the Company since 1994. From 1991 to the end of 1992, he was an Executive  Vice  President of The Chase  Manhattan
Bank,  N.A. From 1986 to 1991, he was President and Chief  Executive  Officer of
Chase Lincoln First Bank,  N.A., which was merged into The Chase Manhattan Bank,
N.A. He is a Senior  Trustee of the  University of Rochester and a member of the
Board of Governors of the University of Rochester Medical Center. Mr. Balderston
is a graduate of  Dartmouth  College.  As a result of the  Company's  retirement policy,  Mr.  Balderston  will not stand for  re-election  at the Company's 2007
Annual Meeting of Stockholders.

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
Mr. Fidler is a member of the Maryland  Region  Advisory Board of SunTrust Bank,
the Board of Johns Hopkins Medicine and President-elect of the Board of Trustees of The Park School.

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

Leonard F.  Helbig,  III has been a director  of the Company  since 1994.  Since
September  2002 he has  served as a  Director  of  Integra  Realty  Advisors  in
Philadelphia.  Between 1980 and 2002 he was  employed  with Cushman & Wakefield,
Inc. From 1990 until 2002,  Mr. Helbig served as President,  Financial  Services for Cushman & Wakefield,  Inc.  Prior to that and since 1984, Mr. Helbig was the
Executive Managing Director of the Asset Services and Financial Services Groups.
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

Nelson B.  Leenhouts  has  served as Board  Co-Chair  since  his  retirement  as
Co-Chief  Executive Officer effective January 1, 2004. He had served as Co-Chief
Executive  Officer,  President and a director of the Company since its inception in 1993.  Since its  formation,  he has also served as a director  of HPRS,  for which he had also served in various officer  capacities prior to his retirement.
Mr.  Leenhouts  also served as a Senior  Advisor to the  Company  pursuant to an
Employment Agreement with a term that expired on December 31, 2006. In addition,
Nelson   Leenhouts   was   employed  by  the   Company  to  fulfill   additional
responsibilities with respect to the Company's  development  activities pursuant to a Development Agreement, the term of which also expired on December 31, 2006.
Mr. Leenhouts subsequently entered into an Employment Agreement with a term that expires on December 31, 2007. Pursuant to the current Employment Agreement,  Mr.
Leenhouts  will continue to lead the Company's  development  activities.  Nelson
Leenhouts is the founder,  and a co-owner,  together with Norman  Leenhouts,  of
Home Leasing,  and has served as President of Home Leasing  since 1967.  He is a member of the Board of Directors of the Genesee  Valley  Trust  Company.  Nelson
Leenhouts is a graduate of the  University of Rochester.  He is the twin brother of Norman Leenhouts.

Norman P.  Leenhouts  has  served as Board  Co-Chair  since  his  retirement  as
Co-Chief  Executive  Officer  effective  January 1, 2004. He had served as Board
Chair,  Co-Chief  Executive  Officer  and a director  of the  Company  since its inception  in 1993.  Since its  formation,  he has also  served as a director of
HPRS.  Mr. Leenhouts  also served as a Senior Advisor to the Company pursuant to an Employment  Agreement with a term that expired on December 31, 2006. Prior to
January  1,  2006,  Norman  Leenhouts  was  a  co-owner,  together  with  Nelson
Leenhouts, of Home Leasing, where he had served as Board Chair since 1971. He is currently the Chairman of Broadstone  Ventures,  LLC and Broadstone Real Estate,
LLC, formed to contain the property management business of Home Leasing. He is a member of the Board of Trustees of the University of Rochester, Roberts Wesleyan
College and The Charles E. Finney School.  He is a graduate of the University of
Rochester and is a certified public accountant. He is the twin brother of Nelson
Leenhouts.

Edward J. Pettinella has served as President and Chief Executive  Officer of the
Company since  January 1, 2004. He is also a director.  He joined the Company in
2001 as an Executive Vice  President and director.  He is also the President and
Chief Executive  Officer of HPRS. From 1997 until February 2001, Mr.  Pettinella served as President, Charter One Bank (NY Division) and Executive Vice President
of Charter One Financial,  Inc. From 1980 through 1997, Mr. Pettinella served in several managerial  capacities for Rochester Community Savings Bank,  Rochester,
NY,  including  the  positions of Chief  Operating  Officer and Chief  Financial
Officer.  Mr. Pettinella  serves on the  Board of  Directors  of  United  Way of
Greater  Rochester,   Rochester  Business  Alliance,   The  Lifetime  Healthcare
Companies,  National  Multi  Housing  Counsel,  Syracuse  University  School  of
Business and the Geneseo  Foundation Board. He is also on the Board of Governors of  National  Association  of Real Estate  Investment  Trusts and is a member of
Urban Land Institute.  Mr.  Pettinella is a graduate of the State  University at
Geneseo and holds an MBA Degree in finance from Syracuse University.

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
Summer has been the  Executive  Vice  President and Chief  Financial  Officer of
Constellation  Brands, Inc. since 1997. Mr. Summer and Constellation Brands have announced  that Mr.  Summer is retiring  from that  position on or about May 15,
2007. Prior to his employment by Constellation Brands, he held various positions in financial  management with Cardinal Health,  Inc., PepsiCo,  Inc., and Inland
Steel Industries. He is also a member of the Boards of Greatbatch, Inc. and AIDS
Rochester,  Inc. Mr. Summer is a graduate of Harvard University and holds an MBA degree in finance and accounting from the University of Chicago.

Amy L. Tait has served as a director of the Company since its inception in 1993.
Effective  February 15,  2001,  Mrs.  Tait  resigned her  full-time  position as
Executive Vice President of the Company and as a director of HP Management.  She continued as a consultant to the Company pursuant to a consulting agreement that terminated on February 15, 2002.  She is currently the Chief  Executive  Officer and a director of Broadstone  Ventures,  LLC and  Broadstone  Real Estate,  LLC,
where she also serves as  Secretary.  Mrs.  Tait joined Home Leasing in 1983 and held several  positions  with the Company,  including  Senior and Executive Vice
President and Chief Operating  Officer.  She currently  serves on the M & T Bank
Regional Advisory Board and the boards of the United Way of Rochester, Princeton
Club of Rochester,  Al Sigl Center, Center for Governmental Research,  Allendale
Columbia School,  Monroe County Center for Civic  Entrepreneurship and the Simon
School  Executive  Advisory  Committee.  Mrs.  Tait is a graduate  of  Princeton
University  and  holds an MBA from the  William  E.  Simon  Graduate  School  of
Business  Administration of the University of Rochester.  She is the daughter of
Norman Leenhouts.

See Item 4A in Part I hereof for information regarding executive officers of the
Company.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written  representations that no other reports were required  during the fiscal year ended  December  31,  2006,  all Section  16(a)
filing requirements applicable to its executive officers,  directors and greater than 10% beneficial owners were satisfied on a timely basis, except that each of the  following  directors  inadvertantly  failed to report on a timely basis one transaction involving the sale of common shares as follows: William Balderston -
sale of 666 shares of common stock;  Norman Leenhouts - sale of 752 shares;  and
Amy L. Tait - sale of 4,759 shares.  The three sales were subsequently  reported on a Form 4.

Audit Committee, Audit Committee Independence and Financial Expert
------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders  of the Company to be held on May 1, 2007 under "Audit  Committee."
The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Stockholder Nominations to Board
--------------------------------

The information required by this item is incorporated herein by reference to the
Company's  Proxy Statement to be issued in connection with the Annual Meeting of
Stockholders  of the  Company  to be  held  on  May  1,  2007  under  "Board  of
Directors."  The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

Code of Ethics
--------------

The  Company  has  adopted a Code of  Business  Conduct and Ethics and a Code of
Ethics for Senior  Financial  Officers,  both which apply to the Company's Chief
Executive Officer, Chief Financial Officer, Chief Accounting Officer,  Treasurer
and  Controller.  Both  codes  are  available  on  the  Company's  Web  site  at
www.homeproperties.com      under     the      heading      "Investors/Corporate
Governance/Highlights."  In  addition,  the Company  will  provide a copy of the codes  to  anyone  without  charge,  upon  request  addressed  to the  Corporate
Secretary at Home  Properties,  Inc., 850 Clinton  Square,  Rochester,  New York
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

Item 11. Executive Compensation
-------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of the  Stockholders  of the  Company to be held on May 1,  2007  under  "Executive
Compensation."  The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.  Securities  Ownership of Certain  Beneficial Owners and Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The  information  required  by this Item,  including  Equity  Compensation  Plan
Information,  is  incorporated  herein  by  reference  to  the  Company's  proxy statement to be issued in connection  with the Annual Meeting of Stockholders of the  Company  to be held on May 1, 2007  under  "Security  Ownership  of Certain
Beneficial   Owners  and  Management"  and  under  "Equity   Compensation   Plan
Information." The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
Independence
------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders  of  the  Company  to  be  held  on  May  1,  2007  under  "Certain
Relationships  and  Transactions."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

The information required by this Item is incorporated herein by reference to the
Company's  proxy statement to be issued in connection with the Annual Meeting of
Stockholders of the Company to be held on May 1, 2007 under "Report of the Audit
Committee" and  "Principal  Accounting  Fees and Services." The proxy  statement will be filed within 120 days after the end of the Company's fiscal year.

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

                              HOME PROPERTIES, INC.

                        Consolidated Financial Statements
                                                                      Page
Report of Independent Registered Public Accounting Firm               F-2

Consolidated Balance Sheets
         as of December 31, 2006 and 2005                             F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2006, 2005 and 2004         F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2006, 2005 and 2004         F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2006, 2005 and 2004         F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2006, 2005 and 2004         F-7

Notes to Consolidated Financial Statements                            F-8

Schedule II:
         Valuation and Qualifying Accounts                            F-38

Schedule III:
         Real Estate and Accumulated Depreciation
                                                                      F-39

                  3.  Exhibits

Exhibit
Number       Exhibit
------       -------

1.0          Underwriting Agreement, dated May 9, 2006, between Home Properties, Inc., UBS Securities LLC and the selling shareholders named therein.

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

2.40         Contribution Agreement between Hampton Glen Apartments Limited Partnership and Home Properties of New
             York, L.P.

2.41         Contribution Agreement between Home Properties of New York, L.P. and Axtell Road Limited Partnership

2.42         Contribution Agreement between Elk Grove Terrace II and III, L.P., Elk Grove Terrace, L.P. and Home
             Properties of New York, L.P.

2.43         Agreement for Purchase and Sale of Interests Southeast Michigan Portfolio, dated April 26, 2006, together with Second Amendment thereto (First Amendment superceded)

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

4.8          Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc.*

4.14         Directors' Stock Grant Plan*

4.16         Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan*

4.17         Home Properties of New York, Inc. Deferred Bonus Plan*

4.23         Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan*

4.26         Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan*

4.27         Amendment No. One to Home Properties of New York, Inc. Deferred Bonus Plan*

4.29         Amendment No. Two to Deferred Bonus Plan*

4.31         Amended and Restated 2003 Stock Benefit Plan*

4.32         Second Amended and Restated Director Deferred Compensation Plan*

4.33         Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan

4.34         Indenture, dated October 24, 2006 between Home Properties, Inc., Home Properties, L.P. and Wells
             Fargo Bank, N.A., as trustee including the form of 4.125% Exchangeable Senior Notes due 2026 of Home
             Properties, L.P. and the Guarantee of Home Properties, Inc. with respect thereto

4.35         Registration Rights Agreement, dated October 24, 2006, between Home Properties, Inc., Home
             Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear
             Stearns & Co., Inc.

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

10.7         By-Laws of Conifer Realty Corporation (now, Home Properties Resident Services, Inc.)

10.8         Home Properties Trust Declaration of Trust, dated September 19, 1997

10.13        Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors*

10.15        Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule*

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

10.32        Credit Agreement, dated 8/23/99 between Home Properties of New York, L.P., certain lenders, and
             Manufacturers and Traders Trust Company as Administrative Agent

10.33        Amendment No. Twenty-Seven to the Second Amended and Restated Limited Partnership Agreement

10.34        Amendments Nos. Twenty-Six and Twenty-Eight through Thirty to the Second Amended and Restated Limited
             Partnership Agreement

10.37        2000 Stock Benefit Plan*

10.41        Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan*

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

10.51        Amendment No. Forty Two to the Second Amended and Restated Limited Partnership Agreement

10.52        Amendments Nos. Thirty Four, Thirty Six through Forty One, Forty Three and Forty Four to the Second
             Amended and Restated Limited Partnership Agreement

10.57        Amendment Nos. Forty-Five through Fifty-One to the Second Amendment and Restated Limited Partnership
             Agreement

10.58        Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan*

10.59        Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan*

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

10.62        Amendment No. Two to Credit Agreement

10.63        Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P.,
             Home Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004

10.64        Amendment Nos. Fifty-Nine through Sixty-Seven to the Second Amended and Restated Limited Partnership
             Agreement

10.65        Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan*

10.68        Home Properties of New York, Inc. 2003 Stock Benefit Plan*

10.69        Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P.
             Executive Retention Plan*

10.70        Employment Agreement, dated as of May 17, 2004, between Home Properties, L.P., Home Properties, Inc.
             and Edward J. Pettinella*

10.71        Amendment Nos. Sixty-Eight through Seventy-Three to the Second Amended and Restated Limited
             Partnership Agreement

10.72        Summary of Non-Employee Director Compensation Effective January 1, 2007*

10.73        Summary of Named Executive Compensation for 2007

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
             Associates, L.P.

10.80        Agreement, dated September 30, 2005, between General Electric Credit Equities, Inc. and H.P. Knolls
             II Associates, L.P.

10.81        Amendments Nos. Seventy-Four to through Seventy-Nine to the Second Amended and Restated Limited
             Partnership

10.82        Amendment No. Eighty to the Second Amended and Restated Limited Partnership Agreement

10.83        Amendment Nos. Eighty-One and Eighty-Two to the Second Amended and Restated Limited Partnership
             Agreement

10.84        Amendment Nos. Eighty-Three and Eighty-Four to the Second Amended and Restated Limited Partnership
             Agreement

10.85        Amendment Nos. Eighty-Five through Eighty-Seven to the Second Amended and Restated Limited
             Partnership Agreement

10.86        Development Agreement, dated March 27, 2006 between Nelson B. Leenhouts and Home Properties, Inc.*

10.87        Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and
             Home Properties, Inc.*

10.88        Employment Agreement between Nelson B. Leenhouts and Home Properties, Inc.*

10.89        Second Amended and Restated Incentive Compensation Plan*

10.90        Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.

10.91        Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and
             Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Bear Stearns & Co., Inc.

11           Computation of Per Share Earnings Schedule

21           List of Subsidiaries of Home Properties, Inc.

23           Consent of PricewaterhouseCoopers LLP

31.1**       Section 302 Certification of Chief Executive Officer

31.2**       Section 302 Certification of Chief Financial Officer

32.1         Section 906 Certification of Chief Executive Officer (furnished)

32.2         Section 906 Certification of Chief Financial Officer (furnished)

99           Additional Exhibits - Debt Summary Schedule

*    Management  contract or  compensatory  plan or  arrangement  required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**   These  exhibits  are not  incorporated  by  reference  in any  registration statement or report which  incorporates this Annual Report on Form 10-K for the year ended December 31, 2006.

                                    SIGNATURE

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HOME PROPERTIES, INC.

                                /s/ Edward J. Pettinella
                                -----------------------------------------------
                                Edward J. Pettinella
                                Director, President and Chief Executive Officer
                                Date:    February 28, 2007

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

Signature                                     Title                                                Date
---------                                     -----                                                ----
/s/ Edward J. Pettinella                      Director, President and Chief Executive Officer      February 28, 2007
---------------------------
Edward J. Pettinella

/s/ David P. Gardner                          Executive Vice President, Chief Financial Officer    February 28, 2007
---------------------------
David P. Gardner                              (Principal Financial Officer)

/s/ Robert J. Luken                           Senior Vice President, Chief Accounting Officer      February 28, 2007
---------------------------
Robert J. Luken                               and Treasurer (Principal Accounting Officer)

/s/ Kenneth O. Hall                           Vice President and Controller                        February 28, 2007
---------------------------
Kenneth O. Hall

/s/ Norman P. Leenhouts                       Director, Co-Chairman of the Board of Directors      February 28, 2007
---------------------------
Norman P. Leenhouts

/s/ Nelson B. Leenhouts                       Director, Co-Chairman of the Board of Directors      February 28, 2007
---------------------------
Nelson B. Leenhouts

/s/ William Balderston, III                   Director                                             February 28, 2007
---------------------------
William Balderston, III

/s/ Josh E. Fidler                            Director                                             February 28, 2007
---------------------------
Josh E. Fidler

/s/ Alan L. Gosule                            Director                                             February 28, 2007
---------------------------
Alan L. Gosule

/s/ Leonard F. Helbig, III                    Director                                             February 28, 2007
---------------------------
Leonard F. Helbig, III

/s/ Roger W. Kober                            Director                                             February 28, 2007
---------------------------
Roger W. Kober

/s/ Clifford W. Smith, Jr.                    Director                                             February 28, 2007
---------------------------
Clifford W. Smith, Jr.

/s/ Paul L. Smith                             Director                                             February 28, 2007
---------------------------
Paul L. Smith

/s/ Thomas S. Summer                          Director                                             February 28, 2007
---------------------------
Thomas S. Summer

/s/ Amy L. Tait                               Director                                             February 28, 2007
---------------------------
Amy L. Tait

                              HOME PROPERTIES, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm                F-2

Consolidated Balance Sheets
         as of December 31, 2006 and 2005                              F-3

Consolidated Statements of Operations
         for the Years Ended December 31, 2006, 2005 and 2004          F-4

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2006, 2005 and 2004          F-5

Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2006, 2005 and 2004          F-6

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2006, 2005 and 2004          F-7

Notes to Consolidated Financial Statements                             F-8

Schedule II:
         Valuation and Qualifying Accounts                             F-38

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Shareholders of Home Properties, Inc.:

We have completed  integrated  audits of Home  Properties,  Inc.'s  consolidated financial  statements and of its internal control over financial reporting as of
December 31,  2006,  in  accordance  with the  standards  of the Public  Company
Accounting Oversight Board (United States).  Our opinions,  based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

In our  opinion,  the  consolidated  financial  statements  listed  in the index appearing under Item 15(a)(1)  present  fairly,  in all material  respects,  the financial position of Home Properties, Inc. and its subsidiaries at December 31,
2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period  ended  December  31, 2006 in  conformity  with accounting  principles  generally  accepted in the United States of America.  In addition,  in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2)  present  fairly,  in all material  respects,  the information  set  forth  therein  when  read in  conjunction  with  the  related consolidated  financial  statements.  These  financial  statements and financial statement  schedules are the  responsibility  of the Company's  management.  Our responsibility  is to  express  an opinion  on these  financial  statements  and financial  statement  schedules based on our audits.  We conducted our audits of these  statements  in  accordance  with  the  standards  of the  Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  An audit of financial statements includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by management,  and evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion,  management's assessment,  included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(a), that the
Company  maintained  effective  internal control over financial  reporting as of
December 31, 2006 based on criteria established in Internal Control - Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission  (COSO), is fairly stated, in all material  respects,  based on those criteria.  Furthermore,  in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,
2006, based on criteria  established in Internal Control - Integrated  Framework issued by the COSO.  The Company's  management is  responsible  for  maintaining effective  internal  control over financial  reporting and for its assessment of
the   effectiveness   of  internal   control  over  financial   reporting.   Our
responsibility  is to express  opinions on  management's  assessment  and on the effectiveness of the Company's  internal control over financial  reporting based on our  audit.  We  conducted  our  audit of  internal  control  over  financial reporting in  accordance  with the  standards of the Public  Company  Accounting
Oversight  Board  (United  States).  Those  standards  require  that we plan and perform  the  audit to  obtain  reasonable  assurance  about  whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating  management's  assessment,  testing  and  evaluating  the  design and
operating   effectiveness  of  internal  control,   and  performing  such  other
procedures as we consider  necessary in the  circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
---------------------------
Boston, Massachusetts
February 28, 2007

                              HOME PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 and 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  2006           2005
                                                                                                  ----           ----
ASSETS
Real estate:
  Land                                                                                      $  493,017     $  401,747
  Construction in progress                                                                       1,409          4,471
  Buildings, improvements and equipment                                                      2,957,336      2,700,554
  Real estate held for sale or disposal, net                                                         -        223,938
                                                                                            ----------     ----------
                                                                                             3,451,762      3,330,710
  Less:  accumulated depreciation                                                             (450,129)      (446,159)
                                                                                            ----------     ----------
               Real estate, net                                                              3,001,633      2,884,551

Cash and cash equivalents                                                                      118,212          5,391
Cash in escrows                                                                                 74,069         36,674
Accounts receivable                                                                              9,287          7,372
Prepaid expenses                                                                                15,059         16,141
Deferred charges                                                                                13,619         11,156
Other assets                                                                                     8,539         12,536
Other assets held for sale                                                                           -          4,049
                                                                                            ----------     ----------
               Total assets                                                                 $3,240,418     $2,977,870
                                                                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                      $1,924,313     $1,768,483
Exchangeable senior notes                                                                      200,000              -
Line of credit                                                                                       -         82,000
Accounts payable                                                                                20,797         19,458
Accrued interest payable                                                                        10,473          8,274
Accrued expenses and other liabilities                                                          24,697         22,565
Security deposits                                                                               21,979         21,657
Liabilities held for sale                                                                            -         75,352
                                                                                            ----------     ----------
               Total liabilities                                                             2,202,259      1,997,789
Commitments and contingencies
Minority interest                                                                              282,542        323,269
                                                                                            ----------     ----------
Stockholders' equity:
   Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and
     outstanding at December 31, 2006 and 2005, respectively                                    60,000         60,000
   Common stock, $.01 par value; 80,000,000 shares authorized; 33,103,247 and
     31,184,256 shares issued and outstanding at December 31, 2006 and 2005,
     respectively                                                                                  331            312
   Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or
     outstanding                                                                                     -              -
   Additional paid-in capital                                                                  852,036        773,396
   Accumulated other comprehensive income                                                          171            206
   Distributions in excess of accumulated earnings                                           (156,921)      (177,102)
                                                                                            ----------     ----------
               Total stockholders' equity                                                      755,617        656,812
                                                                                            ----------     ----------
               Total liabilities and stockholders' equity                                   $3,240,418     $2,977,870
                                                                                            ==========     ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  2006            2005           2004
                                                                                  ----            ----           ----
Revenues:
Rental income                                                               $  420,988       $ 378,506      $ 348,932
Property other income                                                           27,775          19,415         14,937
Interest income                                                                  1,761             581            481
Other income                                                                     3,468           2,023          2,782
                                                                            ----------      ----------     ----------
          Total Revenues                                                       453,992         400,525        367,132
                                                                            ----------      ----------     ----------

Expenses:
Operating and maintenance                                                      190,845         174,906        157,802
General and administrative                                                      22,626          19,652         23,978
Interest                                                                       106,773          92,178         77,145
Depreciation and amortization                                                   96,142          80,944         70,710
Impairment of assets held as General Partner                                         -             400          1,116
                                                                            ----------      ----------     ----------
          Total Expenses                                                       416,386         368,080        330,751
                                                                            ----------      ----------     ----------
Income from operations                                                          37,606          32,445         36,381
Equity in losses of unconsolidated affiliates                                        -               -          (538)
                                                                            ----------      ----------     ----------
Income before minority interest, discontinued operations and
extraordinary item                                                              37,606          32,445         35,843
Minority interest in limited partnership                                             -               -            441
Minority interest in operating partnership                                     (9,614)         (8,629)        (9,204)
                                                                            ----------      ----------     ----------
Income from continuing operations                                               27,992          23,816         27,080
                                                                            ----------      ----------     ----------
Discontinued operations:
   Income from operations, net of $1,947, $1,828 and $4,354, in 2006,
      2005 and 2004 allocated to minority interest, respectively                 3,745           3,721          8,913
   Gain on disposition of property, net of $31,766, $26,733 and
      $5,382 in 2006, 2005 and 2004 allocated to minority interest,
      respectively                                                              78,748          53,975         11,417
                                                                            ----------      ----------     ----------
Discontinued operations                                                         82,493          57,696         20,330
                                                                            ----------      ----------     ----------
Income before loss on sale of property and business and cumulative
  effect of change in accounting principle                                     110,485          81,512         47,410
Loss on sale of property and business, net of $33 in 2004 allocated to
   minority interest                                                                 -               -           (67)
                                                                            ----------      ----------     ----------
Income before cumulative effect of change in accounting principle              110,485          81,512         47,343
Cumulative effect of change in accounting principle net of $159 in
  2004 allocated to minority interest                                                -               -          (321)
                                                                            ----------      ----------     ----------
Net income                                                                     110,485          81,512         47,022
Preferred dividends                                                            (5,400)         (6,279)        (7,593)
                                                                            ----------      ----------     ----------

Net income available to common shareholders                                  $ 105,085      $   75,233       $ 39,429
                                                                            ==========      ==========     ==========
Basic earnings per share data:
    Income from continuing operations                                            $0.69    $       0.55     $     0.59
    Discontinued operations                                                       2.52            1.80           0.62
    Cumulative effect of change in accounting principle                              -               -         (0.01)
                                                                            ----------      ----------     ----------
Net income available to common shareholders                                      $3.21    $       2.35     $     1.20
                                                                            ==========      ==========     ==========
Diluted earnings per share data:
    Income from continuing operations                                            $0.68    $       0.54     $     0.58
    Discontinued operations                                                       2.47            1.79           0.61
    Cumulative effect of change in accounting principle                              -               -         (0.01)
                                                                            ----------      ----------     ----------
Net income available to common shareholders                                      $3.15    $       2.33     $     1.18
                                                                            ==========      ==========     ==========

Weighted average number of shares outstanding:
    Basic                                                                   32,697,794      31,962,082     32,911,945
                                                                            ==========      ==========     ==========
    Diluted                                                                 33,337,557      32,328,105     33,314,038
                                                                            ==========      ==========     ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                         Officer/
                                 Preferred                                 Distributions   Accumulated   Director
                                  Stock at         Common Stock  Additional in Excess of         Other  Notes for
                               Liquidation         ------------     Paid-In  Accumulated Comprehensive      Stock
                                Preference      Shares   Amount     Capital     Earnings        Income   Purchase    Totals
                                ----------      ------   ------     -------     --------        ------   --------    ------
 Balance, January 1, 2004          $85,000  31,966,240     $320   $ 785,710  $ (128,910)        $ (542)   $ (315)  $741,263
 Issuance of common stock, net               1,251,949       12      43,086                                          43,098
 Repurchase of common stock                 (1,280,196)     (13)    (53,783)                                        (53,796)
 Payments on notes for stock
    purchase                                                                                                 307        307
 Interest receivable on notes
    for stock purchase                                                                                         8          8
 Net income                                                                      47,022                              47,022
 Change in fair value of
    hedge instruments, net of
    minority interest                                                                              180                  180
 Conversion of UPREIT Units
    for stock                                  687,420        7      26,569                                          26,576
 Adjustment of minority
    interest                                                          5,630                                           5,630
 Preferred dividends                                                             (7,593)                             (7,593)
 Dividends paid ($2.49 per
    share)                                                                      (82,273)                            (82,273)
                                   -------  ----------     ----   ---------  ----------          -----      ---    --------
 Balance, December 31, 2004         85,000  32,625,413      326     807,212    (171,754)          (362)       -     720,422
 Issuance of common stock, net                 358,737        4      12,845                                          12,849
 Repurchase of common stock                 (2,850,882)     (28)   (114,737)                                       (114,765)
 Conversion of Series D
    preferred stock for
    common stock                  (25,000)     833,333        8      24,992                                               -
 Net income                                                                      81,512                              81,512
 Change in fair value of
    hedge instruments, net of
    minority interest                                                                              568                  568
 Conversion of UPREIT Units
    for stock                                  217,655        2       9,228                          -                9,230
 Adjustment of minority
    interest                                                         33,856                                          33,856
 Preferred dividends                                                             (6,279)                             (6,279)
 Dividends paid ($2.53 per
    share)                                                                      (80,581)                            (80,581)
                                   -------  ----------     ----   ---------  ----------          -----      ---    --------
 Balance, December 31, 2005         60,000  31,184,256      312     773,396    (177,102)           206        -     656,812
 Issuance of common stock, net                 832,687        8      31,674                                          31,682
 Repurchase of common stock                 (2,683,429)     (26)   (146,273)                                       (146,299)
 Net income                                                                     110,485                             110,485
 Change in fair value of
    hedge instruments, net of
    minority interest                                                                              (35)                 (35)
 Conversion of UPREIT Units
    for stock                                3,769,733       37     195,750                                         195,787
 Adjustment of minority
    interest                                                         (2,511)                                         (2,511)
 Preferred dividends                                                             (5,400)                             (5,400)
 Dividends paid ($2.57 per
    share)                               -           -        -           -     (84,904)             -        -     (84,904)
                                   -------  ----------     ----   ---------  ----------          -----      ---    --------
 Balance, December 31, 2006        $60,000  33,103,247     $331   $ 852,036  $ (156,921)         $ 171     $  -    $755,617
                                   =======  ==========     ====   =========  ==========          =====      ===    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (IN THOUSANDS)

                                                    2006             2005            2004
                                                    ----             ----            ----
Net income                                      $110,485          $81,512    $     47,022
   Other comprehensive income:
   Change in fair value of hedged instruments       (35)              568             180
                                                --------          -------    ------------
Net comprehensive income                        $110,450          $82,080    $     47,202
                                                ========          =======    ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                                  2006           2005           2004
                                                                                  ----           ----           ----
Cash flows from operating activities:
                                                                              --------       --------     ----------
Net income                                                                    $110,485     $   81,512      $  47,022
Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in losses of unconsolidated affiliates                                    -              -            538
    Income allocated to minority interest                                       43,327         37,190         18,747
    Depreciation and amortization                                              103,333        100,584         98,051
    Impairment of assets held as General Partner                                     -            400          1,116
    Impairment of real property                                                      -          7,325          1,100
    Gain on disposition of property and business                              (110,514)       (81,679)       (26,424)
    Issuance of restricted stock, compensation cost of stock options
        and deferred compensation                                                4,961          2,662          2,496
    Changes in assets and liabilities:
              Cash held in escrows                                               1,863          3,519        (2,349)
         Other assets                                                            4,969         (8,423)        (1,431)
         Accounts payable and accrued liabilities                                4,572         (6,624)        20,476
                                                                              --------       --------     ----------
Total adjustments                                                               52,511         54,954        112,320
                                                                              --------       --------     ----------
Net cash provided by operating activities                                      162,996        136,466        159,342
                                                                              --------       --------     ----------
Cash flows from investing activities:
    Purchase of properties and other assets, net of mortgage notes
       assumed and UPREIT Units issued                                        (188,004)      (219,852)      (153,535)
    Additions to properties                                                   (101,839)       (98,917)      (102,700)
    Advances to affiliates                                                           -              -           (820)
    Payments on advances to affiliates                                               -              -            149
    Proceeds from sale of affordable properties, net                                 -              -          2,412
     Proceeds from sale of properties and business, net                        488,457        139,073         89,028
    Withdrawals from (additions to) funds held in escrow, net                  (38,961)          (248)         4,812
                                                                              --------       --------     ----------
    Net cash provided by (used in) investing activities                        159,653      (179,944)      (160,654)
                                                                              --------       --------     ----------
Cash flows from financing activities:
     Proceeds from sale of exchangeable senior notes, net                      195,779              -              -
    Proceeds from sale of common stock, net                                     26,721         10,185         40,599
    Repurchase of common stock                                                (146,299)      (114,765)       (53,796)
    Proceeds from mortgage notes payable                                       202,894        370,752        191,772
    Payments of mortgage notes payable                                        (279,135)      (119,939)       (97,734)
    Proceeds from line of credit                                               379,800        376,370        291,600
    Payments on line of credit                                                (461,800)      (352,370)      (233,600)
    Payments of deferred loan costs                                             (1,842)        (2,991)        (2,672)
    Withdrawals from (additions to) cash escrows, net                              137           (159)        (4,416)
    Repayment of officer and director loans                                          -              -            315
    Dividends and distributions paid                                          (126,083)      (126,139)      (128,784)
                                                                              --------       --------     ----------
    Net cash provided by (used in) financing activities                       (209,828)        40,944          3,284
                                                                              --------       --------     ----------
Net increase (decrease) in cash and cash equivalents                           112,821         (2,534)         1,972
Cash and cash equivalents:
    Beginning of year                                                            5,391          7,925          5,103
    Cash assumed in connection with FIN 46 consolidation                             -              -            850
                                                                              --------       --------     ----------
    End of year                                                               $118,212       $  5,391     $    7,925
                                                                              ========       ========     ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1    ORGANIZATION AND BASIS OF PRESENTATION
-    --------------------------------------

Organization
------------

Home  Properties,  Inc.  (the  "Company  ") was formed in  November  1993,  as a
Maryland  corporation  and is engaged  primarily in the  ownership,  management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the
United States.  The Company conducts its business through Home Properties,  L.P.
(the "Operating  Partnership"),  a New York limited partnership.  As of December
31, 2006, the Company operated 127 apartment communities with 39,136 apartments.
Of  this  total,  the  Company  owned  123  communities,  consisting  of  36,954
apartments,   managed  as  general  partner  one  partnership   that  owned  868
apartments,  and fee managed three communities,  consisting of 1,314 apartments, for third parties.

Basis of Presentation
---------------------

The accompanying  consolidated  financial statements include the accounts of the
Company and its 71.4%  (65.2% at December 31,  2005)  interest in the  Operating
Partnership.  Such interest has been calculated as the percentage of outstanding common  shares  divided by the total  outstanding  common  shares and  Operating
Partnership  Units ("UPREIT Units")  outstanding.  The remaining 28.6% (34.8% at
December  31,  2005) is  reflected  as Minority  Interest in these  consolidated financial  statements.  The Company owns a 1.0% general partner  interest in the
Operating  Partnership and the remainder indirectly as a limited partner through its wholly owned  subsidiary,  Home  Properties  I, LLC,  which owns 100% of the limited  partner,  Home Properties  Trust.  Home Properties  Trust was formed in
September  1997,  as a  Maryland  real  estate  trust  and as a  qualified  REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating  Partnership.  For financing purposes, the Company has formed a limited  liability  company  (the  "LLC")  and  a  partnership  (the  "Financing
Partnership"),  which beneficially own certain apartment communities  encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.
The Financing  Partnership is owned 99.9% by the Operating  Partnership and 0.1%
by the QRS.

The accompanying  consolidated financial statements include the accounts of Home
Properties  Management,  Inc. and Home Properties  Resident Services,  Inc. (the
"Management Companies").  The Management Companies are wholly owned subsidiaries of  the Company.  On November 21, 2006,  Home  Properties  Management,  Inc. was
merged  into Home  Properties  Resident  Services,  Inc.,  with Home  Properties
Resident  Services,  Inc. the surviving  entity.  All significant  inter-company balances and transactions have been eliminated in these  consolidated  financial
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
Department  of Housing and Urban  Development  subsidy  programs,  none of which remained as of December 31, 2006 and 2005. These investments continued to be

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
During 2004 and 2005, the Company sold most of these consolidated VIEs with only one  partnership  remaining  as of December  31,  2006 and 2005.  The results of operations  for the VIEs sold during the years ended 2005 and 2004 are  included in discontinued operations. The one remaining property is classified as held and used as of December 31, 2006 and 2005 and the results of operations are included in continuing operations.

Reclassifications
-----------------

Certain  reclassifications  have  been  made to the 2005  and 2004  consolidated financial statements to conform to the 2006 presentation.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-    ------------------------------------------

Real Estate
-----------

Real estate is recorded at cost. Costs related to the acquisition,  development, construction  and improvement of properties are capitalized.  Recurring  capital replacements typically include carpeting and tile,  appliances,  HVAC equipment, new  roofs,  site  improvements  and  various  exterior  building  improvements.
Non-recurring  upgrades  include,  among other  items,  community  centers,  new appliances, new windows, kitchens and bathrooms.  Interest costs are capitalized until construction is substantially complete.  There was $1,087, $1,096 and $763 of interest  capitalized  in 2006,  2005 and 2004,  respectively.  Salaries  and related costs  capitalized  for the years ended December 31, 2006, 2005 and 2004 were $2,097, $2,135 and $3,391, respectively. When retired or otherwise disposed of, the related  asset cost and  accumulated  depreciation  are cleared from the respective  accounts  and the net  difference,  less any  amount  realized  from disposition,  is reflected in income.  Ordinary  repairs and maintenance that do not extend the life of the asset are expensed as incurred.

Management reviews its long-lived assets used in operations for impairment when, in accordance  with SFAS No. 144,  Accounting  for the Impairment or Disposal of
Long Lived Assets  ("SFAS  144"),  there is an event or change in  circumstances that indicates an impairment in value. An asset is considered  impaired when the undiscounted  future  cash  flows are not  sufficient  to  recover  the  asset's carrying value. If such impairment is present,  an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The
Company  records  impairment  losses and reduces the carrying  amounts of assets held for sale when the carrying  amounts exceed the estimated  selling  proceeds less the costs to sell.

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

Above-market and below-market  in-place lease values for acquired properties are recorded  based on the present value (using an interest rate which  reflects the risks  associated  with the leases  acquired) of the difference  between (i) the contractual  amounts  to be  paid  pursuant  to the  in-place  leases  and  (ii)
management's estimate of fair market lease rates for the corresponding  in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized  above-market  lease values are included in other assets
and  are   amortized  as  a  reduction  of  rental  income  over  the  remaining non-cancelable  terms of the respective  leases.  The  capitalized  below-market lease values are  included in accrued  expenses  and other  liabilities  and are amortized  as an  increase  to  rental  income  over  the  initial  term  of the
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

The total amount of other  intangible  assets  acquired is further  allocated to resident  relationships,  which includes intangible values based on management's evaluation of the specific  characteristics  of the  residential  leases and the
Company's resident retention history.

The value of  in-place  leases and  resident  relationships  are  amortized  and included in depreciation and  amortization  expense over the initial term of the respective leases.

The acquisitions of minority  interests for shares of the Company's common stock are recorded  under the purchase  method with assets  acquired  reflected at the fair market value of the Company's common stock on the date of acquisition.  The acquisition  amounts  are  allocated  to the  underlying  assets  based on their estimated  fair  values.  During  2006 and 2005,  there were 3.8 million and 0.2 million  shares of UPREIT Units  converted to common  stock,  respectively.  The
Company made an  adjustment  in the amount of $124.6  million and $5.2  million, respectively, to record the fair market value of the conversions.

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

Land improvements                   3-20 years
Buildings and improvements          3-40 years
Furniture, fixtures and equipment   5-10 years
Computer software                   5 years

Depreciation  expense  charged to operations was $94,164,  $80,146,  and $69,616 from  continuing  operations and $5,543,  $19,165 and $24,493 from  discontinued
operations for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents
-------------------------

Cash and  cash  equivalents  include  all cash  and  highly  liquid  investments purchased  with  original  maturities  of  three  months  or less.  The  Company estimates  that the fair value of cash  equivalents  approximates  the  carrying value due to the relatively short maturity of these instruments.

Cash in Escrows
---------------

Cash in escrows  consists  of cash  restricted  under the terms of various  loan agreements to be used for the payment of property taxes and insurance as well as required  replacement  reserves,  resident  security  deposits  for  residential properties and funds held in escrow from tax-free exchanges.

Allowance for Doubtful Receivables
----------------------------------

The allowance for doubtful  receivables  was $984,  $513 and $567 as of December
31, 2006, 2005 and 2004, respectively.

Deferred Charges
----------------

Costs  relating to the financing of properties  are deferred and amortized  over the life of the related financing  agreement.  The straight-line  method,  which approximates the effective  interest  method,  is used to amortize all financing costs;  such  amortization is reflected as interest  expense in the consolidated statement of operations.  The financing  agreement  terms range from 1-18 years.
Accumulated amortization was $7,421, $5,832 and $5,640, as of December 31, 2006,
2005 and 2004, respectively.

Intangible Assets
-----------------

Intangible  assets of $8,080,  $5,080 and $3,281 at December 31, 2006,  2005 and
2004,  respectively,  included in Other  Assets,  consist  primarily of property management  contracts obtained through the acquisition of real estate management businesses,  and  intangible  assets  recorded  in  connection  with  SFAS  141.
Intangible  assets  associated with SFAS 141 are amortized on the  straight-line basis  over their  estimated  useful  lives of 5 months to 3 years.  Accumulated amortization of intangible  assets was $4,714,  $2,797 and $2,005 as of December
31,  2006,  2005  and  2004,  respectively.   Amortization  expense  charged  to
operations was $1,978,  $798, and $1,094 from continuing  operations and $10, $7 and $26 from discontinued operations for the years ended December 31, 2006, 2005
and

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Intangible Assets (continued)
-----------------------------

2004,  respectively.  The carrying  value of intangible  assets is  periodically reviewed by the Company and  impairments are recognized when the expected future operating  cash flows  derived from such  intangible  assets are less than their carrying  value.  During  2004,  in  connection  with  the  sale  of the  assets associated with the general partnership  interests in certain affordable housing limited partnerships, the Company disposed of $1,771 of intangible assets.

Revenue Recognition
-------------------

The Operating  Partnership  leases its residential  apartment units under leases with  terms  generally  one year or  less.  Rental  income  is  recognized  on a straight-line  basis over the related  lease term. As a result,  deferred  rents receivable  are created when rental income is recognized  during the  concession period of certain negotiated leases and amortized over the remaining term of the lease.  In accordance  with SFAS 141, the Company  recognizes  rental revenue of acquired  in-place  "above and below" market leases at their fair value over the weighted  average  remaining lease term.  Property other income,  which consists primarily of income from  operation  of laundry  facilities,  utility  recovery, administrative  fees,  garage and carport rentals and  miscellaneous  charges to residents,  is recognized  when earned (when the services are provided,  or when the resident incurs the charge).

Property  management  fees are  recognized  when earned  based on a  contractual percentage of net monthly cash collected on rental income.

Other Income
------------

Other  income for the years ended  December 31,  2006,  2005 and 2004  primarily reflects management and other real estate service fees.

Gains on Real Estate Sales
--------------------------

Gains on disposition of properties are recognized  using the full accrual method in accordance  with the  provisions of SFAS No. 66,  Accounting  for Real Estate
Sales,  provided  that  various  criteria  relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising
-----------

Advertising  expenses  are charged to  operations  during the year in which they were  incurred.  Advertising  expenses  incurred and charged to operations  were
$4,524,  $4,719, and $4,608 from continuing  operations,  and $1,148, $1,889 and
$2,236 from discontinued operations, for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Settlement
----------------

In March  2005,  the  Company  settled a legal claim for a total cost of $3,800, which was expensed in 2004. The legal claim was brought against the Company, the
Operating  Partnership,  and Home Leasing Corporation.  Home Leasing is owned by
Nelson B. Leenhouts and Norman Leenhouts,  who are the Co-Chairs of the Board of
Directors  to the  Company.  The  Company  was  originally  formed to expand and continue  Home  Leasing's  business.  The essence of the  complaint  is that the entity in which  plaintiffs  were  investors  was  wrongfully  excluded from the
Company's  initial  organization  as a real  estate  investment  trust  and  the investors, therefore, did not obtain the benefits from

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Legal Settlement (continued)
-----------------------------

exchanging  their equity  interests  in that entity for equity in the  Operating
Partnership.  In their  original  complaint,  plaintiffs  sought  damages in the amount of $3,000. In the subsequent discovery process,  plaintiffs increased the damages sought to $10,000.  Included in general and administrative  expenses for the year ended  December 31, 2004 is the accrual for payment made during 2005 in settlement  of $3,500 and for legal fees of $300 made on behalf of Home  Leasing
Corporation,  as well as the Company and the Operating Partnership.  Payment was
made on behalf  of Home  Leasing  in  recognition  of the fact that the  matters alleged in the action  against Home Leasing  related  directly and solely to the promotion and creation of the Company.

Federal Income Taxes
--------------------

The Company has elected to be taxed as a real estate  investment  trust ("REIT")
under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31,  1994. As a result, the Company generally is not subject to Federal or State  income  taxation  at the  corporate  level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2006,
2005 and 2004, the Company  distributed in excess of 100% of its taxable income;
accordingly,  no  provision  has  been  made  for  federal  income  taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on  dividends  and must  report  distributions  from the Company as either ordinary income, capital gains, or as return of capital. (See Note 8)

The tax basis of assets is less than the amounts  reported  in the  accompanying consolidated  financial  statements  by  approximately  $554,000 and $619,000 at
December 31, 2006 and 2005, respectively.

The following table  reconciles net income to taxable income for the years ended
December 31, 2006, 2005 and 2004:

                                                                                          2006        2005       2004
                                                                                          ----        ----       ----
Net income                                                                            $110,485     $81,512    $47,022
  Add back: Net  loss of taxable REIT Subsidiaries included in net income above            243         172        987
  Deduct: Net income of taxable REIT subsidiaries included in net income above             (39)        (27)          -
                                                                                      --------     -------    -------
Net income from REIT operations                                                        110,689      81,657     48,009
  Add: Book depreciation and amortization                                               75,151      68,814     64,886
  Less: Tax depreciation and amortization                                              (68,874)    (68,426)   (69,532)
Book/tax difference on gains/losses from capital transactions                          (49,691)    (45,906)    (8,128)
Other book/tax differences, net                                                        (14,094)     (6,450)       (79)
                                                                                      --------     -------    -------
Adjusted taxable income subject to 90% REIT dividend  requirement                     $ 53,181     $29,689    $35,156
                                                                                      ========     =======    =======

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All  adjustments  to net income from REIT  operations are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Included in total  assets on the  Consolidated  Balance  Sheets are deferred tax assets of $10,079  and $8,496 as of December  31,  2006 and 2005,  respectively.
Management  does not  believe it is more  likely  than not that  these  deferred assets will be used, and accordingly has recorded a reserve against the deferred tax asset of $10,078 and $8,421 as of December 31, 2006 and 2005, respectively.

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

Income from continuing operations is the same for both the basic and diluted EPS calculation.  The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004, is as follows:

                                                                                2006             2005            2004
                                                                                ----             ----            ----
Income from continuing operations                                       $     27,992      $    23,816    $     27,080
  Add: Gain (loss) on sale of business, net of minority interest                   -                -            (67)
  Less: Preferred dividends                                                   (5,400)          (6,279)         (7,593)
                                                                          ----------       ----------      ----------
Basic and Diluted - Income from continuing operations
   applicable to common shareholders                                          22,592           17,537          19,420

Basic weighted average number of shares outstanding                       32,697,794       31,962,082      32,911,945
  Effect of dilutive stock options                                           593,308          324,268         333,995
  Effect of phantom and restricted shares                                     46,455           41,755          68,098
                                                                          ----------       ----------      ----------
Diluted weighted average number of shares outstanding                     33,337,557       32,328,105      33,314,038
                                                                          ==========       ==========      ==========

Basic earnings per share data:
   Income from continuing operations                                           $0.69            $0.55           $0.59
   Discontinued operations                                                      2.52             1.80            0.62
   Cumulative effect of change in accounting principle                             -                -          (0.01)
                                                                          ----------       ----------      ----------
Net income available to common shareholders                                    $3.21            $2.35           $1.20
                                                                          ==========       ==========      ==========

Diluted earnings per share data:
   Income from continuing operations                                           $0.68            $0.54           $0.58
   Discontinued operations                                                      2.47             1.79            0.61
   Cumulative effect of change in accounting principle                             -                -          (0.01)
                                                                          ----------       ----------      ----------
Net income available to common shareholders                                    $3.15            $2.33           $1.18
                                                                          ==========       ==========      ==========

Unexercised  stock  options to purchase  18,900,  539,500 and zero shares of the
Company's  common  stock were not  included in the  computations  of diluted EPS because the options'  exercise prices were greater than the average market price of the Company's  stock during the years ended December 31, 2006, 2005 and 2004, respectively.  For the years  ended  December 31,  2005  (until  the date of the conversion)  and 2004, the 833,333 common stock  equivalents on an  as-converted
basis  of  the  Series  D  Convertible   Cumulative   Preferred  Stock  have  an
antidilutive  effect and are not included in the  computation of diluted EPS. To the  extent the  preferred  stock was  converted,  the  common  shares  would be included in outstanding shares from the date of conversion.  In conjunction with the  issuance of the  Exchangeable  Senior  Notes,  there are 490,880  potential shares  issuable  under  certain  circumstances,  of which  none are  considered dilutive as of December 31, 2006.

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

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-    ------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------

In July 2006, the FASB issued  Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the  recognition and measurement of assets and  liabilities  associated  with tax positions  taken or expected to be taken in a tax return. FIN 48 is effective January 1, 2007. The Company reviewed its current tax positions for any potential  uncertain tax positions  that would qualify under FIN 48. Based on its review,  the Company does not anticipate that the  adoption  of FIN 48 in  January  2007  will have a  material  impact on the
Company's cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  ("SFAS
157").  SFAS 157 defines fair value,  establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that  require or permit  fair value  measurements;  the FASB  having  previously concluded  in those  accounting  pronouncements  that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for financial  statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt SFAS 157 in the first  quarter of 2008.
The Company is  currently  evaluating  the impact that SFAS 157 will have on its financial statements.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    VARIABLE INTEREST ENTITIES
-    --------------------------

Effective  March 31,  2004,  the Company  adopted FASB  Interpretation  No. 46R,
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated  Financial Statements.  The Company had made the determination that all 41 of the remaining limited partnerships at the time were VIEs.

The  Company  determined  that it was  not  the  primary  beneficiary  in  seven partnerships  syndicated under U.S.  Department of Housing and Urban Development subsidy  programs,  all of which had been sold as of  December 31,  2005.  These investments  were  accounted for under the equity method through their sale. The
Company recorded its allocable share of the respective  partnership's  income or loss based on the terms of the agreements.  To the extent it was determined that the LPs could not absorb their share of the losses,  if any, the GP recorded the
LPs share of such losses.  The Company  absorbed  such losses  to the extent the
Company  had  outstanding  loans or  advances  and the  limited  partner  had no remaining capital account.

The Company had further determined that it was the primary  beneficiary in 34 of the VIEs and,  therefore,  consolidated these entities effective March 31, 2004.
In connection  with the adoption of FIN 46R, the Company  recorded a $321 charge of a cumulative  effect,  net of minority  interest,  of a change in  accounting principle  during  the first  quarter of 2004.  This  charge was a result of the negative  capital accounts of minority  interest  partners that were absorbed by the Company. During the first quarter of 2004, prior to the adoption of FIN 46R, the Company  recorded an impairment  charge of $1,654 to reduce the value of the
Company's investment  associated with the VIEs to management's  estimate of fair market value. The impairment charge is classified in the financial statements as
"Impairment  of assets held as general  partner" of $1,116 and "Equity in losses of  unconsolidated  affiliates"  of $538.  Beginning  with the second quarter of
2004,  the Company  consolidated  the  results of  operations  of the VIEs.  The results of operations of 33 of the VIEs are included in discontinued  operations as of  December  31,  2004,  as all of the VIEs were  considered  held for sale.
During  2005,  the  Company  closed  on the  sale  of all but  one  VIE.  It was determined  in the second  quarter of 2005,  that the one  remaining  VIE is not considered  held for sale  and is  included  in the  Consolidated  Statement  of
Operations for the years ended  December 31, 2006,  2005 and 2004. The effect on the  Consolidated  Balance  Sheets of including this VIE as of December 31, 2006 and 2005  includes  total assets of $20,500 and $21,300,  total  liabilities  of
$17,900 and $17,900 and minority interest of $2,600 and $3,400, respectively.

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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3    VARIABLE INTEREST ENTITIES (Continued)
-    --------------------------------------

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
Based  upon  the  Company's  estimate  of fair  market  value,  a $400  and $800 investment impairment charge was recorded in the periods ended December 31, 2005 and  2004,  respectively,  for  this  one  remaining  VIE,  included  as part of
"Impairment of assets held as general partner."

4    MORTGAGE NOTES PAYABLE
-    ----------------------

The Company's mortgage notes payable are summarized as follows:

                                                                 2006             2005
                                                                 ----             ----
Fixed rate mortgage notes payable                          $1,895,448       $1,749,127
Variable rate mortgage notes payable                           28,865           92,959
                                                           ----------       ----------
   Total mortgage notes payable                             1,924,313        1,842,086
Less:  Mortgage notes payable classified as held for sale           -           73,603
                                                           ----------       ----------
   Mortgage notes payable                                  $1,924,313       $1,768,483
                                                           ==========       ==========

For 2006 and 2005,  mortgage notes payable (including  mortgage notes classified as held for sale) are  collateralized  by  certain  apartment  communities.  The mortgage  notes  payable  outstanding  as of December 31, 2006 mature at various dates  from  2007  through  2042.  The  weighted  average  interest  rate of the
Company's  fixed rate notes was 5.77% and 5.95% at  December  31, 2006 and 2005, respectively.  The weighted average interest rate of the Company's variable rate notes and line of credit  facility  was 4.95% and 4.82% at December 31, 2006 and
2005, respectively.

Principal  payments  on the  mortgage  notes  payable  for years  subsequent  to
December 31, 2006 are as follows:

              2007             $ 171,500
              2008               137,153
              2009                68,351
              2010               307,989
              2011               285,509
        Thereafter               953,811
                              ----------
                              $1,924,313
                              ==========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4    MORTGAGE NOTES PAYABLE (Continued)
-    ----------------------------------

The Company determines the fair value of the mortgage notes payable based on the discounted  future cash flows at a discount rate that approximates the Company's current effective  borrowing rate for comparable loans.  Based on this analysis, the Company has  determined  that the fair value of the mortgage  notes  payable
approximates  $1,930,555  and  $1,890,232,   at  December  31,  2006  and  2005,
respectively.

At December 31, 2006 and 2005,  the  consolidated  mortgage  balance  (including
mortgage  notes  payable   classified  as  held  for  sale)  of  $1,924,313  and
$1,842,086,  respectively,  included  mortgage  notes  payable  related  to  the
Company's VIE consolidated in connection with the Company's adoption of FIN 46R, in the amount of $16,763 and $16,989, respectively.

Prepayment  penalties of $8,621, $147 and $305 were incurred for the years ended
December 31,  2006,  2005 and  2004,  respectively.  For  2006,  the  prepayment penalties were incurred in connection with the sale of property and are included in  discontinued  operations.  For 2005,  a  prepayment  penalty was incurred in connection with the repayment of a mortgage and is included in interest expense.
For 2004,  the prepayment  penalties were incurred in connection  with both debt restructurings and the sale of property and are included in interest expense and discontinued operations, respectively.

5    EXCHANGEABLE SENIOR NOTES
-    -------------------------

On October 24,  2006,  the Company  issued $200 million of  exchangeable  senior notes under an Indenture  Agreement (the  "Indenture").  This offering generated net  proceeds  of $195.8  million.  The  coupon  rate is  4.125%.  The notes are exchangeable  into cash equal to the  principal  amount of the notes and, at the
Company's  option,  cash or common stock for the  exchange  value (to the extent that the market  price of common  stock  exceeds the initial  exchange  price of
$73.34 per share)  subject to  adjustment.  Upon an exchange  of the notes,  the
Company will settle any amounts up to the principal  amount of the notes in cash and the remaining  exchange  value,  if any,  will be settled,  at the Company's option,  in cash,  common  stock or a  combination  of both.  The  notes are not redeemable  at the option of the Company for five years,  except to preserve the status of the Company as a REIT.

Holders of the notes may require the  Company to  repurchase  the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011,
2016 and 2021.  The notes will  mature on November  1, 2026,  unless  previously redeemed,  repurchased or exchanged in accordance with their terms prior to that date.

Noteholders may also require an exchange of the notes subsequent to December 31,
2006 should the closing  sale price of common  stock exceed 130% of the exchange price for a certain  period of time or should the trading  price on the notes be less  than  98% of the  product  of the  closing  sales  price of  common  stock multiplied by the applicable exchange rate for a certain period of time.

The notes are  structurally  subordinated  to the  secured  indebtedness  of the
Company.  The  Company  is not  subject  to any  financial  covenants  under the
Indenture.  In  addition,  the  Indenture  will not  restrict the ability to pay distributions, incur debt or issue or repurchase securities.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6    LINE OF CREDIT
-    --------------

As of December 31, 2006, the Company had an unsecured line of credit of $140,000 of which there was no  outstanding  balance.  Provided  that no event of default under  this  agreement  has  occurred,  the  Company  may  request  on or before
September 1, 2007 that the lenders  increase the line of credit to an amount not to exceed $190,000. The Company has had no occurrences of default as of December
31, 2006. The line of credit is led by  Manufacturers  and Traders Trust Company
("M&T Bank"), as Administrative  Agent, with three other participants:  Citizens
Bank of Rhode Island,  Chevy Chase Bank, F.S.B.,  and Comerica Bank.  Borrowings
under the line of credit bear  interest at .75% over the  one-month  LIBOR.  The one-month  LIBOR was 5.32% at December 31, 2006.  The LIBOR  interest  rate plus
..75% was 6.07% at December 31, 2006.

Increases in interest  rates will raise the  Company's  interest  expense on any outstanding  balances  and as a result  would  affect the  Company's  results of operations and financial  condition.  The line of credit expires on September 1,
2008 and can be extended one year upon satisfaction of certain  conditions.  The credit  agreement  relating  to this  line of credit  requires  the  Company  to
maintain  certain  financial  ratios  and  measurements.   The  Company  was  in
compliance with these financial covenants for the year ended December 31, 2006.

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

For  2006  and  2005,  the  effect  of  consolidating  the  affordable   limited
partnership  in  connection  with FIN 46R has been  reflected  in the  change in minority  interest for the year. The changes in minority  interest for the years ended December 31, 2006 and 2005 are as follows:

                                                                               2006            2005
                                                                               ----            ----
Balance, beginning of year                                                $ 323,269      $  310,775
Issuance of UPREIT Units associated with property acquisitions               20,397          55,598
Adjustment between minority interest and stockholders' equity                 2,511         (33,856)
Exchange of UPREIT Units for Common Shares                                  (71,157)         (4,010)
Net income                                                                   43,327          37,190
Accumulated other comprehensive loss                                             (2)            278
Distributions                                                               (35,779)        (39,279)
Effect of consolidating affordable limited partnerships under FIN 46R           (24)         (3,427)
                                                                          ---------      ----------
Balance, end of year                                                      $ 282,542      $  323,269
                                                                          =========      ==========

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
$25.00 liquidation preference per share. This offering generated net proceeds of approximately  $58,000. The net proceeds were used to fund the repurchase of the
Company's  Series  B  preferred  stock,  property  acquisitions,   and  property
upgrades. The Series F Preferred Shares are redeemable by the Company at anytime on or after March 25, 2007 at a redemption  price of $25.00 per share,  plus any accumulated,  accrued and unpaid  dividends.  Each Series F Preferred share will receive an annual  dividend  equal to 9.00% of the  liquidation  preference  per share  (equivalent  to a fixed  annual  amount of $2.25 per share).  The Company anticipates redeeming the Series F preferred shares in March 2007.

Common Stock
------------

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT Units.  The  shares/units  may be repurchased  through open market or privately negotiated  transactions at the discretion of Company management.  The
Board's  action did not  establish a target  price or a specific  timetable  for repurchase.  At December 31, 2004 the Company had  authorization  to  repurchase
2,000,000  shares of common  stock and UPREIT  Units under the stock  repurchase program.  On each of February 16, and  November 4, 2005,  the Board of Directors
approved 2,000,000-share increases in the stock repurchase program. During 2005, the  Company  repurchased  2,779,805  additional  shares at a cost of  $111,700.
During 2006, the Company repurchased  2,613,747 shares at a cost of $142,533. On
October 27, 2006 the Board of Directors of the Company authorized  repurchase of up to 2,000,000  additional  shares. The Company has authorization to repurchase
2,606,448 shares as of December 31, 2006.

Dividend Reinvestment Plan
--------------------------

The Company has a Dividend Reinvestment Plan (the "DRIP"). The DRIP provides the stockholders  of the Company an opportunity to  automatically  invest their cash dividends in common stock. In addition,  eligible  participants may make monthly payments or other  voluntary  cash  investments  in shares of common stock.  The maximum  monthly  investment  without prior Company  approval is currently  $10.
Effective  December  10,  2004,  the  discount  was  reduced  from 2% to 0%.  In addition,  in the fourth  quarter  of 2004 and  during the years  ended 2006 and
2005, the Company has met share demand in the program  through share  repurchase by the transfer agent in the open market on the Company's  behalf instead of new share issuance.  This removes essentially 100% of the dilution caused by issuing new shares at a price less than the net asset value in an economic and efficient manner. A total of $18,000 was raised through this program during 2004.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
-    ----------------------------------------------------

Dividends
---------

Stockholders  are taxed on  dividends  and must report such  dividends as either ordinary  income,  capital  gains,  or as return of  capital.  The  Company  has declared a $2.57  distribution  per common share (CUSIP  437306103)  and a $2.25 distribution  per Series F preferred  share  (CUSIP  437306509)  during its most recent fiscal year.  Pursuant to Internal  Revenue Code Section 857 (b) (3) (C),
for the years ended December 31, 2006, 2005 and 2004, the Company designates the taxable composition of the following cash distributions to holders of common and preferred shares in the amounts set forth in the tables below :

                       Common                                                 Distribution Type
                       ------                                                 -----------------
                                                        Ordinary                                         Unrecaptured
 Declaration     Record       Payable    Distributions   Taxable    Qualified  Return of    Long-Term     Sec. 1250
    Dates         Dates        Dates      Per Share     Dividend    Dividend    Capital    Capital Gain      Gain
    -----         -----        -----      ---------     --------    --------    -------    ------------      ----
     2/7/2006    2/17/2006    2/28/2006      $0.64         29.79%     0.04%        32.86%        0.00%      37.31%
     5/4/2006    5/16/2006    5/26/2006      $0.64         29.79%     0.04%        32.86%        0.00%      37.31%
     8/1/2006    8/15/2006    8/25/2006      $0.64         29.79%     0.04%        32.86%        0.00%      37.31%
   10/27/2006   11/17/2006   11/28/2006      $0.65         29.79%     0.04%        32.86%        0.00%      37.31%
                                             -----         -----      ----         -----         ----       -----
                            TOTALS           $2.57         29.79%     0.04%        32.86%        0.00%      37.31%
                                             =====         =====      ====         =====         ====       =====

The taxable composition of cash distributions for each common share for 2005 and 2004 is as follows:

                                                                              Distribution Type
                                                                              -----------------
                                                        Ordinary                                         Unrecaptured
                                         Distributions   Taxable    Qualified  Return of    Long-Term     Sec. 1250
    Year                                  Per Share     Dividend    Dividend    Capital    Capital Gain      Gain
    ----                                  ---------     --------    --------    -------    ------------      ----
    2005                                     $2.53         42.95%        0.00%     55.34%      0.00%         1.71%
    2004                                     $2.49         41.83%        0.00%     55.24%      0.00%         2.93%

            Series F Cumulative Preferred                                     Distribution Type
            -----------------------------                                     -----------------
                                                        Ordinary                                         Unrecaptured
 Declaration     Record       Payable    Distributions   Taxable    Qualified  Return of    Long-Term     Sec. 1250
    Dates         Dates        Dates      Per Share     Dividend    Dividend    Capital    Capital Gain      Gain
    -----         -----        -----      ---------     --------    --------    -------    ------------      ----
     2/7/2006    2/17/2006    2/28/2006      $0.5625       44.37%     0.06%          0.00%       0.00%      55.57%
     5/4/2006    5/16/2006    5/31/2006      $0.5625       44.37%     0.06%          0.00%       0.00%      55.57%
     8/1/2006    8/15/2006    8/31/2006      $0.5625       44.37%     0.06%          0.00%       0.00%      55.57%
   10/27/2006   11/17/2006   11/30/2006      $0.5625       44.37%     0.06%          0.00%       0.00%      55.57%
                                                           -----      ----         -----         ----       -----
                            TOTALS           $2.2500       44.37%     0.06%          0.00%       0.00%      55.57%
                                             =======       =====      ====           ====        ====       =====

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8    PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)
-    ----------------------------------------------------

The taxable  composition of cash distributions for each preferred share for 2005 and 2004 is as follows:

                                                                              Distribution Type
                                                                              -----------------
                                                        Ordinary                                         Unrecaptured
                                         Distributions   Taxable    Qualified  Return of    Long-Term     Sec. 1250
    Year                                  Per Share     Dividend    Dividend    Capital    Capital Gain      Gain
    ----                                  ---------     --------    --------    -------    ------------      ----
    2005                                       $2.25       96.16%        0.00%      0.00%      0.00%         3.84%
    2004                                       $2.25       93.44%        0.00%      0.00%      0.00%         6.56%

Total Shares/Units Outstanding
------------------------------

At December 31, 2006, 33,103,247 common shares, and 13,290,384 UPREIT Units were outstanding for a total of 46,393,631 common share equivalents.

In addition, 2,400,000 shares of Series F Cumulative Redeemable Preferred shares were outstanding as of December 31, 2006.

9    STOCK BENEFIT PLAN
-    ------------------

The  Company's  1994 Stock  Benefit  Plan (the "1994  Plan") was  adopted by the
Company at the time of its initial  public  offering.  On February 1, 2000,  the
Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the
"2000 Plan").  On May 6, 2003,  the Company  adopted the 2003 Stock Benefit Plan and on May 6, 2005,  the  shareholders  approved the Amended and  Restated  2003
Stock Benefit Plan (the "2003 Plan"). No additional options will be issued under the 1994 Plan and the 2000 Plan.  Participants  in each of the above  referenced plans (the "Stock Plans")  include  officers,  non-employee  directors,  and key employees  of the  Company.  The 1994 Plan  provided  for the  issuance of up to
1,596,000  options to officers and employees and 154,000 options to non-employee directors.  The 2000 Plan limits the number of shares issuable under the plan to
2,755,000,   of  which  205,000  were  to  be  available  for  issuance  to  the non-employee directors. The 2003 Plan limits the number of shares issuable under the plan to 2,859,475,  of which 249,475 are to be available for issuance to the non-employee directors.  Under the 1994 Plan, 1,542,381 shares have been granted to employees  and 153,654  shares have been granted to  non-employee  directors.
Awards  for  2,451,922  shares  have been  granted to  employees  and awards for
166,460 shares have been granted to non-employee  directors under the 2000 Plan.
Under the 2003 Plan and as of December  31,  2006,  2,280,626  awards for shares have been issued to employees and 204,475  awards for shares have been issued to non-employee  directors  and 646,834 and 45,000  common shares are available for future  grant of awards  under  the 2003 Plan for  officers  and  employees  and non-employee directors, respectively. Options granted under the Stock Plans vest
20% for each year of service until 100% vested on the fifth anniversary,  except that options issued to certain officers  (276,000) and all of the options issued to non-employee  directors under the 1994 Plan and 2000 Plan vested  immediately upon grant.  The exercise  price per share for stock options issued under all of the Stock Plans may not be less than 100% of the fair market value of a share of common  stock on the date the  stock  option  is  granted.  Options  granted  to non-employee  directors  under the 1994 Plan and the 2000 Plan expire after five years from the date of grant.  All other options expire after ten years from the date  of  grant.  The  Stock  Plans  allow  for  the  grant  of  options,  stock appreciation  rights and restricted stock awards. No stock  appreciation  rights have been  granted.  The  Company  has a policy of issuing  new shares  upon the exercise of stock options and upon the lapsing of  restrictions  with respect to restricted stock.

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
Amendment to SFAS No. 123 ("SFAS 148").  Under SFAS 148, the Company  recognized compensation cost related to stock option grants, based on the fair value on the date of the grant,  over the expected  service period of the employee  receiving the award.

The Company uses the  Black-Scholes  formula to estimate the fair value of stock options granted to employees for both SFAS 123R and SFAS 148. SFAS 123R and SFAS
148 require the estimation of forfeitures when recognizing  compensation expense and that this estimate of  forfeitures  be adjusted  over the requisite  service period  should  actual  forfeitures  differ  from  such  estimates.  Changes  in estimated  forfeitures are recognized through a cumulative catch-up  adjustment, which is  recognized  in the  period of change and which  impacts  the amount of unamortized compensation expense to be recognized in future periods. For options granted prior to January 1, 2006,  the Company uses the nominal  vesting  period approach.  For option  grants  after  January 1, 2006,  the Company  applies the non-substantive  vesting  period  approach  which resulted in $724 of additional compensation  costs for  retirement  eligible  employees and directors than what would have been  recognized  under SFAS 148. As a result of the adoption of SFAS
123R,  the  Company  began  capitalizing  stock-based  compensation  costs  as a
component   of   employee   compensation   that  is   capitalized   as  part  of
self-constructed  fixed assets  which  amounted to $36 for the year period ended
December 31, 2006. The Company applied the modified  prospective  application in adopting  SFAS 123R.  The adoption of SFAS 123R reduced  income from  continuing operations  $601;  net income $416 and basic and diluted  earnings  per share by
$.01 per share.

A summary of stock option  activity  for the year ended  December 31, 2006 is as follows:

                                                                                             Weighted
                                                                             Weighted         Average
                                                                              Average      Remaining      Aggregate
                                                                       Exercise Price     Contractual      Intrinsic
                                                    Number of Options      Per Option            Term          Value
                                                    -----------------      ----------            ----          -----
Options outstanding at December 31, 2005                    2,662,581          $36.18

Granted                                                       569,430           51.32
Exercised                                                    (732,811)          34.21
Cancelled                                                    (151,186)          39.72
                                                             --------           -----
Options outstanding at December 31, 2006                    2,348,014         $ 40.24             7.3       $ 44,683
                                                            =========         =======             ===       ========
Options exercisable at December 31, 2006                      912,520         $ 34.56             5.8       $ 22,548
                                                            =========         =======             ===       ========
Options nonvested at December 31, 2006                      1,435,494         $ 43.85             8.2       $ 22,135
                                                            =========         =======             ===       ========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9    STOCK BENEFIT PLAN (Continued)
-    ------------------------------

The total cash  received  from the exercise of options was  $25,070,  $7,029 and
$16,473 during the years ended December 31, 2006,  2005 and 2004,  respectively.
The  weighted-average  grant-date fair value of options granted during the years
2006,  2005 and  2004 was  $6.69,  $3.52  and  $3.33,  respectively.  The  total intrinsic value of options  exercised was $14,419,  $2,367and  $6,867 during the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of  nonvested  stock option  activity for the year ended  December 31,
2006 is as follows:

                                                                                                       Weighted Average
                                                                                                         Exercise Price
                                                                               Number of Options             Per Option
                                                                               -----------------             ----------
Nonvested stock options at December 31, 2005                                           1,488,976                 $38.67

Granted                                                                                  569,430                  51.32
Vested                                                                                  (471,726)                 37.84
Cancelled                                                                               (151,186)                 39.72
                                                                                       ---------                -------
Nonvested stock options at December 31, 2006                                           1,435,494                $ 43.85
                                                                                       =========                =======

As of December 31,  2006,  there was $3,336 of total  unrecognized  compensation cost related to nonvested  share-based  compensation  arrangements granted under the  stock  option  plans;  that  cost  is  expected  to be  recognized  over  a weighted-average  period of 2.22 years.  The total fair value of options  vested during the years ended  December  31, 2006,  2005 and 2004 was $1,279,  $987 and
$890, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions for the years ended December 31, 2006, 2005 and 2004 as follows:

Assumption                                                         2006        2005        2004
----------                                                         ----        ----        ----
Expected dividend yields                                          5.26%       6.55%       6.74%

Expected volatility                                              18.73%      18.76%      19.79%

Expected lives of the options with a lifetime of ten years    6.5 Years   7.5 Years   7.5 Years

Expected lives of the options with a lifetime of five years         N/A   5.0 Years   5.0 Years

Risk free interest rate                                           5.09%       4.10%       4.04%

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9    STOCK BENEFIT PLAN (Continued)
-    ------------------------------

The  computation  of expected  dividend  yield is computed  using an anticipated increase of the  dividend by  approximately  2% to 5% a year based on the annual dividend  exercised each year over the  Black-Scholes  stock value. The expected volatility is based on the historical volatility of our stock over a time period from the initial  public  offering and ending on the grant date.  Commencing  in
2006,  the  expected  lives of the  options  with a  lifetime  of ten  years was determined by applying the  "simplified  method"  approach  (median  between the average vesting term and the  contractual  term) for plain vanilla option grants made prior to January 1, 2008 as  prescribed  by Staff  Accounting  Bulletin No.
107,  Share-Based  Payment ("SAB 107").  Prior to 2006, the median point between the vesting date and expiration date was used. The risk-free  interest rates are based on the U.S. Treasury yield curve in effect at the time of grant.

In  2006,  2005  and  2004,  the  Company  recognized  $1,793,  $872  and  $948, respectively,  in stock  compensation  costs  related to its  outstanding  stock options.

     A summary of restricted stock activity for the year ended December 31, 2006 is as follows:

                                                                                             Weighted
                                                                             Weighted         Average
                                                                              Average       Remaining      Aggregate
                                                                          Grant Price     Contractual    Outstanding
                                                     Number of Shares       Per Share            Term          Value
                                                     ----------------       ---------            ----          -----
Restricted stock outstanding and nonvested at
     December 31, 2005                                        277,822          $36.74

Granted                                                        62,066           51.00
Vested and issued                                             (65,833)          36.94
Cancelled                                                      (3,650)          38.35
                                                              -------          ------
Restricted stock outstanding and nonvested at
     December 31, 2006                                        270,405          $39.94             1.4        $10,800
                                                              =======          ======             ===        =======

In 2006, 2005 and 2004, the Company granted a total of 62,066, 57,375 and 65,932 shares of restricted  stock to both employees and directors,  respectively.  The directors'  grants included above for 2006, 2005 and 2004 were 9,000,  7,875 and
3,600 shares,  respectively.  All the  directors'  shares vest 100% on the fifth anniversary of the date of grant. All of the 53,066, 49,500 and 62,332 shares of restricted  stock  granted to employees  during 2006,  2005 and 2004 vest 25% on each anniversary of the date of grant for a period of four years. The restricted stock  outstanding at December 31, 2006, 2005 and 2004 was 270,405,  277,822 and
267,928 shares, respectively.

Effective  January  1, 2006,  the  Company  began  recognizing  expense  for the restricted stock grants based on the expected service period of the grantee. For grant recipients that have met or exceeded the retirement eligible age (59.5 for employees  and 75 for  directors),  the expense is  recognized  upon grant.  For recipients  approaching  retirement,  the expense is recognized ratably over the lesser of the term  between the grant date and the expected  retirement  date or the vesting  period.  All other  grants are  expensed  ratably  over the vesting period of 5 and 4 years for director and employee grants, respectively. Prior to
2006,  grants were expensed ratably over the vesting period of 5 and 4 years for director and employee grants, respectively

The  restricted  shares were granted  during  2006,  2005 and 2004 at a weighted average price of $51.00,  $41.47 and $40.10 per share,  respectively.  The total fair value of restricted shares vested during the years ended December 31, 2006,
2005 and 2004 was $3,562, $1,629, and $1,208,  respectively.  Total compensation cost  recorded  for the years ended  December  31,  2006,  2005 and 2004 for the restricted share grants was $2,656, $1,557, and $1,171, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10   SEGMENT REPORTING
--   -----------------

The Company is engaged in the ownership and  management of market rate apartment communities.  Each  apartment  community  is  considered  a  separate  operating segment.  Each segment on a stand alone basis is less than 10% of the  revenues, profit or loss, and assets of the combined reported operating segments and meets all of the  aggregation  criteria  under SFAS 131.  The  operating  segments are aggregated as Core and Non-core properties.

Non-segment  revenue to  reconcile  to total  revenue  consists of interest  and dividend  income and other  income.  Non-segment  assets to  reconcile  to total assets include cash and cash equivalents,  cash in escrows, accounts receivable, prepaid expenses, deferred charges, other assets and other assets held for sale.

Core properties  consist of all apartment  communities owned throughout 2005 and
2006 where  comparable  operating  results are  available.  Therefore,  the Core
Properties  represent   communities  owned  as  of  January  1,  2005.  Non-core
properties consist of apartment  communities acquired during 2005 and 2006, such that full year comparable operating results are not available.  In addition, the core properties segment does not include assets held for sale as of December 31,
2006, 2005 and 2004.

The  Company  assesses  and  measures  segment  operating  results  based  on  a performance measure referred to as net operating income. Net operating income is
defined  as  total  revenues  less  operating  and  maintenance  expenses.   The
accounting  policies of the segments are the same as those  described in Notes 1 and 2.

The revenues and net operating  income for each of the  reportable  segments are summarized as follows for the years ended December 31, 2006, 2005, and 2004.

                                                                             2006             2005              2004
                                                                             ----             ----              ----
Revenues
Apartments owned
    Core properties                                                      $404,322         $384,911          $363,869
    Non-core properties                                                    44,441           13,010                 -
Reconciling items                                                           5,229            2,604             3,263
                                                                         --------         --------          --------
Total Revenue                                                            $453,992         $400,525          $367,132
                                                                         ========         ========          ========

Net operating income
Apartments owned
    Core properties                                                      $231,930         $217,141          $206,067
    Non-core properties                                                    25,988            5,874                 -
Reconciling items                                                           5,229            2,604             3,263
                                                                         --------         --------          --------
Net operating income                                                      263,147          225,619           209,330

General & administrative expenses                                         (22,626)         (19,652)          (23,978)
Interest expense                                                         (106,773)         (92,178)          (77,145)
Depreciation and amortization                                             (96,142)         (80,944)          (70,710)
Impairment of assets held as general partner                                    -            (400)           (1,116)
Equity in losses of unconsolidated affiliates                                   -                -             (538)
Minority interest in limited partnership                                        -                -               441
Minority interest in operating partnership                                 (9,614)          (8,629)           (9,204)
                                                                         --------         --------          --------
Income from continuing operations                                        $ 27,992         $ 23,816          $ 27,080
                                                                         ========         ========          ========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10   SEGMENT REPORTING (Continued)
--   -----------------------------

The assets for each of the  reportable  segments are summarized as follows as of
December 31, 2006 and 2005:

Assets                                 2006         2005
------                                 ----         ----
Apartments owned
    Core properties              $2,286,589   $2,193,661
    Held for sale properties              -      223,938
    Non-core properties             715,044      466,952
Reconciling items                   238,785       93,319
                                 ----------   ----------
Total assets                     $3,240,418   $2,977,870
                                 ==========   ==========

11   DERIVATIVE FINANCIAL INSTRUMENTS
--   --------------------------------

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

    Original
Notional Amount              Fixed Interest Rate        Variable Interest Rate            Maturity Date
---------------              -------------------        ----------------------            -------------
$16,384,396                       5.35%                     LIBOR + 1.50%                 June 25, 2007
 10,000,000                       5.39%                     LIBOR + 1.50%                 June 25, 2007
  3,000,000                       8.22%                     LIBOR + 1.40%                 June 25, 2007
  4,625,000                       8.40%                     LIBOR + 1.40%                 June 25, 2007

On January 1, 2001, the Company adopted SFAS No. 133,  Accounting for Derivative
Instruments  and Hedging  Activities  ("SFAS  133").  At that time,  the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of SFAS 133.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
--   --------------------------------------------

As of December 31, 2006, the aggregate fair value of the Company's interest rate swaps was $149 prior to the allocation of minority interest,  and is included in other assets in the  Consolidated  Balance Sheets.  For the year ending December
31, 2006, as the critical  terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated  statements of operations.  All  components  of the  interest  rate swaps were  included in the assessment  of hedge  effectiveness.  The Company  expects  that within the next twelve  months it will  reclassify  as a charge to earnings  $149,  prior to the allocation of minority  interest,  of the amount  recorded in accumulated  other comprehensive  income.  The fair value of the interest  rate swaps is based upon the  estimate of amounts  the  Company  would  receive or pay to  terminate  the contract at the  reporting  date and is  estimated  using  interest  rate market pricing models.

12   TRANSACTIONS WITH AFFILIATES
--   ----------------------------

The Company and the HPRS  recognized  management  and  development  fee revenue, interest income and other miscellaneous  income from affiliated entities of $59,
$230  and  $696  for  the  years  ended  December  31,  2006,  2005,  and  2004,
respectively.   The  Company  had  accounts  receivable   outstanding  due  from
affiliated  entities of $157, $157 and $12 at December 31,  2006, 2005 and 2004,
respectively.

On January 1, 2004, the Company sold certain  assets of its commercial  property management  division to Home Leasing,  LLC, which was owned by Nelson and Norman
Leenhouts  and  is  now  owned  by  Nelson  Leenhouts.   This  division  managed
approximately 2.2 million square feet of gross leasable area, as well as certain planned  communities.  Subsequently,  some of the assets were sold to Broadstone
Real Estate LLC ("Broadstone"),  which is owned in part by Norman Leenhouts, Amy
L. Tait and Mrs. Tait's spouse. The initial amount received was $82. In addition to the initial  amount,  the Company was entitled to receive a percentage of the management  fee received by Broadstone in connection  with the management of one of the commercial  properties for a period not to exceed 36 months. The expected monthly fee as outlined in the contract was  approximately  $4.6 or $55 per year and was  adjusted  to $3.4,  or $40 per year  after the first  year.  Broadstone continued to manage the property for three years, and  accordingly,  the Company received a total  additional  deferred  purchase price of $139, of which $44 has been  received  for the year  ended  December  31,  2006.  The  cumulative  gain recognized  on the sale of these assets  through  December 31, 2006  amounted to
$108.

On March 2, 2004, the Company  acquired  Wellington Trace Apartments for $27,100 from an entity owned in part by an individual who subsequently became one of the
Company's directors.

The Company  leases its  corporate  office  space from an  affiliate.  The lease requires an annual base rent of $895 for the years ended 2006 through 2009.  The lease  also  requires  the  Company  to  pay  a pro  rata  portion  of  property improvements,  real estate taxes and common area maintenance. Rental expense was
$1,699, $1,693 and $1,694 for the years ended December 31, 2006, 2005, and 2004,
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
2002.

                             HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES
--   -----------------------------

Property Lease
--------------

On  December 1, 2004 the Company  entered in to a lease  agreement  with a third party  owner to manage the  operations  of one of their  communities  with 1,387 apartment  units.  The lease had a term of five years, but after two years (from the 24th month to the 36th  month),  the owner could  require the Company to buy the property.  From the 36th month to the end of the lease term, the Company had the  right to  require  the  owner  to sell the  property  to the  Company.  The agreement  required an initial  deposit of $5,000,  a deposit in 2005 of $1,230, with an additional $2,081 deposit requirement during 2006,  representing capital improvements  paid by the owner.  The net  operating  income of the property (as defined  in the lease  agreement)  was  remitted  back to the owner as rent on a monthly  basis.  In exchange for  services,  the Company was entitled to receive monthly;  a management  fee equal to 5% of collected  income,  as defined in the lease,  an  incentive  fee of $25,  and  interest  payments  equal to 3%  annual interest  on the  outstanding  deposit.  Including  interest,  the total  income recognized  by the  Company  amounted to $1,451,  $1,278 and $98,  for the years ended December 31, 2006, 2005 and 2004, respectively.  On December 27, 2006, the
Company closed on the acquisition of the property.  The acquisition price of the property was $144,768.

Ground Lease
------------

The  Company  had a  non-cancelable  operating  ground  lease  for  one  of  its properties.  The lease had an expiration  date of May 1,  2020,  with options to extend the term of the lease for two successive terms of twenty-five years each.
The lease provided for  contingent  rental  payments  based on certain  variable factors. The lease also required the Company to pay real estate taxes, insurance and certain other operating expenses  applicable to the leased property.  Ground lease expense was $194, $210 and $226,  including contingent rents of $130, $140 and $156, for the years ended  December 31,  2006, 2005 and 2004,  respectively.
Effective December 2006, the ground lease was sold to an unrelated party.

401(k) Savings Plan
-------------------

The Company  sponsors a contributory  savings plan.  Under the plan, the Company will  match  75% of the  first 4% of  participant  contributions.  The  matching expense under this plan was $832, $802 and $690 for the years ended December 31,
2006, 2005 and 2004, respectively.

Incentive Compensation Plan
---------------------------

The  Incentive  Compensation  Plan  for 2005 and  2006  provided  that  eligible officers  and key  employees  may earn a cash bonus  based upon two  performance measures:  the  percentage  of growth in the  Company's  funds  from  operations
("FFO")  on a per  share/unit  diluted  basis  from  the  previous  year and the percentage of growth in same store net  operating  income from the previous year as compared to industry peers. In 2004, the performance measure was based on the percentage  growth in the Company's  FFO per  share/unit on the diluted basis as compared  against the industry  average  growth.  The bonus  expense  charged to operations was $4,983, $2,582 and $3,414 for the years ended December 31,  2006,
2005 and 2004, respectively.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES (Continued)
--   -----------------------------------------

Contingencies
-------------

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

In  connection  with  various  UPREIT  transactions,  the  Company has agreed to maintain  certain  levels  of  nonrecourse  debt for a  period  of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted  in its ability to sell certain  contributed  properties  (52% of the owned  portfolio)  for a period of 7 to 15 years  except  through a tax deferred
Internal  Revenue Code Section 1031 like-kind  exchange.  The remaining terms on the sale restrictions range from 1 to 9 years.

Debt Covenants
--------------

The line of credit  loan  agreement  contains  restrictions  which,  among other things, require maintenance of certain financial ratios (See Note 6).

In connection with the issuance of the Series F Preferred  Stock, the Company is required to maintain for each fiscal  quarterly  period a fixed charge  coverage ratio, as defined in the Series F Cumulative  Redeemable Preferred Stock Article
Supplementary, of 1.75 to 1.0. For the year ended December 31, 2006, the Company maintained the required fixed charge coverage ratio.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13   COMMITMENTS AND CONTINGENCIES (Continued)
--   -----------------------------------------

Guarantees
----------

As of December 31, 2006, the Company,  through its general partnership  interest in an affordable  property  limited  partnership,  has guaranteed the Low Income
Housing Tax Credits to limited partners  totaling  approximately  $3,000.  As of
December 31, 2006,  there were no known conditions that would make such payments necessary  relating to these  guarantees.  In addition,  the Company,  acting as general  partner in this  partnership,  is  obligated  to advance  funds to meet partnership operating deficits.

Executive Retention Plan
------------------------

Effective February 2, 1999, the Executive  Retention Plan provides for severance benefits and other compensation to be received by certain employees in the event of a change in control of the  Company  and a  subsequent  termination  of their employment without cause or voluntarily with good cause.

14   PROPERTY ACQUISITIONS
--   ---------------------

For the years ended December 31, 2006,  2005, and 2004, the Company has acquired the communities listed below:

                                                                                                              Cost of
                                   Market                    Date          Year    Number       Cost of   Acquisition
Apartment Community                Area                  Acquired   Constructed  of Units   Acquisition      Per Unit
-------------------                ----                  --------   -----------  --------   -----------      --------
Chatham Hill                       New Jersey             1/30/04          1967       308       $48,215          $157
Northwood                          New Jersey             1/30/04          1965       134       $15,186          $113
Fairmount                          New Jersey             1/30/04          1943        54       $ 2,256           $42
Kensington                         New Jersey             1/30/04          1943        38       $ 1,843           $49
Wellington Trace                   Northern VA             3/2/04          2002       240       $27,134          $113
Village at Marshfield              Boston                 3/17/04          1972       276       $31,695          $115
Woodleaf                           Northern VA            3/19/04          1985       228       $20,672           $91
The Hamptons                       Southeast Florida       7/7/04     1986-1987       668       $56,395           $84
Vinings                            Southeast Florida       7/7/04          1989       168       $13,986           $83
Regency Club                       New Jersey             9/24/04          1974       372       $37,610          $101
Ridgeview at Wakefield Valley      Baltimore              1/13/05          1988       204       $19,407           $96
Hackensack Gardens                 New Jersey              3/1/05          1948       198       $13,292           $65
Barrington Gardens                 New Jersey              3/1/05          1973       148       $ 7,444           $50
Sayville Commons                   Long Island            7/15/05     2001-2003       342       $63,384          $186
The Brooke at Peachtree            Philadelphia           8/15/05     1986-1989       146       $16,137          $110
Peppertree Farm                    Northern VA           12/28/05     1972-1978       881       $96,322          $110
Cinnamon Run                       Northern VA           12/28/05     1979-1982       511       $67,377          $133
Highland House                     Boston                 5/31/06     1965-1969       172       $17,889          $104
Liberty Place                      Boston                  6/6/06          1988       107       $14,892          $139
The Heights at Marlborough         Boston                  9/7/06          1973       348       $48,914          $141
The Meadows at Marlborough         Boston                  9/7/06     1969-1972       264       $34,162          $129
Heritage Woods                     Baltimore              10/4/06     1972-1973       164       $14,042           $86
Top Field                          Baltimore              10/4/06          1973       156       $18,391          $118
The Coves at Chesapeake            Baltimore             11/20/06   1976 & 1982       469       $67,043          $143
Mount Vernon Square                Northern VA           12/27/06     1968-1974     1,387      $144,768          $104

During  2006,  the Company  completed  construction  and placed  into  service a
120-unit  apartment  community  located in Portland,  ME (Liberty  Commons) at a total cost of $14,598.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15   DISCONTINUED OPERATIONS
--   -----------------------

The Company  reports its property  dispositions  as  discontinued  operations as prescribed by the  provisions of SFAS No. 144,  Accounting for the Impairment or
Disposal of  Long-Lived  Assets ("SFAS  144").  Pursuant to the  definition of a component  of  an  entity  in  SFAS  144,  assuming  no  significant  continuing involvement  by the  former  owner  after  the  sale,  the sale of an  apartment community  is  considered  a  discontinued  operation.  In  addition,  apartment communities  classified  as held for sale are  also  considered  a  discontinued
operation.  The Company generally  considers assets to be held for sale when all significant  contingencies  surrounding  the closing have been  resolved,  which often  corresponds  with the actual  closing date. As of December 31, 2005,  the
Company classified 21 properties as held for sale. These 21 properties were sold during  2006  and are  included  in  discontinued  operations  for  all  periods presented and classified as held for sale as of December 31, 2005.

Included in discontinued  operations for the three years ended December 31, 2006 are the operating results,  net of minority interest,  of 48 apartment community dispositions  (39 sold in 2006, 4 sold in 2005 and 5 sold in 2004). In addition, discontinued  operations for the years ended December 31, 2005 and 2004 includes the  operating  results  of four VIEs sold  during  2005.  For  purposes  of the discontinued operations presentation, the Company only includes interest expense associated  with  specific  mortgage  indebtedness  of the  properties  that are considered discontinued operations.

A summary of community dispositions is as follows:

                         Number of                        Number of
                          Disposed        Number of         Related      Total Sales      Sales Price  Total Gain On
Year                   Communities   Disposed Units    Transactions            Price         Per Unit            Sale
----                   -----------   --------------    ------------            -----         --------            ----
2006                            39            9,705               3         $495,300              $51        $110,500
2005                             4              816               3         $142,600             $175         $73,200
2004                             5            1,646               4          $92,500              $56         $26,600

The operating  results of discontinued  operations are summarized as follows for the years ended December 31, 2006, 2005, and 2004:

                                                                                    2006           2005          2004
                                                                                    ----           ----          ----
Revenues:
   Rental income                                                                $ 56,142     $   91,900     $ 114,652
   Property other income                                                           6,498          7,538         7,425
                                                                                --------      ---------     ---------
Total revenues                                                                    62,640         99,438       122,077
                                                                                --------      ---------     ---------

   Operating and maintenance                                                      34,317         54,155        64,573
   Interest expense                                                               17,078         13,215        19,451
   Depreciation and amortization                                                   5,553         19,171        24,519
   Impairment of real property                                                         -          7,325         1,100
                                                                                --------      ---------     ---------
Total Expenses                                                                    56,948         93,866       109,643
                                                                                --------      ---------     ---------
Income from discontinued operations before minority interest and gain
   on disposition of property                                                      5,692          5,572        12,434
Minority interest in limited partnership                                               -           (23)           833
Minority interest in operating partnership                                        (1,947)        (1,828)       (4,354)
                                                                                --------      ---------     ---------
Income from discontinued operations                                             $  3,745      $   3,721     $   8,913
                                                                                ========      =========     =========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15   DISCONTINUED OPERATIONS (Continued)
--   -----------------------------------

The results of  discontinued  operations in the tables below have been presented for the  years  ended  December  31,  2005 and 2004  only,  as the  discontinued
operations for 2006 solely represents the results from owned communities.

                                                                                         Year ended December 31, 2005
                                                                                         ----------------------------
                                                                                       Owned
                                                                                 Communities         VIEs       Total
                                                                                 -----------         ----       -----
Revenues:
   Rental income                                                                    $ 88,686       $3,214    $ 91,900
   Property other income                                                               7,397          141       7,538
                                                                                    --------      -------     -------
Total revenues                                                                        96,083        3,355      99,438
                                                                                    --------      -------     -------

Expenses:
   Operating and maintenance                                                          51,534        2,621      54,155
   Interest expense                                                                   13,204           11      13,215
   Depreciation and amortization                                                      19,171            -      19,171
   Impairment of real property                                                             -        7,325       7,325
                                                                                    --------      -------     -------
Total expenses                                                                        83,909        9,957      93,866
                                                                                    --------      -------     -------
Income (loss) from discontinued operations before minority interest and
   gain on disposition of property                                                    12,174       (6,602)      5,572
Minority interest in limited partnership                                                   -          (23)        (23)
Minority interest in operating partnership                                            (4,021)       2,193      (1,828)
                                                                                    --------      -------     -------
Income (loss) from discontinued operations                                          $  8,153      $(4,432)    $ 3,721
                                                                                    ========      =======     =======

                                                                                         Year ended December 31, 2004
                                                                                         ----------------------------
                                                                                       Owned
                                                                                 Communities         VIEs       Total
                                                                                 -----------         ----       -----
Revenues:
    Rental income                                                                   $102,259     $ 12,393    $114,652
    Property other income                                                              7,143          282       7,425
                                                                                    --------      -------     -------
Total revenues                                                                       109,402       12,675     122,077
                                                                                    --------      -------     -------
Expenses:
    Operating and maintenance                                                         55,288        9,285      64,573
    Interest expense                                                                  16,370        3,081      19,451
    Depreciation and amortization                                                     21,966        2,553      24,519
    Impairment of real property                                                        1,100            -       1,100
                                                                                    --------      -------     -------
Total expenses                                                                        94,724       14,919     109,643
                                                                                    --------      -------     -------
Income (loss) from discontinued operations before minority interest and
    gain on disposition of property                                                   14,678       (2,244)     12,434
Minority interest in limited partnership                                                   -          833         833
Minority interest in operating partnership                                            (4,751)         397      (4,354)
                                                                                    --------      -------     -------
Income (loss) from discontinued operations                                          $  9,927     $ (1,014)   $  8,913
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

                                                                                                                 2005
                                                                                                                 ----
Real estate:
  Land                                                                                                     $   28,372
  Buildings, improvements and equipment                                                                       249,999
                                                                                                             --------
                                                                                                              278,371
  Less:  accumulated depreciation                                                                            (54,433)
                                                                                                             --------
    Real estate held for sale or disposal, net                                                                223,938
                                                                                                             --------
Other assets:
  Cash in escrows                                                                                                 434
  Accounts receivable                                                                                             664
  Prepaid expenses and other assets                                                                             2,951
                                                                                                             --------
    Other assets held for sale                                                                                  4,049
                                                                                                             --------
 Liabilities:
  Mortgage notes payable                                                                                       73,603
  Accrued expenses and other liabilities                                                                          431
  Security deposits                                                                                             1,318
                                                                                                             --------
    Liabilities held for sale                                                                                  75,352
                                                                                                             --------
  Net assets held for sale                                                                                   $152,635
                                                                                                             ========

16   PROFORMA CONDENSED FINANCIAL INFORMATION
--   ----------------------------------------

The Company acquired eight apartment  communities ("2006 Acquired  Communities")
with a combined 3,067 units in six unrelated  transactions during the year ended
December 31, 2006. The total combined  purchase price (including  closing costs)
of  $360,100  equates  to  approximately  $117 per unit.  Consideration  for the communities  was funded  through  the  assumption  or  placement  of new debt of
$156,900  of debt,  $182,800  from the  Company's  line of credit  and  disposed property proceeds, and $20,400 of UPREIT Units.

The Company acquired seven apartment  communities ("2005 Acquired  Communities")
with a combined 2,430 units in six unrelated  transactions during the year ended
December 31, 2005. The total combined  purchase price (including  closing costs)
of  $283,400  equates  to  approximately  $117 per unit.  Consideration  for the communities  was funded  through  the  assumption  or  placement  of new debt of
$184,300  of debt,  $43,500  from the  Company's  line of credit and  $55,600 of
UPREIT Units.

The following  unaudited  proforma  information was prepared as if: (i) the 2006 transactions  related  to the  acquisition  of  the  2006  Acquired  Communities occurred as of the  beginning  of each  period,  and (ii) the 2005  transactions related to the  acquisition of the 2005 Acquired  Communities had occurred as of the beginning of each period. The proforma  financial  information is based upon
the  historical   consolidated  financial  statements  and  is  not  necessarily indicative of the consolidated results which actually would have occurred if the transactions  had been  consummated  at  January  1,  2004 or 2005,  nor does it purport to represent the results of operations for future  periods.  Adjustments to the proforma  condensed  combined statement of operations for the years ended
December 31, 2006, 2005, and 2004 consist principally of providing net operating activity and recording  interest,  depreciation and amortization from January 1,
2004 or 2005 to the acquisition date as appropriate.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16   PROFORMA CONDENSED FINANCIAL INFORMATION (Continued)
--   ----------------------------------------------------

                                                                                                         Proforma (i)
                                                                                                  For the years ended
                                                                                             December 31, (unaudited)
                                                                                             ------------------------
                                                                                                   2006          2005
                                                                                                   ----          ----
Total revenues                                                                                 $481,746      $456,184
Net income available to common shareholders                                                      24,303        19,519
Per common share data:
Net income available to common shareholders:
   Basic                                                                                          $0.74         $0.61
   Diluted                                                                                        $0.73         $0.60
Weighted average numbers of shares outstanding:
  Basic                                                                                      32,697.794    31,962.082
                                                                                             ==========    ==========
  Diluted                                                                                    33,337.557    32,328.105
                                                                                             ==========    ==========

                                                                                                        Proforma (ii)
                                                                                                  For the years ended
                                                                                             December 31, (unaudited)
                                                                                             ------------------------
                                                                                                   2005          2004
                                                                                                   ----          ----
Total revenues                                                                                 $421,869      $405,511
Net income available to common shareholders before cumulative effect of change in
  accounting principle                                                                           17,139        19,990
Net income available to common shareholders                                                      17,139        19,669
Per common share data:
Net income available to common shareholders before cumulative effect of change in accounting principle
   Basic                                                                                          $0.54         $0.61
   Diluted                                                                                        $0.53         $0.60
Net income available to common shareholders:
   Basic                                                                                          $0.54         $0.60
   Diluted                                                                                        $0.53         $0.59
Weighted average numbers of shares outstanding:
  Basic                                                                                      31,962.082    32,911.945
                                                                                             ==========    ==========
  Diluted                                                                                    32,328.105    33,314.038
                                                                                             ==========    ==========

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17   SUPPLEMENTAL CASH FLOW DISCLOSURES
--   ----------------------------------

Supplemental  cash flow  information  including non cash financing and investing activities for the years ended December 31, 2006, 2005, and 2004 are as follows:

                                                                                        2006         2005        2004
                                                                                        ----         ----        ----
Cash paid for interest                                                              $120,781     $104,674    $ 92,150
Mortgage loans assumed associated with property acquisitions                         159,782        7,916      90,568
Issuance of UPREIT Units associated with property and other acquisitions              20,397       55,598      12,105
Increase in real estate associated with the purchase of UPREIT Units                 124,631        5,220      12,470
Exchange of UPREIT Units for common shares                                            71,157        4,010      14,106
Fair value of hedge instruments                                                         (35)          845         659
Net real estate assumed in connection with FIN 46R consolidation                           -            -     152,319
Other assets assumed in connection with FIN 46R consolidation                              -            -      11,916
Mortgage debt assumed in connection with FIN 46R consolidation                             -            -     129,149
Other liabilities assumed in connection with FIN 46R consolidation                         -            -       5,363
Net real estate disposed in connection with FIN 46R consolidation                          -     (50,467)    (69,743)
Other assets disposed in connection with FIN 46R consolidation                             -      (6,940)     (3,054)
Mortgage debt disposed in connection with FIN 46R consolidation                            -     (59,339)    (48,611)
Other liabilities disposed in connection with FIN 46R consolidation                        -      (1,187)     (2,759)

18   QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)
--   -----------------------------------------------------

Quarterly  financial  information for the years ended December 31, 2006 and 2005 are as follows:

                                                                                          2006
                                                                                          ----
                                                                     First        Second        Third        Fourth
                                                                     -----        ------        -----        ------
Total revenue                                                     $108,789      $111,200     $115,255      $118,748

Net income available to common shareholders                          4,138        11,003       10,361        79,583

Basic earnings per share data:
Net income (loss) available to common shareholders                   $0.13         $0.33        $0.31         $2.39

Diluted earnings per share data:
Net income (loss) available to common shareholders                   $0.13         $0.33        $0.30         $2.33

                                                                                         2005
                                                                                         ----
                                                                     First        Second        Third        Fourth
                                                                     -----        ------        -----        ------
Total revenue                                                    $  95,731     $  98,252     $102,520      $104,022

Net income available to common shareholders                        (1,870)         8,038       15,353        53,712

Basic earnings per share data:
Net income available to common shareholders                        $(0.06)         $0.25        $0.47         $1.70

Diluted earnings per share data:
Net income available to common shareholders                        $(0.06)         $0.25        $0.47         $1.68

Full year per share data does not equal the sum of the quarterly data due to the impact of the convertible  securities on the quarterly  results and not the year to date amounts. The quarterly reports for the years ended December 31, 2006 and
2005 have been  reclassified  to reflect  discontinued  operations in accordance with SFAS 144.

                              HOME PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19   SUBSEQUENT EVENTS
--   -----------------

On February 2, 2007,  the Company  acquired two land  parcels  located in Silver
Spring,  MD and Alexandria,  VA from a single seller for total  consideration of
$46.5 million. The transaction was funded in cash. Both parcels are entitled for development. The projects are fully designed and have obtained all discretionary
approvals.   While  several   administrative   approvals  are  still  necessary,
construction on both projects should start in 2007, with completion  anticipated in 2009.

On February  7, 2007,  the Board of  Directors  declared a dividend of $0.65 per share for the quarter  ended  December 31,  2006.  This is the  equivalent of an annual  distribution  of $2.60 per share.  The dividend is payable  February 28,
2007 to shareholders of record on February 16, 2007.

On  February  7, 2007,  the Board of  Directors  declared a regular  dividend of
$0.5625 per share on its Series F Cumulative Redeemable Preferred Stock, for the
quarter  ending  February 28,  2007.  The  dividend on the  preferred  shares is payable on February  28, 2007 to  shareholders  of record on February  16, 2007.
This dividend is equivalent to an annualized rate of $2.25 per share.

On February  15,  2007,  the  Company  acquired  two  communities  in  unrelated transactions:  The  Townhomes  of Beverly  (204 units) in Beverly,  MA for $36.4 million and Jacob Ford Village (270 units) in Morristown,  NJ for $26.7 million.
Consideration  for Jacob  Ford  Village  included  $22.3  million  of  Operating
Partnership UPREIT Units with the balance paid in cash. The Townhomes of Beverly were purchased with cash.

                                                                     SCHEDULE II

                              HOME PROPERTIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31:
                                 (IN THOUSANDS)

                                      Balance at     Charged to     Adjustments/
                                       Beginning      Costs and          Amounts     Balance at
                                         of Year       Expenses      Written Off    End of Year
                                         -------       --------      -----------    -----------
Allowance for Doubtful Receivables
----------------------------------
December 31, 2006:                        $  513         $4,289         ($3,818)         $  984
                                          ------         ------         -------          ------
December 31, 2005:                           567          3,472          (3,526)            513
                                          ------         ------         -------          ------
December 31, 2004:                           241          3,527          (3,201)            567
                                          ------         ------         -------          ------

Deferred Tax Asset Valuation Allowance
--------------------------------------
December 31, 2006:                         8,421              -            1,657         10,078
                                          ------         ------         -------          ------
December 31, 2005:                         8,680              -            (259)          8,421
                                          ------         ------         -------          ------
December 31, 2004:                         8,185            495                -          8,680
                                          ------         ------         -------          ------

                                                                    SCHEDULE III
                              HOME PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2006
                                 (IN THOUSANDS)

                                                                                                                Total
                                            Initial                            Total                             Cost
                                               Cost        Costs                Cost                           Net of
                                         Buildings,  Capitalized          Buildings,               Accumu-    Accumu-
                                           Improve-   Subsequent            Improve-                 lated      lated  Year of
                       Encum-               ments &           to             ments &       Total    Depre-     Depre-   Acqui-
Community             brances      Land   Equipment  Acquisition     Land  Equipment         (a)   ciation    ciation   sition
---------             -------      ----   ---------  -----------     ----  ---------         ---   -------    -------   ------
Barrington Gardens      4,170       914       6,556       2,559       914      9,115      10,029       466      9,563     2005
Bayview & Colonial     11,487     1,652       8,471       4,726     1,652     13,197      14,849     2,416     12,433     2000
Beechwood Gardens           -       591       3,442       3,097       591      6,539       7,130     1,695      5,435     1998
Blackhawk
Apartments             13,267     3,026      14,568       5,892     3,026     20,460      23,486     3,942     19,544     2000
Bonnie Ridge
Apartments             33,996     5,129      42,769      29,919     5,129     72,688      77,817    15,424     62,393     1999
Braddock Lee
Apartments             21,232     3,923       8,842       6,486     3,923     15,328      19,251     4,353     14,898     1998
Brittany Place         17,323     4,929      39,608      14,060     4,929     53,668      58,597     6,624     51,973     2002
Cambridge Village
Associates              3,061     2,502       3,188       2,374     2,502      5,562       8,064       764      7,300     2002
Canterbury
Apartments             29,067     5,117      21,384       9,194     5,117     30,578      35,695     5,830     29,865     1999
Carriage Hill
Apartment               5,688       615       3,827       4,059       615      7,886       8,501     2,497      6,004     1996
Castle Club
Apartments              6,630       990       8,909       3,699       990     12,608      13,598     2,312     11,286     2000
Chatham Hill
Apartments             45,000     2,067      46,150       7,291     2,067     53,441      55,508     4,013     51,495     2004
Chesterfield
Apartments              9,735     1,547       8,206       5,700     1,547     13,906      15,453     3,841     11,612     1997
Cider Mill             61,199    15,920      65,938      10,758    15,920     76,696      92,616     8,701     83,915     2002
Cinnamon Run
Apartments             52,300     7,923      59,646       2,605     7,923     62,251      70,174     1,738     68,436     2005
Cornwall Park           5,497       469       2,947       4,827       469      7,774       8,243     2,408      5,835     1996
Country Village
Apartments             19,885     2,318      11,149       9,249     2,318     20,398      22,716     4,964     17,752     1998
Courtyards Village      4,711     3,397       9,824       3,358     3,397     13,182      16,579     2,076     14,503     2001
Coventry Village
Apartments                  -       819       2,328       3,242       819      5,570       6,389     1,472      4,917     1998
Curren Terrace         14,537     1,989      10,957       7,333     1,989     18,290      20,279     5,118     15,161     1997
Cypress Place           5,991     2,335       7,861       3,785     2,335     11,646      13,981     2,243     11,738     2000
Devonshire Hills       44,257    15,099      32,934       7,315    15,099     40,249      55,348     5,761     49,587     2001
East Hill Gardens           -       249       1,560       1,283       249      2,843       3,092       716      2,376     1998
East Meadow
Apartments              7,140     2,315      10,803       1,780     2,315     12,583      14,898     2,078     12,820     2000
East Winds
Apartments              6,523       989       5,079       2,919       989      7,998       8,987     1,503      7,484     2000
Elmwood Terrace        21,050     6,161      14,680       7,790     6,161     22,470      28,631     3,995     24,636     2000
Executive House
Apartments              3,903       628       3,420       3,040       628      6,460       7,088     1,845      5,243     1997
Falcon Crest
Townhomes              18,279     2,891      11,116       8,669     2,891     19,785      22,676     4,148     18,528     1999
Falkland Chase
Apartments             38,909     9,251      49,705       5,562     9,251     55,267      64,518     4,635     59,883     2003
Fenland Field          11,874     3,604      11,050       4,976     3,604     16,026      19,630     2,405     17,225     2001
Gardencrest
Apartments                  -    25,071      61,525      18,695    25,071     80,220     105,291    10,006     95,285     2002
Gateway Village
Apartments              6,872     1,373       6,621       2,341     1,373      8,962      10,335     1,752      8,583     1999
Glen Brook
Apartments                  -     1,447       4,816       2,870     1,447      7,686       9,133     1,638      7,495     1999
Glen Manor
Apartments              5,796     1,076       4,564       2,537     1,076      7,101       8,177     1,813      6,364     1997
Golf Club
Apartments             15,363     4,127      21,236      12,426     4,127     33,662      37,789     6,881     30,908     2000
Hackensack Gardens      9,286     2,417      10,916       2,647     2,417     13,563      15,980       678     15,302     2005
Hawthorne Court        37,197     9,147      23,447      16,368     9,147     39,815      48,962     5,520     43,442     2002
Heritage Square         6,285     2,046       4,805       2,321     2,046      7,126       9,172       917      8,255     2002
Heritage Woods
Apartments              5,138     1,640      12,455          32     1,640     12,487      14,127        81     14,046     2006
Highland House          6,543     3,414      14,761          82     3,414     14,843      18,257       257     18,000     2006
Hill Brook Place
Apartments             11,185     2,253       9,118       5,552     2,253     14,670      16,923     2,880     14,043     1999
Holiday Square          3,387     3,635       6,109       1,894     3,635      8,003      11,638       949     10,689     2002
Home Properties
of Bryn Mawr           14,939     3,275      17,907      10,309     3,275     28,216      31,491     5,633     25,858     2000
Home Properties
of Devon               28,892     6,524      35,545      22,682     6,524     58,227      64,751    11,333     53,418     2000
Home Properties
of Newark              16,261     2,694      12,713      13,048     2,694     25,761      28,455     5,858     22,597     1999
Lake Grove
Apartments             37,057     7,555      11,952      14,631     7,555     26,583      34,138     7,854     26,284     1997
Lakeshore Villa
Apartments              4,915       615       3,849       4,886       615      8,735       9,350     2,579      6,771     1996
Lakeview
Apartments              8,639       679       4,552       3,193       679      7,745       8,424     2,011      6,413     1998
Liberty Commons             -     1,344           -      13,394     1,344     13,394      14,738       590     14,148     2005
Liberty Place
Apartments              6,467     2,033      13,125          76     2,033     13,201      15,234       199     15,035     2006
Maple Tree                  -       866       4,445       2,368       866      6,813       7,679     1,260      6,419     2000
Mid-Island
Apartments             19,913     4,256       6,567       5,853     4,256     12,420      16,676     3,702     12,974     1997
Mill Company
Gardens                 2,592       406       1,671       1,306       406      2,977       3,383       785      2,598     1982
Mill Towne Village     24,239     3,958      13,747      10,495     3,958     24,242      28,200     3,948     24,252     2001
Morningside
Heights Apartments     17,019     6,450      28,699      25,518     6,450     54,217      60,667    14,229     46,438     1998
Mount Vernon
Square Apartments      89,724    56,300      86,923          43    56,300     86,966     143,266       207    143,059     2006
New Orleans Park
Apartments             19,169     3,008      13,215       9,574     3,008     22,789      25,797     5,877     19,920     1997
Northwood
Apartments             10,675       858      14,286       1,282       858     15,568      16,426     1,164     15,262     2004
Oak Manor
Apartments              6,932       668       4,111       2,963       668      7,074       7,742     1,868      5,874     1998
Orleans Village        65,993     8,822      58,912      18,625     8,822     77,537      86,359    13,709     72,650     2000
Owings Run
Consolidation          43,081     5,722      32,622       5,483     5,722     38,105      43,827     7,334     36,493     1999
Park Shirlington
Apartments             18,537     4,524      10,180       8,405     4,524     18,585      23,109     5,232     17,877     1998
Patricia
Apartments              5,213       637       4,196       3,055       637      7,251       7,888     1,822      6,066     1998
Peppertree Farm
Apartments             80,500    12,843      83,751       5,150    12,843     88,901     101,744     2,505     99,239     2005
Pleasant View
Gardens                51,824     6,067      47,816      23,321     6,067     71,137      77,204    17,507     59,697     1998
Pleasure Bay
Apartments             15,019     1,711       6,234       7,681     1,711     13,915      15,626     3,115     12,511     1998
Racquet Club East
Apartments             31,690     2,035      23,107       8,101     2,035     31,208      33,243     7,272     25,971     1998
Racquet Club South      2,786       335       3,891       2,172       335      6,063       6,398     1,498      4,900     1999
Redbank Village
Apartments             15,925     2,126      14,030       9,465     2,126     23,495      25,621     5,600     20,021     1998
Regency Club
Apartments             26,126     2,761      34,825       3,581     2,761     38,406      41,167     2,356     38,811     2004
Rider Terrace               -       248       1,270         607       248      1,877       2,125       330      1,795     2000
Ridgeview at
Wakefield Valley            -     2,360      17,107       2,906     2,360     20,013      22,373     1,080     21,293     2005
Ridley Brook
Apartments              9,661     2,006       7,719       3,537     2,006     11,256      13,262     2,446     10,816     1999
Royal Gardens
Apartment              31,774     5,690      14,067      14,952     5,690     29,019      34,709     8,554     26,155     1997
Sayville Commons       42,735     8,163      55,379       1,537     8,163     56,916      65,079     2,158     62,921     2005
Selford Townhomes       3,960     1,266       4,200       2,636     1,266      6,836       8,102     1,465      6,637     1999
Seminary Hill
Apartments              9,900     3,059      10,194       8,979     3,059     19,173      22,232     3,817     18,415     1999
Seminary Towers
Apartments             27,715     5,695      19,348      16,879     5,695     36,227      41,922     7,148     34,774     1999
Shakespeare Park
Apartments              2,275       514       3,433       1,026       514      4,459       4,973       840      4,133     1999
Sherry Lake
Apartments             19,450     2,548      15,618       9,496     2,548     25,114      27,662     5,642     22,020     1998
Sherwood
Consolidation           7,324     3,330      10,735       5,063     3,330     15,798      19,128     1,825     17,303     2002
South Bay Manor         8,000     1,133       1,958       4,567     1,133      6,525       7,658     1,218      6,440     2000
Southern Meadows       18,691     9,317      31,874       8,131     9,317     40,005      49,322     5,796     43,526     2001
Stone Ends
Apartments             22,812     5,729      28,428       2,851     5,729     31,279      37,008     3,163     33,845     2003
Stratford Greens
Associates             33,078    12,764      33,779       7,783    12,764     41,562      54,326     5,133     49,193     2002
Sunset Gardens
Apartments              8,561       753       4,663       4,959       753      9,622      10,375     2,814      7,561     1996
Tamarron
Apartments              5,200     1,387       8,474       2,190     1,387     10,664      12,051     2,054      9,997     1999
Terry Apartments            -       668       3,439       1,142       668      4,581       5,249       774      4,475     2000
The Apts at
Wellington Trace       25,603     3,188      23,904       3,664     3,188     27,568      30,756     1,938     28,818     2004
The Brooke at
Peachtree                   -     1,033      15,145       1,113     1,033     16,258      17,291       602     16,689     2005
The Colony                  -     7,967      34,121      11,851     7,967     45,972      53,939     9,334     44,605     1999
The Coves at
Chesapeake                  -     8,915      57,953          21     8,915     57,974      66,889       248     66,641     2006
The Hamptons           54,201     5,984      50,647       6,997     5,984     57,644      63,628     3,706     59,922     2004
The Heights at
Marlborough            23,523     6,253      44,264          87     6,253     44,351      50,604       380     50,224     2006
The Landings           12,488     2,579      16,753       8,978     2,579     25,731      28,310     7,035     21,275     1996
The Manor
Apartments (MD)        24,448     8,900      27,703       9,656     8,900     37,359      46,259     5,353     40,906     2001
The Manor
Apartments (VA)         5,600     1,450       5,738       4,465     1,450     10,203      11,653     2,582      9,071     1999
The Meadows at
Marlborough            21,553     6,598      28,736         118     6,598     28,854      35,452       250     35,202     2006
The New Colonies       20,353     1,788      21,350      10,934     1,788     32,284      34,072     8,999     25,073     1998
The Sycamores               -     4,729      15,725       2,623     4,729     18,348      23,077     1,995     21,082     2002
The Village at
Marshfield             24,076     3,263      28,351       2,400     3,263     30,751      34,014     2,241     31,773     2004
Timbercroft
Consolidation           5,875     1,774       6,826       4,258     1,774     11,084      12,858     2,130     10,728     1999
Top Field               6,352     1,635      16,684          29     1,635     16,713      18,348       108     18,240     2006
Trexler Park
Apartments             10,140     2,574      13,802       6,286     2,574     20,088      22,662     3,895     18,767     2000
Trexler Park West
Phase                       -     2,669                   9,373     2,669      9,373      12,042       198     11,844     2006
Valley View
Apartments              5,231     1,090       4,960       4,484     1,090      9,444      10,534     2,726      7,808     1997
Village Square          4,651       799      13,306     (6,072)       799      7,234       8,033     2,151      5,882     1997
Village Square
Apartments             20,699     2,732       3,582      17,967     2,732     21,549      24,281     4,038     20,243     1999
Vinings at
Hampton Village             -     1,830      12,214       1,799     1,830     14,013      15,843       924     14,919     2004
Virginia Village        8,771     5,322      21,918       8,618     5,322     30,536      35,858     4,983     30,875     2001
Wayne Village               -     2,057      12,895       7,305     2,057     20,200      22,257     5,085     17,172     1998
West Springfield
Terrace                23,004     2,589      31,758       3,593     2,589     35,351      37,940     3,795     34,145     2002
Westwood Village
Apts                   33,520     7,471      22,757      10,235     7,471     32,992      40,463     4,449     36,014     2002
William Henry
Apartments             22,548     4,804      22,220      10,090     4,804     32,310      37,114     6,071     31,043     2000
Windsor Realty
Company                 4,650       427       3,300       1,993       427      5,293       5,720     1,367      4,353     1998
Woodholme Manor
Apartments              3,697     1,278       4,599       4,386     1,278      8,985      10,263     1,532      8,731     2001
Woodleaf
Apartments                  -     2,955      17,716       2,143     2,955     19,859      22,814     1,466     21,348     2004
Woodmont Village
Apartments                  -     2,930       5,699       2,551     2,930      8,250      11,180     1,083     10,097     2002
Yorkshire Village
Apartments              1,443     1,221       2,016       1,040     1,221      3,056       4,277       405      3,872     2002
Other Assets            6,098       303       5,915      21,977       303     27,892      28,195    12,899     15,296  Various
Limited
Partnerships           16,763     1,203       9,963      18,204     1,203     28,167      29,370     9,502     19,868     1995
                   ----------  --------  ----------    --------  -------- ----------  ----------  -------- ----------
                   $1,924,313  $493,017  $2,174,366    $784,379  $493,017 $2,958,745  $3,451,762  $450,129 $3,001,633
                   ==========  ========  ==========    ========  ======== ==========  ==========  ======== ==========

(a)  The  aggregate  cost for  Federal  Income Tax  purposes  was  approximately
     $2,868,000.

                                                                    SCHEDULE III

                              HOME PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2006
                                 (IN THOUSANDS)

Depreciation  and  amortization  of the Company's  investments  in buildings and
improvements  reflected  in  the  consolidated   statements  of  operations  are
calculated over the estimated useful lives of the assets as follows:

Land improvements                          3-20 years
Buildings and improvements                 3-40 years
Furniture, fixtures and equipment          5-10 years
Computer software                          5 years

The changes in total real estate assets are as follows:

                                                                                   2006        2005(a)           2004
                                                                                   ----        -------           ----

Balance, beginning of year                                                   $3,385,143     $3,123,901     $2,752,992
New property acquisition                                                        368,301        283,363        256,208
Additions                                                                       101,723        100,013        102,700
Increase in real estate associated with the conversion of UPREIT Units          124,292          5,220         11,864
Assets held for sale associated with consolidated affordable limited
    partnerships                                                                      -              -         78,711
Disposals of assets held for sale associated with consolidated
   affordable limited partnerships                                                    -       (50,627)              -
Disposals, retirements and impairments                                        (527,697)       (76,727)       (78,574)
                                                                             ----------     ----------     ----------
Balance, end of year                                                         $3,451,762     $3,385,143     $3,123,901
                                                                             ==========     ==========     ==========
The changes in accumulated depreciation are as follows:

                                                                                   2006        2005(a)           2004

Balance, beginning of year                                                    $ 500,592      $ 405,919      $ 330,062
Properties previously held for sale, changed to held and used                         -          6,999              -
Depreciation for the year                                                        99,694         99,322         90,787
Disposals and retirements                                                     (150,157)       (11,648)       (14,930)
                                                                             ----------     ----------     ----------
Balance, end of year                                                          $ 450,129      $ 500,592      $ 405,919
                                                                             ==========     ==========     ==========

(a)  $54,433 of accumulated depreciation was included in assets held for sale as of December 31, 2005.

                              HOME PROPERTIES, INC.
                                    FORM 10-K
                     For Fiscal Year Ended December 31, 2006
                                  Exhibit Index

Exhibit
Number        Exhibit                                                         Location
------        -------                                                         --------

1.0           Underwriting Agreement, dated May 9, 2006, between Home         Incorporated by reference to the Form
              Properties, Inc., UBS Securities LLC and the selling            8-K filed by Home Properties, Inc. on
              shareholders named therein                                      May 10, 2006

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

2.41          Contribution Agreement between Home Properties of New York,     Incorporated by reference to the
              L.P. and Axtell Road Limited Partnership                        12/5/00 8-K/A

2.42          Contribution Agreement between Elk Grove Terrace II and III,    Incorporated by reference to the Form
              L.P., Elk Grove Terrace, L.P. and Home Properties of New        8-K filed by Home Properties of New
              York, L.P.                                                      York, Inc. on 1/10/01

2.43          Agreement for Purchase and Sale of Interests Southeast          Incorporated by reference to the Form
              Michigan Portfolio, dated April 26, 2006, together with         8-K filed by Home Properties, Inc. on
              Second Amendment thereto (First Amendment superceded)           June 30, 2006

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

4.32          Second Amended and Restated Director Deferred Compensation      Incorporated by reference to the
              Plan                                                            5/6/05 8-K

4.33          Seventh Amended and Restated Dividend Reinvestment and Direct   Incorporated by reference to the Form
              Stock Purchase Plan                                             8-K filed by Home Properties, Inc. on
                                                                              September 28, 2006

4.34          Indenture, dated October 24, 2006 between Home Properties,      Incorporated by reference to the Form
              Inc., Home Properties, L.P. and Wells Fargo Bank, N.A., as      8-K filed by Home Properties, Inc. on
              trustee including the form of 4.125% Exchangeable Senior        October 25, 2006 (the "10/25/06 8-K")
              Notes due 2026 of Home Properties, L.P. and the Guarantee of
              Home Properties, Inc. with respect thereto

4.35          Registration Rights Agreement, dated October 24, 2006,          Incorporated by reference to the
              between Home Properties, Inc., Home Properties, L.P. and        10/25/06 8-K
              Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
              Incorporated and Bear Stearns & co., Inc.

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

10.72         Summary of Non-Employee Director Compensation Effective         Filed herewith
              January 1, 2007

10.73         Summary of Named Executive Compensation for 2007                Filed herewith

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

10.78         Amendment No. Four to Credit Agreement, dated September 8,      Incorporated by reference to Form 10-Q
              2005 between Home Properties, L.P., certain Lenders, and        filed by Home Properties, Inc. for the
              Manufacturers and Traders Trust Company, as Administrative      quarter ended 9/30/05 (the "9/30/05
              Agent                                                           10-Q")

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

10.81         Amendments Nos. Seventy-Four to through Seventy-Nine to the     Incorporated by reference to the
              Second Amended and Restated Limited Partnership                 12/31/05 10-K

10.82         Amendment No. Eighty to the Second Amended and Restated         Incorporated by reference to the Form
              Limited Partnership Agreement                                   10-Q filed by Home Properties, Inc.
                                                                              for the quarter ended 3/31/06

10.83         Amendment Nos. Eighty-One and Eighty-Two to the Second          Incorporated by reference to the Form
              Amended and Restated Limited Partnership Agreement              10-Q filed by Home Properties, Inc.
                                                                              for the quarter ended 6/30/06

10.84         Amendment Nos. Eighty-Three and Eighty-Four to the Second       Incorporated by reference to the Form
              Amended and Restated Limited Partnership Agreement              10-Q filed by Home Properties, Inc.
                                                                              for the quarter ended 9/30/06

10.85         Amendment Nos. Eighty-Five through Eighty-Seven to the Second   Filed herewith
              Amended and Restated Limited Partnership Agreement

10.86         Development Agreement, dated March 27, 2006 between Nelson B.   Incorporated by reference to the Form
              Leenhouts and Home Properties, Inc.                             8-K filed by Home Properties, Inc. on
                                                                              March 27, 2006

10.87         Amended and Restated Employment Agreement, dated November 20,   Incorporated by reference to the Form
              2006 between Edward J. Pettinella and Home Properties, Inc.     8-K filed by Home Properties, Inc. on
                                                                              November 21, 2006

10.88         Employment Agreement between Nelson B. Leenhouts and Home       Incorporated by reference to the Form
              Properties, Inc.                                                8-K filed by Home Properties, Inc. on
                                                                              February 16, 2007 (the "2/16/07 8-K")

10.89         Second Amended and Restated Incentive Compensation Plan         Incorporated by reference to the
                                                                              2/16/07 8-K

10.90         Articles of Merger of Home Properties Management, Inc. into     Filed herewith
              Home Properties Resident Services, Inc.

10.91         Purchase Agreement, dated October 18, 2006 between Home         Incorporated by reference to the Form
              Properties, Inc., Home Properties, L.P. and Merrill Lynch &     8-K filed by Home Properties, Inc. on
              Co., Merrill Lynch, Pierce Fenner & Smith and Bear Stearns &    October 19, 2006
              Co., Inc.

11            Computation of Per Share Earnings Schedule                      Filed herewith

21            List of Subsidiaries of Home Properties, Inc.                   Filed herewith

23            Consent of PricewaterhouseCoopers LLP                           Filed herewith

31.1          Section 302 Certification of Chief Executive Officer            Furnished herewith

31.2          Section 302 Certification of Chief Financial Officer            Furnished herewith

32.1          Section 906 Certification of Chief Executive Officer            Furnished herewith

32.2          Section 906 Certification of Chief Financial Officer            Furnished herewith

99            Additional Exhibits - Debt Summary Schedule                     Filed herewith