Form 10-Q
period 2007-03-31
HOME PROPERTIES INC
filed 2007-05-08
CIK 923118

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

 Common Stock                                      Outstanding at April 30, 2007
 ------------                                      -----------------------------
$.01 par value                                               33,243,407

================================================================================

                              HOME PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
              March 31, 2007 (Unaudited) and December 31, 2006              4

          Consolidated Statements of Operations (Unaudited) -
              Three months ended March 31, 2007 and 2006                    5

          Consolidated Statement of Stockholders' Equity and
            Comprehensive Income (Unaudited) -
              Three months ended March 31, 2007                             6

          Consolidated Statements of Cash Flow (Unaudited) -
              Three months ended March 31, 2007 and 2006                    7

          Notes to Consolidated Financial Statements (Unaudited)         8-15

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               16-25

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk       26

 Item 4.  Controls and Procedures                                          27

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                     28

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      28

 Item 6.  Exhibits                                                         28

          Signatures                                                       29

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              HOME PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                2007             2006
                                                                                ----             ----
                                                                          Unaudited)         (Note 1)

ASSETS
Real estate:
  Land                                                                    $  516,201      $   493,017
  Construction in progress, including land                                    48,334            1,409
  Buildings, improvements and equipment                                    3,082,050        2,957,336
                                                                          ----------      -----------
                                                                           3,646,585        3,451,762
  Less:  accumulated depreciation                                           (476,850)        (450,129)
                                                                          ----------      -----------
               Real estate, net                                            3,169,735        3,001,633

Cash and cash equivalents                                                      6,191          118,212
Cash in escrows                                                               32,480           74,069
Accounts receivable                                                           11,391            9,287
Prepaid expenses                                                              14,108           15,059
Deferred charges                                                              13,020           13,619
Other assets                                                                   7,298            8,539
                                                                          ----------      -----------
               Total assets                                               $3,254,223       $3,240,418
                                                                          ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                    $1,897,283       $1,924,313
Exchangeable senior notes                                                    200,000          200,000
Line of credit                                                                92,500                -
Accounts payable                                                              18,990           20,797
Accrued interest payable                                                      12,664           10,473
Accrued expenses and other liabilities                                        23,361           24,697
Security deposits                                                             22,981           21,979
                                                                          ----------      -----------
               Total liabilities                                           2,267,779        2,202,259
                                                                          ----------      -----------
Commitments and contingencies
Minority interest                                                            288,770          282,542
Stockholders' equity:
     Cumulative redeemable preferred stock, $.01 par value;
       0 and 2,400,000 shares issued and outstanding at
       March 31, 2007 and December 31, 2006, respectively.                         -           60,000
     Common stock, $.01 par value; 80,000,000 shares authorized;
       33,198,569 and 33,103,247 shares issued and
       outstanding at March 31, 2007 and December 31, 2006, respectively         332              331
     Excess stock, $.01 par value; 10,000,000 shares authorized;
       no shares issued or outstanding                                             -                -
     Additional paid-in capital                                              870,651          852,036
     Accumulated other comprehensive income                                      119              171
     Distributions in excess of accumulated earnings                        (173,428)        (156,921)
                                                                          ----------      -----------
               Total stockholders' equity                                    697,674          755,617
                                                                          ----------      -----------
               Total liabilities and stockholders' equity                 $3,254,223       $3,240,418
                                                                          ==========       ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       2007           2006
                                                                       ----           ----
Revenues:
Rental income                                                      $115,738       $102,102
Property other income                                                10,786          6,079
Interest income                                                       1,207             91
Other income                                                            775            517
                                                                   --------       --------
        Total revenues                                              128,506        108,789
                                                                   --------       --------

Expenses:
Operating and maintenance                                            55,862         51,804
General and administrative                                            5,518          5,039
Interest                                                             29,129         25,904
Depreciation and amortization                                        27,597         22,703
                                                                   --------       --------
        Total expenses                                              118,106        105,450
                                                                   --------       --------
Income from operations                                               10,400          3,339
Minority interest in operating partnerships                          (2,070)          (692)
                                                                   --------       --------
Income from continuing operations                                     8,330          2,647
Discontinued operations:
  Income from operations, net of $30 and $1,515 in 2007
         and 2006, respectively, allocated to minority interest          73          2,841
  Loss on disposition of property, net of $54 in 2007
         allocated to minority interest                                (133)             -
                                                                   --------       --------
Discontinued operations                                                 (60)         2,841
                                                                   --------       --------
Net income                                                            8,270          5,488
Preferred dividends                                                  (1,290)        (1,350)
Preferred stock issuance costs write-off                             (1,902)             -
                                                                   --------       --------

Net income available to common shareholders                        $  5,078       $  4,138
                                                                   ========       ========

Basic earnings per share data:
   Income from continuing operations                                  $0.15          $0.04
   Discontinued operations                                                -           0.09
                                                                      -----          -----
Net income available to common shareholders                           $0.15          $0.13
                                                                      =====          =====

Diluted earnings per share data:
   Income from continuing operations                                  $0.15          $0.04
   Discontinued operations                                                -           0.09
                                                                      -----          -----
Net income available to common shareholders                           $0.15          $0.13
                                                                      =====          =====

Weighted average number of shares outstanding:
  Basic                                                          33,199,345     31,250,002
                                                                 ==========     ==========
  Diluted                                                        33,973,336     31,810,301
                                                                 ==========     ==========

Dividends declared per share                                          $0.65          $0.64
                                                                      =====          =====

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  Preferred                                     Distributions     Accumulated
                                   Stock at        Common Stock    Additional    in Excess of           Other
                                Liquidation      ----------------     Paid-In     Accumulated   Comprehensive
                                 Preference      Shares    Amount     Capital        Earnings          Income     Totals
                                 ----------      ------    ------     -------        --------          ------     ------
Balance, December 31, 2006          $60,000  33,103,247      $331    $852,036       $(156,921)           $171   $755,617
Issuance of common stock, net             -      71,365         1       3,405               -               -      3,406
Repurchase of common stock                -    (131,342)       (1)     (7,375)              -               -     (7,376)
Redemption of preferred stock       (60,000)          -         -       1,902          (1,902)              -    (60,000)
Net income                                -           -         -           -           8,270               -      8,270
Change in fair value of hedge
   instruments, net of
   minority interest                      -           -         -           -               -             (52)       (52)
Conversion of UPREIT Units for
   stock                                  -     155,299         1       9,241               -               -      9,242
Adjustment of minority interest           -           -         -      11,442               -               -     11,442
Preferred dividends                       -           -         -           -          (1,290)              -     (1,290)
Dividends paid ($0.65 per
   share)                                 -           -         -           -         (21,585)              -    (21,585)
                                    -------  ----------      ----    --------       ---------            ----   --------
Balance, March 31, 2007             $     -  33,198,569      $332    $870,651       $(173,428)           $119   $697,674
                                    =======  ==========      ====    ========       =========            ====   ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                            (UNAUDITED, IN THOUSANDS)

                                                                                                  2007             2006
                                                                                                  ----             ----
Cash flows from operating activities:
Net income                                                                                    $  8,270         $  5,488
                                                                                              --------         --------
Adjustments to reconcile net income to net cash provided by operating activities:
   Income allocated to minority interest                                                         2,046            2,207
   Depreciation and amortization                                                                27,694           25,010
   Loss on disposition of property and business                                                    187                -
   Issuance of restricted stock, compensation cost of stock options and deferred compensation      784              700
   Changes in assets and liabilities:
        Cash held in escrows                                                                     1,073              579
        Other assets                                                                               314            3,260
        Accounts payable and accrued liabilities                                                (2,712)           1,587
                                                                                              --------         --------
Total adjustments                                                                               29,386           33,343
                                                                                              --------         --------
Net cash provided by operating activities                                                       37,656           38,831
                                                                                              --------         --------
Cash flows from investing activities:
   Purchase of properties and other assets, net                                               (143,951)               -
   Additions to properties                                                                     (15,346)         (25,620)
   Loss from sale of properties                                                                   (187)               -
   Withdrawals from (additions to) funds held in escrow, net                                    40,166             (115)
                                                                                              --------         --------
   Net cash used in investing activities                                                      (119,318)         (25,735)
                                                                                              --------         --------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                       2,622           11,359
   Repurchase of Series F preferred stock                                                      (60,000)               -
   Repurchase of common stock                                                                   (7,376)          (5,680)
   Proceeds from mortgage notes payable                                                              -          102,963
   Payments of mortgage notes payable                                                          (26,885)         (70,288)
   Proceeds from line of credit                                                                 92,500           59,500
   Payments on line of credit                                                                        -          (76,500)
   Payments of deferred loan costs                                                                (159)          (1,202)
   Withdrawals from cash escrows, net                                                              385              138
   Dividends and distributions paid                                                            (31,446)         (31,351)
                                                                                              --------         --------
   Net cash used in financing activities                                                       (30,359)         (11,061)
                                                                                              --------         --------
Net increase (decrease) in cash and cash equivalents                                          (112,021)           2,035
Cash and cash equivalents:
   Beginning of year                                                                           118,212            5,391
                                                                                              --------         --------
   End of period                                                                              $  6,191         $  7,426
                                                                                              ========         ========

Supplemental disclosure of non-cash operating, investing and financing activities:
----------------------------------------------------------------------------------
Issuance of UPREIT Units associated with property and other acquisitions                       $27,475           $    -
Increase in real estate associated with the purchase of UPREIT Units                             5,983            3,419
Additions to properties included in accounts payable                                             2,053                -
Exchange of UPREIT Units for common shares                                                       3,259            2,350
Fair value of hedge instruments                                                                   (73)              127
Preferred stock issuance costs write-off                                                         1,902                -

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
consolidated  financial  statements and notes thereto  included in the Company's
Form 10-K for the year ended December 31, 2006.

2.   Organization and Basis of Presentation
--   --------------------------------------

Organization
------------

The  Company  was formed in  November  1993,  as a Maryland  corporation  and is engaged primarily in the ownership, management, acquisition,  rehabilitation and development of residential  apartment communities primarily in select Northeast,
Mid-Atlantic  and Southeast  Florida  regions of the United States.  The Company
conducts  its  business   through  Home   Properties,   L.P.   (the   "Operating
Partnership"), a New York limited partnership. As of March 31, 2007, the Company operated 129 apartment  communities with 39,622  apartments.  Of this total, the
Company  owned 126  communities,  consisting  of 38,160  apartments,  managed as general partner one partnership  that owned 868 apartments,  and fee managed two communities, consisting of 594 apartments, for third parties.

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

Basis of Presentation
---------------------

The accompanying  consolidated  financial statements include the accounts of the
Company and its 71.0%  (71.4% at December 31,  2006)  interest in the  Operating
Partnership.  Such interest has been calculated as the percentage of outstanding common  shares  divided by the total  outstanding  common  shares and  Operating
Partnership  Units ("UPREIT Units")  outstanding.  The remaining 29.0% (28.6% at
December  31,  2006) is  reflected  as Minority  Interest in these  consolidated financial  statements.  The Company owns a 1.0% general partner  interest in the
Operating  Partnership  and the  remainder of its interest as a limited  partner indirectly  through its wholly owned  subsidiary,  Home Properties I, LLC, which owns 100% of the limited partner,  Home Properties  Trust. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified
REIT  subsidiary  ("QRS") and owns the  Company's  share of the limited  partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing
Partnership"),  which beneficially own certain apartment communities  encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.
The Financing  Partnership is owned 99.9% by the Operating  Partnership and 0.1%
by the QRS.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   Organization and Basis of Presentation (continued)
--   --------------------------------------------------

The accompanying  consolidated financial statements include the accounts of Home
Properties Resident Services,  Inc. (the "Management  Company").  The Management
Company is a wholly owned  subsidiary of the Company.  In addition,  the Company consolidates one affordable housing limited  partnership in accordance with FASB
Interpretation  No.  46R,   Consolidation  of  Variable  Interest  Entities,  an
interpretation  of ARB No. 51 - Consolidated  Financial  Statements ("FIN 46R").
All significant  inter-company balances and transactions have been eliminated in these consolidated financial statements.

Reclassifications
-----------------

Certain  reclassifications  have  been made to the 2006  consolidated  financial statements to conform to the 2007 presentation.

3.   Recent Accounting Pronouncements
--   --------------------------------

On January 1, 2007, the Company adopted FASB  Interpretation  No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the recognition and measurement of assets and  liabilities  associated  with tax positions  taken or expected  to be taken in a tax  return.  The  Company  reviewed  its current tax positions for any potential uncertain tax positions that would qualify under FIN
48.  The  adoption  of FIN 48 did not have a  material  impact on the  Company's
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
Management  is  currently  evaluating  the impact that SFAS 157 will have on the
Company's results of operations, financial position or liquidity.

In  February  2007,  the FASB issued  SFAS No.  159,  The Fair Value  Option for
Financial  Assets and  Financial  Liabilities  Including  an  Amendment  of FASB
Statement No. 115 ("SFAS 159").  SFAS 159 is effective for financial  statements issued for fiscal years  beginning  after  November  15,  2007.  Under SFAS 159, entities are now  permitted to measure many  financial  instruments  and certain other assets and liabilities at fair value on an instrument-by-instrument  basis under a fair value option  granted in SFAS 159.  Excluded from the scope of SFAS
159 are real estate  assets and  interests  in VIE's.  Management  is  currently evaluating  the impact,  if any; this  pronouncement  will have on the Company's results of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.   Earnings Per Common Share
--   -------------------------

Basic  earnings per share ("EPS") is computed as net income  available to common shareholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the  potential  dilution  that could occur from common shares issuable  through  stock-based  compensation  including stock options (using the treasury stock method),  restricted  stock and phantom shares under the Company's incentive  compensation plan. The exchange of an UPREIT Unit for  common  stock  will  have no  effect  on  diluted  EPS as  Unitholders  and stockholders  effectively  share  equally  in the net  income  of the  Operating
Partnership.  Income from  continuing  operations is the same for both the basic and diluted calculation.

The  reconciliation  of the basic and diluted  earnings  per share for the three months ended March 31, 2007 and 2006 follows:

                                                                  Three Months
                                                              2007         2006
                                                              ----         ----
Income from continuing operations                           $8,330       $2,647
Less: Preferred dividends                                   (1,290)      (1,350)
Less: Preferred stock issuance costs write-off              (1,902)           -
                                                            ------       ------
Basic and Diluted - Income from continuing operations
   applicable to common shareholders                         5,138        1,297
Discontinued operations                                        (60)       2,841
                                                            ------       ------
Net income available to common shareholders                 $5,078       $4,138
                                                            ======       ======

Basic weighted average number of shares outstanding     33,199,345   31,250,002
Effect of dilutive stock options                           736,264      536,474
Effect of phantom and restricted shares                     37,727       23,825
                                                        ----------   ----------
Diluted weighted average number of shares outstanding   33,973,336   31,810,301
                                                        ==========   ==========

Basic earnings per share data:
   Income from continuing operations                         $0.15        $0.04
   Discontinued operations                                       -         0.09
                                                             -----        -----
Net income available to common shareholders                  $0.15        $0.13
                                                             =====        =====

Diluted earnings per share data:
   Income from continuing operations                         $0.15        $0.04
   Discontinued operations                                       -         0.09
                                                             -----        -----
Net income available to common shareholders                  $0.15        $0.13
                                                             =====        =====

For the three months ended March 31, 2007, unexercised stock options to purchase
12,000 shares of the Company's  common stock were excluded in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the  Company's  stock during each period,  respectively.  For the three months ended March 31, 2006, no unexercised  stock options to purchase shares of the Company's  common stock were excluded in the  computations of diluted EPS as the  options'  exercise  prices were less than the average  market  price of the
Company's stock during each period.

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
The effect on the consolidated balance sheet as of March 31, 2007 is an increase in "Total assets" of $19,861, an increase in "Total liabilities" of $17,783, and an increase in "Minority  interest" of $2,078. Of the $17,783 increase in "Total liabilities," $16,705 represents non-recourse mortgage debt.

6.   Interest Capitalized
--   --------------------

Capitalized   interest   associated  with  communities   under   development  or
rehabilitation  totaled  $604 and $313 for the three months ended March 31, 2007 and 2006, respectively.

7.   Line of Credit
--   --------------

As of March 31, 2007, the Company had an unsecured line of credit agreement with
M&T Bank for $140,000 which expires September 1, 2008. The Company's outstanding balance as of March 31,  2007,  was $92,500.  Provided  that no event of default under  this  agreement  has  occurred,  the  Company  may  request  on or before
September  1, 2007 that the lender  increase the line of credit to an amount not to exceed  $190,000.  The Company has had no  occurrences of default as of March
31,  2007.  Borrowings  under the line of credit bear  interest at .75% over the one-month  LIBOR  rate of 5.32% at March 31,  2007.  Accordingly,  increases  in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

8.   Preferred Stock
--   ---------------

In March  2002,  the  Company  issued  2,400,000  shares of its  9.00%  Series F
Cumulative  Redeemable  Preferred  Stock ("Series F Preferred  Shares"),  with a
$25.00 liquidation preference per share. This offering generated net proceeds of approximately $58,098. Each Series F Preferred share received an annual dividend equal to 9.00% of the  liquidation  preference per share  (equivalent to a fixed annual amount of $2.25 per share).  The Series F Preferred  Shares were redeemed by the Company on March 26, 2007 at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $390. In accordance with the SEC's clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per
Share for the Redemption or Induced  Conversion of Preferred  Stock, the initial offering costs of $1,902  associated with the issuance of the Series F Preferred
Shares were  written-off in the first  quarter of 2007,  and are  reflected as a reduction of net income available to common stockholders in determining earnings per share for the three months ended March 31, 2007.

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

Core properties consist of all apartment  communities which have been owned more
than  one  full  calendar  year.   Therefore,   the  Core  properties  represent
communities  owned  as of  January  1,  2006.  Non-core  properties  consist  of apartment  communities  acquired  during  2006 and  2007,  such  that  full year comparable operating results are not available.

The  Company  assesses  and  measures  segment  operating  results  based  on  a performance measure referred to as net operating income. Net operating income is
defined  as  total  revenues  less  operating  and  maintenance  expenses.   The
accounting  policies of the segments are the same as those  described in Notes 1 and 2 of the Company's Form 10-K for the year ended December 31, 2006.

The  revenues,  net  operating  income  and  assets  for each of the  reportable segments  are  summarized  for the three months ended March 31, 2007 and 2006 as follows:

                                                                  Three Months
                                                             2007          2006
                                                             ----          ----
Revenues
Apartments owned
    Core properties                                    $  112,947     $ 106,750
    Non-core properties                                    13,577         1,431
Reconciling items                                           1,982           608
                                                       ----------    ----------
Total revenues                                         $  128,506     $ 108,789
                                                       ==========     =========
Net operating income
Apartments owned
    Core properties                                    $   62,982     $  56,365
    Non-core properties                                     7,680            12
Reconciling items                                           1,982           608
                                                       ----------    ----------
Net operating income, including reconciling items          72,644        56,985
General & administrative expenses                          (5,518)       (5,039)
Interest expense                                          (29,129)      (25,904)
Depreciation and amortization                             (27,597)      (22,703)
Minority interest in operating partnership                 (2,070)         (692)
                                                       ----------    ----------
Income from continuing operations                      $    8,330    $    2,647
                                                       ==========    ==========

Assets - As of March 31, 2007 and December 31, 2006
Apartments owned
    Core properties                                    $2,575,482    $2,580,032
    Non-core properties                                   594,253       421,601
Reconciling items                                          84,488       238,785
                                                       ----------    ----------
Total assets                                           $3,254,223    $3,240,418
                                                       ==========    ==========

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.  Derivative Financial Instruments
---  --------------------------------

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

The Company has four interest rate swaps that effectively  convert variable rate debt to fixed rate debt. As of March 31, 2007,  the aggregate  fair value of the
Company's  interest  rate  swaps was $76  prior to the  allocation  of  minority interest  and is  included in the  consolidated  balance  sheets.  For the three months ended March 31, 2007 and 2006, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness  was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the  assessment of hedge  effectiveness.  The fair value of the interest  rate swaps is based upon the  estimate of amounts  the  Company  would receive or pay to terminate the contract at the reporting  date and is estimated using interest rate market pricing models.

11.  Acquisitions
---  ------------

On February 2, 2007,  the Company  acquired two land  parcels  located in Silver
Spring,  MD and Alexandria,  VA from a single seller for total  consideration of
$46,500.  The  transaction  was funded in cash.  Both  parcels are  entitled for development. The projects are fully designed and have obtained all discretionary approvals.  While  several  administrative  approvals  are still  required to be obtained,  construction  on both  projects  should  start in 2007,  with initial occupancy anticipated in 2009.

On February  15,  2007,  the  Company  acquired  two  communities  in  unrelated transactions:  The  Townhomes of Beverly (204 units) in Beverly,  MA for $36,400 and Jacob Ford Village (270 units) in Morristown, NJ for $26,700.  Consideration for Jacob Ford Village included $22,300  consisting of 358,476 UPREIT Units with the balance paid in cash. The Townhomes of Beverly was purchased with cash.

On March 28, 2007,  the Company  purchased  Fox Hall  Apartments  (720 units) in
Baltimore,  MD for a total purchase price of $62,200. The transaction was funded through  the  Company's  line of credit in the amount of  $57,100  and $5,100 in
94,835 UPREIT Units.

12.  Disposition of Property and Discontinued Operations
---  ---------------------------------------------------

The Company  reports its property  dispositions  as  discontinued  operations as prescribed by the  provisions of SFAS No. 144,  Accounting for the Impairment or
Disposal of  Long-Lived  Assets ("SFAS  144").  Pursuant to the  definition of a component  of  an  entity  in  SFAS  144,  assuming  no  significant  continuing involvement  by the  former  owner  after  the  sale,  the sale of an  apartment community  is  considered  a  discontinued  operation.  In  addition,  apartment communities  classified  as held  for  sale  are  also  considered  discontinued
operations.  The Company generally considers assets to be held for sale when all significant  contingencies  surrounding  the closing have been  resolved,  which often corresponds with the actual closing date.

Included in  discontinued  operations  for the three months ended March 31, 2006 are the operating results, net of minority interest, of 39 apartment communities sold during the year ended December 31, 2006 ("2006  Disposition  Communities").
Included in  discontinued  operations  for the three months ended March 31, 2007 are the operating results, net of minority interest,  resulting from the wind-up activities of the 2006 Disposition Communities. For purposes of the discontinued
operations  presentation,  the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.  Disposition of Property and Discontinued Operations (continued)
---  ---------------------------------------------------------------

The operating  results of  discontinued  operations are summarized for the three months ended March 31, 2007 and 2006 as follows:

                                                                Three Months
                                                                ------------
                                                             2007          2006
                                                             ----          ----
Revenues:
   Rental income                                             $ 39       $19,972
   Property other income                                       41         1,894
                                                             ----       -------
     Total revenues                                            80        21,866
                                                             ----       -------

   Operating and maintenance                                  (23)       12,553
   Interest expense                                             -         2,577
   Depreciation and amortization                                -         2,380
                                                             ----       -------
     Total expenses                                           (23)       17,510
                                                             ----       -------
Income from discontinued operations before
   minority interest and loss on disposition of property      103         4,356
Minority interest in operating partnerships                   (30)       (1,515)
                                                             ----       -------
Income from discontinued operations                          $ 73       $ 2,841
                                                             ====       =======

13.  Commitments and Contingencies
---  -----------------------------

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

In  connection  with  various  UPREIT  transactions,  the  Company has agreed to maintain  certain  levels  of  nonrecourse  debt for a  period  of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed  properties (52% by number of apartment  communities of the owned  portfolio) for a period of 7 to 15 years except through a tax deferred  like-kind  exchange.  The remaining  terms on the sale restrictions range from 1 to 9 years.

Guarantees
----------

As of March 31, 2007, the Company,  through its general partnership  interest in an  affordable  property  limited  partnership,  has  guaranteed  the Low Income
Housing Tax Credits to limited  partners  for a remaining  period of seven years totaling  approximately  $3,000.  As of  March  31,  2007,  there  were no known conditions that would make such payments necessary relating to these guarantees.
In addition,  the Company,  acting as general  partner in this  partnership,  is obligated to advance funds to meet partnership operating deficits.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.  Subsequent Events
---  -----------------

On April 4, 2007,  the Company  filed a Form S-3  universal  shelf  registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  This registration statement replaces the Company's  shelf  registration  statement filed in May 1998. The Company may offer and sell securities  issued  pursuant to the universal shelf  registration statement  after a prospectus  supplement,  describing  the type of security and amount being offered, is filed with the SEC.

On April 30, 2007, the Company acquired a 35 unit community in Randolph,  MA for
$4,100. Consideration consisted of assumption of a $3,900 fixed rate mortgage at an interest  rate of 5.60%  maturing on June 1, 2034 with the balance  funded in cash.

On May 1, 2007, the Board of Directors approved a dividend of $0.65 per share on the  Company's  common stock for the quarter  ended March 31, 2007.  This is the equivalent of an annual distribution of $2.60 per share. The dividend is payable
May 24, 2007 to shareholders of record on May 14, 2007.

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
Some  examples  of  forward-looking  statements  include  statements  related to acquisitions  (including any related pro forma  financial  information),  future capital  expenditures,  financing sources and  availability,  and the effects of environmental  and other  regulations.  Although the Company  believes  that the expectations  reflected  in those  forward-looking  statements  are  based  upon reasonable  assumptions,  it can give no assurance that its expectations will be achieved.  Factors  that may cause  actual  results  to differ  include  general economic and local real estate conditions, the weather and other conditions that
might  affect  operating  expenses,   the  timely  completion  of  repositioning
activities and development within anticipated budgets, the actual pace of future development,  acquisitions  and sales,  and continued  access to capital to fund growth. For this purpose,  any statements  contained in this report that are not statements  of  historical  fact  should  be  considered  to be  forward-looking statements.  Some of the  words  used  to  identify  forward-looking  statements include "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions. Readers should exercise caution in interpreting and relying on  forward-looking  statements  since they  involve  known and  unknown  risks, uncertainties  and other factors which are, in some cases,  beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

Liquidity and Capital Resources
-------------------------------

The Company's  principal  liquidity  demands are expected to be distributions to the common  stockholders and holders of UPREIT Units,  capital  improvements and repairs and  maintenance  for the  properties,  acquisition  and  development of additional  properties,  stock repurchases and debt repayments.  The Company may also acquire equity ownership in other public or private  companies that own and
manage  portfolios  of  apartment   communities.   Management   anticipates  the
acquisition of communities of  approximately  $300 million in 2007, $125 million of which were closed during the first quarter of 2007,  although there can be no assurance that additional acquisitions will actually occur.

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

As of March 31, 2007, the Company had an unsecured line of credit agreement with
M&T Bank of $140 million which expires September 1, 2008. Provided that no event of default  under this  agreement  has  occurred,  the Company may request on or before  September  1, 2007 that the  lenders  increase  the line of credit to an amount not to exceed $190 million. The Company has had no occurrences of default as of March 31, 2007.  The Company's  outstanding  balance as of March 31, 2007, was $92.5  million.  Borrowings  under the line of credit bear  interest at .75%
over the one-month LIBOR rate of 5.32% at March 31, 2007. Accordingly, increases in interest rates will increase the Company's  interest  expense and as a result will affect the Company's results of operations and financial condition.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its unsecured  credit  facility,  it intends to satisfy  such  requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of
UPREIT Units,  proceeds from its Dividend  Reinvestment  and Stock Purchase Plan
("DRIP"), or the issuance of additional debt and equity securities.  As of March
31, 2007, the Company owned 23 properties  with 5,771 apartment units which were unencumbered by debt.

During the three  months ended March 31,  2007,  the Company  repaid debt on two mortgages  in the  amount of $20.5  million.  The  retired  debt  included a $17 million mortgage which bore an interest rate of 8.7% and a $3.5 million mortgage with a rate of 6.125%.

During 2006, the Company sold 39  communities  for a total sales price of $495.3
million.   The  Company  was  able  to  sell  these  properties  at  an  average capitalization  rate of 7.6% and reinvest in the  acquisition of properties with more growth potential at an expected first year cap rate of 6.4%. Management has included in its operating  plan that the Company will  strategically  dispose of assets  totaling  approximately  $50 million  in 2007,  although there can be no assurance that such dispositions will actually occur.

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital for the Company.  During the three  months ended March 31, 2007,  the
Company  issued $27.4 million in 453,311 UPREIT Units as  consideration  for two acquired  properties.  During 2006,  the Company issued $20.4 million in 343,393
UPREIT Units as consideration for two acquired properties.

The Company's  DRIP provides the  stockholders  of the Company an opportunity to automatically  invest their cash dividends in additional shares of common stock.
In addition,  eligible participants may make monthly payments or other voluntary cash  investments  in shares of common  stock.  The maximum  monthly  investment permitted  without prior Company  approval is currently  $10,000.  In the fourth quarter of 2004,  the Company  began meeting share demand under the DRIP through share  repurchases  by the  transfer  agent in the open market on the  Company's behalf  instead of new share  issuance.  This  removes  essentially  100% of the dilution  caused by issuing  new shares at a price less than the net asset value
("NAV") in an economic and efficient manner.

Management  monitors the relationship  between the Company's stock price and its estimated  NAV.  During times when the  difference  between  these two values is small,  resulting in little  "dilution"  of NAV by common stock  issuances,  the
Company  can choose to issue new  shares.  At times when the gap between NAV and stock price is greater,  the Company has the  flexibility  to satisfy the demand for DRIP shares with stock  repurchased  in the open market.  In  addition,  the
Company can issue waivers to DRIP  participants  to provide for  investments  in excess of the $10,000 maximum monthly  investment.  No such waivers were granted during the three  months  ended  March 31, 2007 or the year ended  December  31,
2006.

In October 2006,  the Company issued $200 million of  exchangeable  senior notes with a coupon rate of 4.125%,  which  generated net proceeds of $195.8  million.
The net proceeds  were used to repurchase  933,000  shares of common stock for a total of $58  million,  pay down $70  million  on the line of  credit,  with the balance  used for  redemption  of the Series F  Preferred  Shares  and  property acquisitions.  The exchange terms and conditions are more fully  described under
"Contractual Obligations and Other Commitments," below.

In May  1998,  the  Company's  Form  S-3  Registration  Statement  was  declared effective  relating  to the  issuance  of up to $400  million  of common  stock, preferred  stock  or  other  securities.  The  available  balance  on the  shelf registration  statement at March 31, 2007 was $144.4 million.  On April 4, 2007, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  This  registration  statement  replaces the Company's shelf registration  statement  filed in May  1998.  The  Company  may  offer  and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.

In March  2002,  the  Company  issued  2,400,000  shares of its  9.00%  Series F
Cumulative  Redeemable  Preferred  Stock ("Series F Preferred  Shares"),  with a
$25.00 liquidation preference per share. This offering generated net proceeds of approximately  $58  million.  The net  proceeds  were used to fund the  Series B preferred stock repurchase,  property acquisitions,  and property upgrades. Each
Series F  Preferred  share  received  an annual  dividend  equal to 9.00% of the liquidation  preference per share  (equivalent to a fixed annual amount of $2.25 per share).  The Series F Preferred Shares were redeemed by the Company on March
26,  2007 at a  redemption  price of $25.00 per share,  plus  accrued and unpaid dividends of $390. In accordance with the SEC's clarification of EITF Abstracts,
Topic No.  D-42,  The Effect on the  Calculation  of Earnings  per Share for the
Redemption or Induced  Conversion of Preferred Stock, the initial offering costs of $1,902  associated  with the  issuance of the Series F Preferred  Shares were written-off  in the first  quarter of 2007,  and are reflected as a reduction of net income  available to common  stockholders in determining  earnings per share for the three months ended March 31, 2007.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under  which the  Company may  repurchase  shares of its common  stock or UPREIT
Units.  The  shares/units  may be  repurchased  through open market or privately negotiated  transactions  at the discretion of Company  management.  The Board's action  did not  establish  a target  stock  price or a specific  timetable  for repurchase.  During the three months ended March 31, 2007,  109,000  shares were repurchased  for $6 million by the Company.  At March 31, 2007,  the Company had authorization  to repurchase an additional  2,497,448  shares.  The Company will continue to monitor stock prices, the published net asset value, and acquisition alternatives  to determine the current best use of capital between the two major uses of capital - stock buybacks and acquisitions.

As of March 31,  2007,  the weighted  average rate of interest on the  Company's total indebtedness of $2.2 billion was 5.6% with staggered  maturities averaging approximately  seven years.  Approximately 94% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest  rates,  minimizing  the effect of interest rate  fluctuations on the Company's results of operations and cash flows.

The  Company's  cash  provided by operating  activities  was $38 million for the three months ended March 31, 2007 compared to $39 million for the same period in
2006. The change is primarily due to higher net income in the 2007 period,  more than offset by reductions  in accounts  payable and accrued  expenses  resulting from the timing differences in cash disbursements between periods.

Cash used in  investing  activities  was $119 million for the three months ended
March 31, 2007  compared to $26 million for the same period in 2006.  The change is primarily  due to the two land parcels and three  properties  acquired in the first  quarter of 2007, as described  below in  Acquisitions  and  Dispositions.
During  the  three  months  ended  March 31,  2006,  investing  activities  were primarily comprised of normal capital expenditures on owned properties.

Cash used in  financing  activities  was $30 million for the three  months ended
March 31, 2007  compared  to $11  million  for the same period in 2006.  The $19 million  increase  between  periods is primarily  due to the $60 million of cash used to repurchase the Series F Preferred  Shares, a $9 million decrease in cash provided by the exercise of stock  options,  proceeds in net  mortgage  activity that were $60 million lower,  partially offset by a $109 million increase in the net draw down on the line of credit.

Variable Interest Entities
--------------------------

Effective  March 31,  2004,  the Company  adopted FASB  Interpretation  No. 46R,
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated  Financial  Statements  ("FIN 46R"). The  interpretation  addresses consolidation  by  businesses of special  purpose  entities  (variable  interest entities, "VIE").

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit guarantee to its limited partner.  The Company is responsible to fund operating  deficits  to the  extent  there  are any and  can  receive  operating incentive  awards  when cash  flows  reach  certain  levels.  The  effect on the consolidated balance sheet as of March 31, 2007 is an increase in "Total assets"
of $19,861,  an increase in "Total  liabilities" of $17,783,  and an increase in
"Minority  interest" of $2,078. Of the $17,783 increase in "Total  liabilities,"
$16,705 represents non-recourse mortgage debt.

The Company, through its general partnership interest in the VIE, has guaranteed the low income  housing  tax  credits to the  limited  partners  for a remaining period of seven years totaling approximately $3,000. Such guarantee requires the
Company to operate the property in compliance with Internal Revenue Code Section
42 for 15 years. In addition, acting as the general partner in this partnership, the  Company  is  obligated  to  advance  funds  to meet  partnership  operating deficits.  The  Company  believes  the  property's  operations  conform  to  the applicable requirements as set forth above.

Acquisitions and Dispositions
-----------------------------

On February 2, 2007,  the Company  acquired two land  parcels  located in Silver
Spring,  MD and Alexandria,  VA from a single seller for total  consideration of
$46,500.  The  transaction  was funded in cash.  Both  parcels are  entitled for development. The projects are fully designed and have obtained all discretionary approvals.  While  several  administrative  approvals  are still  required to be obtained,  construction  on both  projects  should  start in 2007,  with initial occupancy anticipated in 2009.

On February  15,  2007,  the  Company  acquired  two  communities  in  unrelated transactions:  The  Townhomes of Beverly (204 units) in Beverly,  MA for $36,400 and Jacob Ford Village (270 units) in Morristown, NJ for $26,700.  Consideration for Jacob Ford Village included $22,300  consisting of 358,476 UPREIT Units with the balance paid in cash.  The Townhomes of Beverly was purchased with cash. For purposes of determining the number of UPREIT Units issued, a value of $58.74 per unit was set when the transaction was negotiated in the summer of 2006.

On March 28, 2007,  the Company  purchased  Fox Hall  Apartments  (720 units) in
Baltimore,  MD for a total purchase price of $62,200. The transaction was funded through  the  Company's  line of credit in the amount of  $57,100  and $5,100 in
94,835  UPREIT  Units.  For purposes of  determining  the number of UPREIT Units issued, a value of $62.17 per unit was set.

There were no dispositions during the first quarter of 2007.

Contractual Obligations and Other Commitments
---------------------------------------------

The primary  obligations of the Company relate to its borrowings  under the line of credit,  exchangeable senior notes and mortgage notes payable.  The Company's line of credit  matures in September  2008 and had $92.5 million  outstanding at
March 31,  2007.  The $1.9  billion  in  mortgage  notes  payable  have  varying maturities ranging from 1 to 35 years. The weighted average interest rate of the
Company's  secured fixed rate notes was 5.77% at March 31, 2007 and December 31,
2006. The weighted  average  interest rate of the Company's  variable rate notes and credit facility was 5.79% and 4.95% at March 31, 2007 and December 31, 2006,
respectively.

In October 2006,  the Company issued $200 million of  exchangeable  senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the  exchange  value (to the extent  that the market  price of common  stock exceeds the initial  exchange  price of $73.34 per share) subject to adjustment.
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

Capital Improvements
--------------------

Effective January 1, 2007, the Company has updated its estimate of the amount of recurring,  non-revenue  enhancing  capital  expenditures  incurred on an annual basis for a standard garden style apartment.  The Company now estimates that the annual  amount is $760 per  apartment  unit  compared to $525 in the prior year.
This new  amount  better  reflects  current  actual  costs  and the  effects  of inflation since the last update.

The  Company's  policy  is to  capitalize  costs  related  to  the  acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements  are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital
improvements  typically  include:  appliances,   carpeting  and  flooring,  HVAC
equipment,  kitchen/bath  cabinets,  new roofs,  site  improvements  and various
exterior  building  improvements.   Non-recurring,  revenue  generating  capital
improvements  include,  among other items:  community centers,  new windows, and kitchen/bath  apartment upgrades.  Revenue generating capital  improvements will directly result in rental earnings or expense savings.  The Company  capitalizes interest and certain internal  personnel costs related to the communities  under rehabilitation and construction.

The Company estimates that on an annual basis $760 and $525 per unit is spent on recurring capital expenditures in 2007 and 2006, respectively.  During the three months  ended  March 31,  2007 and 2006,  approximately  $190 and $131 per unit, respectively,  was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital  improvements  incurred by major categories for the three months ended March 31, 2007 and 2006 and an estimate of the  breakdown  of  total  capital  improvements  by  major  categories  between recurring and non-recurring,  revenue  generating  capital  improvements for the three months ended March 31, 2007 as follows:

                                                            For the three months ended March 31,
                                                            (in thousands, except per unit data)

                                                           2007                                           2006
                           -----------------------------------------------------------------     ----------------------
                                                       Non-                   Total                     Total
                           Recurring       Per    Recurring      Per        Capital      Per          Capital      Per
                              Cap Ex   Unit(a)       Cap Ex  Unit(a)   Improvements  Unit(a)     Improvements  Unit(a)
                              ------   -------       ------  -------   ------------  -------     ------------  -------
New buildings                 $    -      $  -       $  410      $11        $   410     $ 11          $ 1,430     $ 42
Major building improvements    1,189        31        1,400       38          2,589       69            4,193      124
Roof replacements                222         6            -        -            222        6              749       22
Site improvements                399        11          641       17          1,040       28              944       28
Apartment upgrades             1,216        33        2,492       67          3,708      100            3,761      112
Appliances                       882        24            -        -            882       24              942       28
Carpeting/flooring             2,284        62            4        -          2,288       62            1,996       59
HVAC/mechanicals                 640        17        1,359       37          1,999       54            2,850       85
Miscellaneous                    223         6          707       19            930       25              816       24
                              ------      ----       ------     ----        -------     ----          -------     ----
Totals                        $7,055      $190       $7,013     $189        $14,068     $379          $17,681     $524
                              ======      ====       ======     ====        =======     ====          =======     ====

(a)  Calculated  using the weighted  average  number of units  owned,  including
     33,683 core units,  2006  acquisition  units of 3,067 and 2007  acquisition units of 380 for the three  months  ended March 31,  2007;  and 33,683 core units for the three months ended March 31, 2006.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                                               For the three months ended March 31,
                                                               (in thousands, except per unit data)

                                                          2007                                            2006
                             ----------------------------------------------------------------     ----------------------
                                                        Non-                   Total                    Total
                             Recurring       Per   Recurring      Per        Capital      Per          Capital       Per
                                Cap Ex   Unit(b)      Cap Ex  Unit(b)   Improvements  Unit(b)     Improvements   Unit(b)
                                ------   -------      ------  -------   ------------  -------     ------------   -------
Core Communities                $6,439      $190      $6,399     $190        $12,838     $381          $17,681      $524
2007 Acquisition Communities        33        87           -        -             33       87                -         -
2006 Acquisition Communities       583       190         614      200          1,197      390                -         -
                                ------      ----      ------     ----        -------     ----          -------      ----
Sub-total                        7,055       190       7,013      189         14,068      379           17,681       524
2007 Disposed Communities            -         -           -        -              -        -                -         -
2006 Disposed Communities            -         -           -        -              -        -            2,705       279
Corporate office
  expenditures(1)                    -         -           -        -          1,034        -            1,070         -
                                ------      ----      ------     ----        -------     ----          -------      ----
Totals                          $7,055      $190      $7,013     $189        $15,102     $379          $21,456      $470
                                ======      ====      ======     ====        =======     ====          =======      ====

(1)  No distinction is made between recurring and non-recurring expenditures for
     corporate  office.   Corporate  office  expenditures  includes  principally
     computer hardware, software and office furniture and fixtures.

(b)  Calculated  using the weighted  average  number of units  owned,  including
     33,683 core units,  2006  acquisition  units of 3,067 and 2007  acquisition units of 380 for the three  months  ended March 31,  2007;  and 33,683 core units and 2006 disposed units of 9,705 for the three months ended March 31,
     2006.

Results of Operations
---------------------

Summary of Core Properties
--------------------------

The Company had 113  apartment  communities  with 33,683  units which were owned during the three months being presented (the "Core Properties"). The Company has acquired/developed  an  additional  13  apartment  communities  with 4,477 units during 2007 and 2006 (the "Acquisition Communities"). The Company disposed of 39 apartment  communities  with a total of  9,705  units  during  2006  (the  "2006
Disposition  Communities").  The results of these disposed  properties have been classified as  discontinued  operations and are not included in the table below.
The  inclusion  of the  Acquisition  Communities  generally  accounted  for  the significant  changes in  operating  results for the three months ended March 31,
2007. In addition,  the reported income from  operations  include the results of one investment  where the Company is the managing  general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                            Three Months
                                            ------------
                                 2007          2006        $ Change    % Change
                                 ----          ----        --------    --------
Rent                         $102,958      $100,690        $  2,268        2.3%
Utility recovery revenue        5,534         1,821           3,713      203.9%
                             --------      --------        --------        ---
Rent including recoveries     108,492       102,511           5,981        5.8%
Property other income           4,455         4,239             216        5.1%
                             --------      --------        --------        ---
Total revenue                 112,947       106,750           6,197        5.8%
Operating and maintenance     (49,965)      (50,385)            420        0.8%
                             --------      --------        --------        ---
Net operating income         $ 62,982      $ 56,365        $  6,617       11.7%
                             ========      ========        ========       ====

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                            Three Months
                                            ------------
                                  2007          2006        $ Change   % Change
                                  ----          ----        --------   --------
Rent                          $115,738      $102,102        $ 13,636      13.4%
Utility recovery revenue         5,958         1,824           4,134     226.6%
                              --------      --------        --------      ----
Rent including recoveries      121,696       103,926          17,770      17.1%
Property other income            4,828         4,255             573      13.5%
                              --------      --------        --------      ----
Total revenue                  126,524       108,181          18,343      17.0%
Operating and maintenance      (55,862)      (51,804)         (4,058)     (7.8)%
                              --------      --------        --------      ----
Net operating income          $ 70,662      $ 56,377        $ 14,285      25.3%
                              ========      ========        ========      ====

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

Comparison of three months ended March 31, 2007 to the same period in 2006
--------------------------------------------------------------------------

Of the  $17,770  increase  in rental  income  including  recoveries,  $11,789 is
attributable  to  the  Acquired  Communities;   and  $5,981  is  from  the  Core
Properties,  as the result of an  increase of 6.2% in  weighted  average  rental rates  (including  utility  reimbursements),  partially  offset by a decrease in occupancy  from 94.7% to 94.4%.  Occupancy is defined as total  possible  rental income, net of vacancy,  as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Included in the Core increase is $3,713 which represents  increased  utility recovery charges compared to 2006 attributable to the Company's water & sewer and heat & electric  recovery  programs,  which were initiated  in the  second  quarter of 2005 and are being  phased in through  the second quarter of 2007.

The remaining  property other income,  which  consists  primarily of income from operation of laundry facilities,  late charges,  administrative fees, garage and carport charges, revenue from corporate apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $573. Of this increase, $357 is  attributable  to the  Acquired  Communities  and a  $216  increase  in  Core
Properties  resulting  from  increased  emphasis on charging late fees and early termination fees and an increase in damages charged compared to 2006.

Interest income  increased  $1,116 due to a higher level of invested excess cash on hand  available  from sale  proceeds  of the 2006  Disposed  Communities  and proceeds from exchangeable  senior notes awaiting  reinvestment into replacement property.

Other income,  which primarily reflects management and other real estate service fees recognized by the Company, increased by $258. This is primarily due to post closing  consultation  fees earned in connection  with fourth  quarter  property dispositions of $667,  partially  offset by a reduction in management fee income of $312  resulting  from the  acquisition  of Mount Vernon  Square at the end of
2006, which was previously being managed by the Company.

Of the  $4,058  increase  in  operating  and  maintenance  expenses,  $4,837  is attributable to the Acquired  Communities,  partially  offset by a $359 decrease attributable to the  consolidation of the VIE reflecting a one-time property tax adjustment that occurred in the 2006 quarter.  The balance, a $420 decrease,  is attributable to the Core Properties and is primarily due to decreases in repairs
& maintenance, property insurance and natural gas heating costs partially offset by  increases  in water & sewer,  personnel  costs  and snow  removal  expenses.
Repairs &  maintenance  is down $508 or 9.2% over the prior  year  period due in part to two large  properties  that  were  acquired  in late 2005 that  required significant work in the early part of 2006 to bring them up to Company standards that was not repeated in the 2007 quarter. Property insurance decreased $351, or
16.8% due to lower losses being projected using actuarial  assumptions partially offset by increases in the general  liability  insurance  premiums.  Natural gas heating  costs were down $349 or 3.5% from a year ago,  resulting  from a warmer
January  than  normal in  addition  to savings  realized  from the  conservation measures  implemented  during  2006.  The decrease was also the result of having fixed  contracts  for our natural gas usage at a cost lower than last year.  For the first  quarter 2007 we had fixed  contracts for 95% of our natural gas usage at a  weighted  average  cost of $9.42  per  decatherm.  The cost for the  first quarter  2006  heating  season  was $9.65 per  decatherm,  or 2.4%  higher  than experienced  this year. Water & sewer costs were up $236 or 8.2% from a year ago due to general costs increases being assessed by local municipalities;  however, the water & sewer  recovery  program,  which  became  fully phased in during the second  quarter of 2006,  enables  the Company to  recapture  much of these cost increases from our residents.  Personnel costs are up $883 or 8.9%. The increase
was  due  in  part  to  unfavorable  workers   compensation   insurance  reserve
adjustments  in the 2007 quarter  compared to favorable  adjustments in the 2006 quarter  contributing  to  a  $596  increase  between  periods.  Before  reserve adjustments,  personnel costs were up only 4.3%. Snow removal costs were up $120 or 25.8%.  The first  quarter 2007  produced  normal to above  normal  snowfalls compared to below normal snowfalls in 2006.

General  and  administrative  expense  increased  in 2007 by $479.  General  and administrative  expenses as a percentage of total revenues were 4.3% for 2007 as compared to 3.9% for 2006. Incentive bonus and stock-based compensation expenses were up $349 in 2007 as compared to 2006,  which are driven by the  increases in the Company's  operating and share price  performance as compared to prior year.
The ramp-up of the  development  department  accounted  for $89 of the increase.
This is partially offset by an $82 or 17.4% reduction in external costs incurred for  auditing,  tax and  consultation  expense,  including  costs to comply with
Section 404 of Sarbanes-Oxley.

Interest  expense  increased by $3,225 in 2007 primarily as a result of interest expense on the exchangeable  senior notes as well as new debt on the Acquisition
Communities,  partially offset by lower interest  incurred on the line of credit which is a direct result of lower borrowing  levels in the first quarter of 2007 as compared to 2006.

Depreciation and amortization  expense  increased $4,894 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in  discontinued  operations  for the three months ended March 31, 2007 are the  residual  operating  results,  net of  minority  interest,  of the 2006
Disposition   Communities   that  were  sold  in  December  2006.   Included  in
discontinued  operations  for the three  months  ended  March  31,  2006 are the
operating  results,   net  of  minority   interest,   of  the  2006  Disposition
Communities.  For  purposes of the  discontinued  operations  presentation,  the
Company only includes  interest expense and losses from early  extinguishment of debt associated with specific  mortgage  indebtedness of the properties that are sold or held for sale.

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

Management  believes  that in order to facilitate a clear  understanding  of the combined historical  operating results of the Company,  FFO should be considered in  conjunction  with net  income as  presented  in the  consolidated  financial statements  included  elsewhere  herein.  Management  believes that by excluding gains or losses  related to  dispositions  of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating  performance of a company's real estate between periods or as compared to different  companies.  FFO does not represent cash generated from operating  activities in accordance with GAAP and is not necessarily  indicative of cash available to fund cash needs. FFO does not include the cost incurred for capital improvements  (including  capitalized interest) reflected as an increase to real estate  assets.  The  Company's  total capital  improvements  include an annual reserve for anticipated  recurring,  non-revenue  generating  capitalized costs  of $760  and $525 per  apartment  unit for 2007 and  2006,  respectively.
Please  refer to the "Capital  Improvements"  section  above.  FFO should not be considered  as an  alternative  to net income as an  indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders  for the three months  ended March 31, 2007 and 2006 are  presented below (in thousands):

                                                                  Three Months
                                                                  ------------
                                                              2007          2006
                                                              ----          ----
Net income available to common shareholders               $  5,078      $  4,138
Real property depreciation and amortization                 27,075        24,498
Minority interest                                            2,070           692
Minority interest - income from discontinued operations         30         1,515
Loss on disposition of discontinued operations                 133             -
                                                          --------       -------
FFO - Basic as defined above                                34,386        30,843
Convertible preferred dividends (2)                              -             -
                                                          --------       -------
FFO - Diluted                                             $ 34,386       $30,843
                                                          ========       =======
Weighted average common shares/units outstanding (1):
     - Basic                                              46,582.5      47,912.2
                                                          ========      ========
     - Diluted (2)                                        47,356.5      48,472.5
                                                          ========      ========

(1)  The calculation assumes the conversion of dilutive common stock equivalents including  convertible  preferred  stock and the  conversion  of all UPREIT
     Units to common shares.

(2)  There was no  convertible  preferred  stock  outstanding  during  the three months ended March 31, 2007 and 2006.

All REITs may not be using the same definition for FFO.  Accordingly,  the above presentation  may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants
---------

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to maintain certain financial ratios and  measurements.  The Company was in  compliance  with these  financial  covenants  for the period ended March 31,
2007.  The line of credit has not been used for  long-term  financing but adds a certain amount of flexibility,  especially in meeting the Company's  acquisition goals.  Many times it is easier to  temporarily  finance an acquisition or stock repurchases  by short-term  use of the line of credit,  with  long-term  secured
financing  or  other  sources  of  capital   replenishing  the  line  of  credit
availability.

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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different  times.  Starting in 2001 and continuing into 2004 many regions of the United States had  experienced  varying degrees of economic  recession  and  certain  recessionary  trends,  such  as  a  temporary reduction  in  occupancy  and  reduced  pricing  power  limiting  the ability to aggressively  raise  rents.  Starting in the second half on 2004 and  continuing into 2007,  we have seen a reversal of these  recessionary  trends.  In light of this, we will continue to review our business strategy; however, we believe that given our property type and the geographic  regions in which we are located,  we do not anticipate  any changes in our strategy or material  effects on financial performance.

Declaration of Dividend
-----------------------

On May 1, 2007, the Board of Directors approved a dividend of $0.65 per share on the  Company's  common stock for the quarter  ended March 31, 2007.  This is the equivalent of an annual distribution of $2.60 per share. The dividend is payable
May 24, 2007 to shareholders of record on May 14, 2007.

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

Recent Accounting Pronouncements
--------------------------------

On January 1, 2007, the Company adopted FASB  Interpretation  No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 addresses the recognition and measurement of assets and  liabilities  associated  with tax positions  taken or expected  to be taken in a tax  return.  The  Company  reviewed  its current tax positions for any potential uncertain tax positions that would qualify under FIN
48.  The  adoption  of FIN 48 did not have a  material  impact on the  Company's
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
Management  is  currently  evaluating  the impact that SFAS 157 will have on the
Company's results of operations, financial position or liquidity.

In  February  2007,  the FASB issued  SFAS No.  159,  The Fair Value  Option for
Financial  Assets and  Financial  Liabilities  Including  an  Amendment  of FASB
Statement No. 115 ("SFAS 159").  SFAS 159 is effective for financial  statements issued for fiscal years  beginning  after  November  15,  2007.  Under SFAS 159, entities are now  permitted to measure many  financial  instruments  and certain other assets and liabilities at fair value on an instrument-by-instrument  basis under a fair value option  granted in SFAS 159.  Excluded from the scope of SFAS
159 are real estate  assets and  interests  in VIE's.  Management  is  currently evaluating  the impact,  if any; this  pronouncement  will have on the Company's results of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's  primary  market risk exposure is interest rate risk. At March 31,
2007 and December 31,  2006,  approximately  94% and 99%,  respectively,  of the
Company's debt bore interest at fixed rates.  At March 31, 2007 and December 31,
2006, approximately 85% and 89%, respectively, of the Company's debt was secured
and  bore  interest  at  fixed  rates  with  a  weighted   average  maturity  of
approximately  6 years and a weighted  average  interest  rate of  approximately
5.77%,   for  both   periods,   including  the  $27  million  and  $28  million,
respectively,  of secured  debt  which has been  swapped  to a fixed  rate.  The remainder of the Company's  secured debt bears interest at variable rates with a weighted average maturity of approximately 20 and 21 years, respectively,  and a weighted  average interest rate of 4.89% and 4.95%,  respectively,  at March 31,
2007 and December 31, 2006. The Company does not intend to utilize a significant amount of permanent  variable rate debt to acquire  properties in the future. On occasion,  the Company may use its line of credit in connection  with a property acquisition or stock repurchase with the intention to refinance at a later date.
The Company  believes,  however,  that in no event would  increases  in interest
expense  as  a  result  of   inflation   significantly   impact  the   Company's
distributable cash flow.

At March 31, 2007 and December 31, 2006,  the interest  rate risk on $27 million and $28 million,  respectively,  of such variable  rate debt has been  mitigated through  the use of  interest  rate swap  agreements  (the  "Swaps")  with major financial  institutions.  The  Company is exposed to credit risk in the event of non-performance  by the  counter-parties  to the Swaps.  The Company believes it mitigates  its credit  risk by entering  into these  Swaps with major  financial institutions. The Swaps effectively convert the variable rate mortgages to fixed rates of 5.35%, 5.39%, 8.22% and 8.40%.

At March 31, 2007 and December 31, 2006,  the fair value of the Company's  fixed and  variable  rate  secured  debt,  including  the $27 million and $28 million, respectively,  which was  swapped to a fixed rate,  amounted  to a liability  of
$1.91 billion and $1.93 billion,  respectively,  compared to its carrying amount of $1.90 billion and $1.92 billion,  respectively.  The Company estimates that a
100 basis point  increase in market  interest rates at March 31, 2007 would have changed the fair value of the Company's  fixed and variable rate secured debt to a liability of $1.83 billion.

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
As of March 31, 2007, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of
March 31, 2007, the effectiveness of the disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e)  under the Securities  Exchange Act of
1934, as amended (the "Exchange  Act")) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ended December 31, 2007 that has materially affected,  or is reasonably  likely to materially  affect,  the Company's  internal  control over financial  reporting.  The Company has not identified any material weaknesses in its internal controls.

                              HOME PROPERTIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
---------------------

Refer to the Risk Factors  disclosure  in the  Company's  Form 10-K for the year ended  December  31,  2006.  There have been no  material  changes in these risk factors  during the three  months  ended  March 31, 2007 and through the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED
--------------------------------------------------------------------------------
     SECURITIES
     ----------

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT  Units  ("Company  Program").  The  shares/units  may be  repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's  action does not  establish a specific  target stock  price  or  a  specific  timetable  for  share  repurchase.  In  addition, participants  in the  Company's  Stock  Benefit Plan can use common stock of the
Company  that they  already  own to pay all or a portion of the  exercise  price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event,  the common  stock used to pay the  exercise  price and tax withholding is returned to authorized but unissued  status,  and for purposes of this table is deemed to have been  repurchased  by the Company.  At December 31,
2006, the Company had  authorization  to repurchase  2,606,448  shares of common stock and UPREIT Units under the stock  repurchase  program.  During  2007,  the
Company repurchased 109,000 shares at a cost of $5,996,199.  The following table summarizes  the total number of  shares/units  repurchased by the Company during the three months ended March 31, 2007:

                                                                                    Maximum
                                 Total      Average    Total shares/units      shares/units
                          shares/units    price per  purchased as part of   available under
Period                    purchased(1)   share/unit       Company Program   Company Program
------                    ------------   ----------       ---------------   ---------------
Balance January 1, 2007:                                                          2,606,448
January 2007                         -            -                     -         2,606,448
February 2007                        -            -                     -         2,606,448
March 2007                     113,372       $55.11               109,000         2,497,448
      ----                     -------       ------               -------         ---------
Total First Quarter 2007       113,372       $55.11               109,000         2,497,448
                               =======       ======               =======         =========

(1)  During the three  months  ended March 31,  2007,  and as  permitted  by the
     Company's stock option plans, 4,372 shares of common stock already owned by option  holders  were  used by  those  holders  to pay the  exercise  price associated  with their option  exercise and tax  withholding.  These shares were returned to the status of authorized but unissued shares.

ITEM 6.  EXHIBITS
-------  --------

Exhibit 10.1      Amendments Nos. Eighty-Eight and Eighty-Nine to the Second
                  Amended and Restated Limited Partnership Agreement*
Exhibit 31.1      Section 302 Certification of Chief Executive Officer*
Exhibit 31.2      Section 302 Certification of Chief Financial Officer*
Exhibit 32.1      Section 906 Certification of Chief Executive Officer**
Exhibit 32.2      Section 906 Certification of Chief Financial Officer**

  *Filed herewith
**Furnished herewith

                                   SIGNATURES
                                   ----------

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                           HOME PROPERTIES, INC.
                           (Registrant)

                           Date:    May 8, 2007

                           By:      /s/ Edward J. Pettinella
                                    -------------------------------------
                                    Edward J. Pettinella
                                    President and Chief Executive Officer

                           Date:    May 8, 2007

                           By:      /s/ David P. Gardner
                                    -------------------------------------
                                    David P. Gardner
                                    Executive Vice President and
                                    Chief Financial Officer