Form 10-Q
period 2007-06-30
HOME PROPERTIES INC
filed 2007-08-09
CIK 923118

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 1-13136

--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------

                                 (585) 546-4900
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

                                 Yes X No _____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

  Large accelerated filer X Accelerated filer _____ Non-accelerated filer _____

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).

                                Yes _____ No __X_

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

 Common Stock                                       Outstanding at July 31, 2007
$.01 par value                                               33,565,557

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)
                                                                               4
          Consolidated Balance Sheets -
              June 30, 2007 and December 31, 2006
                                                                               5
          Consolidated Statements of Operations -
              Three months ended June 30, 2007 and 2006
                                                                               6
          Consolidated Statements of Operations -
              Six months ended June 30, 2007 and 2006
                                                                               7
          Consolidated Statement of Stockholders' Equity
              and Comprehensive Income -
              Six months ended June 30, 2007
                                                                               8
          Consolidated Statements of Cash Flow -
              Six months ended June 30, 2007 and 2006

          Notes to Consolidated Financial Statements                        9-16

 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          17-28

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          29

 Item 4.  Controls and Procedures                                             30

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors                                                        31

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         31

 Item 4.  Submission of Matter to a Vote of Security Holders                  32

 Item 6.  Exhibits                                                            32

          Signatures                                                          33

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              HOME PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2007 AND DECEMBER 31, 2006
             (Dollars in thousands, except share and per share data)
                                                                  2007          2006
                                                                  ----          ----
                                                           (Unaudited)      (Note 1)
ASSETS
Real estate:
  Land                                                       $ 518,298     $ 493,017
  Construction in progress, including land                      51,950         1,409
  Buildings, improvements and equipment                      3,114,789     2,957,336
                                                           -----------   -----------
                                                             3,685,037     3,451,762
  Less:  accumulated depreciation                             (504,327)     (450,129)
                                                           -----------   -----------
               Real estate, net                              3,180,710     3,001,633

Cash and cash equivalents                                        5,350       118,212
Cash in escrows                                                 32,723        74,069
Accounts receivable                                             10,802         9,287
Prepaid expenses                                                11,250        15,059
Deferred charges                                                13,003        13,619
Other assets                                                     5,847         8,539
                                                           -----------   -----------
               Total assets                                $ 3,259,685   $ 3,240,418
                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                     $ 1,963,368   $ 1,924,313
Exchangeable senior notes                                      200,000       200,000
Line of credit                                                  39,000             -
Accounts payable                                                18,346        20,797
Accrued interest payable                                        10,815        10,473
Accrued expenses and other liabilities                          24,689        24,697
Security deposits                                               23,555        21,979
                                                           -----------   -----------
               Total liabilities                             2,279,773     2,202,259
                                                           -----------   -----------
Commitments and contingencies
Minority interest                                              281,585       282,542
                                                           -----------   -----------
Stockholders' equity:
     Cumulative redeemable preferred stock,
       $.01 par value; 2,400,000 shares issued and
       outstanding at December 31, 2006                              -        60,000
     Common stock, $.01 par value; 80,000,000
       shares authorized; 33,528,222 and
       33,103,247 shares issued and
       outstanding at June 30, 2007 and
       December 31, 2006, respectively                             335           331
     Excess stock, $.01 par value; 10,000,000 shares
       authorized; no shares issued or outstanding                   -             -
    Additional paid-in capital                                 884,459       852,036
    Accumulated other comprehensive income                           -           171
    Distributions in excess of accumulated earnings           (186,467)     (156,921)
                                                           -----------   -----------
               Total stockholders' equity                      698,327       755,617
                                                           -----------   -----------
               Total liabilities and stockholders' equity  $ 3,259,685   $ 3,240,418
                                                           ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
       (Unaudited, dollars in thousands, except share and per share data)

                                                     2007          2006
                                                     ----          ----
Revenues:
Rental income                                   $ 119,884     $ 103,879
Property other income                               9,796         6,698
Interest income                                        83           119
Other income                                           58           504
                                                ---------     ---------
        Total revenues                            129,821       111,200
                                                ---------     ---------

Expenses:
Operating and maintenance                          52,668        43,610
General and administrative                          5,953         6,057
Interest                                           30,716        26,432
Depreciation and amortization                      28,365        23,227
                                                ---------     ---------
        Total expenses                            117,702        99,326
                                                ---------     ---------
Income from operations                             12,119        11,874
Minority interest in operating partnerships        (3,480)       (3,271)
                                                ---------     ---------
Income from continuing operations                   8,639         8,603
                                                ---------     ---------
Discontinued operations:
  Income from operations, net of $72 and
     $625 in 2007 and 2006, respectively,
     allocated to minority interest                   178         1,389
  Gain (loss) on disposition of property,
     net of ($46) and $1,064 in 2007 and
     2006, respectively,
     allocated to minority interest                  (115)        2,361
                                                ---------     ---------
Discontinued operations                                63         3,750
                                                ---------     ---------
Net income                                          8,702        12,353
Preferred dividends                                     -        (1,350)
                                                ---------     ---------
Net income available to common shareholders     $   8,702     $  11,003
                                                =========     =========

Basic earnings per share data:
   Income from continuing operations             $   0.26      $   0.22
   Discontinued operations                              -          0.11
                                                ---------     ---------
Net income available to common shareholders      $   0.26      $   0.33
                                                =========     =========
Diluted earnings per share data:
   Income from continuing operations             $   0.26      $   0.22
   Discontinued operations                              -          0.11
                                                ---------     ---------
Net income available to common shareholders      $   0.26      $   0.33
                                                =========     =========
Weighted average number of shares outstanding:
   Basic                                       33,255,898    32,936,880
                                               ==========    ==========
   Diluted                                     33,985,283    33,598,725
                                               ==========    ==========

Dividends declared per share                     $   0.65      $   0.64
                                                =========     =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
       (Unaudited, dollars in thousands, except share and per share data)

                                                      2007           2006
                                                      ----           ----
Revenues:
Rental income                                   $  235,622     $  205,981
Property other income                               20,582         12,777
Interest income                                      1,290            210
Other income                                           833          1,021
                                                ----------     ----------
        Total revenues                             258,327        219,989
                                                ----------     ----------
Expenses:
Operating and maintenance                          108,530         95,414
General and administrative                          11,471         11,096
Interest                                            59,845         52,336
Depreciation and amortization                       55,962         45,930
                                                ----------     ----------
        Total expenses                             235,808        204,776
                                                ----------     ----------
Income from operations                              22,519         15,213
Minority interest in operating partnerships         (5,550)        (3,963)
                                                ----------     ----------
Income from continuing operations                   16,969         11,250
                                                ----------     ----------
Discontinued operations:
  Income from operations, net of $102 and
     $2,140 in 2007 and 2006, respectively,
     allocated to minority interest                    251          4,230
  Gain (loss) on disposition of property,
     net of ($100) and $1,064 in
     2007 and 2006, respectively,
     allocated to minority interest                   (248)         2,361
                                                ----------     ----------
Discontinued operations                                  3          6,591
                                                ----------     ----------
Net income                                          16,972         17,841
Preferred dividends                                 (1,290)        (2,700)
Preferred stock issuance costs write-off            (1,902)             -
                                                ----------     ----------
Net income available to common shareholders     $   13,780     $   15,141
                                                ==========     ==========

Basic earnings per share data:
   Income from continuing operations             $    0.42      $    0.27
   Discontinued operations                               -           0.20
                                                ----------     ----------
Net income available to common shareholders      $    0.42      $    0.47
                                                ==========     ==========
Diluted earnings per share data:
   Income from continuing operations             $    0.41      $    0.26
   Discontinued operations                               -           0.20
                                                ----------     ----------
Net income available to common shareholders      $    0.41      $    0.46
                                                ==========     ==========
Weighted average number of shares outstanding:
   Basic                                        33,161,446     32,101,587
                                                ==========     ==========
   Diluted                                      33,958,962     32,722,174
                                                ==========     ==========

Dividends declared per share                     $    1.30      $    1.28
                                                ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOME PROPERTIES, INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2007
       (Unaudited, dollars in thousands, except share and per share data)

                                           Preferred                                       Distributions     Accumulated
                                            Stock at         Common Stock     Additional    in Excess of           Other
                                         Liquidation         ------------        Paid-In     Accumulated   Comprehensive
                                          Preference      Shares      Amount     Capital        Earnings          Income     Totals
                                          ----------      ------      ------     -------        --------          ------     ------
Balance, December 31, 2006                   $60,000  33,103,247       $ 331    $852,036       $(156,921)           $171   $755,617
Comprehensive income:
  Net income                                       -           -           -           -          16,972               -     16,972
  Change in fair value of hedge
   instruments, net of minority interest           -           -           -           -               -            (171)      (171)
      Comprehensive income                                                                                                   16,801
Issuance of common stock, net                      -     178,784           2       7,654               -               -      7,656
Repurchase of common stock                         -    (135,091)         (1)     (7,578)              -               -     (7,579)
Redemption of preferred stock                (60,000)          -           -       1,902          (1,902)              -    (60,000)
Conversion of UPREIT Units for stock               -     381,282           3      21,611               -               -     21,614
Adjustment of minority interest                    -           -           -       8,834               -               -      8,834
Preferred dividends                                -           -           -           -          (1,290)              -     (1,290)
Dividends paid ($1.30 per share)                   -           -           -           -         (43,326)              -    (43,326)
                                              ------  ----------        ----    --------       ---------             ---    --------
Balance, June 30, 2007                       $     -  33,528,222        $335    $884,459       $(186,467)           $  -   $698,327
                                             =======  ==========        ====    ========       =========            ====   ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                              HOME PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                        (Unaudited, dollars in thousands)
                                                                                        2007             2006
                                                                                        ----             ----
Cash flows from operating activities:
Net income                                                                           $16,972           $17,841
                                                                                    --------           -------
Adjustments to reconcile net income to net cash provided by operating activities:
   Income allocated to minority interest                                               5,552             7,167
   Depreciation and amortization                                                      55,877            51,144
   Loss (gain) on disposition of property from discontinued operations                   348            (3,425)
   Issuance of restricted stock, compensation cost of stock options and deferred
     compensation                                                                      2,456             2,287
   Changes in assets and liabilities:
        Cash held in escrows                                                             380                17
        Other assets                                                                   4,996             8,093
        Accounts payable and accrued liabilities                                      (6,058)             (375)
                                                                                    --------           -------
Total adjustments                                                                     63,551            64,908
                                                                                    --------           -------
          Net cash provided by operating activities                                   80,523            82,749
                                                                                    --------           -------
Cash flows from investing activities:
   Purchase of properties and other assets, net                                     (144,163)          (20,164)
   Additions to properties                                                           (39,356)          (50,825)
   Proceeds (loss) from sale of properties                                              (348)          235,145
   Withdrawals from (additions to) funds held in escrow, net                          40,636           (40,309)
                                                                                    --------           -------
          Net cash provided by (used in) investing activities                       (143,231)          123,847
                                                                                    --------           -------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                             5,200            13,806
   Repurchase of Series F preferred stock                                            (60,000)                -
   Repurchase of common stock                                                         (7,579)          (86,356)
   Proceeds from mortgage notes payable                                              100,515           122,980
   Payments of mortgage notes payable                                                (65,051)         (155,515)
   Proceeds from line of credit                                                      166,500           210,800
   Payments on line of credit                                                       (127,500)         (245,800)
   Payments of deferred loan costs                                                      (878)           (1,369)
   Withdrawals from cash escrows, net                                                    366               193
   Dividends and distributions paid                                                  (61,727)          (63,546)
                                                                                    --------           -------
          Net cash used in financing activities                                      (50,154)         (204,807)
                                                                                    --------           -------
          Net increase (decrease) in cash and cash equivalents                      (112,862)            1,789
Cash and cash equivalents:
   Beginning of year                                                                 118,212             5,391
   End of period                                                                    $  5,350           $ 7,180
                                                                                    ========           =======

Supplemental disclosure of non-cash operating, investing and financing activities:
   Mortgage loans assumed associated with property acquisitions                      $ 3,742           $13,151
   Issuance of UPREIT Units associated with property and other acquisitions           27,475                 -
   Increase in real estate associated with the exchange of UPREIT Units               13,611            99,559
   Exchange of UPREIT Units for common shares                                          8,003            59,173
   Additions to properties included in accounts payable                                4,058                 -
   Fair value of hedge instruments                                                      (206)              357
   Preferred stock issuance costs write-off                                            1,902                 -

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

2.   Organization and Basis of Presentation

Organization

The  Company  was formed in  November  1993,  as a Maryland  corporation  and is engaged primarily in the ownership, management, acquisition,  rehabilitation and development of residential  apartment communities primarily in select Northeast,
Mid-Atlantic  and Southeast  Florida  regions of the United States.  The Company
conducts  its  business   through  Home   Properties,   L.P.   (the   "Operating
Partnership"),  a New York limited partnership. As of June 30, 2007, the Company operated 130 apartment  communities with 39,671  apartments.  Of this total, the
Company  owned 127  communities,  consisting  of 38,209  apartments,  managed as general partner one partnership  that owned 868 apartments,  and fee managed two communities, consisting of 594 apartments, for third parties.

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

Basis of Presentation

The accompanying  consolidated  financial statements include the accounts of the
Company and its 71.6%  (71.4% at December 31,  2006)  interest in the  Operating
Partnership.  Such interest has been calculated as the percentage of outstanding common  shares  divided by the total  outstanding  common  shares and  Operating
Partnership  Units ("UPREIT Units")  outstanding.  The remaining 28.4% (28.6% at
December  31,  2006) is  reflected  as Minority  Interest in these  consolidated financial  statements.  The Company owns a 1.0% general partner  interest in the
Operating  Partnership  and the  remainder of its interest as a limited  partner indirectly  through its wholly owned  subsidiary,  Home Properties I, LLC, which owns 100% of the limited partner,  Home Properties Trust.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified
REIT  subsidiary  ("QRS") and owns the  Company's  share of the limited  partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing
Partnership"),  which beneficially own certain apartment communities  encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.
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
Management is currently  evaluating the impact,  if any, that SFAS 157 will have on the Company's results of operations, financial position or liquidity.

In  February  2007,  the FASB issued  SFAS No.  159,  The Fair Value  Option for
Financial  Assets and  Financial  Liabilities  Including  an  Amendment  of FASB
Statement No. 115 ("SFAS 159").  SFAS 159 is effective for financial  statements issued for fiscal years  beginning  after  November  15,  2007.  Under SFAS 159, entities are now  permitted to measure many  financial  instruments  and certain other assets and liabilities at fair value on an instrument-by-instrument  basis under a fair value option  granted in SFAS 159.  Excluded from the scope of SFAS
159 are real estate  assets and  interests  in VIE's.  Management  is  currently evaluating  the impact,  if any, this  pronouncement  will have on the Company's
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

The reconciliation of the basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 follows:

                                                                 Three Months                 Six Months
                                                                 ------------                 ----------
                                                              2007           2006         2007          2006
                                                              ----           ----         ----          ----
Income from continuing operations                       $    8,639     $    8,603   $   16,969    $   11,250
Less: Preferred dividends                                        -         (1,350)      (1,290)       (2,700)
Less: Preferred stock issuance costs write-off                   -              -       (1,902)            -
                                                        ----------     ----------   ----------    ----------
Basic and Diluted - Income from continuing operations
   applicable to common shareholders                         8,639          7,253       13,777         8,550
Discontinued operations                                         63          3,750            3         6,591
                                                        ----------     ----------   ----------    ----------
Net income available to common shareholders             $    8,702     $   11,003   $   13,780    $   15,141
                                                        ==========     ==========   ==========    ==========

Basic weighted average number of shares outstanding     33,255,898     32,936,880   33,161,446    32,101,587
Effect of dilutive stock options                           586,098        598,898      650,830       556,685
Effect of phantom and restricted shares                    143,287         62,947      146,686        63,902
                                                        ----------     ----------   ----------    ----------
Diluted weighted average number of shares outstanding   33,985,283     33,598,725   33,958,962    32,722,174
                                                        ==========     ==========   ==========    ==========

Basic earnings per share data:
   Income from continuing operations                       $  0.26        $  0.22      $  0.42       $  0.27
   Discontinued operations                                       -           0.11            -          0.20
                                                           -------        -------      -------       -------
Net income available to common shareholders                $  0.26        $  0.33      $  0.42       $  0.47
                                                           =======        =======      =======       =======

Diluted earnings per share data:
   Income from continuing operations                       $  0.26        $  0.22      $  0.41       $  0.26
   Discontinued operations                                       -           0.11            -          0.20
                                                           -------        -------      -------       -------
Net income available to common shareholders                $  0.26        $  0.33      $  0.41       $  0.46
                                                           =======        =======      =======       =======

Unexercised  stock options to purchase  shares of the Company's  common stock of
547,515  and  531,930 for the three  months  ended June 30,  2007 and 2006,  and
12,000  and  531,930  for  the  six  months   ended  June  30,  2007  and  2006,
respectively,  were excluded in the  computation  of diluted EPS as the options'
exercise  prices were  greater than the average  market  price of the  Company's stock during each period.

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

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit  guarantee  to its limited  partners  (as  discussed in Note 13). The
Company is responsible  to fund  operating  deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.
The effect on the consolidated  balance sheet as of June 30, 2007 is an increase in "Total assets" of $19,555, an increase in "Total liabilities" of $17,489, and an increase in "Minority  interest" of $2,066. Of the $17,489 increase in "Total liabilities," $16,645 represents non-recourse mortgage debt.

6.   Interest Capitalized

Capitalized   interest   associated  with  communities   under   development  or
rehabilitation  totaled  $895 and $346 for the three  months ended June 30, 2007 and 2006,  and $1,499 and $659 for the six months  ended June 30, 2007 and 2006, respectively.

7.   Line of Credit

As of June 30, 2007, the Company had an unsecured line of credit  agreement with
M&T Bank for $140,000 which expires September 1, 2008. The Company's outstanding balance as of June 30,  2007,  was  $39,000.  Provided  that no event of default under  this  agreement  has  occurred,  the  Company  may  request  on or before
September  1, 2007 that the lender  increase the line of credit to an amount not to exceed $190,000. The Company has had no occurrences of default as of June 30,
2007.  Borrowings  under  the line of credit  bear  interest  at 0.75%  over the one-month  LIBOR  rate of 5.32%  at June 30,  2007.  Accordingly,  increases  in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

8.   Preferred Stock

In March  2002,  the  Company  issued  2,400,000  shares of its  9.00%  Series F
Cumulative  Redeemable  Preferred  Stock ("Series F Preferred  Shares"),  with a
$25.00 liquidation preference per share. This offering generated net proceeds of approximately $58,098. Each Series F Preferred share received an annual dividend equal to 9.00% of the  liquidation  preference per share  (equivalent to a fixed annual amount of $2.25 per share).  The Series F Preferred  Shares were redeemed by the Company on March 26, 2007 at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $390. In accordance with the SEC's clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per
Share for the Redemption or Induced  Conversion of Preferred  Stock, the initial offering costs of $1,902  associated with the issuance of the Series F Preferred
Shares were  written-off  in the first  quarter of 2007,  and are reflected as a reduction of net income available to common stockholders in determining earnings per share for the six months ended June 30, 2007.

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

The  revenues,  net  operating  income  and  assets  for each of the  reportable segments  for the  three  and six  months  ended  June  30,  2007  and  2006 are summarized as follows:

                                                               Three Months                 Six Months
                                                               ------------                 ----------
                                                           2007           2006         2007          2006
                                                           ----           ----         ----          ----
Revenues
Apartments owned
    Core properties                                  $  113,087     $  108,775     $226,034     $ 215,526
    Non-core properties                                  16,593          1,802       30,170         3,232
Reconciling items                                           141            623        2,123         1,231
                                                     ----------     ----------     --------     ---------
Total revenues                                       $  129,821     $  111,200     $258,327     $ 219,989
                                                     ==========     ==========     ========     =========
Net operating income
Apartments owned
    Core properties                                  $   67,296     $   66,133     $130,278      $122,497
    Non-core properties                                   9,716            834       17,396           847
Reconciling items                                           141            623        2,123         1,231
                                                     ----------     ----------     --------     ---------
Net operating income, including reconciling items        77,153         67,590      149,797       124,575
General and administrative expenses                      (5,953)        (6,057)     (11,471)      (11,096)
Interest expense                                        (30,716)       (26,432)     (59,845)      (52,336)
Depreciation and amortization                           (28,365)       (23,227)     (55,962)      (45,930)
Minority interest in operating partnership               (3,480)        (3,271)      (5,550)       (3,963)
                                                     ----------     ----------     --------     ---------
Income from continuing operations                    $    8,639     $    8,603     $ 16,969     $  11,250
                                                     ==========     ==========     ========     =========

Assets - As of June 30, 2007 and December 31, 2006
Apartments owned
    Core properties                                  $2,577,996     $2,580,032
    Non-core properties                                 602,714        421,601
Reconciling items                                        78,975        238,785
                                                     ----------     ----------
Total assets                                         $3,259,685     $3,240,418
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

The Company had four interest  rate swaps that  effectively  converted  variable rate debt to fixed rate debt.  On May 29, 2007,  these  interest rate swaps were terminated and the Company  received a termination  fee of $27. The  accumulated other  comprehensive  income of $84 was reclassified into earnings.  The related variable  rate debt was repaid on June 13,  2007.  For the entire  term of these interest rate swap agreements,  as the critical terms of the interest rate swaps and the  hedged  items are the same,  no  ineffectiveness  was  recorded  in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness.

11.  Acquisitions

On April 30, 2007, the Company acquired Westwoods, a 35 unit apartment community located in Randolph, MA, for $3,995, including closing costs.  Consideration for the purchase was the assumption of an existing  $3,919 fixed rate mortgage at an interest  rate of 5.6%  maturing on June 1, 2034 (fair  market  value of $3,742)
with the balance paid in cash.

12.  Disposition of Property and Discontinued Operations

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

Included in discontinued  operations for the three and six months ended June 30,
2006 are the  operating  results,  net of  minority  interest,  of 39  apartment communities  sold  during the year  ended  December  31,  2006  ("2006  Disposed
Communities").  Included in discontinued operations for the three and six months ended June 30, 2007 are the operating results, net of minority interest,  of the
2006  Disposed  Communities.   For  purposes  of  the  discontinued   operations
presentation,  the Company only includes  interest expense and losses from early extinguishment  of debt  associated with specific  mortgage  indebtedness of the properties that are sold or held for sale.

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, dollars in thousands, except share and per share data)

12.  Disposition of Property and Discontinued Operations (continued)

The operating  results of  discontinued  operations for the three and six months ended June 30, 2007 and 2006 are summarized as follows:

                                                 Three Months            Six Months
                                                 ------------            ----------
                                               2007         2006      2007        2006
                                               ----         ----      ----        ----
Revenues:
   Rental income                              $  49     $ 19,411     $  88    $ 39,383
   Property other income                          3        1,769        44       3,663
                                              -----       ------     -----      ------
     Total revenues                              52       21,180       132      43,046
                                              -----       ------     -----      ------
   Operating and maintenance                   (198)      11,270      (221)     23,823
   Interest expense                               -        5,531         -       8,108
   Depreciation and amortization                  -        2,365         -       4,745
     Total expenses                            (198)      19,166      (221)     36,676
                                              -----       ------     -----      ------
Income from discontinued operations before
  minority interest and loss on
  disposition of property                       250        2,014       353       6,370
Minority interest in operating partnerships     (72)        (625)     (102)     (2,140)
                                              -----       ------     -----      ------
Income from discontinued operations           $ 178       $1,389     $ 251      $4,230
                                              =====       ======     =====      ======

13. Commitments and Contingencies

Contingencies

The Company is not a party to any legal proceedings which are expected to have a material  adverse  effect on the  Company's  liquidity,  financial  position  or results of operations.  The Company is subject to a variety of legal actions for personal  injury  or  property  damage  arising  in the  ordinary  course of its business, most of which are covered by liability and property insurance. Various claims of employment and resident  discrimination are also periodically brought.
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

Guarantees

As of June 30, 2007, the Company, through its general partnership interest in an affordable property limited  partnership,  has guaranteed the Low Income Housing
Tax Credits to limited  partners for a remaining  period of seven years totaling approximately  $3,000.  As of June 30, 2007, there were no known conditions that
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

                              HOME PROPERTIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, dollars in thousands, except share and per share data)

14.  Subsequent Events

On July 12, 2007,  the Company sold Brittany Place  Apartments,  with a total of
591 units, in Greenbelt,  Maryland for $74,102.  A gain on sale of approximately
$21,000  (before the  allocation of minority  interest)  will be recorded in the third quarter related to this sale.

On August 2, 2007, the Board of Directors approved a dividend of $0.65 per share on the Company's  common stock for the quarter ended June 30, 2007.  This is the equivalent of an annual distribution of $2.60 per share. The dividend is payable
August 24, 2007 to shareholders of record on August 13, 2007.

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

Liquidity and Capital Resources

The Company's  principal  liquidity  demands are expected to be distributions to the common  stockholders and holders of UPREIT Units,  capital  improvements and repairs and  maintenance  for the  properties,  acquisition  and  development of additional  properties,  stock repurchases and debt repayments.  The Company may also acquire equity ownership in other public or private  companies that own and
manage  portfolios  of  apartment   communities.   Management   anticipates  the
acquisition of communities of  approximately  $300 million in 2007, $129 million of which were  closed  during the first half of 2007,  although  there can be no assurance that additional acquisitions will actually occur.

The Company intends to meet its short-term  liquidity  requirements  through net cash flows  provided  by  operating  activities  and its  existing  bank line of credit,  described below. The Company  considers its ability to generate cash to be adequate to meet all operating  requirements,  including  availability to pay dividends to its  stockholders  and make  distributions  to its  Unitholders  in accordance  with the  provisions  of the  Internal  Revenue  Code,  as  amended, applicable to REITs.

As of June 30, 2007, the Company had an unsecured line of credit  agreement with
M&T Bank of $140 million which expires September 1, 2008. Provided that no event of default  under this  agreement  has  occurred,  the Company may request on or before  September  1, 2007 that the  lenders  increase  the line of credit to an amount not to exceed $190 million. The Company has had no occurrences of default as of June 30, 2007. The Company's  outstanding balance as of June 30, 2007, was
$39.0 million.  Borrowings  under the line of credit bear interest at 0.75% over the one-month  LIBOR rate of 5.32% at June 30, 2007.  Accordingly,  increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the  extent  that  the  Company  does not  satisfy  its  long-term  liquidity requirements  through net cash flows  provided by operating  activities  and its unsecured  credit  facility,  it intends to satisfy  such  requirements  through property debt financing,  proceeds from the sale of properties,  the issuance of
UPREIT Units,  proceeds from its Dividend  Reinvestment  and Stock Purchase Plan
("DRIP"),  or the issuance of additional debt and equity securities.  As of June
30, 2007, the Company owned 24 properties  with 5,387 apartment units which were unencumbered by debt.

During the first  quarter of 2007,  the Company  repaid debt on two mortgages in the amount of $20.5 million.  The retired debt included a $17.0 million mortgage which bore an interest rate of 8.7% and a  $3.5 million  mortgage with a rate of
6.125%.  During the second  quarter of 2007,  the Company repaid one mortgage of
$4.6 million  which bore an interest  rate of 7.88%.  In  addition,  the Company repaid four loans on a single  property  totaling $27.3 million.  The loans were part of a swap transaction that mitigated credit risk by effectively  converting the variable rate  mortgages to fixed rates. A new  eleven-year  mortgage in the amount of $53.5  million was placed on the property  with interest only payments for the first ten years at a fixed rate of 5.49% and a variable rate thereafter.
Finally,  the Company entered into a new mortgage for a previously  unencumbered property  for $47.0  million  with  interest  only  payments for ten years at an interest rate of 5.61%.

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

During 2006, the Company sold 39  communities  for a total sales price of $495.3
million.   The  Company  was  able  to  sell  these  properties  at  an  average capitalization  rate of 7.6% and reinvest in the  acquisition of properties with more growth potential at an expected first year cap rate of 6.4%. Management has included in its operating  plan that the Company will  strategically  dispose of assets totaling  approximately  $100 million  in 2007, $74 million of which were closed during the first seven months of 2007, although there can be no assurance that additional dispositions will actually occur.

The issuance of UPREIT Units for property acquisitions  continues to be a source of capital for the Company. During the first quarter of 2007, the Company issued
$27.5  million  in  453,311  UPREIT  Units  as  consideration  for two  acquired properties.  During 2006,  the Company  issued $20.4  million in 343,393  UPREIT
Units as consideration for two acquired properties.

The Company's  DRIP provides the  stockholders  of the Company an opportunity to automatically  invest their cash dividends in additional shares of common stock.
In addition,  eligible participants may make monthly payments or other voluntary cash  investments  in shares of common  stock.  The maximum  monthly  investment permitted  without prior Company  approval is currently  $10,000.  In the fourth quarter of 2004,  the Company  began meeting share demand under the DRIP through share  repurchases  by the  transfer  agent in the open market on the  Company's behalf  instead of new share  issuance.  As of December  27,  2006,  the Company switched back to meeting demand by issuing new shares.

Management  monitors the relationship  between the Company's stock price and its estimated  net asset value  ("NAV").  During times when the  difference  between these two values is small, resulting in little "dilution" of NAV by common stock issuances,  the Company  can choose to issue new  shares.  At times when the gap between  NAV and stock price is greater,  the  Company  has the  flexibility  to satisfy the demand for DRIP shares with stock repurchased in the open market. In addition,  the Company  can issue  waivers to DRIP  participants  to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were  granted  during  the six  months  ended  June 30,  2007 or the year  ended
December 31, 2006.

In October 2006,  the Company issued $200 million of  exchangeable  senior notes with a coupon rate of 4.125%,  which  generated net proceeds of $195.8  million.
The net proceeds  were used to repurchase  933,000  shares of common stock for a total of $58  million,  pay down $70  million  on the line of  credit,  with the balance  used for  redemption  of the  Series F  Preferred  Shares and  property acquisitions.  The exchange terms and conditions are more fully  described under
Contractual Obligations and Other Commitments, below.

In March  2002,  the  Company  issued  2,400,000  shares of its  9.00%  Series F
Cumulative  Redeemable  Preferred  Stock ("Series F Preferred  Shares"),  with a
$25.00 liquidation preference per share. This offering generated net proceeds of approximately  $58.1  million.  The net proceeds  were used to fund the Series B preferred stock repurchase,  property acquisitions,  and property upgrades. Each
Series F  Preferred  share  received  an annual  dividend  equal to 9.00% of the liquidation  preference per share  (equivalent to a fixed annual amount of $2.25 per share).  The Series F Preferred Shares were redeemed by the Company on March
26,  2007 at a  redemption  price of $25.00 per share,  plus  accrued and unpaid dividends of $390. In accordance with the SEC's clarification of EITF Abstracts,
Topic No.  D-42,  The Effect on the  Calculation  of Earnings  per Share for the
Redemption or Induced  Conversion of Preferred Stock, the initial offering costs of $1.9 million  associated  with the issuance of the Series F Preferred  Shares were  written-off in the first quarter of 2007, and are reflected as a reduction of net income available to common stockholders in determining earnings per share for the six months ended June 30, 2007.

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under  which the  Company may  repurchase  shares of its common  stock or UPREIT
Units ("Company  Program").  The  shares/units  may be repurchased  through open market  or  privately  negotiated  transactions  at the  discretion  of  Company management.  The  Board's  action did not  establish  a target  stock price or a specific timetable for repurchase. During the three months ended March 31, 2007,
109,000  shares were  repurchased  for $6 million by the Company.  There were no share  repurchases  under the Company Program during the three months ended June
30, 2007.  At June 30, 2007,  the Company had  authorization  to  repurchase  an additional  2,497,448  shares/units.  The Company will continue to monitor stock prices, the published net asset value, and acquisition/development  alternatives to  determine  the  current  best use of capital  between  the two major uses of capital - stock buybacks and acquisitions/development.

As of June 30,  2007,  the weighted  average  rate of interest on the  Company's total indebtedness of $2.2 billion was 5.6% with staggered  maturities averaging approximately  seven years.  Approximately 97% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest  rates,  minimizing  the effect of interest rate  fluctuations on the Company's results of operations and cash flows.

The Company's cash provided by operating  activities was $81 million for the six months ended June 30, 2007  compared to $83 million for the same period in 2006.
The change is primarily due to higher income from  continuing  operations in the
2007  period,  more than offset by  reductions  in accounts  payable and accrued expenses  resulting from the timing  differences in cash  disbursements  between periods.

Cash used in investing activities was $143 million for the six months ended June
30, 2007 compared to $124 million  provided by investing activities for the same period in 2006. The change of $267 million is primarily due to the sale of an 19 property portfolio in the 2006 period resulting in proceeds of $230 million,  an increase of $124  million  used for purchase of  properties  in 2007;  partially offset by $12 million lower normal capital  expenditures on owned  properties in
2007 and an $81  million  change in the funds  held in  escrow  account  between periods.

Cash used in financing  activities was $50 million for the six months ended June
30, 2007 compared to $205 million  for the same period in 2006. The $155 million decrease  between  periods is primarily due to $79 million lower stock buybacks, proceeds from net mortgage  activity that were $69 million higher, a $74 million increase  in the net  draw  down on the  line of  credit;  partially  offset  by
$60 million  of cash used to repurchase  the Series F Preferred  Shares and a $9 million decrease in cash provided by the exercise of stock options in 2007.

Variable Interest Entities

Effective  March 31,  2004,  the Company  adopted FASB  Interpretation  No. 46R,
Consolidation of Variable Interest  Entities,  an interpretation of ARB No. 51 -
Consolidated  Financial  Statements  ("FIN 46R"). The  interpretation  addresses consolidation  by  businesses of special  purpose  entities  (variable  interest entities, "VIE").

The  Company  is the  general  partner  in one VIE  syndicated  using low income housing tax credits  under  Section 42 of the Internal  Revenue Code. As general partner, the Company manages the day-to-day  operations of the partnership for a management fee. In addition,  the Company has an operating deficit guarantee and tax credit guarantee to its limited partner.  The Company is responsible to fund operating  deficits  to the  extent  there  are any and  can  receive  operating incentive  awards  when cash  flows  reach  certain  levels.  The  effect on the consolidated  balance sheet as of June 30, 2007 is an increase in "Total assets"
of $19.6 million,  an increase in "Total  liabilities" of $17.5 million,  and an increase in "Minority  interest" of $2.1 million.  Of the $17.5 million increase in "Total liabilities," $16.6 million represents non-recourse mortgage debt.

The Company, through its general partnership interest in the VIE, has guaranteed
the  low  income   housing  tax  credits  to  the  limited   partners   totaling
approximately $3 million.  With respect to the low income housing  credits,  the
Company   believes  the   property's   operations   conform  to  the  applicable
requirements and does not anticipate any payment on the guarantee.

Acquisitions and Dispositions

On April 30, 2007, the Company acquired Westwoods, a 35 unit apartment community
located  in  Randolph,   MA,  for  $4.0  million,   including   closing   costs.
Consideration  for the purchase was the  assumption  of an existing $3.9 million fixed rate  mortgage at an interest  rate of 5.6% maturing on June 1, 2034 (fair market value of $3.7 million) with the balance paid in cash.

There were no dispositions during the second quarter of 2007.

Contractual Obligations and Other Commitments

The primary  obligations of the Company relate to its borrowings  under the line of credit,  exchangeable senior notes and mortgage notes payable.  The Company's line of credit  matures in September  2008 and had $39.0 million  outstanding at
June 30,  2007.  The  $2.0  billion  in  mortgage  notes  payable  have  varying maturities ranging from 1 to 35 years. The weighted average interest rate of the
Company's  secured fixed rate notes was 5.77% both at June 30, 2007 and December
31, 2006,  respectively.  The weighted  average  interest  rate of the Company's variable rate notes and credit facility was 5.60% and 4.95% at June 30, 2007 and
December 31, 2006, respectively.

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

The Company estimates that on an annual basis $760 and $525 per unit is spent on recurring capital expenditures in 2007 and 2006, respectively.  During the three months  ended June 30, 2007 and 2006,  approximately  $190 per unit and $131 per unit, respectively, was estimated to be spent on recurring capital expenditures.
For the six months ended June 30, 2007 and 2006, approximately $380 per unit and
$263 per unit,  respectively,  was  estimated to be spent on  recurring  capital expenditures.  The table below summarizes the actual total capital  improvements incurred by major  categories  for the three and six months  ended June 30, 2007 and 2006 and an estimate of the breakdown of total capital improvements by major categories  between  recurring and  non-recurring,  revenue  generating  capital improvements for the three and six months ended June 30, 2007 as follows:

                                                  For the three months ended June 30,
                                                 (in thousands, except per unit data)
                                                                2007                                     2006
                           ------------------------------------------------------------------  -----------------------
                                                       Non-                   Total                   Total
                           Recurring        Per   Recurring       Per       Capital      Per        Capital       Per
                              Cap Ex    Unit(a)      Cap Ex   Unit(a)  Improvements  Unit(a)   Improvements   Unit(a)
                              ------    -------      ------   -------  ------------  -------   ------------   -------
New buildings                 $    -       $  -    $    712      $ 19        $  712      $19       $    109      $  3
Major building improvements    1,046         28       4,242       112         5,288      140          4,832       143
Roof replacements                397         10       1,056        28         1,453       38            712        21
Site improvements                408         11       1,421        37         1,829       48          2,572        76
Apartment upgrades             1,248         33       3,530        93         4,778      126          3,389       100
Appliances                       897         24           -         -           897       24            882        26
Carpeting/flooring             2,335         61         393        10         2,728       71          1,985        59
HVAC/mechanicals                 655         17       2,216        58         2,871       75          2,119        63
Miscellaneous                    228          6         651        17           879       23            852        25
                              ------       ----    --------     -----      --------     ----       --------      ----
Totals                        $7,214       $190    $ 14,221     $ 374      $ 21,435     $564       $ 17,452      $516
                              ======       ====    ========     =====      ========     ====       ========      ====

(a)  Calculated  using the weighted  average  number of units  owned,  including
     33,685 core units,  2006  acquisition  units of 3,067 and 2007  acquisition units of 1,218 for the three months  ended June 30,  2007;  and 33,685 core units and 2006 acquisition  units of 89 for the three months ended June 30,
     2006.

                                                         For the six months ended June 30,
                                                      (in thousands, except per unit data)
                                                           2007                                              2006
                              --------------------------------------------------------------------  ----------------------
                                                          Non-                    Total                   Total
                              Recurring        Per   Recurring       Per        Capital      Per        Capital        Per
                                 Cap Ex    Unit(b)      Cap Ex   Unit(b)   Improvements  Unit(b)   Improvements    Unit(b)
                                 ------    -------      ------   -------   ------------  -------   ------------    -------
New buildings                   $     -       $  -     $ 1,122      $ 30        $ 1,122     $ 30        $ 1,528     $   45
Major building improvements       2,231         60       5,649       151          7,880      211          9,125        271
Roof replacements                   619         17       1,057        28          1,676       45          1,455         43
Site improvements                   806         21       2,063        55          2,869       76          3,509        104
Apartment upgrades                2,461         66       6,025       161          8,486      227          7,122        211
Appliances                        1,775         47           2         -          1,777       47          1,817         54
Carpeting/flooring                4,611        123         402        11          5,013      134          3,966        118
HVAC/mechanicals                  1,293         34       3,579        95          4,872      129          4,949        147
Miscellaneous                       450         12       1,357        36          1,807       48          1,661         49
                                -------       ----     -------      ----        -------     ----        -------     ------
Totals                          $14,246       $380     $21,256      $567        $35,502     $947        $35,132     $1,042
                                =======       ====     =======      ====        =======     ====        =======     ======

(b)  Calculated  using the weighted  average  number of units  owned,  including
     33,685 core units,  2006  acquisition  units of 3,067 and 2007  acquisition units of 739 for the six months ended June 30, 2007;  and 33,685 core units and 2006 acquisition units of 45 for the six months ended June 30, 2006.

The  schedule  below  summarizes  the  breakdown of total  capital  improvements between core and non-core as follows:

                                                                  For the three months ended June 30,
                                                                 (in thousands, except per unit data)
                                                                  2007                                          2006
                                --------------------------------------------------------------------  -----------------------
                                                              Non-                   Total                  Total
                                Recurring       Per      Recurring      Per        Capital      Per        Capital        Per
                                   Cap Ex   Unit(c)         Cap Ex  Unit(c)   Improvements  Unit(c)   Improvements    Unit(c)
                                   ------   -------         ------  -------   ------------  -------   ------------    -------
Core Communities                  $ 6,400     $ 190       $ 12,484    $ 371       $ 18,884     $561       $ 17,367      $ 516
2007 Acquisition Communities          231       190             19       16            250      205              -          -
2006 Acquisition Communities          583       190          1,718      560          2,301      750             85        955
                                  -------     -----       --------    -----       --------     ----       --------      -----
Sub-total                           7,214       190         14,221      374         21,435      564         17,452        516
2007 Disposed Communities               -         -              -        -              -        -              -          -
2006 Disposed Communities               -         -              -        -              -        -          2,738        288
Corporate office expenditures(1)        -         -              -        -            677        -            893          -
                                  -------     -----       --------    -----       --------     ----       --------      -----
Totals                            $ 7,214     $ 190       $ 14,221    $ 374       $ 22,112     $564       $ 21,083      $ 466
                                  =======     =====       ========    =====       ========     ====       ========      =====

(1)  No distinction is made between recurring and non-recurring expenditures for
     corporate  office.   Corporate  office  expenditures  includes  principally
     computer hardware, software and office furniture and fixtures.

(c)  Calculated  using the weighted  average  number of units  owned,  including
     33,685 core units,  2006  acquisition  units of 3,067 and 2007  acquisition units of 1,218 for the three months  ended June 30,  2007;  and 33,685 core units,  2006  acquisition  units of 89 and 2006 disposed units of 9,506 for the three months ended June 30, 2006.

                                                                   For the six months ended June 30,
                                                                (in thousands, except per unit data)
                                                                 2007                                        2006
                                -----------------------------------------------------------------  -----------------------
                                                            Non-                  Total                  Total
                                Recurring       Per    Recurring      Per       Capital      Per        Capital        Per
                                   Cap Ex   Unit(d)       Cap Ex  Unit(d)  Improvements  Unit(d)   Improvements    Unit(d)
                                   ------   -------       ------  -------  ------------  -------   ------------    -------
Core Communities                  $12,800     $ 380     $ 18,922    $ 562      $ 31,722    $ 942       $ 35,047     $1,040
2007 Acquisition Communities          281       380            1        1           282      381              -          -
2006 Acquisition Communities        1,165       380        2,333      761         3,498    1,141             85      1,910
                                  -------     -----     --------    -----      --------    -----       --------     ------
Sub-total                          14,246       380       21,256      567        35,502      947         35,132      1,042
2007 Disposed Communities               -         -            -        -             -        -              -          -
2006 Disposed Communities               -         -            -        -             -        -          5,444        567
Corporate office expenditures(1)        -         -            -        -         1,712        -          1,963          -
                                  -------     -----     --------    -----      --------    -----       --------     ------
Totals                            $14,246     $ 380     $ 21,256    $ 567      $ 37,214    $ 947       $ 42,539     $  936
                                  =======     =====     ========    =====      ========    =====       ========     ======

(1)  No distinction is made between recurring and non-recurring expenditures for
     corporate  office.   Corporate  office  expenditures  includes  principally
     computer hardware, software and office furniture and fixtures.

(d)  Calculated  using the weighted  average  number of units  owned,  including
     33,685 core units,  2006  acquisition  units of 3,067 and 2007  acquisition units of 739 for the six months ended June 30, 2007; and 33,685 core units,
     2006  acquisition  units of 45 and 2006 disposed units of 9,605 for the six months ended June 30, 2006.

Results of Operations

Summary of Core Properties

The Company had 113  apartment  communities  with 33,685  units which were owned during the three and six months being  presented  (the "Core  Properties").  The
Company has acquired/developed an additional 14 apartment communities with 4,524 units during 2007 and 2006 (the "Acquisition Communities"). The Company disposed of 39 apartment  communities  with a total of 9,705 units during 2006 (the "2006
Disposed  Communities").  The  results of these  disposed  properties  have been classified as  discontinued  operations and are not included in the table below.
The  inclusion  of the  Acquisition  Communities  generally  accounted  for  the significant changes in operating results for the three and six months ended June
30, 2007. In addition,  the reported income from operations  include the results of one  investment  where the Company is the managing  general  partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net  operating  income from Core  Properties  is as follows (in thousands):

                                             Three Months                                 Six Months
                               --------------------------------------   ----------------------------------------
                                   2007      2006  $ Change  % Change       2007       2006   $ Change  % Change
                                   ----      ----  --------  --------       ----       ----   --------  --------
Rent                           $104,305  $102,127    $2,178      2.1%   $207,263   $202,817     $4,446      2.2%
Utility recovery revenue          4,290     1,965     2,325    118.3%      9,824      3,786      6,038    159.5%
                               --------  --------    ------      ---    --------   --------     ------      ---
Rent including recoveries       108,595   104,092     4,503      4.3%    217,087    206,603     10,484      5.1%
Property other income             4,492     4,683      (191)    (4.1%)     8,947      8,923         24      0.3%
                               --------  --------    ------      ---    --------   --------     ------      ---
Total revenue                   113,087   108,775     4,312      4.0%    226,034    215,526     10,508      4.9%
Operating and maintenance       (45,791)  (42,642)   (3,149)    (7.4%)   (95,756)   (93,029)    (2,727)    (2.9%)
                               --------  --------    ------      ---    --------   --------     ------      ---
Net operating income           $ 67,296  $ 66,133    $1,163      1.8%   $130,278   $122,497     $7,781      6.4%
                               ========  ========    ======      ===    ========   ========     ======      ===

A summary of the net operating  income from continuing  operations is as follows
(in thousands):

                                             Three Months                                 Six Months
                               --------------------------------------   ----------------------------------------
                                   2007      2006  $ Change  % Change       2007       2006   $ Change  % Change
                                   ----      ----  --------  --------       ----       ----   --------  --------
Rent                           $119,884  $103,879   $16,005     15.4%   $235,622   $205,981    $29,641     14.4%
Utility recovery revenue          4,685     1,967     2,718    138.2%     10,643      3,791      6,852    180.7%
                               --------  --------   -------     ----    --------   --------    -------     ----
Rent including recoveries       124,569   105,846    18,723     17.7%    246,265    209,772     36,493     17.4%
Property other income             5,111     4,731       380      8.0%      9,939      8,986        953     10.6%
                               --------  --------   -------     ----    --------   --------    -------     ----
Total revenue                   129,680   110,577    19,103     17.3%    256,204    218,758     37,446     17.1%
Operating and maintenance       (52,668)  (43,610)   (9,058)   (20.8%)  (108,530)   (95,414)   (13,116)   (13.7%)
                               --------  --------   -------     ----    --------   --------    -------     ----
Net operating income           $ 77,012  $ 66,967   $10,045     15.0%   $147,674   $123,344    $24,330     19.7%
                               ========  ========   =======     ====    ========   ========    =======     ====

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

Comparison of three months ended June 30, 2007 to the same period in 2006

Of the $18,723 increase in rental income including utility  recoveries,  $14,220 is  attributable  to the  Acquired  Communities;  and  $4,503  is from  the Core
Properties,  as the result of an  increase of 4.3% in  weighted  average  rental rates (including utility  reimbursements),  with no variation in occupancy which was 95.0% for both  periods.  Occupancy  is  defined  as total  possible  rental income, net of vacancy,  as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Included in the Core increase is $2,325 which represents  increased  utility recovery charges compared to 2006 attributable to the Company's water & sewer and heat & electric  recovery  programs,  which were initiated  in the  second  quarter of 2005 and are being  phased in through  the second quarter of 2007.

The remaining  property other income,  which  consists  primarily of income from operation of laundry facilities,  late charges,  administrative fees, garage and carport charges, revenue from corporate apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $380. Of this increase, $571 is  attributable  to the Acquired  Communities  and  partially  offset by a $191 decrease in Core Properties. The decrease in Core Properties is due primarily to a reduction of corporate apartments in the Long Island region.

Interest income decreased $36 due to a lower level of interest-bearing  deposits compared to 2006.

Other income,  which primarily reflects management and other real estate service fees  recognized by the Company,  decreased by $446.  This is primarily due to a reduction in  management  fee income  resulting  from the  acquisition  of Mount
Vernon  Square at the end of 2006,  which was  previously  being  managed by the
Company.

Of the  $9,058  increase  in  operating  and  maintenance  expenses,  $5,909  is attributable to the Acquired  Communities and $3,149 is attributable to the Core
Properties.  The Core  Properties  increase is driven by  increases  in property insurance,  personnel  costs,  real estate  taxes,  repairs &  maintenance,  and natural  gas heating  costs  partially  offset by a  reduction  to water & sewer costs. Property insurance had a negative variance of $892, or 56.4%. The current quarter  included  an  additional  charge  from  increasing  the  self-insurance reserves by $287, with no reserve  adjustments a year ago.  Therefore the normal increase  was still  38.2%,  consistent  with the 40%  experienced  in the first quarter before any reserve  adjustments.  Personnel  costs are up $787, or 8.8%.
The  increase  was due in part to  health  insurance  and  workers  compensation self-insurance reserves which were decreased a net $26 in 2007. In 2006, we were able to decrease  our health  insurance  reserve by $483,  netting out to a $457 difference between periods. Before reserve adjustments,  personnel costs were up only 3.5%. Real estate taxes were up $729, or 7.4%. The contributing  factor was
$555 in refunds  received  in the second  quarter  of 2006 from  successful  tax assessment  appeals which did not repeat in the 2007 period.  Without the impact of  refunds,  taxes  would  have  been up only  $174,  or 1.7%,  which  reflects continued  efforts in 2007 to reduce  assessments.  Repairs & maintenance  is up
$470, or 6.6%,  over the prior year period due in part to timing  differences in the current year whereby the first  quarter was slightly  below the prior period and the second  quarter  spending  was  slightly  higher than the same period of
2006.  When taken  together,  the year to date spending is very similar  between
2007 and 2006. Natural gas heating costs were up $223, or 7.4%, from a year ago, due mostly from increases in natural gas pricing and overall  consumption due to the 2006 second quarter  experiencing above normal temperatures  compared to the
2007 quarter's more normal weather;  partially  offset by a $267 refund of sales and use tax recognized during the 2007 quarter.  For the second quarter 2007 our natural gas weighted average cost was $9.18 per decatherm  compared to $8.71 for the 2006 period,  a 5.4% increase.  Water & sewer costs were down $212, or 7.0%, from a year ago due to two  properties  realizing  refunds  of $223  during  the second  quarter of 2007  relating to metering  issues  corrected  in the current period.

General and  administrative  expense decreased in 2007 by $104, or 1.7%. General and administrative expenses as a percentage of total revenues were 4.6% for both
2007 and 2006. The overall cost decrease included a $117, or 32.6%,  decrease in the  external  costs  incurred  for  auditing,  tax  and  consultation  expense, including costs to comply with Section 404 of Sarbanes-Oxley.  In addition,  the
Company  experienced a $70 net decrease in charges for stock-based  compensation in 2007. Finally, in support of the Company's growing investment in constructing new apartment  communities,  the ramp-up of the development department accounted for a $68 increase between periods.

Interest  expense  increased by $4,284 in 2007 primarily as a result of interest expense on the exchangeable  senior notes as well as new debt on the Acquisition
Communities.

Depreciation and amortization  expense  increased $5,138 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended June 30, 2007 are the residual operating results,  net of minority interest,  of the 2006 Disposed
Communities that were sold in December 2006. Included in discontinued operations for the three  months  ended June 30,  2006 are the  operating  results,  net of minority  interest,  of the  2006  Disposed  Communities.  For  purposes  of the discontinued operations presentation, the Company only includes interest expense and losses from early  extinguishment  of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Comparison of six months ended June 30, 2007 to the same period in 2006

Of the $36,493 increase in rental income including utility  recoveries,  $26,009 is  attributable  to the  Acquired  Communities;  and  $10,484  is from the Core
Properties,  as the result of an  increase of 5.3% in  weighted  average  rental rates  (including  utility  reimbursements),  partially  offset by a decrease in occupancy  from 94.9% to 94.7%.  Included in the Core  increase is $6,038  which represents  increased  utility recovery charges compared to 2006 attributable to the Company's water & sewer and heat & electric  recovery  programs,  which were initiated  in the  second  quarter of 2005 and are being  phased in through  the second quarter of 2007.

The remaining  property other income,  which  consists  primarily of income from operation of laundry facilities,  late charges,  administrative fees, garage and carport charges, revenue from corporate apartments,  cable revenue, pet charges, and miscellaneous charges to residents increased by $953. Of this increase, $929 is  attributable  to  the  Acquired  Communities  and a  $24  increase  in  Core
Properties.

Interest income  increased  $1,080 due to a higher level of invested excess cash on hand  available  from sale  proceeds  of the 2006  Disposed  Communities  and proceeds from exchangeable  senior notes awaiting  reinvestment into replacement property, both occurring in the first quarter of 2007.

Other income,  which primarily reflects management and other real estate service fees  recognized by the Company,  decreased by $188.  This is primarily due to a reduction in  management  fee income  resulting  from the  acquisition  of Mount
Vernon  Square at the end of 2006,  which was  previously  being  managed by the
Company.

Of the $13,116  increase  in  operating  and  maintenance  expenses,  $10,747 is attributable to the Acquired  Communities and $2,727 is attributable to the Core
Properties;   partially   offset  by  a  $358  decrease   attributable   to  the
consolidation  of the VIE  reflecting a one-time  property tax  adjustment  that occurred in the first quarter of 2006. The Core Properties increase is driven by increases in personnel  costs,  real estate taxes,  property  insurance and snow removal costs.  Personnel costs are up $1,720,  or 9.4%. The increase was due in part to health insurance and workers compensation  reserves which were increased by $711 in 2007 over 2006 levels.  Before reserve  adjustments,  personnel costs were up 5.5%, of which 3.1%  represents the overall  increase in salary and wage rates between periods. Real estate taxes were up $661, or 3.2%. The contributing factor  was $555 in  refunds  received  all in the  second  quarter of 2006 from successful  tax  assessment  appeals  which  did not  occur in the 2007  period.
Without  the impact of  refunds,  taxes  would have been up only $106,  or 0.5%, which  reflects  continued  efforts  in 2007  to  reduce  assessments.  Property insurance had a negative variance of $541, or 14.7%. The current period included an overall  decrease  in  self-insurance  reserves of $168 as compared to a $522 increase to the reserves a year ago.  Therefore the normal  increase was $1,231, or 39.1%,  which is  consistent  with the 40%  experienced  in the first quarter before any reserve  adjustments.  Snow removal costs were up $196, or 41.1%. The first six months of 2007 produced normal to above normal  snowfalls  compared to below normal snowfalls in 2006.

General and  administrative  expense increased in 2007 by $375, or 3.4%. General and  administrative  expenses as a percentage  of total  revenues  were 4.5% for
2007, compared to 4.3% for 2006. Stock-based compensation was down a net of $115 in 2007 as  compared  to 2006.  Additionally,  the  ramp-up  of the  development department  accounted for a $187  increase.  A decrease of $211,  or 25.1%,  was realized in the external  costs  incurred  for  auditing,  tax and  consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest  expense  increased by $7,509 in 2007 primarily a result of new debt on the  Acquisition  Communities  as well as interest  expense on the  exchangeable senior notes.

Depreciation and amortization  expense increased $10,032 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in  discontinued  operations for the six months ended June 30, 2007 are the residual operating results,  net of minority interest,  of the 2006 Disposed
Communities that were sold in December 2006. Included in discontinued operations for the six  months  ended  June 30,  2006  are the  operating  results,  net of minority  interest,  of the  2006  Disposed  Communities.  For  purposes  of the discontinued operations presentation, the Company only includes interest expense and losses from early  extinguishment  of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

The calculation of FFO and reconciliation to GAAP net income available to common shareholders  for the  three and six  months  ended  June 30,  2007 and 2006 are presented below (in thousands):

                                                              Three Months          Six Months
                                                              ------------          ----------
                                                             2007        2006      2007       2006
                                                             ----        ----      ----       ----
Net income available to common shareholders               $ 8,702    $ 11,003   $13,780    $15,141
Real property depreciation and amortization                28,094      25,041    55,170     49,539
Minority interest                                           3,480       3,271     5,550      3,963
Minority interest - income from discontinued operations        72         625       102      2,140
Loss (gain) on disposition of discontinued operations         115      (2,361)      248     (2,361)
                                                         --------    --------  --------   --------
     FFO - Basic as defined above                          40,463      37,579    74,850     68,422
Loss from early extinguishment of debt in connection
  with sale of real estate                                      -       2,970         -      2,970
                                                         --------    --------  --------   --------
     FFO - Basic as adjusted by the Company                40,463      40,549    74,850     71,392
Convertible preferred dividends (2)                             -           -         -          -
                                                         --------    --------  --------   --------
     FFO - Diluted                                       $ 40,463    $ 40,549   $74,850    $71,392
                                                         ========    ========  ========   ========
Weighted average common shares/units outstanding (1):
     Basic                                               46,713.0    47,788.1  46,581.8   47,853.3
                                                         ========    ========  ========   ========
     Diluted (2)                                         47,442.4    48,450.0  47,379.3   48,473.9
                                                         ========    ========  ========   ========

(1)  The calculation assumes the conversion of dilutive common stock equivalents including  convertible  preferred  stock and the  conversion  of all UPREIT
     Units to common shares.

(2)  There was no convertible  preferred  stock  outstanding  during the periods presented.

All REITs may not be using the same definition for FFO.  Accordingly,  the above presentation  may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

The Credit  Agreement  relating to the Company's line of credit provides for the
Company to maintain certain financial ratios and  measurements.  The Company was in compliance with these financial covenants for the period ended June 30, 2007.
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

Historically,  real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing  intensities and at different  times.  Starting in 2001 and continuing into 2004 many regions of the United States had  experienced  varying degrees of economic  recession  and  certain  recessionary  trends,  such  as  a  temporary reduction  in  occupancy  and  reduced  pricing  power  limiting  the ability to aggressively  raise  rents.  Starting in the second half of 2004 and  continuing into 2007,  we have seen a reversal of these  recessionary  trends.  In light of this, we will continue to review our business strategy; however, we believe that given our property type and the geographic  regions in which we are located,  we do not anticipate  any changes in our strategy or material  effects on financial performance.

Declaration of Dividend

On August 2, 2007, the Board of Directors approved a dividend of $0.65 per share on the Company's  common stock for the quarter ended June 30, 2007.  This is the equivalent of an annual distribution of $2.60 per share. The dividend is payable
August 24, 2007 to shareholders of record on August 13, 2007.

Contingency

The Company is not a party to any legal proceedings which are expected to have a material  adverse  effect on the  Company's  liquidity,  financial  position  or results of operations.  The Company is subject to a variety of legal actions for personal  injury  or  property  damage  arising  in the  ordinary  course of its business, most of which are covered by liability and property insurance. Various claims of employment and resident  discrimination are also periodically brought.
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
Management is currently  evaluating the impact,  if any, that SFAS 157 will have on the Company's results of operations, financial position or liquidity.

In  February  2007,  the FASB issued  SFAS No.  159,  The Fair Value  Option for
Financial  Assets and  Financial  Liabilities  Including  an  Amendment  of FASB
Statement No. 115 ("SFAS 159").  SFAS 159 is effective for financial  statements issued for fiscal years  beginning  after  November  15,  2007.  Under SFAS 159, entities are now  permitted to measure many  financial  instruments  and certain other assets and liabilities at fair value on an instrument-by-instrument  basis under a fair value option  granted in SFAS 159.  Excluded from the scope of SFAS
159 are real estate  assets and  interests  in VIE's.  Management  is  currently evaluating  the impact,  if any, this  pronouncement  will have on the Company's results of operations, financial position or liquidity.

                              HOME PROPERTIES, INC.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The  Company's  primary  market risk exposure is interest rate risk. At June 30,
2007 and December 31,  2006,  approximately  97% and 99%,  respectively,  of the
Company's  debt bore interest at fixed rates.  At June 30, 2007 and December 31,
2006, approximately 88% and 89%, respectively, of the Company's debt was secured
and  bore  interest  at  fixed  rates  with  a  weighted   average  maturity  of
approximately  6 years and a weighted  average  interest  rate of  approximately
5.77%,  for both  periods,  including  the $28 million of secured debt which was swapped to a fixed rate at December 31,  2006.  The  remainder of the  Company's secured debt bears interest at variable rates with a weighted  average  maturity of approximately 20 and 21 years, respectively,  and a weighted average interest rate of 4.95%  for both  periods.  The  Company  does not  intend  to  utilize a significant  amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property  acquisition or stock  repurchase  with the intention to refinance at a later date. The Company believes,  however,  that in no event would increases in interest  expense as a result of inflation  significantly  impact the  Company's distributable cash flow.

At June 30, 2007 and December 31, 2006,  the fair value of the  Company's  fixed and variable rate secured debt,  including the $28 million of secured debt which was swapped to a fixed rate at December  31,  2006,  amounted to a liability  of
$1.94 billion and $1.93 billion,  respectively,  compared to its carrying amount of $1.95 billion and $1.92 billion,  respectively.  The Company estimates that a
100 basis point  increase in market  interest  rates at June 30, 2007 would have changed the fair value of the Company's  fixed and variable rate secured debt to a liability of $1.86 billion.

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
As of June 30, 2007, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of
June 30, 2007, the  effectiveness of the disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e)  under the Securities  Exchange Act of
1934, as amended (the "Exchange  Act")) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal  controls  over  financial  reporting identified  in connection  with that  evaluation,  or that  occurred  during the second quarter of the year ended December 31, 2007 that has materially affected, or is reasonably  likely to materially  affect,  the Company's  internal control over financial reporting. The Company has not identified any material weaknesses in its internal controls.

                              HOME PROPERTIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Refer to the Risk Factors  disclosure  in the  Company's  Form 10-K for the year ended  December  31,  2006.  There have been no  material  changes in these risk factors  during the six months  ended June 30, 2007 and through the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED
        SECURITIES

In 1997, the Company's Board of Directors  approved a stock  repurchase  program under which the Company may repurchase  shares of its  outstanding  common stock and UPREIT  Units  ("Company  Program").  The  shares/units  may be  repurchased through open market or privately  negotiated  transactions  at the discretion of
Company  management.  The Board's  action does not  establish a specific  target stock  price  or  a  specific  timetable  for  share  repurchase.  In  addition, participants  in the  Company's  Stock  Benefit Plan can use common stock of the
Company  that they  already  own to pay all or a portion of the  exercise  price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event,  the common  stock used to pay the  exercise  price and tax withholding is returned to authorized but unissued  status,  and for purposes of this table is deemed to have been  repurchased  by the Company.  At December 31,
2006, the Company had  authorization  to repurchase  2,606,448  shares of common stock and UPREIT  Units  under the Company  Program.  During  2007,  the Company repurchased  109,000  shares  at a  cost  of  $5,996,199.  The  following  table summarizes  the total number of  shares/units  repurchased by the Company during the three months ended June, 2007:

                                                                                       Maximum
                                  Total       Average     Total shares/units      shares/units
                           shares/units     price per   purchased as part of   available under
Period                     purchased(1)    share/unit        Company Program   Company Program
------                     ------------    ----------        ---------------   ---------------

Balance April 1, 2007:                                                               2,497,448
April 2007                            -             -                      -         2,497,448
May 2007                          3,777        $55.50                      -         2,497,448
June 2007                             -             -                      -         2,497,448
                                  -----        ------                 ------         ---------
Total Second Quarter 2007         3,777        $55.50                      -         2,497,448
                                  =====        ======                 ======         =========

(1)  During  the three  months  ended June 30,  2007,  and as  permitted  by the
     Company's stock option plans, 3,777 shares of common stock already owned by option  holders  were  used by  those  holders  to pay the  exercise  price associated  with their option  exercise and tax  withholding.  These shares were returned to the status of authorized but unissued shares.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual  meeting of the Company's  stockholders  was held on May 1, 2007. The following  is a brief  description  of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter.

The eleven directors proposed by the Company for re-election were elected to one year terms by the following vote:

DIRECTOR NAME               SHARES FOR      SHARES WITHHELD
-------------               ----------      ---------------
Josh E. Fidler              15,683,186           13,446,213
Alan L. Gosule              28,672,753              456,646
Leonard F. Helbig, III      28,699,992              429,407
Roger W. Kober              28,666,114              463,285
Norman P. Leenhouts         28,592,377              537,022
Nelson B. Leenhouts         28,592,620              536,779
Edward J. Pettinella        28,679,027              450,372
Clifford W. Smith, Jr.      28,696,841              432,558
Paul L. Smith               28,666,496              462,903
Thomas S. Summer            28,840,630              288,769
Amy L. Tait                 26,583,750            2,545,649

The stockholders ratified the appointment of PricewaterhouseCoopers,  LLP as the
Company's independent registered public accounting firm for 2007.

     Shares Voted For:                     28,885,763
     Shares Voted Against:                    190,844
     Shares Abstaining:                        52,791

ITEM 6. EXHIBITS

Exhibit 10.1  Amendment  No. Ninety to the Second  Amended and Restated  Limited
              Partnership Agreement*

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

                                  Date:    August 9, 2007

                                  By:      /s/ Edward J. Pettinella
                                           -------------------------------------
                                           Edward J. Pettinella
                                           President and Chief Executive Officer

                                  Date:    August 9, 2007

                                  By:      /s/ David P. Gardner
                                           -------------------------------------
                                           David P. Gardner
                                           Executive Vice President and
                                           Chief Financial Officer