Form 10-Q
period 2007-09-30
HOME PROPERTIES INC
filed 2007-11-09
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:  1-13136

HOME PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	16-1455126
(State of incorporation)	(I.R.S. Employer Identification No.)

850 Clinton Square, Rochester, New York 14604
(Address of principal executive offices)(Zip Code)

(585) 546-4900
(Registrant’s telephone number, including area code)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 31, 2007
$.01 par value	33,377,883

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Dollars in thousands, except share and per share data)
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Real estate:
Land	$512,210	$493,017
Construction in progress, including land	52,674	1,409
Buildings, improvements and equipment	3,077,049	2,957,336
	3,641,933	3,451,762
Less: accumulated depreciation	(521,363)	(450,129)
Real estate, net	3,120,570	3,001,633

Cash and cash equivalents	23,153	118,212
Cash in escrows	30,171	74,069
Accounts receivable	10,244	9,287
Prepaid expenses	18,402	15,059
Deferred charges	12,435	13,619
Other assets	6,009	8,539
Total assets	$3,220,984	$3,240,418
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,962,647	$1,924,313
Exchangeable senior notes	200,000	200,000
Line of credit	-	-
Accounts payable	19,460	20,797
Accrued interest payable	12,814	10,473
Accrued expenses and other liabilities	25,152	24,697
Security deposits	23,102	21,979
Total liabilities	2,243,175	2,202,259
Commitments and contingencies
Minority interest	280,999	282,542
Stockholders' equity:
Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and outstanding at December 31, 2006	-	60,000
Common stock, $.01 par value; 80,000,000 shares authorized; 33,359,392 and 33,103,247 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	334	331
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	876,165	852,036
Accumulated other comprehensive income	-	171
Distributions in excess of accumulated earnings	(179,689)	(156,921)
Total stockholders' equity	696,810	755,617
Total liabilities and stockholders' equity	$3,220,984	$3,240,418

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited, dollars in thousands, except share and per share data)

	2007	2006
Revenues:
Rental income	$118,108	$103,531
Property other income	8,038	7,098
Interest income	396	553
Other income	229	1,692
Total revenues	126,771	112,874

Expenses:
Operating and maintenance	51,151	44,632
General and administrative	6,159	5,607
Interest	29,629	26,373
Depreciation and amortization	28,044	23,638
Total expenses	114,983	100,250
Income from operations	11,788	12,624
Minority interest in operating partnerships	(3,354)	(3,237)
Income from continuing operations	8,434	9,387
Discontinued operations:
Income from operations, net of $74 and $1,017 in 2007 and 2006, respectively, allocated to minority interest	186	2,524
Gain (loss) on disposition of property, net of $7,953 and $(80) in 2007 and 2006, respectively, allocated to minority interest	19,995	(200)
Discontinued operations	20,181	2,324
Net income	28,615	11,711
Preferred dividends	-	(1,350)

Net income available to common shareholders	$28,615	$10,361

Basic earnings per share data:
Income from continuing operations	$0.25	$0.24
Discontinued operations	0.61	0.07
Net income available to common shareholders	$0.86	$0.31

Diluted earnings per share data:
Income from continuing operations	$0.25	$0.23
Discontinued operations	0.59	0.07
Net income available to common shareholders	$0.84	$0.30

Weighted average number of shares outstanding:
Basic	33,382,424	33,336,346
Diluted	33,973,070	34,103,614

Dividends declared per share	$0.65	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited, dollars in thousands, except share and per share data)

	2007	2006
Revenues:
Rental income	$349,408	$305,075
Property other income	28,274	19,580
Interest income	1,686	763
Other income	1,062	2,713
Total revenues	380,430	328,131

Expenses:
Operating and maintenance	157,731	137,991
General and administrative	17,630	16,703
Interest	89,605	78,181
Depreciation and amortization	82,725	68,447
Total expenses	347,691	301,322
Income from operations	32,739	26,809
Minority interest in operating partnerships	(8,454)	(6,866)
Income from continuing operations	24,285	19,943
Discontinued operations:
Income from operations, net of $626 and $3,491 in 2007 and 2006, respectively, allocated to minority interest	1,555	7,448
Gain on disposition of property, net of $7,853 and $984 in 2007 and 2006, respectively, allocated to minority interest	19,747	2,161
Discontinued operations	21,302	9,609
Net income	45,587	29,552
Preferred dividends	(1,290)	(4,050)
Preferred stock issuance costs write-off	(1,902)	-

Net income available to common shareholders	$42,395	$25,502

Basic earnings per share data:
Income from continuing operations	$0.64	$0.49
Discontinued operations	0.64	0.29
Net income available to common shareholders	$1.28	$0.78

Diluted earnings per share data:
Income from continuing operations	$0.62	$0.48
Discontinued operations	0.63	0.29
Net income available to common shareholders	$1.25	$0.77

Weighted average number of shares outstanding:
Basic	33,222,472	32,526,831
Diluted	33,951,770	33,145,665

Dividends declared per share	$1.95	$1.92

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited, dollars in thousands, except share and per share data)

	Preferred				Distributions	Accumulated
	Stock at			Additional	in Excess of	Other
	Liquidation	Common Stock		Paid-In	Accumulated	Comprehensive
	Preference	Shares	Amount	Capital	Earnings	Income	Totals
Balance, December 31, 2006	$60,000	33,103,247	$331	$852,036	$(156,921)	$171	$755,617
Comprehensive income:
Net income	-	-	-	-	45,587	-	45,587
Change in fair value of hedge instruments, net of minority interest	-	-	-	-	-	(171)	(171)
Comprehensive income							45,416
Issuance of common stock, net	-	253,508	3	11,813	-	-	11,816
Repurchase of common stock	-	(452,938)	(4)	(23,329)	-	-	(23,333)
Redemption of preferred stock	(60,000)	-	-	1,902	(1,902)	-	(60,000)
Conversion of UPREIT Units for stock	-	455,575	4	23,156	-	-	23,160
Adjustment of minority interest	-	-	-	10,587	-	-	10,587
Preferred dividends	-	-	-	-	(1,290)	-	(1,290)
Dividends paid ($1.95 per share)	-	-	-	-	(65,163)	-	(65,163)
Balance, September 30, 2007	$-	33,359,392	$334	$876,165	$(179,689)	$-	$696,810

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited, dollars in thousands)
	2007	2006
Cash flows from operating activities:
Net income	$45,587	$29,552
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to minority interest	16,933	11,341
Depreciation and amortization	84,010	76,817
Gain on disposition of property from discontinued operations	(27,600)	(3,145)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	4,490	3,336
Changes in assets and liabilities:
Cash held in escrows	1,804	2,372
Other assets	(1,358)	(1,873)
Accounts payable and accrued liabilities	(3,335)	(2,008)
Total adjustments	74,944	86,840
Net cash provided by operating activities	120,531	116,392
Cash flows from investing activities:
Purchase of properties and other assets, net	(144,163)	(66,828)
Additions to properties	(68,255)	(76,515)
Proceeds from sale of properties	88,605	234,865
Withdrawals from funds held in escrow, net	41,777	634
Net cash provided by (used in) investing activities	(82,036)	92,156
Cash flows from financing activities:
Proceeds from sale of common stock, net	7,326	22,575
Repurchase of Series F preferred stock	(60,000)	-
Repurchase of common stock	(23,333)	(86,964)
Proceeds from mortgage notes payable	126,515	147,219
Payments of mortgage notes payable	(91,131)	(170,336)
Proceeds from line of credit	186,500	321,300
Payments on line of credit	(186,500)	(343,800)
Payments of deferred loan costs	(1,052)	(1,565)
Withdrawals from cash escrows, net	352	169
Dividends and distributions paid	(92,231)	(94,837)
Net cash used in financing activities	(133,554)	(206,239)
Net increase (decrease) in cash and cash equivalents	(95,059)	2,309
Cash and cash equivalents:
Beginning of year	118,212	5,391
End of period	$23,153	$7,700

Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions	$3,742	$58,536
Issuance of UPREIT Units associated with property and other acquisitions	27,475	-
Increase in real estate associated with the exchange of UPREIT Units	13,611	107,039
Exchange of UPREIT Units for common shares	9,549	63,116
Additions to properties included in accounts payable	3,373	-
Fair value of hedge instruments	(206)	211
Preferred stock issuance costs write-off	1,902	-

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

2.      Organization and Basis of Presentation

Organization

The Company was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of September 30, 2007, the Company operated 127 apartment communities with 38,932 apartments.  Of this total, the Company owned 124 communities, consisting of 37,470 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed two communities, consisting of 594 apartments, for third parties.

The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code, as amended, for all periods presented. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, the Company generally will not be subject to corporate level tax on taxable income it distributes currently to its stockholders. Management believes that all such conditions for the avoidance of income taxes have been met for the periods presented.

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

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (the “Management Company”).  The Management Company is a wholly owned subsidiary of the Company.  In addition, the Company consolidates one affordable housing limited partnership in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements (“FIN 46R”). All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

3.	Recent Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  The Company reviewed its current tax positions for any potential uncertain tax positions that would qualify under FIN 48.  The adoption of FIN 48 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008.  Management is currently evaluating the impact, if any, that SFAS 157 will have on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option granted in SFAS 159.  Excluded from the scope of SFAS 159 are real estate assets and interests in variable interest entities.  Management is currently evaluating the impact, if any, this pronouncement will have on the Company’s results of operations, financial position or liquidity.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except share and per share data)

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, including phantom shares under the Company’s incentive compensation plan.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and restricted stock under the Company’s incentive compensation plan.  The exchange of an UPREIT Unit for common stock will have no effect on diluted EPS as Unitholders and stockholders effectively share equally in the net income of the Operating Partnership.  Income from continuing operations is the same for both the basic and diluted calculation.

The reconciliation of the basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 follows:
	Three Months		Nine Months
	2007	2006	2007	2006
Income from continuing operations	$8,434	$9,387	$24,285	$19,943
Less: Preferred dividends	-	(1,350)	(1,290)	(4,050)
Less: Preferred stock issuance costs write-off	-	-	(1,902)	-
Basic and Diluted – Income from continuing operations
applicable to common shareholders	8,434	8,037	21,093	15,893
Discontinued operations	20,181	2,324	21,302	9,609
Net income available to common shareholders	$28,615	$10,361	$42,395	$25,502

Basic weighted average number of shares outstanding	33,382,424	33,336,346	33,222,472	32,526,831
Effect of dilutive stock options	462,631	717,061	579,219	563,861
Effect of restricted stock	128,015	50,207	150,079	54,973
Diluted weighted average number of shares outstanding	33,973,070	34,103,614	33,951,770	33,145,665

Basic earnings per share data:
Income from continuing operations	$0.25	$0.24	$0.64	$0.49
Discontinued operations	0.61	0.07	0.64	0.29
Net income available to common shareholders	$0.86	$0.31	$1.28	$0.78

Diluted earnings per share data:
Income from continuing operations	$0.25	$0.23	$0.62	$0.48
Discontinued operations	0.59	0.07	0.63	0.29
Net income available to common shareholders	$0.84	$0.30	$1.25	$0.77

Unexercised stock options to purchase shares of the Company's common stock of 1,047,492 and 900 for the three months ended September 30, 2007 and 2006, and 543,482 and 900 for the nine months ended September 30, 2007 and 2006, respectively, were excluded in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Company's stock during each period.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except share and per share data)

5.	Variable Interest Entities

Effective March 31, 2004, the Company adopted FASB Interpretation No. 46R – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements (“FIN 46R”).  The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE").

The Company is the general partner in one VIE syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to its limited partners (as discussed in Note 13).  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the consolidated balance sheet as of September 30, 2007 is an increase in "Total assets" of $19,414, an increase in "Total liabilities" of $17,508, and an increase in "Minority interest" of $1,906. Of the $17,508 increase in "Total liabilities," $16,585 represents non-recourse mortgage debt.

6.	Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $930 and $348 for the three months ended September 30, 2007 and 2006, and $2,429 and $1,007 for the nine months ended September 30, 2007 and 2006, respectively.

7.	Line of Credit

As of September 30, 2007, the Company had an unsecured line of credit agreement with M&T Bank for $140,000 which expires September 1, 2008.  The Company had no outstanding balance as of September 30, 2007.  The Company has had no occurrences of default through September 30, 2007.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate of 5.12% at September 30, 2007.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

8.	Preferred Stock

In March 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"), with a $25.00 liquidation preference per share.  This offering generated net proceeds of approximately $58,098.  Each Series F Preferred share received an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).  The Series F Preferred Shares were redeemed by the Company on March 26, 2007 at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $390.   In accordance with the SEC’s clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the initial offering costs of $1,902 associated with the issuance of the Series F Preferred Shares were written-off in the first quarter of 2007, and are reflected as a reduction of net income available to common stockholders in determining earnings per share for the nine months ended September 30, 2007.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except share and per share data)

9.	Segment Reporting

The Company is engaged in the ownership and management of market rate apartment communities.  Each apartment community is considered a separate operating segment.  Each segment on a stand alone basis is less than 10% of the revenues, net operating income, and assets of the combined reported operating segments and meets all of the aggregation criteria under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).  The operating segments are aggregated as Core and Non-core properties.

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

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses.  The accounting policies of the segments are the same as those described in Notes 1 and 2 of the Company’s Form 10-K for the year ended December 31, 2006.

The revenues, net operating income and assets for each of the reportable segments for the three and nine months ended September 30, 2007 and 2006 are summarized as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Revenues
Apartments owned
Core properties	$109,965	$107,387	$331,331	$318,180
Non-core properties	16,181	3,242	46,351	6,475
Reconciling items	625	2,245	2,748	3,476
Total revenues	$126,771	$112,874	$380,430	$328,131
Net operating income
Apartments owned
Core properties	$66,107	$63,681	$193,687	$183,511
Non-core properties	8,888	2,316	26,264	3,153
Reconciling items	625	2,245	2,748	3,476
Net operating income, including reconciling items	75,620	68,242	222,699	190,140
General and administrative expenses	(6,159)	(5,607)	(17,630)	(16,703)
Interest expense	(29,629)	(26,373)	(89,605)	(78,181)
Depreciation and amortization	(28,044)	(23,638)	(82,725)	(68,447)
Minority interest in operating partnership	(3,354)	(3,237)	(8,454)	(6,866)

Income from continuing operations	$8,434	$9,387	$24,285	$19,943

Assets - As of September 30, 2007 and December 31, 2006
Apartments owned
Core properties	$2,513,031	$2,518,683
Non-core properties	607,539	482,950
Reconciling items	100,414	238,785
Total assets	$3,220,984	$3,240,418

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except share and per share data)

10.	Derivative Financial Instruments

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

The Company had four interest rate swaps that effectively converted variable rate debt to fixed rate debt.  On May 29, 2007, these interest rate swaps were terminated and the Company received a termination fee of $27.  The accumulated other comprehensive income of $84 was reclassified into earnings.  The related variable rate debt was repaid on June 13, 2007.  For the entire term of these interest rate swap agreements, as the critical terms of the interest rate swaps and the hedged items were the same, no ineffectiveness was recorded in the consolidated statements of operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness.

11.           Acquisitions

On February 2, 2007, the Company acquired two land parcels located in Silver Spring, MD and Alexandria, VA from a single seller for total consideration of $46,500.  The transaction was funded in cash.  Both parcels are entitled for development.  The projects are fully designed and have obtained all discretionary approvals.  Construction on both projects has started, with initial occupancy anticipated in 2009.

On February 15, 2007, the Company acquired two communities in unrelated transactions:  The Townhomes of Beverly (204 units) in Beverly, MA for $36,400 and Jacob Ford Village (270 units) in Morristown, NJ for $26,700.  Consideration for Jacob Ford Village included $22,300 consisting of 358,476 UPREIT Units with the balance paid in cash.  The Townhomes of Beverly was purchased with cash.

On March 28, 2007, the Company purchased Fox Hall Apartments (720 units) in Baltimore, MD for a total purchase price of $62,200.  The transaction was funded through the Company’s line of credit in the amount of $57,100 and $5,100 in 94,835 UPREIT Units.

On April 30, 2007, the Company acquired Westwoods (35 units) in Randolph, MA, for $3,995.  Consideration for the purchase was the assumption of an existing $3,919 fixed rate mortgage at an interest rate of 5.6% maturing on June 1, 2034 (fair market value of $3,742) with the balance paid in cash.

12.           Disposition of Property and Discontinued Operations

The Company reports its property dispositions as discontinued operations as prescribed by the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Pursuant to the definition of a component of an entity in SFAS 144, assuming no significant continuing involvement by the former owner after the sale, the sale of an apartment community is considered a discontinued operation.  In addition, apartment communities classified as held for sale are also considered discontinued operations.  The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date.

Included in discontinued operations for the three and nine months ended September 30, 2007 are the operating results, net of minority interest, of three apartment communities sold during the three months ended September 30, 2007 (the “2007 Disposed Communities”). Included in discontinued operations for the three and nine months ended September 30, 2006 are the operating results, net of minority interest, of 39 apartment communities sold during the year ended December 31, 2006 (“2006 Disposed Communities”) and the 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except share and per share data)

12.            Disposition of Property and Discontinued Operations (continued)

The operating results of discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized as follows:
	Three Months		Nine Months
	2007	2006	2007	2006
Revenues:
Rental income	$696	$11,989	$5,106	$55,809
Property other income	21	1,476	411	5,434
Total revenues	717	13,465	5,517	61,243

Operating and maintenance	362	6,977	2,091	32,855
Interest expense	45	1,543	(86)	10,179
Depreciation and amortization	50	1,404	1,331	7,270
Total expenses	457	9,924	3,336	50,304
Income from discontinued operations before minority interest and loss on disposition of property	260	3,541	2,181	10,939
Minority interest in operating partnerships	(74)	(1,017)	(626)	(3,491)
Income from discontinued operations	$186	$2,524	$1,555	$7,448

13.	Commitments and Contingencies

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

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (54% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 8 years.

Guarantees

As of September 30, 2007, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed the Low Income Housing Tax Credits to limited partners for a remaining period of seven years totaling approximately $3,000.  As of September 30, 2007, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except share and per share data)

14.           Subsequent Events

On November 1, 2007, the Company acquired a 312 unit community in Baltimore, MD for a total purchase price of $32,392.  Consideration for the purchase included the assumption of an existing $13,136 fixed-rate mortgage at an interest rate of 5.25% maturing on March 1, 2028, $9,066 in 181,552 OP Units and the balance paid in cash.  For purposes of determining the number of OP Units issued, a value of $62.17 per unit was set when the transaction was negotiated in the first quarter of 2007.

On November 2, 2007, the Board of Directors approved a dividend of $0.66 per share on the Company’s common stock for the quarter ended September 30, 2007.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable November 27, 2007 to shareholders of record on November 16, 2007.

HOME PROPERTIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

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

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition and development of additional properties, stock repurchases and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.  Management anticipates the acquisition of communities of approximately $200 million in 2007, $162 million of which were closed through November 1, 2007, although there can be no assurance that additional acquisitions will actually occur.

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

As of September 30, 2007, the Company had an unsecured line of credit agreement with M&T Bank of $140 million which expires September 1, 2008.  The Company has had no occurrences of default through September 30, 2007.  The Company had no outstanding balance as of September 30, 2007.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate of 5.12% at September 30, 2007.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  At September 30, 2007, the Company owned 23 properties with 5,184 apartment units which were unencumbered by debt.

During the first quarter of 2007, the Company repaid debt on two mortgages in the amount of $20.5 million.  The retired debt included a $17.0 million mortgage which bore an interest rate of 8.70% and a $3.5 million mortgage with a rate of 6.13%.

During the second quarter of 2007, the Company repaid one mortgage of $4.6 million which bore an interest rate of 7.88%.  In addition, the Company repaid four loans on a single property totaling $27.3 million.  The loans were part of a swap transaction that mitigated credit risk by effectively converting the variable rate mortgages to fixed rates.  An eleven-year mortgage in the amount of $53.5 million was placed on the property with interest only payments for the first ten years at a fixed rate of 5.49% and a variable rate thereafter.  The Company entered into a new mortgage for a previously unencumbered property for $47.0 million with interest only payments for ten years at an interest rate of 5.61%.  In connection with the acquisition of a property, the Company assumed a mortgage in the amount of $3.9 million with an interest rate of 5.60% maturing in 2034.

During the third quarter of 2007, the Company repaid debt on two mortgages in the amount of $20.0 million.  The retired debt included a $17.8 million mortgage which bore an interest rate of 8.23% and a $2.2 million mortgage with a rate of 7.50%.  The latter was repaid in connection with a sale. The Company entered into a third mortgage for a previously encumbered property for $26.0 million with an interest rate of 6.07% and an eleven year term.

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

During the third quarter of 2007, the Company closed on three separate sale transactions, with a total of 775 units, for $90.6 million.  A gain on sale of approximately $28 million, before the allocation of minority interest, was recorded in the third quarter related to these sales.  The weighted average first year capitalization rate projected on these dispositions is 5.9%.

Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $166 million in 2007, $91 million of which were closed during the first nine months of 2007, although there can be no assurance that additional dispositions will actually occur.

During 2006, the Company sold 39 communities for a total sales price of $495.3 million.  The Company was able to sell these properties at an average capitalization rate of 7.6% and reinvest in the acquisition of properties with more growth potential at an expected first year cap rate of 6.4%.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.    During the first nine months of 2007, the Company issued $27.5 million in 453,311 UPREIT Units as consideration for two acquired properties.  During 2006, the Company issued $20.4 million in 343,393 UPREIT Units as consideration for two acquired properties.

The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuance.  From December 27, 2006 through September 25, 2007, the Company met demand by issuing new shares.  As of September 26, 2007, the Company switched to meeting demand through share repurchases by the transfer agent in the open market on the Company's behalf.

Management monitors the relationship between the Company's stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little "dilution" of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during the nine months ended September 30, 2007 or the year ended December 31, 2006.

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

In March 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"), with a $25.00 liquidation preference per share.  This offering generated net proceeds of approximately $58.1 million.  The net proceeds were used to fund the Series B preferred stock repurchase, property acquisitions, and property upgrades.  Each Series F Preferred share received an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).  The Series F Preferred Shares were redeemed by the Company on March 26, 2007 at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $390.  In accordance with the SEC’s clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the initial offering costs of $1.9 million associated with the issuance of the Series F Preferred Shares were written-off in the first quarter of 2007, and are reflected as a reduction of net income available to common stockholders in determining earnings per share for the nine months ended September 30, 2007.

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  During the three months ended March 31, 2007, 109,000 shares were repurchased for $6.0 million by the Company.  There were no share repurchases under the Company Program during the three months ended June 30, 2007.  During the three months ended September 30, 2007, 317,700 shares were repurchased for $15.7 million by the Company.  At September 30, 2007, the Company had authorization to repurchase an additional 2,179,748 shares/units.  The Company will continue to monitor stock prices, the net asset value, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.

As of September 30, 2007, the weighted average rate of interest on the Company’s total indebtedness of $2.2 billion was 5.6% with staggered maturities averaging approximately seven years.  Approximately 99% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The Company’s cash provided by operating activities was $121 million for the nine months ended September 30, 2007 compared to $116 million for the same period in 2006.  The change is primarily due to $20 million higher income from continuing operations before depreciation expense in the 2007 period due in part to an increase in total revenues of $52 million only partially offset by expense increases of $32 million.  Income from discontinued operations decreased by $9 million for the nine months ended September 30, 2007 as compared to the same period of 2006 due to more property dispositions occurring in 2006.

Cash used in investing activities was $82 million for the nine months ended September 30, 2007 compared to $92 million provided by investing activities for the same period in 2006.  The change of $174 million is primarily due to the sale of a 19 property portfolio in the 2006 period resulting in proceeds of $230 million compared to proceeds of $89 million from 3 properties sold in 2007, an increase of $77 million used for purchase of properties in 2007; partially offset by $8 million lower normal capital expenditures on owned properties in 2007 and a $41 million change in the funds held in escrow account between periods.

Cash used in financing activities was $134 million for the nine months ended September 30, 2007 compared to $206 million for the same period in 2006.  The $72 million decrease between periods is primarily due to $64 million lower stock buybacks, proceeds from net mortgage activity that were $58 million higher, a $22 million decrease in the net draw down on the line of credit; partially offset by $60 million of cash used to repurchase the Series F Preferred Shares and a $15 million decrease in cash provided by the exercise of stock options in 2007.

Variable Interest Entities

Effective March 31, 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements (“FIN 46R”).  The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE").

The Company is the general partner in one VIE syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to its limited partner.  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the consolidated balance sheet as of September 30, 2007 is an increase in "Total assets" of $19.4 million, an increase in "Total liabilities" of $17.5 million, and an increase in "Minority interest" of $1.9 million. Of the $17.5 million increase in "Total liabilities," $16.6 million represents non-recourse mortgage debt.

The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners totaling approximately $3 million.  With respect to the low income housing credits, the Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantee.

Acquisitions and Dispositions

On February 2, 2007, the Company acquired two land parcels located in Silver Spring, MD and Alexandria, VA from a single seller for total consideration of $46.5 million.  The transaction was funded in cash.  Both parcels are entitled for development.  The projects are fully designed and have obtained all discretionary approvals.  Construction on both projects has started, with initial occupancy anticipated in 2009.

On February 15, 2007, the Company acquired two communities in unrelated transactions:  The Townhomes of Beverly (204 units) in Beverly, MA for $36.4 million and Jacob Ford Village (270 units) in Morristown, NJ for $26.7 million.  Consideration for Jacob Ford Village included $22.3 million consisting of 358,476 UPREIT Units with the balance paid in cash.  The Townhomes of Beverly was purchased with cash.

On March 28, 2007, the Company purchased Fox Hall Apartments (720 units) in Baltimore, MD for a total purchase price of $62.2 million.  The transaction was funded through the Company’s line of credit in the amount of $57.1 million and $5.1 million in 94,835 UPREIT Units.

On April 30, 2007, the Company acquired Westwoods (35 units) in Randolph, MA, for $4.0 million, including closing costs.  Consideration for the purchase was the assumption of an existing $3.9 million fixed rate mortgage at an interest rate of 5.6% maturing on June 1, 2034 (fair market value of $3.7 million) with the balance paid in cash.

On July 12, 2007, the Company sold Brittany Place Apartments (591 units) in Greenbelt, Maryland for $74.1 million.  A gain on sale of approximately $21.4 million, before the allocation of minority interest, was recorded in the third quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition is 5.7%.

On August 20, 2007, the Company sold Executive House Apartments (100 units) near Philadelphia, PA for $9.6 million.  A gain on sale of approximately $4.0 million, before the allocation of minority interest, was recorded in the third quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition is 6.4%.

On September 18, 2007, the Company sold Shakespeare Park Apartments, (84 units) near Baltimore, MD for $6.9 million.  A gain on sale of approximately $2.6 million, before the allocation of minority interest, was recorded in the third quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition is 7.3%.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company’s line of credit matures in September 2008 and had no balance outstanding at September 30, 2007.  The $2.0 billion in mortgage notes payable have varying maturities ranging from 1 to 34 years.  The weighted average interest rate of the Company's secured fixed rate notes was 5.75% and 5.77% at September 30, 2007 and December 31, 2006, respectively.  The weighted average interest rate of the Company's variable rate notes and credit facility was 5.15% and 4.95% at September 30, 2007 and December 31, 2006, respectively.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value (to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share) subject to adjustment.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

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

As discussed in the section entitled "Variable Interest Entities," the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Capital Improvements    (dollars in thousands, except unit and per unit data)

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

The Company estimates that on an annual basis $760 and $525 per unit is spent on recurring capital expenditures in 2007 and 2006, respectively.  During the three months ended September 30, 2007 and 2006, approximately $190 per unit and $131 per unit, respectively, was estimated to be spent on recurring capital expenditures.  For the nine months ended September 30, 2007 and 2006, approximately $570 per unit and $393 per unit, respectively, was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2007 and 2006 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and nine months ended September 30, 2007 as follows:

	For the three months ended September 30,
	2007						2006
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$306	$8	$306	$8	$322	$10
Major building improvements	1,107	31	3,369	91	4,476	122	3,328	100
Roof replacements	307	8	467	13	774	21	854	26
Site improvements	400	11	2,560	69	2,960	80	2,099	63
Apartment upgrades	973	26	5,329	143	6,302	169	4,119	124
Appliances	1,129	31	8	-	1,137	31	918	28
Carpeting/flooring	2,288	61	1,231	33	3,519	94	2,602	78
HVAC/mechanicals	642	16	2,980	80	3,622	96	3,605	108
Miscellaneous	223	6	286	8	509	14	740	22
Totals	$7,069	$190	$16,536	$445	$23,605	$635	$18,587	$559

(a)
Calculated using the weighted average number of units owned, including 32,910 core units, 2006 acquisition units of 3,067, and 2007 acquisition units of 1,229 for the three months ended September 30, 2007 and 32,910 core units and 2006 acquisition units of 442 for the three months ended September 30, 2006.

	For the nine months ended September 30,
	2007						2006
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
New buildings	$-	$-	$1,428	$39	$1,428	$39	$1,850	$56
Major building improvements	3,291	90	9,029	245	12,320	335	12,138	367
Roof replacements	913	25	1,537	41	2,450	66	2,111	64
Site improvements	1,189	32	4,584	124	5,773	156	5,595	169
Apartment upgrades	3,255	89	11,316	306	14,571	394	11,026	333
Appliances	2,851	78	-	-	2,851	78	2,637	80
Carpeting/flooring	6,804	185	1,601	43	8,405	228	6,443	195
HVAC/mechanicals	1,909	52	6,467	174	8,376	226	8,379	253
Miscellaneous	664	19	1,633	43	2,297	62	2,394	72
Totals	$20,876	$570	$37,595	$1,015	$58,471	$1,584	$52,573	$1,589

(b)
Calculated using the weighted average number of units owned, including 32,910 core units, 2006 acquisition units of 3,067, and 2007 acquisition units of 902 for the nine months ended September 30, 2007 and 32,910 core units and 2006 acquisition units of 177 for the nine months ended September 30, 2006.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:
	For the three months ended September 30,
	2007						2006
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(c)	Cap Ex	Unit(c)	Improvements	Unit(c)	Improvements	Unit(c)
Core Communities	$6,252	$190	$13,388	$407	$19,640	$597	$18,527	$563
2007 Acquisition Communities	234	190	668	544	902	734	-	-
2006 Acquisition Communities	583	190	2,480	809	3,063	999	60	136
Sub-total	7,069	190	16,536	445	23,605	635	18,587	559
2007 Disposed Communities	39	190	38	185	77	375	1,138	1,468
2006 Disposed Communities	-	-	-	-	-	-	1,136	249
Corporate office expenditures(1)	-	-	-	-	703	-	971	-
Totals	$7,108	$190	$16,574	$442	$24,385	$632	$21,832	$538

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures includes principally computer hardware, software and office furniture and fixtures.

(c)
Calculated using the weighted average number of units owned, including 32,910 core units, 2006 acquisition units of 3,067, and 2007 acquisition units of 1,229 for the three months ended September 30, 2007 and 32,910 core units and 2006 acquisition units of 442 for the three months ended September 30, 2006.

	For the nine months ended September 30,
	2007						2006
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(d)	Cap Ex	Unit(d)	Improvements	Unit(d)	Improvements	Unit(d)
Core Communities	$18,614	$570	$32,110	$971	$50,724	$1,541	$52,428	$1,593
2007 Acquisition Communities	514	570	671	743	1,185	1,313	-	-
2006 Acquisition Communities	1,748	570	4,814	1,570	6,562	2,140	145	819
Sub-total	20,876	570	37,595	1,015	58,471	1,584	52,573	1,589
2007 Disposed Communities	332	570	384	658	716	1,228	2,285	2,948
2006 Disposed Communities	-	-	-	-	-	-	6,580	832
Corporate office expenditures(1)	-	-	-	-	2,413	-	2,934	-
Totals	$21,208	$570	$37,979	$1,014	$61,600	$1,580	$64,372	$1,471

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures includes principally computer hardware, software and office furniture and fixtures.

(d)
Calculated using the weighted average number of units owned, including 32,910 core units, 2006 acquisition units of 3,067, and 2007 acquisition units of 902 for the nine months ended September 30, 2007 and 32,910 core units and 2006 acquisition units of 177 for the nine months ended September 30, 2006.

Results of Operations    (dollars in thousands, except unit and per unit data)

Summary of Core Properties

The Company had 110 apartment communities with 32,910 units which were owned during the three and nine months being presented (the "Core Properties").  The Company has acquired/developed an additional 14 apartment communities with 4,560 units during 2007 and 2006 (the "Acquisition Communities").  The Company disposed of 3 apartment communities with a total of 775 units during 2007 (the “2007 Disposed Communities”).  The Company disposed of 39 apartment communities with a total of 9,705 units during 2006 (the “2006 Disposed Communities”).  The results of these disposed properties have been classified as discontinued operations and are not included in the table below.  The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three and nine months ended September 30, 2007.  In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income from Core Properties is as follows:

	Three Months				Nine Months
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Rent	$102,774	$100,365	$2,409	2.4%	$305,714	$298,744	$6,970	2.3%
Utility recovery revenue	2,661	2,176	485	22.3%	12,253	5,845	6,408	109.6%
Rent including recoveries	105,435	102,541	2,894	2.8%	317,967	304,589	13,378	4.4%
Property other income	4,530	4,846	(316)	(6.5%)	13,364	13,591	(227)	(1.7%)
Total revenue	109,965	107,387	2,578	2.4%	331,331	318,180	13,151	4.1%
Operating and maintenance	(43,858)	(43,706)	(152)	(0.3%)	(137,644)	(134,669)	(2,975)	(2.2%)
Net operating income	$66,107	$63,681	$2,426	3.8%	$193,687	$183,511	$10,176	5.5%

A summary of the net operating income from continuing operations is as follows:

	Three Months				Nine Months
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Rent	$118,108	$103,531	$14,577	14.1%	$349,408	$305,075	$44,333	14.5%
Utility recovery revenue	2,898	2,188	710	32.4%	13,308	5,863	7,445	127.0%
Rent including recoveries	121,006	105,719	15,287	14.5%	362,716	310,938	51,778	16.7%
Property other income	5,140	4,910	230	4.7%	14,966	13,717	1,249	9.1%
Total revenue	126,146	110,629	15,517	14.0%	377,682	324,655	53,027	16.3%
Operating and maintenance	(51,151)	(44,632)	(6,519)	(14.6%)	(157,731)	(137,991)	(19,740)	(14.3%)
Net operating income	$74,995	$65,997	$8,998	13.6%	$219,951	$186,664	$33,287	17.8%

Net operating income (“NOI”) may fall within the definition of "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company's apartment properties.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company also uses this measure to compare its performance to that of its peer group.

Comparison of three months ended September 30, 2007 to the same period in 2006

Of the $15,287 increase in rental income including utility recoveries, $12,393 is attributable to the Acquired Communities; and $2,894 is from the Core Properties, as the result of an increase of 2.5% in weighted average rental rates (including utility reimbursements), and an increase of 0.3% in occupancy which was 95.0% for the 2007 period.  Occupancy is defined as total possible rental income, net of vacancy, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Included in the Core increase is $485 which represents increased utility recovery charges compared to 2006 attributable to the Company’s water & sewer and heat & electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the early part of the third quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $230.  Of this increase, $546 is attributable to the Acquired Communities and partially offset by a $316 decrease in Core Properties.  The decrease in Core Properties is due primarily to a reduction of corporate apartments in the Long Island region.

Interest income decreased $157 due to a lower level of interest-bearing deposits compared to 2006.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, decreased by $1,463.  This is primarily due to a reduction in post closing consultation fees earned in connection with the significant second quarter 2006 property dispositions compared to the lower fees realized in 2007.  Also contributing to the decrease is a reduction in management fee income resulting from the acquisition of Mount Vernon Square at the end of 2006, which was previously being managed by the Company.

Of the $6,519 increase in operating and maintenance expenses, $5,939 is attributable to the Acquired Communities, $152 is attributable to the Core Properties and $428 is attributable to the consolidation of the VIE reflecting a non-recurring property tax adjustment that occurred in the third quarter of 2006.  The Core Properties increase is driven by increases in property insurance, personnel costs and real estate taxes; mostly offset by a reduction to repairs & maintenance.  Property insurance had a negative variance of $1,024, or 65.0%.  The current quarter included an additional charge from increasing the self-insurance reserves by $425, with no reserve adjustments a year ago.  Therefore the normal increase was still 38.0%, consistent with the 40% experienced in the first half of 2007 before any reserve adjustments.  Personnel costs are up $383, or 4.0%.  The increase was due in part to health insurance and workers compensation self-insurance reserves which were increased a net $57 in 2007.  In 2006, we were able to decrease our health insurance reserve by $150, netting out to a $207 difference between periods.  Before reserve adjustments, personnel costs were up only 1.8%.  Real estate taxes were up $399, or 3.8%.  There were some properties with larger than normal increases; partially offset by decreases from successful assessment challenges.

Repairs & maintenance is down $1,772, or 21.8%, over the prior year period due primarily to recoveries from insurance claims of $1,272 realized in the current period and timing differences in the prior year whereby the third quarter of 2006 realized a higher level of spending.  Natural gas heating costs were down $21, or 1.2%, from a year ago, due mostly from decreases in natural gas pricing; partially offset by a small increase in overall consumption.  For the third quarter 2007 our natural gas weighted average cost was $8.43 per decatherm compared to $9.02 for the 2006 period, a 6.5% decrease.

General and administrative expense increased in 2007 by $552, or 9.8%.  General and administrative expenses as a percentage of total revenues were 4.9% for 2007 as compared to 4.5% for 2006.  If not for $520 in one-time costs incurred in pursuing a transaction that was not completed and therefore expensed in 2007, the general and administrative expense as a percentage of total revenues would have been 4.5% in 2007.  The current quarter realized a $101, or 21.5%, decrease in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.  Finally, in support of the Company’s growing investment in constructing new apartment communities, the ramp-up of the development department accounted for a $126 increase between periods.

Interest expense increased by $3,256 in 2007 primarily as a result of interest expense on the exchangeable senior notes as well as new debt on the Acquisition Communities; partially offset by lower line of credit interest due to lower borrowing levels in 2007.

Depreciation and amortization expense increased $4,406 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended September 30, 2007 are the operating results, net of minority interest, of the 2007 Disposed Communities.  Included in discontinued operations for the three months ended September 30, 2006 are the operating results, net of minority interest, of the 2007 Disposed Communities and the 2006 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Comparison of nine months ended September 30, 2007 to the same period in 2006

Of the $51,778 increase in rental income including utility recoveries, $38,400 is attributable to the Acquired Communities; and $13,378 is from the Core Properties, as the result of an increase of 4.4% in weighted average rental rates (including utility reimbursements), with no change in occupancy which was 94.8% for both periods.  Included in the Core increase is $6,408 which represents increased utility recovery charges compared to 2006 attributable to the Company’s water & sewer and heat & electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the early part of the third quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $1,249.  Of this increase, $1,476 is attributable to the Acquired Communities partially offset by a $227 decrease in Core Properties.  The decrease in Core Properties is due to a reduction of corporate apartments in the Long Island region.

Interest income increased $923 due to a higher level of invested excess cash on hand available from sale proceeds of the 2006 Disposed Communities and proceeds from exchangeable senior notes awaiting reinvestment into replacement property, both occurring in the first quarter of 2007; plus sale proceeds of the 2007 Disposed Communities occurring in the third quarter of 2007.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, decreased by $1,651.  This is primarily due to a reduction in management fee income resulting from the acquisition of Mount Vernon Square at the end of 2006, which was previously being managed by the Company and a decrease in post closing consultation fees earned in connection with the significant second quarter 2006 property dispositions.

Of the $19,740 increase in operating and maintenance expenses, $16,765 is attributable to the Acquired Communities and $2,975 is attributable to the Core Properties.  The Core Properties increase is driven by increases in personnel costs, property insurance and real estate taxes, partially offset by recoveries from insurance claims realized in the third quarter of 2007.  Personnel costs are up $2,078, or 7.3%.  An increase of $859 occurred in health insurance and workers compensation reserves.  In 2007, reserves were increased by $285 as compared to 2006, where we were able to decrease our health insurance reserves by $574, netting out to an $859 difference between periods. Salary and wage costs were up 3.1% or $834, which represents the overall increase in rates between periods.  Real estate taxes were up $1,043, or 3.4%.  The contributing factor was $555 in refunds received all in the second quarter of 2006 from successful tax assessment appeals which did not occur in the 2007 period.  Without the impact of refunds, taxes would have been up only $488, or 1.6%, which reflects continued efforts in 2007 to reduce assessments.  Property insurance had a negative variance of $1,536, or 29.7%.  The current period included an overall increase in self-insurance reserves of $257 as compared to a $522 increase to the reserves a year ago.  Therefore the normal increase was $1,801, or 34.8%, which is consistent with the 40% experienced in the first half of 2007 before any reserve adjustments.

General and administrative expense increased in 2007 by $927, or 5.5%.  General and administrative expenses as a percentage of total revenues were 4.6% for 2007, compared to 4.3% for 2006.  If not for $520 in one-time uncompleted transaction costs expensed in the third quarter of 2007, the general and administrative expense as a percentage of total revenues would have been 4.5% in 2007.  Additionally, the ramp-up of the development department accounted for a $313 increase.  A decrease of $319, or 23.9%, was realized in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense increased by $11,424 in 2007 primarily a result of interest expense on the exchangeable senior notes as well as new debt on the Acquisition Communities.

Depreciation and amortization expense increased $14,278 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the nine months ended September 30, 2007 are the operating results, net of minority interest, of the 2007 Disposed Communities, and the residual operating results, net of minority interest, of the 2006 Disposed Communities that were sold in December 2006.  Included in discontinued operations for the nine months ended September 30, 2006 are the operating results, net of minority interest, of the 2007 Disposed Communities and the 2006 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three and nine months ended September 30, 2007 and 2006 are presented below (in thousands):

	Three Months		Nine Months
	2007	2006	2007	2006
Net income available to common shareholders	$28,615	$10,361	$42,395	$25,502
Real property depreciation and amortization	27,453	24,477	82,623	74,016
Minority interest	3,354	3,237	8,454	6,866
Minority interest – income from discontinued operations	74	1,017	626	3,491
Loss (gain) on disposition of discontinued operations	(19,995)	200	(19,747)	(2,161)
FFO – Basic as defined above	39,501	39,292	114,351	107,714
Loss from early extinguishment of debt in connection with sale of real estate	-	-	-	2,970
FFO – Basic as adjusted by the Company	39,501	39,292	114,351	110,684
Convertible preferred dividends (2)	-	-	-	-
FFO – Diluted	$39,501	$39,292	$114,351	$110,684
Weighted average common shares/units outstanding (1):
Basic	46,710.4	46,765.2	46,611.7	47,495.8
Diluted (2)	47,301.1	47,532.5	47,341.0	48,144.6

(1)	The calculation assumes the conversion of dilutive common stock equivalents including convertible preferred stock and the conversion of all UPREIT Units to common shares.

(2)	There was no convertible preferred stock outstanding during the periods presented.

All REITs may not be using the same definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

The Credit Agreement relating to the Company’s line of credit provides for the Company to maintain certain financial ratios and measurements. The Company was in compliance with these financial covenants for the period ended September 30, 2007.  The line of credit has not been used for long-term financing but adds a certain amount of flexibility, especially in meeting the Company's acquisition goals.  Many times it is easier to temporarily finance an acquisition or stock repurchases by short-term use of the line of credit, with long-term secured financing or other sources of capital replenishing the line of credit availability.

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

Declaration of Dividend

On November 2, 2007, the Board of Directors approved a dividend of $0.66 per share on the Company’s common stock for the quarter ended September 30, 2007.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable November 27, 2007 to shareholders of record on November 16, 2007.

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

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  The Company reviewed its current tax positions for any potential uncertain tax positions that would qualify under FIN 48.  The adoption of FIN 48 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008.  Management is currently evaluating the impact, if any, that SFAS 157 will have on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option granted in SFAS 159.  Excluded from the scope of SFAS 159 are real estate assets and interests in VIE’s.  Management is currently evaluating the impact, if any, this pronouncement will have on the Company’s results of operations, financial position or liquidity.

HOME PROPERTIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At September 30, 2007 and December 31, 2006, approximately 99% of the Company’s debt bore interest at fixed rates for both periods.  At September 30, 2007 and December 31, 2006, approximately 89% of the Company’s debt was secured and bore interest at fixed rates with a weighted average maturity of approximately 6 years, for both periods, and a weighted average interest rate of approximately 5.75% and 5.77%, respectively, including the $28 million of secured debt which was swapped to a fixed rate at December 31, 2006.  The remainder of the Company’s secured debt bears interest at variable rates with a weighted average maturity of approximately 20 and 21 years and a weighted average interest rate of 5.15% and 4.95%, respectively.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At September 30, 2007 and December 31, 2006, the fair value of the Company’s fixed and variable rate secured debt, including the $28 million of secured debt which was swapped to a fixed rate at December 31, 2006, amounted to a liability of $1.96 billion and $1.93 billion, respectively, compared to its carrying amount of $1.96 billion and $1.92 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at September 30, 2007 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $1.88 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2007, the Company had no other material exposure to market risk.

HOME PROPERTIES, INC.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the officers who certify the Company’s financial reports and to the other members of senior management and the Board of Directors.

The principal executive officer and principal financial officer evaluated, as of September 30, 2007, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company has not identified any material weaknesses in its internal controls.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2006. There have been no material changes in these risk factors during the nine months ended September 30, 2007 and through the date of this report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event, the common stock used to pay the exercise price and tax withholding is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2006, the Company had authorization to repurchase 2,606,448 shares of common stock and UPREIT Units under the Company Program.  During 2007, the Company repurchased 426,700 shares at a cost of $21,742,248.  The following table summarizes the total number of shares/units repurchased by the Company during the three months ended September, 2007:

				Maximum
	Total	Average	Total shares/units	shares/units
	shares/units	price per	purchased as part of	available under
Period	purchased(1) (2)	share/unit	Company Program	Company Program

Balance July 1, 2007:				2,497,448
July 2007	-	-	-	2,497,448
August 2007	-	-	-	2,497,448
September 2007	320,184	$49.59	317,700	2,179,748
Total Third Quarter 2007	320,184	$49.59	317,700	2,179,748

(1)
During the three months ended September 30, 2007, and as permitted by the Company’s stock option plans, 2,448 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise and tax withholding.  These shares were returned to the status of authorized but unissued shares.

(2)
During the three months ended September 30, 2007, the Company repurchased 36 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's Dividend Reinvestment Plan, which are included in this table.

ITEM 6.                      EXHIBITS

Exhibit 10.1	Amendment Nos. Ninety-One and Ninety-Two to the Second Amended and Restated Limited Partnership Agreement*
Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

  *Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date: November 9, 2007

By: /s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date: November 9, 2007

By: /s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer