Form 10-K
period 2007-12-31
HOME PROPERTIES INC
filed 2008-02-29
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

COMMISSION FILE NUMBER:  1-13136

HOME PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	16-1455126
(State of incorporation)	(I.R.S. Employer Identification No.)

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

_____________________________
(Title of class)

_____________________________
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☑	No	☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	☐	No	☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☑

The aggregate market value of the shares of common stock held by non-affiliates (based on the closing sale price on the New York Stock Exchange) on June 30, 2007, was approximately $1,708,100,000.

As of February 22, 2008, there were 32,619,928 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2008	Part III

HOME PROPERTIES, INC.

This page intentionally left blank.

PART I

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward Looking Statements" on page 53 of this Form 10-K.

Item 1.     Business

The Company

Home Properties, Inc. ("Home Properties" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that owns, operates, acquires, develops and rehabilitates apartment communities.  The Company's properties are regionally focused, primarily in selected Northeast, Mid-Atlantic and Southeast Florida markets along the East Coast of the United States.  The Company was formed in November 1993 to continue and expand the operations of Home Leasing Corporation ("Home Leasing").  The Company completed an initial public offering of 5,408,000 shares of common stock (the "IPO") on August 4, 1994.

The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership and a management company – Home Properties Resident Services, Inc. ("HPRS"), which is a Maryland corporation.  At December 31, 2007, the Company held 70.8% (71.4% at December 31, 2006) of the limited partnership units in the Operating Partnership ("UPREIT Units").  Formerly, a portion of the Company’s business was also conducted by Home Properties Management, Inc. (“HP Management”), also a Maryland corporation, which was merged into HPRS on November 21, 2006.

Home Properties, through its affiliates described above, as of December 31, 2007, operated 125 communities with 38,646 apartment units. Of these, 37,496 units in 123 communities are owned outright (the "Owned Properties"), 868 units in one community are managed and partially owned by the Company as general partner, and 282 units in one community are managed for other owners (collectively, the "Managed Properties").

The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

	Apts.	Apts. Managed As	Apts.	Apt.
Market Area	Owned	General Partner	Fee Managed	Totals
Suburban Washington, D.C.	8,988	-	-	8,988
Suburban New York City	8,535	-	-	8,535
Baltimore, MD	7,346	-	282	7,628
Philadelphia, PA	6,452	-	-	6,452
Boston, MA	2,382	-	-	2,382
Chicago, IL	2,242	-	-	2,242
Southeast Florida	836	-	-	836
Portland, ME	715	-	-	715
Columbus, OH	-	868	-	868
Total Number of Units	37,496	868	282	38,646
Total Number of Communities	123	1	1	125

The Company's mission is to maximize long-term shareholder value by acquiring, repositioning, developing and managing market-rate apartment communities while enhancing the quality of life for its residents and providing employees with opportunities for growth and accomplishment.  Our vision is to be a prominent owner and manager of market-rate apartment communities, located in selected high barrier, high growth, East Coast markets.  The areas we have targeted for growth are the Baltimore, Boston, New York City, Philadelphia, Southeast Florida and

Washington, D.C. regions.  We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

The Company's business strategies include:  (i) aggressively managing and improving its communities to achieve increased net operating income; (ii) acquiring additional apartment communities with attractive returns at prices that provide a positive spread over the Company's long-term cost of capital; (iii) developing new apartment communities on raw land, on land adjacent to existing owned communities, and where there are density opportunities to replace existing garden apartments with mid- or high-rise structures; (iv) disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has slowed to a pace below the markets targeted for acquisition; and (v) maintaining a strong and flexible capital structure with cost-effective access to the capital markets.

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership.  On December 31, 2007, it held a 70.8% partnership interest in the Operating Partnership comprised of: 1) a 1.0% interest as sole general partner; and 2) a 69.8% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  The holders of the remaining 29.2% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers and directors of the Company.

The Operating Partnership is a New York limited partnership formed in December 1993.  Holders of UPREIT Units in the Operating Partnership may redeem an UPREIT Unit for one share of the Company's common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company.  Management expects that it will continue to utilize UPREIT Units as a form of consideration for a portion of its acquisition properties when it is economical to do so.

HPRS is and HP Management was, prior to its merger into HPRS in November 2006, a wholly owned subsidiary of the Company, and as a result, the accompanying consolidated financial statements include the accounts of both companies.  HPRS is and HP Management was, a taxable REIT subsidiary under the Tax Relief Extension Act of 1999.  HP Management was formed in January 1994 and HPRS was formed in December 1995.  Both companies managed, for a fee, certain of the commercial, residential and development activities of the Company and provided construction, development and redevelopment services for the Company.  After the Company’s sale and transfers of its affordable management properties and commercial management contracts, the amount of activity in HPRS and HP Management was minimal in 2006 and HP Management therefore was merged into HPRS.

In September 1997, Home Properties Trust ("QRS") was formed as a Maryland real estate trust and as a qualified REIT subsidiary.  The QRS is wholly owned by Home Properties I, LLC which is owned 100% by the Company.   The QRS is a limited partner of the Operating Partnership and holds all of the Company’s interest in the Operating Partnership, except for the 1% held directly by the Company as sole general partner.

The Company currently has approximately 1,200 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604.  Its telephone number is (585) 546-4900.

Operating Strategies

The Company will continue to focus on enhancing investment returns by:  (i) developing new apartments and acquiring apartment communities and repositioning those apartment communities for long-term growth at prices that provide a positive spread over the Company's long-term cost of capital; (ii) recycling assets by disposing of properties in low growth markets and those that have reached their potential or are less efficient to operate due to size or remote location; (iii) balancing its decentralized property management philosophy with the efficiencies of centralized support functions and accountability including rent optimization and volume purchasing; (iv) enhancing the quality of living for the Company's residents by improving the service and physical amenities available at each community every year; (v) adopting new technology so that the time and cost spent on administration can be minimized while the time spent attracting and serving residents can be maximized; (vi) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company has built its brand recognition; and (vii) focusing on reducing expenses while constantly improving the level of service to residents.

The Company has a strategy of acquiring and repositioning mature C to B- apartment properties.  Since its 1994 IPO, the Company has acquired and repositioned 195 communities, containing more than 53,000 units.  The rehabilitation and revitalization process requires a minimum 9% return on repositioning investments which is often greatly exceeded.  Extensive experience and expertise in repositioning has helped the Company build significant internal design and construction management skills.   The complete initial repositioning of a community can take place over a five to seven year period.  The comprehensive process typically begins with improvements in landscaping, signage and common areas.  This increases curb appeal and marketability of the property.  Deferred maintenance is corrected which can include new HVAC systems, roofs, new balconies and windows.  At many properties, community centers and swimming pools are added or upgraded.  Apartment interiors are renovated when residents move out with the most significant investments made in upgrading kitchens and baths.  Complete remodeling of dated kitchens and bathrooms typically include new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets.  It may include the removal of kitchen walls to open up the living area.  Where feasible, in-unit washers and dryers are added.   Repositioning efforts upgrade properties that were C to B- level when acquired to the B to B+ level, which over time significantly increases the property’s rental income, net operating income and market value.

Acquisition and Sale Strategies

The Company's strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that have significant barriers to new construction, limited new apartment supply, easy access to the Company's headquarters and enough apartments available for acquisition to achieve a critical mass.  Targeted markets also possess other characteristics, including acquisition opportunities below replacement costs, a mature housing stock, high average single-family home prices, a favorable supply/demand relationship, stable or moderate job growth, reduced vulnerability to economic downturns and large prime renter populations including immigrants, Echo Boomers (the children of the Baby Boomers born from 1977 to 1994) and seniors (> 55 years old).  The Company currently expects that its growth will be focused primarily within suburban sub-markets of selected metropolitan areas within the Northeast, Mid-Atlantic and Southeast Florida regions of the United States where it has already established a presence.  The largest metropolitan areas the Company will focus on include Baltimore, Boston, New York City, Philadelphia, Southeast Florida, and Washington, D.C.  The Company may expand into new markets that possess the characteristics described above.  Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties.  The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios.  It may also consider strategic investments in other apartment companies, as well as strategic alliances, such as joint ventures.  The Company has anticipated closing on acquisitions of $150 million in its budget for 2008.

During 2007, the Company acquired five communities with a total of 1,541 units for an aggregate consideration of $161.5 million, or an average of approximately $104,800 per apartment unit.  The weighted average expected first year capitalization rate for the acquired communities was 5.9%.  Capitalization rate ("cap rate") is defined as the rate of interest used to convert the first year expected net operating income ("NOI") less a 3.0% management fee into a single present value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.  The acquisitions were concentrated in Boston, Baltimore and New Jersey.

During 2007, the Company completed the sale of five communities with a total of 1,084 units for an aggregate consideration of $129.5 million, at a weighted average expected first-year cap rate of 5.9%.  The Company reinvested the net proceeds from those properties of approximately $119.2 million, which were expected to produce a weighted average unleveraged internal rate of return ("IRR") of 5.1%, with the purchase of properties expected to produce an unleveraged IRR of 8.1%.  IRR is defined as the discount rate at which the present value of the future cash flows of the investment is equal to the cost of the investment.  Two of the properties sold were originally acquired through transactions where the sellers received UPREIT Units as consideration in order to provide them with the opportunity to defer tax obligations.  We refer to these transactions as "UPREIT transactions."  Generally, in UPREIT transactions, the Company has made certain commitments to the sellers regarding the Company's sale of the property.  As a result, a tax deferred Section 1031 exchange was used to continue to defer taxable gains of the UPREIT investor on one of the properties.  On the other property, a tax indemnity payment of approximately $195,000 will be made to the UPREIT investor.

The Company has targeted additional communities for sale and will continue to evaluate the sale of other of its communities.  Typically, a property will be targeted for sale if management is of the opinion that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.  A certain number of the properties may originally have been acquired through UPREIT transactions.  Therefore, those sales will have to be matched with suitable acquisitions using a tax deferred exchange.  The Company has anticipated closing on sales of $180 million in its budget for 2008.

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

On December 31, 2007, the Company's debt was approximately $2.2 billion and the debt-to-total market capitalization ratio was 51.3% based on the year-end closing price of the Company's common stock of $44.85.  The weighted average interest rate on the Company's mortgage debt as of December 31, 2007 was 5.7% and the weighted average maturity was approximately six and one-half years.  Debt maturities are staggered, ranging from January 2008, through January 2042.  As of December 31, 2007, the Company had an unsecured line of credit facility from M&T Bank of $140 million.  This facility is available for acquisition and other corporate purposes and bears an interest rate at 0.75% over the one-month LIBOR rate.  As of December 31, 2007, the one-month LIBOR rate was 4.6% and there was $2.5 million outstanding on the line of credit.

Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions.  During 2007 and 2006, the Company issued $36.3 million and $20.4 million worth of UPREIT Units as partial consideration for three and two acquired properties, respectively.  It is difficult to predict the level of demand from sellers for this type of transaction.  In periods when the Company’s stock price is trading at a discount to estimated net asset value (“NAV”), it is unlikely that management would engage in UPREIT transactions.

During periods when the Company's shares are trading at a premium to its estimate of NAV, it is unlikely that management would engage in share repurchases.  In such circumstances, it is more likely that management would pursue issuing equity in order to raise capital to be used to pay down existing indebtedness.  This should be neutral to both earnings per share and NAV, increase the level of unencumbered assets and better position the Company to fund future acquisition and development pipeline needs.

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company can repurchase shares of its outstanding common stock and UPREIT Units.  Shares or units may be repurchased through the open market or in privately-negotiated transactions.  The Company's strategy is to opportunistically repurchase shares at a discount to its underlying NAV, thereby continuing to build value for long-term shareholders.  At December 31, 2005, there was approval remaining to purchase 3,220,195 shares.  During 2006, the Company repurchased 2,613,747 shares of its outstanding common stock at a cost of $142.5 million at a weighted average price of $54.53 per share.  On October 27, 2006, the Board of Directors approved an additional 2,000,000-share increase in the stock repurchase program.  During 2007, the Company repurchased 1,243,700 shares of its outstanding common stock at a cost of $58.3 million at a weighted average price of $46.86 per share, resulting in a remaining authorization level of 1,362,748 shares as of December 31, 2007.  At the present time, the 2008 guidance assumes $50 million of stock buy-back.

Competition

The Company’s properties are primarily located in developed areas where there are other multifamily properties which directly compete for residents.  There is also competition from single family homes and condominiums for sale or rent.  The competitive environment may have a detrimental effect on the Company’s ability to lease apartments at existing and at newly developed properties, as well as on rental rates.

In addition, the Company competes with other real estate investors in seeking property for acquisition and development.  These competitors include pension and investment funds, insurance companies, private investors, local owners and developers, and other apartment REITs.  This competition could increase prices for properties that the Company would like to purchase and impact the Company’s ability to achieve its long-term growth targets.

The Company believes, however, that it is well-positioned to compete effectively for both residents and properties as a result of its:

•
focus on service and resident satisfaction, as evidenced by both The Home Properties Pledge, which provides a money-back service guarantee and lease flexibility, and by its resident turnover ratio which is consistently below the industry average;

•	ability to issue UPREIT Units in purchase transactions, which provides sellers with the opportunity to defer taxes; and

•	unique repositioning strategy that differentiates the Company from its competitors.

Market Environment

The markets in which Home Properties operates could be characterized as stable, with moderate levels of job growth.  For 2007, there is a trend of slightly stronger job growth in the Company's markets of 1.0% compared to 0.9% for the country.  Although, this trend is an improvement over the 2006 figures of 1.2% for the Company’s markets compared to 1.7% for the entire country, the percentage of job growth declining year over year for both the Company’s markets and country might suggest a slight weakening of the stable economic climate that has been enjoyed since 2004.

The information on the Market Demographics and Multifamily Supply and Demand tables on Pages 10 and 11 were compiled by the Company from the sources indicated on the tables.  The methods used include estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate.  There can also be no assurance that the historical information included on the table will be consistent with future trends.

New construction in the Company's markets is low relative to the existing multifamily housing stock and compared to other regions of the country.  In 2007, Home Properties' markets represented 27.7% of the total estimated existing U.S. multifamily housing stock, but only 17.2% of the country's estimated net new supply of multifamily housing units.

An analysis of future multifamily supply compared to projected multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium.  The fourth to last column in the Multifamily Supply and Demand table on Page 11 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company's markets and the United States.  In 2007, net new multifamily supply as a percent of net new multifamily demand in Home Properties' markets was approximately 57%, compared to a national average of 111%.  The Home Properties' markets seem to be tightening on a measurement of supply/demand equilibrium, while the country as a whole experienced a measurable swing towards oversupply.  In 2006, these same percentages were 65% and 68% for the Company and the country, respectively.

The third to the last column in the Multifamily Supply and Demand table on Page 11 shows the estimated net new multifamily supply as a percent of existing multifamily housing stock.  In the Company's markets, net new supply only represents 0.4% of the existing multifamily housing stock.  This compares to the national average net new multifamily supply estimates at 0.7% of the multifamily housing stock.

Market Demographics
			December	December			2007
			Job	Job			Multifamily
			Growth	Growth		2007	Units as a %	2007
	% of	2007	Trailing	Trailing	December	Median	of Total	Multifamily
	Owned	Number of	12 Months	12 Months	Unemployment	Home	Housing Units	Housing
MSA Market Area	Units	Households	% Change	Actual	Rate	Value	Stock (4)	Stock (5)

Northern VA/DC	24.0%	2,029,059	1.4%	40,900	3.0%	$378,887	30.9%	657,303
Suburban New York City (1)	22.8%	6,870,593	0.9%	79,000	4.4%	411,109	45.1%	3,303,932
Baltimore, MD	19.5%	1,036,400	1.2%	16,300	3.6%	256,863	22.0%	243,276
Eastern PA (2)	17.2%	2,535,546	1.0%	33,300	4.2%	196,483	19.2%	520,315
Boston, MA	6.4%	1,705,968	0.9%	22,200	3.7%	388,254	33.1%	594,932
Chicago, IL	6.0%	3,431,388	0.8%	36,800	4.9%	240,459	32.3%	1,188,332
Southeast Florida (3)	2.2%	2,079,180	1.0%	24,800	4.1%	257,969	41.9%	993,203
Portland, ME	1.9%	214,831	0.2%	300	3.7%	221,146	17.1%	43,550
Home Properties Markets	100.0%	19,902,965	1.0%	253,600	3.8%	$317,543	35.3%	7,544,843
United States		113,668,003	0.9%	1,226,000	4.8%	$172,914	21.6%	27,285,490

(1)           Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA MSA.
(2)           Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD MSA & Allentown-Bethlehem-Easton PA-NJ MSA.
(3)           Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL MSA.
(4)           Based on Claritas 2007 estimates calculated from the 2000 U.S. Census figures.
(5)           2007 Multifamily Housing Stock is from Claritas estimates based on the 2000 U.S. Census.

Sources:  Bureau of Labor Statistics (BLS);  Claritas, Inc.;  US Census Bureau - Manufacturing & Construction Div.
Data collected is data available as of February 6, 2008 and in some cases may be preliminary.
BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.
Claritas, Inc. is a leading provider of precision marketing solutions and related products/services.
U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Multifamily Supply and Demand
					Estimated	Estimated
				Estimated	Net New	Net New
	Estimated		Estimated	2007	Multifamily	Multifamily
	2007	Estimated	2007	New	Supply as a	Supply as a		Expected
	New	2007	Net New	Multifamily	% of New	% of	Expected	Excess
	Supply of	Multifamily	Multifamily	Household	Multifamily	Multifamily	Excess	Revenue
MSA Market Area	Multifamily(6)	Obsolescence (7)	Supply (8)	Demand (9)	Demand	Stock	Demand (10)	Growth (11)

Northern VA/DC	7,605	3,287	4,318	8,430	51.2%	0.7%	4,112	0.6%
Suburban New York City (1)	32,973	16,520	16,453	23,765	69.2%	0.5%	7,312	0.2%
Baltimore, MD	1,398	1,216	182	2,392	7.6%	0.1%	2,210	0.9%
Eastern PA (2)	3,669	2,602	1,067	4,265	25.0%	0.2%	3,198	0.6%
Boston, MA	4,808	2,975	1,833	4,901	37.4%	0.3%	3,068	0.5%
Chicago, IL	13,481	5,942	7,539	7,928	95.1%	0.6%	389	0.0%
Southeast Florida	6,963	4,966	1,997	6,931	28.8%	0.2%	4,934	0.5%
Portland, ME	407	218	189	34	555.9%	0.4%	(155)	(0.4%)
Home Properties Markets	71,304	37,726	33,578	58,646	57.3%	0.4%	25,068	0.3%
United States	331,989	136,427	195,562	176,632	110.7%	0.7%	(18,930)	(0.1%)
(1)-(5) see footnotes prior page

(6)
Estimated 2007 New Supply of Multifamily = Multifamily permits (2007 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(7)	Estimated 2007 Multifamily Obsolescence = 0.5% of Estimated 2007 Multifamily Housing Stock.
(8)	Estimated 2007 Net New Multifamily Supply = Estimated 2007 New Supply of Multifamily - Estimated 2007 Multifamily Obsolescence.
(9)
Estimated 2007 New Multifamily Household Demand = Trailing 12 month job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2006-12/31/2007) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Claritas estimates).

(10)	Expected Excess Demand = Estimated 2007 New Multifamily Household Demand - Estimated 2007 Net New Multifamily Supply.
(11)
Expected Excess Revenue Growth = Expected Excess Demand divided by 2007 Multifamily Housing Stock.  This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

Environmental Matters

As a current or prior owner, operator and developer of real estate, the Company is subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at its properties.  See the discussion under the caption, “We may incur costs due to environmental contamination or non-compliance” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on the Company’s operations.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are electronically filed with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549-2521.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  The SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Current copies of the Company’s Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and Charters for the Audit, Compensation, Corporate Governance/Nominating and Real Estate Investment Committees of the Board of Directors are also available on the Company’s Web site under the heading “Investors/Corporate Governance/Highlights.”  Copies of the these documents are also available at no charge upon request addressed to the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.  The address is also included on the Company’s Web site under “Investors/Shareholder Services/Contact Information”.

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

Real Estate Investment Risks

We are subject to risks that are part of owning real estate.

Real property investments are subject to varying degrees of risk.  If our communities do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our cash flow and ability to make distributions to our stockholders will be adversely affected.  A multifamily apartment community’s revenues and value may be adversely affected by general economic conditions; local economic conditions; local real estate considerations (such as oversupply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from the investment.

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

Acquisitions may fail to meet expectations.

We intend to continue to acquire apartment communities.  However, there are risks that acquisitions will fail to meet our expectations.  Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to market an acquired property as originally intended may prove to be inaccurate.

Real estate investments are relatively illiquid, and we may not be able to respond to changing conditions quickly.

Real estate investments are relatively illiquid and, therefore, we have limited ability to adjust our portfolio quickly in response to changes in economic or other conditions.  In addition, the prohibition in the Internal Revenue Code (the “Code”) on REITs holding property for sale and related regulations may affect our ability to sell properties without adversely affecting distributions to stockholders.  A significant number of our Properties were acquired using UPREIT Units and are subject to certain agreements which restrict our ability to sell such Properties in transactions that would create current taxable income to the former owners.

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

A key component of our strategy is to acquire properties and to reposition them for long-term growth.  In addition, we have developed and are in the process of developing new apartment units.  We plan to continue to expand our development activities.  Development projects generally require various governmental and other approvals, which have no assurance of being received.  Our repositioning and development activities generally entail certain risks, including the following:

•
funds may be expended and management’s time devoted to projects that may not be completed due to a variety of factors, including without limitation, the inability to obtain necessary zoning or other approvals;

•	construction costs of a project may exceed original estimates, possibly making the project economically unfeasible;
•	development projects may be delayed due to delays in obtaining necessary zoning and other approvals, adverse weather conditions, labor shortages, or other unforeseen complications;
•	occupancy rates and rents at a completed project may be less than anticipated; and
•	the operating expenses at a completed development may be higher than anticipated.

These risks may reduce the funds available for distribution to our stockholders.  Further, the repositioning and development of properties is also subject to the general risks associated with real estate investments.

Short-term leases expose us to the effects of declining market conditions.

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

The Company carries comprehensive liability, fire, extended and rental loss insurance for each of the Properties.  There are however certain types of extraordinary losses, such as losses for terrorism and natural catastrophes, for which the Company may not have insurance coverage.  If an uninsured loss occurred, we could lose our investment in, and cash flow from, the affected property, and could be required to repay any indebtedness secured by that property and related taxes and other charges.

Changes in applicable laws, or noncompliance with applicable laws, could adversely affect our operations or expose us to liability.

We must operate our Properties in compliance with numerous federal, state and local laws and regulations, including landlord tenant laws and other laws generally applicable to business operations.  Noncompliance with laws could expose us to liability.

Compliance with changes in:  (i) laws increasing the potential liability for environmental conditions existing on Properties or the restrictions on discharges or other conditions; (ii) rent control or rent stabilization laws; or (iii) other governmental rules and regulations or enforcement policies affecting the use and operation of our communities, including changes to building codes and fire and life-safety codes, may result in lower revenue growth or significant unanticipated expenditures.

We may incur costs and increased expenses to repair property damage resulting from inclement weather.

Particularly in the Northeast and Chicago, we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice.  In addition, in Southeast Florida, we have exposure to severe storms which could also increase the need for maintenance and repair of our communities in that region.

We may incur costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances at our Properties and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination.  These damages and costs may be substantial.  The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property.

The development, construction and operation of our communities are subject to regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge.  Noncompliance with such laws and regulations may subject us to fines and penalties.  We do not currently anticipate that we will incur any material liabilities as a result of noncompliance with these laws.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building.  These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs.  ACMs are present at several of our communities.  We implement an operations and maintenance program at each of the communities at which ACMs are detected.  We do not currently anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.

We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities.  We do not currently anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.

All of the Owned Properties and all of the communities that we are currently developing have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling.  These assessments, together with subsurface assessments conducted on some Properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation.  There is no assurance that Phase I assessments would reveal all environmental liabilities or that environmental conditions not known to the Company may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions.  There have been only limited cases of mold identified to us.  We do not currently anticipate that we will incur any material liabilities relating to mold.

Additionally, we occasionally have been involved in managing, leasing and operating various properties for third parties.  Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances.  We are not aware of any material environmental liabilities with respect to properties managed by us for such third parties.

Financing and compliance requirements could limit our income and the ability to raise rents.

As a requirement relating to some of our financing, or, in some instances, relating to zoning or other municipal approvals, we have committed to make some of the apartments in a community available to households whose income does not exceed certain thresholds and/or to limit rent increases.  As of December 31, 2007, approximately 9% of our apartment units were under some form of such limitations.  These commitments typically expire after a period of time, and may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.

Real Estate Financing Risks

There are general risks related to debt.

We are subject to the customary risks associated with debt financing including the potential inability to refinance existing mortgage indebtedness upon maturity on favorable terms.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet its debt service obligations, the property could be foreclosed upon.  This could adversely affect our cash flow and, consequently, the amount available for distributions to stockholders.  As of December 31, 2007, approximately 99% of our indebtedness was at fixed rates.  This limits exposure to changes in interest rates.  Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions and develop properties and our ability to refinance existing borrowings at acceptable rates.

There is no legal limit on the amount of debt we can incur.

The Board of Directors has adopted a policy of limiting our indebtedness to approximately 55% of our total market capitalization (with the equity component of total market capitalization based on the per share net asset value presented to our Board of Directors at its most recent Board meeting), but our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.  Accordingly, the Board of Directors could alter or eliminate its current policy on borrowing. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and increase the risk of default on our indebtedness.  Our net asset value fluctuates based on a number of factors.  Our line of credit agreement limits the amount of indebtedness we may incur.

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

Financing may not be available and issuing equity could dilute our stockholders' interests.

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

We believe that we have been organized and have operated in such manner so as to qualify as a REIT under the Internal Revenue Service Code, commencing with our taxable year ended December 31, 1994.  A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders as long as it distributes currently at least 90% of its taxable income (excluding net capital gain).  No assurance can be provided, however, that we have qualified or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.

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

The Operating Partnership intends to qualify as a partnership but there is no guaranty that it will qualify.

We believe that the Operating Partnership qualifies as a partnership for federal income tax purposes.  No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge.  If the IRS were to be successful in treating the Operating Partnership as an entity that is taxable as a corporation, we would cease to qualify as a REIT because the value of our ownership interest in the Operating Partnership would exceed 5% of our assets and because we would be considered to hold more than 10% of the voting securities of another corporation.  Also, the imposition of a corporate tax on the Operating Partnership would reduce significantly the amount of cash available for distribution to its limited partners.  Finally, the classification of the Operating Partnership as a corporation would cause its limited partners to recognize gain (upon the event that causes the Operating Partnership to be classified as a corporation) at least equal to their “negative capital accounts” (and possibly more, depending upon the circumstances).

Other Risks

The ability of our stockholders to effect a change of control is limited by certain provisions of our Articles of Incorporation as well as by Maryland law and our Executive Retention Plan.

Our Articles of Amendment and Restatement of the Articles of Incorporation, as amended (the “Articles of Incorporation”), authorize the Board of Directors to issue up to a total of 80 million shares of common stock, 10 million shares of excess stock and 10 million shares of preferred stock and to establish the rights and preferences of any shares issued.  Further, under the Articles of Incorporation, the stockholders do not have cumulative voting rights.

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

The percentage ownership limit described above, the issuance of preferred stock in the future and the absence of cumulative voting rights could have the effect of:  (i) delaying or preventing a change of control of us even if a change in control were in the stockholders’ interest; (ii) deterring tender offers for our common stock that may be beneficial to the stockholders; or (iii) limiting the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor attempted to assemble a block of our common stock in excess of the percentage ownership limit or otherwise to effect a change of control of us.

As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law.  Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions may occur, which may delay or prevent offers to acquire us or increase the difficulty of completing any offers, even if they are in our stockholders’ best interests.  In addition, other provisions of the Maryland General Corporation Law permit the Board of Directors to make elections and to take actions without stockholder approval (such as classifying our Board such that the entire Board is not up for re-election annually) that, if made or taken, could have the effect of discouraging or delaying a change in control.

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

Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.  As of December 31, 2007, the Operating Partnership has issued and outstanding approximately 13.4 million UPREIT Units held by persons other than us or the Trust.  The UPREIT Units may be exchanged on a one-for-one basis for shares of Common Stock under certain circumstances.  In addition, Home Properties has granted options to purchase shares of stock to certain directors, officers and employees of Home Properties, of which, as of December 31, 2007, 2.7 million options remained outstanding and unexercised.

Item 1B.  Unresolved Staff Comments

None.

Item 2.      Properties

As of December 31, 2007, the Owned Properties consisted of 123 multifamily residential communities containing 37,496 apartment units.  In 2007, Home Properties acquired 1,541 apartment units in five communities for a total purchase price of $161.5 million.  Also in 2007, the Company sold five communities with a total of 1,084 units for total consideration of $129.5 million.

The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased.  Average physical occupancy at the Owned Properties was 94.7% for 2007.  Occupancy is defined as total possible rental income, net of vacancy; as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  The Owned Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction.  The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover.  Average turnover at the Owned Properties was approximately 41% for 2007, which is significantly below the national average of approximately 60% for garden-style apartments.

Resident leases are generally for a one year term.  Security deposits equal to one month's rent or less are generally required.

Certain of the Owned Properties collateralize mortgage loans.  See Schedule III contained herein (pages 99 to 102).

The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2007.

Communities Wholly Owned and Managed by Home Properties						(2)	(3)	(3)
						2007	2007	2006	2007	2006
		#	Age		Average	%	Average	Average	Avg.Mo.	Avg.Mo.	12/31/2007
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Turnover	Occupancy	Occupancy	per Apt.	per Apt.	(000)
	Core Communities (1)
FL-Southeast	The Hamptons	668	18	2004	1,052	41%	95%	95%	$1,035	$979	$65,318
FL-Southeast	Vinings at Hampton Village	168	18	2004	1,207	58%	96%	95%	1,129	1,060	16,380
IL-Chicago	Blackhawk Apartments	371	46	2000	793	36%	96%	94%	862	845	23,860
IL-Chicago	Courtyards Village	224	36	2001	674	46%	98%	97%	796	771	16,889
IL-Chicago	Cypress Place	192	37	2000	852	34%	98%	96%	918	904	14,288
IL-Chicago	The Colony	783	34	1999	704	33%	98%	96%	854	816	54,903
IL-Chicago	The New Colonies	672	33	1998	657	45%	96%	95%	711	701	34,583
MA-Boston	Gardencrest Apartments	696	59	2002	847	35%	96%	96%	1,419	1,380	108,671
MA-Boston	Stone Ends Apartments	280	28	2003	815	46%	95%	96%	1,228	1,212	37,547
MA-Boston	The Village at Marshfield	276	35	2004	735	41%	96%	96%	1,140	1,128	34,714
MD-Baltimore	Bonnie Ridge Apartments	960	41	1999	998	37%	94%	93%	1,032	1,008	80,918
MD-Baltimore	Canterbury Apartments	618	29	1999	934	41%	95%	96%	904	869	37,255
MD-Baltimore	Country Village Apartments	344	36	1998	776	52%	95%	93%	859	837	23,644
MD-Baltimore	Falcon Crest Townhomes	396	38	1999	993	44%	92%	92%	961	929	23,399
MD-Baltimore	Gateway Village Apartments	132	18	1999	963	33%	97%	93%	1,238	1,205	10,722
MD-Baltimore	Mill Towne Village	384	34	2001	812	40%	95%	95%	841	816	30,059
MD-Baltimore	Morningside Heights Apartments	1,050	42	1998	864	39%	94%	94%	852	830	63,716
MD-Baltimore	Owings Run Apartments	504	12	1999	1,136	49%	95%	94%	1,143	1,080	45,219
MD-Baltimore	Ridgeview at Wakefield Valley	204	19	2005	916	41%	96%	95%	1,080	1,013	22,967
MD-Baltimore	Selford Townhomes	102	20	1999	987	35%	96%	95%	1,267	1,229	8,265
MD-Baltimore	Timbercroft Townhomes	284	35	1999	998	17%	99%	99%	823	797	13,632
MD-Baltimore	Village Square (MD)	370	39	1999	948	46%	96%	96%	1,113	1,085	25,317
MD-Baltimore	Woodholme Manor Apartments	177	38	2001	817	26%	95%	95%	818	788	10,662
ME-Portland	Mill Company Gardens	95	56	1998	542	54%	96%	95%	773	758	3,450
ME-Portland	Redbank Village Apartments	500	63	1998	735	42%	96%	94%	822	805	26,469
NJ-Northern	Barrington Gardens	148	34	2005	922	41%	95%	97%	957	853	10,783
NJ-Northern	Chatham Hill Apartments	308	40	2004	944	33%	94%	96%	1,639	1,574	57,350
NJ-Northern	East Hill Gardens	33	49	1998	654	52%	94%	98%	1,498	1,441	3,192
NJ-Northern	Hackensack Gardens	198	59	2005	636	21%	97%	98%	945	865	16,760
NJ-Northern	Lakeview Apartments	106	58	1998	492	43%	96%	98%	1,312	1,247	8,779
NJ-Northern	Northwood Apartments	134	42	2004	937	37%	94%	94%	1,257	1,194	17,344
NJ-Northern	Oak Manor Apartments	77	51	1998	918	52%	95%	98%	1,749	1,713	7,937
NJ-Northern	Pleasant View Gardens	1,142	39	1998	746	38%	94%	95%	1,125	1,060	79,296
NJ-Northern	Pleasure Bay Apartments	270	36	1998	685	45%	93%	95%	1,078	1,054	16,493
NJ-Northern	Regency Club Apartments	372	33	2004	941	48%	96%	93%	1,119	1,105	42,096
NJ-Northern	Royal Gardens Apartments	550	39	1997	874	38%	94%	94%	1,192	1,128	35,642
NJ-Northern	Wayne Village	275	42	1998	760	44%	96%	97%	1,339	1,281	23,154
NJ-Northern	Windsor Realty Company	67	54	1998	628	46%	96%	94%	1,153	1,136	5,886
NY-Alb/Hudson Valley	Carriage Hill Apartments	140	34	1996	898	58%	96%	95%	1,225	1,196	8,752
NY-Alb/Hudson Valley	Lakeshore Villa Apartments	152	32	1996	952	45%	96%	92%	1,042	1,056	9,647
NY-Alb/Hudson Valley	Patricia Apartments	100	33	1998	725	36%	97%	95%	1,411	1,376	8,170
NY-Alb/Hudson Valley	Sherwood Consolidation	224	38	2002	831	32%	97%	96%	1,241	1,189	19,973
NY-Alb/Hudson Valley	Sunset Garden Apartments	217	36	1996	840	42%	97%	95%	911	926	10,803
NY-Long Island	Bayview & Colonial	160	40	2000	884	38%	95%	95%	1,202	1,186	15,119
NY-Long Island	Cambridge Village Associates	82	40	2002	747	31%	96%	96%	1,604	1,536	8,269
NY-Long Island	Coventry Village Apartments	94	32	1998	831	33%	95%	96%	1,382	1,357	6,590
NY-Long Island	Devonshire Hills	297	39	2001	803	41%	96%	96%	1,713	1,720	56,340
NY-Long Island	East Winds Apartments	96	41	2000	888	31%	94%	96%	1,171	1,145	9,145
NY-Long Island	Hawthorne Court	434	39	2002	678	42%	94%	94%	1,374	1,361	50,092
NY-Long Island	Heritage Square	80	58	2002	718	35%	97%	98%	1,601	1,529	9,387
NY-Long Island	Holiday Square	144	28	2002	570	19%	96%	96%	1,131	1,087	11,817
NY-Long Island	Lake Grove Apartments	368	37	1997	836	39%	95%	95%	1,384	1,391	35,112
NY-Long Island	Maple Tree	84	56	2000	936	37%	92%	96%	1,151	1,153	7,932
NY-Long Island	Mid-Island Apartments	232	42	1997	546	29%	96%	94%	1,299	1,257	17,058
NY-Long Island	Rider Terrace	24	46	2000	825	58%	96%	93%	1,253	1,245	2,156
NY-Long Island	Sayville Commons	342	6	2005	1,106	18%	98%	98%	1,464	1,395	65,310
NY-Long Island	South Bay Manor	61	47	2000	849	51%	95%	91%	1,573	1,536	7,975
NY-Long Island	Southern Meadows	452	36	2001	845	39%	95%	96%	1,337	1,352	50,503
NY-Long Island	Stratford Greens Associates	359	33	2002	725	45%	96%	96%	1,414	1,399	56,003
NY-Long Island	Terry Apartments	65	31	2000	722	46%	88%	96%	1,161	1,151	5,463
NY-Long Island	Westwood Village Apartments	242	38	2002	829	37%	96%	96%	2,227	2,154	41,524
NY-Long Island	Woodmont Village Apartments	96	39	2002	704	35%	95%	96%	1,311	1,283	11,343
NY-Long Island	Yorkshire Village Apartments	40	38	2002	779	38%	97%	97%	1,630	1,560	4,478
PA-Philadelphia	Beechwood Gardens	160	40	1998	875	59%	95%	95%	830	830	8,784
PA-Philadelphia	Castle Club Apartments	158	40	2000	878	50%	93%	94%	929	930	14,231
PA-Philadelphia	Chesterfield Apartments	247	34	1997	812	31%	95%	97%	903	901	16,043
PA-Philadelphia	Curren Terrace	318	36	1997	782	43%	94%	95%	914	907	20,817
PA-Philadelphia	Glen Brook Apartments	174	44	1999	707	47%	93%	93%	817	813	9,397
PA-Philadelphia	Glen Manor Apartments	174	31	1997	667	40%	96%	94%	788	762	8,433
PA-Philadelphia	Golf Club Apartments	399	38	2000	857	49%	95%	93%	1,015	1,010	38,734
PA-Philadelphia	Hill Brook Place Apartments	274	39	1999	699	38%	94%	95%	881	874	17,602
PA-Philadelphia	Home Properties of Bryn Mawr	316	56	2000	822	56%	93%	93%	1,037	1,051	32,154
PA-Philadelphia	Home Properties of Devon	631	44	2000	917	49%	95%	93%	1,088	1,088	66,216
PA-Philadelphia	Home Properties of Newark	432	39	1999	860	43%	94%	95%	858	852	29,224
PA-Philadelphia	New Orleans Park	442	36	1997	685	43%	94%	96%	849	818	26,705
PA-Philadelphia	Racquet Club East Apartments	466	36	1998	911	41%	96%	94%	1,014	1,022	34,540
PA-Philadelphia	Racquet Club South	103	38	1999	816	38%	95%	95%	867	876	6,533
PA-Philadelphia	Ridley Brook Apartments	244	45	1999	925	32%	94%	96%	888	877	13,709
PA-Philadelphia	Sherry Lake Apartments	298	42	1998	812	47%	92%	94%	1,164	1,159	28,419
PA-Philadelphia	The Brooke at Peachtree Village	146	21	2005	1,261	34%	97%	97%	1,065	1,014	17,889
PA-Philadelphia	The Landings	384	34	1996	912	51%	96%	95%	964	960	29,080
PA-Philadelphia	Trexler Park Apartments	250	33	2000	921	48%	92%	91%	1,038	1,051	23,154
PA-Philadelphia	Valley View Apartments	177	34	1997	764	66%	89%	90%	826	833	10,734
PA-Philadelphia	Village Square (PA)	128	34	1997	795	53%	94%	95%	933	909	8,331
PA-Philadelphia	William Henry Apartments	363	36	2000	938	50%	95%	92%	1,081	1,095	37,886
VA-Suburban DC	Braddock Lee Apartments	255	52	1998	757	26%	96%	97%	1,231	1,200	20,041
VA-Suburban DC	Cider Mill	864	29	2002	834	37%	95%	94%	1,065	1,055	94,601
VA-Suburban DC	Cinnamon Run	511	47	2005	1,006	35%	97%	96%	1,143	1,112	71,448
VA-Suburban DC	East Meadow Apartments	150	36	2000	1,034	39%	95%	96%	1,315	1,262	15,416
VA-Suburban DC	Elmwood Terrace	504	34	2000	946	47%	93%	93%	880	848	31,162
VA-Suburban DC	Falkland Chase Apartments	450	70	2003	759	42%	94%	96%	1,294	1,220	65,868
VA-Suburban DC	Orleans Village	851	39	2000	1,015	43%	93%	94%	1,277	1,254	89,270
VA-Suburban DC	Park Shirlington Apartments	294	52	1998	858	26%	96%	96%	1,206	1,185	23,743
VA-Suburban DC	Peppertree Farm	880	53	2005	1,051	40%	90%	89%	1,108	1,095	104,504
VA-Suburban DC	Seminary Hill Apartments	296	47	1999	888	47%	93%	94%	1,200	1,186	23,245
VA-Suburban DC	Seminary Towers Apartments	540	43	1999	879	39%	94%	95%	1,242	1,211	44,504
VA-Suburban DC	Tamarron Apartments	132	20	1999	1,075	34%	95%	96%	1,397	1,325	12,485
VA-Suburban DC	The Apartments at Wellington Trace	240	5	2004	1,106	56%	94%	96%	1,247	1,201	31,045
VA-Suburban DC	The Manor Apartments (MD)	435	38	2001	1,004	40%	93%	95%	1,125	1,123	47,548
VA-Suburban DC	The Manor Apartments (VA)	198	33	1999	845	43%	94%	95%	989	981	12,092
VA-Suburban DC	The Sycamores	185	29	2002	876	36%	96%	97%	1,353	1,285	23,627
VA-Suburban DC	Virginia Village	344	40	2001	1,010	52%	95%	96%	1,218	1,210	36,847
VA-Suburban DC	West Springfield Terrace	244	29	2002	1,019	38%	96%	95%	1,388	1,336	38,455
VA-Suburban DC	Woodleaf Apartments	228	22	2004	709	28%	95%	94%	1,096	1,050	23,361

	Core Total/Weighted Average	32,600	38		865	41%	95%	95%	$1,101	$1,075	$2,994,397

	2006 Acquisition Communities (4)
MA-Boston	Highland House	172	38	2006	733	31%	96%	95%	$1,118	$1,072	$18,593
MA-Boston	Liberty Place	107	19	2006	994	39%	93%	93%	1,397	1,344	16,227
MA-Boston	The Heights at Marlborough	348	34	2006	876	53%	95%	92%	1,175	1,179	51,256
MA-Boston	The Meadows at Marlborough	264	35	2006	855	52%	95%	90%	1,144	1,189	36,547
MD-Baltimore	Heritage Woods	164	34	2006	965	30%	97%	97%	951	898	14,779
MD-Baltimore	The Coves at Chesapeake	469	25	2006	986	42%	92%	89%	1,153	1,115	69,469
MD-Baltimore	Top Field	156	34	2006	1,149	28%	97%	98%	1,083	1,037	18,795
ME-Portland	Liberty Commons	120	1	2006	1,064	53%	97%	96%	1,139	1,074	14,760
VA-Suburban DC	Mount Vernon Square	1,387	33	2006	868	40%	95%	93%	1,131	1,076	146,662

	2006 Total/Weighted Average	3,187	28		908	42%	95%	93%	$1,137	$1,127	$387,088

	2007 Acquisition Communities (4)
MA-Boston	The Townhomes of Beverly	204	37	2007	1,103	36%	93%	N/A	$1,423	N/A	$36,936
MA-Boston	Westwoods	35	17	2007	904	79%	93%	N/A	1,189	N/A	3,992
MD-Baltimore	Dunfield Townhouses	312	20	2007	916	51%	94%	N/A	1,029	N/A	32,030
MD-Baltimore	Fox Hall Apartments	720	31	2007	946	45%	95%	N/A	827	N/A	63,013
NJ-Northern	Jacob Ford Village	270	59	2007	842	16%	92%	N/A	1,025	N/A	28,203

	2007 Total/Weighted Average	1,541	33		941	41%	94%	N/A	$993	N/A	$164,174

	2007 Construction Communities (5)
PA-Philadelphia	Trexler Park West	168	0	2007	1,088	32%	85%	67%	$1,255	$1,205	$21,062

	Owned Portfolio Total/Weighted Average	37,496	37		873	41%	95%	95%	$1,101	$1,076	$3,566,721
(1) "Core Communities" represents the 32,600 apartment units owned consistently throughout 2007 and 2006.
(2) “Resident Turnover" reflects, on an annual basis, the number of moveouts divided by the total number of apartment units.
(3) "Average % Occupancy" is the average physical occupancy for the years ended December 31, 2007 and 2006.
(4) For communities acquired during 2007 and 2006, this is the average occupancy from the date of acquisition.
(5) Trexler Park West is under construction.  Upon completion there will be a total of 216 apartment units. As of December 31, 2007, 168 apartment units were in service.

Property Development

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

The Company is developing a 216 unit apartment community in Allentown, Pennsylvania, adjacent to a market-rate community purchased in 2000.  At year-end 2007, 168 units were completed at a cost of $21.1 million.  The entire project is expected to be completed in the third quarter of 2008.  The total construction cost for this development is anticipated to be $26.1 million upon completion.  The costs associated with construction in progress for this development were $0.3 million as of December 31, 2007.

A project at 1200 East West Highway in Silver Spring, Maryland was also under construction during 2007.  It is a 14-story high rise with 247 apartments and 10,600 square feet of retail or nonresidential space that is expected to be completed in the fourth quarter of 2009 at a total cost of $74 million.  The property is approximately three blocks south of Home Properties’ Falkland Chase apartment community. The costs associated with construction in progress for this development were $17.5 million as of December 31, 2007.

The Company had two projects in the pre-construction phase during 2007.  The Courts at Huntington Station is a podium design with 421 units adjacent to the Huntington Metro station just south of Old Town Alexandria in Fairfax County, Virginia and consists of four, four-story buildings.  Construction is expected to begin in 2008 with completion in 2011 at a total cost of $123 million.  The costs associated with construction in progress for this development were $36.3 million as of December 31, 2007.

The other project in pre-construction is the redevelopment of Falkland Chase, located in Silver Spring, Maryland, with 450 garden apartments constructed between 1936 and 1939.  The Company acquired the property in 2003 for $58.7 million.  The property is located within walking distance of the metro line into Washington, D. C. and is near seven million square feet of office space.  The Company is planning on redeveloping the North parcel, which will be renamed Falkland North.  The Company has submitted plans to redevelop this parcel into 1,059 units in four high-rise buildings with a community center, exercise room, swimming pool, convenience retail shops and a major supermarket.  If approved, construction is expected to start in 2010, with completion anticipated in 2014 at a total cost of $317.7 million.  The pre-construction costs associated with this project were $1.2 million as of December 31, 2007.

During 2007, the Company added to the Development Division staff which now has a total of seven employees with additional staff planned in 2008.  As a compliment to the Development Division staff, the managers of the Company’s extensive property portfolio and its acquisition staff also are a source of identifying potential new development opportunities.

Property Management

As of December 31, 2007, the Managed Properties consist of two multifamily communities, one 868 unit community managed as general partner in Columbus, Ohio and one fee-managed 282 unit community in Annapolis, Maryland.

The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties, or where the Company views the properties as potential acquisitions in desirable markets.

Supplemental Property Information

At December 31, 2007, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2007.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the year ended December 31, 2007.

Item 3.      Legal Proceedings

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

Item 4.      Submission of Matters to Vote of Security Holders

None.

Item 4A.   Executive Officers

The following table sets forth, as of February 22, 2008, the nine executive officers of the Company, together with their respective ages, positions and offices.
Name	Age	Position
Edward J. Pettinella	56	President and Chief Executive Officer of Home Properties and HPRS
David P. Gardner	52	Executive Vice President and Chief Financial Officer of Home Properties and HPRS
Ann M. McCormick	51	Executive Vice President, General Counsel and Secretary of Home Properties and HPRS
Lisa M. Critchley	46	Senior Vice President, Human Resources of Home Properties
Scott A. Doyle	46	Senior Vice President, Property Management of Home Properties and HPRS
Johanna A. Falk	43	Senior Vice President and Chief Administrative/Information Officer of Home Properties and HPRS
Donald R. Hague	56	Senior Vice President, Development of Home Properties
Robert J. Luken	43	Senior Vice President, Chief Accounting Officer and Treasurer of Home Properties and HPRS
John E. Smith	57	Senior Vice President and Chief Investment Officer of Home Properties and HPRS

Information regarding Edward J. Pettinella is set forth below under "Directors" in Item 10.

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

Ann M. McCormick has served as Executive Vice President since 2004 and a Vice President, General Counsel and Secretary of the Company since its inception.  She holds the same titles in HPRS.  Mrs. McCormick joined Home Leasing in 1987 and was named Vice President, Secretary and General Counsel in 1991.  Prior to joining Home Leasing, she was an associate with the law firm of Nixon Peabody LLP.  Mrs. McCormick is a graduate of

Colgate University and holds a Juris Doctor from Cornell University.  She is on the Board of Directors of Greater Rochester Housing Partnership, Flower City Habitat for Humanity, and St. Ann's of Greater Rochester, Inc.

Lisa M. Critchley has served as Senior Vice President since joining the Company in June 2007.  Prior to joining the Company, she was employed by ALSTOM Signaling, Inc. as Director of Human Resources since 2004.  She was an Assistant Dean at the William E. Simon School of Business Administration from 1999 until 2004.  Mrs. Critchley is a graduate of the St. John Fisher College.

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

Johanna A. Falk has served as Senior Vice President since 2000 and as Chief Administrative/Information Officer since 2003.  She had been a Vice President of the Company since 1997.  She holds the same titles in HPRS.  She joined the Company in 1995 as an investor relations specialist, was responsible for the Information Systems Department through 2002, and was promoted to Chief Administrative/Information Officer in February 2003.  Prior to joining the Company, Mrs. Falk was employed as a marketing manager at Bausch & Lomb Incorporated and Champion Products, Inc. and as a financial analyst at Kidder Peabody.  She is a graduate of Cornell University and holds an MBA from the Wharton School of The University of Pennsylvania.  She is the step-daughter of Nelson B. Leenhouts, a director of the Company.

Donald R. Hague joined the Company in 2006 as a Vice President.  He was elected a Senior Vice President effective January 1, 2008.  Prior to joining the Company, Mr. Hague was a Vice President of KSI Services, Inc. since 2000.  He is a graduate of Davidson College and holds an MBA from George Washington University.

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

PART II

Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

The Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "HME" since July 28, 1994.  The following table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all dividends paid with respect to the common stock.
	High	Low	Dividends
2007
First Quarter	$64.97	$51.59	$.65
Second Quarter	$58.49	$50.55	$.65
Third Quarter	$56.90	$45.01	$.65
Fourth Quarter	$56.65	$41.10	$.66
2006
First Quarter	$52.47	$41.70	$.64
Second Quarter	$55.51	$47.24	$.64
Third Quarter	$58.98	$53.79	$.64
Fourth Quarter	$63.52	$57.36	$.65

As of February 22, 2008, the Company had approximately 3,910 shareholders of record, 32,619,928 common shares (plus 13,444,166 UPREIT Units convertible into 13,444,166 common shares) were outstanding, and the closing price was $46.27.  It is the Company's policy to pay dividends.  The Company has historically paid dividends on a quarterly basis in the months of February, May, August and November.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007, with respect to shares of our common stock that may be issued under the Stock Benefit Plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Options:
Equity compensation plans approved by security holders	2,481,328	$44.06	149,775
Equity compensation plans not approved by security holders	170,194	32.70	-
Total Options	2,651,522	$43.33	149,775

Restricted Stock Awards:
Equity compensation plans approved by security holders	164,099	N/A	15,373
Equity compensation plans not approved by security holders	51,800	N/A	-
Total Restricted Stock Awards	215,899	N/A	15,373

Performance Graph

The following graph compares the cumulative return on the Company's common stock during the five year period ended December 31, 2007 to the cumulative return of the NAREIT All Equity REIT Index and the Standard and Poor's 500 Index for the same period.  The total return assumes that dividends were reinvested quarterly at the same price as provided under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (with a discount for 2002 through 2004, and without a discount for 2005 through 2007) and is based on a $100 investment on December 31, 2002.  Stockholders should note that past performance does not predict future results.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
HME	$100.00	$125.63	$142.36	$143.60	$218.84	$174.19
NAREIT Equity	$100.00	$137.13	$180.43	$202.38	$273.34	$230.45
S&P 500	$100.00	$128.70	$142.69	$149.69	$173.34	$182.86

Our future filings with the SEC may "incorporate information by reference," including this Form 10-K.  Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units.  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2006, the Company had authorization to repurchase 2,606,448 shares of common stock and UPREIT Units under the stock repurchase program.  During 2007, the Company repurchased 1,243,700 shares at a cost of $58,285,262, resulting in a remaining authorization level of 1,362,748 shares as of December 31, 2007.

The following table summarizes the total number of shares (units) repurchased by the Company during the year ended December 31, 2007:

			Total	Board
			shares/units	approved	Maximum
			Purchased	increase	shares/units
	Total	Average	under	under	available under
	shares/units	price per	Company	Company	the Company
Period	purchased (1)	share/unit	Program	Program	Program
Balance January 1, 2007:					2,606,448
January, 2007	-	-	-	-	2,606,448
February, 2007	-	-	-	-	2,606,448
March, 2007	113,372	$55.11	109,000	-	2,497,448
April, 2007	-	-	-	-	2,497,448
May, 2007	3,777	55.50	-	-	2,497,448
June, 2007	-	-	-	-	2,497,448
July, 2007	-	-	-	-	2,497,448
August, 2007	-	-	-	-	2,497,448
September, 2007	320,184	49.59	317,700	-	2,179,748
October, 2007	1,330	52.46	-	-	2,179,748
November, 2007	832,515	44.70	817,000	-	1,362,748
December, 2007	1,022	44.93	-	-	1,362,748
Balance December 31, 2007:	1,272,200	$46.90	1,243,700	-	1,362,748

(1)
During 2007, and as permitted by the Company’s stock option plans, 10,597 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise.  These shares were returned to the status of authorized but unissued shares.  In addition, the Company repurchased 17,903 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company’s Dividend Reinvestment and Direct Stock Purchase Plan.

Item 6.      Selected Financial and Operating Information

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K (amounts in thousands, except per share and unit data).
	2007	2006	2005	2004	2003
Revenues:
Rental income	$464,324	$408,119	$365,854	$336,445	$299,681
Other income (1)	40,864	32,106	21,508	17,747	16,873
Total revenues	505,188	440,225	387,362	354,192	316,554

Expenses:
Operating and maintenance	211,126	184,860	169,015	152,607	131,954
General and administrative	23,413	22,626	19,652	23,978	22,607
Interest	119,383	104,735	90,079	74,993	68,073
Depreciation and amortization	110,329	92,902	78,125	68,258	55,674
Impairment of assets held as general partner	-	-	400	1,116	2,518
Total expenses	464,251	405,123	357,271	320,952	280,826
Income from operations	40,937	35,102	30,091	33,240	35,728
Equity in losses of unconsolidated affiliates	-	-	-	(538)	(1,892)
Income before minority interest, discontinued operations, loss on disposition of property and business and cumulative effect of change in accounting principle	40,937	35,102	30,091	32,702	33,836
Minority interest in limited partnership	-	-	-	441	-
Minority interest in operating partnerships	(10,824)	(8,847)	(7,852)	(8,187)	(7,974)
Income from continuing operations	30,113	26,255	22,239	24,956	25,862
Discontinued operations, net of minority interest	31,431	84,230	59,273	22,454	15,945
Income before loss on disposition of property and business and cumulative effect of change in accounting principle	61,544	110,485	81,512	47,410	41,807
Loss on disposition of property and business, net of minority interest	-	-	-	(67)	(9)
Income before cumulative effect of change in accounting principle	61,544	110,485	81,512	47,343	41,798
Cumulative effect of change in accounting principle, net of minority interest	-	-	-	(321)	-
Net income	61,544	110,485	81,512	47,022	41,798

Preferred dividends	(1,290)	(5,400)	(6,279)	(7,593)	(11,340)
Preferred stock issuance costs write-off	(1,902)	-	-	-	-
Net income available to common shareholders	$58,352	$105,085	$75,233	$39,429	$30,458

Basic earnings per share data:
Income from continuing operations	$0.81	$0.64	$0.50	$0.53	$0.50
Discontinued operations	0.95	2.57	1.85	0.68	0.54
Cumulative effect of change in accounting principle	-	-	-	(0.01)	-
Net income available to common shareholders	$1.76	$3.21	$2.35	$1.20	$1.04

Diluted earnings per share data:
Income from continuing operations	$0.80	$0.62	$0.49	$0.52	$0.49
Discontinued operations	0.93	2.53	1.84	0.67	0.54
Cumulative effect of change in accounting principle	-	-	-	(0.01)	-
Net income available to common shareholders	$1.73	$3.15	$2.33	$1.18	$1.03

Cash dividends declared per common share	$2.61	$2.57	$2.53	$2.49	$2.45

Balance Sheet Data:
Real estate, before accumulated depreciation	$3,680,155	$3,451,762	$3,330,710	$3,123,901	$2,752,992
Total assets	3,216,423	3,240,418	2,977,870	2,816,796	2,513,317
Total debt (including held for sale)	2,189,289	2,124,313	1,924,086	1,702,722	1,380,696
Redeemable/convertible preferred stock (2)	-	60,000	60,000	85,000	85,000
Stockholders' equity	668,061	755,617	656,812	720,422	741,263

Other Data:
Net cash provided by operating activities	$162,558	$162,996	$136,466	$159,342	$154,227
Net cash provided by (used in) investing activities	(87,553)	159,653	(179,944)	(160,654)	(109,253)
Net cash provided by (used in) financing activities	(187,108)	(209,828)	40,944	3,284	(48,653)
Funds From Operations (3)	151,067	147,089	137,606	126,953	132,803
Adjusted Funds From Operations(4)	122,429	125,530	115,720	104,787	111,020

Weighted average number of shares outstanding:
Basic	33,130,067	32,697,794	31,962,082	32,911,945	29,208,242
Diluted	33,794,526	33,337,557	32,328,105	33,314,038	29,575,660

Total communities owned at end of period	123	123	153	150	147
Total apartment units owned at end of period	37,496	36,954	43,432	41,776	40,946

1)	Other income includes property other income, interest income and other income.

(2)	Redeemable preferred stock was redeemable solely at the option of the Company.

(3)
Pursuant to the revised definition of Funds From Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")) excluding gains or losses from sales of property, minority interest and extraordinary items plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares.  In 2007, 2006 and 2003, the Company added back debt extinguishment costs which were incurred as a result of repaying property specific debt triggered upon sale as a gain or loss on sale of the property.  Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition.  The Company believes all adjustments not specifically provided for are consistent with the definition.

FFO falls within the definition of “non-GAAP financial measure” set forth in Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein.  Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.  The Company also uses this measure to compare its performance to that of its peer group.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

(3)	(continued)

The following table sets forth the calculation of FFO and Adjusted Funds From Operations (“AFFO”) for the previous five years, beginning with "net income available to common shareholders" from the Company's audited financial statements prepared in accordance with GAAP:

	2007	2006	2005	2004	2003
Net income available to common shareholders	$58,352	$105,085	$75,233	$39,429	$30,458
Convertible preferred dividends(a)	-	-	880	2,194	5,939
Depreciation from real property(b)	110,536	99,421	97,686	91,564	79,577
Impairment on general partner investment	-	-	-	945	1,785
Loss from sale of property	-	-	-	50	260
Minority interest	10,824	8,847	7,852	8,187	7,974
Minority interest – discontinued operations	542	2,714	2,605	5,370	7,376
Impairment of real property	-	-	-	-	423
Gain from sale of discontinued operations	(30,077)	(78,748)	(46,650)	(21,107)	(2,599)
Cumulative effect of change in accounting principle	-	-	-	321	-
FFO – Diluted, as defined by NAREIT	150,177	137,319	137,606	126,953	131,193
Loss from early extinguishment of debt in connection with sale of real estate	890	9,770	-	-	1,610
FFO – Diluted, as adjusted by the Company	151,067	147,089	137,606	126,953	132,803
Reserve(4)	(28,638)	(21,559)	(21,886)	(22,166)	(21,783)
Adjusted Funds From Operations	$122,429	$125,530	$115,720	$104,787	$111,020

Weighted average common shares/units outstanding (in thousands):
Basic	46,520.7	47,262.7	47,714.3	48,675.0	45,276.7
Diluted(a)	47,185.2	47,902.4	48,411.3	49,910.5	47,873.8
FFO as adjusted by the Company per share diluted (a)	$3.20	$3.07	$2.84	$2.54	$2.77

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

(4)
Adjusted Funds From Operations is defined as Funds from Operations less an annual reserve for anticipated recurring, non-revenue generating capitalized costs ("Reserve") of $760 in 2007 and $525 in 2006, 2005, 2004 and 2003, per apartment unit (weighted average units owned during the year).  The adjustment from FFO to AFFO only takes into account this reserve level as previously described.  The NAREIT definition of FFO or AFFO does not take into account any additional costs of capital improvements and capitalized interest that also are incurred.  The total level of capital improvements and capitalized interest (including the amount defined as reserve) for the five years are as follows:  2007 - $105,450; 2006 - $101,723; 2005 - $100,013; 2004 - $102,700; and 2003 - $106,346.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of the Company’s business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the selected financial data included elsewhere in this Form 10-K.  This Form 10-K, including the following discussion, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 54.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Item 1A, “Risk Factors,” of this Form 10-K.

The Company is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast, Mid-Atlantic and Southeast Florida markets.  As of December 31, 2007, the Company operated 125 apartment communities with 38,646 apartments.  Of this total, the Company owned 123 communities, consisting of 37,496 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one property with 282 apartments for a third party.

Executive Summary

The Company operated during 2006 and 2007 in an improving economic environment.  For historical reference, Home Properties' markets, as well as the country as a whole, experienced flat job growth for 2003.  For 2004, 2005, 2006 and 2007, both the Company’s markets and the country as a whole experienced positive job growth; 1.0%, 1.1%, 1.2% and 1.0% for the Company, and 1.7%, 1.5%, 1.7% and 0.9% for the country, respectively.  An increase in job growth leads to household formations, which creates an increase in demand for rental housing.  In addition, during 2006 and continuing through 2007, the increasing home mortgage interest rate environment and subsequent sub-prime lending crisis issues made it more challenging for potential residents who considered making the switch to home ownership.  After years of home ownership being the number one reason our residents give for moving out of our communities, it dropped down to the number two reason.  In 2003, home purchases represented 19.6% of our move-outs, 19.5% for 2004 and 19.4% in 2005.  In 2006 and 2007, we experienced the first significant drop in years, with the percentage reducing to 18.5% and 15.5%, respectively.  A continued uncertainty in the mortgage lending industry could push this level down further, which should positively affect our turnover rates, rental rates and improve occupancy.  As referenced in our Market Demographics table on Page 10 of this report, job growth for our markets improved in 2007 with 1.0% growth over 2006, on top of the approximate 1.2% growth in 2006 and 1.0% in both 2005 and 2004.  This growth followed negative to flat job growth in 2001 through 2003.  As there is usually a lag between job growth and household formation, this recovery did not create a measurable increased demand for our apartments until the second half of 2005, culminating with 2006 Core Properties revenue growth of 5%. This figure dropped slightly to a healthy 4% Core Property revenue growth for the year ended 2007.

The reason for using rent concessions, and the ultimate level of those concessions, has changed over the past few years.  In 2004, we were able to maintain and improve occupancies while reducing concessions (to 87 basis points of rent potential) as the economy improved.  In 2005, the overall level of concessions (105 basis points) increased to help soften the much more aggressive rental increases and significant use of water and sewer expense recovery which the Company started to pass through to the residents during 2005.  The levels of concessions in 2006 (94 basis points) were affected by two main components – our geographic repositioning efforts and the utility recovery programs.  With the Detroit and Upstate New York regions sold in 2006 and out of the Core Property pool, concessions reduced as these were our two weakest markets needing support from concessions.  At the same time, the natural gas portion of the utility recovery program was rolled out in 2006, leading to significant increases for the recovery dollars in property other income and increased concession activity for rents to counteract these aggressive increases.  The utility recovery program rollout was completed in August of 2007.  During 2007, the Company has converted to a new property management operating system that includes a Lease Rent Optimizer that no longer uses concessions to set market rents.  Concessions continued in the legacy operating system but were phased out during the year upon converting properties to the new system.  Under the new system rents are set to market daily, based on our available to rent, local supply and demand of units and pricing.

The Company owned 108 communities with 32,600 apartment units throughout 2006 and 2007 where comparable operating results are available for the years presented (the "2007 Core Properties").  Occupancies at the 2007 Core

Properties increased slightly by 10 basis points, from 94.7% to 94.8%.  Occupancies in the fourth quarter of 2007 averaged 94.6%, compared to 94.4% a year ago.  The Company uses a measurement referred to as Available to Rent, or ATR.  This is a leading indicator to assess future occupancy rates by reference to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates.  As of the end of January, 2008, our ATR was 6.1%, compared to the same time period a year ago when ATR was 6.5%.  For 2008, we are projecting physical occupancy averaging 0.1% better than 2007.

Total Core Properties rental revenue growth for 2007 was projected to be 3.4%, consisting of 3.6% in rental rate growth, 0.1% in economic occupancy improvement, partially offset by a 0.3% increase to concessions.  Actual results were 2.5% in rental rate growth, and 0.1% decrease in economic occupancy, totaling 2.4% total rental revenue growth, or 1.0% behind the guidance.  It is difficult to compare rental growth without including the utility recovery revenue which is classified as property other income.  The Company recorded $16.6 million of recovery revenue in 2007 verses only $8.6 million in 2006.  Actual results, including utility recovery revenue, were 4.4% in rental rate growth and 0.1% decrease in economic occupancy, totaling 4.3% total rental revenue growth including utility recovery income.

The guidance for 2008 Core Properties (apartment units owned throughout 2007 and 2008, the "2008 Core Properties") revenue growth is 3.8%.  Rental rates are projected to increase 3.1%, including above-average rental increases at certain communities resulting from the continued efforts to upgrade the properties.  Economic occupancies are expected to increase 0.2% for the year, such that rental revenues are projected to increase 3.3%.  Property other income is expected to increase substantially year over year, increasing the 3.3% rental revenue growth to 3.8% total revenue growth.  The item driving the property other income growth is a $3.1 million increase from utility recovery income.

Expenses for 2008 Core Properties are projected to increase 4.5%.  See below under "Results of Operations" for more details on expense comparisons.

These revenue and expense projections result in 2008 Core Properties net operating income (“NOI”) growth of 3.3% at the mid-point of 2008 guidance.  Markets where the Company expects above average NOI growth include:  Philadelphia 5.5%; Baltimore 4.8%; and Washington, D.C. 3.9%.  Markets with below average expectations include: Florida and Boston 2.2%; New York City Metro area 1.6%; Maine 0.8%; and Chicago -1.1%.  Certain historical demographic information for these markets may be found in the tables on Pages 10 and 11 of this report.

Of the two items making up NOI – revenue and operating expenses, the revenue component is likely to be more volatile.  The present economy could create higher demand for rental housing above that projected.  An economic recession that creates little new job growth could put pressure on the Company's ability to reach the mid-point of guidance.  The Company has given FFO guidance for 2008 with a range of $3.31 to $3.47 per share.

The Company has anticipated closing on acquisitions of $150 million in its budget for 2008.  The Company is committed to a disciplined approach to acquisitions, but at the same time recognizes that the continued long term low interest rate levels allow the Company flexibility to adjust hurdle rates and bids to reflect market conditions.  The Company is also targeting $180 million in dispositions from properties that have reached their potential.

During 2006 and 2007, the Company continued its stock buy-back activity, repurchasing approximately 3.9 million shares at a weighted price of approximately $52.00 per share.  The Company's strategy is to opportunistically repurchase shares at a discount to its underlying NAV, thereby continuing to build value for shareholders.  At the present time, the 2008 guidance assumes $50 million of stock buy-back.  The Company will continue to monitor stock prices, the development pipeline and acquisition alternatives to determine the current best use of capital between stock buy-back, acquisitions and debt levels.  During periods when our common shares are trading at a premium, we are not likely to repurchase shares.  In such circumstances, it would be more likely that we would issue equity in order to raise capital in order to pay down existing debt.  This should be neutral to both NAV and earnings per share, increase the level of unencumbered assets, and better position the Company to fund future acquisition and development pipeline needs.  During 2008, the Company will target leverage of approximately 51.3% (equal to the level at year end 2007) of debt-to-total market capitalization in order to meet its above-described goals.

Results of Operations (dollars in thousands, except unit and per unit data)

Comparison of year ended December 31, 2007 to year ended December 31, 2006.

The Company owned 108 communities with 32,600 apartment units throughout 2006 and 2007 where comparable operating results are available for the years presented (the "2007 Core Properties").  For the year ended December 31, 2007, the 2007 Core Properties showed an increase in total revenues of 4.0% and a net operating income increase of 5.0% over the 2006 period.  Property level operating expenses increased 2.8%.  Average physical occupancy for the 2007 Core Properties increased from 94.7% to 94.8%, with average monthly rental rates increasing 2.5% to $1,101 per apartment unit.

A summary of the 2007 Core Properties NOI is as follows:
	2007	2006	$ Change	% Change
Rent	$404,594	$395,140	$9,454	2.4%
Utility recovery revenue	16,565	8,610	7,955	92.4%
Rent including recoveries	421,159	403,750	17,409	4.3%
Other income	17,559	17,919	(360)	(2.0%)
Total revenue	438,718	421,669	17,049	4.0%
Operating and maintenance	(183,738)	(178,769)	(4,969)	(2.8%)
Net operating income	$254,980	$242,900	$12,080	5.0%

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

During 2007, the Company acquired/developed a total of 1,625 apartment units in six communities (the "2007 Acquisition Communities").  In addition, the Company experienced full-year results for the 3,271 apartment units in ten apartment communities (the "2006 Acquisition Communities") acquired/developed during 2006.  The inclusion of these acquired communities generally accounted for the significant changes in operating results for the year ended December 31, 2007.  In addition, the reported income from operations include the consolidated results of one investment where the Company is the managing general partner that has been determined to be a Variable Interest Entity ("VIE").

A summary of the NOI from continuing operations for the Company as a whole is as follows:
	2007	2006	$ Change	% Change
Rent	$464,324	$408,119	$56,205	13.8%
Utility recovery revenue	17,965	8,668	9,297	107.3%
Rent including recoveries	482,289	416,787	65,502	15.7%
Other income	19,812	18,209	1,603	8.8%
Total revenue	502,101	434,996	67,105	15.4%
Operating and maintenance	(211,126)	(184,860)	(26,266)	(14.2%)
Net operating income	$290,975	$250,136	$40,839	16.3%

During 2007, the Company disposed of five properties with a total of 1,084 units, which had partial results for 2007 and full year results for 2006 (the "2007 Disposed Communities").  During 2006, the Company disposed of 39 properties with a total of 9,705 units, which had partial results for 2006 and full year results for 2005 (the "2006 Disposed Communities").  The results of these disposed properties have been reflected in discontinued operations and are not included in the table above.

For the year ended December 31, 2007, income from operations (income before minority interest, and discontinued operations) increased by $5,835 when compared to the year ended December 31, 2006.  The increase was primarily attributable to the following factors:  an increase in rental income of $56,205 and an increase in property other income of $10,900.  These changes were partially offset by a decrease in interest and other income of $2,142, an increase in operating and maintenance expense of $26,266, an increase in general and administrative expense of $787, an increase in interest expense of $14,648, and an increase in depreciation and amortization of $17,427.  Each of the items are described in more detail below.

Of the $65,502 increase in rental income including utility recoveries, $34,671 is attributable to the 2006 Acquisition Communities, $13,527 is attributable to the 2007 Acquisition Communities partially offset by a $105 decrease attributable to the consolidation of the VIE.  The balance of $17,409 relates to a 4.3% increase from the 2007 Core Properties due primarily to an increase of 2.5% in weighted average rental rates, accompanied by a decrease in average economic occupancy from 94.0% to 93.9%, resulting in 2.4% rental growth before utility recovery revenue.  Included in the Core increase is $7,955 which represents increased utility recovery revenue compared to 2006 attributable to the Company’s water & sewer, heat, and  electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the early part of the third quarter of 2007.

In the current economic environment, it is very difficult to project rental rate and occupancy results.  The Company has provided guidance for 2008, which, at the mid-point of the range, anticipates Core Properties revenue growth of 3.8%, including utility recovery and above-average rental increases from the continued efforts to upgrade the properties.  Physical occupancy levels are expected to slightly improve from the level at the end of the fourth quarter of 2007, producing an expected average for 2008 Core Properties of 94.9%, 10 basis points higher than all of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2007 by $1,603.  Of this increase, $1,314 is attributable to the 2006 Acquisition Communities, $667 is attributable to the 2007 Acquisition Communities and partially offset by a $360 decrease in the 2007 Core Properties and an $18 decrease attributable to the VIE.  The decrease in the 2007 Core Properties is due to a reduction of corporate apartment revenue.

Interest income increased $202 due to a higher level of invested excess cash on hand available from sale proceeds of the 2006 Disposed Communities and proceeds from exchangeable senior notes awaiting reinvestment into replacement property, both occurring in the first quarter of 2007; plus sale proceeds of the 2007 Disposed Communities occurring in the third and fourth quarters of 2007.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, decreased by $2,344.  This is primarily due to a reduction in management fee income resulting from the acquisition of Mount Vernon Square at the end of 2006, which was previously being managed by the Company and a decrease in post closing consultation fees earned in connection with the significant second and fourth quarter 2006 property dispositions.

Of the $26,266 increase in operating and maintenance expenses, $14,309 is attributable to the 2006 Acquisition Communities, $6,809 is attributable to the 2007 Acquisition Communities and a $179 increase attributable to the consolidation of the VIE.  The balance for the 2007 Core Properties, a $4,969 increase in operating expenses or 2.8%, is primarily a result of increases in personnel, property insurance, real estate taxes, water & sewer and snow removal costs.  These increases were offset in part by reductions in repairs & maintenance and gas heating costs.

The breakdown of operating and maintenance costs for the 2007 Core Properties by line item is listed below:

	2007	2006	$ Variance	% Variance
Electricity	$7,417	$7,130	$(287)	(4.0%)
Gas	19,862	20,205	343	1.7%
Water & sewer	12,234	11,645	(589)	(5.1%)
Repairs & maintenance	25,300	27,034	1,734	6.4%
Personnel expense	40,342	37,228	(3,114)	(8.4%)
Advertising	4,265	4,176	(89)	(2.1%)
Legal & professional	1,362	1,224	(138)	(11.3%)
Office & telephone	5,315	5,482	167	3.0%
Property insurance	8,973	7,076	(1,897)	(26.8%)
Real estate taxes	41,594	40,445	(1,149)	(2.8%)
Snow	999	612	(387)	(63.2%)
Trash	2,842	2,603	(239)	(9.2%)
Property management G&A	13,233	13,909	676	4.9%
Total	$183,738	$178,769	$(4,969)	(2.8%)

Personnel expenses were up $3,114 or 8.4% over 2006.  Of the increase, $1,383 is reflective of changes in health and workers compensation expense between periods.  In 2007, reserves were increased by $385 as compared to 2006, where we were able to decrease these reserves by $998.  The swing in the reserves between periods reflects the variable nature of health and workers compensation claims. The balance of the increase in personnel costs after reserve changes was $1,731, or 4.6%, which includes a 3.1% salary and wage increase between periods.  The guidance for 2008 reflects an increase of 3.6%.

The normal increase of property insurance costs was $2,300 or 32.5%, which is due to a general increase in our property and general liability insurance coverages.  Insurance costs have continued to climb due to catastrophe rate increases and higher reinsurance rates.  The coverage increases were partially offset by $403 lower self-insurance reserve increases in 2007 over 2006, resulting in a net increase of $1,897, or 26.8% over 2006.  The guidance for 2008 reflects an increase of 6.5%.

Real estate taxes were up $1,149, or 2.8%.  The contributing factor was $555 in refunds received in 2006 from successful tax assessment appeals which did not occur in the 2007 period.  Without the impact of refunds, taxes would have been up only $594, or 1.5%, which reflects continued efforts in 2007 to reduce assessments.  The Company expects real estate taxes to increase 5.2% in 2008 as additional assessment reductions are not anticipated, although the Company will continue initiatives to challenge assessments and obtain cost reductions.

Water & sewer costs were up $589, or 5.1% from a year ago due to general cost increases being assessed by local municipalities; however, the water & sewer recovery program, which became fully phased in during 2006, enables the Company to recapture much of these cost increases from our residents.  The guidance for 2008 reflects an increase of 5.3%.

Snow removal costs were up $387 or 63.2%.  The year 2006 produced below normal snowfalls compared to above normal snowfalls in 2007.  Snow removal costs are anticipated to decrease to normal levels in 2008.

The decrease in repairs and maintenance of $1,734, or 6.4% is mainly attributed to non-recurring $1,302 reductions in 2007 due to cost reimbursements from fire losses.  After factoring the fire reimbursement, the 2007 decrease was only $432, or 1.6%, which is due in part to two large properties that were acquired in late 2005 that required significant work in the early part of 2006 to bring them up to Company standards.  This was not repeated in 2007.  The Company has provided guidance for 2008 which anticipates a 6.6% increase in repairs and maintenance.

Natural gas heating costs were down $343, or 1.7%, primarily as a result of having fixed contracts for our natural gas usage at a lower cost than last year.  For 2007, we had fixed contracts for 93% of our natural gas usage at a weighted average cost of $8.94 per decatherm.  The cost for 2006 was $9.29 per decatherm, or 3.9% higher than experienced this year.  The saving on the commodity coupled with savings realized through a full year impact of conservation measures implemented during 2006 were partially offset by a slight increase in consumption during

2007, as the 2006 period included above average temperatures and the 2007 heating season was closer to the thirty-year average for degree days.

As of December 31, 2007, the Company had fixed-price contracts covering approximately 94% of its natural gas exposure for the balance of the 2007/2008 heating season.  Risk is further diversified by staggering contract term expirations.  For the balance of the 2007/2008 heating season, the Company estimates the average price per decatherm will be approximately $8.28.  For calendar year 2008, where the Company has coverage for 73% of its exposure, the Company's negotiated average price per decatherm was approximately $8.36, with an all-in weighted expectation of $8.47 including an estimate for the 27% variable portion.    The Company has provided guidance for 2008 which anticipates a 5.2% increase in natural gas heating costs.  This is based on the thirty-year average for the number of degrees days for 2008.    Even though the cost per decatherm is expected to go down slightly, usage is expected to increase to normal levels.  For guidance, the portion of the calendar year not covered by fixed price contracts (27%) is assumed to be priced at a level that reflects twelve month strip pricing as of February, 2008.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2007 Core Properties was 41.9% and 42.4% for 2007 and 2006, respectively.  This 0.5% decrease resulted from the 4.0% increase in total revenue achieved through ongoing efforts to upgrade and reposition properties for maximum potential and a full year impact of the Company's roll out of its heating cost recovery program, which began in 2006; partially offset by the 2.8% increase in operating and maintenance expense.  In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses (“G&A”) increased in 2007 by $787 or 3.5% from $22,626 in 2006 to $23,413 in 2007.  G&A as a percentage of total revenues (including discontinued operations) were 4.6% for 2007 as compared to 4.4% for 2006.  If not for $520 in one-time uncompleted transaction costs expensed in the third quarter of 2007, the G&A as a percentage of total revenues would have been 4.5% in 2007.  Additionally, the ramp-up of the development department accounted for a $453 increase.  A decrease of $264, or 15.1%, was realized in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.   The Company has provided guidance for 2008 which anticipates a 4.4% increase in G&A, with the development department accounting for 38% of the increase.

Interest expense increased in 2007 by $14,648 as a result of a full year of interest expense for the 2006 Acquisition Communities, interest expense on the exchangeable senior notes and the increased borrowings in connection with the acquisition of the 2007 Acquisition Communities partially offset by lower interest on the line of credit, and a $2,354 increase in interest capitalized in connection with development activities.  In addition, amortization from deferred charges relating to the financing of properties totaled $2,929 and $2,389, and was included in interest expense for 2007 and 2006, respectively.

Depreciation and amortization expense increased $17,427 due to the additional depreciation expense on the 2007 Acquisition Communities and a full year of depreciation expense for the 2006 Acquisition Communities, as well as the incremental depreciation on the capital expenditures for additions and improvements to the Core Properties in 2007 and 2006 of $71,634 and $72,576, respectively.

Minority interest increased $1,977 as a direct result of the increase in income from operations, plus an increase in the minority interest percentage over the prior year.

Included in discontinued operations for 2007 are the operating results, net of minority interest, of the 2007 Disposed Communities.  Included in discontinued operations for 2006 are the operating results, net of minority interest, of the 2007 Disposed Communities and the 2006 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the $30,077 gain on disposition of property reported for the year 2007 is the sale of five apartment communities where the Company has recorded a combined gross gain on sale of $42,126, net of minority interest of $12,049.

Included in the $78,748 net gain on disposition of property for 2006 is the sale of 39 apartment communities where the Company recorded a combined gross gain on sale of $110,514, net of minority interest of $31,766.

Net income decreased $48,941 primarily due to the decrease in gain on sale of discontinued operations of $48,671 and a decrease of $4,128 in the income from discontinued operations in 2007 compared to 2006; partially offset by $3,858 higher income from continuing operations in 2007 compared to 2006.

Comparison of year ended December 31, 2006 to year ended December 31, 2005.

The Company owned 101 communities with 30,169 apartment units throughout 2005 and 2006 where comparable operating results are available for the years presented (the "2006 Core Properties").  For the year ended December 31, 2006, the 2006 Core Properties showed an increase in total revenues of 5.1% and a net operating income increase of 6.8% over the 2005 period.  Property level operating expenses increased 2.8%.  Average physical occupancy for the 2006 Core Properties increased from 94.4% to 94.8%, with average monthly rental rates increasing 3.2% to $1,073 per apartment unit.

A summary of the 2006 Core Properties NOI is as follows:
	2006	2005	$ Change	% Change
Rent	$365,419	$353,259	$12,160	3.4%
Utility recovery revenue	7,868	2,792	5,076	181.8%
Rent including recoveries	373,287	356,051	17,236	4.8%
Other income	17,268	15,696	1,572	10.0%
Total revenue	390,555	371,747	18,808	5.1%
Operating and maintenance	(166,335)	(161,870)	(4,465)	(2.8%)
Net operating income	$224,220	$209,877	$14,343	6.8%

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

A summary of the NOI from continuing operations for the Company as a whole is as follows:
	2006	2005	$ Change	% Change
Rent	$408,119	$365,854	$42,265	11.6%
Utility recovery revenue	8,668	2,852	5,816	203.9%
Rent including recoveries	416,787	368,706	48,081	13.0%
Other income	18,209	16,052	2,157	13.4%
Total revenue	434,996	384,758	50,238	13.1%
Operating and maintenance	(184,860)	(169,015)	(15,845)	(9.4%)
Net operating income	$250,136	$215,743	$34,393	15.9%

During 2005, the Company sold four properties with a total of 816 units, which had partial results for 2005 (the "2005 Disposed Communities"). The results of the 2005 Disposed Communities, along with the 2007 and 2006 Disposed Communities, have been reflected in discontinued operations and are not included in the table above.

For the year ended December 31, 2006, income from operations (income before minority interest and discontinued operations) increased by $5,011 when compared to the year ended December 31, 2005.  The increase was primarily attributable to the following factors:  an increase in rental income of $42,265, an increase in property other income of $7,973, an increase in interest and other income of $2,625, and a decrease in impairment of assets held as general partner of $400.  These changes were partially offset by an increase in operating and maintenance expense of $15,845, an increase in general and administrative expense of $2,974, an increase in interest expense of $14,656, and an increase in depreciation and amortization of $14,777.  Each of the items are described in more detail below.

Of the $42,265 increase in rental income, $21,578 is attributable to the 2005 Acquisition Communities, $8,228 is attributable to the 2006 Acquisition Communities and $299 is attributable to the consolidation of the VIE.  The balance of $12,160 relates to a 3.4% increase from the 2006 Core Properties due primarily to an increase of 3.2% in weighted average rental rates, accompanied by an increase in average physical occupancy from 94.4% to 94.8%.

Property other income, which consists primarily of income from utility recovery charges, operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2006 by $7,973.  Of this increase, $1,097 is attributable to the 2005 Acquisition Communities, $259 is attributable to the 2006 Acquisition Communities and partially offset by a $31 decrease attributable to the VIE.  The balance of $6,648 represents a 36.0% increase attributable to the 2006 Core Properties.  Included in the 2006 Core Properties increase is $5,076, which represents increased utility recovery revenue compared to 2005.

Interest income increased $1,180 due to a higher level of invested excess cash on hand available from sale proceeds of the 2006 Disposed Communities and proceeds from exchangeable senior notes awaiting reinvestment into replacement property.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased in 2006 by $1,445.  This is due primarily to the post closing consultation fees earned in connection with the 2006 Disposed Communities.

Of the $15,845 increase in operating and maintenance expenses, $8,521 is attributable to the 2005 Acquisition Communities, $2,969 is attributable to the 2006 Acquisition Communities partially offset by a $173 decrease attributable to the VIE.  The balance for the 2006 Core Properties, a $4,465 increase in operating expenses or 2.8%, is primarily a result of increases in gas heating costs, repairs & maintenance and property insurance.  These increases were offset in part by reductions in personnel, advertising, and snow removal costs.

The breakdown of operating and maintenance costs for the 2006 Core Properties by line item is listed below:

	2006	2005	$ Variance	% Variance
Electricity	$6,812	$6,271	$(541)	(8.6%)
Gas	19,281	18,045	(1,236)	(6.8%)
Water & sewer	10,814	10,154	(660)	(6.5%)
Repairs & maintenance	24,761	23,589	(1,172)	(5.0%)
Personnel expense	34,530	35,132	602	1.7%
Advertising	3,974	4,386	412	9.4%
Legal & professional	1,100	841	(259)	(30.8%)
Office & telephone	5,199	5,307	108	2.0%
Property insurance	6,613	5,559	(1,054)	(19.0%)
Real estate taxes	37,453	37,277	(176)	(0.5%)
Snow	588	1,166	578	49.6%
Trash	2,349	2,381	32	1.3%
Property management G&A	12,861	11,762	(1,099)	(9.3%)
Total	$166,335	$161,870	$(4,465)	(2.8%)

With a $1,236 increase, natural gas heating costs were up 6.8% over 2005 reflecting significant increases in the cost of natural gas per decatherm.  For calendar year 2006, the Company's average price per decatherm was $9.29.  A year ago, the average commodity cost for the year was $6.98.  Both the winter of the first quarter and fourth quarter of 2006 were mild, partially offsetting the 33% increase in commodity cost.

The increase in repairs and maintenance of $1,172, or 5.0%, is mainly attributed to a non-recurring $618 reduction in 2005 due to cost reimbursements from fire losses.  After factoring the fire reimbursement, the 2006 increase was only $554, or 2.3%.

Personnel expenses were down $602, or 1.7% in 2006 versus 2005.  The Company experienced favorable variances in workers compensation and health insurance, which were down $322, or 10%.  As with heating costs described above, the more mild winter in 2006 produced lower snowfall which reduces labor costs.

Advertising costs were down $412, or 9.4%, as a result of property management decreasing spending on major newspaper ads and focusing instead on internet advertising and resident referral programs.

Legal and professional fees were up $259, or 30.8%, due in part to increased efforts for property tax assessment appeals.

Property insurance costs were up $1,054, or 19.0% over 2005, primarily due to a general increase in our property and general liability insurance premiums.  Insurance costs have continued to climb due to catastrophe rate increases and higher reinsurance rates.

Real estate taxes were up only $176, or 0.5% in 2006, reflecting general increased assessments and rates as tax authorities struggle to raise revenues in many regions of the country, mostly offset by selected successful property tax appeals which resulted in $555 savings in 2006.

Snow removal costs were down $578 or 49.6%.  The year 2006 produced below normal snowfalls compared to normal snowfall in 2005.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2006 Core Properties was 42.6% and 43.5% for 2006 and 2005, respectively.  This 0.9% decrease resulted from the 5.1% increase in total revenue achieved through ongoing efforts to upgrade and reposition properties for maximum potential and the Company's roll out of its heating cost recovery program in 2006, offset by the 2.8% increase in operating and maintenance expense.  In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses (“G&A”) increased in 2006 by $2,974 or 15% from $19,652 in 2005 to $22,626 in 2006.  G&A as a percentage of total revenues (including discontinued operations) were 4.4% for 2006 as compared to 4.0% for 2005.  The accounting rules effecting stock options and restricted stock enacted in 2006, SFAS 123R, required the Company to recognize compensation costs in 2006 for retirement-eligible and near-retirement-eligible employees and directors over a shorter vesting period than 2005, coupled with a significantly higher stock price, resulting in $879 higher expense for 2006.  Part of the increase, $1,667, is the direct result of the increase in corporate incentive compensation bonus accrued in 2006, partially offset by a $1,331 reduction in external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.  G&A for 2006 also included $505 for the development department which was non-existent in 2005.  A significant portion of the costs in 2005 related to the non-recurring first year efforts for Section 404 compliance.

Interest expense increased in 2006 by $14,656 as a result of a full year of interest expense for the 2005 Acquisition Communities, the increased borrowings in connection with acquisition of the 2006 Acquisition Communities and interest expense on the exchangeable senior notes, partially offset by lower interest on line of credit expenses.  In addition, amortization from deferred charges relating to the financing of properties totaled $2,389 and $1,975, and was included in interest expense for 2006 and 2005, respectively.

Included in 2005 interest expense are prepayment penalties of $147 in connection with the refinancing or payoff of certain mortgages not in connection with a sale of any property.

Depreciation and amortization expense increased $14,777 due to the additional depreciation expense on the 2006 Acquisition Communities and a full year of depreciation expense for the 2005 Acquisition Communities, as well as the incremental depreciation on the capital expenditures for additions and improvements to the Core Properties in 2006 and 2005 of $64,000 and $67,276, respectively.

The Company has sold virtually all of the assets associated with its general partner interests in the affordable properties in order to focus solely on the direct ownership and management of market rate apartment communities.  During 2005, the Company recorded impairment charges of $400, which pertains to an impairment charge taken on the one remaining VIE to reduce its investment to fair market value.

Minority interest increased $995 as a direct result of the increase in income from operations, partially offset by a decrease in the minority interest percentage over the prior year.

Included in discontinued operations for 2006 are the operating results, net of minority interest, of the 2007 and 2006 Disposed Communities.  Included in discontinued operations for 2005 are the operating results, net of minority interest, of the 2007, 2006 and 2005 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the $78,748 net gain on disposition of property for 2006 is the sale of 39 apartment communities where the Company recorded a combined gross gain on sale of $110,514, net of minority interest of $31,766.

Included in the $53,975 gain on disposition of property reported for the year 2005 is the sale of four apartment communities where the Company has recorded a combined gross gain on sale of $73,022, net of minority interest of $24,227.  In addition, the Company recorded a $7,686 gain, net of minority interest of $2,506, during the year related to the disposal of two affordable partnerships.

Net income increased $28,973 primarily due to the increase in gain on sale of discontinued operations of $24,773 in 2006 compared to 2005; plus $4,016 higher income from continuing operations in 2006 compared to 2005.

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition and development of additional properties, debt repayments and stock repurchases.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.  Management anticipates the acquisition of communities of approximately $150 million in 2008, although there can be no assurance that additional acquisitions will actually occur.

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

As of December 31, 2007, the Company had an unsecured line of credit agreement with M&T Bank of $140 million which expires September 1, 2008 and can be extended one year upon satisfaction of certain conditions.  The Company has had no occurrences of default through December 31, 2007.  The Company had $2.5 million outstanding as of December 31, 2007.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate of 4.60% at December 31, 2007.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

The Company plans to explore  increasing substantially the level of the line of credit above the current $140 million limit either later in 2008 or 2009.  The Company has been very successful in increasing the percentage of unencumbered assets of the total property pool.  At the end of 2006, unencumbered assets were 11% of the property portfolio.  At the end of 2007, this had grown to over 16%.  Based on projection of activity during 2008, the Company estimates that this level will grow to over 21% by year-end 2008.  This higher level adds flexibility as the unencumbered pool is estimated by year-end 2008 to support unsecured borrowing in excess of a half billion dollars, compared to outstanding unsecured debt at year-end 2007 of $202.5 million.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  At December 31, 2007, the Company owned 27 properties with 5,812 apartment units which were unencumbered by debt.

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

During 2007, the Company sold five communities, with a total of 1,084 units, for $129.5 million.  A gain on sale of approximately $42.1 million, before the allocation of minority interest, was realized from these sales.  The weighted average first year capitalization rate projected on these dispositions is 5.9%.

Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $180 million in 2008, $65 million of which were closed during the first two months of 2008, although there can be no assurance that additional dispositions will actually occur.

During 2006, the Company sold 39 communities for a total sales price of $495.3 million.  The Company was able to sell these properties at an average capitalization rate of 7.6% and reinvest in the acquisition of properties with more growth potential at an expected first year cap rate of 6.4%.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.    During 2007, the Company issued $36.3 million in 634,863 UPREIT Units as partial consideration for three acquired properties.  During 2006, the Company issued $20.4 million in 343,393 UPREIT Units as partial consideration for two acquired properties.

The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuance.  From January 1, 2006 through December 26, 2006, the Company met demand through share repurchases by the transfer agent in the open market on the Company's behalf.  From December 27, 2006 through September 25, 2007, the Company met demand by issuing new shares.  As of September 26, 2007, the Company switched to meeting demand through share repurchases by the transfer agent in the open market on the Company's behalf.

Management monitors the relationship between the Company's stock price and its estimated NAV.  During times when the difference between these two values is small, resulting in little "dilution" of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during 2007 or 2006.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%, which generated net proceeds of $195.8 million.  The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of the Series F Preferred Shares and property acquisitions.  The exchange terms and conditions are more fully described under “Contractual Obligations and Other Commitments”, below.

In March 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"), with a $25.00 liquidation preference per share.  This offering generated net proceeds of approximately $58.1 million.  The net proceeds were used to fund the Series B preferred stock repurchase, property acquisitions, and property upgrades.  Each Series F Preferred share received an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).  The Series F

Preferred Shares were redeemed by the Company on March 26, 2007 at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $0.4 million.  In accordance with the SEC’s clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the initial offering costs of $1.9 million associated with the issuance of the Series F Preferred Shares were written-off in the first quarter of 2007, and are reflected as a reduction of net income available to common stockholders in determining earnings per share for the year ended December 31, 2007.

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  At December 31, 2005, there was approval remaining to purchase 3,220,195 shares.  During 2006, the Company repurchased 2,613,747 shares of its outstanding common stock at a cost of $142.5 million at a weighted average price of $54.53 per share.  On October 27, 2006, the Board of Directors approved an additional 2,000,000-share increase in the stock repurchase program.  During 2007, the Company repurchased 1,243,700 shares of its outstanding common stock at a cost of $58.3 million at a weighted average price of $46.86 per share, resulting in a remaining authorization level of 1,362,748 shares as of December 31, 2007.  The Company will continue to monitor stock prices, the net asset value, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.  At the present time, the 2008 guidance assumes $50 million of stock buy-back.

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at December 31, 2007 (no change from initial rating) is a corporate credit rating of "BBB" (Triple-B).

As of December 31, 2007, the weighted average rate of interest on the Company’s total indebtedness of $2.2 billion was 5.6% with staggered maturities averaging approximately seven and two-thirds years.  Approximately 99% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The Company's net cash flow from operating activities decreased from $163 million in 2006, to $162 million in 2007.  The small decrease was principally due to improved operating performance of the 2007 Core Properties offset by changes in accounts payable and accrued liabilities, cash held in escrow and other assets.  The decreases in cash held in escrows and accounts payable were due to normal timing differences in accounts payable and real estate tax payments and lower accrued liabilities were due to lower accrued bonuses in 2007 as compared to 2006.  The decrease in other assets was principally due to the use of funds that were on deposit in 2006 for the acquisition of properties that closed in 2007.

Cash flows from investing activities changed from net cash provided of $160 million in 2006 to cash used of $88 million in 2007.  The significant change of $248 million between years is attributable to the unusually high $488 million proceeds from 2006 Disposed Communities as compared to a more typical $127 million proceeds from the 2007 Disposed Communities.  In 2006 funds from 2006 Disposed Communities were added to escrow of $39 million compared to the withdrawal of $42 million in 2007 used for 2007 Acquisition Communities.

Cash flows used in financing activities were $210 million in 2006 compared to $187 million in 2007.  The lower use of cash in 2007 was due to $85 million lower common stock buybacks, $84 million lower paydowns on the line of credit, combined with $123 million more cash provided by mortgage financings, offset by $17 million lower proceeds from stock option exercises, the redemption of the Series F preferred stock for $60 million in 2007 and the exchangeable senior notes in 2006 which generated net proceeds of $196 million.

On February 11, 2008, the Board of Directors declared a dividend of $0.66 per share for the quarter ended December 31, 2007.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable February 29, 2008 to shareholders of record on February 22, 2008.

Critical Accounting Policies (dollars in thousands, except unit and per unit data)

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

Revenue Recognition

The Operating Partnership leases its residential apartment units under leases with terms generally one year or less.  Rental income is recognized on a straight-line basis over the related lease term.  As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company recognizes rental revenue of acquired in-place "above and below" market leases at their fair value over the weighted average remaining lease term. Property other income, which consists primarily of income from operation of laundry facilities, utility recovery, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned (when the services are provided, or when the resident incurs the charge).

Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

Real Estate

Real estate is recorded at cost.  Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements.  Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms.  Interest costs are capitalized until construction is substantially complete.  There was $3,441, $1,087 and $1,096 of interest capitalized in 2007, 2006 and 2005, respectively.  Salaries and related costs capitalized for 2007, 2006 and 2005 were $1,967, $2,097 and $2,135, respectively.  When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income.  Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

Management reviews its long-lived assets used in operations for impairment when, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), there is an event or change in circumstances that indicates an impairment in value.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value.  If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

The Company accounts for its acquisitions of investments in real estate in accordance with SFAS 141, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, and personal property and identified intangible assets and liabilities, consisting of the value of above market and below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values.  The Company considers acquisitions of operating real estate assets to be businesses as that term is defined in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

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

The acquisitions of minority interests for shares of the Company's common stock are recorded under the purchase method with assets acquired reflected at the fair market value of the Company's common stock on the date of acquisition.  The acquisition amounts are allocated to the underlying assets based on their estimated fair values.  There were 478,318 and 3,769,733 shares of UPREIT Units converted to common stock, during 2007 and 2006, respectively.  The Company made adjustments in the amount of $16,475 and $124,631, during 2007 and 2006, respectively, to record the fair market value of the conversions.

Discontinued Operations

The Company reports its property dispositions as discontinued operations as prescribed by the provisions of SFAS 144.  Pursuant to the definition of a component of an entity in SFAS 144, assuming no significant continuing involvement by the former owner after the sale, the sale of an apartment community is considered a discontinued operation.  In addition, apartment communities classified as held for sale are also considered a discontinued operation.  The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date.

Included in discontinued operations for the three years ended December 31, 2007 are the operating results, net of minority interest, of 48 apartment community dispositions (5 sold in 2007, 39 sold in 2006 and 4 sold in 2005).  In addition, discontinued operations for the year ended December 31, 2005 includes the operating results of four VIEs sold during 2005.  For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

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

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2007, 2006 and 2005, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital.

Included in total assets on the Consolidated Balance Sheets are deferred tax assets of $10,149 and $10,079 as of December 31, 2007 and 2006, respectively.  The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $10,149 and $10,078 for the years ended December 31, 2007 and 2006, respectively.  The deferred tax assets are associated with HPRS who performs certain of the residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

Variable Interest Entities

Effective March 31, 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements.  The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE").

The Company is currently the general partner in one VIE with a total of 868 units syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of this partnership for a management fee.  In addition, the Company has certain operating deficit and tax credit guarantees to its limited partner.  The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the consolidated balance sheets of including this VIE as of December 31, 2007 and 2006 includes total assets of $19,241 and $20,473, total liabilities of $17,703 and $17,892, and minority interest of $1,538 and $2,581, respectively.  The VIE is included in the Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005.

Acquisitions and Dispositions (dollars in thousands, except unit and per unit data)

In 2007, the Company acquired a total of five communities with a total of 1,541 units for total consideration of $161,500, or an average of approximately $104,800 per unit.  For the same time period, the Company sold five properties with a total of 1,084 units for total consideration of $129,500, or an average of $119,500 per unit.  The weighted average expected first year cap rate of the 2007 Acquisition Communities was 5.9% and of the 2007 Disposed Communities was 5.9%.  The weighted average unleveraged IRR during the Company's ownership for the properties sold was 12.0%.

In 2006, the Company acquired a total of eight communities with a total of 3,067 units for total consideration of $360,100, or an average of approximately $117,400 per unit.  For the same time period, the Company sold 39 properties with a total of 9,705 units for total consideration of $495,300, or an average of approximately $51,000 per unit.  The weighted average expected first year cap rate of the 2006 Acquisition Communities was 6.7% and of the 2006 Disposed Communities was 7.6%.  The weighted average unleveraged IRR during the Company's ownership for the properties sold was 9.3%.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company’s line of credit matures in September 2008, and had $2.5 million outstanding at December 31, 2007.  The $2.0 billion in mortgage notes payable have varying maturities ranging from 1 to 34 years.  The principal payments on the mortgage notes payable for the years subsequent to December 31, 2007, are set forth in the table below as "Long-term debt."

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The adjusted exchange price at December 31, 2007 was $73.25 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

The Company leases its corporate office space from an affiliate and the office space for its regional offices from third parties.  The corporate and regional office space requires an annual base rent plus a pro-rata portion of property improvements, real estate taxes, and common area maintenance.  These leases are set forth in the table below as "Operating leases."

Purchase obligations represent those costs that the Company is contractually obligated to pay in the future.  The significant components of this caption are costs for capital improvements at the Company’s properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising.  The purchase obligations include amounts tied to contracts, some of which expire in 2008.  It is the Company's intention to renew these normal operating contracts; however, there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt (1)	$1,986,789	$121,461	$69,327	$367,173	$285,716	$182,142	$960,970
Exchangeable senior notes (1)	200,000	-	-	-	200,000	-	-
Line of credit (1)	2,500	2,500	-	-	-	-	-
Operating leases	5,420	2,254	2,242	472	260	192	-
Purchase obligations	8,367	7,282	769	285	30	1	-
Total (2)	$2,203,076	$133,497	$72,338	$367,930	$486,006	$182,335	$960,970

(1)	Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Notes 4, 5 and 6 to the Consolidated Financial Statements.

(2)
The contractual obligations and other commitments in the table are set forth as required by Item 303(a)(5) of Regulation S-K promulgated by the SEC in January of 2003 and are not prepared in accordance with generally-accepted accounting principles.

As discussed in the section entitled "Variable Interest Entities," the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed certain low income housing tax credits to limited partners in this partnership totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the Company believes the property's operations conform to the applicable requirements and does not anticipate any payment on the guarantee.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Capital Improvements  (dollars in thousands, except unit and per unit data)

Effective January 1, 2007, the Company updated its estimate of the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment.  The Company now estimates that the annual amount is $760 per apartment unit compared to $525 in the prior five years.  This new amount better reflects current actual costs and the effects of inflation since the last update.

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

				Maintenance
			Capitalized	Expense	Total
	Capitalized		Expenditure	Cost per	Cost per
	Cost per	Useful	Per Unit	Unit	Unit
Category	Unit	Life(1)	Per Year(2)	Per Year(3)	Per Year
Appliances	$1,368	10	$137	$5	$142
Blinds/shades	135	3	45	6	51
Carpets/cleaning	840	4	210	97	307
Computers, equipment, misc.(4)	120	5	24	29	53
Contract repairs	-	-	-	102	102
Exterior painting (5)	84	3	28	1	29
Flooring	250	7	36	-	36
Furnace/air (HVAC)	765	24	32	43	75
Hot water heater	260	7	37	-	37
Interior painting	-	-	-	138	138
Kitchen/bath cabinets	1,100	25	44	-	44
Landscaping	-	-	-	106	106
New roof	800	24	33	-	33
Parking lot	540	15	36	-	36
Pool/exercise facility	105	16	7	23	30
Windows	1,505	28	54	-	54
Miscellaneous (6)	555	15	37	40	77
Total	$8,427		$760	$590	$1,350

(1)	Estimated weighted average actual physical useful life of the expenditure capitalized.
(2)	This amount is not necessarily incurred each and every year. Some years will be higher, or lower depending on the timing of certain longer life expenditures.
(3)
These expenses are included in the Operating and maintenance line item of the Consolidated Statement of Operations.  Maintenance labor costs are not included in the $590 per unit estimate.  All personnel costs for site supervision, leasing agents, and maintenance staff are combined and disclosed in the Company's Core Properties expense detail schedule.

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

The Company estimates that approximately $760 and $525 per unit was spent on recurring capital expenditures in 2007 and 2006, respectively.  The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

	For the year ended December 31,
	2007						2006
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
New buildings	$-	$-	$2,067	$56	$2,067	$56	$2,392	$72
Major bldg improvements	4,368	119	13,036	355	17,404	474	16,936	512
Roof replacements	1,211	33	2,810	77	4,021	110	3,357	101
Site improvements	1,578	43	8,514	232	10,092	275	8,114	245
Apartment upgrades	4,350	119	16,485	449	20,835	568	15,476	467
Appliances	3,945	107	4	-	3,949	107	3,524	106
Carpeting/flooring	9,029	246	2,598	71	11,627	317	9,197	278
HVAC/mechanicals	2,533	69	9,636	263	12,169	332	11,128	336
Miscellaneous	881	24	2,125	58	3,006	82	3,014	91
Totals	$27,895	$760	$57,275	$1,561	$85,170	$2,321	$73,138	$2,208
(a) Calculated using the weighted average number of units owned, including 32,600 core units, 2006 acquisition units of 3,067, and 2007 acquisition units of 1,036 for the year ended December 31, 2007 and 32,600 core units and 2006 acquisition units of 505 for the year ended December 31, 2006.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the year ended December 31,
	2007						2006
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
Core Communities	$24,776	$760	$46,858	$1,437	$71,634	$2,197	$72,576	$2,226
2007 Acquisition Communities	787	760	2,563	2,474	3,350	3,234	-	-
2006 Acquisition Communities	2,332	760	7,854	2,561	10,186	3,321	562	1,113
Subtotal	27,895	760	57,275	1,561	85,170	2,321	73,138	2,208
2007 Disposed Communities	562	760	1,317	1,782	1,879	2,542	3,787	3,494
2006 Disposed Communities	-	-	-	-	-	-	7,067	1,044
Corporate office expenditures (1)	-	-	-	-	3,281	-	3,560	-
Totals	$28,457	$760	$58,592	$1,565	$90,330	$2,325	$87,552	$2,051

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software and office furniture and fixtures.

Environmental Issues

Phase I environmental site assessments have been completed on substantially all of the Owned Properties.  As of December 31, 2007, there were no recorded amounts resulting from environmental liabilities as there were no known contingencies with respect thereto.  Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

During the past few years, there has been media attention given to the subject of mold in residential communities.  The Company has responded to this attention by providing to its community management the Company's Operation and Maintenance Plan for the Control of Moisture (“O&M Plan”).  The O&M Plan, designed to analyze and manage all exposures to mold, has been implemented at all of the Company's communities.  There have been only limited cases of mold identified to management due to the application and practice of the O&M Plan.  No condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to mold.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  This statement is effective in fiscal years beginning after November 15, 2007, except for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact and believes that the adoption of SFAS 157 will not have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option granted in SFAS 159.  Excluded from the scope of SFAS 159 are real estate assets and interests in variable interest entities.  The Company is currently evaluating the impact and believes that the adoption of SFAS 159 will not have a material effect on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times.  Starting in 2001 and continuing into 2004 many regions of the United States had experienced varying degrees of economic recession and certain recessionary trends, such as a temporary reduction in occupancy and reduced pricing power limiting the ability to aggressively raise rents.  Starting in the second half on 2004 and continuing into 2007, we have seen a reversal of these recessionary trends.  However, in the fourth quarter of 2007 and into 2008, the sub-prime issue has put significant pressure on the mortgage lending industry.  The Company has not had any unfavorable outcomes from this issue and has continued to receive favorable financing at market rates of interest.  In light of this, we will continue to review our business strategy; however, we believe that given our property type and the geographic regions in which we are located, we do not anticipate any changes in our strategy or material effects on financial performance.

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

Forward Looking Statements

This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  Some examples of forward-looking statements include statements related to acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  At December 31, 2007 and December 31, 2006, approximately 99% of the Company’s debt bore interest at fixed rates for both periods.  At December 31, 2007 and December 31, 2006, approximately 89% of the Company’s debt was secured and bore interest at fixed rates with a weighted average maturity of approximately 6 years, for both periods, and a weighted average interest rate of approximately 5.76% and 5.77%, respectively, including the $28 million of secured debt which was swapped to a fixed rate at December 31, 2006.  The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of approximately 20 and 21 years and a weighted average interest rate of 4.63% and 4.95%, for 2007 and 2006, respectively.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At December 31, 2007 and December 31, 2006, the fair value of the Company’s fixed and variable rate secured debt, including the $28 million of secured debt which was swapped to a fixed rate at December 31, 2006, amounted to a liability of $2.02 billion and $1.93 billion, respectively, compared to its carrying amount of $1.99 billion and $1.92 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at December 31, 2007 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $1.93 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2007, the Company had no other material exposure to market risk.

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

Disclosure Controls and Procedures.

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

The principal executive officer and principal financial officer evaluated, as of December 31, 2007, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have determined that such disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with the United States of America generally accepted accounting principles.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.  In addition, management has not identified any material weaknesses in the Company's internal controls.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

Directors

The Board of Directors (the "Board") currently consists of eleven members.  The terms for all of the directors of Home Properties expire at the 2008 Shareholders' Meeting.  All of the directors have agreed to stand for re-election at the 2008 Stockholders Meeting, except for Thomas S. Summer, who has notified the Company that he will not stand for re-election because of responsibilities associated with a new employment position.

The information sets forth, as of February 22, 2008, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

		Year First
Name of Director	Age	Elected Director
Josh E. Fidler	52	2004
Alan L. Gosule	67	1996
Leonard F. Helbig, III	62	1994
Roger W. Kober	74	1994
Nelson B. Leenhouts	72	1993
Norman Leenhouts	72	1993
Edward J. Pettinella	56	2001
Clifford W. Smith, Jr.	61	1994
Paul L. Smith	72	1994
Thomas S. Summer	54	2004
Amy L. Tait	49	1993

Josh E. Fidler has been a director of the Company since August, 2004.  Mr. Fidler is a Founding Partner of Boulder Ventures, Ltd., a manager of venture capital funds, which has been in operation since 1995.  Since 1985, he has also been a principal in a diversified real estate development business known as The Macks Group.  In 1999, the Company acquired 3,297 apartment units from affiliates of The Macks Group.  Mr. Fidler was also a principal of the entity which owned a 240 unit apartment community which the Company purchased in 2004.  He is a graduate of Brown University and received a law degree from New York University.  Mr. Fidler is a member of the Maryland Region Advisory Board of SunTrust Bank, the Board of Johns Hopkins Medicine and President of the Board of Trustees of The Park School.

Alan L. Gosule, has been a director of the Company since 1996.  Mr. Gosule has been a partner in the New York Office of the law firm of Clifford Chance US LLP (successor to Rogers & Wells) since August 1991 and prior to that time was a partner in the law firm of Gaston & Snow.  Mr. Gosule is a graduate of Boston University and its Law School and received an LLM in Taxation from Georgetown University.  Mr. Gosule also serves on the Boards of Directors of MFA Mortgage Investments, Inc. and F.L. Putnam Investment Management Company.  He also serves on the Board of Trustees of Ursuline Academy.

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

Nelson B. Leenhouts has served as Board Co-Chair since his retirement as Co-Chief Executive Officer effective January 1, 2004.  He had served as Co-Chief Executive Officer, President and a director of the Company since its inception in 1993.  Since its formation, he has also served as a director of HPRS, for which he had also served in various officer capacities prior to his retirement.  Mr. Leenhouts also served as a Senior Advisor to the Company pursuant to an Employment Agreement with a term that expired on December 31, 2006.  In addition, Nelson Leenhouts was employed by the Company to fulfill additional responsibilities with respect to the Company’s development activities pursuant to a Development Agreement, the term of which also expired on December 31, 2006.  Mr. Leenhouts subsequently entered into an Employment Agreement with a term that expired on December 31, 2007.  He continues as an employee of the Company working as a liaison to the development team, but he no longer has an employment agreement.  Nelson Leenhouts was the founder, and a co-owner, together with Norman Leenhouts, of Home Leasing, and has continued to serve as President of Home Leasing since 1967.  He is a member of the Board of Directors of the Genesee Valley Trust Company.  Nelson Leenhouts is a graduate of the University of Rochester.  He is the twin brother of Norman Leenhouts, the uncle of Amy L. Tait and the step-father of executive officer, Johanna A. Falk.

Norman P. Leenhouts has served as Board Co-Chair since his retirement as Co-Chief Executive Officer effective January 1, 2004.  He had served as Board Chair, Co-Chief Executive Officer and a director of the Company since its inception in 1993.  Since its formation, he has also served as a director of HPRS.  Mr. Leenhouts also served as a Senior Advisor to the Company pursuant to an Employment Agreement with a term that expired on December 31, 2006.  Prior to January 1, 2006, Norman Leenhouts was a co-owner, together with Nelson Leenhouts, of Home Leasing, where he had served as Board Chair since 1971.  He is currently the Chairman of Broadstone Ventures, LLC and Broadstone Real Estate, LLC, formed to contain the property management business of Home Leasing and of Broadstone Net Lease, Inc., which is a private REIT that invests in net lease properties, as well as Broadstone Asset Management, LLC.  He is a member of the Board of Trustees of the University of Rochester and The Charles E. Finney School, where he also serves as Board Chair.  He is a graduate of the University of Rochester and is a certified public accountant.  He is the twin brother of Nelson Leenhouts and the father of Amy L. Tait.

Edward J. Pettinella has served as President and Chief Executive Officer of the Company since January 1, 2004.  He is also a director.  He joined the Company in 2001 as an Executive Vice President and director.  He is also the President and Chief Executive Officer of HPRS.  From 1997 until February 2001, Mr. Pettinella served as President, Charter One Bank of New York and Executive Vice President of Charter One Financial, Inc.  From 1980 through 1997, Mr. Pettinella served in several managerial capacities for Rochester Community Savings Bank, Rochester, NY, including the positions of Chief Operating Officer and Chief Financial Officer.  Mr. Pettinella serves on the Board of Directors of Rochester Business Alliance, United Way of Greater Rochester, The Lifetime Healthcare Companies, National Multi Housing Counsel, Syracuse University School of Business and the Geneseo Foundation Board.  He is also a member of Urban Land Institute.  Mr. Pettinella is a graduate of the State University at Geneseo and holds an MBA Degree in finance from Syracuse University.

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

Thomas S. Summer has been a director of the Company since August, 2004.  Mr. Summer was the Executive Vice President and Chief Financial Officer of Constellation Brands, Inc. until May 15, 2007.  Prior to his employment by Constellation Brands, he held various positions in financial management with Cardinal Health, Inc., PepsiCo, Inc., and Inland Steel Industries.  As of January 22, 2008, Mr. Summer is the Chief Financial Officer of Advance Publications, Inc. and the President of Advance Financial Group, LLC.  As a result of these new positions, Mr. Summer has notified the Company that he will not stand for re-election at the 2008 Stockholders Meeting.  He is currently a member of the Board of Greatbatch, Inc., but will not stand for re-election at their next stockholders meeting.  Mr. Summer is a graduate of Harvard University and holds an MBA degree in finance and accounting from the University of Chicago.

Amy L. Tait has served as a director of the Company since its inception in 1993.  Effective February 15, 2001, Mrs. Tait resigned her full-time position as Executive Vice President of the Company and as a director of HP Management.  She continued as a consultant to the Company pursuant to a consulting agreement that terminated on February 15, 2002.  She founded Tait Realty Advisors, LLC in 2001, and is currently the Chief Executive Officer and a director of Broadstone Ventures, LLC, Broadstone Real Estate, LLC, Broadstone Net Lease, Inc. and Broadstone Asset Management, LLC where she also serves as Secretary.  Mrs. Tait joined Home Leasing in 1983 and held several positions with the Company, including Senior and Executive Vice President and Chief Operating Officer.  She currently serves on the M & T Bank Regional Advisory Board and the boards of the United Way of Rochester, Center for Governmental Research, Allendale Columbia School, Monroe County Center for Civic Entrepreneurship and the Simon School Executive Advisory Committee.  Mrs. Tait is a graduate of Princeton University and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.  She is the daughter of Norman Leenhouts and the niece of Nelson B. Leenhouts.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied on a timely basis, except as follows.  The purchase of 2,000 shares of Common Stock by Leonard F. Helbig, III was reported late as a result of a delay related to a new filing software system used by the Company.  The accrual of phantom stock units under the Company’s Deferred Bonus Plan (to be converted into common shares at the end of the deferral period) into the deferred bonus accounts of the following executive officers was reported late as was the deposit of additional shares into those accounts pursuant to the dividend reinvestment feature of the Deferred Bonus Plan:  Johanna Falk: 479 phantom units on initial deferral/14 phantom units on dividend reinvestment; Robert J. Luken: 392 phantom units on initial deferral/5 phantom units on dividend reinvestment; Ann M. McCormick: 833 phantom units on initial deferral/44 phantom units on dividend reinvestment; and Scott Doyle: 1,198 phantom units on initial deferral/22 phantom units on dividend reinvestment.  All of the above transactions were subsequently reported on a Form 4.

Audit Committee, Audit Committee Independence and Financial Expert

The information required by this item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2008 under “Board Matters/Board Committees/Audit Committee.”  The proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Stockholder Nominations to Board

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2008 under “Board Matters/Stockholder Nominees.”  The proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for Senior Financial Officers, both which apply to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller.  Both codes are available on the Company’s Web site at www.homeproperties.com under the heading “Investors/Corporate Governance/Highlights.”  In addition, the Company will provide a copy of the codes to anyone without charge, upon request addressed to the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

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

Item 11.      Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 1, 2008 under "Executive Compensation" and “Board Matters/Compensation Committee Interlocks and Insider Participation.”  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, including Equity Compensation Plan Information, is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2008 under "Security Ownership of Certain Beneficial Owners and Management" and under "Equity Compensation Plan Information."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2008 under "Transactions with Related Persons, Promoters and Certain Control Persons” and “Board Matters/Board Independence."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 14.      Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2008 under “Report of the Audit Committee” and "Principal Accounting Fees and Services."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a) 1 and 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

HOME PROPERTIES, INC.

Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheets
as of December 31, 2007 and 2006	69
Consolidated Statements of Operations
for the Years Ended December 31, 2007, 2006 and 2005	70
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the Years Ended December 31, 2007, 2006 and 2005	71
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2007, 2006 and 2005	72
Notes to Consolidated Financial Statements	73
Schedule II:
Valuation and Qualifying Accounts	98
Schedule III:
Real Estate and Accumulated Depreciation	99

3.  Exhibits

Exhibit Number	Exhibit
1.0	Underwriting Agreement, dated May 9, 2006, between Home Properties, Inc., UBS Securities LLC and the selling shareholders named therein.
2.1	Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein Relating to Royal Gardens I, together with Amendment No. 1
2.2	Agreement among Home Properties of New York, Inc and Philip Solondz and Daniel Solondz relating to Royal Gardens II, together with Amendment No. 1
2.24	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC
2.25	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC
2.27
Form of Contribution Agreement among Home Properties of New York, L.P. and Strawberry Hill Apartment Company LLLP, Country Village Limited Partnership, Morningside Six, LLLP, Morningside North Limited Partnership and Morningside Heights Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form

Exhibit Number	Exhibit
2.29	Form of Contribution Agreement dated June 7, 1999, relating to the CRC Portfolio with schedule setting forth material details in which documents differ from form
2.30	Form of Contribution Agreement relating to the Mid-Atlantic Portfolio with schedule setting forth material details in which documents differ from form
2.31	Contribution Agreement among Home Properties of New York, L.P., Leonard Klorfine, Ridley Brook Associates and the Greenacres Associates
2.33
Contribution Agreement among Home Properties of New York, L.P., Gateside-Bryn Mawr Company, L.P., Willgold Company, Gateside-Trexler Company, Gateside-Five Points Company, Stafford Arms, Gateside-Queensgate Company, Gateside Malvern Company, King Road Associates and Cottonwood Associates

2.34	Contribution Agreement between Old Friends Limited Partnership and Home Properties of New York, L.P. and Home Properties of New York, Inc., along with Amendments Number 1 and 2 thereto
2.35	Contribution Agreement between Deerfield Woods Venture Limited Partnership and Home Properties of New York, L.P.
2.36	Contribution Agreement between Macomb Apartments Limited Partnership and Home Properties of New York, L.P.
2.37	Contribution Agreement between Home Properties of New York, L.P. and Elmwood Venture Limited Partnership
2.38	Sale Purchase and Escrow Agreement between Bank of America as Trustee and Home Properties of New York, L.P.
2.39	Contribution Agreement between Home Properties of New York, L.P., Home Properties of New York, Inc. and S&S Realty, a New York General Partnership (South Bay)
2.40	Contribution Agreement between Hampton Glen Apartments Limited Partnership and Home Properties of New York, L.P.
2.41	Contribution Agreement between Home Properties of New York, L.P. and Axtell Road Limited Partnership
2.42	Contribution Agreement between Elk Grove Terrace II and III, L.P., Elk Grove Terrace, L.P. and Home Properties of New York, L.P.
2.43	Agreement for Purchase and Sale of Interests Southeast Michigan Portfolio, dated April 26, 2006, together with Second Amendment thereto (First Amendment superseded)
3.1	Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.
3.2	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.
3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.
3.9	Amended and Restated By-Laws of Home Properties of New York, Inc. (Revised 12/30/96)
3.10	Series F Cumulative Redeemable Preferred Stock Articles Supplementary to the Amended and Restated Articles of Incorporation of Home Properties of New York, Inc.
3.11	Articles of Amendment to the Articles of Incorporation of Home Properties of New York, Inc.
3.12	Amendment Number One to Home Properties of New York, Inc. Amended and Restated Bylaws
3.13	Second Amended and Restated By-Laws of Home Properties, Inc.
4.1	Form of certificate representing Shares of Common Stock
4.2	Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request
4.8	Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc.*

Exhibit Number	Exhibit
4.14	Directors' Stock Grant Plan*
4.16	Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan*
4.17	Home Properties of New York, Inc. Deferred Bonus Plan*
4.23	Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan*
4.26	Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan*
4.27	Amendment No. One to Home Properties of New York, Inc. Deferred Bonus Plan*
4.29	Amendment No. Two to Deferred Bonus Plan*
4.31	Amended and Restated 2003 Stock Benefit Plan*
4.32	Second Amended and Restated Director Deferred Compensation Plan*
4.33	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan
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

4.36	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*
4.37	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*
10.1	Second Amended and Restated Agreement Limited Partnership of Home Properties of New York, L.P.
10.2	Amendments No. One through Eight to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.
10.3	Articles of Incorporation of Home Properties Management, Inc.
10.4	By-Laws of Home Properties Management, Inc.
10.5	Articles of Incorporation of Conifer Realty Corporation
10.6	Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.
10.7	By-Laws of Conifer Realty Corporation (now, Home Properties Resident Services, Inc.)
10.8	Home Properties Trust Declaration of Trust, dated September 19, 1997
10.13	Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors*
10.15	Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule*
10.26	Amendment No. Nine to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
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

10.30	Amendments Nos. Ten through Seventeen to the Second Amended and Restated Limited Partnership Agreement
10.31	Amendments Nos. Eighteen through Twenty- Five to the Second Amended and Restated Limited Partnership Agreement
10.32	Credit Agreement, dated 8/23/99 between Home Properties of New York, L.P., certain lenders, and Manufacturers and Traders Trust Company as Administrative Agent
10.33	Amendment No. Twenty-Seven to the Second Amended and Restated Limited Partnership Agreement
10.34	Amendments Nos. Twenty-Six and Twenty-Eight through Thirty to the Second Amended and Restated Limited Partnership Agreement
10.37	2000 Stock Benefit Plan*
10.41	Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan*
10.42	Amendments No. Thirty-One and Thirty-Two to the Second Amended and Restated Limited Partnership Agreement
10.49	Amendment No. Thirty Three to the Second Amended and Restated Limited Partnership Agreement
10.50	Amendment No. Thirty Five to the Second Amended and Restated Limited Partnership Agreement
10.51	Amendment No. Forty Two to the Second Amended and Restated Limited Partnership Agreement
10.52	Amendments Nos. Thirty Four, Thirty Six through Forty One, Forty Three and Forty Four to the Second Amended and Restated Limited Partnership Agreement
10.57	Amendment Nos. Forty-Five through Fifty-One to the Second Amendment and Restated Limited Partnership Agreement
10.58	Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan*
10.59	Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan*
10.60	Amendment Nos. Fifty-Two to Fifty-Five to the Second Amended and Restated Limited Partnership Agreement
10.61	Amendment Nos. Fifty-Six to Fifty-Eight to the Second Amended and Restated Limited Partnership Agreement
10.62	Amendment No. Two to Credit Agreement
10.63	Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P., Home Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004
10.64	Amendment Nos. Fifty-Nine through Sixty-Seven to the Second Amended and Restated Limited Partnership Agreement
10.65	Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan*
10.68	Home Properties of New York, Inc. 2003 Stock Benefit Plan*

Exhibit Number	Exhibit
10.69	Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P. Executive Retention Plan*
10.70	Employment Agreement, dated as of May 17, 2004, between Home Properties, L.P., Home Properties, Inc. and Edward J. Pettinella*
10.71	Amendment Nos. Sixty-Eight through Seventy-Three to the Second Amended and Restated Limited Partnership Agreement
10.72	Summary of Non-Employee Director Compensation Effective January 1, 2008*
10.73	Summary of Named Executive Officer Compensation for 2008*
10.74	Amendment No. Three to Credit Agreement, dated April 1, 2004 between Home Properties, L.P., certain lenders, and Manufacturers and Traders Trust Company as Administrative Agent
10.76	Libor Grid Note, dated November 23, 2004 from Home Properties, L.P. to Manufacturers and Traders Trust Company
10.77
Mutual Release, dated January 24, 2005, given by Home Properties, L.P. and Home Properties, Inc. and Boston Capital Tax Credit Fund XIV, a Limited Partnership, Boston Capital Tax Credit Fund XV, a Limited Partnership and BCCC, Inc. relating to certain obligations pertaining to Green Meadows and related Letter Agreement.

10.78	Amendment No. Four to Credit Agreement, dated September 8, 2005 between Home Properties, L.P., certain Lenders, and Manufacturers and Traders Trust Company, as Administrative Agent
10.79	Agreement, dated September 30, 2005, between General Electric Credit Equities, Inc. and H.P. Knolls I Associates, L.P.
10.80	Agreement, dated September 30, 2005, between General Electric Credit Equities, Inc. and H.P. Knolls II Associates, L.P.
10.81	Amendments Nos. Seventy-Four to through Seventy-Nine to the Second Amended and Restated Limited Partnership
10.82	Amendment No. Eighty to the Second Amended and Restated Limited Partnership Agreement
10.83	Amendment Nos. Eighty-One and Eighty-Two to the Second Amended and Restated Limited Partnership Agreement
10.84	Amendment Nos. Eighty-Three and Eighty-Four to the Second Amended and Restated Limited Partnership Agreement
10.85	Amendment Nos. Eighty-Five through Eighty-Seven to the Second Amended and Restated Limited Partnership Agreement
10.86	Development Agreement, dated March 27, 2006 between Nelson B. Leenhouts and Home Properties, Inc.*
10.87	Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and Home Properties, Inc.*
10.88	Employment Agreement between Nelson B. Leenhouts and Home Properties, Inc.*
10.89	Second Amended and Restated Incentive Compensation Plan*
10.90	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.
10.91	Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith and Bear Stearns & Co., Inc.
10.92	Amendment Nos. Eighty-Eight and Eighty-Nine to the Second Amended and Restated Limited Partnership
10.93	Amendment No. Ninety to the Second Amended and Restated Limited Partnership

Exhibit Number	Exhibit
10.94	Amendment Nos. Ninety-One to Ninety-Two to the Second Amended and Restated Limited Partnership
10.95	Amendment Nos. Ninety-Three to Ninety-Four to the Second Amended and Restated Limited Partnership
11	Computation of Per Share Earnings Schedule
21	List of Subsidiaries of Home Properties, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer (furnished)
32.2**	Section 906 Certification of Chief Financial Officer (furnished)
99	Additional Exhibits - Debt Summary Schedule

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Edward J. Pettinella	Director, President and Chief Executive Officer	February 29, 2008
Edward J. Pettinella

/s/ David P. Gardner	Executive Vice President, Chief Financial Officer	February 29, 2008
David P. Gardner	(Principal Financial Officer)

/s/ Robert J. Luken	Senior Vice President, Chief Accounting Officer	February 29, 2008
Robert J. Luken	and Treasurer (Principal Accounting Officer)

/s/ Kenneth O. Hall	Vice President and Controller	February 29, 2008
Kenneth O. Hall

/s/ Norman P. Leenhouts	Director, Co-Chairman of the Board of Directors	February 29, 2008
Norman P. Leenhouts

/s/ Nelson B. Leenhouts	Director, Co-Chairman of the Board of Directors	February 29, 2008
Nelson B. Leenhouts

/s/ Josh E. Fidler	Director	February 29, 2008
Josh E. Fidler

/s/ Alan L. Gosule	Director	February 29, 2008
Alan L. Gosule

/s/ Leonard F. Helbig, III	Director	February 29, 2008
Leonard F. Helbig, III

/s/ Roger W. Kober	Director	February 29, 2008
Roger W. Kober

/s/ Clifford W. Smith, Jr.	Director	February 29, 2008
Clifford W. Smith, Jr.

/s/ Paul L. Smith	Director	February 29, 2008
Paul L. Smith

/s/ Thomas S. Summer	Director	February 29, 2008
Thomas S. Summer

/s/ Amy L. Tait	Director	February 29, 2008
Amy L. Tait

This page intentionally left blank

HOME PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	68

Consolidated Balance Sheets
as of December 31, 2007 and 2006	69

Consolidated Statements of Operations
for the Years Ended December 31, 2007, 2006 and 2005	70

Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the Years Ended December 31, 2007, 2006 and 2005	71

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2007, 2006 and 2005	72

Notes to Consolidated Financial Statements	73

Schedule II:
Valuation and Qualifying Accounts	98

Schedule III:
Real Estate and Accumulated Depreciation	99

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Home Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2008

Index

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006
(Dollars in thousands, except share and per share data)
	2007	2006
ASSETS
Real estate:
Land	$510,120	$493,017
Construction in progress	54,069	1,409
Buildings, improvements and equipment	3,115,966	2,957,336
	3,680,155	3,451,762
Less: accumulated depreciation	(543,917)	(450,129)
Real estate, net	3,136,238	3,001,633
Cash and cash equivalents	6,109	118,212
Cash in escrows	31,005	74,069
Accounts receivable	11,109	9,287
Prepaid expenses	15,560	15,059
Deferred charges	12,371	13,619
Other assets	4,031	8,539
Total assets	$3,216,423	$3,240,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,986,789	$1,924,313
Exchangeable senior notes	200,000	200,000
Line of credit	2,500	-
Accounts payable	18,616	20,797
Accrued interest payable	10,984	10,473
Accrued expenses and other liabilities	27,586	24,697
Security deposits	22,826	21,979
Total liabilities	2,269,301	2,202,259
Commitments and contingencies
Minority interest	279,061	282,542

Stockholders' equity:
Cumulative redeemable preferred stock, $.01 par value; 2,400,000 shares issued and outstanding at December 31, 2006	-	60,000
Common stock, $.01 par value; 80,000,000 shares authorized; 32,600,614 and ; 33,103,247 shares issued and outstanding at December 31, 2007 and 2006, respectively	326	331
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	853,358	852,036
Accumulated other comprehensive income	-	171
Distributions in excess of accumulated earnings	(185,623)	(156,921)
Total stockholders' equity	668,061	755,617
Total liabilities and stockholders' equity	$3,216,423	$3,240,418

The accompanying notes are an integral part of these consolidated financial statements.

Index

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share and per share data)

	2007	2006	2005
Revenues:
Rental income	$464,324	$408,119	$365,854
Property other income	37,777	26,877	18,904
Interest income	1,963	1,761	581
Other income	1,124	3,468	2,023
Total revenues	505,188	440,225	387,362

Expenses:
Operating and maintenance	211,126	184,860	169,015
General and administrative	23,413	22,626	19,652
Interest	119,383	104,735	90,079
Depreciation and amortization	110,329	92,902	78,125
Impairment of assets held as General Partner	-	-	400
Total expenses	464,251	405,123	357,271

Income from operations	40,937	35,102	30,091
Minority interest in operating partnership	(10,824)	(8,847)	(7,852)
Income from continuing operations	30,113	26,255	22,239

Discontinued operations:
Income from operations, net of $542, $2,714 and $2,605, in 2007, 2006 and 2005 allocated to minority interest, respectively	1,354	5,482	5,298
Gain on disposition of property, net of $12,049, $31,766 and $26,733 in 2007, 2006 and 2005 allocated to minority interest, respectively	30,077	78,748	53,975
Discontinued operations	31,431	84,230	59,273

Net income	61,544	110,485	81,512
Preferred dividends	(1,290)	(5,400)	(6,279)
Preferred stock issuance costs write-off	(1,902)	-	-

Net income available to common shareholders	$58,352	$105,085	$75,233

Basic earnings per share data:
Income from continuing operations	$0.81	$0.64	$0.50
Discontinued operations	0.95	2.57	1.85
Net income available to common shareholders	$1.76	$3.21	$2.35

Diluted earnings per share data:
Income from continuing operations	$0.80	$0.62	$0.49
Discontinued operations	0.93	2.53	1.84
Net income available to common shareholders	$1.73	$3.15	$2.33

Weighted average number of shares outstanding:
Basic	33,130,067	32,697,794	31,962,082
Diluted	33,794,526	33,337,557	32,328,105

Dividends declared per share	$2.61	$2.57	$2.53

The accompanying notes are an integral part of these consolidated financial statements.

Index

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share and per share data)

	Preferred				Distributions	Accumulated
	Stock at			Additional	in Excess of	Other
	Liquidation	Common Stock		Paid-In	Accumulated	Comprehensive
	Preference	Shares	Amount	Capital	Earnings	Income	Totals
Balance, January 1, 2005	$85,000	32,625,413	$326	$807,212	$(171,754)	$(362)	$720,422

Comprehensive income:
Net income	-	-	-	-	81,512	-	81,512
Change in fair value of hedge instruments, net of minority interest	-	-	-	-	-	568	568
Comprehensive income	-	-	-	-	-	-	82,080
Issuance of common stock, net	-	358,737	4	12,845	-	-	12,849
Repurchase of common stock	-	(2,850,882)	(28)	(114,737)	-	-	(114,765)
Conversion of Series D preferred stock for common stock	(25,000)	833,333	8	24,992	-	-	-
Conversion of UPREIT Units for stock	-	217,655	2	9,228	-	-	9,230
Adjustment of minority interest	-	-	-	33,856	-	-	33,856
Preferred dividends	-	-	-	-	(6,279)	-	(6,279)
Dividends paid ($2.53 per share)	-	-	-	-	(80,581)	-	(80,581)
Balance, December 31, 2005	60,000	31,184,256	312	773,396	(177,102)	206	656,812

Comprehensive income:
Net income	-	-	-	-	110,485	-	110,485
Change in fair value of hedge instruments, net of minority interest	-	-	-	-	-	(35)	(35)
Comprehensive income	-	-	-	-	-	-	110,450
Issuance of common stock, net	-	832,687	8	31,674	-	-	31,682
Repurchase of common stock	-	(2,683,429)	(26)	(146,273)	-	-	(146,299)
Conversion of UPREIT Units for stock	-	3,769,733	37	195,750	-	-	195,787
Adjustment of minority interest	-	-	-	(2,511)	-	-	(2,511)
Preferred dividends	-	-	-	-	(5,400)	-	(5,400)
Dividends paid ($2.57 per share)	-	-	-	-	(84,904)	-	(84,904)
Balance, December 31, 2006	60,000	33,103,247	331	852,036	(156,921)	171	755,617

Comprehensive income:
Net income	-	-	-	-	61,544	-	61,544
Change in fair value of hedge instruments, net of minority interest	-	-	-	-	-	(171)	(171)
Comprehensive income	-	-	-	-	-	-	61,373
Issuance of common stock, net	-	318,318	3	15,553	-	-	15,556
Repurchase of common stock	-	(1,299,269)	(13)	(61,217)	-	-	(61,230)
Redemption of preferred stock	(60,000)	-	-	1,902	(1,902)	-	(60,000)
Conversion of UPREIT Units for stock	-	478,318	5	26,495	-	-	26,500
Adjustment of minority interest	-	-	-	18,589	-	-	18,589
Preferred dividends	-	-	-	-	(1,290)	-	(1,290)
Dividends paid ($2.61 per share)	-	-	-	-	(87,054)	-	(87,054)
Balance, December 31, 2007	$-	32,600,614	$326	$853,358	$(185,623)	$-	$668,061

The accompanying notes are an integral part of these consolidated financial statements.

Index

 HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands)
	2007	2006	2005
Cash flows from operating activities:
Net income	$61,544	$110,485	$81,512
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to minority interest	23,415	43,327	37,190
Depreciation and amortization	113,448	103,333	100,584
Impairment of assets held as General Partner	-	-	400
Impairment of real property	-	-	7,325
Gain on disposition of property and business	(42,126)	(110,514)	(81,679)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	5,869	4,961	2,662
Changes in assets and liabilities:
Cash held in escrows	993	1,863	3,519
Other assets	1,154	4,969	(8,423)
Accounts payable and accrued liabilities	(1,739)	4,572	(6,624)
Total adjustments	101,014	52,511	54,954
Net cash provided by operating activities	162,558	162,996	136,466

Cash flows from investing activities:
Purchase of properties and other assets, net of mortgage notes assumed and UPREIT Units issued	(154,196)	(188,004)	(219,852)
Additions to properties	(101,688)	(101,839)	(98,917)
Proceeds from sale of properties and business, net	126,557	488,457	139,073
Withdrawals from (additions to) funds held in escrow, net	41,774	(38,961)	(248)
Net cash provided by (used in) investing activities	(87,553)	159,653	(179,944)

Cash flows from financing activities:
Proceeds from sale of exchangeable senior notes, net	-	195,779	-
Proceeds from sale of common stock, net	9,687	26,721	10,185
Repurchase of Series F preferred stock	(60,000)	-	-
Repurchase of common stock	(61,230)	(146,299)	(114,765)
Proceeds from mortgage notes payable	244,797	202,894	370,752
Payments of mortgage notes payable	(198,405)	(279,135)	(119,939)
Proceeds from line of credit	248,000	379,800	376,370
Payments on line of credit	(245,500)	(461,800)	(352,370)
Payments of deferred loan costs	(1,908)	(1,842)	(2,991)
Withdrawals from (additions to) cash escrows, net	332	137	(159)
Dividends and distributions paid	(122,881)	(126,083)	(126,139)
Net cash provided by (used in) financing activities	(187,108)	(209,828)	40,944

Net increase (decrease) in cash and cash equivalents	(112,103)	112,821	(2,534)
Cash and cash equivalents:
Beginning of year	118,212	5,391	7,925
End of year	$6,109	$118,212	$5,391

The accompanying notes are an integral part of these consolidated financial statements.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1           ORGANIZATION AND BASIS OF PRESENTATION

Organization

Home Properties, Inc. (the "Company ") was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of December 31, 2007, the Company operated 125 apartment communities with 38,646 apartments.  Of this total, the Company owned 123 communities, consisting of 37,496 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 70.8% of the limited partnership units in the Operating Partnership ("UPREIT Units") at December 31, 2007 (71.4% at December 31, 2006).   The remaining 29.2% is reflected as Minority Interest in these consolidated financial statements at December 31, 2007 (28.6% at December 31, 2006).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

The accompanying consolidated financial statements include the accounts of Home Properties Management, Inc. (“HPM”) and Home Properties Resident Services, Inc. (“HPRS”), (altogether, the “Management Companies”).  The Management Companies are wholly owned subsidiaries of the Company.  On November 21, 2006, HPM was merged into HPRS, with HPRS the surviving entity.  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate

Real estate is recorded at cost.  Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements.  Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms.  Interest costs are capitalized until construction is substantially complete.  There was $3,441, $1,087 and $1,096 of interest capitalized in 2007, 2006 and 2005, respectively.  Salaries and related costs capitalized for the years ended December 31, 2007, 2006 and 2005 were $1,967, $2,097 and $2,135, respectively.  When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income.  Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate (Continued)

Management reviews its long-lived assets used in operations for impairment when, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), there is an event or change in circumstances that indicates an impairment in value.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value.  If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

The Company accounts for its acquisitions of investments in real estate in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building, and personal property and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values.  The Company considers acquisitions of operating real estate assets to be businesses as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

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

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate (Continued)

The exchange of minority interests for shares of the Company's common stock are recorded under the purchase method with assets acquired reflected at the fair market value of the Company's common stock on the date of exchange.  The acquisition amounts are allocated to the underlying assets based on their estimated fair values.  During 2007 and 2006, there were 478,318 and 3,769,733 shares of UPREIT Units converted to common stock, respectively.  The Company made an adjustment in the amount of $16,475 and $124,631, respectively, to record the fair market value of the conversions.

Depreciation

Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

Depreciation expense charged to operations was $107,987, $90,929 and $77,327 from continuing operations and $2,255, $8,778 and $21,984 from discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities.  We evaluate the collectibility of accounts receivable from residents and establish an allowance, after the application of security deposits, for accounts greater than 60 days past due for current residents and all receivables due from former residents.  The allowance for doubtful receivables was $1,699, $984 and $513 as of December 31, 2007, 2006 and 2005, respectively.

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement.  The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statement of operations.  The financing agreement terms range from 1-18 years.  Accumulated amortization was $9,148, $7,421and $5,832, as of December 31, 2007, 2006 and 2005, respectively.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets of $8,994, $8,080 and $5,080 at December 31, 2007, 2006 and 2005, respectively, included in Other Assets, consist primarily of intangible assets recorded in connection with SFAS 141.  Intangible assets associated with SFAS 141 are amortized on the straight-line basis over their estimated useful lives of 5 months to 3 years.  Accumulated amortization of intangible assets was $7,038, $4,714 and $2,797 as of December 31, 2007, 2006 and 2005, respectively.  Amortization expense charged to operations was $2,342, $1,973 and $798 from continuing operations and $1, $15 and $6 from discontinued operations for the years ended December 31, 2007, 2006 and  2005, respectively.  The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.

Revenue Recognition

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

Other Income

Other income for the years ended December 31, 2007, 2006 and 2005 primarily reflects management and other real estate service fees.

Gains on Real Estate Sales

Gains on disposition of properties are recognized using the full accrual method in accordance with the provisions of SFAS No. 66, Accounting for Real Estate Sales, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they were incurred.  Advertising expenses incurred and charged to operations were $4,983, $4,337 and $4,514 from continuing operations, and $139, $1,335 and $2,094 from discontinued operations, for the years ended December 31, 2007, 2006 and 2005, respectively.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2007, 2006 and 2005, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital (Note 8).

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  FIN 48 addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  As a result of the adoption of FIN 48, the Company reviewed its potential uncertain tax positions that would qualify under FIN 48 and made no adjustments to its existing financial and tax accounting treatment.

SFAS No. 109, Accounting for Income Taxes, requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes.  The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $580,925 and $554,000 at December 31, 2007 and 2006, respectively.

The following table reconciles net income to taxable income for the years ended December 31, 2007, 2006 and 2005:
	2007	2006	2005
Net income	$ 61,544	$110,485	$ 81,512
Add back: Net loss of taxable REIT Subsidiaries included in net income above	122	243	172
Deduct: Net income of taxable REIT subsidiaries included in net income above	-	(39)	(27)
Net income from REIT operations	61,666	110,689	81,657
Add: Book depreciation and amortization	78,369	75,151	68,814
Less: Tax depreciation and amortization	(79,880)	(68,874)	(68,426)
Book/tax difference on gains/losses from capital transactions	12,579	(49,691)	(45,906)
Other book/tax differences, net	(7,292)	(14,094)	(6,450)
Adjusted taxable income subject to 90% REIT dividend requirement	$ 65,442	$ 53,181	$ 29,689

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All adjustments to net income from REIT operations are net of amounts attributable to minority interest and the taxable REIT subsidiary, HPRS.

Included in total assets on the Consolidated Balance Sheets are deferred tax assets of $10,149 and $10,079 as of December 31, 2007 and 2006, respectively.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax asset of $10,149 and $10,078 as of December 31, 2007 and 2006, respectively.  The deferred tax assets are associated with HPRS who performs certain of the residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

Index

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

Income from continuing operations is the same for both the basic and diluted EPS calculation.  The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, is as follows:
	2007	2006	2005
Income from continuing operations	$30,113	$26,255	$22,239
Less: Preferred dividends	(1,290)	(5,400)	(6,279)
Less: Preferred stock issuance costs write-off	(1,902)	-	-
Basic and Diluted – Income from continuing operations
applicable to common shareholders	26,921	20,855	15,960
Discontinued operations	31,431	84,230	59,273
Net income available to common shareholders	$58,352	$105,085	$75,233
Basic weighted average number of shares outstanding	33,130,067	32,697,794	31,962,082
Effect of dilutive stock options	537,703	593,308	324,268
Effect of phantom and restricted shares	126,756	46,455	41,755
Diluted weighted average number of shares outstanding	33,794,526	33,337,557	32,328,105

Basic earnings per share data:
Income from continuing operations	$0.81	$0.64	$0.50
Discontinued operations	0.95	2.57	1.85
Net income available to common shareholders	$1.76	$3.21	$2.35

Diluted earnings per share data:
Income from continuing operations	$0.80	$0.62	$0.49
Discontinued operations	0.93	2.53	1.84
Net income available to common shareholders	$1.73	$3.15	$2.33

Unexercised stock options to purchase 1,028,597, 18,900 and 539,500 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 2007, 2006 and 2005, respectively.  For the year ended December 31, 2005 (until the date of the conversion), the 833,333 common stock equivalents on an as-converted basis of the Series D Convertible Cumulative Preferred Stock had an antidilutive effect and are not included in the computation of diluted EPS.  To the extent the preferred stock was converted, the common shares would be included in outstanding shares from the date of conversion.  In conjunction with the issuance of the Exchangeable Senior Notes, there are 490,880 potential shares issuable under certain circumstances, of which none are considered dilutive as of December 31, 2007 and 2006.

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

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  This statement is effective in fiscal years beginning after November 15, 2007, except for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact and believes that the adoption of SFAS 157 will not have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option granted in SFAS 159.  Excluded from the scope of SFAS 159 are real estate assets and interests in variable interest entities.  The Company is currently evaluating the impact and believes that the adoption of SFAS 159 will not have a material effect on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

Index

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

The Company had further determined that it was the primary beneficiary in 34 of the VIEs and, therefore, consolidated these entities effective March 31, 2004.  During 2005, the Company closed on the sale of all but one VIE.   The one remaining VIE is not considered held for sale and is included in the Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005.  The effect on the Consolidated Balance Sheets of including this VIE as of December 31, 2007 and 2006 includes total assets of $19,241 and $20,473, total liabilities of $17,703 and $17,892 and minority interest of $1,538 and $2,581, respectively.

As general partner, the Company manages the day-to-day operations of this partnership for a management fee.  In addition, the Company has certain operating deficit and tax credit guarantees to its limited partner.  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards when cash flow reaches certain levels.

In December, 2004, the Company recorded an obligation to repurchase the limited partner’s interests in two VIEs in satisfaction of any tax credit guarantees or other obligations to that partner for $5,700, resulting in a loss of $5,000 included in “gain on disposition of property” as part of “Discontinued operations.” The transfer of the partnership interests was effective in January, 2005.  In connection with the Company’s decision to dispose of the property through a transfer of deed in lieu of foreclosure, the Company performed a valuation analysis on the underlying real estate, and as a result, recorded a $7,300 impairment of real estate during the first quarter of 2005 to adjust the net book value of the property to the Company’s estimated fair market value.  This impairment is included as part of “Discontinued operations” in “Income from operations.”  Finally, on September 30, 2005, the deed was transferred to the new mortgage holder in lieu of foreclosure resulting in a gain on sale of real estate of $7,700, included in “gain on disposition of property” as part of “Discontinued operations.”

At the time the property was marketed for sale, based upon the Company’s estimate of fair market value, a $400 investment impairment charge was recorded and included in “Impairment of assets held as general partner” in the period ended December 31, 2005 for this one remaining VIE.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

4           MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are summarized as follows:
	2007	2006
Fixed rate mortgage notes payable	$1,958,104	$1,895,448
Variable rate mortgage notes payable	28,685	28,865
Mortgage notes payable	$1,986,789	$1,924,313

For 2007 and 2006, mortgage notes payable are collateralized by certain apartment communities.  The mortgage notes payable outstanding as of December 31, 2007 mature at various dates from 2008 through 2042, with a weighted average remaining term of six and one-half years.  The weighted average interest rate of the Company's fixed rate notes was 5.76% and 5.77% at December 31, 2007 and 2006, respectively.  The weighted average interest rate of the Company's variable rate notes was 4.63% and 4.95% at December 31, 2007 and 2006, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2007 are as follows:
2008	$121,461
2009	69,327
2010	367,173
2011	285,716
2012	182,142
Thereafter	960,970
$1,986,789

The Company determines the fair value of the mortgage notes payable based on the discounted future cash flows at a discount rate that approximates the Company's current effective borrowing rate for comparable loans.  Based on this analysis, the Company has determined that the fair value of the mortgage notes payable approximates $2,017,469 and $1,930,555 at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the consolidated mortgage balance of $1,986,789 and $1,924,313, respectively, included mortgage notes payable related to the Company’s VIE consolidated in connection with the Company’s adoption of FIN 46R, in the amount of  $16,524 and $16,763, respectively.

Prepayment penalties of $759, $8,621 and $147 were incurred for the years ended December 31, 2007, 2006 and 2005, respectively.  For 2007, a prepayment penalty of $754 was incurred in connection with the sale of a property and is included in discontinued operations. A penalty of $5 was incurred in connection with the repayment of a mortgage and is included in interest expense.  For 2006, the prepayment penalties were incurred in connection with the sale of property and are included in discontinued operations.  For 2005, a prepayment penalty was incurred in connection with the repayment of a mortgage and is included in interest expense.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

5           EXCHANGEABLE SENIOR NOTES

In October 2006, the Company issued $200,000 of exchangeable senior notes under an Indenture Agreement (the “Indenture”), with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share.   The adjusted exchange price at December 31, 2007 was $73.25 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

Noteholders may also require an exchange of the notes subsequent to December 31, 2006 if the closing sale price of common stock exceeds 130% of the exchange price for a certain period of time or if the trading price on the notes be less than 98% of the product of the closing sales price of common stock multiplied by the applicable exchange rate for a certain period of time.

The notes are structurally subordinated to the secured indebtedness of the Company.  The Company is not subject to any financial covenants under the Indenture.  In addition, the Indenture will not restrict the ability to pay distributions, incur debt or issue or repurchase securities.

6           LINE OF CREDIT

As of December 31, 2007, the Company had an unsecured line of credit of $140,000 with an outstanding balance of $2,500, which expires September 1, 2008 and can be extended one year upon satisfaction on certain conditions.  The Company has had no occurrences of default through December 31, 2007.  The line of credit is led by Manufacturers and Traders Trust Company, as Administrative Agent, with three other participants:  Citizens Bank of Rhode Island, Chevy Chase Bank, and Comerica Bank.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR.  The one-month LIBOR was 4.60% at December 31, 2007.

Increases in interest rates will raise the Company's interest expense on any outstanding balances and as a result would affect the Company's results of operations and financial condition.    The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements.  The Company was in compliance with these financial covenants for the years ended December 31, 2007 and 2006.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

7           MINORITY INTEREST

Minority interest in the Company relates to the interest in the Operating Partnership and affordable limited partnership not owned by Home Properties, Inc.  Holders of UPREIT Units may redeem a unit for one share of the Company's common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company.

For 2007, 2006 and 2005, the effect of consolidating the affordable limited partnerships (Note 3) in connection with FIN 46R has been reflected in the change in minority interest for the year.  The changes in minority interest for the years ended December 31, 2007, 2006 and 2005 are as follows:
	2007	2006	2005
Balance, beginning of year	$282,542	$323,269	$310,775
Net income	23,415	43,327	37,190
Accumulated other comprehensive income (loss)	(35)	(2)	278
Issuance of UPREIT Units associated with property acquisitions	36,290	20,397	55,598
Exchange of UPREIT Units for Common Shares	(10,025)	(71,157)	(4,010)
Adjustment between minority interest and stockholders' equity	(18,589)	2,511	(33,856)
Distributions	(34,537)	(35,779)	(39,279)
Effect of consolidating affordable limited partnerships under FIN 46R	-	(24)	(3,427)
Balance, end of year	$279,061	$282,542	$323,269

8           PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Preferred Stock

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

The Series F Preferred Shares were redeemed by the Company on March 26, 2007 at a redemption price of $25.00 per share, plus accrued and unpaid dividends of $390.  In accordance with the SEC’s clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the initial offering costs of $1,902 associated with the issuance of the Series F Preferred Shares were written-off in the first quarter of 2007, and are reflected as a reduction of net income available to common stockholders in determining earnings per share for the year ended December 31, 2007.  In March 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"), with a $25.00 liquidation preference per share.  This offering generated net proceeds of approximately $58,098.  Each Series F Preferred share received an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

8           PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

Common Stock

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target price or a specific timetable for repurchase.  At December 31, 2004 the Company had authorization to repurchase 2,000,000 shares of common stock and UPREIT Units under the Company Program.  On each of February 16, 2005, November 4, 2005 and October 27, 2006, the Board of Directors approved 2,000,000-share increases in the stock repurchase program.  During 2007, 2006 and 2005 the Company repurchased 1,243,700, 2,613,747 and 2,779,805 additional shares at a cost of $58,285, $142,533 and $111,700, respectively.  The Company has authorization to repurchase 1,362,748 shares/units as of December 31, 2007.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan (the "DRIP").  The DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment without prior Company approval is currently $10.  There is no discount offered on the investment.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuance.  From January 1, 2006 through December 26, 2006, the Company met demand through share repurchases by the transfer agent in the open market on the Company's behalf.  From December 27, 2006 through September 25, 2007, the Company met demand by issuing new shares.  As of September 26, 2007, the Company switched to meeting demand through share repurchases by the transfer agent in the open market on the Company's behalf.

Dividends

Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.  The Company has declared a $2.61 distribution per common share (CUSIP 437306103) during its most recent fiscal year and a $0.725 distribution per Series F preferred share (CUSIP 437306509) for a portion of its most recent fiscal year when the Series F Preferred stock was outstanding.  Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2007, 2006 and 2005, the Company designates the taxable composition of the following cash distributions to holders of common and preferred shares in the amounts set forth in the tables below:

Common				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/7/2007	2/16/2007	2/28/2007	$0.65	33.94%	0.00%	18.14%	30.55%	17.37%
5/1/2007	5/14/2007	5/24/2007	0.65	33.94%	0.00%	18.14%	30.55%	17.37%
8/2/2007	8/13/2007	8/24/2007	0.65	33.94%	0.00%	18.14%	30.55%	17.37%
11/5/2007	11/16/2007	11/27/2007	0.66	33.94%	0.00%	18.14%	30.55%	17.37%
		TOTALS	$2.61	33.94%	0.00%	18.14%	30.55%	17.37%

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

8           PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

Dividends (Continued)

The taxable composition of cash distributions for each common share for 2006 and 2005 is as follows:

		Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2006	$2.57	29.79%	0.04%	32.86%	0.00%	37.31%
2005	2.53	42.95%	0.00%	55.34%	0.00%	1.71%

Series F Cumulative Preferred				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/7/2007	2/16/2007	2/28/2007	$0.5625	41.46%	0.00%	0.00%	37.32%	21.22%
Redemption	Redemption	3/26/2007	0.1625	41.46%	0.00%	0.00%	37.32%	21.22%
		TOTALS	$0.7250	41.46%	0.00%	0.00%	37.32%	21.22%

The taxable composition of cash distributions for each preferred share for 2006 and 2005 is as follows:

		Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2006	$2.25	44.37%	0.06%	0.00%	0.00%	55.57%
2005	2.25	96.16%	0.00%	0.00%	0.00%	3.84%

Total Shares/Units Outstanding

At December 31, 2007, 32,600,614 common shares, and 13,446,929 UPREIT Units were outstanding for a total of 46,047,543 common share equivalents.

There were no preferred shares outstanding as of December 31, 2007.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN

Description of Stock Benefit Plan

The Company’s 1994 Stock Benefit Plan (the "1994 Plan") was adopted by the Company at the time of its initial public offering.  On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the "2000 Plan").  On May 6, 2003, the Company adopted the 2003 Stock Benefit Plan and on May 6, 2005, the shareholders approved the Amended and Restated 2003 Stock Benefit Plan (the “2003 Plan”).  No additional options will be issued under the 1994 Plan and the 2000 Plan.  Participants in each of the above referenced plans (the “Stock Plans”) include officers, non-employee directors, and key employees of the Company.  The Stock Plans allow for the grant of options, stock appreciation rights and restricted stock awards.  No stock appreciation rights have been granted.  The 1994 Plan provided for the issuance of up to 1,596,000 options to officers and employees and 154,000 options to non-employee directors. The 2000 Plan limits the number of shares issuable under the plan to 2,755,000, of which 205,000 were to be available for issuance to the non-employee directors.   The 2003 Plan limits the number of shares issuable under the plan to 2,859,475, of which 249,475 are to be available for issuance to the non-employee directors.  Under the 1994 Plan, 1,542,381 shares have been granted to employees and 153,654 shares have been granted to non-employee directors.  Awards for 2,451,922 shares have been granted to employees and awards for 166,460 shares have been granted to non-employee directors under the 2000 Plan.  Under the 2003 Plan and as of December 31, 2007, 2,833,964 awards for shares have been issued to employees and 246,658 awards for shares have been issued to non-employee directors and 162,331 and 2,817 common shares are available for future grant of awards under the 2003 Plan for officers and employees and non-employee directors, respectively.  Options granted under the Stock Plans vest 20% for each year of service until 100% vested on the fifth anniversary, except that options issued to certain officers (276,000) and all of the options issued to non-employee directors under the 1994 Plan and 2000 Plan vested immediately upon grant.  The exercise price per share for stock options issued under all of the Stock Plans may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted.  Options granted to non-employee directors under the 1994 Plan and the 2000 Plan expire after five years from the date of grant.  All other options expire after ten years from the date of grant.  Restricted stock awards granted to directors vest 100% on the fifth anniversary of the date of grant.  All of the 43,756, 53,066 and 49,500 restricted stock awards granted to employees during 2007, 2006 and 2005 vest 25% on each anniversary of the date of grant for a period of four years.  The Company has a policy of issuing new shares upon the exercise of stock options and upon the lapsing of restrictions with respect to restricted stock.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payments (“SFAS 123R”).  The statement is a revision of SFAS No. 123 Accounting for Stock-Based Compensation.  SFAS 123R supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees and its related implementation guidance.  SFAS 123R requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e., stock options) based on the grant-date fair value of those awards.  Prior to January 1, 2006, the Company applied the provisions of SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to SFAS No. 123 (“SFAS 148”).  Under SFAS 148, the Company recognized compensation cost related to stock option grants, based on the fair value on the date of the grant, over the expected service period of the employee receiving the award.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN (Continued)

Stock Options

The Company uses the Black-Scholes formula to estimate the fair value of stock options granted to employees for both SFAS 123R and SFAS 148.  SFAS 123R and SFAS 148 require the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.  For options granted prior to January 1, 2006, the Company used the nominal vesting period approach. For option grants on or after January 1, 2006, the Company applies the non-substantive vesting period approach which resulted in $724 of additional compensation costs in the year of adoption for retirement eligible employees and directors than what would have been recognized under SFAS 148.  As a result of the adoption of SFAS 123R, the Company began capitalizing stock-based compensation costs as a component of employee compensation that is capitalized as part of self-constructed fixed assets which amounted to $87 and $36 for the years ended December 31, 2007 and 2006, respectively.  The Company applied the modified prospective application in adopting SFAS 123R.

A summary of stock option activity for the year ended December 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,348,014	$40.24
Granted	543,305	55.35
Exercised	(167,529)	37.56
Cancelled	(72,268)	46.71
Options outstanding at December 31, 2007	2,651,522	$43.33	6.9	$4,030
Options exercisable at December 31, 2007	1,198,489	$36.83	5.4	$9,612

The total cash received from the exercise of options was $6,293, $25,070 and $7,029 during the years ended December 31, 2007, 2006 and 2005, respectively.  The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $6.79, $6.69 and $3.52, respectively.  The total intrinsic value of options exercised was $2,971, $14,419 and $2,367 during the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of unvested stock option activity for the year ended December 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option
Unvested stock options at December 31, 2006	1,435,494	$43.85
Granted	543,305	55.35
Vested	(453,498)	41.68
Cancelled	(72,268)	46.71
Unvested stock options at December 31, 2007	1,453,033	$48.69

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN (Continued)

Stock Options (Continued)

As of December 31, 2007, there was $4,303 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of 2.09 years.  The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $1,687, $1,279 and $987, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005 as follows:

Assumption	2007	2006	2005
Expected dividend yields	5.27%	5.26%	6.55%
Expected volatility	19.25%	18.73%	18.76%
Expected lives of the options with a lifetime of ten years	5.7 Years	6.5 Years	7.5 Years
Expected lives of the options with a lifetime of five years	4.6 Years	5.0 Years	5.0 Years
Risk free interest rate	4.59%	5.09%	4.10%

The expected dividend yield was based on the historical dividend growth rates and the historical annual dividends.  The expected volatility was based on the historical volatility of the Company’s common stock.  In 2007 the weighted average expected option lives, for both options with a lifetime of ten and five years, was based on the Company’s historical data for prior period stock option exercise and cancellation activity.  In 2006, the expected lives of the options was determined by applying the “simplified method” approach (median between the average vesting term and the contractual term) for plain vanilla option grants made during 2006, as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”).  Prior to 2006, the median point between the final vesting date and expiration date was used.  The risk-free interest rates for the expected life of the options were based on the implied U.S. Treasury yield curve.

In 2007, 2006 and 2005, the Company recognized $1,938, $1,793 and $872, respectively, in stock compensation costs related to its outstanding stock options.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2006	270,405	$39.94
Granted	52,216	55.70
Vested and issued	(104,167)	38.65
Cancelled	(2,555)	42.96
Restricted stock outstanding and unvested at December 31, 2007	215,899	$44.34

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN (Continued)

Restricted Stock (Continued)

In 2007, 2006 and 2005, the Company granted a total of 52,216, 62,066 and 57,375 shares of restricted stock to both employees and directors, respectively.  The directors’ grants included above for 2007, 2006 and 2005 were 8,460, 9,000 and 7,875 shares, respectively.  The restricted stock outstanding at December 31, 2007, 2006 and 2005 was 215,899, 270,405 and 277,822 shares, respectively.

Effective January 1, 2006, the Company began recognizing expense for the restricted stock grants based on the expected service period of the grantee.  For grant recipients that have met or exceeded the retirement eligible age (59.5 for employees and 75 for directors), the expense is recognized upon grant.  For recipients approaching retirement, the expense is recognized ratably over the lesser of the term between the grant date and the expected retirement date or the vesting period.  All other restricted stock grants are expensed ratably over the vesting period of 5 and 4 years for director and employee grants, respectively.  Prior to 2006, restricted stock grants were expensed ratably over the vesting period of 5 and 4 years for director and employee grants, respectively.

The restricted shares were granted during 2007, 2006 and 2005 at a weighted average price of $55.70, $51.00 and $41.47 per share, respectively.  The total fair value of restricted shares vested during 2007, 2006 and 2005 was $6,032, $3,562 and $1,629, respectively.  Total compensation cost recorded for 2007, 2006 and 2005 for the restricted share grants was $2,592, $2,883 and $1,660, respectively.  As of December 31, 2007, there was $4,439 of total unrecognized compensation cost related to unvested restricted stock; that cost is expected to be recognized over a weighted-average period of 2.67 years.

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

Non-segment revenue to reconcile to total revenue consists of interest and dividend income and other income.  Non–segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges, and other assets.

Core properties consist of all apartment communities owned throughout 2006 and 2007 where comparable operating results are available.  Therefore, the Core Properties represent communities owned as of January 1, 2006.  Non-core properties consist of apartment communities acquired during 2006 and 2007, such that full year comparable operating results are not available.  In addition, the core properties segment does not include assets held for sale as of December 31, 2005.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses. The accounting policies of the segments are the same as those described in Notes 1 and 2.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10           SEGMENT REPORTING (Continued)

The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2007, 2006 and 2005.
	2007	2006	2005
Revenues
Apartments owned
Core properties	$438,718	$421,669	$384,758
Non-core properties	63,383	13,327	-
Reconciling items	3,087	5,229	2,604
Total revenues	$505,188	$440,225	$387,362

Net operating income
Apartments owned
Core properties	$254,980	$242,900	$215,743
Non-core properties	35,995	7,236	-
Reconciling items	3,087	5,229	2,604
Net operating income	294,062	255,365	218,347

General & administrative expenses	(23,413)	(22,626)	(19,652)
Interest expense	(119,383)	(104,735)	(90,079)
Depreciation and amortization	(110,329)	(92,902)	(78,125)
Impairment of assets held as general partner	-	-	(400)
Minority interest in operating partnership	(10,824)	(8,847)	(7,852)
Income from continuing operations	$30,113	$26,255	$22,239

The assets for each of the reportable segments are summarized as follows as of December 31, 2007 and 2006:

Assets	2007	2006
Apartments owned
Core properties	$2,490,561	$2,495,622
Non-core properties	645,677	506,011
Reconciling items	80,185	238,785
Total assets	$3,216,423	$3,240,418

11           DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2007, the Company had no outstanding interest rate swap agreements; however, during 2007 the Company had four interest rate swaps that effectively converted variable rate debt to fixed rate debt. The notional amount amortized in conjunction with the principal payments of the hedged items.  The terms were as follows:

Original Notional Amount	Fixed Interest Rate	Variable Interest Rate	Scheduled Maturity Date
$16,384,396	5.35%	LIBOR + 1.50%	June 25, 2007
10,000,000	5.39%	LIBOR + 1.50%	June 25, 2007
3,000,000	8.22%	LIBOR + 1.40%	June 25, 2007
4,625,000	8.40%	LIBOR + 1.40%	June 25, 2007

Index

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

All derivatives, which have historically been limited to interest rates swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability.  To the extent effective, subsequent changes in the fair value of a derivative designated as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction.  Any hedge ineffectiveness will be reported in interest expense in the consolidated statement of operations. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

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

12           TRANSACTIONS WITH AFFILIATES

The Company and the HPRS recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $24, $59 and $230 for the years ended December 31, 2007, 2006 and 2005, respectively.

On January 1, 2004, the Company sold certain assets of its commercial property management division to Home Leasing, LLC, which was owned by Nelson and Norman Leenhouts and is now owned by Nelson Leenhouts.   This division managed approximately 2.2 million square feet of gross leasable area, as well as certain planned communities.  Subsequently, some of the assets were sold to Broadstone Real Estate LLC (“Broadstone”), which is owned in part by Norman Leenhouts, Amy L. Tait and Mrs. Tait's spouse.  The initial amount received was $82.  In addition to the initial amount, the Company was entitled to receive a percentage of the management fee received by Broadstone in connection with the management of one of the commercial properties for a period not to exceed 36 months.  The expected monthly fee as outlined in the contract was approximately $4.6 or $55 per year and was adjusted to $3.4, or $40 per year after the first year.  Broadstone continued to manage the property for three years, and accordingly, the Company received a total additional deferred purchase price of $139, of which $44 has been received for the year ended December 31, 2006.  The cumulative gain recognized on the sale of these assets through December 31, 2006 amounted to $108.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

12           TRANSACTIONS WITH AFFILIATES (Continued)

The Company leases its corporate office space from an affiliate.  The lease requires an annual base rent of $895 for the years ended 2006 through 2009.  The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance.  Rental expense was $1,711, $1,699 and $1,693 for the years ended December 31, 2007, 2006 and 2005 respectively.

13           COMMITMENTS AND CONTINGENCIES

Property Lease

On December 1, 2004, the Company entered in to a lease agreement with a third party owner to manage the operations of one of their communities with 1,387 apartment units.  The lease had a term of five years, but after two years (from the 24th month to the 36th month), the owner could require the Company to buy the property.  From the 36th month to the end of the lease term, the Company had the right to require the owner to sell the property to the Company.  The agreement required an initial deposit of $5,000, a deposit in 2005 of $1,230, with an additional $2,081 deposit requirement during 2006, representing capital improvements paid by the owner.  The net operating income of the property (as defined in the lease agreement) was remitted back to the owner as rent on a monthly basis.  In exchange for services, the Company was entitled to receive monthly; a management fee equal to 5% of collected income, as defined in the lease, an incentive fee of $25, and interest payments equal to 3% annual interest on the outstanding deposit.  On December 27, 2006, the Company closed on the acquisition of the property.  The acquisition price of the property was $144,768.  Including interest, the total income recognized by the Company amounted to $1,451 and $1,278, for the years ended December 31, 2006 and 2005, respectively.

Ground Lease

The Company had a non-cancelable operating ground lease for one of its properties.  Effective December 2006, the ground lease was sold to an unrelated party.  The lease had an expiration date of May 1, 2020, with options to extend the term of the lease for two successive terms of twenty-five years each.  The lease provided for contingent rental payments based on certain variable factors.  The lease also required the Company to pay real estate taxes, insurance and certain other operating expenses applicable to the leased property.  Ground lease expense was $194 and $210, including contingent rents of $130 and $140, for the years ended December 31, 2006 and 2005, respectively.

401(k) Savings Plan

The Company sponsors a contributory savings plan.  Under the plan, the Company will match 75% of the first 4% of participant contributions.  The matching expense under this plan was $794, $832 and $802 for the years ended December 31, 2007, 2006 and 2005, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based upon two performance measures:  the percentage of growth in the Company's funds from operations ("FFO") on a per share/unit diluted basis from the previous year and the percentage of growth in same store net operating income from the previous year as compared to industry peers.  The bonus expense charged to operations was $4,341, $4,983 and $2,582 for the years ended December 31, 2007, 2006 and 2005, respectively.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

13           COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (53% of the owned portfolio) for a period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 8 years.

Debt Covenants

The line of credit loan agreement contains restrictions which, among other things, require maintenance of certain financial ratios (Note 6).

In connection with the issuance of the Series F Preferred Stock, the Company was required to maintain for each fiscal quarterly period a fixed charge coverage ratio, as defined in the Series F Cumulative Redeemable Preferred Stock Article Supplementary, of 1.75 to 1.0.  The Company was in compliance with the fixed charge coverage ratio for each quarterly period.  The Series F Preferred Shares were redeemed by the Company on March 26, 2007.

Guarantees

As of December 31, 2007, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed certain low income housing tax credits to limited partners totaling approximately $3,000.  As of December 31, 2007, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Executive Retention Plan

Effective February 2, 1999, the Executive Retention Plan provides for severance benefits and other compensation to be received by certain employees in the event of a change in control of the Company and a subsequent termination of their employment without cause or voluntarily with good cause.

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

14           PROPERTY ACQUISITIONS AND DEVELOPMENT

For the years ended December 31, 2007, 2006 and 2005, the Company has acquired the communities listed below:

						Cost of
	Market	Date	Year	Number	Cost of	Acquisition
Apartment Community	Area	Acquired	Constructed	of Units	Acquisition	Per Unit
Ridgeview at Wakefield Valley	Baltimore	1/13/05	1988	204	$19,407	$96
Hackensack Gardens	New Jersey	3/1/05	1948	198	13,292	65
Barrington Gardens	New Jersey	3/1/05	1973	148	7,444	50
Sayville Commons	Long Island	7/15/05	2001-2003	342	63,384	186
The Brooke at Peachtree	Philadelphia	8/15/05	1986-1989	146	16,137	110
Peppertree Farm	Northern VA	12/28/05	1972-1978	881	96,322	110
Cinnamon Run	Northern VA	12/28/05	1979-1982	511	67,377	133
Highland House	Boston	5/31/06	1965-1969	172	17,889	104
Liberty Place	Boston	6/6/06	1988	107	14,892	139
The Heights at Marlborough	Boston	9/7/06	1973	348	48,914	141
The Meadows at Marlborough	Boston	9/7/06	1969-1972	264	34,162	129
Heritage Woods	Baltimore	10/4/06	1972-1973	164	14,042	86
Top Field	Baltimore	10/4/06	1973	156	18,391	118
The Coves at Chesapeake	Baltimore	11/20/06	1976 & 1982	469	67,043	143
Mount Vernon Square (1)	Northern VA	12/27/06	1968-1974	1,387	144,768	104
The Townhomes of Beverly	Boston	2/15/07	1974	204	36,434	179
Jacob Ford Village	New Jersey	2/15/07	1948	270	26,680	99
Fox Hall Apartments (1)	Baltimore	3/28/07	1976-1982	720	62,234	86
Westwoods	Boston	4/30/07	1988	35	3,995	114
Dunfield Townhomes (1)	Baltimore	11/1/07	1986	312	32,155	103

(1) Properties fee-managed by the Company prior to acquisition.

During 2006, the Company completed construction and placed into service a 120 unit apartment community located in Portland, ME (Liberty Commons) at a total cost of $14,598.

During 2006, the Company completed construction and placed into service 84 units of the expected 216 unit apartment community located in Allentown, PA (Trexler Park West).  During 2007, the Company completed construction and placed into service an additional 84 units.  The total cost through December 2007 for these 168 units placed in service was $21,062.  The remaining 48 units are expected to be completed and placed in service in the third quarter of 2008.

During 2007, the Company started construction on a project in Silver Spring, Maryland, a 14-story high rise with 247 apartment units and 10,600 square feet of retail space that is expected to be completed in the fourth quarter of 2009 at a total cost of $74,000.  The costs associated with construction in progress for this development were $17,468 as of December 31, 2007.

During 2007, the Company entered the pre-construction phase for a project located in Fairfax County, Virginia, consisting of four, four-story buildings with 421 units.  Construction is expected to begin in 2008 with completion in 2011 at a total cost of $123,000.  The costs associated with construction in progress for this development were $36,263 as of December 31, 2007.

Index

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

Included in discontinued operations for the three years ended December 31, 2007 are the operating results, net of minority interest, of 48 apartment community dispositions (5 sold in 2007, 39 sold in 2006 and 4 sold in 2005).  In addition, discontinued operations for the year ended December 31, 2005 includes the operating results of four VIEs sold during 2005.  For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

A summary of community dispositions is as follows:
Year	Number of Disposed Communities	Number of Disposed Units	Number of Transactions	Total Sales Price	Sales Price Per Unit	Total Gain On Sale (before minority interest)
2007	5	1,084	5	$129,500	$119	$42,126
2006	39	9,705	3	495,300	51	110,514
2005	4	816	3	142,600	175	73,022

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2007, 2006 and 2005:
	2007	2006	2005
Revenues:
Rental income	$9,142	$69,011	$104,552
Property other income	621	7,396	8,049
Total revenues	9,763	76,407	112,601
Expenses:
Operating and maintenance	3,907	40,302	60,046
Interest expense	1,704	19,116	15,314
Depreciation and amortization	2,256	8,793	21,990
Impairment of real property	-	-	7,325
Total expenses	7,867	68,211	104,675
Income from discontinued operations before minority interest and gain on disposition of property	1,896	8,196	7,926
Minority interest in limited partnership	-	-	(23)
Minority interest in operating partnership	(542)	(2,714)	(2,605)
Income from discontinued operations	$1,354	$5,482	$5,298

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

15           DISCONTINUED OPERATIONS (Continued)

The results of discontinued operations in the tables below have been presented for the year ended December 31, 2005 only, as the discontinued operations for 2007 and 2006 solely represent the results from owned communities.

	Year ended December 31, 2005
	Owned
	Communities	VIEs	Total
Revenues:
Rental income	$101,338	$3,214	$104,552
Property other income	7,908	141	8,049
Total revenues	109,246	3,355	112,601
Expenses:
Operating and maintenance	57,425	2,621	60,046
Interest expense	15,303	11	15,314
Depreciation and amortization	21,990	-	21,990
Impairment of real property	-	7,325	7,325
Total expenses	94,718	9,957	104,675
Income (loss) from discontinued operations before minority interest and gain on disposition of property	14,528	(6,602)	7,926
Minority interest in limited partnership	-	(23)	(23)
Minority interest in operating partnership	(4,798)	2,193	(2,605)
Income (loss) from discontinued operations	$9,730	$(4,432)	$5,298

16           SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non cash financing and investing activities for the years ended December 31, 2007, 2006 and 2005 are as follows:
	2007	2006	2005
Supplemental disclosures:
Cash paid for interest	$117,648	$119,694	$103,578
Interest capitalized	3,441	1,087	1,096
Non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions	16,878	159,782	7,916
Issuance of UPREIT Units associated with property and other acquisitions	36,290	20,397	55,598
Increase in real estate associated with the purchase of UPREIT Units	16,475	124,631	5,220
Exchange of UPREIT Units for common shares	10,025	71,157	4,010
Additions to properties included in accounts payable	3,684	-	-
Fair value of hedge instruments	(206)	(35)	845
Net real estate disposed in connection with FIN 46R consolidation	-	-	(50,467)
Other assets disposed in connection with FIN 46R consolidation	-	-	(6,940)
Mortgage debt disposed in connection with FIN 46R consolidation	-	-	(59,339)
Other liabilities disposed in connection with FIN 46R consolidation	-	-	(1,187)

Index

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

17           QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2007 and 2006 are as follows:
	2007
	First	Second	Third	Fourth
Total revenue	$125,075	$126,429	$125,719	$127,965
Net income available to common shareholders	5,078	8,702	28,615	15,957
Basic earnings per share data:
Net income available to common shareholders	0.15	0.26	0.86	0.49
Diluted earnings per share data:
Net income available to common shareholders	0.15	0.26	0.84	0.48

	2006
	First	Second	Third	Fourth
Total revenue	$105,392	$107,732	$111,821	$115,280
Net income available to common shareholders	4,138	11,003	10,361	79,583
Basic earnings per share data:
Net income available to common shareholders	0.13	0.33	0.31	2.39
Diluted earnings per share data:
Net income available to common shareholders	0.13	0.33	0.30	2.33

The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter.  The quarterly reports for the years ended December 31, 2007 and 2006 have been reclassified to reflect discontinued operations in accordance with SFAS 144.

18           SUBSEQUENT EVENTS

On January 31, 2008, the Company sold Carriage Hill Apartments, with a total of 140 units, located in Hudson Valley, New York for $15,085.  A gain on sale of approximately $8,800 (before the allocation of minority interest) will be recorded in the first quarter 2008 related to this sale.

On February 1, 2008, the Company sold five apartment communities, with a total of 363 units, located in Long Island, New York for $42,017.  A gain on sale of approximately $16,600 (before the allocation of minority interest) will be recorded in the first quarter 2008 related to this sale.

On February 11, 2008, the Board of Directors declared a dividend of $0.66 per share for the quarter ended December 31, 2007.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable February 29, 2008 to shareholders of record on February 22, 2008.

On February 21, 2008, the Company sold Mill Company Gardens, with a total of 95 units, located in Portland, Maine for $7,386.  A gain on sale of approximately $3,700 (before the allocation of minority interest) will be recorded in the first quarter 2008 related to this sale.

Index

SCHEDULE II

HOME PROPERTIES, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31:
(Dollars in thousands)

	Balance at	Charged to	Adjustments/
	Beginning	Costs and	Amounts	Balance at
	of Year	Expenses	Written Off	End of Year
Allowance for Doubtful Receivables
2007:	$984	$4,063	$(3,348)	$1,699
2006:	513	4,289	(3,818)	984
2005:	567	3,472	(3,526)	513
Deferred Tax Asset Valuation Allowance
2007:	10,078	-	71	10,149
2006:	8,421	-	1,657	10,078
2005:	8,680	-	(259)	8,421

Index
 SCHEDULE III
HOME PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
(Dollars in thousands)

				Initial Cost				Total Cost
			Op	Buildings		Costs		Buildings
			Unit	Improve-	OP	Capitalized		Improve-			Total Cost
			Alloc.	ments	Unit	Subsequent		ments			Net of
	Encum-		Land	&	Alloc.	to		&	Total	Accumulated	Accumulated	Year of
	brances	Land	(a)	Equipment	Bldg.(a)	Acquisition	Land	Equipment	(b)	Depreciation	Depreciation	Acquisition
Barrington Gardens	3,990	888	26	6,556	229	3,084	914	9,869	10,783	845	9,938	2005
Bayview & Colonial	11,295	1,600	63	8,471	645	4,340	1,663	13,456	15,119	2,932	12,187	2000
Beechwood Gardens	-	560	37	3,442	386	4,359	597	8,187	8,784	2,032	6,752	1998
Blackhawk Apartments	13,014	2,968	69	14,568	742	5,513	3,037	20,823	23,860	4,727	19,133	2000
Bonnie Ridge Apartments	58,752	4,830	353	42,769	3,675	29,291	5,183	75,735	80,918	18,559	62,359	1999
Braddock Lee Apartments	20,851	3,810	132	8,842	1,325	5,932	3,942	16,099	20,041	5,021	15,020	1998
Cambridge Village Associates	-	2,460	48	3,188	467	2,106	2,508	5,761	8,269	996	7,273	2002
Canterbury Apartments	28,525	4,944	203	21,384	2,090	8,634	5,147	32,108	37,255	7,081	30,174	1999
Carriage Hill Apartment	5,603	570	53	3,827	555	3,747	623	8,129	8,752	2,836	5,916	1996
Castle Club Apartments	6,533	948	49	8,909	504	3,821	997	13,234	14,231	2,817	11,414	2000
Chatham Hill Apartments	45,000	1,848	252	46,150	2,163	6,937	2,100	55,250	57,350	5,698	51,652	2004
Chesterfield Apartments	10,313	1,482	76	8,206	771	5,508	1,558	14,485	16,043	4,439	11,604	1997
Cider Mill	68,379	15,552	414	65,938	4,146	8,551	15,966	78,635	94,601	11,261	83,340	2002
Cinnamon Run Apartments	57,709	7,731	193	59,646	1,635	2,243	7,924	63,524	71,448	3,501	67,947	2005
Country Village Apartments	19,608	2,236	97	11,149	989	9,173	2,333	21,311	23,644	5,883	17,761	1998
Courtyards Village	-	3,360	44	9,824	455	3,206	3,404	13,485	16,889	2,563	14,326	2001
Coventry Village Apartments	-	784	40	2,328	412	3,026	824	5,766	6,590	1,739	4,851	1998
Curren Terrace	24,538	1,908	94	10,957	961	6,897	2,002	18,815	20,817	5,878	14,939	1997
Cypress Place	5,864	2,304	37	7,861	415	3,671	2,341	11,947	14,288	2,698	11,590	2000
Devonshire Hills	43,613	14,850	285	32,934	2,911	5,360	15,135	41,205	56,340	7,005	49,335	2001
Dunfield Townhomes	13,076	1,683	-	30,302	-	45	1,683	30,347	32,030	136	31,894	2007
East Hill Gardens	-	231	21	1,560	216	1,164	252	2,940	3,192	829	2,363	1998
East Meadow Apartments	7,140	2,250	76	10,803	757	1,530	2,326	13,090	15,416	2,494	12,922	2000
East Winds Apartments	6,415	960	35	5,079	360	2,711	995	8,150	9,145	1,821	7,324	2000
Elmwood Terrace	20,666	6,048	134	14,680	1,390	8,910	6,182	24,980	31,162	5,016	26,146	2000
Falcon Crest Townhomes	19,016	2,772	139	11,116	1,420	7,952	2,911	20,488	23,399	4,961	18,438	1999
Falkland Chase Apartments	38,285	9,000	288	49,705	2,688	4,187	9,288	56,580	65,868	6,247	59,621	2003
Fox Hall Apartments	47,000	9,959	-	51,874	-	1,180	9,959	53,054	63,013	1,207	61,806	2007
Gardencrest Apartments	-	24,674	452	61,525	4,533	17,487	25,126	83,545	108,671	12,857	95,814	2002
Gateway Village Apartments	6,759	1,320	62	6,621	619	2,100	1,382	9,340	10,722	2,149	8,573	1999
Glen Brook Apartments	-	1,414	39	4,816	400	2,728	1,453	7,944	9,397	1,976	7,421	1999
Glen Manor Apartments	5,686	1,044	38	4,564	388	2,399	1,082	7,351	8,433	2,099	6,334	1997
Golf Club Apartments	15,041	3,990	161	21,236	1,625	11,722	4,151	34,583	38,734	8,170	30,564	2000
Hackensack Gardens	9,139	2,376	41	10,916	357	3,070	2,417	14,343	16,760	1,207	15,553	2005
Hawthorne Court	36,582	8,940	235	23,447	2,316	15,154	9,175	40,917	50,092	7,053	43,039	2002
Heritage Square	6,179	2,000	52	4,805	515	2,015	2,052	7,335	9,387	1,193	8,194	2002
Heritage Woods Apartments	5,046	1,640	-	12,455	-	684	1,640	13,139	14,779	437	14,342	2006
Highland House	6,402	3,414	-	14,761	-	418	3,414	15,179	18,593	667	17,926	2006
Hill Brook Place Apartments	10,978	2,192	72	9,118	746	5,474	2,264	15,338	17,602	3,491	14,111	1999
Holiday Square	-	3,575	68	6,109	656	1,409	3,643	8,174	11,817	1,224	10,593	2002
Home Properties of Bryn Mawr	14,953	3,160	134	17,907	1,372	9,581	3,294	28,860	32,154	6,610	25,544	2000
Home Properties of Devon	28,892	6,280	285	35,545	2,900	21,206	6,565	59,651	66,216	13,603	52,613	2000
Home Properties of Newark	3,000	2,592	121	12,713	1,219	12,579	2,713	26,511	29,224	6,909	22,315	1999
Jacob Ford Village	-	6,750	-	20,022	-	1,431	6,750	21,453	28,203	541	27,662	2007
Lake Grove Apartments	36,468	7,360	225	11,952	2,326	13,249	7,585	27,527	35,112	9,027	26,085	1997
Lakeshore Villa Apartments	4,842	573	49	3,849	506	4,670	622	9,025	9,647	2,961	6,686	1996
Lakeview Apartments	8,484	636	50	4,552	526	3,015	686	8,093	8,779	2,321	6,458	1998
Liberty Commons	-	1,330	15	-	125	13,290	1,345	13,415	14,760	1,354	13,406	2005
Liberty Place Apartments	6,334	2,033	-	13,125	-	1,069	2,033	14,194	16,227	563	15,664	2006
Maple Tree	-	840	31	4,445	329	2,287	871	7,061	7,932	1,550	6,382	2000
Mid-Island Apartments	19,913	4,160	113	6,567	1,144	5,074	4,273	12,785	17,058	4,268	12,790	1997
Mill Company Gardens	-	384	25	1,671	258	1,112	409	3,041	3,450	902	2,548	1998
Mill Towne Village	24,239	3,840	135	13,747	1,336	11,001	3,975	26,084	30,059	5,090	24,969	2001
Morningside Heights Apartments	16,445	6,147	353	28,699	3,564	24,953	6,500	57,216	63,716	16,706	47,010	1998
Mount Vernon Square Apartments	88,449	56,300	-	86,923	-	3,439	56,300	90,362	146,662	2,658	144,004	2006
New Orleans Park Apartments	18,844	2,920	105	13,215	1,071	9,394	3,025	23,680	26,705	6,808	19,897	1997&1999
Northwood Apartments	10,675	804	62	14,286	535	1,657	866	16,478	17,344	1,642	15,702	2004
Oak Manor Apartments	7,086	616	61	4,111	622	2,527	677	7,260	7,937	2,143	5,794	1998
Orleans Village	65,993	8,510	369	58,912	3,768	17,711	8,879	80,391	89,270	16,547	72,723	2000
Owings Run Consolidation	43,081	5,537	219	32,622	2,249	4,592	5,756	39,463	45,219	8,654	36,565	1999
Park Shirlington Apartments	19,051	4,410	136	10,180	1,403	7,614	4,546	19,197	23,743	6,081	17,662	1998
Patricia Apartments	5,135	600	43	4,196	448	2,883	643	7,527	8,170	2,131	6,039	1998
Peppertree Farm Apartments	82,467	12,571	272	83,751	2,260	5,650	12,843	91,661	104,504	5,217	99,287	2005
Pleasant View Gardens	53,770	5,710	426	47,816	4,447	20,897	6,136	73,160	79,296	20,030	59,266	1998
Pleasure Bay Apartments	14,750	1,620	108	6,234	1,077	7,454	1,728	14,765	16,493	3,757	12,736	1998
Racquet Club East Apartments	31,186	1,868	191	23,107	1,921	7,453	2,059	32,481	34,540	8,435	26,105	1998
Racquet Club South	2,735	309	31	3,891	315	1,987	340	6,193	6,533	1,747	4,786	1999
Redbank Village Apartments	15,296	2,000	144	14,030	1,518	8,777	2,144	24,325	26,469	6,471	19,998	1998
Regency Club Apartments	25,550	2,604	177	34,825	1,531	2,959	2,781	39,315	42,096	3,521	38,575	2004
Rider Terrace	-	240	10	1,270	99	537	250	1,906	2,156	402	1,754	2000
Ridgeview at Wakefield Valley	-	2,300	60	17,107	539	2,961	2,360	20,607	22,967	1,766	21,201	2005
Ridley Brook Apartments	9,473	1,952	63	7,719	656	3,319	2,015	11,694	13,709	2,891	10,818	1999
Royal Gardens Apartment	47,000	5,500	223	14,067	2,315	13,537	5,723	29,919	35,642	9,812	25,830	1997
Sayville Commons	42,048	8,005	158	55,379	1,361	407	8,163	57,147	65,310	3,639	61,671	2005
Selford Townhomes	3,960	1,224	49	4,200	504	2,288	1,273	6,992	8,265	1,742	6,523	1999
Seminary Hill Apartments	9,900	2,960	116	10,194	1,190	8,785	3,076	20,169	23,245	4,654	18,591	1999
Seminary Towers Apartments	53,515	5,480	252	19,348	2,545	16,879	5,732	38,772	44,504	8,776	35,728	1999
Sherry Lake Apartments	19,088	2,428	142	15,618	1,431	8,800	2,570	25,849	28,419	6,635	21,784	1998
Sherwood Consolidation	7,007	3,255	88	10,735	842	5,053	3,343	16,630	19,973	2,472	17,501	2002
South Bay Manor	8,000	1,098	40	1,958	398	4,481	1,138	6,837	7,975	1,503	6,472	2000
Southern Meadows	-	9,040	312	31,874	3,145	6,132	9,352	41,151	50,503	7,188	43,315	2001
Stone Ends Apartments	22,368	5,600	147	28,428	1,407	1,965	5,747	31,800	37,547	4,121	33,426	2003
Stratford Greens Associates	32,608	12,565	227	33,779	2,334	7,098	12,792	43,211	56,003	6,483	49,520	2002
Sunset Gardens Apartments	8,429	696	67	4,663	684	4,693	763	10,040	10,803	3,247	7,556	1996
Tamarron Apartments	5,200	1,320	79	8,474	794	1,818	1,399	11,086	12,485	2,450	10,035	1999
Terry Apartments	-	650	22	3,439	242	1,110	672	4,791	5,463	947	4,516	2000
The Apts at Wellington Trace	25,217	3,060	148	23,904	1,263	2,670	3,208	27,837	31,045	2,686	28,359	2004
The Brooke at Peachtree	-	992	41	15,145	356	1,355	1,033	16,856	17,889	1,088	16,801	2005
The Colony	-	7,830	164	34,121	1,758	11,030	7,994	46,909	54,903	10,978	43,925	1999
The Coves at Chesapeake	-	8,915	-	57,953	-	2,601	8,915	60,554	69,469	1,854	67,615	2006
The Hamptons	53,437	5,749	269	50,647	2,319	6,334	6,018	59,300	65,318	5,622	59,696	2004
The Heights at Marlborough	28,153	6,253	-	44,264	-	739	6,253	45,003	51,256	1,562	49,694	2006
The Landings	-	2,459	139	16,753	1,416	8,313	2,598	26,482	29,080	7,981	21,099	1996
The Manor Apartments (MD)	25,724	8,700	228	27,703	2,282	8,635	8,928	38,620	47,548	6,767	40,781	2001
The Manor Apartments (VA)	5,600	1,386	75	5,738	742	4,151	1,461	10,631	12,092	3,055	9,037	1999
The Meadows at Marlborough	21,016	6,598	-	28,736	-	1,213	6,598	29,949	36,547	1,043	35,504	2006
The New Colonies	19,852	1,680	128	21,350	1,356	10,069	1,808	32,775	34,583	10,263	24,320	1998
The Sycamores	-	4,625	120	15,725	1,146	2,011	4,745	18,882	23,627	2,596	21,031	2002
The Townhomes of Beverly	-	5,820	-	30,465	-	651	5,820	31,116	36,936	747	36,189	2007
The Village at Marshfield	23,867	3,158	119	28,351	1,030	2,056	3,277	31,437	34,714	3,185	31,529	2004
Timbercroft Consolidation	5,446	1,704	78	6,826	771	4,253	1,782	11,850	13,632	2,634	10,998	1999
Top Field	6,245	1,635	-	16,684	-	476	1,635	17,160	18,795	569	18,226	2006
Trexler Park Apartments	10,140	2,490	99	13,802	1,012	5,751	2,589	20,565	23,154	4,648	18,506	2000
Trexler Park West	-	2,684	-	-	-	18,378	2,684	18,378	21,062	1,048	20,014	2006
Valley View Apartments	5,122	1,056	40	4,960	408	4,270	1,096	9,638	10,734	3,136	7,598	1997
Village Square Apartments (PA)	5,013	768	37	3,582	369	3,575	805	7,526	8,331	2,484	5,847	1997
Village Square Townhomes Apts.	39,285	2,590	166	13,306	1,695	7,560	2,756	22,561	25,317	4,917	20,400	1999
Vinings at Hampton Village	-	1,772	67	12,214	580	1,747	1,839	14,541	16,380	1,409	14,971	2004
Virginia Village	8,580	5,160	184	21,918	1,833	7,752	5,344	31,503	36,847	6,120	30,727	2001
Wayne Village	-	1,925	154	12,895	1,560	6,620	2,079	21,075	23,154	5,856	17,298	1998
West Springfield Terrace	21,656	2,440	171	31,758	1,657	2,429	2,611	35,844	38,455	4,862	33,593	2002
Westwood Village Apts	32,619	7,260	241	22,757	2,394	8,872	7,501	34,023	41,524	5,631	35,893	2002
Westwoods	3,707	1,260	-	2,694	-	38	1,260	2,732	3,992	56	3,936	2007
William Henry Apartments	22,134	4,666	162	22,220	1,632	9,206	4,828	33,058	37,886	7,202	30,684	2000
Windsor Realty Company	4,567	402	30	3,300	299	1,855	432	5,454	5,886	1,581	4,305	1998
Woodholme Manor Apartments	3,640	1,232	53	4,599	522	4,256	1,285	9,377	10,662	1,957	8,705	2001
Woodleaf Apartments	-	2,862	107	17,716	911	1,765	2,969	20,392	23,361	2,107	21,254	2004
Woodmont Village Apartments	-	2,880	57	5,699	566	2,141	2,937	8,406	11,343	1,391	9,952	2002
Yorkshire Village Apartments	-	1,200	24	2,016	237	1,001	1,224	3,254	4,478	527	3,951	2002
Other Assets (c)	6,014	296	4	5,915	(1)	77,350	300	83,264	83,564	15,027	68,537	Various
VIE	16,524	1,203	-	9,963	-	18,704	1,203	28,667	29,870	10,608	19,262	1995
	$1,986,789	$496,602	$13,518	$2,249,265	$133,831	$786,939	$510,120	$3,170,035	$3,680,155	$543,917	$3,136,238

(a)	See discussin in Note 2 Real Estate concerning exchange of minority interests (OP Units) for shares.
(b)	The aggregate cost for Federal Income Tax purposes was approximately $3,099,230.
(c)	Includes construction in progress of $54,069 and corporate office assets of $29,495.

Index

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
(Dollars in thousands)

Depreciation and amortization of the Company's investments in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

The changes in total real estate assets are as follows:

	2007	2006	2005(a)

Balance, beginning of year	$3,451,762	$3,385,143	$3,123,901
New property acquisition	207,366	368,301	283,363
Additions	105,450	101,723	100,013
Increase in real estate associated with the conversion of UPREIT Units	16,475	124,292	5,220
Disposals of assets held for sale associated with consolidated affordable limited partnerships	-	-	(50,627)
Disposals, retirements and impairments	(100,898)	(527,697)	(76,727)
Balance, end of year	$3,680,155	$3,451,762	$3,385,143

The changes in accumulated depreciation are as follows:

	2007	2006	2005(a)

Balance, beginning of year	$450,129	$500,592	$405,919
Properties previously held for sale, changed to held and used	-	-	6,999
Depreciation for the year	110,200	99,694	99,322
Disposals and retirements	(16,412)	(150,157)	(11,648)
Balance, end of year	$543,917	$450,129	$500,592

(a)	$54,433 of accumulated depreciation was included in assets held for sale as of December 31, 2005.

Index

HOME PROPERTIES, INC.
FORM 10-K
For Fiscal Year Ended December 31, 2007
Exhibit Index

Exhibit
Number	Exhibit	Location
1.0	Underwriting Agreement, dated May 9, 2006, between Home Properties, Inc., UBS Securities LLC and the selling shareholders named therein	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on May 10, 2006
2.1	Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein Relating to Royal Gardens I, together with Amendment No. 1	Incorporated by reference to the Form 8- K filed by Home Properties of New York, Inc. dated 6/6/97 (the "6/6/97 8-K")
2.2	Agreement among Home Properties of New York, Inc and Philip Solondz and Daniel Solondz relating to Royal Gardens II, together with Amendment No. 1	Incorporated by reference to the 6/6/97 8-K
2.24	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc., dated 3/24/98 (the "3/24/98 8-K")
2.25	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the 3/24/98 8-K
2.27
Form of Contribution Agreement among Home Properties of New York, L.P. and Strawberry Hill Apartment Company LLLP, Country Village Limited Partnership, Morningside Six, LLLP, Morningside North Limited Partnership and Morningside Heights Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form
Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 5/22/98 (the "5/22/98 8-K")
2.29	Form of Contribution Agreement dated June 7, 1999, relating to the CRC Portfolio with schedule setting forth material details in which documents differ from form	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 7/2/99 (the "7/2/99 8-K")
2.30	Form of Contribution Agreement relating to the Mid-Atlantic Portfolio with schedule setting forth material details in which documents differ from form	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 7/30/99
2.31	Contribution Agreement among Home Properties of New York, L.P., Leonard Klorfine, Ridley Brook Associates and the Greenacres Associates	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 10/5/99 (the "10/5/99 8-K")
2.33
Contribution Agreement among Home Properties of New York, L.P., Gateside-Bryn Mawr Company, L.P., Willgold Company, Gateside-Trexler Company, Gateside-Five Points Company, Stafford Arms, Gateside-Queensgate Company, Gateside Malvern Company, King Road Associates and Cottonwood Associates
Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 4/5/00
2.34	Contribution Agreement between Old Friends Limited Partnership and Home Properties of New York, L.P. and Home Properties of New York, Inc., along with Amendments Number 1 and 2 thereto	Incorporated by reference to the Form 8-K/A filed by Home Properties of New York, Inc. on 12/5/00 (the "12/5/00 8-K")
2.35	Contribution Agreement between Deerfield Woods Venture Limited Partnership and Home Properties of New York, L.P.	Incorporated by reference to the 12/5/00 8-K/A
2.36	Contribution Agreement between Macomb Apartments Limited Partnership and Home Properties of New York, L.P.	Incorporated by reference to the 12/5/00 8-K/A
2.37	Contribution Agreement between Home Properties of New York, L.P. and Elmwood Venture Limited Partnership	Incorporated by reference to the 12/5/00 8-K/A
2.38	Sale Purchase and Escrow Agreement between Bank of America as Trustee and Home Properties of New York, L.P.	Incorporated by reference to the 12/5/00 8-K/A
2.39	Contribution Agreement between Home Properties of New York, L.P., Home Properties of New York, Inc. and S&S Realty, a New York General Partnership (South Bay)	Incorporated by reference to the 12/5/00 8-K/A
2.40	Contribution Agreement between Hampton Glen Apartments Limited Partnership and Home Properties of New York, L.P.	Incorporated by reference to the 12/5/00 8-K/A
2.41	Contribution Agreement between Home Properties of New York, L.P. and Axtell Road Limited Partnership	Incorporated by reference to the 12/5/00 8-K/A
2.42	Contribution Agreement between Elk Grove Terrace II and III, L.P., Elk Grove Terrace, L.P. and Home Properties of New York, L.P.	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 1/10/01
2.43	Agreement for Purchase and Sale of Interests Southeast Michigan Portfolio, dated April 26, 2006, together with Second Amendment thereto (First Amendment superseded)	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on June 30, 2006
3.1	Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Home Properties of New York, Registration Statement on Form S-11, File No. 33-78862 (the "S-11 Registration Statement")
3.2	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Home Properties of New York, Inc. Registration Statement on Form S-3 File No. 333-52601 filed May 14, 1998 (the "5/14/98 S-3")
3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to 7/2/99 8-K
3.9	Amended and Restated By-Laws of Home Properties of New York, Inc. (Revised 12/30/96)	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated December 23, 1996 (the "12/23/96 8- K")
3.10	Series F Cumulative Redeemable Preferred Stock Articles Supplementary to the Amended and Restated Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 8-A12B filed by Home Properties of New York, Inc. on March 20, 2002
3.11	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/04 (the "3/31/04 10-Q")
3.12	Amendment Number One to Home Properties of New York, Inc. Amended and Restated By-laws	Incorporated by reference to the 3/31/04 10-Q
3.13	Second Amended and Restated By-laws of Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated November 2, 2007
4.1	Form of certificate representing Shares of Common Stock	Incorporated by reference to the Form 10- K filed by Home Properties of New York, Inc. for the period ended 12/31/94 (the "12/31/94 10-K")
4.2	Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request	Incorporated by reference to the 12/31/94 10-K
4.8	Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc.	Incorporated by reference to the 6/6/97 8-K
4.14	Directors' Stock Grant Plan	Incorporated by reference to the 5/22/98 8-K
4.16	Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan	Incorporated by reference to the 7/2/99 8-K
4.17	Home Properties of New York, Inc. Deferred Bonus Plan	Incorporated by reference to the 7/2/99 8-K
4.23	Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan	Incorporated by reference to the Form 10-Q of Home Properties of New York, Inc. for the quarter ended 3/31/00 (the "3/31/00 10-Q")
4.26	Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01 (the "12/31/01 10-K")
4.27	Amendment No. One to Home Properties of New York, Inc. Deferred Bonus Plan	Incorporated by reference to the 12/31/01 10-K
4.29	Amendment No. Two to Deferred Bonus Plan	Incorporated by reference to the 12/31/02 10-K
4.31	Amended and Restated 2003 Stock Benefit Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated May 6, 2005 (the "5/6/05 8-K")
4.32	Second Amended and Restated Director Deferred Compensation Plan	Incorporated by reference to the 5/6/05 8-K
4.33	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on September 28, 2006
4.34
Indenture, dated October 24, 2006 between Home Properties, Inc., Home Properties, L.P. and Wells Fargo Bank, N.A., as trustee including the form of 4.125% Exchangeable Senior Notes due 2026 of Home Properties, L.P. and the Guarantee of Home Properties, Inc. with respect thereto
Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on October 25, 2006 (the “10/25/06 8-K”)
4.35
Registration Rights Agreement, dated October 24, 2006, between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear Stearns & co., Inc.
Incorporated by reference to the 10/25/06 8-K
4.36	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)	Filed herewith
4.37	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)	Filed herewith
10.1	Second Amended and Restated Agreement Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 9/26/97 (the "9/26/97 8-K")
10.2	Amendments No. One through Eight to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to Form 10-K of Home Properties of New York, Inc. for the period ended 12/31/97 (the "12/31/97 10-K")
10.3	Articles of Incorporation of Home Properties Management, Inc.	Incorporated by reference to the S-11 Registration Statement
10.4	By-Laws of Home Properties Management, Inc.	Incorporated by reference to S-11 Registration Statement
10.5	Articles of Incorporation of Conifer Realty Corporation	Incorporated by reference to 12/31/95 10-K
10.6	Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.	Incorporated by reference to the 12/31/00 10-K
10.7	By-Laws of Conifer Realty Corporation (now Home Properties Resident Services, Inc.)	Incorporated by reference to the 12/31/95 10-K
10.8	Home Properties Trust Declaration of Trust, dated September 19, 1997	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 9/26/97 (the "9/26/97 10-K")
10.13	Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 6/30/94 (the "6/30/94 10-Q")
10.15	Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/96 (the 12/31/96 10-K")
10.26	Amendment No. Nine to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership	Incorporated by reference to 5/14/98 S-3
10.27
Master Credit Facility Agreement by and among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp., dated as of August 28, 1998
Incorporated by reference to the Home Properties of New York, Inc. Form 10-Q for the quarter ended 9/30/98 (the "9/30/98 10-Q")
10.28
First Amendment to Master Credit Facility Agreement, dated as of December 11, 1998 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae
Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/98 ( the "12/31/98 10-K")
10.29
Second Amendment to Master Credit Facility Agreement, dated as of August 30, 1999 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae
Incorporated by reference to the 12/31/99 10-K
10.30	Amendments Nos. Ten through Seventeen to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/98 10-K
10.31	Amendments Nos. Eighteen through Twenty- Five to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Home Properties of New York, Inc. Form 10-Q for the quarter ended 9/30/99 (the "9/30/99 10-Q")
10.32	Credit Agreement, dated 8/23/99 between Home Properties of New York, L.P., certain Lenders and Manufacturers and Traders Trust Company as Administrative Agent	Incorporated by reference to the 9/30/99 10-Q
10.33	Amendment No. Twenty-Seven to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/29/99 S-3
10.34	Amendments Nos. Twenty-Six and Twenty-Eight through Thirty to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/99 10-K
10.37	2000 Stock Benefit Plan	Incorporated by reference to the 12/31/99 10-K
10.41	Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan	Incorporated by reference to the 3/31/00 10-Q
10.42	Amendments No. Thirty-One and Thirty-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 3/31/00 10-Q
10.49	Amendment No. Thirty Three to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/00 10-K
10.50	Amendment No. Thirty Five to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/00 10-K
10.51	Amendment No. Forty Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/00 10-K
10.52	Amendments Nos. Thirty Four, Thirty Six through Forty One, Forty Three and Forty Four to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/00 10-K
10.57	Amendment Nos. Forty-Five through Fifty-One to the Second Amendment and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/01 10-K
10.58	Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan	Incorporated by reference to the 12/31/01 10-K
10.59	Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan	Incorporated by reference to the 12/31/01 10-K
10.60	Amendment Nos. Fifty-Two to Fifty-Five to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 9/30/02 (the "9/30/02 10-Q")
10.61	Amendment Nos. Fifty-Six to Fifty-Eight to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/02 (the "12/31/02 10-K")
10.62	Amendment No. Two to Credit Agreement	Incorporated by reference to the 9/30/02 10Q
10.63	Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P., Home Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/2003 (the "12/31/2003 10-K")
10.64	Amendment Nos. Fifty-Nine through Sixty-Seven to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to 12/31/2003 10-K
10.65	Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan	Incorporated by reference to 12/31/2003 10-K
10.68	Home Properties of New York, Inc. 2003 Stock Benefit Plan	Incorporated by reference to Schedule 14A filed by Home Properties of New York, Inc. on March 28, 2003
10.69	Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P. Executive Retention Plan	Incorporated by reference to 12/31/2003 10-K
10.70	Employment Agreement, dated as of May 17, 2004, between Home Properties, L.P., Home Properties, Inc. and Edward J. Pettinella	Incorporated by reference to the 12/31/05 10-K
10.71	Amendment Nos. Sixty-Eight through Seventy-Three to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/05 10-K
10.72	Summary of Non-Employee Director Compensation Effective January 1, 2008	Filed herewith
10.73	Summary of Named Executive Officers Compensation for 2008	Filed herewith
10.74	Amendment No. Three to Credit Agreement, dated April 1, 2004, between Home Properties, L.P., certain Lenders, and Manufacturers and Traders Trust Company as Administrative Agent	Incorporated by reference to the 12/31/05 10-K
10.76	LIBOR Grid Note, dated November 23, 2004 from Home Properties, L.P. to Manufacturers and Traders Trust Company	Incorporated by reference to the 12/31/05 10-K
10.77
Mutual Release, dated January 24, 2005, given by Home Properties, L.P. and Home Properties, Inc. and Boston Capital Tax Credit Fund XIV, a Limited Partnership, Boston Capital Tax Credit Fund XV, a Limited Partnership, and BCCC, Inc. relating to certain obligations pertaining to Green Meadows and related Letter Agreement.
Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated January 24, 2005
10.78	Amendment No. Four to Credit Agreement, dated September 8, 2005 between Home Properties, L.P., certain Lenders, and Manufacturers and Traders Trust Company, as Administrative Agent	Incorporated by reference to Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/05 (the "9/30/05 10-Q")
10.79	Agreement, dated September 30, 2005, between General Electric Credit Equities, Inc. and H.P. Knolls I Associates, L.P.	Incorporated by reference to the 9/30/05 10-Q
10.80	Agreement, dated September 30, 2005, between General Electric Credit Equities, Inc. and H.P. Knolls II Associates, L.P.	Incorporated by reference to the 9/30/05 10-Q
10.81	Amendments Nos. Seventy-Four to through Seventy-Nine to the Second Amended and Restated Limited Partnership	Incorporated by reference to the 12/31/05 10-K
10.82	Amendment No. Eighty to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/06
10.83	Amendment Nos. Eighty-One and Eighty-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/06
10.84	Amendment Nos. Eighty-Three and Eighty-Four to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/06
10.85	Amendment Nos. Eighty-Five through Eighty-Seven to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the year ended 12/31/06 (the “12/31/06 10-K”)
10.86	Development Agreement, dated March 27, 2006 between Nelson B. Leenhouts and Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on March 27, 2006
10.87	Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on November 21, 2006
10.88	Employment Agreement between Nelson B. Leenhouts and Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on February 16, 2007 (the “2/16/07 8-K”)
10.89	Second Amended and Restated Incentive Compensation Plan	Incorporated by reference to the 2/16/07 8-K
10.90	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the 12/31/06 10-K
10.91	Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith and Bear Stearns & Co., Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on October 19, 2006
10.92	Amendment Nos. Eighty-Eight and Eighty-Nine to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/07
10.93	Amendment Nos. Ninety to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/07
10.94	Amendment Nos. Ninety-One and Ninety-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/07
10.95	Amendment Nos. Ninety-Three, Ninety-Four and Ninety-Five to the Second Amended and Restated Limited Partnership Agreement	Filed herewith
11	Computation of Per Share Earnings Schedule	Filed herewith
21	List of Subsidiaries of Home Properties, Inc.	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer	Furnished herewith
32.2	Section 906 Certification of Chief Financial Officer	Furnished herewith
99	Additional Exhibits - Debt Summary Schedule	Filed herewith

Index

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a-14 PROMULGATED BY
THE SECURITIES AND EXCHANGE COMMISSION
(Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

I, Edward J. Pettinella, certify that:

1.	I have reviewed this annual report on Form 10-K of Home Properties, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer
February 29, 2008

Index

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

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer
February 29, 2008