Form 10-Q
period 2008-03-31
HOME PROPERTIES INC
filed 2008-05-09
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:  1-13136

HOME PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	16-1455126
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 30, 2008
$.01 par value	31,634,317

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Real estate:
Land	$505,475	$510,120
Construction in progress	75,806	54,069
Buildings, improvements and equipment	3,094,807	3,115,966
	3,676,088	3,680,155
Less: accumulated depreciation	(561,967)	(543,917)
Real estate, net	3,114,121	3,136,238

Cash and cash equivalents	5,286	6,109
Cash in escrows	36,400	31,005
Accounts receivable, net	12,197	11,109
Prepaid expenses	14,081	15,560
Deferred charges	11,764	12,371
Other assets	3,948	4,031
Total assets	$3,197,797	$3,216,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,961,697	$1,986,789
Exchangeable senior notes	200,000	200,000
Line of credit	54,000	2,500
Accounts payable	15,307	18,616
Accrued interest payable	12,904	10,984
Accrued expenses and other liabilities	26,938	27,586
Security deposits	21,999	22,826
Total liabilities	2,292,845	2,269,301
Commitments and contingencies
Minority interest	272,436	279,061
Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 31,564,426 and 32,600,614 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	316	326
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	813,252	853,358
Distributions in excess of accumulated earnings	(181,052)	(185,623)
Total stockholders' equity	632,516	668,061
Total liabilities and stockholders' equity	$3,197,797	$3,216,423

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Revenues:
Rental income	$117,055	$110,686
Property other income	12,171	10,413
Interest income	120	1,207
Other income	192	775
Total revenues	129,538	123,081
Expenses:
Operating and maintenance	56,398	53,251
General and administrative	6,220	5,518
Interest	30,076	28,875
Depreciation and amortization	28,439	26,335
Total expenses	121,133	113,979
Income from operations	8,405	9,102
Minority interest in operating partnerships	(2,471)	(1,698)
Income from continuing operations	5,934	7,404
Discontinued operations:
Income (loss) from operations, net of ($377) and $402 in 2008 and 2007, respectively, allocated to minority interest	(906)	999
Gain (loss) on disposition of property, net of $8,778 and ($54) in 2008 and 2007, respectively, allocated to minority interest	21,071	(133)
Discontinued operations	20,165	866
Net income	26,099	8,270
Preferred dividends	-	(1,290)
Preferred stock issuance costs write-off	-	(1,902)
Net income available to common shareholders	$26,099	$5,078

Basic earnings per share data:
Income from continuing operations	$0.18	$0.13
Discontinued operations	0.63	0.02
Net income available to common shareholders	$0.81	$0.15

Diluted earnings per share data:
Income from continuing operations	$0.18	$0.13
Discontinued operations	0.62	0.02
Net income available to common shareholders	$0.80	$0.15

Weighted average number of shares outstanding:
Basic	32,211,720	33,199,345
Diluted	32,589,652	33,973,336

Dividends declared per share	$0.66	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Earnings	Totals
Balance, December 31, 2007	32,600,614	$326	$853,358	$(185,623)	$668,061
Net income	-	-	-	26,099	26,099
Issuance of common stock, net	43,176	-	2,807	-	2,807
Repurchase of common stock	(1,105,566)	(11)	(51,577)	-	(51,588)
Conversion of UPREIT Units for stock	26,202	1	537	-	538
Adjustment of minority interest	-	-	8,127	-	8,127
Dividends paid ($0.66 per share)	-	-	-	(21,528)	(21,528)
Balance, March 31, 2008	31,564,426	$316	$813,252	$(181,052)	$632,516

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED, IN THOUSANDS)
	2008	2007
Cash flows from operating activities:
Net income	$26,099	$8,270
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to minority interest	10,872	2,046
Depreciation and amortization	29,369	27,694
(Gain) loss on disposition of property and business	(29,849)	187
Issuance of restricted stock, compensation cost of stock options and deferred compensation	970	784
Changes in assets and liabilities:
Cash held in escrows	1,394	1,073
Other assets	211	314
Accounts payable and accrued liabilities	(365)	(2,712)
Total adjustments	12,602	29,386
Net cash provided by operating activities	38,701	37,656
Cash flows from investing activities:
Purchase of properties and other assets, net	(15,951)	(143,951)
Additions to properties	(25,895)	(15,346)
Proceeds (loss) from sale of properties	63,045	(187)
Withdrawals from (additions to) funds held in escrow, net	(6,777)	40,166
Net cash provided by (used in) investing activities	14,422	(119,318)
Cash flows from financing activities:
Proceeds from sale of common stock, net	1,837	2,622
Repurchase of Series F preferred stock	-	(60,000)
Repurchase of common stock	(51,588)	(7,376)
Proceeds from mortgage notes payable	11,470	-
Payments of mortgage notes payable	(36,562)	(26,885)
Proceeds from line of credit	88,000	92,500
Payments on line of credit	(36,500)	-
Payments of deferred loan costs	(231)	(159)
Withdrawals from (additions to) cash escrows, net	(12)	385
Dividends and distributions paid	(30,360)	(31,446)
Net cash used in financing activities	(53,946)	(30,359)
Net decrease in cash and cash equivalents	(823)	(112,021)
Cash and cash equivalents:
Beginning of year	6,109	118,212
End of period	$5,286	$6,191

Supplemental disclosure of non-cash operating, investing and financing activities:
Issuance of UPREIT Units associated with property and other acquisitions	$-	$27,475
Increase in real estate associated with the purchase of UPREIT Units	-	5,983
Additions to properties included in accounts payable	1,207	2,053
Exchange of UPREIT Units for common shares	538	3,259
Fair value of hedge instruments	-	(73)
Preferred stock issuance costs write-off	-	1,902

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	Unaudited Interim Financial Statements

The interim consolidated financial statements of Home Properties, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.  The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

2.	Organization and Basis of Presentation

Organization

The Company was formed in November 1993 as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of March 31, 2008, the Company operated 118 apartment communities with 38,048 apartments.  Of this total, the Company owned 116 communities, consisting of 36,898 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 70.2% of the limited partnership units in the Operating Partnership ("UPREIT Units") at March 31, 2008 (70.8% at December 31, 2007).  The remaining 29.8% is reflected as Minority Interest in these consolidated financial statements at March 31, 2008 (29.2% at December 31, 2007).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements for the Company.  In February 2008, the FASB deferred the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option granted in SFAS 159.  Excluded from the scope of SFAS 159 are real estate assets and interests in VIE’s.  The Company has not opted to fair value any assets or liabilities, therefore, the adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 enhances disclosure requirements about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 161 will have on its financial position and results of operations.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period, including phantom shares under the Company’s incentive compensation plan.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method), and restricted stock under the Company’s incentive compensation plan.  The exchange of an UPREIT Unit for common stock will have no effect on diluted EPS as Unitholders and stockholders effectively share equally in the net income of the Operating Partnership.  Income from continuing operations is the same for both the basic and diluted calculation.

The reconciliation of the basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 follows:
	Three Months
	2008	2007
Income from continuing operations	$5,934	$7,404
Less: Preferred dividends	-	(1,290)
Less: Preferred stock issuance costs write-off	-	(1,902)
Basic and Diluted – Income from continuing operations
applicable to common shareholders	5,934	4,212
Discontinued operations	20,165	866
Net income available to common shareholders	$26,099	$5,078

Basic weighted average number of shares outstanding	32,211,720	33,199,345
Effect of dilutive stock options	328,213	736,264
Effect of restricted stock	49,719	37,727
Diluted weighted average number of shares outstanding	32,589,652	33,973,336

Basic earnings per share data:
Income from continuing operations	$0.18	$0.13
Discontinued operations	0.63	0.02
Net income available to common shareholders	$0.81	$0.15

Diluted earnings per share data:
Income from continuing operations	$0.18	$0.13
Discontinued operations	0.62	0.02
Net income available to common shareholders	$0.80	$0.15

Unexercised stock options to purchase 1,015,542 and 12,000 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the three months ended March 31, 2008 and 2007, respectively.   In conjunction with the issuance of the Exchangeable Senior Notes, there are 490,880 potential shares issuable under certain circumstances, of which none were considered dilutive as of March 31, 2008 and 2007.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	Variable Interest Entities

Effective March 31, 2004, the Company adopted FASB Interpretation No. 46R – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements (“FIN 46R”).  The interpretation addresses consolidation by businesses of special purpose entities.

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 13).  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the consolidated balance sheet as of March 31, 2008 is an increase in total assets of $18,782, an increase in total liabilities of $17,291, and an increase in minority interest of $1,491. Of the $17,291 increase in total liabilities, $16,462 represents non-recourse mortgage debt.

6.	Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $1,061 and $604 for the three months ended March 31, 2008 and 2007, respectively.

7.	Line of Credit

As of March 31, 2008, the Company had an unsecured line of credit agreement with M&T Bank for $140,000 which expires September 1, 2008 and can be extended one year upon satisfaction of certain conditions.  The Company’s outstanding balance as of March 31, 2008, was $54,000.  The Company has had no occurrences of default as of March 31, 2008.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate.  The one-month LIBOR rate was 2.703% at March 31, 2008.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

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

Core properties consist of all apartment communities which have been owned more than one full calendar year.  Therefore, the Core properties represent communities owned as of January 1, 2007.  Non-core properties consist of apartment communities acquired or developed during 2007 and 2008, such that full year comparable operating results are not available.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses.  The accounting policies of the segments are the same as those described in Notes 1 and 2 of the Company’s Form 10-K for the year ended December 31, 2007.

The revenues, net operating income and assets for each of the reportable segments are summarized for the three months ended March 31, 2008 and 2007 as follows:
	Three Months
	2008	2007
Revenues
Apartments owned
Core properties	$122,548	$118,362
Non-core properties	6,678	2,737
Reconciling items	312	1,982
Total revenues	$129,538	$123,081
Net operating income
Apartments owned
Core properties	$69,270	$66,628
Non-core properties	3,558	1,220
Reconciling items	312	1,982
Net operating income, including reconciling items	73,140	69,830
General and administrative expenses	(6,220)	(5,518)
Interest expense	(30,076)	(28,875)
Depreciation and amortization	(28,439)	(26,335)
Minority interest in operating partnership	(2,471)	(1,698)

Income from continuing operations	$5,934	$7,404

Assets - As of March 31, 2008 and December 31, 2007
Apartments owned
Core properties	$2,828,748	$2,839,669
Non-core properties	285,373	296,569
Reconciling items	83,676	80,185
Total assets	$3,197,797	$3,216,423

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.	Derivative Financial Instruments

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

11.           Acquisitions

On March 4, 2008, the Company acquired a land parcel located in Silver Spring, MD for total consideration of $15,932.  The transaction was funded in cash.  The Company is proceeding with the approval of a final site plan developed by the prior owner which contemplates the development of up to 314 apartments.

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

Included in discontinued operations for the three months ended March 31, 2008 are the operating results, net of minority interest, of seven apartment communities sold in three separate transactions during the three months ended March 31, 2008 (the “2008 Disposed Communities”).  Included in discontinued operations for the three months ended March 31, 2007 are the operating results, net of minority interest, of five apartment communities sold in five separate transactions during the year ended December 31, 2007 (“2007 Disposed Communities”) and the 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.           Disposition of Property and Discontinued Operations (continued)

The operating results of discontinued operations are summarized for the three months ended March 31, 2008 and 2007 as follows:
	Three Months
	2008	2007
Revenues:
Rental income	$744	$5,091
Property other income	24	414
Total revenues	768	5,505
Expenses:
Operating and maintenance	502	2,588
Interest expense, including prepayment penalties	1,443	254
Depreciation and amortization	106	1,262
Total expenses	2,051	4,104
Income (loss) from discontinued operations before minority interest	(1,283)	1,401
Minority interest in operating partnerships	377	(402)
Income (loss) from discontinued operations	$(906)	$999

13.	Commitments and Contingencies

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

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (56% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 8 years.

Guarantees

As of March 31, 2008, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners for a remaining period of seven years totaling approximately $3,000.  As of March 31, 2008, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.           Subsequent Events

On May 1, 2008, the Board of Directors approved a dividend of $0.66 per share on the Company’s common stock for the quarter ended March 31, 2008.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable May 23, 2008 to shareholders of record on May 14, 2008.

On May 1, 2008, the Board of Directors approved a two million share/unit increase to the Company's stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units.  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.

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

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition and development of additional properties, stock repurchases and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.  Management anticipates the acquisition of communities of approximately $100 million in 2008, although there can be no assurance that additional acquisitions will actually occur.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

As of March 31, 2008, the Company had an unsecured line of credit agreement with M&T Bank for $140 million which expires September 1, 2008 and can be extended one year upon satisfaction of certain conditions.  The Company’s outstanding balance as of March 31, 2008, was $54 million.  The Company has had no occurrences of default as of March 31, 2008.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate.  The one-month LIBOR rate was 2.703% at March 31, 2008.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  As of March 31, 2008, the Company owned 24 properties with 5,986 apartment units which were unencumbered by debt.

During the three months ended March 31, 2008, the Company repaid debt on two mortgages in the amount of $14.5 million.  The retired debt included a $5.9 million mortgage which bore an interest rate of 7.13% and an $8.6 million mortgage with a rate of 6.91%.   These properties were added to the unencumbered pool.  In addition, the Company paid off a $4.0 million mortgage which bore interest at 1.65% over the one-month LIBOR rate and replaced it with an $11.5 million mortgage at a fixed interest rate of 4.96%.

During the first quarter of 2008, the Company closed on three separate sale transactions, with a total of 598 units, for $64.5 million.  A gain on sale of approximately $30 million, before the allocation of minority interest, was recorded in the first quarter related to these sales.  The weighted average first year capitalization rate projected on these dispositions was 6.25%.

Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $240 million in 2008, $65 million of which were closed during the first three months of 2008, although there can be no assurance that additional dispositions will actually occur.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  During 2007, the Company issued $36.3 million in 634,863 UPREIT Units as partial consideration for three acquired properties.  There were no UPREIT Units issued by the Company during the first quarter of 2008.

The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuance.  From January 1, 2007 through September 25, 2007, the Company met demand by issuing new shares.  As of September 26, 2007, the Company switched to meeting demand through share repurchases by the transfer agent in the open market on the Company's behalf.

Management monitors the relationship between the Company's stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during the three months ended March 31, 2008 or the year ended December 31, 2007.

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

In May 1998, the Company's Form S-3 Registration Statement was declared effective relating to the issuance of up to $400 million of common stock, preferred stock or other securities.  The available balance on the shelf registration statement at March 31, 2007 was $144.4 million. On April 4, 2007, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  This registration statement replaces the Company’s shelf registration statement filed in May 1998.  The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.

In March 2002, the Company issued 2,400,000 shares of its 9.00% Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Shares"), with a $25.00 liquidation preference per share.  This offering generated net proceeds of approximately $58 million.  The net proceeds were used to fund the Series B preferred stock repurchase, property acquisitions, and property upgrades.  Each Series F Preferred share received an annual dividend equal to 9.00% of the liquidation preference per share (equivalent to a fixed annual amount of $2.25 per share).  The Series F Preferred Shares were redeemed by the Company on March 26, 2007 at a redemption price of $25.00 per share, plus accrued and unpaid dividends totaling $0.39 million.  In accordance with the SEC’s clarification of EITF Abstracts, Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the initial offering costs of $1.9 million associated with the issuance of the Series F Preferred Shares were written-off in the first quarter of 2007, and are reflected as a reduction of net income available to common stockholders in determining earnings per share for the three months ended March 31, 2007.

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  During the three months ended March 31, 2008, the Company repurchased 1,071,588 of its common shares for $50 million, or a weighted average price of $46.66 per share.  At March 31, 2008, the Company had authorization to repurchase an additional 291,160 shares.  On May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units.  The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.

As of March 31, 2008, the weighted average rate of interest on the Company’s total indebtedness of $2.2 billion was 5.5% with staggered maturities averaging approximately seven years.  Approximately 96% of total indebtedness was at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The Company’s cash provided by operating activities was $39 million for the three months ended March 31, 2008 compared to $38 million for the same period in 2007.  The change is primarily due to timing differences in cash disbursements between periods.

Cash provided by investing activities was $14 million for the three months ended March 31, 2008 compared to $119 million used in investing activities for the same period in 2007.  The change is primarily due to a change in the mix of property dispositions and acquisitions, as described below in Acquisitions and Dispositions. During the three months ended March 31, 2008, the proceeds from disposed properties were redeployed for stock repurchases as compared to the three months ended March 31, 2007 where investing activities consisted of mainly property acquisitions.

Cash used in financing activities was $54 million for the three months ended March 31, 2008 compared to $30 million for the same period in 2007.  The $24 million increase in cash used between periods is primarily due to $41 million less cash provided by the line of credit in the 2008 period as compared to the 2007 period, partially offset by $15 million less cash used for stock buybacks in the 2008 period as compared to the 2007 period.   During the three months ended March 31, 2007, the Company repurchased the Series F Preferred Shares for $60 million and common shares for $7 million.  During the same period of 2008, the Company repurchased common shares of $52 million.

Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership.  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the consolidated balance sheet of including this VIE as of March 31, 2008 includes total assets of $18.8 million, total liabilities of $17.3 million and minority interest of $1.5 million.  Of the $18.8 million increase in total liabilities, $16.5 million represents non-recourse mortgage debt.  The VIE is included in the Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007.

The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners for a remaining period of seven years totaling approximately $3 million.  Such guarantee requires the Company to operate the property in compliance with Internal Revenue Code Section 42 for 15 years.  The Company believes the property’s operations conform to the applicable requirements as set forth above.  In addition, acting as the general partner in this partnership, the Company is obligated to advance funds to meet partnership operating deficits.

Acquisitions and Dispositions

On March 4, 2008, the Company acquired a land parcel located in Silver Spring, MD for total consideration of $15.9 million.  The transaction was funded in cash.  The Company is proceeding with the approval of a final site plan developed by the prior owner which contemplates the development of up to 314 apartments.

On January 31, 2008, the Company sold Carriage Hill Apartments (140 units) in the Hudson Valley region of NY for $15.1 million.  A gain on sale of approximately $8.8 million, before the allocation of minority interest, was recorded in the first quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition was 6.7%.

On February 1, 2008, the Company sold a five-property portfolio (363 units) in the Long Island region of NY in one transaction for $42.0 million.  A gain on sale of approximately $16.6 million, before the allocation of minority interest, was recorded in the first quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition was 6.1%.

On February 21, 2008, the Company sold Mill Company Gardens (95 units) in Portland, Maine for $7.4 million.  A gain on sale of approximately $4.6 million, before the allocation of minority interest, was recorded in the first quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition was 6.3%.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company’s line of credit matures in September 2008 and had $54.0 million outstanding at March 31, 2008.  The $2.0 billion in mortgage notes payable have varying maturities ranging from 1 to 34 years.  The weighted average interest rate of the Company's secured fixed rate notes was 5.75% at March 31, 2008.  The weighted average interest rate of the Company's variable rate notes and credit facility was 3.45% at March 31, 2008.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share.  The adjusted exchange price at March 31, 2008 was $73.22 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

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

As discussed in the section entitled Variable Interest Entities, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Capital Improvements (dollars in thousands, except unit and per unit data)

Effective January 1, 2007, the Company updated its estimate of the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment.  For 2007, the Company estimated that the proper amount was $760 per apartment unit.  For 2008, the Company increased this amount, using a 3% inflation factor, to $780 per apartment unit.

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

The Company estimates that on an annual basis $780 and $760 per unit is spent on recurring capital expenditures in 2008 and 2007, respectively.  During the three months ended March 31, 2008 and 2007, approximately $195 and $190 per unit, respectively, was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2008 and 2007 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three months ended March 31, 2008 as follows:
	For the three months ended March 31,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$657	$18	$657	$18	$411	$12
Major building improvements	1,093	30	1,627	44	2,720	74	2,556	72
Roof replacements	303	8	400	11	703	19	221	6
Site improvements	395	11	405	11	800	22	1,040	29
Apartment upgrades	1,014	27	3,925	107	4,939	134	3,439	97
Appliances	1,061	29	6	-	1,067	29	842	24
Carpeting/flooring	2,259	62	136	3	2,395	65	2,165	61
HVAC/mechanicals	634	17	1,831	50	2,465	67	1,879	53
Miscellaneous	404	11	280	8	684	19	873	25
Totals	$7,163	$195	$9,267	$252	$16,430	$447	$13,426	$379

(a)
Calculated using the weighted average number of units owned, including 35,189 core units, and 2007 acquisition units of 1,541 for the three months ended March 31, 2008; and 35,189 core units and 2007 acquisition units of 260 for the three months ended March 31, 2007.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:
	For the three months ended March 31,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$6,863	$195	$8,248	$234	$15,111	$429	$13,393	$382
2008 Acquisition Communities	-	-	-	-	-	-	-	-
2007 Acquisition Communities	300	195	1,019	661	1,319	856	33	127
Sub-total	7,163	195	9,267	252	16,430	447	13,426	379
2008 Disposed Communities	14	61	-	-	14	61	163	273
2007 Disposed Communities	-	-	-	-	-	-	484	446
Corporate office expenditures(1)	-	-	-	-	1,071	-	1,034	-
Totals	$7,177	$194	$9,267	$251	$17,515	$445	$15,107	$379

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures includes principally computer hardware, software and office furniture and fixtures.

(b)
Calculated using the weighted average number of units owned, including 35,189 core units, 2007 acquisition units of 1,541 and 2008 disposed units of 230 for the three months ended March 31, 2008; and 35,189 core units, 2007 acquisition units of 260, 2008 disposed units of 598 and 2007 disposed units of 1,084 for the three months ended March 31, 2007.

Results of Operations (dollars in thousands, except unit and per unit data)

Summary of Core Properties

The Company had 110 apartment communities with 35,189 units which were owned during the three months being presented (the "Core Properties").  The Company has acquired/developed an additional six apartment communities with 1,709 units during 2008 and 2007 (the "Acquisition Communities").  During 2008, the Company disposed of seven apartment communities with a total of 598 units, which had partial results for 2008 and full year results for 2007 (the “2008 Disposed Communities”).  During 2007, the Company disposed of five apartment communities with a total of 1,084 units, which had partial results for 2007 (the “2007 Disposed Communities”).  The results of these disposed properties have been classified as discontinued operations and are not included in the table below.

The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three months ended March 31, 2008.  In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income for Core Properties is as follows:
	Three Months
	2008	2007	$ Change	% Change
Rent	$111,009	$107,996	$3,013	2.8%
Utility recovery revenue	6,738	5,744	994	17.3%
Rent including recoveries	117,747	113,740	4,007	3.5%
Property other income	4,801	4,622	179	3.9%
Total revenue	122,548	118,362	4,186	3.5%
Operating and maintenance	(53,278)	(51,734)	(1,544)	(3.0%)
Net operating income	$69,270	$66,628	$2,642	4.0%

A summary of the net operating income for the Company as a whole is as follows:
	Three Months
	2008	2007	$ Change	% Change
Rent	$117,055	$110,686	$6,369	5.8%
Utility recovery revenue	6,807	5,756	1,051	18.3%
Rent including recoveries	123,862	116,442	7,420	6.4%
Property other income	5,364	4,657	707	15.2%
Total revenue	129,226	121,099	8,127	6.7%
Operating and maintenance	(56,398)	(53,251)	(3,147)	(5.9%)
Net operating income	$72,828	$67,848	$4,980	7.3%

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

Comparison of three months ended March 31, 2008 to the same period in 2007

Of the $7,420 increase in rental income including recoveries, $3,413 is attributable to the Acquired Communities; and $4,007 is from the Core Properties, as the result of an increase of 3.4% in weighted average rental rates (including utility reimbursements), and a 0.1% increase in economic occupancy from 93.7% to 93.8%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Included in the Core increase is $994 which represents increased utility recovery charges compared to 2007 attributable to the Company’s water & sewer and heat & electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the second quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $707.  Of this increase, $528 is attributable to the Acquired Communities and a $179 increase in Core Properties resulting from increased emphasis on charging late fees and early termination fees, partially offset by lower corporate apartment rentals as compared to 2007.

Interest income decreased $1,087 due to a lower level of invested excess cash on hand.  The 2007 period realized higher income from sale proceeds of the significant fourth quarter 2006 property dispositions and proceeds from exchangeable senior notes awaiting reinvestment into replacement property.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, decreased by $583.  This is primarily due to a $501 reduction in post closing consultation fees recognized between periods.  The first quarter of 2007 realized higher fees as a result of the significant fourth quarter 2006 property dispositions.

Of the $3,147 increase in operating and maintenance expenses, $1,992 is attributable to the Acquired Communities, partially offset by a $389 decrease attributable to the consolidation of the VIE reflecting a one-time property tax adjustment that occurred in the 2008 quarter.  The balance, a $1,544 increase, is attributable to the Core Properties and is primarily due to increases in property insurance, real estate taxes, repairs & maintenance, and trash removal costs, partially offset by decreases in natural gas heating costs and snow removal expenses.  Property insurance increased $976, or 53.5% due to the 2007 period including a reserve reduction of $455, compared to no reserve adjustments in 2008, making the normal increase before reserve adjustments $521, or 28.5%, which primarily reflects increases in the general liability insurance premiums.  Real estate taxes were up $874, or 8.3% due to the 2007 period including refunds of $387, which did not occur in 2008.  After removing the effect of refunds, real estate taxes increased $487, or 4.6%.  Repairs & maintenance is up $442, or 8.3% over the prior year period due to typical timing differences realized between periods.  Trash removal costs were up $184, or 26.6%, driven by higher costs being passed through to the Company by trash haulers.  Natural gas heating costs were down $1,212, or 12.7% from a year ago, a direct result of 11.7% lower commodity costs between periods.  For the first quarter 2008 the Company had fixed contracts for 94% of its natural gas usage at a weighted average cost of $8.29 per decatherm, compared to the first quarter 2007 heating season which had 95% of the usage fixed at a weighted average cost of $9.39 per decatherm.  In both periods we experienced unseasonably warm temperatures.  Snow removal costs were down $104 or 15.6%.  The first quarter 2007 produced normal to above normal snowfalls compared to below normal snowfalls in 2008.

General and administrative expense increased in 2008 by $702.  General and administrative expenses as a percentage of total revenues were 4.8% for 2008 as compared to 4.3% for 2007.  Incentive bonus and stock-based compensation expenses were up $233 in 2008 as compared to 2007, which were driven by the increases in the Company’s operating performance as compared to prior year.  The rollout, training and support of the new property management systems accounted for staff and consulting increases of $288 within the information systems department. This is partially offset by a $120, or 30.8%, reduction in external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense increased by $1,201 in 2008 primarily as a result of interest expense on the new debt of the Acquisition Communities, partially offset by higher capitalized interest which is a result of increased development levels in the first quarter of 2008 as compared to 2007.

Depreciation and amortization expense increased $2,104 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended March 31, 2008 are the residual operating results, net of minority interest, of the 2008 Disposed Communities.  Included in discontinued operations for the three months ended March 31, 2007 are the operating results, net of minority interest, of the 2008 and 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein.  Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  FFO does not include the cost incurred for capital improvements (including capitalized interest) reflected as an increase to real estate assets.  The Company's total capital improvements include an annual reserve for anticipated recurring, non-revenue generating capitalized costs of $780 and $760 per apartment unit for 2008 and 2007, respectively.  Please refer to the Capital Improvements section above.  FFO should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

	Three Months
	2008	2007
Net income available to common shareholders	$26,099	$5,078
Real property depreciation and amortization	27,951	27,075
Minority interest	2,471	1,698
Minority interest – income (loss) from discontinued operations	(377)	402
Loss (gain) on disposition of property, net of minority interest	(21,071)	133
FFO – Basic as defined above	35,073	34,386
Loss from early extinguishment of debt in connection with sale of real estate	1,384	-
FFO – Basic as adjusted by the Company	36,457	34,386
Convertible preferred dividends (2)	-	-
FFO – Diluted	$36,457	$34,386
Weighted average common shares/units outstanding (1):
Basic	45,650.9	46,582.5
Diluted (2)	46,028.9	47,356.5

(1)	Basic includes common stock outstanding and the conversion of all UPREIT Units to common shares. Diluted includes additional common stock equivalents, including convertible preferred stock.

(2)	There was no convertible preferred stock outstanding during the three months ended March 31, 2008 and 2007.

All REITs may not be using the same definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

The credit agreement relating to the Company’s line of credit provides for the Company to maintain certain financial ratios and measurements. The Company was in compliance with these financial covenants for all periods presented.  The line of credit has not been used for long-term financing but adds a certain amount of flexibility, especially in meeting the Company's acquisition goals.  Many times it is easier to temporarily finance an acquisition or stock repurchases by short-term use of the line of credit, with long-term secured financing or other sources of capital replenishing the line of credit availability.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times.  Starting in 2001 and continuing into 2004 many regions of the United States had experienced varying degrees of economic recession and certain recessionary trends, such as a temporary reduction in occupancy and reduced pricing power limiting the ability to aggressively raise rents.  Starting in the second half on 2004 and continuing into 2007, we saw a reversal of these recessionary trends.  However, in the fourth quarter of 2007 and into 2008, the sub-prime issue has put significant pressure on the mortgage lending industry.  The Company has not had any unfavorable outcomes from this issue and has continued to receive favorable financing at market rates of interest.  In light of this, the Company will continue to review its business strategy; however, we believe that given our property type and the geographic regions in which it is located, the Company does not anticipate any changes in our strategy or material effects on financial performance.

Declaration of Dividend

On May 1, 2008, the Board of Directors approved a dividend of $0.66 per share on the Company’s common stock for the quarter ended March 31, 2008.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable May 23, 2008 to shareholders of record on May 14, 2008.

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

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements for the Company.  In February 2008, the FASB deferred the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option granted in SFAS 159.  Excluded from the scope of SFAS 159 are real estate assets and interests in VIE’s.  The Company has not opted to fair value any assets or liabilities, therefore, the adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 enhances disclosure requirements about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 161 will have on its financial position and results of operations.

HOME PROPERTIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At March 31, 2008 and December 31, 2007, approximately 96% and 99%, respectively, of the Company’s debt bore interest at fixed rates.  At March 31, 2008 and December 31, 2007, approximately 87% and 89%, respectively, of the Company’s debt was secured and bore interest at fixed rates with a weighted average maturity of approximately 6 years, for both periods, and a weighted average interest rate of approximately 5.75% and 5.76%, respectively.  The remainder of the Company’s secured debt bears interest at variable rates with a weighted average maturity of approximately 23 and 20 years, respectively, and a weighted average interest rate of 3.43% and 4.63%, respectively, at March 31, 2008 and December 31, 2007.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At March 31, 2008 and December 31, 2007, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.02 billion for both periods, compared to its carrying amount of $1.96 billion and $1.99 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at March 31, 2008 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $1.93 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2008, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of March 31, 2008, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes in these risk factors during the three months ended March 31, 2008 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event, the common stock used to pay the exercise price and tax withholding is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2007, the Company had authorization to repurchase 1,362,748 shares of common stock and UPREIT Units under the Company Program.  During the first quarter of 2008, the Company repurchased 1,071,588 shares at a cost of $49,998,040 under the Company Program.  On May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units.  The following table summarizes the total number of shares/units repurchased by the Company during the three months ended March 31, 2008:

				Maximum
	Total	Average	Total shares/units	shares/units
	shares/units	price per	purchased as part of	available under
Period	purchased(1)	share/unit	Company Program	Company Program

Balance January 1, 2008:				1,362,748
January 2008	1,453	$44.25	-	1,362,748
February 2008	12,570	46.88	-	1,362,748
March 2008	1,073,507	46.66	1,071,588	291,160
Total First Quarter 2008	1,087,530	$46.66	1,071,588	291,160

(1)
During the three months ended March 31, 2008, the Company repurchased 15,942 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's Dividend Reinvestment and Direct Stock Purchase Plan, which are included in this table.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 1, 2008.  The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter.
The ten directors proposed by the Company for re-election were elected to one year terms by the following vote:

DIRECTOR NAME	SHARES FOR	SHARES WITHHELD
Josh E. Fidler	28,009,087	298,389
Alan L. Gosule	27,959,520	347,956
Leonard F. Helbig, III	27,858,366	449,110
Roger W. Kober	27,845,757	461,719
Norman P. Leenhouts	27,898,909	408,567
Nelson B. Leenhouts	27,924,664	382,812
Edward J. Pettinella	27,946,311	361,165
Clifford W. Smith, Jr.	27,881,172	426,304
Paul L. Smith	27,852,486	454,990
Amy L. Tait	27,659,145	648,331

The stockholders approved the Company’s 2008 Stock Benefit Plan.

Shares Voted For:	19,028,374
Shares Voted Against:	6,045,657
Shares Abstaining:	87,829

The stockholders approved an amendment to the Company’s Deferred Bonus Plan.

Shares Voted For:	24,322,574
Shares Voted Against:	745,099
Shares Abstaining:	94,187

The stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for 2008.

Shares Voted For:	28,099,672
Shares Voted Against:	174,952
Shares Abstaining:	32,853

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

  *Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	May 9, 2008

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	May 9, 2008

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer