Form 10-Q
period 2008-06-30
HOME PROPERTIES INC
filed 2008-08-08
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:  1-13136

HOME PROPERTIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	16-1455126
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 31, 2008
$.01 par value	31,920,426

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Real estate:
Land	$506,088	$510,120
Construction in progress	83,688	54,069
Buildings, improvements and equipment	3,127,033	3,115,966
	3,716,809	3,680,155
Less: accumulated depreciation	(589,905)	(543,917)
Real estate, net	3,126,904	3,136,238

Cash and cash equivalents	4,827	6,109
Cash in escrows	29,225	31,005
Accounts receivable, net	10,826	11,109
Prepaid expenses	10,063	15,560
Deferred charges	11,468	12,371
Other assets	3,963	4,031
Total assets	$3,197,276	$3,216,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,944,469	$1,986,789
Exchangeable senior notes	200,000	200,000
Line of credit	75,500	2,500
Accounts payable	19,978	18,616
Accrued interest payable	10,723	10,984
Accrued expenses and other liabilities	27,766	27,586
Security deposits	21,878	22,826
Total liabilities	2,300,314	2,269,301
Commitments and contingencies
Minority interest	266,202	279,061
Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 31,844,414 and 32,600,614 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	318	326
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	823,579	853,358
Distributions in excess of accumulated earnings	(193,137)	(185,623)
Total stockholders' equity	630,760	668,061
Total liabilities and stockholders' equity	$3,197,276	$3,216,423

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Revenues:
Rental income	$118,208	$114,720
Property other income	10,350	9,561
Interest income	20	83
Other income	86	58
Total revenues	128,664	124,422
Expenses:
Operating and maintenance	51,717	50,486
General and administrative	6,620	5,953
Interest	28,838	30,239
Depreciation and amortization	28,826	27,071
Total expenses	116,001	113,749
Income from operations	12,663	10,673
Minority interest in operating partnerships	(3,747)	(3,065)
Income from continuing operations	8,916	7,608
Discontinued operations:
Income (loss) from operations, net of ($4) and $487 in 2008 and 2007, respectively, allocated to minority interest	(9)	1,209
Gain (loss) on disposition of property, net of ($46) in 2007, allocated to minority interest	(1)	(115)
Discontinued operations	(10)	1,094
Net income	8,906	8,702
Preferred dividends	-	-
Net income available to common shareholders	$8,906	$8,702

Basic earnings per share data:
Income from continuing operations	$0.28	$0.23
Discontinued operations	-	0.03
Net income available to common shareholders	$0.28	$0.26

Diluted earnings per share data:
Income from continuing operations	$0.28	$0.23
Discontinued operations	-	0.03
Net income available to common shareholders	$0.28	$0.26

Weighted average number of shares outstanding:
Basic	31,641,975	33,255,898
Diluted	32,111,791	33,985,283

Dividends declared per share	$0.66	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Revenues:
Rental income	$235,263	$225,406
Property other income	22,521	19,974
Interest income	140	1,290
Other income	278	833
Total revenues	258,202	247,503
Expenses:
Operating and maintenance	108,115	103,737
General and administrative	12,840	11,471
Interest	58,914	59,114
Depreciation and amortization	57,265	53,406
Total expenses	237,134	227,728
Income from operations	21,068	19,775
Minority interest in operating partnerships	(6,218)	(4,763)
Income from continuing operations	14,850	15,012
Discontinued operations:
Income (loss) from operations, net of ($381) and $889 in 2008 and 2007, respectively, allocated to minority interest	(915)	2,208
Gain (loss) on disposition of property, net of $8,778 and ($100) in 2008 and 2007, respectively, allocated to minority interest	21,070	(248)
Discontinued operations	20,155	1,960
Net income	35,005	16,972
Preferred dividends	-	(1,290)
Preferred stock issuance costs write-off	-	(1,902)
Net income available to common shareholders	$35,005	$13,780

Basic earnings per share data:
Income from continuing operations	$0.47	$0.36
Discontinued operations	0.63	0.06
Net income available to common shareholders	$1.10	$0.42

Diluted earnings per share data:
Income from continuing operations	$0.46	$0.35
Discontinued operations	0.62	0.06
Net income available to common shareholders	$1.08	$0.41

Weighted average number of shares outstanding:
Basic	31,927,868	33,161,446
Diluted	32,342,054	33,958,962

Dividends declared per share	$1.32	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Earnings	Totals
Balance, December 31, 2007	32,600,614	$326	$853,358	$(185,623)	$668,061
Net income	-	-	-	35,005	35,005
Issuance of common stock, net	181,353	1	7,224	-	7,225
Repurchase of common stock	(1,123,279)	(11)	(52,485)	-	(52,496)
Conversion of UPREIT Units for stock	185,726	2	9,334	-	9,336
Adjustment of minority interest	-	-	6,148	-	6,148
Dividends paid ($1.32 per share)	-	-	-	(42,519)	(42,519)
Balance, June 30, 2008	31,844,414	$318	$823,579	$(193,137)	$630,760

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED, IN THOUSANDS)
	2008	2007
Cash flows from operating activities:
Net income	$35,005	$16,972
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to minority interest	14,615	5,552
Depreciation and amortization	54,510	55,877
(Gain) loss on disposition of property and business	(29,848)	348
Issuance of restricted stock, compensation cost of stock options and deferred compensation	2,954	2,456
Changes in assets and liabilities:
Cash held in escrows	1,395	380
Other assets	5,352	4,996
Accounts payable and accrued liabilities	(1,093)	(6,058)
Total adjustments	47,885	63,551
Net cash provided by operating activities	82,890	80,523
Cash flows from investing activities:
Purchase of properties and other assets, net	(15,951)	(144,163)
Additions to properties	(57,748)	(39,356)
Proceeds (costs) from sale of properties	63,044	(348)
Withdrawals from funds held in escrow, net	415	40,636
Net cash used in investing activities	(10,240)	(143,231)
Cash flows from financing activities:
Proceeds from sale of common stock, net	4,271	5,200
Repurchase of Series F preferred stock	-	(60,000)
Repurchase of common stock	(52,496)	(7,579)
Proceeds from mortgage notes payable	43,145	100,515
Payments of mortgage notes payable	(81,033)	(65,051)
Proceeds from line of credit	209,500	166,500
Payments on line of credit	(136,500)	(127,500)
Payments of deferred loan costs	(680)	(878)
Withdrawals from (additions to) cash escrows, net	(30)	366
Dividends and distributions paid	(60,109)	(61,727)
Net cash used in financing activities	(73,932)	(50,154)
Net decrease in cash and cash equivalents	(1,282)	(112,862)
Cash and cash equivalents:
Beginning of year	6,109	118,212
End of period	$4,827	$5,350
Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions	$-	$3,742
Issuance of UPREIT Units associated with property and other acquisitions	-	27,475
Increase in real estate associated with the purchase of UPREIT Units	5,600	13,611
Exchange of UPREIT Units for common shares	3,736	8,003
Additions to properties included in accounts payable	5,156	4,058
Fair value of hedge instruments	-	(206)
Preferred stock issuance costs write-off	-	1,902
Mortgage note premium write-off	4,433	-

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

Organization

The Company was formed in November 1993 as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of June 30, 2008, the Company operated 118 apartment communities with 38,071 apartments.  Of this total, the Company owned 116 communities, consisting of 36,921 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 70.6% of the limited partnership units in the Operating Partnership ("UPREIT Units") at June 30, 2008 (70.8% at December 31, 2007).  The remaining 29.4% is reflected as Minority Interest in these consolidated financial statements at June 30, 2008 (29.2% at December 31, 2007).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

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

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  Excluded from the scope of SFAS 159 are real estate assets and interests in VIE’s.  The Company has not opted to fair value any assets or liabilities, therefore, the adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

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

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.      Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”), that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 requires that the initial debt proceeds from the sale of the Company’s $200 million of 4.125% exchangeable senior notes due 2026 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense and will increase in subsequent reporting periods, as the debt accretes to its par value through November 1, 2011.  Based on the Company’s initial assessment of the application of FSP APB 14-1, this will result in approximately $3.2, $3.4 and $2.9 million additional non-cash interest expense (including the impact of additional capitalized interest of $0.1 million per year) for fiscal years 2009, 2010 and 2011, respectively.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the calculation of basic EPS.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently evaluating the impact and believes that the adoption of FSP EITF 03-6-1 will not have a material effect on its financial position and results of operations.

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

The reconciliation of the basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 follows:
	Three Months		Six Months
	2008	2007	2008	2007
Income from continuing operations	$8,916	$7,608	$14,850	$15,012
Less: Preferred dividends	-	-	-	(1,290)
Less: Preferred stock issuance costs write-off	-	-	-	(1,902)
Basic and Diluted – Income from continuing operations
applicable to common shareholders	8,916	7,608	14,850	11,820
Discontinued operations	(10)	1,094	20,155	1,960
Net income available to common shareholders	$8,906	$8,702	$35,005	$13,780

Basic weighted average number of shares outstanding	31,641,975	33,255,898	31,927,868	33,161,446
Effect of dilutive stock options	423,617	586,098	375,915	650,830
Effect of restricted stock	46,199	143,287	38,271	146,686
Diluted weighted average number of shares outstanding	32,111,791	33,985,283	32,342,054	33,958,962

Basic earnings per share data:
Income from continuing operations	$0.28	$0.23	$0.47	$0.36
Discontinued operations	-	0.03	0.63	0.06
Net income available to common shareholders	$0.28	$0.26	$1.10	$0.42

Diluted earnings per share data:
Income from continuing operations	$0.28	$0.23	$0.46	$0.35
Discontinued operations	-	0.03	0.62	0.06
Net income available to common shareholders	$0.28	$0.26	$1.08	$0.41

Unexercised stock options to purchase 1,491,421, 547,515, 1,500,059 and 12,000 shares of the Company’s common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the three and six months ended June 30, 2008 and 2007, respectively.   In conjunction with the issuance of the Exchangeable Senior Notes, there are 490,880 potential shares issuable under certain circumstances, of which none were considered dilutive as of June 30, 2008 and 2007.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 13).  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the consolidated balance sheet as of June 30, 2008 is an increase in total assets of $18,353, an increase in total liabilities of $17,243, and an increase in minority interest of $1,110. Of the $17,243 increase in total liabilities, $16,399 represents non-recourse mortgage debt.

6.	Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $1,301and $895 for the three months ended June 30, 2008 and 2007; and $2,362 and $1,499 for the six months ended June 30, 2008 and 2007, respectively.

7.	Line of Credit

As of June 30, 2008, the Company had an unsecured line of credit agreement with M&T Bank for $140,000 which expires September 1, 2009.  On May 27, 2008, the Company executed a one-year extension to the credit agreement under the same terms and conditions as the agreement which was set to expire on September 1, 2008.  The Company’s outstanding balance as of June 30, 2008, was $75,500.  The Company has had no occurrences of default as of June 30, 2008.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate.  The one-month LIBOR rate was 2.463% at June 30, 2008.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

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

The revenues and net operating income for each of the reportable segments are summarized for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months		Six Months
	2008	2007	2008	2007
Revenues
Apartments owned
Core properties	$122,013	$118,700	$244,561	$237,062
Non-core properties	6,545	5,581	13,223	8,318
Reconciling items	106	141	418	2,123
Total revenues	$128,664	$124,422	$258,202	$247,503
Net operating income
Apartments owned
Core properties	$73,553	$70,539	$142,823	$137,167
Non-core properties	3,288	3,256	6,846	4,476
Reconciling items	106	141	418	2,123
Net operating income, including reconciling items	76,947	73,936	150,087	143,766
General and administrative expenses	(6,620)	(5,953)	(12,840)	(11,471)
Interest expense	(28,838)	(30,239)	(58,914)	(59,114)
Depreciation and amortization	(28,826)	(27,071)	(57,265)	(53,406)
Minority interest in operating partnership	(3,747)	(3,065)	(6,218)	(4,763)

Income from continuing operations	$8,916	$7,608	$14,850	$15,012

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.	Segment Reporting (continued)

The assets for each of the reportable segments are summarized as follows as of June 30, 2008 and December 31, 2007:

Assets	2008	2007
Apartments owned
Core properties	$2,830,666	$2,839,669
Non-core properties	296,238	296,569
Reconciling items	70,372	80,185
Total assets	$3,197,276	$3,216,423

10.	Derivative Financial Instruments

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

Included in discontinued operations for the three and six months ended June 30, 2008 are the operating results, net of minority interest, of seven apartment communities sold in three separate transactions during the six months ended June 30, 2008 (the “2008 Disposed Communities”).  Included in discontinued operations for the three and six months ended June 30, 2007 are the operating results, net of minority interest, of five apartment communities sold in five separate transactions during the year ended December 31, 2007 (“2007 Disposed Communities”) and the 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.           Disposition of Property and Discontinued Operations (continued)

The operating results of discontinued operations are summarized for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months		Six Months
	2008	2007	2008	2007
Revenues:
Rental income	$11	$5,213	$755	$10,304
Property other income	5	238	29	652
Total revenues	16	5,451	784	10,956
Expenses:
Operating and maintenance	29	1,984	531	4,572
Interest expense, including prepayment penalties	-	477	1,443	731
Depreciation and amortization	-	1,294	106	2,556
Total expenses	29	3,755	2,080	7,859
Income (loss) from discontinued operations before minority interest	(13)	1,696	(1,296)	3,097
Minority interest in operating partnerships	4	(487)	381	(889)
Income (loss) from discontinued operations	$(9)	$1,209	$(915)	$2,208

13.	Commitments and Contingencies

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

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (49% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 7.5 years.

Guarantees

As of June 30, 2008, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners for a remaining period of 6.5 years totaling approximately $3,000.  As of June 30, 2008, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

14.           Subsequent Event

On July 30, 2008, the Board of Directors approved a dividend of $0.66 per share on the Company’s common stock for the quarter ended June 30, 2008.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable August 22, 2008 to shareholders of record on August 13, 2008.

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

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition and development of additional properties, stock repurchases and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.  Management anticipates the acquisition of communities of approximately $50 million in 2008, although there can be no assurance that additional acquisitions will actually occur.

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

As of June 30, 2008, the Company had an unsecured line of credit agreement with M&T Bank for $140 million which expires September 1, 2009.  During the second quarter of 2008, the Company executed a one-year extension to the credit agreement under the same terms and conditions as the agreement which was set to expire on September 1, 2008.  The Company’s outstanding balance as of June 30, 2008, was $75.5 million.  The Company has had no occurrences of default as of June 30, 2008.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate.  The one-month LIBOR rate was 2.463% at June 30, 2008.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  As of June 30, 2008, the Company owned 26 properties with 7,095 apartment units which were unencumbered by debt.

During the three months ended March 31, 2008, the Company repaid debt on two mortgages in the amount of $14.5 million.  The retired debt included a $5.9 million mortgage which bore an interest rate of 7.13% and an $8.6 million mortgage with a rate of 6.91%.   These properties were added to the unencumbered pool.  In addition, the Company paid off a $4.0 million mortgage which bore interest at 1.65% over the one-month LIBOR rate and replaced it with an $11.5 million mortgage at a fixed interest rate of 4.96%.  During the second quarter of 2008, the Company repaid debt on three mortgages in the amount of $38.3 million.  The retired debt included a $19.4 million mortgage which bore an interest rate of 8.35%, a $16.2 million mortgage which bore an interest rate of 6.99%, and a $2.7 million mortgage with a rate of 6.98%.   These properties were added to the unencumbered pool.  The Company entered into a new mortgage for a previously unencumbered property for $31.7 million with an interest rate that adjusts monthly at 1.99% over the 30 day Freddie Mac Reference Bill and matures July 31, 2015.

During the first quarter of 2008, the Company closed on three separate sale transactions, with a total of 598 units, for $64.5 million.  A gain on sale of approximately $30 million, before the allocation of minority interest, was recorded in the first quarter related to these sales.  The weighted average first year capitalization rate projected on these dispositions was 6.25%.

Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $140 million in 2008, $65 million of which were closed during the first six months of 2008, although there can be no assurance that additional dispositions will actually occur.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  During 2007, the Company issued $36.3 million in 634,863 UPREIT Units as partial consideration for three acquired properties.  There were no UPREIT Units issued by the Company during the first six months of 2008.

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

Management monitors the relationship between the Company's stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during the six months ended June 30, 2008 or the year ended December 31, 2007.

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

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  During the six months ended June 30, 2008, the Company repurchased 1,071,588 of its common shares for $50 million, or a weighted average price of $46.66 per share.  On May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units.  At June 30, 2008, the Company had authorization to repurchase an additional 2,291,160 shares.  The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.

As of June 30, 2008, the weighted average rate of interest on the Company’s total indebtedness of $2.2 billion was 5.4% with staggered maturities averaging approximately seven years.  Approximately 94% of total indebtedness was at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The Company’s cash provided by operating activities was $83 million for the six months ended June 30, 2008 compared to $81 million for the same period in 2007.  The change is primarily due to timing differences in cash disbursements between periods.

Cash used in investing activities was $10 million for the six months ended June 30, 2008 compared to $143 million for the same period in 2007.  The change is primarily due to a change in the mix of property dispositions and acquisitions, as described below in Acquisitions and Dispositions. During the six months ended June 30, 2008, the proceeds from disposed properties were redeployed for stock repurchases and mortgage pay down as compared to the six months ended June 30, 2007 where investing activities consisted of mainly property acquisitions.

Cash used in financing activities was $74 million for the six months ended June 30, 2008 compared to $50 million for the same period in 2007.  The $24 million increase in cash used between periods is primarily due to $45 million more cash used for stock buybacks, $73 million more cash used for mortgage pay down (net of proceeds), partially offset by $34 million more cash provided by the line of credit and $60 million less cash used for preferred stock repurchases in the 2008 period as compared to the 2007 period.

Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership.  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the consolidated balance sheet of including this VIE as of June 30, 2008 includes total assets of $18.3 million, total liabilities of $17.2 million and minority interest of $1.1 million.  Of the $17.2 million increase in total liabilities, $16.4 million represents non-recourse mortgage debt.  The VIE is included in the Consolidated Statement of Operations for the six months ended June 30, 2008 and 2007.

The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners for a remaining period of 6.5 years totaling approximately $3 million.  Such guarantee requires the Company to operate the property in compliance with Internal Revenue Code Section 42 for 15 years.  The Company believes the property’s operations conform to the applicable requirements as set forth above.  In addition, acting as the general partner in this partnership, the Company is obligated to advance funds to meet partnership operating deficits.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company’s line of credit matures in September 2009 and had $75.5 million outstanding at June 30, 2008.  The $1.9 billion in mortgage notes payable have varying maturities ranging from 1 to 26 years.  The weighted average interest rate of the Company's secured fixed rate notes was 5.74% at June 30, 2008.  The weighted average interest rate of the Company's variable rate notes and credit facility was 3.32% at June 30, 2008.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the indenture of $0.64 per share.  The adjusted exchange price at June 30, 2008 was $73.19 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

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

The Company estimates that on an annual basis $780 and $760 per unit is spent on recurring capital expenditures in 2008 and 2007, respectively.  During the three months ended June 30, 2008 and 2007, approximately $195 and $190 per unit, respectively, was estimated to be spent on recurring capital expenditures.  For the six months ended June 30, 2008 and 2007, approximately $390 per unit and $380 per unit, respectively, was estimated to be spent on recurring capital expenditures. The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2008 and 2007 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and six months ended June 30, 2008 as follows:

	For the three months ended June 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$569	$16	$569	$16	$701	$19
Major building improvements	1,093	30	3,503	95	4,596	125	5,130	141
Roof replacements	303	8	1,319	36	1,622	44	1,453	40
Site improvements	395	11	1,531	42	1,926	53	1,727	47
Apartment upgrades	677	18	7,289	199	7,966	217	4,563	125
Appliances	1,398	38	-	-	1,398	38	839	23
Carpeting/flooring	2,259	62	557	15	2,816	77	2,614	72
HVAC/mechanicals	634	17	2,315	63	2,949	80	2,759	76
Miscellaneous	404	11	525	14	929	25	856	24
Totals	$7,163	$195	$17,608	$480	$24,771	$675	$20,642	$567

(a)
Calculated using the weighted average number of units owned, including 35,188 core units, and 2007 acquisition units of 1,541 for the three months ended June 30, 2008; and 35,188 core units and 2007 acquisition units of 1,218 for the three months ended June 30, 2007.

	For the six months ended June 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
New buildings	$-	$-	$1,226	$33	$1,226	$33	$1,113	$31
Major building improvements	2,185	59	5,131	140	7,316	199	7,687	214
Roof replacements	606	16	1,719	47	2,325	63	1,675	47
Site improvements	790	22	1,936	53	2,726	75	2,767	77
Apartment upgrades	1,691	46	11,215	305	12,906	351	8,000	222
Appliances	2,459	68	4	-	2,463	68	1,680	47
Carpeting/flooring	4,518	123	694	19	5,212	142	4,778	133
HVAC/mechanicals	1,267	34	4,147	113	5,414	147	4,638	129
Miscellaneous	808	22	805	22	1,613	44	1,729	48
Totals	$14,324	$390	$26,877	$732	$41,201	$1,122	$34,067	$948

(b)
Calculated using the weighted average number of units owned, including 35,188 core units, and 2007 acquisition units of 1,541 for the six months ended June 30, 2008; and 35,188 core units and 2007 acquisition units of 746 for the six months ended June 30, 2007.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$6,863	$195	$15,847	$450	$22,710	$645	$20,392	$580
2008 Acquisition Communities	-	-	-	-	-	-	-	-
2007 Acquisition Communities	300	195	1,761	1,143	2,061	1,338	250	205
Sub-total	7,163	195	17,608	479	24,771	674	20,642	567
2008 Disposed Communities	-	-	-	-	-	-	163	273
2007 Disposed Communities	-	-	-	-	-	-	630	581
Corporate office expenditures(1)	-	-	-	-	1,118	-	677	-
Totals	$7,163	$195	$17,608	$479	$25,889	$674	$22,112	$563

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures includes principally computer hardware, software and office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,188 core units, and 2007 acquisition units of 1,541 for the three months ended June 30, 2008; and 35,188 core units, 2007 acquisition units of 1,218, 2008 disposed units of 598 and 2007 disposed units of 1,084 for the three months ended June 30, 2007.

	For the six months ended June 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(d)	Cap Ex	Unit(d)	Improvements	Unit(d)	Improvements	Unit(d)
Core Communities	$13,723	$390	$24,096	$685	$37,819	$1,075	$33,785	$960
2008 Acquisition Communities	-	-	-	-	-	-	-	-
2007 Acquisition Communities	601	390	2,781	1,805	3,382	2,195	282	378
Sub-total	14,324	390	26,877	732	41,201	1,122	34,067	948
2008 Disposed Communities	14	122	-	-	14	122	321	537
2007 Disposed Communities	-	-	-	-	-	-	1,114	1,028
Corporate office expenditures(1)	-	-	-	-	2,189	-	1,712	-
Totals	$14,338	$389	$26,877	$729	$43,404	$1,119	$37,214	$944

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures includes principally computer hardware, software and office furniture, fixtures and leasehold improvements.

(d)
Calculated using the weighted average number of units owned, including 35,188 core units, 2007 acquisition units of 1,541 and 2008 disposed units of 115 for the six months ended June 30, 2008; and 35,188 core units, 2007 acquisition units of 746, 2008 disposed units of 598 and 2007 disposed units of 1,084 for the six months ended June 30, 2007.

Results of Operations (dollars in thousands, except unit and per unit data)

Summary of Core Properties

The Company had 110 apartment communities with 35,188 units which were owned during the three and six months being presented (the "Core Properties").  The Company has acquired/developed an additional six apartment communities with 1,733 units during 2008 and 2007 (the "Acquisition Communities").  During 2008, the Company disposed of seven apartment communities with a total of 598 units, which had partial results for 2008 and full year results for 2007 (the “2008 Disposed Communities”).  During 2007, the Company disposed of five apartment communities with a total of 1,084 units, which had partial results for 2007 (the “2007 Disposed Communities”).  The results of these disposed properties have been classified as discontinued operations and are not included in the table below.

The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three and six months ended June 30, 2008.  In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income for Core Properties is as follows:

	Three Months				Six Months
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Rent	$112,125	$109,412	$2,713	2.5%	$223,134	$217,408	$5,726	2.6%
Utility recovery revenue	4,670	4,522	148	3.3%	11,407	10,266	1,141	11.1%
Rent including recoveries	116,795	113,934	2,861	2.5%	234,541	227,674	6,867	3.0%
Property other income	5,218	4,766	452	9.5%	10,020	9,388	632	6.7%
Total revenue	122,013	118,700	3,313	2.8%	244,561	237,062	7,499	3.2%
Operating and maintenance	(48,460)	(48,161)	(299)	(0.6%)	(101,738)	(99,895)	(1,843)	(1.8%)
Net operating income	$73,553	$70,539	$3,014	4.3%	$142,823	$137,167	$5,656	4.1%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Six Months
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Rent	$118,208	$114,720	$3,488	3.0%	$235,263	$225,406	$9,857	4.4%
Utility recovery revenue	4,761	4,578	183	4.0%	11,568	10,334	1,234	11.9%
Rent including recoveries	122,969	119,298	3,671	3.1%	246,831	235,740	11,091	4.7%
Property other income	5,589	4,983	606	12.2%	10,953	9,640	1,313	13.6%
Total revenue	128,558	124,281	4,277	3.4%	257,784	245,380	12,404	5.1%
Operating and maintenance	(51,717)	(50,486)	(1,231)	(2.4%)	(108,115)	(103,737)	(4,378)	(4.2%)
Net operating income	$76,841	$73,795	$3,046	4.1%	$149,669	$141,643	$8,026	5.7%

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

Comparison of three months ended June 30, 2008 to the same period in 2007

Of the $3,671 increase in rental income including recoveries, $810 is attributable to the Acquired Communities; and $2,861 is from the Core Properties, as the result of an increase of 2.5% in weighted average rental rates (including utility reimbursements) partially offset by a 0.5% decrease in economic occupancy from 94.4% to 93.9%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Included in the Core increase is $148 which represents increased utility recovery charges compared to 2007 attributable to the Company’s water & sewer and heat & electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the second quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $606.  Of this increase, $154 is attributable to the Acquired Communities and a $452 increase in Core Properties resulting from increased emphasis on charging early termination fees and late charges as compared to 2007.

Interest income decreased $63 due to a lower level of invested excess cash on hand.  The 2007 period realized higher income from sale proceeds of the significant fourth quarter 2006 property dispositions and proceeds from exchangeable senior notes awaiting reinvestment into replacement property.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased by $28.  This is primarily due to a $58 increase in post closing consultation fees recognized between periods.  The second quarter of 2008 realized higher fees as a result of the first quarter 2008 property dispositions compared to no property dispositions in the 2007 first quarter.

Of the $1,231 increase in operating and maintenance expenses, $661 is attributable to the Acquired Communities and $271 is attributable to the consolidation of the VIE reflecting an increase in repairs and maintenance that occurred in the 2008 quarter.  The balance, a $299 increase, is attributable to the Core Properties and is primarily due to increases in real estate taxes, water & sewer, and trash removal costs, partially offset by a decrease in repairs & maintenance and lower snow removal expenses.  Real estate taxes were up $626, or 5.9% due to the 2007 period including refunds of $203, which did not recur in 2008.  After removing the effect of refunds, real estate taxes increased $423, or 4.0%.  Water & sewer expense is up $237, or 7.7% from a year ago due to two properties realizing refunds of $223 during the second quarter of 2007 relating to the correction of metering issues that did not recur in 2008.  Trash removal costs were up $142, or 19.0%, driven by higher costs being passed through to the Company by trash haulers.  Repairs & maintenance is down $650, or 8.1%, over the prior year period due primarily to recoveries from insurance claims which were $685 higher in the current period.  Snow removal costs were down $70, or 72.2%.  The second quarter 2007 produced above normal snowfalls compared to below normal snowfalls in 2008.

General and administrative expense increased in 2008 by $667.  General and administrative expenses as a percentage of total revenues were 5.1% for 2008 as compared to 4.6% for 2007.  Stock-based compensation expenses were up $423 in 2008 as compared to 2007.  The recently approved stock plan contains vesting conditions that triggered a $388 increase in director restricted stock compensation recognized in the second quarter of 2008 as compared to the terms in the prior plans.  It is important to note that this is a timing difference only and that the total value of the stock awards was similar between years.  The continued ramp up of the development department staff resulted in a $135 increase over the 2007 level.  The rollout, training and support of the new property management systems accounted for staff and consulting increases of $64 within the information systems department. This is partially offset by $115 lower stock option compensation expense recorded for director grants in 2008 due to the changes in the recently approved stock plan which resulted in the expense for director grants being recognized over a one-year period as compared to the prior plans where the grants were expensed on grant date.  There was also a $29, or 11.2%, reduction in external costs for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense decreased by $1,401 in 2008 primarily as a result of the payoff of approximately $100 million of mortgages on existing properties. In addition, lower interest rates contributed to a $433 decrease in interest expense on line of credit borrowings and capitalized interest was $406 higher due to increased development levels in the second quarter of 2008 as compared to 2007.  This was partially offset by the interest expense on the new debt of the Acquisition Communities.  Also included in interest expense for the current quarter is the benefit from a mortgage premium write off of $4,433 partially offset by prepayment penalties of $3,480 incurred as a result of mortgage pay-offs.

Depreciation and amortization expense increased $1,755 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended June 30, 2008 are the residual operating results, net of minority interest, of the 2008 Disposed Communities.  Included in discontinued operations for the three months ended June 30, 2007 are the operating results, net of minority interest, of the 2008 and 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Comparison of six months ended June 30, 2008 to the same period in 2007

Of the $11,091 increase in rental income including utility recoveries, $4,224 is attributable to the Acquired Communities; and $6,867 is from the Core Properties, as the result of an increase of 3.0% in weighted average rental rates (including utility reimbursements), partially offset by a decrease in economic occupancy from 94.0% to 93.8%.  Included in the Core increase is $1,141 which represents increased utility recovery charges compared to 2007 attributable to the Company’s water & sewer and heat & electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the second quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $1,313.  Of this increase, $681 is attributable to the Acquired Communities and a $632 increase in Core Properties resulting from increased emphasis on charging early termination fees and late charges as compared to 2007.

Interest income decreased $1,150 due to a lower level of invested excess cash on hand.  The 2007 period realized higher interest income from proceeds of the 2006 property dispositions and proceeds from exchangeable senior notes awaiting reinvestment into replacement property.

Other income, which is comprised of management and other real estate service fees recognized by the Company, decreased by $555, primarily due to a $443 reduction in post closing consultation fees recognized between periods.  The first half of 2007 realized higher fees as a result of the significant fourth quarter 2006 property dispositions.

Of the $4,378 increase in operating and maintenance expenses, $2,654 is attributable to the Acquired Communities and $1,843 is attributable to the Core Properties; partially offset by a $119 decrease attributable to the consolidation of the VIE reflecting a one-time property tax adjustment that occurred in 2008.  The Core Properties increase is driven by increases in real estate taxes, property insurance, water & sewer, and trash removal costs, partially offset by decreases in natural gas heating costs, repairs & maintenance and lower snow removal expenses.  Real estate taxes were up $1,500, or 7.1%, reflecting $590 in refunds received in the first half of 2007 from successful tax assessment appeals which did not recur in the 2008 period.  After removing the effect of refunds, real estate taxes increased $910, or 4.3%.  Property insurance had a negative variance of $912, or 19.4%, due to the 2007 period including reserve increases of $119, compared to no reserve adjustments in 2008, making the normal increase before reserve adjustments $1,031, or 21.9%, which primarily reflects increases in the general liability insurance premiums resulting from the decrease in deductible from $250 to $50.  Water & sewer expense is up $323, or 5.1% from a year ago due to two properties realizing refunds of $223 during the second quarter of 2007 relating to the correction of metering issues that did not recur in 2008.  Trash removal costs were up $327, or 22.7%, driven by higher costs being passed through to the Company by trash haulers.  Natural gas heating costs were down $1,281, or 9.9%, from a year ago, due mostly from decreases in natural gas pricing as a direct result of the Company’s natural gas purchasing program.  For the first half of 2008 our natural gas weighted average cost was $8.49 per decatherm compared to $9.27 for the 2007 period, an 8.4% decrease.  Repairs & maintenance is down $206, or 1.6%, over the prior year period due primarily to recoveries from insurance claims which were $685 higher in the current period.  Snow removal costs were down $174, or 22.8%.  The first six months of 2007 produced normal to above normal snowfalls compared to below normal snowfalls in 2008.

General and administrative expense increased in 2008 by $1,369, or 11.9%.  General and administrative expenses as a percentage of total revenues were 5.0% for 2008, compared to 4.5% for 2007.  Stock-based compensation expenses were up $525 in 2008 as compared to 2007.  The recently approved stock plan contains vesting conditions that triggered a $388 increase in director restricted stock compensation recognized in the second quarter of 2008 as compared to the terms in the prior plans.  It is important to note that this is a timing difference only and that the total value of the stock awards was similar between years.  The rollout, training and support of the new property management systems accounted for staff and consulting increases of $352 within the information systems department.  Incentive bonus expense was up $214 in 2008 as compared to 2007, which was driven by the increases in the Company’s operating performance as compared to prior year.  Additionally, the ramp-up of the development department accounted for a $169 increase.  A decrease of $149, or 23.0%, was realized in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense decreased by $200 in 2008 primarily as a result of the payoff of approximately $100 million of mortgages on existing properties as part of a concerted effort to increase the unencumbered property pool. In addition, lower interest rates contributed to a $356 decrease in interest expense on line of credit borrowings and capitalized interest was $863 higher due to increased development levels in 2008 as compared to 2007. This was partially offset by the interest expense on the new debt of the Acquisition Communities.

Depreciation and amortization expense increased $3,859 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the six months ended June 30, 2008 are the residual operating results, net of minority interest, of the 2008 Disposed Communities.  Included in discontinued operations for the six months ended June 30, 2007 are the operating results, net of minority interest, of the 2008 and 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

In addition to presenting FFO in accordance with the NAREIT definition, Management also discloses FFO, as adjusted by the Company, for the six months ended June 30, 2008 which excludes the effects of the losses from early extinguishments of debt associated with the sales of real estate.

The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires the Company to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, Management views the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because the Company extinguished the debt in connection with the consummation of the sale transactions and the Company had no intent to extinguish the debt absent such transactions. Management believes that this supplemental adjustment more appropriately reflects the results of the Company’s operations exclusive of the impact of these sale transactions.

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

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands):

	Three Months		Six Months
	2008	2007	2008	2007
Net income available to common shareholders	$8,906	$8,702	$35,005	$13,780
Real property depreciation and amortization	28,207	28,094	56,158	55,170
Minority interest	3,747	3,065	6,218	4,763
Minority interest – income (loss) from discontinued operations	(4)	487	(381)	889
Loss (gain) on disposition of discontinued operations	1	115	(21,070)	248
FFO – Basic as defined above	40,857	40,463	75,930	74,850
Loss from early extinguishment of debt in connection with sale of real estate	-	-	1,384	-
FFO – Basic as adjusted by the Company	40,857	40,463	77,314	74,850
Convertible preferred dividends (2)	-	-	-	-
FFO – Diluted as adjusted by the Company	$40,857	$40,463	$77,314	$74,850
Weighted average common shares/units outstanding (1):
Basic	44,960.3	46,713.0	45,306.7	46,581.8
Diluted (2)	45,430.2	47,442.4	45,720.8	47,379.3

(1)	Basic includes common stock outstanding and the conversion of all UPREIT Units to common shares. Diluted includes additional common stock equivalents, including convertible preferred stock.

(2)	There was no convertible preferred stock outstanding during the periods presented.

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

Declaration of Dividend

On July 30, 2008, the Board of Directors approved a dividend of $0.66 per share on the Company’s common stock for the quarter ended June 30, 2008.  This is the equivalent of an annual distribution of $2.64 per share.  The dividend is payable August 22, 2008 to shareholders of record on August 13, 2008.

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

Recent Accounting Pronouncements

Refer to footnote 3 of the accompanying consolidated financial statements for discussion of recent accounting pronouncements.

HOME PROPERTIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At June 30, 2008 and December 31, 2007, approximately 94% and 99%, respectively, of the Company’s debt bore interest at fixed rates.  At June 30, 2008 and December 31, 2007, approximately 85% and 89%, respectively, of the Company’s debt was secured and bore interest at fixed rates with a weighted average maturity of approximately 6 years, for both periods, and a weighted average interest rate of approximately 5.74% and 5.76%, respectively.  The remainder of the Company’s secured debt bears interest at variable rates with a weighted average maturity of approximately 14 and 20 years, respectively, and a weighted average interest rate of 3.46% and 4.63%, respectively, at June 30, 2008 and December 31, 2007.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition, development activity or stock repurchase with the intention to refinance at a later date.  The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At June 30, 2008 and December 31, 2007, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $1.93 and $2.02 billion, respectively, compared to its carrying amount of $1.94 billion and $1.99 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at June 30, 2008 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $1.85 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2008, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of June 30, 2008, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1A.               RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes in these risk factors during the six months ended June 30, 2008 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event, the common stock used to pay the exercise price and tax withholding is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2007, the Company had authorization to repurchase 1,362,748 shares of common stock and UPREIT Units under the Company Program.  During the first quarter of 2008, the Company repurchased 1,071,588 shares at a cost of $49,998,040 under the Company Program.  On May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units.  The following table summarizes the total number of shares/units repurchased by the Company during the three months ended June 30, 2008:

			Total	Board
			shares/units	approved	Maximum
			purchased	increase	shares/units
	Total	Average	under	under	available under
	shares/units	price per	Company	Company	the Company
Period	purchased (1)	share/unit	program	program	program
Balance April 1, 2008:					291,160
April, 2008	382	$51.04	-	-	291,160
May, 2008	10,104	50.62	-	2,000,000	2,291,160
June, 2008	561	51.60	-	-	2,291,160
Total Second Quarter 2008	11,047	$50.69	-	2,000,000	2,291,160

(1)
During the three months ended June 30, 2008, the Company repurchased 11,047 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's Dividend Reinvestment and Direct Stock Purchase Plan, which are included in this table.

ITEM 4.                      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 1, 2008.  The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter.

The ten directors proposed by the Company for re-election were elected to one year terms by the following vote:
DIRECTOR NAME	SHARES FOR	SHARES WITHHELD
Josh E. Fidler	28,009,087	298,389
Alan L. Gosule	27,959,520	347,956
Leonard F. Helbig, III	27,858,366	449,110
Roger W. Kober	27,845,757	461,719
Norman P. Leenhouts	27,898,909	408,567
Nelson B. Leenhouts	27,924,664	382,812
Edward J. Pettinella	27,946,311	361,165
Clifford W. Smith, Jr.	27,881,172	426,304
Paul L. Smith	27,852,486	454,990
Amy L. Tait	27,659,145	648,331

The stockholders approved the 2008 Stock Benefit Plan.

Shares Voted For:	19,028,374
Shares Voted Against:	6,045,657
Shares Abstaining:	87,829

The stockholders approved one amendment to the Company's Deferred Bonus Plan.

Shares Voted For:	24,322,574
Shares Voted Against:	745,099
Shares Abstaining:	94,187

The stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for 2008.

Shares Voted For:	28,099,672
Shares Voted Against:	174,952
Shares Abstaining:	32,853

ITEM 6.                      EXHIBITS

Exhibit 4.1	Amendment Number One to Home Properties, Inc. Deferred Bonus Plan*
Exhibit 10.1	Amendment No. Ninety-Six to the Second Amended and Restated Agreement of Limited Partnership of Home Properties, L.P.*
Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	August 8, 2008

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	August 8, 2008

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer