Form 10-Q
period 2008-09-30
HOME PROPERTIES INC
filed 2008-11-07
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 OR
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
Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 31, 2008
$.01 par value	32,282,164

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Real estate:
Land	$507,022	$510,120
Construction in progress	88,058	54,069
Buildings, improvements and equipment	3,167,383	3,115,966
	3,762,463	3,680,155
Less: accumulated depreciation	(619,010)	(543,917)
Real estate, net	3,143,453	3,136,238

Cash and cash equivalents	5,414	6,109
Cash in escrows	27,883	31,005
Accounts receivable, net	11,457	11,109
Prepaid expenses	17,516	15,560
Deferred charges	11,393	12,371
Other assets	7,115	4,031
Total assets	$3,224,231	$3,216,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$1,975,000	$1,986,789
Exchangeable senior notes	200,000	200,000
Line of credit	68,500	2,500
Accounts payable	23,231	18,616
Accrued interest payable	12,968	10,984
Accrued expenses and other liabilities	30,204	27,586
Security deposits	22,354	22,826
Total liabilities	2,332,257	2,269,301
Commitments and contingencies
Minority interest	259,057	279,061
Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 32,219,131 and 32,600,614 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	322	326
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	839,546	853,358
Distributions in excess of accumulated earnings	(206,951)	(185,623)
Total stockholders' equity	632,917	668,061
Total liabilities and stockholders' equity	$3,224,231	$3,216,423

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Revenues:
Rental income	$119,030	$115,170
Property other income	9,394	7,927
Interest income	20	396
Other income	30	229
Total revenues	128,474	123,722
Expenses:
Operating and maintenance	53,006	49,792
General and administrative	5,948	6,159
Interest	29,944	29,200
Depreciation and amortization	29,287	27,385
Total expenses	118,185	112,536
Income from operations	10,289	11,186
Minority interest in operating partnerships	(3,002)	(3,183)
Income from continuing operations	7,287	8,003
Discontinued operations:
Income from operations, net of $6 and $245 in 2008 and 2007, respectively, allocated to minority interest	14	617
Gain on disposition of property, net of $7,953 in 2007, allocated to minority interest	-	19,995
Discontinued operations	14	20,612
Net income available to common shareholders	$7,301	$28,615

Basic earnings per share data:
Income from continuing operations	$0.23	$0.24
Discontinued operations	-	0.62
Net income available to common shareholders	$0.23	$0.86

Diluted earnings per share data:
Income from continuing operations	$0.23	$0.23
Discontinued operations	-	0.61
Net income available to common shareholders	$0.23	$0.84

Weighted average number of shares outstanding:
Basic	31,884,119	33,382,424
Diluted	32,395,032	33,973,070

Dividends declared per share	$0.66	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	2008	2007
Revenues:
Rental income	$354,293	$340,576
Property other income	31,915	27,901
Interest income	160	1,686
Other income	308	1,062
Total revenues	386,676	371,225
Expenses:
Operating and maintenance	161,121	153,529
General and administrative	18,788	17,630
Interest	88,858	88,314
Depreciation and amortization	86,552	80,791
Total expenses	355,319	340,264
Income from operations	31,357	30,961
Minority interest in operating partnerships	(9,220)	(7,946)
Income from continuing operations	22,137	23,015
Discontinued operations:
Income (loss) from operations, net of ($375) and $1,134 in 2008 and 2007, respectively, allocated to minority interest	(901)	2,825
Gain on disposition of property, net of $8,778 and $7,853 in 2008 and 2007, respectively, allocated to minority interest	21,070	19,747
Discontinued operations	20,169	22,572
Net income	42,306	45,587
Preferred dividends	-	(1,290)
Preferred stock issuance costs write-off	-	(1,902)
Net income available to common shareholders	$42,306	$42,395

Basic earnings per share data:
Income from continuing operations	$0.70	$0.60
Discontinued operations	0.63	0.68
Net income available to common shareholders	$1.33	$1.28

Diluted earnings per share data:
Income from continuing operations	$0.69	$0.58
Discontinued operations	0.62	0.67
Net income available to common shareholders	$1.31	$1.25

Weighted average number of shares outstanding:
Basic	31,914,710	33,222,472
Diluted	32,357,364	33,951,770

Dividends declared per share	$1.98	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Earnings	Totals
Balance, December 31, 2007	32,600,614	$326	$853,358	$(185,623)	$668,061
Net income	-	-	-	42,306	42,306
Issuance of common stock, net	327,348	3	13,934	-	13,937
Repurchase of common stock	(1,146,522)	(11)	(53,195)	-	(53,206)
Conversion of UPREIT Units for stock	437,691	4	22,855	-	22,859
Adjustment of minority interest	-	-	2,594	-	2,594
Dividends paid ($1.98 per share)	-	-	-	(63,634)	(63,634)
Balance, September 30, 2008	32,219,131	$322	$839,546	$(206,951)	$632,917

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED, IN THOUSANDS)

	2008	2007
Cash flows from operating activities:
Net income	$42,306	$45,587
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to minority interest	17,623	16,933
Depreciation and amortization	84,552	84,010
Gain on disposition of property and business	(29,848)	(27,600)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	4,491	4,490
Changes in assets and liabilities:
Cash held in escrows	2,239	1,804
Other assets	(6,073)	(1,358)
Accounts payable and accrued liabilities	6,907	(3,335)
Total adjustments	79,891	74,944
Net cash provided by operating activities	122,197	120,531
Cash flows from investing activities:
Purchase of properties and other assets, net	(15,951)	(144,163)
Additions to properties	(94,458)	(68,255)
Proceeds from sale of properties	63,044	88,605
Withdrawals from funds held in escrow, net	924	41,777
Net cash used in investing activities	(46,441)	(82,036)
Cash flows from financing activities:
Proceeds from sale of common stock, net	9,446	7,326
Repurchase of Series F preferred stock	-	(60,000)
Repurchase of common stock	(53,206)	(23,333)
Proceeds from mortgage notes payable	101,479	126,515
Payments of mortgage notes payable	(108,818)	(91,131)
Proceeds from line of credit	312,000	186,500
Payments on line of credit	(246,000)	(186,500)
Payments of deferred loan costs	(1,377)	(1,052)
Withdrawals from (additions to) cash escrows, net	(40)	352
Dividends and distributions paid	(89,935)	(92,231)
Net cash used in financing activities	(76,451)	(133,554)
Net decrease in cash and cash equivalents	(695)	(95,059)
Cash and cash equivalents:
Beginning of year	6,109	118,212
End of period	$5,414	$23,153
Supplemental disclosure of non-cash operating, investing and financing activities:
Mortgage loans assumed associated with property acquisitions	$-	$3,742
Issuance of UPREIT Units associated with property and other acquisitions	-	27,475
Increase in real estate associated with the purchase of UPREIT Units	14,126	13,611
Exchange of UPREIT Units for common shares	8,733	9,549
Additions to properties included in accounts payable	5,454	3,373
Fair value of hedge instruments	-	(206)
Preferred stock issuance costs write-off	-	1,902
Mortgage note premium write-off	4,451	792

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

Organization

The Company was formed in November 1993 as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of September 30, 2008, the Company operated 118 apartment communities with 38,095 apartments.  Of this total, the Company owned 116 communities, consisting of 36,945 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 71.3% of the limited partnership units in the Operating Partnership ("UPREIT Units") at September 30, 2008 (70.8% at December 31, 2007).  The remaining 28.7% is reflected as Minority Interest in these consolidated financial statements at September 30, 2008 (29.2% at December 31, 2007).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests in a subsidiary and the deconsolidation of a subsidiary.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”), that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 requires that the initial debt proceeds from the sale of the Company’s $200 million of 4.125% exchangeable senior notes due 2026 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense and will increase in subsequent reporting periods, as the debt accretes to its par value through November 1, 2011.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.  Based on the Company’s initial assessment of the application of FSP APB 14-1, the additional non-cash interest expense, including the impact of additional capitalized interest of $30 to $150 per year, and excluding the impact of minority interest and repurchases subsequent to September 30, 2008 (as described in Note 14) is as follows:

For the year ended December 31:
2006	$500
2007	2,800
2008	2,900
2009	3,100
2010	3,300
2011	2,900

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the calculation of basic EPS.  This statement is effective for the Company beginning January 1, 2009.  The Company has evaluated the impact and believes that the adoption of FSP EITF 03-6-1 will not have a material effect on its financial position and results of operations.

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

The reconciliation of the basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Income from continuing operations	$7,287	$8,003	$22,137	$23,015
Less: Preferred dividends	-	-	-	(1,290)
Less: Preferred stock issuance costs write-off	-	-	-	(1,902)
Basic and Diluted – Income from continuing operations
applicable to common shareholders	7,287	8,003	22,137	19,823
Discontinued operations	14	20,612	20,169	22,572
Net income available to common shareholders	$7,301	$28,615	$42,306	$42,395

Basic weighted average number of shares outstanding	31,884,119	33,382,424	31,914,710	33,222,472
Effect of dilutive stock options	442,781	462,631	398,204	579,219
Effect of restricted stock	68,132	128,015	44,450	150,079
Diluted weighted average number of shares outstanding	32,395,032	33,973,070	32,357,364	33,951,770

Basic earnings per share data:
Income from continuing operations	$0.23	$0.24	$0.70	$0.60
Discontinued operations	-	0.62	0.63	0.68
Net income available to common shareholders	$0.23	$0.86	$1.33	$1.28

Diluted earnings per share data:
Income from continuing operations	$0.23	$0.23	$0.69	$0.58
Discontinued operations	-	0.61	0.62	0.67
Net income available to common shareholders	$0.23	$0.84	$1.31	$1.25

Unexercised stock options to purchase 1,016,901 and 1,047,492 shares of the Company’s common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the three months ended September 30, 2008 and 2007; and 1,464,291 and 543,482 for the nine months ended September 30, 2008 and 2007, respectively.   In conjunction with the issuance of the Exchangeable Senior Notes, there are 490,880 potential shares issuable under certain circumstances, of which all were anti-dilutive as of September 30, 2008 and 2007.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 13).  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the consolidated balance sheet as of September 30, 2008 includes total assets of $17,991, total liabilities of $17,560, and minority interest of $431.  Of the $17,560 in total liabilities, $16,334 represents non-recourse mortgage debt.

6.	Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $1,483 and $930 for the three months ended September 30, 2008 and 2007; and $3,845 and $2,429 for the nine months ended September 30, 2008 and 2007, respectively.

7.	Line of Credit

As of September 30, 2008, the Company had an unsecured line of credit agreement with M&T Bank for $140,000 which expires September 1, 2009.  The Company’s outstanding balance as of September 30, 2008, was $68,500.  The Company had no occurrences of default as of September 30, 2008.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate.  The one-month LIBOR rate was 3.93% at September 30, 2008.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

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

The revenues and net operating income for each of the reportable segments are summarized for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Revenues
Apartments owned
Core properties	$121,856	$117,872	$366,417	$354,933
Non-core properties	6,568	5,225	19,791	13,544
Reconciling items	50	625	468	2,748
Total revenues	$128,474	$123,722	$386,676	$371,225
Net operating income
Apartments owned
Core properties	$72,262	$70,460	$215,085	$207,630
Non-core properties	3,156	2,845	10,002	7,318
Reconciling items	50	625	468	2,748
Net operating income, including reconciling items	75,468	73,930	225,555	217,696
General and administrative expenses	(5,948)	(6,159)	(18,788)	(17,630)
Interest expense	(29,944)	(29,200)	(88,858)	(88,314)
Depreciation and amortization	(29,287)	(27,385)	(86,552)	(80,791)
Minority interest in operating partnership	(3,002)	(3,183)	(9,220)	(7,946)

Income from continuing operations	$7,287	$8,003	$22,137	$23,015

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.	Segment Reporting (continued)

The assets for each of the reportable segments are summarized as follows as of September 30, 2008 and December 31, 2007:

Assets	2008	2007
Apartments owned
Core properties	$2,838,817	$2,839,669
Non-core properties	304,636	296,569
Reconciling items	80,778	80,185
Total assets	$3,224,231	$3,216,423

10.	Derivative Financial Instruments

The Company enters into financial derivative instruments only for the purpose of minimizing risk and, thereby protecting income.  Derivative instruments utilized as part of the Company's risk management strategy may include interest rate swaps and caps.  All derivatives are recognized on the balance sheet at fair value.  The Company does not employ leveraged derivative instruments, nor does it enter into derivative instruments for trading or speculative purposes.

On May 29, 2007, four interest rate swaps were terminated and the Company received a termination fee of $27.  The accumulated other comprehensive income of $84 was reclassified into earnings.  The related variable rate debt was repaid on June 13, 2007.  For the entire term of these interest rate swap agreements, as the critical terms of the interest rate swaps and the hedged items were the same, no ineffectiveness was recorded in the consolidated statements of operations.  All components of the interest rate swaps were included in the assessment of hedge effectiveness.

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

Included in discontinued operations for the three and nine months ended September 30, 2008 are the operating results, net of minority interest, of seven apartment communities sold in three separate transactions during the nine months ended September 30, 2008 (the “2008 Disposed Communities”).  Included in discontinued operations for the three and nine months ended September 30, 2007 are the operating results, net of minority interest, of five apartment communities sold in five separate transactions during the year ended December 31, 2007 (“2007 Disposed Communities”) and the 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12.	Disposition of Property and Discontinued Operations (continued)

The operating results of discontinued operations are summarized for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Revenues:
Rental income	$10	$3,634	$765	$13,938
Property other income	10	132	39	784
Total revenues	20	3,766	804	14,722
Expenses:
Operating and maintenance	-	1,721	531	6,293
Interest expense, including prepayment penalties	-	474	1,443	1,205
Depreciation and amortization	-	709	106	3,265
Total expenses	-	2,904	2,080	10,763
Income (loss) from discontinued operations before minority interest	20	862	(1,276)	3,959
Minority interest in operating partnerships	(6)	(245)	375	(1,134)
Income (loss) from discontinued operations	$14	$617	$(901)	$2,825

13.	Commitments and Contingencies

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

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (48% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 7.25 years.

Guarantees

As of September 30, 2008, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners for a remaining period of 6.25 years totaling approximately $3,000.  As of September 30, 2008, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.	Subsequent Events

On October 15, 2008, the Company sold Village Square Apartments, with a total of 128 units, in Philadelphia, Pennsylvania for $13,093.  A gain on sale of approximately $6,800 (before the allocation of minority  interest)  will be recorded in the fourth quarter related to this sale.

On October 29, 2008, the Company acquired Saddle Brooke Apartments, a 468-unit apartment community located in Cockeysville, Maryland for $51,549, including closing costs.  Consideration for the purchase included the assumption of two existing mortgages.  The first mortgage totaled $28,687 at a fixed interest rate of 4.87% maturing on November 1, 2013 (fair market value of $27,501).  The second mortgage totaled $3,303 at a fixed rate of 6.12% maturing on November 1, 2013 (fair market value of $3,279).  The balance of the purchase price was funded with the line of credit.

On October 30, 2008, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended September 30, 2008.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable November 25, 2008 to shareholders of record on November 14, 2008.

During October and November 2008, the Company repurchased and retired $55,000 face value of its exchangeable senior notes for $41,610, in several privately-placed transactions.  A gain on debt extinguishment of approximately $12,700 will be recorded in the fourth quarter.

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

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition and development of additional properties, stock repurchases, debt repurchases, and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.  Management anticipates the acquisition of communities of approximately $102 million in 2008, $52 million of which were closed through October 31, 2008, although there can be no assurance that additional acquisitions will actually occur.

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to make distributions to its stockholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

As of September 30, 2008, the Company had an unsecured line of credit agreement with M&T Bank for $140 million which expires September 1, 2009.  During the second quarter of 2008, the Company executed a one-year extension to the credit agreement under the same terms and conditions as the agreement which was set to expire on September 1, 2008.  The Company’s outstanding balance as of September 30, 2008, was $68.5 million.  The Company had no occurrences of default as of September 30, 2008.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate.  The one-month LIBOR rate was 3.93% at September 30, 2008.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  As of September 30, 2008, the Company owned 33 properties with 8,041 apartment units which were unencumbered by debt.

During the nine months ended September 30, 2008, the Company repaid debt on ten mortgages in the amount of $74.3 million which bore an average interest rate of 7.30%.  These properties were added to the unencumbered pool.  In addition, the Company paid off a $4.0 million mortgage which bore interest at 1.65% over the one-month LIBOR rate and replaced it with an $11.5 million mortgage at a fixed interest rate of 4.96%.  The Company entered into a new mortgage for a previously unencumbered property for $31.7 million with an interest rate that adjusts monthly at 1.99% over the 30 day Freddie Mac Reference Bill and matures July 31, 2015.  The Company placed second mortgages on seven properties.  Of the seven second mortgages, one was in the amount of $17.1 million with an interest rate of 6.46% and a maturity date of May 1, 2013 and the remaining six were for a total of $41.3 million at an interest rate of 5.55% with maturity dates of May 1, 2010.

During the first quarter of 2008, the Company closed on three separate sale transactions, with a total of 598 units, for $64.5 million.  A gain on sale of approximately $30 million, before the allocation of minority interest, was recorded in the first quarter related to these sales.  The weighted average first year capitalization rate projected on these dispositions was 6.25%.

Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $115 million in 2008, $78 million of which were closed during the first ten months of 2008, although there can be no assurance that additional dispositions will actually occur.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  During 2007, the Company issued $36.3 million in 634,863 UPREIT Units as partial consideration for three acquired properties.  There were no UPREIT Units issued by the Company during the first nine months of 2008.

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

Management monitors the relationship between the Company's stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during the nine months ended September 30, 2008 or the year ended December 31, 2007.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%, which generated net proceeds of $195.8 million.  The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of the Series F Preferred Shares and property acquisitions.  The exchange terms and conditions are more fully described under Contractual Obligations and Other Commitments, below.  During October and November 2008, the Company repurchased and retired $55 million face value of its exchangeable senior notes for $41.6 million, in several privately-placed transactions.  A gain on debt extinguishment of approximately $12.7 million will be recorded in the fourth quarter.

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

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  During the nine months ended September 30, 2008, the Company repurchased 1,071,588 of its common shares for $50 million, or a weighted average price of $46.66 per share.  On May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units.  At September 30, 2008, the Company had authorization to repurchase an additional 2,291,160 shares.  The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.

As of September 30, 2008, the weighted average rate of interest on the Company’s total indebtedness of $2.2 billion was 5.53% with staggered maturities averaging approximately six years.  Approximately 94% of total indebtedness was at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The Company’s cash provided by operating activities was $122 million during the nine months ended September 30, 2008 as compared to $121 million for the same period in 2007.  The change is primarily due to timing differences in cash disbursements between periods.

Cash used in investing activities was $46 million during the nine months ended September 30, 2008 compared to $82 million for the same period in 2007.  Cash outflows for property development and capital improvements were $94 million during the nine months ended September 30, 2008 as compared to $68 million for the same period in 2007.  The higher outflow in 2008 reflects the increased development activity as well as increased rehabilitation of core and non-core communities between periods.  Cash outflows for the purchase of properties were $16 million for the nine months ended September 30, 2008 as compared to $144 million for the same period in 2007.  The lower outflows during 2008 are due to the 2007 period including the redeployment of proceeds from significant 2006 dispositions and the proceeds from the exchangeable senior notes, both of which did not recur during 2008.  In addition, the acquisition environment has not produced that same level of accretive acquisition opportunities in 2008 as there were in 2007.  Withdrawals from funds held in escrow were $1 million during the nine months ended September 30, 2008 as compared to $42 million for the same period in 2007.   The 2007 activity represented the use of proceeds from significant 2006 dispositions which did not recur during 2008.

Net cash used in financing activities totaled $76 million for the nine months ended September 30, 2008, primarily as a result of net borrowing under our line of credit of $66 million and proceeds from stock option exercises of $9 million, more than offset by distributions paid to shareholders and OP Unitholders of $90 million, common stock repurchases of $53 million and net payments of mortgage notes of $7 million.  Net cash used in financing activities totaled $134 million for the nine months ended September 30, 2007, primarily as a result of net proceeds of mortgage notes of $35 million and proceeds from stock option exercises of $7 million, more than offset by distributions paid to shareholders and OP Unitholders of $92 million, preferred stock repurchases of $60 million and common stock repurchases of $23 million.  The overall significant decrease in cash used in financing between periods is primarily due to the 2007 repurchase of preferred stock of $60 million, which did not recur in the 2008 period.

Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership.  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the consolidated balance sheet of including this VIE as of September 30, 2008 includes total assets of $18.0 million, total liabilities of $17.6 million and minority interest of $0.4 million.  Of the $17.6 million in total liabilities, $16.3 million represents non-recourse mortgage debt.  The VIE is included in the Consolidated Statement of Operations for the nine months ended September 30, 2008 and 2007.

The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners for a remaining period of 6.25 years totaling approximately $3 million.  Such guarantee requires the Company to operate the property in compliance with Internal Revenue Code Section 42 for 15 years.  The Company believes the property’s operations conform to the applicable requirements as set forth above.  In addition, acting as the general partner in this partnership, the Company is obligated to advance funds to meet partnership operating deficits.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company’s line of credit matures in September 2009 and had $68.5 million outstanding at September 30, 2008.  The $2.0 billion in mortgage notes payable have varying maturities ranging from 1 to 26 years.  The weighted average interest rate of the Company's secured fixed rate notes was 5.74% at September 30, 2008.  The weighted average interest rate of the Company's variable rate notes and credit facility was 4.58% at September 30, 2008.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the indenture of $0.64 per share.  The adjusted exchange price at September 30, 2008 was $73.17 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.  During October and November 2008, the Company repurchased and retired $55 million face value of its exchangeable senior notes for $41.6 million, in several privately-placed transactions.  A gain on debt extinguishment of approximately $12.7 million will be recorded in the fourth quarter.

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

The Company’s policy is to capitalize costs related to the acquisition, development, rehabilitation, construction and improvement of properties.  Capital improvements are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred.  Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn.  Recurring capital improvements typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, new roofs, site improvements and various exterior building improvements.  Non-recurring, revenue generating capital improvements include, among other items:  community centers, new windows, and kitchen/bath apartment upgrades.  Revenue generating capital improvements will directly result in increased rental earnings or expense savings.  The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The Company estimates that on an annual basis $780 and $760 per unit is spent on recurring capital expenditures in 2008 and 2007, respectively.  During the three months ended September 30, 2008 and 2007, approximately $195 and $190 per unit, respectively, was estimated to be spent on recurring capital expenditures.  For the nine months ended September 30, 2008 and 2007, approximately $585 per unit and $570 per unit, respectively, was estimated to be spent on recurring capital expenditures. The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2008 and 2007 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and nine months ended September 30, 2008 as follows:

	For the three months ended September 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$547	$15	$547	$15	$306	$8
Major building improvements	1,093	30	3,193	87	4,286	117	4,440	122
Roof replacements	303	8	782	21	1,085	29	752	21
Site improvements	395	11	3,105	84	3,500	95	2,954	81
Apartment upgrades	760	21	10,508	286	11,268	307	6,001	165
Appliances	1,315	35	500	14	1,815	49	1,103	30
Carpeting/flooring	2,259	62	1,573	43	3,832	105	3,344	92
HVAC/mechanicals	634	17	2,315	63	2,949	80	3,470	95
Miscellaneous	404	11	102	3	506	14	506	14
Totals	$7,163	$195	$22,625	$616	$29,788	$811	$22,876	$628

(a)
Calculated using the weighted average number of units owned, including 35,188 core units, and 2007 non-core units of 1,541 for the three months ended September 30, 2008; and 35,188 core units and 2007 non-core units of 1,229 for the three months ended September 30, 2007.

	For the nine months ended September 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
New buildings	$-	$-	$1,773	$48	$1,773	$48	$1,418	$39
Major building improvements	3,278	89	8,324	227	11,602	316	12,126	336
Roof replacements	909	25	2,501	68	3,410	93	2,427	67
Site improvements	1,185	32	5,041	137	6,226	169	5,722	158
Apartment upgrades	2,452	67	21,723	591	24,175	658	14,001	387
Appliances	3,774	102	504	14	4,278	116	2,783	77
Carpeting/flooring	6,777	185	2,266	62	9,043	247	8,123	225
HVAC/mechanicals	1,901	52	6,461	176	8,362	228	8,109	225
Miscellaneous	1,212	33	906	25	2,118	58	2,234	62
Totals	$21,488	$585	$49,499	$1,348	$70,987	$1,933	$56,943	$1,576

(b)
Calculated using the weighted average number of units owned, including 35,188 core units, and 2007 non-core units of 1,541 for the nine months ended September 30, 2008; and 35,188 core units and 2007 non-core units of 916 for the nine months ended September 30, 2007.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended September 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$6,863	$195	$19,545	$555	$26,408	$750	$21,974	$624
2007 Acquisition Communities	300	195	3,080	1,999	3,380	2,193	902	734
Sub-total	7,163	195	22,625	616	29,788	811	22,876	628
2008 Disposed Communities	-	-	-	-	-	-	251	420
2007 Disposed Communities	-	-	-	-	-	-	565	1,098
Corporate office expenditures(1)	-	-	-	-	738	-	703	-
Totals	$7,163	$195	$22,625	$616	$30,526	$811	$24,395	$632

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures includes principally computer hardware, software and office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,188 core units, and 2007 acquisition units of 1,541 for the three months ended September 30, 2008; and 35,188 core units, 2007 acquisition units of 1,229, 2008 disposed units of 598 and 2007 disposed units of 515 for the three months ended September 30, 2007.

	For the nine months ended September 30,
	2008						2007
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(d)	Cap Ex	Unit(d)	Improvements	Unit(d)	Improvements	Unit(d)
Core Communities	$20,587	$585	$43,638	$1,240	$64,225	$1,825	$55,758	$1,585
2007 Acquisition Communities	901	585	5,861	3,803	6,762	4,388	1,185	1,294
Sub-total	21,488	585	49,499	1,348	70,987	1,933	56,943	1,576
2008 Disposed Communities	14	184	-	-	14	184	575	962
2007 Disposed Communities	-	-	-	-	-	-	1,679	1,882
Corporate office expenditures(1)	-	-	-	-	2,927	-	2,414	-
Totals	$21,502	$584	$49,499	$1,345	$73,928	$1,929	$61,611	$1,565

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures includes principally computer hardware, software and office furniture, fixtures and leasehold improvements.

(d)
Calculated using the weighted average number of units owned, including 35,188 core units, 2007 acquisition units of 1,541 and 2008 disposed units of 76 for the nine months ended September 30, 2008; and 35,188 core units, 2007 acquisition units of 916, 2008 disposed units of 598 and 2007 disposed units of 892 for the nine months ended September 30, 2007.

Results of Operations (dollars in thousands, except unit and per unit data)

Summary of Core Properties

The Company had 110 apartment communities with 35,188 units which were owned during the three and nine months being presented (the "Core Properties").  The Company has acquired/developed an additional six apartment communities with 1,757 units during 2008 and 2007 (the "Acquisition Communities").  During 2008, the Company disposed of seven apartment communities with a total of 598 units, which had partial results for 2008 and full year results for 2007 (the “2008 Disposed Communities”).  During 2007, the Company disposed of five apartment communities with a total of 1,084 units, which had partial results for 2007 (the “2007 Disposed Communities”).  The results of these disposed properties have been classified as discontinued operations and are not included in the table below.

The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three and nine months ended September 30, 2008.  In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income for Core Properties is as follows:

	Three Months				Nine Months
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Rent	$112,953	$110,231	$2,722	2.5%	$336,087	$327,640	$8,447	2.6%
Utility recovery revenue	3,460	2,805	655	23.4%	14,867	13,071	1,796	13.7%
Rent including recoveries	116,413	113,036	3,377	3.0%	350,954	340,711	10,243	3.0%
Property other income	5,443	4,836	607	12.6%	15,463	14,222	1,241	8.7%
Total revenue	121,856	117,872	3,984	3.4%	366,417	354,933	11,484	3.2%
Operating and maintenance	(49,594)	(47,412)	(2,182)	(4.6%)	(151,332)	(147,303)	(4,029)	(2.7%)
Net operating income	$72,262	$70,460	$1,802	2.6%	$215,085	$207,630	$7,455	3.6%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Nine Months
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Rent	$119,030	$115,170	$3,860	3.4%	$354,293	$340,576	$13,717	4.0%
Utility recovery revenue	3,568	2,866	702	24.5%	15,136	13,200	1,936	14.7%
Rent including recoveries	122,598	118,036	4,562	3.9%	369,429	353,776	15,653	4.4%
Property other income	5,826	5,061	765	15.1%	16,779	14,701	2,078	14.1%
Total revenue	128,424	123,097	5,327	4.3%	386,208	368,477	17,731	4.8%
Operating and maintenance	(53,006)	(49,792)	(3,214)	(6.5%)	(161,121)	(153,529)	(7,592)	(4.9%)
Net operating income	$75,418	$73,305	$2,113	2.9%	$225,087	$214,948	$10,139	4.7%

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

Comparison of three months ended September 30, 2008 to the same period in 2007

Of the $4,562 increase in rental income including recoveries, $1,185 is attributable to the Acquired Communities; and $3,377 is from the Core Properties, as the result of an increase of 3.3% in weighted average rental rates (including utility reimbursements) partially offset by a 0.3% decrease in economic occupancy from 94.0% to 93.7%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  Included in the Core increase is $655 which represents increased utility recovery charges compared to 2007 attributable to the Company’s water & sewer and heat & electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the third quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $765.  Of this increase, $158 is attributable to the Acquired Communities and a $607 increase in Core Properties resulting from increased emphasis on charging early termination fees and late charges as compared to 2007.

Interest income decreased $376 due to a lower level of invested excess cash on hand.  The 2007 period realized higher income from sale proceeds of the third quarter 2007 property dispositions awaiting reinvestment into replacement and development property.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, decreased by $199.  This is primarily due to a $171 decrease in post closing consultation fees recognized between periods.  The 2007 period realized higher fees as a result of the third quarter 2007 property dispositions compared to no property dispositions in the 2008 second or third quarter.

Of the $3,214 increase in operating and maintenance expenses, $481 is attributable to the Acquired Communities and $551 is attributable to the consolidation of the VIE reflecting an increase in repairs & maintenance that occurred in the 2008 quarter.  The balance, a $2,182 increase, is attributable to the Core Properties and is primarily due to increases in repairs & maintenance, legal & professional, and trash removal costs, partially offset by a decrease in property insurance expense.  Repairs & maintenance expenses were up $1,862, or 26.6%, primarily due to the 2007 period including recoveries from insurance claims of $1,272, which did not recur in the 2008 quarter.  The remaining $590 increase is primarily the result of repairs being up $180 and painting $337 due to the timing of projects between periods.  Legal & professional expenses were up $226, or 76.9% from a year ago due to legal expenses of $62 for work related to lowering real estate taxes and a $200 specific reserve for pending litigation.  Trash removal costs were up $103, or 13.4%, driven by higher costs being passed through to the Company by trash haulers.  Property insurance is down $238, or 7.6%, over the prior year period due primarily to the 2007 period including a $770 higher reserve adjustment.

General and administrative expense decreased in 2008 by $211.  If not for $520 in uncompleted transaction costs expensed in 2007, the general and administrative costs would have shown an increase of $309, or 5.5%.  General and administrative expenses as a percentage of total revenues were 4.6% for 2008 as compared to 4.8% for 2007.  Stock-based compensation expenses were up $345 in 2008 as compared to 2007, due in part to the change in estimated forfeitures from the 2003 grant year which added $195 more expense in the current period.  There was also a $61, or 16.6%, reduction in external costs for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense increased by $744 in 2008 primarily as a result of new mortgage debt on existing properties. In addition, $422 was due to higher borrowing levels on the line of credit in 2008 offset by higher capitalized interest of $553 due to increased development levels in the third quarter of 2008 as compared to 2007.

Depreciation and amortization expense increased $1,902 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended September 30, 2008 are the residual operating results, net of minority interest, of the 2008 Disposed Communities.  Included in discontinued operations for the three months ended September 30, 2007 are the operating results, net of minority interest, of the 2008 and 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Comparison of nine months ended September 30, 2008 to the same period in 2007

Of the $15,653 increase in rental income including utility recoveries, $5,410 is attributable to the Acquired Communities; and $10,243 is from the Core Properties, as the result of an increase of 3.2% in weighted average rental rates (including utility reimbursements), partially offset by a decrease in economic occupancy from 94.0% to 93.8%.  Included in the Core increase is $1,796 which represents increased utility recovery charges compared to 2007 attributable to the Company’s water & sewer and heat & electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the third quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport charges, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $2,078.  Of this increase, $837 is attributable to the Acquired Communities and a $1,241 increase in Core Properties resulting from increased emphasis on charging early termination fees and late charges as compared to 2007.

Interest income decreased $1,526 due to a lower level of invested excess cash on hand.  The 2007 period realized higher interest income from proceeds of the fourth quarter 2006 and third quarter 2007 property dispositions and proceeds from exchangeable senior notes awaiting reinvestment into replacement and development property.

Other income, which is comprised of management and other real estate service fees recognized by the Company, decreased by $754, primarily due to a $614 reduction in post closing consultation fees recognized between periods.  The first half of 2007 realized higher fees as a result of the significant fourth quarter 2006 property dispositions.

Of the $7,592 increase in operating and maintenance expenses, $3,130 is attributable to the Acquired Communities and $433 is attributable to the consolidation of the VIE reflecting an increase in repairs & maintenance that occurred in 2008.  The balance, a $4,029 increase, is attributable to the Core Properties and is driven by increases in repairs & maintenance, legal & professional, real estate taxes and trash removal costs, partially offset by decreases in natural gas heating costs and lower snow removal expenses.  Repairs & maintenance expenses were up $1,656, or 8.2%, primarily due to the 2007 period including $586 more in recoveries from insurance claims.  Without the impacts of these insurance recoveries, repairs & maintenance expenses would have increased $1,070, or 5.1%.  Legal & professional had a negative variance of $222, or 21.8%, due to legal expenses of $62 for work related to lowering real estate taxes and a $200 specific reserve for pending litigation.  Real estate taxes were up $1,657, or 5.1%, reflecting $496 in refunds received during 2007 from successful tax assessment appeals compared to 2008 refunds which netted to $249.  After removing the effect of refunds, real estate taxes increased $1,410, or 4.3%.  Trash removal costs were up $429, or 19.4%, driven by higher costs being passed through to the Company by trash haulers.  Natural gas heating costs were down $1,220, or 8.3%, from a year ago, due mostly from decreases in natural gas pricing as a direct result of the Company’s natural gas purchasing program.  For the first nine months of 2008, our natural gas weighted average cost was $8.37 per decatherm compared to $8.90 for the 2007 period, a 6.0% decrease.  Snow removal costs were down $178, or 23.2%.  The first six months of 2007 produced normal to above normal snowfalls compared to below normal snowfalls in 2008.

General and administrative expense increased in 2008 by $1,158, or 6.6%.  General and administrative expenses as a percentage of total revenues were 4.8% for 2008, compared to 4.6% for 2007.  Stock-based compensation expenses were up $878 in 2008 as compared to 2007.  The recently approved stock plan contained vesting conditions that triggered a $388 increase in director restricted stock compensation recognized in the second quarter of 2008 as compared to the terms in the prior plans.  It is important to note that this is a timing difference only and that the total value of the stock awards was similar between years.  Also, the change in estimated forfeitures from the 2003 grant year added $195 more expense in the current period.  The rollout, training and support of the new property management systems accounted for staff and consulting increases of $382 within the information systems department.  Additionally, the ramp-up of the development department accounted for a $219 increase.  A decrease of $212, or 20.8%, was realized in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense increased by $544 in 2008 primarily due to interest expense on new debt of the Acquisition Communities and additional borrowings on Core Properties, partially offset by capitalized interest, which was $1,415 higher due to increased development levels in 2008 as compared to 2007.

Depreciation and amortization expense increased $5,761 due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the nine months ended September 30, 2008 are the residual operating results, net of minority interest, of the 2008 Disposed Communities.  Included in discontinued operations for the nine months ended September 30, 2007 are the operating results, net of minority interest, of the 2008 and 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after a specific and defined supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate.  The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt's stated maturity and to write-off unamortized loan costs at the date of the extinguishment.  Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP.  However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions.  We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

Although our FFO as adjusted clearly differs from NAREIT's definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.

Neither FFO nor FFO as adjusted should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance.  Neither FFO nor FFO as adjusted represents cash generated from operating activities determined in accordance with GAAP, and neither is a measure of liquidity or an indicator of our ability to make cash distributions.  We believe that to further understand our performance, FFO and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands):

	Three Months		Nine Months
	2008	2007	2008	2007
Net income available to common shareholders	$7,301	$28,615	$42,306	$42,395
Real property depreciation and amortization	28,666	27,453	84,824	82,623
Minority interest	3,002	3,183	9,220	7,946
Minority interest – income (loss) from discontinued operations	6	245	(375)	1,134
Gain on disposition of discontinued operations	-	(19,995)	(21,070)	(19,747)
FFO – Basic as defined above	38,975	39,501	114,905	114,351
Loss from early extinguishment of debt in connection with sale of real estate	-	-	1,384	-
FFO – Basic as adjusted by the Company	38,975	39,501	116,289	114,351
Convertible preferred dividends (2)	-	-	-	-
FFO – Diluted as adjusted by the Company	$38,975	$39,501	$116,289	$114,351
Weighted average common shares/units outstanding (1):
Basic	45,049.0	46,710.4	45,221.7	46,611.7
Diluted (2)	45,559.9	47,301.1	45,664.3	47,341.0

(1)	Basic includes common stock outstanding and the conversion of all UPREIT Units to common shares. Diluted includes additional common stock equivalents, including convertible preferred stock.

(2)	There was no convertible preferred stock outstanding during the periods presented.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times.  In the fourth quarter of 2007 and into 2008, the sub-prime issue has put significant pressure on the mortgage lending industry.  In addition, many regions of the United States are beginning to experience varying degrees of economic recession and certain recessionary trends, such as layoffs that could lead to a temporary reduction in occupancy and reduced pricing power limiting the ability to aggressively raise rents.  The Company has not had any unfavorable outcomes from these issues and has continued to receive favorable financing at market rates of interest.  In light of this, the Company will continue to review its business strategy; however, we believe that given our property type and the geographic regions in which it is located, the Company does not anticipate any changes in our strategy or material effects on financial performance.

Declaration of Dividend

On October 30, 2008, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended September 30, 2008.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable November 25, 2008 to shareholders of record on November 14, 2008.

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

HOME PROPERTIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At September 30, 2008 and December 31, 2007, approximately 94% and 99%, respectively, of the Company’s debt bore interest at fixed rates.  At September 30, 2008 and December 31, 2007, approximately 86% and 89%, respectively, of the Company’s debt was secured and bore interest at fixed rates with a weighted average maturity of approximately 5 and 6 years, respectively, and a weighted average interest rate of approximately 5.74% and 5.76%, respectively.  The remainder of the Company’s secured debt bears interest at variable rates with a weighted average maturity of approximately 13 and 20 years, respectively, and a weighted average interest rate of 4.45% and 4.63%, respectively, at September 30, 2008 and December 31, 2007.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition, development activity or stock repurchase with the intention to refinance at a later date.  The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At September 30, 2008 and December 31, 2007, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $1.94 and $2.02 billion, respectively, compared to its carrying amount of $1.98 billion and $1.99 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at September 30, 2008 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $1.86 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2008, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of September 30, 2008, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

There have been no material changes in the Risk Factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007, except as follows:

The current instability in the credit markets could adversely affect our ability to obtain financing and refinancing at favorable rates and to dispose of properties.

The current instability and tightening in the credit markets has led to an increase in spreads and pricing of secured and unsecured debt.  Prolonged interest rate increases could negatively impact the Company’s ability to make acquisitions and develop properties and the Company’s ability to refinance existing borrowings at acceptable rates.  Prospective buyers of our properties may also experience difficulty in obtaining debt financing which might make it more difficult for us to sell properties at acceptable pricing levels.  Disruptions in the credit markets also may have other adverse effects on the Company or the overall economy.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event, the common stock used to pay the exercise price and tax withholding is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2007, the Company had authorization to repurchase 1,362,748 shares of common stock and UPREIT Units under the Company Program.  During the first quarter of 2008, the Company repurchased 1,071,588 shares at a cost of $49,998,040 under the Company Program.  On May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units.  The following table summarizes the total number of shares/units repurchased by the Company during the three months ended September 30, 2008:

			Total	Board
			shares/units	approved	Maximum
			purchased	increase	shares/units
	Total	Average	under	under	available under
	shares/units	price per	Company	Company	the Company
Period	purchased (1) (2)	share/unit	program	program	program
Balance July 1, 2008:					2,291,160
July, 2008	2,071	$52.56	-	-	2,291,160
August, 2008	20,446	54.20	-	-	2,291,160
September, 2008	571	53.42	-	-	2,291,160
Total Third Quarter 2008	23,088	$54.03	-	-	2,291,160

(1)
During the three months ended September 30, 2008, the Company repurchased 13,214 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's Dividend Reinvestment and Direct Stock Purchase Plan, which are included in this table.

(2)
During the three months ended September 30, 2008, and as permitted by the Company’s stock option plans, 9,874 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise and tax withholding.  These shares were returned to the status of authorized but unissued shares.

ITEM 6.                      EXHIBITS

Exhibit 10.1	Amendment No. Ninety-Seven to the Second Amended and Restated Agreement of Limited Partnership of Home Properties, L.P.*
Exhibit 10.2	Amendment Number One to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*
Exhibit 10.3	Amendment Number Three to Home Properties, Inc. Amended and Restated Stock Benefit Plan*
Exhibit 10.4	Amendment Number Four to Home Properties, Inc. 2000 Stock Benefit Plan*
Exhibit 10.5	Amendment Number One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*
Exhibit 10.6	Amendment Number One to Home Properties, Inc. 2008 Stock Benefit Plan*
Exhibit 10.7	Amendment Number One to Home Properties, Inc. Second Amended and Restated Incentive Compensation Plan*
Exhibit 10.8	Amendment Number Three to Home Properties, Inc. and Home Properties, L.P. Executive Retention Plan*
Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	November 7, 2008

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	November 7, 2008

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer