Form 10-K
period 2008-12-31
HOME PROPERTIES INC
filed 2009-02-27
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Registrant's telephone number, including area code)

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
☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☑

The aggregate market value of the shares of common stock held by non-affiliates (based on the closing sale price on the New York Stock Exchange) on June 30, 2008, was approximately $1,496,800,000.

As of February 20, 2009, there were 32,857,072 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2009	Part III

HOME PROPERTIES, INC.

PART I

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward Looking Statements" on page 56 of this Form 10-K.

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

The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership and a management company – Home Properties Resident Services, Inc. ("HPRS"), which is a Maryland corporation.  At December 31, 2008, the Company held 71.7% (70.8% at December 31, 2007) of the limited partnership units in the Operating Partnership ("UPREIT Units").  Formerly, a portion of the Company's business was also conducted by Home Properties Management, Inc. ("HP Management"), also a Maryland corporation, which was merged into HPRS on November 21, 2006.

Home Properties, through its affiliates described above, as of December 31, 2008, operated 112 communities with 38,280 apartment units. Of these, 37,130 units in 110 communities are owned outright (the "Owned Properties"), 868 units in one community are managed and partially owned by the Company as general partner, and 282 units in one community are managed for other owners (collectively, the "Managed Properties").

The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

	Apts.	Apts. Managed As	Apts.	Apt.
Market Area	Owned	General Partner	Fee Managed	Totals
Suburban Washington, D.C.	9,333	-	-	9,333
Baltimore, MD	7,814	-	282	8,096
Suburban New York City	7,708	-	-	7,708
Philadelphia, PA	6,195	-	-	6,195
Boston, MA	2,382	-	-	2,382
Chicago, IL	2,242	-	-	2,242
Southeast Florida	836	-	-	836
Portland, ME	620	-	-	620
Columbus, OH	-	868	-	868
Total Number of Units	37,130	868	282	38,280
Total Number of Communities	110	1	1	112

Index to Consolidated Financial Statements

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

The Company's long-term business strategies include:  (i) aggressively managing and improving its communities to achieve increased net operating income; (ii) acquiring additional apartment communities with attractive returns at prices that provide a positive spread over the Company's long-term cost of capital; (iii) developing new apartment communities on raw land, on land adjacent to existing owned communities, and where there are density opportunities to replace existing garden apartments with mid- or high-rise structures; (iv) disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has slowed to a pace below the markets targeted for acquisition; and (v) maintaining a strong and flexible capital structure with cost-effective access to the capital markets.

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership.  On December 31, 2008, it held a 71.7% partnership interest in the Operating Partnership comprised of: 1) a 1.0% interest as sole general partner; and 2) a 70.7% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  The holders of the remaining 28.3% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers and directors of the Company.

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

HPRS is, and HP Management was, prior to its merger into HPRS in November 2006, wholly owned by the Operating Partnership, and as a result, the accompanying consolidated financial statements include the accounts of both companies.  HPRS is, and HP Management was, a taxable REIT subsidiary under the Tax Relief Extension Act of 1999.  HP Management was formed in January 1994 and HPRS was formed in December 1995.  Both companies managed for a fee certain of the commercial, residential and development activities of the Company and provided construction, development and redevelopment services for the Company.  After the Company's sale and transfers of its affordable management properties and commercial management contracts, the amount of activity in HPRS and HP Management was minimal in 2006 and HP Management therefore was merged into HPRS.

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

The Company currently has approximately 1,150 employees and its executive offices are located at 850 Clinton Square, Rochester, New York 14604.  Its telephone number is (585) 546-4900.

Index to Consolidated Financial Statements

Operating Strategies

The Company will continue to focus on enhancing long-term investment returns by:  (i) developing new apartments and acquiring apartment communities and repositioning those apartment communities for long-term growth at prices that provide a positive spread over the Company's long-term cost of capital; (ii) recycling assets by disposing of properties in low growth markets and those that have reached their potential or are less efficient to operate due to size or remote location; (iii) balancing its decentralized property management philosophy with the efficiencies of centralized support functions and accountability including rent optimization and volume purchasing; (iv) enhancing the quality of living for the Company's residents by improving the service and physical amenities available at each community every year; (v) adopting new technology so that the time and cost spent on administration can be minimized while the time spent attracting and serving residents can be maximized; (vi) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company has built its brand recognition; and (vii) focusing on reducing expenses while constantly improving the level of service to residents.  Due to the economic crisis and constrictions in the credit markets which occurred in 2008, in the short term, the Company plans to conserve capital and does not anticipate acquiring new properties or adding any new development projects to its pipeline in 2009.

The Company has a strategy of acquiring and repositioning mature C to B- apartment properties.  Since its 1994 IPO, the Company has acquired and repositioned 197 communities, containing more than 54,000 units.  The rehabilitation and revitalization process requires a minimum 9% return on repositioning investments which is often greatly exceeded.  The Company has increased the targeted return to 10% for 2009, reflecting caution in these recessionary times.  In addition, it is expected that capital expenditures will decrease in 2009 as potential residents may not prefer an upgraded apartment at a higher monthly rent in this difficult economy.  Fewer capital expenditures will enable the Company to preserve capital.  Extensive experience and expertise in repositioning has helped the Company build significant internal design and construction management skills.   The complete initial repositioning of a community can take place over a five to seven year period.  The comprehensive process typically begins with improvements in landscaping, signage and common areas.  Exterior improvements increase curb appeal and marketability of the property.  Deferred maintenance is corrected which can include new HVAC systems, roofs, new balconies and windows.  At many properties, community centers and swimming pools are added or upgraded.  Apartment interiors are renovated when residents move out, with the most significant investments made in upgrading kitchens and baths.  Complete remodeling of dated kitchens and bathrooms typically include new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets.  It may include the removal of kitchen walls to open up the living area.  Where feasible, in-unit washers and dryers are added.   Repositioning efforts upgrade properties that were C to B- level when acquired to the B to B+ level, which over time significantly increases the property's rental income, net operating income and market value.

Acquisition and Sale Strategies

The Company's strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that have significant barriers to new construction, limited new apartment supply, easy access to the Company's headquarters and enough apartments available for acquisition to achieve a critical mass.  Targeted markets also possess other characteristics, including acquisition opportunities below replacement costs, a mature housing stock, high average single-family home prices, a favorable supply/demand relationship, stable or moderate job growth, reduced vulnerability to economic downturns and large prime renter populations including immigrants, young adults in their twenties and early thirties, and seniors over age 55.  The Company currently expects that its growth will be focused primarily within suburban sub-markets of selected metropolitan areas within the Northeast, Mid-Atlantic and Southeast Florida regions of the United States where it has already established a presence.  The largest metropolitan areas the Company will focus on include Baltimore, Boston, New York City, Philadelphia, Southeast Florida, and Washington, D.C.  The Company may expand into new markets that possess the characteristics described above although it has no current plans to do so.  Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties.  The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios.  It may also consider strategic investments in other apartment companies, as well as strategic alliances, such as joint ventures.  In the current recessionary environment, the Company does not plan to close on any acquisitions in 2009 and has not included any purchases in its budget for 2009.

Index to Consolidated Financial Statements

During 2008, the Company acquired two communities with a total of 813 units for an aggregate consideration of $100.4 million, or an average of approximately $123,528 per apartment unit.  The weighted average expected first year capitalization rate for the acquired communities was 6.8%.  Capitalization rate ("cap rate") is defined as the rate of interest used to convert the first year expected net operating income ("NOI") less a 3.0% management fee into a single present value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.  One acquisition was in a Baltimore suburb; the other acquisition was in a suburb of Washington, D.C.

During 2008, the Company completed the sale of fifteen communities with a total of 1,227 units for an aggregate consideration of $124.5 million, at a weighted average expected first-year cap rate of 6.8%.  The Company reinvested the net proceeds from those properties of approximately $103.7 million, which were expected to produce a weighted average unleveraged internal rate of return ("IRR") of 6.0%, with the purchase of properties expected to produce an unleveraged IRR of 8.5%.  IRR is defined as the discount rate at which the present value of the future cash flows of the investment is equal to the cost of the investment.  Seven of the properties sold in 2008 were in the Company's Hudson Valley, New York region.  The Company had owned properties in the region since 1996 and had largely completed upgrading and repositioning efforts.  As a result, the Company saw limited future potential and decided to exit the region.  With the sale on January 30, 2009 of two additional properties in the region, the Company completed its exit from the Hudson Valley region.

The Company has targeted additional communities for sale and will continue to evaluate the sale of other of its communities.  Typically, a property will be targeted for sale if management is of the opinion that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.  A certain number of the properties may originally have been acquired through UPREIT transactions.  Therefore, those sales will have to be matched with suitable acquisitions using a tax deferred exchange.  The Company has anticipated closing on sales of $110 million in its budget for 2009.

Financing and Capital Strategies

The Company intends to continue to adhere to the following financing policies:  (i) maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the value (using the Company's internally calculated Net Asset Value ("NAV" per share) of outstanding diluted common stock (including the common stock equivalents of the UPREIT Units) plus total debt) of approximately 55% or less; (ii) utilizing primarily fixed rate debt; (iii) varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and (iv) maintaining a line of credit so that it can respond quickly to acquisition opportunities.  Due to the economic crisis and constrictions in the credit markets which occurred in 2008 and are assumed to continue all of 2009, the Company plans to conserve capital in various aspects of its operations, including limiting acquisitions, development and capital expenditures.

Specific to 2009, and in response to the constrictions in the credit market, the Company will be pursuing certain initiatives as follows:  1) The Company is evaluating alternatives to replace or extend the existing unsecured line of credit which matures September 1, 2009.  The Company is working with its existing lead bank and discussions suggest that there is interest from banks to participate in the Company's facility.  The Company anticipates it will be able to replace the entire $140 million.  Pricing will be more expensive, and may move from interest at 0.75% over the one-month LIBOR under the existing agreement possibly to a spread closer to 3.00%.  In addition, up-front and on-going fees could add another 75 basis points to pricing.  2) During 2008, the Company has increased the level of the value of unencumbered properties in relationship to the total property portfolio from 16% to 19%.  This higher level adds flexibility in 2009 allowing the Company to place secured financing on unencumbered assets as required.  3) The Company benefits from its multifamily focus as the Government Sponsored Enterprises ("GSEs") Fannie Mae and Freddie Mac are still very active lending to apartment owners.  Underwriting has become stricter, but the Company believes it will be able to refinance its debt maturities during this cycle of reduced liquidity.  4)  The Company is in the fortunate position of having only $19 million of secured loans maturing in 2009.  For 2010 and 2011, that number rises to $334 million and $302 million, respectively.  The Company is currently negotiating with the GSEs on forward commitments to contractually provide for a pool of loans for approximately half of these maturities.  The commitment would not fix rates today, but other criteria, including loan-to-value and debt service coverage requirements, would be agreed to in advance.

Index to Consolidated Financial Statements

On December 31, 2008, the Company's debt was approximately $2.3 billion and the debt-to-total market capitalization ratio was 55.8% based on the year-end closing price of the Company's common stock of $40.60.  The weighted average interest rate on the Company's mortgage debt as of December 31, 2008 was 5.7% and the weighted average maturity was approximately five and one-half years.  Debt maturities are staggered, ranging from July 2009, through November 2034.  As of December 31, 2008, the Company had an unsecured line of credit facility from M&T Bank of $140 million.  This facility is available for acquisition and other corporate purposes and bears an interest rate at 0.75% over the one-month LIBOR rate.  As of December 31, 2008, the one-month LIBOR rate was 0.44% and there was $71 million outstanding on the line of credit.

Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions.  During 2007, the Company issued $36.3 million worth of UPREIT Units as partial consideration for three acquired properties.  During 2008, there were no UPREIT Units used as consideration for acquired properties.  It is difficult to predict the level of demand from sellers for this type of transaction.  In periods when the Company's stock price is trading at a discount to estimated NAV, it is unlikely that management would engage in UPREIT transactions.

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

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company can repurchase shares of its outstanding common stock and UPREIT Units.  Shares or units may be repurchased through the open market or in privately-negotiated transactions.  The Company's strategy is to opportunistically repurchase shares at a discount to its underlying NAV, thereby continuing to build value for long-term shareholders.  At December 31, 2006, there was approval remaining to purchase 2,606,448 shares.  During 2007, the Company repurchased 1,243,700 shares of its outstanding common stock at a cost of $58.3 million at a weighted average price of $46.86 per share.  During the first quarter of 2008, the Company repurchased 1,071,588 shares of its outstanding common stock at a cost of $50.0 million at a weighted average price of $46.66 per share.  On May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units, resulting in a remaining authorization level of 2,291,160 shares as of December 31, 2008.  The 2009 guidance assumes no additional share repurchases.

Competition

The Company's properties are primarily located in developed areas where there are other multifamily properties which directly compete for residents.  There is also competition from single family homes and condominiums for sale or rent.  The competitive environment may have a detrimental effect on the Company's ability to lease apartments at existing and at newly developed properties, as well as on rental rates.

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

Index to Consolidated Financial Statements

Market Environment

The markets in which Home Properties operates could be characterized long-term as stable, with moderate levels of job growth.  During 2008 and expected to continue through 2009, many regions of the United States are experiencing varying degrees of economic recession resulting in negative job growth for both the country as a whole and the Company's markets.

For 2007, the Company's markets experienced slightly stronger job growth of 1.0% compared to 0.9% for the country.  With the recession of 2008, job losses became the norm.  The Company's markets still compare favorably for 2008 with job losses of 1.2% compared to 2.1% for the country.  In addition, the unemployment rate for the Company's markets of 5.9% trails the country average of 7.1%.  The Northern VA/DC market stands out for the Company as it maintained slightly positive job growth of 0.4% for 2008.  This market represents 25.1% of the total apartment unit count and produces 27.6% of the property NOI.  These two favorable comparisons help explain why the Company's markets help the Company outperform many peers in a tough economic environment.

The information on the "Market Demographics and Multifamily Supply and Demand" tables on Pages 11 and 12 were compiled by the Company from the sources indicated on the tables.  The methods used include estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate.  There can also be no assurance that the historical information included on the table will be consistent with future trends.

New construction in the Company's markets is low relative to the existing multifamily housing stock and compared to other regions of the country.  In 2008, Home Properties' markets represented 27.5% of the total estimated existing U.S. multifamily housing stock, but only 18.0% of the country's estimated net new supply of multifamily housing units.

An analysis of future multifamily supply compared to projected multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium.  The fourth to last column in the "Multifamily Supply and Demand" table on Page 12 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company's markets and the United States.  In 2008, net new multifamily supply as a percent of net new multifamily demand in Home Properties' markets was approximately a negative 32.1%, compared to a national average of negative 32.8%.  In 2007, these same percentages were more favorable for the Company at 57% compared to 111% for the country.

In 2007, the Company's markets experienced better metrics in comparison to the country.  In 2008, with demand down due to job losses which has reduced household formations, both the Company's markets and the country are softening with new supply in excess of estimated demand.

The third to the last column in the Multifamily Supply and Demand table on Page 12 shows the estimated net new multifamily supply as a percent of existing multifamily housing stock.  In the Company's markets, net new supply only represents 0.3% of the existing multifamily housing stock.  This compares favorably to the national average net new multifamily supply estimates at 0.5% of the multifamily housing stock.

Index to Consolidated Financial Statements

Market Demographics
			December	December			2008
			Job	Job			Multifamily
			Growth	Growth		2008	Units as a %	2008
	% of	2008	Trailing	Trailing	December	Median	of Total	Multifamily
	Owned	Number of	12 Months	12 Months	Unemployment	Home	Housing Units	Housing
MSA Market Area	Units	Households	% Change	Actual	Rate	Value	Stock (4)	Stock (5)

Northern VA/DC	25.1%	2,023,718	0.4%	11,800	4.7%	408,196	30.9%	660,243
Baltimore, MD	21.0%	1,036,471	(0.9%)	(12,600)	5.8%	280,537	22.1%	245,967
Suburban New York City (1)	20.8%	6,845,444	(1.4%)	(120,300)	6.6%	424,928	44.9%	3,296,936
Eastern PA (2)	16.7%	2,532,134	(1.3%)	(40,900)	6.6%	213,940	19.3%	523,250
Boston, MA	6.4%	1,720,283	(0.8%)	(19,700)	5.8%	385,742	33.3%	601,730
Chicago, IL	6.0%	3,447,680	(1.3%)	(59,100)	7.1%	249,232	32.4%	1,197,742
Southeast Florida (3)	2.3%	2,072,456	(2.8%)	(69,500)	7.1%	288,438	42.0%	1,000,140
Portland, ME	1.7%	213,364	(1.8%)	(3,600)	5.5%	221,438	17.0%	43,172
Home Properties Markets	100.0%	19,891,550	(1.2%)	(313,900)	5.9%	335,539	35.3%	7,569,180
United States		114,694,201	(2.1%)	(2,928,000)	7.1%	178,626	21.6%	27,502,521

(1)	Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA MSA.
(2)	Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD MSA & Allentown-Bethlehem-Easton PA-NJ MSA.
(3)	Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL MSA.
(4)	Based on Claritas 2008 estimates calculated from the 2000 U.S. Census figures.
(5)	2008 Multifamily Housing Stock is from Claritas estimates based on the 2000 U.S. Census.

Sources:  Bureau of Labor Statistics (BLS); Claritas, Inc.; US Census Bureau - Manufacturing & Construction Div.
Data collected is data available as of February 10, 2009 and in some cases may be preliminary.
BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.
Claritas, Inc. is a leading provider of precision marketing solutions and related products/services.
U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Index to Consolidated Financial Statements

Multifamily Supply and Demand
					Estimated	Estimated
				Estimated	Net New	Net New
	Estimated		Estimated	2008	Multifamily	Multifamily
	2008	Estimated	2008	New	Supply as a	Supply as a		Expected
	New	2008	Net New	Multifamily	% of New	% of	Expected	Excess
	Supply of	Multifamily	Multifamily	Household	Multifamily	Multifamily	Excess	Revenue
MSA Market Area	Multifamily (6)	Obsolescence (7)	Supply (8)	Demand (9)	Demand	Stock	Demand (10)	Growth (11)

Northern VA/DC	4,450	3,301	1,149	2,432	47.2%	0.2%	1,283	0.2%
Baltimore, MD	2,315	1,230	1,085	(1,857)	(58.4%)	0.4%	(2,942)	(1.2%)
Suburban New York City (1)	38,010	16,485	21,525	(36,028)	(59.7%)	0.7%	(57,553)	(1.7%)
Eastern PA (2)	3,393	2,616	777	(5,265)	(14.8%)	0.1%	(6,042)	(1.2%)
Boston, MA	3,507	3,009	498	(4,376)	(11.4%)	0.1%	(4,874)	(0.8%)
Chicago, IL	7,158	5,989	1,169	(12,772)	(9.2%)	0.1%	(13,941)	(1.2%)
Southeast Florida	3,943	5,001	(1,058)	(19,470)	5.4%	(0.1%)	(18,412)	(1.8%)
Portland, ME	44	216	(172)	(408)	42.2%	(0.4%)	(236)	(0.5%)
Home Properties Markets	62,820	37,847	24,973	(77,744)	(32.1%)	0.3%	(102,717)	(1.4%)
United States	276,006	137,513	138,493	(421,843)	(32.8%)	0.5%	(560,336)	(2.0%)
(1)-(5) see footnotes prior page

(6)
Estimated 2008 New Supply of Multifamily = Multifamily permits (2008 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(7)	Estimated 2008 Multifamily Obsolescence = 0.5% of Estimated 2008 Multifamily Housing Stock.
(8)	Estimated 2008 Net New Multifamily Supply = Estimated 2008 New Supply of Multifamily - Estimated 2008 Multifamily Obsolescence.
(9)
Estimated 2008 New Multifamily Household Demand = Trailing 12 month job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2007-12/31/2008) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Claritas estimates).

(10)	Expected Excess Demand = Estimated 2008 New Multifamily Household Demand - Estimated 2008 Net New Multifamily Supply.
(11)
Expected Excess Revenue Growth = Expected Excess Demand divided by 2008 Multifamily Housing Stock.  This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

Index to Consolidated Financial Statements

Environmental Matters

As a current or prior owner, operator and developer of real estate, the Company is subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at its properties.  See the discussion under the caption, "We may incur costs due to environmental contamination or non-compliance" in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on the Company's operations.

Available Information

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

Company Web Site

The Company maintains an Internet Web site at www.homeproperties.com.  The Company provides free of charge access to its reports filed with the SEC, and any amendments thereto, through this Web site.  These reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC and are found under "Investors/SEC Filings."  In addition, paper copies of annual and periodic reports filed with the SEC may be obtained at no charge by contacting the Corporate Secretary, Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

Current copies of the Company's Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and Charters for the Audit, Compensation, Corporate Governance/Nominating and Real Estate Investment Committees of the Board of Directors are also available on the Company's Web site under the heading "Investors/Corporate Overview Highlights/Governance Documents."  Copies of these documents are also available at no charge upon request addressed to the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

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

Real property investments are subject to varying degrees of risk.  If our communities do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our cash flow and ability to make distributions to our stockholders will be adversely affected.  A multifamily apartment community's revenues and value may be adversely affected by general economic conditions; local economic conditions; local real estate considerations (such as oversupply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from the investment.

Index to Consolidated Financial Statements

We depend on rental income for cash flow to pay expenses and make distributions.

We are dependent on rental income to pay operating expenses, debt service and capital expenditures, in order to generate cash to enable us to make distributions to our stockholders.  If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of the region or otherwise, to pay their rental obligations, our ability to make expected distributions will be adversely affected.  In addition, the weather and other factors outside of our control can result in an increase in the operating expenses for which we are responsible.

The current economic crisis might negatively impact our occupancy rates, our residents' ability to pay rent and our ability to raise rents.

In 2008 and early 2009, problems in the financial system have caused consumer confidence to plunge and unemployment to soar.  Increasing job losses typically slow household formations, which could affect occupancy.  In addition, continued job losses might negatively impact our current residents' ability to pay rent and would likely impact our ability to raise rents.

Acquisitions may fail to meet expectations.

For 2009, we do not plan to acquire any properties unless the current economic situation improves.  Long term, however, we do intend to continue to acquire apartment communities.  There are risks that acquisitions will fail to meet our expectations.  Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to operate an acquired property as originally intended may prove to be inaccurate.

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

Current economic conditions may make it difficult for us to execute our planned dispositions on favorable terms.

We have included in our operating plan for 2009 that we will strategically dispose of properties having an approximate value of $110 million.  We have already closed on $68 million in 2009.  The uncertainty in the credit markets could negatively impact our ability to make additional dispositions or may adversely affect the price we receive since buyers may experience increased borrowing costs or an inability to obtain financing.

Our business is subject to competition.

Long term, we plan to continue to acquire additional multifamily residential properties in the Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  There are a number of multifamily developers and other real estate companies that compete with us in seeking properties for acquisition, prospective residents and land for development.  Most of our Properties are in developed areas where there are other properties of the same type.  Competition from other properties may affect our ability to attract and retain residents, to increase rental rates and to minimize expenses of operation.  Competition for the acquisition of properties could increase prices for the types of properties we would like to pursue and adversely affect our financial performance.

Index to Consolidated Financial Statements

Repositioning and development risks could affect our profitability.

A key component of our strategy is to acquire properties and to reposition them for long-term growth.  In addition, we have developed and are in the process of developing new apartment units.  We plan to continue to expand our development activities.  Development projects generally require various governmental and other approvals, which have no assurance of being received.  Our repositioning and development activities generally entail certain risks, including the following:

•
funds may be expended and management's time devoted to projects that may not be completed due to a variety of factors, including without limitation, the inability to obtain necessary zoning or other approvals;

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

Index to Consolidated Financial Statements

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs") when such materials are in poor condition or in the event of renovation or demolition of a building.  These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs.  ACMs are present at several of our communities.  We implement an operations and maintenance program at each of the communities at which ACMs are detected.  We do not currently anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.

We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities to contain or remove lead paint to limit the exposure of our residents.  We do not currently anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.

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

Index to Consolidated Financial Statements

Financing and compliance requirements could limit our income and the ability to raise rents.

As a requirement relating to some of our financing, or, in some instances, relating to zoning or other municipal approvals, we have committed to make some of the apartments in a community available to households whose income does not exceed certain thresholds and/or to limit rent increases.  As of December 31, 2008, approximately 9% of our apartment units were under some form of such limitations.  These commitments typically expire after a period of time, and may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.

Real Estate Financing Risks

The current instability in the credit markets could adversely affect our ability to obtain financing or re-financing at favorable rates.

As of December 31, 2008, we had approximately $2.11 billion of mortgage debt, a significant portion of which is subject to balloon payments.  We do not expect to have cash flows from operations to make all of these balloon payments.  The fixed rate mortgage debt has the following maturation schedule:

2009	$ 18.8 million
2010	334.5 million
2011	301.5 million
2012	168.0 million
Thereafter	1,289.5 million

In addition, in 2006, the Company issued $200 million of exchangeable notes with a coupon rate of 4.125%.  The outstanding principal balance of the notes are $140 million.  Holders of the notes may require the Company to repurchase the notes on November 1, 2011.  Based on the fact that the current stock price for the Company's Common Stock is well below the exchange rate on the notes, we anticipate that the holders will exercise their repurchase rights.

Our ability to refinance these obligations could be negatively impacted by the severe disruptions in the credit and capital markets that occurred in 2008 and early 2009.  If we can refinance some or all of the debt, the terms of such refinancing might not be as favorable as the terms of the existing indebtedness.  If we cannot refinance or extend the maturity of some of the debt, the properties that are mortgaged could be foreclosed upon.  This could adversely affect our cash flow and, consequently, the amount available for distribution to our stockholders.  In order to finance the repurchase of the exchangeable notes, we might be forced to sell some of the properties at otherwise unacceptable prices or to issue equity at prices that would dilute the interests of our current stockholders.

The Company in part relies on its line of credit to meet its short-term liquidity requirements and the line expires on September 1, 2009.

As of December 31, 2008, the Company had an unsecured line of credit of $140 million with an outstanding balance of $71 million.  That line of credit expires on September 1, 2009 at which time the remaining balance will be due and payable.  The Company is in the process of negotiating a new line of credit with the current lender.  The disruptions in the credit market may adversely affect our ability to negotiate a new line of credit.  If we are successful in negotiating a new line of credit, the terms might not be as favorable as the existing line.  If we are unable to negotiate a new line of credit, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and/or may have to dispose of one or more properties on terms that would otherwise not be acceptable to us.  We might also have to reduce the dividend paid to our stockholders or consider paying a portion of the dividend in the Company's common stock.

Rising interest rate could adversely affect operations and cash flow.

As of December 31, 2008, approximately 95% of our debt was at fixed rates.  This limits our exposure to changes in interest rates.  Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions, to dispose of properties at favorable prices, to develop properties and to refinance existing borrowings at acceptable rates.

Index to Consolidated Financial Statements

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

We believe that we have been organized and have operated in such manner so as to qualify as a REIT under the Internal Revenue Service Code, commencing with our taxable year ended December 31, 1994.  A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders as long as it distributes currently at least 90% of its taxable income (excluding net capital gains).  No assurance can be provided, however, that we have qualified or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.

We are required to make certain distributions to qualify as a REIT, and there is no assurance that we will have the funds necessary to make the distributions.

In order to continue to qualify as a REIT, we currently are required each year to distribute to our stockholders at least 90% of our taxable income (excluding net capital gains).  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income for that year, and any undistributed taxable income from prior periods.  We intend to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from the Operating Partnership.  However, differences in timing between taxable income and cash available for distribution could require us to borrow funds or to issue additional equity to enable us to meet the 90% distribution requirement (and, therefore, to maintain our REIT qualification) and to avoid the nondeductible excise tax.  The Operating Partnership is required to pay (or reimburse us, as its general partner, for) certain taxes and other liabilities and expenses that we incur, including any taxes that we must pay in the event we were to fail to qualify as a REIT.  In addition, because we are unable to retain earnings (resulting from REIT distribution requirements), we will generally be required to refinance debt that matures with additional debt or equity.  There can be no assurance that any of these sources of funds, if available at all, would be available to meet our distribution and tax obligations.  On December 10, 2008 the IRS issued Revenue Procedure 2008-68 that temporarily (for 2009) permits publicly traded REITs to satisfy this tax requirement by offering their shareholders the election to receive the dividend in the form of cash or stock.  The aggregate amount of cash is allowed to be as low as 10%.  We are not presently planning on taking advantage of this revenue procedure, but it is available if conditions warrant and cash is not otherwise available.

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.  As of December 31, 2008, the Operating Partnership has issued and outstanding approximately 12.8 million UPREIT Units held by persons other than us or the Trust.  The UPREIT Units may be exchanged on a one-for-one basis for shares of Common Stock under certain circumstances.  In addition, Home Properties has granted options to purchase shares of stock to certain directors, officers and employees of Home Properties, of which, as of December 31, 2008, 2.9 million options remained outstanding and unexercised.

Item 1B.  Unresolved Staff Comments

None.

Item 2.                      Properties

As of December 31, 2008, the Owned Properties consisted of 110 multifamily residential communities containing 37,130 apartment units.  In 2008, Home Properties acquired 813 apartment units in two communities for a total purchase price of $100.4 million.  Also in 2008, the Company sold fifteen communities in six transactions with a total of 1,227 units for total consideration of $124.5 million.

The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased.  Average physical occupancy at the Owned Properties was 94.9% for 2008.  Occupancy is defined as total possible rental income, net of vacancy; as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  The Owned Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction.  The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover.  Average turnover at the Owned Properties was approximately 42% for 2008, which is significantly below the national average of approximately 55% for garden style apartments.

Resident leases are generally for a one year term.  Security deposits equal to one month's rent or less are generally required.

Certain of the Owned Properties collateralize mortgage loans.  See Schedule III contained herein (pages 99 to 101).

The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2008.

Index to Consolidated Financial Statements

Communities Wholly Owned and Managed by Home Properties
						(2)	(3)	(3)
						2008	2008	2007	2008	2007
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2008
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Tumover	Occupancy	Occupancy	per Apt	per Apt	(000)
	Core Communities (1)
FL - Southeast	The Hamptons	668	19	2004	1,052	46%	95%	95%	$1,035	$1,035	$67,529
FL - Southeast	Vinings at Hampton Village	168	19	2004	1,207	51%	94%	96%	1,143	1,129	17,258
IL - Chicago	Blackhawk Apartments	371	47	2000	793	51%	96%	96%	889	862	24,410
IL - Chicago	Courtyards Village	224	37	2001	674	49%	97%	98%	828	796	17,424
IL - Chicago	Cypress Place	192	38	2000	852	44%	97%	98%	951	918	14,814
IL - Chicago	The Colony	783	35	1999	704	49%	97%	98%	896	854	56,304
IL - Chicago	The New Colonies	672	34	1998	657	53%	96%	96%	723	711	35,526
MA - Boston	Gardencrest Apartments	696	60	2002	847	36%	96%	96%	1,478	1,419	112,132
MA - Boston	Highland House	172	39	2006	733	31%	97%	96%	1,140	1,118	19,478
MA - Boston	Liberty Place	107	20	2006	994	34%	95%	93%	1,398	1,397	17,185
MA - Boston	Stone Ends Apartments	280	29	2003	815	40%	95%	95%	1,231	1,228	38,615
MA - Boston	The Heights at Marlborough	348	35	2006	876	43%	96%	95%	1,156	1,175	52,886
MA - Boston	The Meadows at Marlborough	264	36	2006	855	46%	97%	95%	1,142	1,144	37,344
MA - Boston	The Village at Marshfield	276	36	2004	735	45%	94%	96%	1,164	1,140	35,168
MD - Baltimore	Bonnie Ridge Apartments	960	42	1999	998	43%	93%	94%	1,063	1,032	83,936
MD - Baltimore	Canterbury Apartments	618	30	1999	934	43%	94%	95%	934	904	39,352
MD - Baltimore	Country Village Apartments	344	37	1998	776	52%	95%	95%	894	859	24,350
MD - Baltimore	Falcon Crest Townhomes	396	39	1999	993	42%	93%	92%	973	961	24,177
MD - Baltimore	Gateway Village Apartments	132	19	1999	963	36%	96%	97%	1,272	1,238	11,000
MD - Baltimore	Heritage Woods	164	35	2006	965	51%	96%	97%	1,021	951	16,362
MD - Baltimore	Mill Towne Village	384	35	2001	812	44%	94%	95%	862	841	30,885
MD - Baltimore	Morningside Heights Apartments	1,050	43	1998	864	42%	93%	94%	875	852	66,552
MD - Baltimore	Owings Run Apartments	504	13	1999	1,136	48%	96%	95%	1,180	1,143	46,524
MD - Baltimore	Ridgeview at Wakefield Valley	204	20	2005	916	61%	95%	96%	1,155	1,080	23,604
MD - Baltimore	Selford Townhomes	102	21	1999	987	51%	92%	96%	1,300	1,267	8,550
MD - Baltimore	The Coves at Chesapeake	469	26	2006	986	47%	91%	92%	1,200	1,153	72,020
MD - Baltimore	Timbercroft Townhomes	284	36	1999	998	14%	99%	99%	851	823	14,504
MD - Baltimore	Top Field	156	35	2006	1,149	37%	96%	97%	1,158	1,083	19,994
MD - Baltimore	Village Square (MD)	370	40	1999	948	47%	95%	96%	1,151	1,113	26,152
MD - Baltimore	Woodholme Manor Apartments	177	39	2001	817	31%	94%	95%	847	818	11,098
ME - Portland	Liberty Commons	120	2	2006	1,064	49%	97%	97%	1,178	1,139	14,767
ME - Portland	Redbank Village Apartments	500	64	1998	735	46%	95%	96%	849	822	27,663
NJ - Northern	Barrington Gardens	148	35	2005	922	39%	96%	95%	1,068	957	11,687
NJ - Northern	Chatham Hill Apartments	308	41	2004	944	45%	95%	94%	1,722	1,639	60,279
NJ - Northern	East Hill Gardens	33	50	1998	654	42%	95%	94%	1,500	1,498	3,278
NJ - Northern	Hackensack Gardens	198	60	2005	636	24%	94%	97%	1,014	945	17,810
NJ - Northern	Lakeview Apartments	106	59	1998	492	40%	96%	96%	1,345	1,312	9,122
NJ - Northern	Northwood Apartments	134	43	2004	937	31%	95%	94%	1,311	1,257	18,335
NJ - Northern	Oak Manor Apartments	77	52	1998	918	33%	96%	95%	1,780	1,749	8,223
NJ - Northern	Pleasant View Gardens	1,142	40	1998	746	45%	94%	94%	1,156	1,125	81,913
NJ - Northern	Pleasure Bay Apartments	270	37	1998	685	42%	93%	93%	1,077	1,078	16,868
NJ - Northern	Regency Club Apartments	372	34	2004	941	39%	97%	96%	1,136	1,119	43,411
NJ - Northern	Royal Gardens Apartments	550	40	1997	874	36%	96%	94%	1,229	1,192	36,740

Index to Consolidated Financial Statements

Communities Wholly Owned and Managed by Home Properties
						(2)	(3)	(3)
						2008	2008	2007	2008	2007
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2008
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Tumover	Occupancy	Occupancy	per Apt	per Apt	(000)
	Core Communities (1)

NJ - Northern	Wayne Village	275	43	1998	760	23%	96%	96%	1,383	1,339	23,936
NJ - Northern	Windsor Realty Company	67	55	1998	628	48%	96%	96%	1,194	1,153	6,077
NY - Hudson Valley	Lakeshore Villa Apartments	152	33	1996	952	52%	95%	96%	1,054	1,042	10,464
NY - Hudson Valley	Sunset Garden Apartments	217	37	1996	840	51%	93%	97%	940	911	11,262
NY - Long Island	Bayview & Colonial	160	41	2000	884	38%	95%	95%	1,190	1,202	15,517
NY - Long Island	Cambridge Village Associates	82	41	2002	747	31%	98%	96%	1,643	1,604	8,395
NY - Long Island	Devonshire Hills	297	40	2001	803	38%	97%	96%	1,697	1,713	57,768
NY - Long Island	Hawthorne Court	434	40	2002	678	43%	96%	94%	1,393	1,374	51,019
NY - Long Island	Heritage Square	80	59	2002	718	33%	97%	97%	1,661	1,601	9,736
NY - Long Island	Holiday Square	144	29	2002	570	18%	97%	96%	1,160	1,131	12,011
NY - Long Island	Lake Grove Apartments	368	38	1997	836	41%	96%	95%	1,397	1,384	36,339
NY - Long Island	Mid-Island Apartments	232	43	1997	546	32%	96%	96%	1,313	1,299	17,577
NY - Long Island	Sayville Commons	342	7	2005	1,106	17%	95%	98%	1,509	1,464	65,780
NY - Long Island	South Bay Manor	61	48	2000	849	49%	94%	95%	1,630	1,573	8,379
NY - Long Island	Southern Meadows	452	37	2001	845	33%	95%	95%	1,358	1,337	51,888
NY - Long Island	Stratford Greens Associates	359	34	2002	725	47%	96%	96%	1,446	1,414	58,224
NY - Long Island	Westwood Village Apartments	242	39	2002	829	36%	97%	96%	2,316	2,227	42,755
NY - Long Island	Woodmont Village Apartments	96	40	2002	704	46%	94%	95%	1,332	1,311	11,668
NY - Long Island	Yorkshire Village Apartments	40	39	2002	779	33%	98%	97%	1,724	1,630	4,586
PA - Philadelphia	Beechwood Gardens	160	41	1998	875	29%	95%	95%	826	830	9,062
PA - Philadelphia	Castle Club Apartments	158	41	2000	878	39%	94%	93%	947	929	14,995
PA - Philadelphia	Chesterfield Apartments	247	35	1997	812	39%	95%	95%	923	903	17,061
PA - Philadelphia	Curren Terrace	318	37	1997	782	43%	94%	94%	902	914	21,446
PA - Philadelphia	Glen Brook Apartments	174	45	1999	707	38%	93%	93%	824	817	10,156
PA - Philadelphia	Glen Manor Apartments	174	32	1997	667	40%	95%	96%	801	788	8,905
PA - Philadelphia	Golf Club Apartments	399	39	2000	857	53%	95%	95%	1,061	1,015	39,716
PA - Philadelphia	Hill Brook Place Apartments	274	40	1999	699	44%	96%	94%	872	881	18,305
PA - Philadelphia	Home Properties of Bryn Mawr	316	57	2000	822	55%	94%	93%	1,062	1,037	32,950
PA - Philadelphia	Home Properties of Devon	631	45	2000	917	53%	93%	95%	1,112	1,088	69,218
PA - Philadelphia	Home Properties of Newark	432	40	1999	860	46%	94%	94%	876	858	30,386
PA - Philadelphia	New Orleans Park	442	37	1997	685	43%	95%	94%	862	849	27,688
PA - Philadelphia	Racquet Club East Apartments	466	37	1998	911	43%	96%	96%	1,033	1,014	36,167
PA - Philadelphia	Racquet Club South	103	39	1999	816	36%	95%	95%	899	867	6,719
PA - Philadelphia	Ridley Brook Apartments	244	46	1999	925	30%	95%	94%	907	888	14,357
PA - Philadelphia	Sherry Lake Apartments	298	43	1998	812	46%	95%	92%	1,187	1,164	29,274
PA - Philadelphia	The Brooke at Peachtree Village	146	22	2005	1,261	26%	96%	97%	1,106	1,065	18,515
PA - Philadelphia	The Landings	384	35	1996	912	41%	96%	96%	993	964	30,194
PA - Philadelphia	Trexler Park Apartments	250	34	2000	921	43%	94%	92%	1,059	1,038	24,004
PA - Philadelphia	William Henry Apartments	363	37	2000	938	51%	95%	95%	1,123	1,081	40,438
VA - Suburban DC	Braddock Lee Apartments	255	53	1998	757	34%	96%	96%	1,265	1,231	21,025
VA - Suburban DC	Cider Mill	864	30	2002	834	42%	95%	95%	1,095	1,065	96,984
VA - Suburban DC	Cinnamon Run	511	48	2005	1,006	34%	96%	97%	1,176	1,143	73,434
VA - Suburban DC	East Meadow Apartments	150	37	2000	1,034	47%	96%	95%	1,307	1,315	16,286
VA - Suburban DC	Elmwood Terrace	504	35	2000	946	46%	94%	93%	912	880	32,401

Index to Consolidated Financial Statements

Communities Wholly Owned and Managed by Home Properties
						(2)	(3)	(3)
						2008	2008	2007	2008	2007
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2008
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Tumover	Occupancy	Occupancy	per Apt	per Apt	(000)
	Core Communities (1)

VA - Suburban DC	Falkland Chase Apartments	450	71	2003	759	39%	93%	94%	1,359	1,294	66,665
VA - Suburban DC	Mount Vernon Square	1,387	34	2006	868	43%	95%	95%	1,174	1,131	150,324
VA - Suburban DC	Orleans Village	851	40	2000	1,015	39%	96%	93%	1,303	1,277	92,631
VA - Suburban DC	Park Shirlington Apartments	294	53	1998	858	31%	96%	96%	1,264	1,206	24,314
VA - Suburban DC	Peppertree Farm	879	54	2005	1,051	32%	94%	90%	1,148	1,108	108,043
VA - Suburban DC	Seminary Hill Apartments	296	48	1999	888	46%	97%	93%	1,235	1,200	24,009
VA - Suburban DC	Seminary Towers Apartments	541	44	1999	879	38%	95%	94%	1,284	1,242	45,964
VA - Suburban DC	Tamarron Apartments	132	21	1999	1,075	39%	95%	95%	1,453	1,397	13,043
VA - Suburban DC	The Apartments at Wellington Trace	240	6	2004	1,106	53%	92%	94%	1,279	1,247	31,392
VA - Suburban DC	The Manor Apartments (MD)	435	39	2001	1,004	38%	92%	93%	1,183	1,125	48,772
VA - Suburban DC	The Manor Apartments (VA)	198	34	1999	845	38%	96%	94%	1,040	989	12,537
VA - Suburban DC	The Sycamores	185	30	2002	876	49%	96%	96%	1,356	1,353	24,227
VA - Suburban DC	Virginia Village	344	41	2001	1,010	42%	97%	95%	1,235	1,218	38,940
VA - Suburban DC	West Springfield Terrace	244	30	2002	1,019	42%	97%	96%	1,432	1,388	38,941
VA - Suburban DC	Woodleaf Apartments	228	23	2004	709	31%	93%	95%	1,156	1,096	23,799
	Core Total/Weighted Average	34,560	38		872	42%	95%	95%	$1,135	$1,104	$3,401,897

	2007 Acquisition Communities (4)
MA - Boston	The Townhomes of Beverly	204	38	2007	1,103	45%	94%	93%	$1,444	$1,423	$38,892
MA - Boston	Westwoods	35	18	2007	904	37%	97%	93%	1,245	1,189	4,135
MD - Baltimore	Dunfield Townhouses	312	21	2007	916	46%	94%	94%	1,057	1,029	34,036
MD - Baltimore	Fox Hall Apartments	720	32	2007	946	43%	93%	95%	840	827	67,236
NJ - Northern	Jacob Ford Village	270	60	2007	842	23%	95%	92%	1,094	1,025	30,106
	2007 Total/Weighted Average	1,541	34		941	40%	94%	94%	$1,018	$993	$174,405

	2008 Acquisition Communities (4)
MD - Baltimore	Saddle Brooke	468	35	2008	889	53%	93%	N/A	$1,041	N/A	$51,765
VA - Suburban DC	Westchester West	345	36	2008	1,005	49%	94%	N/A	1,334	N/A	48,716
	2008 Total/Weighted Average	813	36		938	51%	93%	N/A	$1,048	N/A	$100,481

	2008 Construction Communities (5)
PA - Philadelphia	Trexler Park West	216	-	2008	1,049	41%	92%	85%	$1,234	$1,255	$25,795

	Owned Portfolio Total/Weighted Average	37,130	37		877	42%	95%	95%	$1,130	$1,106	$3,702,578

(1)	"Core Communities" represents the 34,560 apartment units owned consistently throughout 2008 and 2007.
(2)	"Resident Turnover" reflects, on an annual basis, the number of moveouts, divided by the total number of apartment units.
(3)	"Average % Occupancy" is the average physical occupancy for the years ended December 31, 2008 and 2007.
(4)	For communities acquired during 2008 and 2007, this is the average occupancy from the date of acquisition.
(5)	Trexler Park West construction was completed in 2008.

Index to Consolidated Financial Statements

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

During 2008, the Company completed the development of a 216 unit apartment community in Allentown, Pennsylvania, adjacent to a market-rate community purchased in 2000.  The total construction cost for this development was $25.7 million upon completion and was 94% occupied for the fourth quarter of 2008.

A project at 1200 East West Highway in Silver Spring, Maryland was under construction during 2008.  It is a 14-story high rise with 247 apartments and 10,600 square feet of retail or nonresidential space that is expected to be completed in the first quarter of 2010 at a total cost of $78 million.  The property is approximately three blocks south of Home Properties' Falkland Chase apartment community. The costs associated with construction in progress for this development were $34.0 million as of December 31, 2008.

A project at Huntington Station, just south of Old Town Alexandria in Fairfax County, Virginia was also under construction during 2008.  It is a podium design, with 421 units, adjacent to the Huntington Metro station and consists of four, four-story buildings.  Construction is expected to be completed in 2011 at a total cost of $125 million.  The costs associated with construction in progress for this development were $47.5 million as of December 31, 2008.

The Company had three projects in the pre-construction phase during 2008:

•
Ripley Street, a 314-unit high rise, is located in Silver Spring, Maryland.  Construction is expected to begin in 2010, with completion in 2012, at a total cost of $113 million.  The pre-construction costs for this project were $17.0 million as of December 31, 2008.

•
Cobblestone Square, a 314-unit garden apartment community, is located in Fredericksburg, Virginia.  Construction is expected to begin in 2010, with a completion in 2011, at a total cost of $50 million.  The pre-construction costs, consisting mostly of land value, were $12.5 million at December 31, 2008.

•
Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939.  The Company is planning on redeveloping the North parcel, which will be renamed Falkland North.  The Company has submitted plans to redevelop this parcel into 1,059 units in four high-rise buildings with a community center, exercise room, swimming pool, convenience retail shops and a major supermarket.  If approved, construction is expected to start in 2010, with completion anticipated in 2014 at a total cost of $318 million. The pre-construction costs associated with this project were $1.7 million as of December 31, 2008.

Property Management

As of December 31, 2008, the Managed Properties consist of two multifamily communities, one 868 unit community managed as general partner in Columbus, Ohio and one fee-managed 282 unit community in Annapolis, Maryland.

The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties, or where the Company views the properties as potential acquisitions in desirable markets.

Supplemental Property Information

At December 31, 2008, none of the Properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2008.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the year ended December 31, 2008.

Index to Consolidated Financial Statements

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

Item 4.                      Submission of Matters to Vote of Security Holders

None.

Item 4A.  Executive Officers

The following table sets forth, as of February 20, 2009, the eight executive officers of the Company, together with their respective ages, positions and offices.
Name	Age	Position
Edward J. Pettinella	57	President and Chief Executive Officer of Home Properties and HPRS
David P. Gardner	53	Executive Vice President and Chief Financial Officer of Home Properties and HPRS
Ann M. McCormick	52	Executive Vice President, General Counsel and Secretary of Home Properties and HPRS
Lisa M. Critchley	47	Senior Vice President, Human Resources of Home Properties
Scott A. Doyle	47	Senior Vice President, Property Management of Home Properties and HPRS
Donald R. Hague	57	Senior Vice President, Development of Home Properties
Robert J. Luken	44	Senior Vice President, Chief Accounting Officer and Treasurer of Home Properties and HPRS
John E. Smith	58	Senior Vice President and Chief Investment Officer of Home Properties and HPRS

Information regarding Edward J. Pettinella is set forth below under "Directors" in Item 10.

David P. Gardner has served as Executive Vice President of the Company since 2004 and a Vice President and Chief Financial Officer of the Company since its inception.  He holds the same titles in HPRS.  Mr. Gardner joined Home Leasing in 1984 as Vice President and Controller.  In 1989, he was named Treasurer of Home Leasing and Chief Financial Officer in December 1993.  From 1977 until joining Home Leasing, Mr. Gardner was an accountant at Cortland L. Brovitz & Co.  Mr. Gardner is a graduate of the Rochester Institute of Technology and is a Certified Public Accountant.

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

Lisa M. Critchley has served as Senior Vice President since joining the Company in June 2007.  Prior to joining the Company, she was employed by ALSTOM Signaling, Inc. as Director of Human Resources since 2004.  She was an Assistant Dean at the William E. Simon School of Business Administration from 1999 until 2004.  Mrs. Critchley is a graduate of St. John Fisher College.

Index to Consolidated Financial Statements

Scott A. Doyle has served as Senior Vice President since 2000, and, from 1997 until 2000, was a Vice President of the Company.  He holds the same title in HPRS.  He joined Home Properties in 1996 as a Regional Property Manager.  Mr. Doyle is a Certified Property Manager (CPM) as designated by the Institute of Real Estate Management.  Prior to joining Home Properties, he worked with CMH Properties, Inc., Rivercrest Realty Associates and Arcadia Management Company.  He is a graduate of State University at Plattsburgh, New York.

Donald R. Hague has served as Senior Vice President since January 1, 2008.  He joined the Company in 2006 as a Vice President.  From 2000 until 2006, Mr. Hague was a Vice President of KSI Services, Inc.  Prior to that, he worked with The Evans Company and was a partner in a land development and homebuilding company.  He is a graduate of Davidson College and holds an MBA from The George Washington University.

Robert J. Luken has served as Senior Vice President since 2004, and as Chief Accounting Officer since January, 2005.  He has been the Company's Treasurer since 2000 and became a Vice President in 1997.  He holds the same title in HPRS.  He joined the Company in 1996, serving as its Controller.  Prior to joining the Company, he was the Controller of Bell Corp. and an Audit Supervisor for PricewaterhouseCoopers LLP.  Mr. Luken is a graduate of St. John Fisher College and is a Certified Public Accountant.  He is on the Board of Directors of The Bell Company, LLC and St. Joseph's Villa of Rochester.

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

Index to Consolidated Financial Statements

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
	High	Low	Dividends
2008
First Quarter	$52.22	$39.17	$0.66
Second Quarter	$54.21	$47.11	$0.66
Third Quarter	$60.39	$46.81	$0.66
Fourth Quarter	$57.76	$24.93	$0.67

2007
First Quarter	$64.97	$51.59	$0.65
Second Quarter	$58.49	$50.55	$0.65
Third Quarter	$56.90	$45.01	$0.65
Fourth Quarter	$56.65	$41.10	$0.66

As of February 20, 2009, the Company had approximately 3,807 shareholders of record, 32,857,072 common shares (plus 12,392,587 UPREIT Units convertible into 12,392,587 common shares) were outstanding, and the closing price was $27.38.  It is the Company's policy to pay dividends.  The Company has historically paid dividends on a quarterly basis in the months of February, May, August and November.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008, with respect to shares of our common stock that may be issued under the Stock Benefit Plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance(2)(3)

Options:
Equity compensation plans approved by security holders	2,691,789	$46.01	1,877,049
Equity compensation plans not approved by security holders (1)	163,339	32.62	-
Total Options (2)	2,855,128	$45.25	1,877,049

Restricted Stock Awards:
Equity compensation plans approved by security holders	118,713	N/A	664,745
Equity compensation plans not approved by security holders (1)	50,600	N/A	-
Total Restricted Stock Awards (3)	169,313	N/A	664,745

(1)
These options and restricted stock awards were made under Company's 2000 Stock Benefit Plan, the material features of which are described in Note 9 of the accompanying Consolidated Financial Statements.  The 2000 Stock Benefit Plan was approved by the stockholders in 2000 and was amended in 2001 to increase the options available for issuance by 500,000 and to increase the number of restricted shares available by 55,000.  This increase was not required to be approved by the stockholders.

Index to Consolidated Financial Statements

(2)
This assumes that all 1,877,049 equity awards that are available under the 2008 Stock Benefit Plan are issued in the form of options.  In that case, there would be no awards available for the issuance of restricted stock.

(3)
This assumes that all 1,887,049 equity awards that are available under the 2008 Stock Benefit Plan are issued in the form of restricted stock.  In that case, there would be no awards available for the issuance of options.  Under the Plan, awards of restricted stock reduce the number of shares available for award by one share for every one share awarded, up to 250,000 shares. Beyond that restricted stock reduces the shares available for award by 3.5 shares for every one share awarded.

Performance Graph

The following graph compares the cumulative return on the Company's common stock during the five year period ended December 31, 2008 to the cumulative return of the NAREIT All Equity REIT Index and the Standard and Poor's 500 Index for the same period.  The total return assumes that dividends were reinvested quarterly at the same price as provided under the Company's Dividend Reinvestment and Direct Stock Purchase Plan (with a discount for 2004, and without a discount for 2005 through 2008) and is based on a $100 investment on December 31, 2003.  Stockholders should note that past performance does not predict future results.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
HME	$100.00	$113.32	$114.30	$174.19	$138.65	$132.86
NAREIT Equity	$100.00	$131.58	$147.59	$199.33	$168.05	$104.65
S&P 500	$100.00	$110.87	$116.32	$134.69	$142.09	$89.52

Our future filings with the SEC may "incorporate information by reference," including this Form 10-K.  Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Index to Consolidated Financial Statements

Issuer Purchases of Equity Securities

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units.  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company's Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2007, the Company had authorization to repurchase 1,362,748 shares of common stock and UPREIT Units under the stock repurchase program.  During the first quarter of 2008, the Company repurchased 1,071,588 shares at a cost of $49,996,219, and on May 1, 2008, the Board granted authorization to repurchase up to an additional two million shares/units, resulting in a remaining authorization level of 2,291,160 shares/units as of December 31, 2008.

The following table summarizes the total number of shares (units) repurchased by the Company during the year ended December 31, 2008:

			Total	Board
			shares/units	approved	Maximum
			Purchased	increase	shares/units
	Total	Average	under	under	available under
	shares/units	price per	Company	Company	the Company
Period	purchased (1)	share/unit	Program	Program	Program
Balance January 1, 2008:					1,362,748
January, 2008	1,453	$44.25	-	-	1,362,748
February, 2008	12,570	46.88	-	-	1,362,748
March, 2008	1,073,507	46.66	1,071,588	-	291,160
April, 2008	382	51.04	-	-	291,160
May, 2008	10,104	50.62	-	2,000,000	2,291,160
June, 2008	561	51.60	-	-	2,291,160
July, 2008	2,071	52.56	-	-	2,291,160
August, 2008	20,446	54.20	-	-	2,291,160
September, 2008	571	53.42	-	-	2,291,160
October, 2008	2,816	40.40	-	-	2,291,160
November, 2008	13,717	36.66	-	-	2,291,160
December, 2008	2,137	39.18	-	-	2,291,160
Balance December 31, 2008:	1,140,335	$46.70	1,071,588	2,000,000	2,291,160

(1)
During 2008, and as permitted by the Company's stock option plans, 9,874 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise.  These shares were returned to the status of authorized but unissued shares.  In addition, the Company repurchased 58,873 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's Dividend Reinvestment and Direct Stock Purchase Plan.

Index to Consolidated Financial Statements

Item 6.                      Selected Financial and Operating Information

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K (amounts in thousands, except per share and unit data).
	2008	2007	2006	2005	2004
Revenues:
Rental income	$466,620	$448,919	$392,892	$351,047	$322,261
Other income (1)	43,330	39,711	31,169	20,747	17,077
Total revenues	509,950	488,630	424,061	371,794	339,338
Expenses:
Operating and maintenance	214,485	203,106	177,339	161,486	145,489
General and administrative	25,491	23,413	22,626	19,652	23,978
Interest	118,959	117,958	103,270	88,644	73,827
Depreciation and amortization	115,020	107,037	89,819	75,338	65,751
Impairment of assets held as general partner	4,000	-	-	400	1,116
Total expenses	477,955	451,514	393,054	345,520	310,161
Income from operations before gain on early extinguishment of debt and equity in losses of unconsolidated affiliates	31,995	37,116	31,007	26,274	29,177
Gain on early extinguishment of debt	13,884	-	-	-	-
Equity in losses of unconsolidated affiliates	-	-	-	-	(538)
Income before minority interest, discontinued operations, loss on disposition of property and business and cumulative effect of change in accounting principle	45,879	37,116	31,007	26,274	28,639
Minority interest in limited partnership	-	-	-	-	441
Minority interest in operating partnerships	(13,361)	(9,729)	(7,585)	(6,592)	(6,871)
Income from continuing operations	32,518	27,387	23,422	19,682	22,209
Discontinued operations, net of minority interest	37,148	34,157	87,063	61,830	25,201
Income before loss on disposition of property and business and cumulative effect of change in accounting principle	69,666	61,544	110,485	81,512	47,410
Loss on disposition of property and business, net of minority interest	-	-	-	-	(67)
Income before cumulative effect of change in accounting principle	69,666	61,544	110,485	81,512	47,343
Cumulative effect of change in accounting principle, net of minority interest	-	-	-	-	(321)
Net income	69,666	61,544	110,485	81,512	47,022
Preferred dividends	-	(1,290)	(5,400)	(6,279)	(7,593)
Preferred stock issuance costs write-off	-	(1,902)	-	-	-
Net income available to common shareholders	$69,666	$58,352	$105,085	$75,233	$39,429
Basic earnings per share data:
Income from continuing operations	$1.02	$0.73	$0.55	$0.42	$0.44
Discontinued operations	1.16	1.03	2.66	1.93	0.77
Cumulative effect of change in accounting principle	-	-	-	-	(0.01)
Net income available to common shareholders	$2.18	$1.76	$3.21	$2.35	$1.20
Diluted earnings per share data:
Income from continuing operations	$1.00	$0.72	$0.54	$0.42	$0.44
Discontinued operations	1.15	1.01	2.61	1.91	0.75
Cumulative effect of change in accounting principle	-	-	-	-	(0.01)
Net income available to common shareholders	$2.15	$1.73	$3.15	$2.33	$1.18
Cash dividends declared per common share	$2.65	$2.61	$2.57	$2.53	$2.49
Balance Sheet Data:
Real estate, before accumulated depreciation	$3,872,390	$3,680,155	$3,451,762	$3,330,710	$3,123,901
Total assets	3,317,207	3,216,423	3,240,418	2,977,870	2,816,796
Total debt (including held for sale)	2,323,331	2,189,289	2,124,313	1,924,086	1,702,722
Redeemable/convertible preferred stock (2)	-	-	60,000	60,000	85,000
Stockholders' equity	646,678	668,061	755,617	656,812	720,422
Other Data:
Net cash provided by operating activities	$160,081	$162,558	$162,996	$136,466	$159,342
Net cash provided by (used in) investing activities	(80,584)	(87,553)	159,653	(179,944)	(160,654)
Net cash provided by (used in) financing activities	(79,039)	(187,108)	(209,828)	40,944	3,284
Funds From Operations – Diluted, as adjusted by the Company (3)	162,361	151,067	147,089	137,606	126,953
Weighted average number of shares/units outstanding:
Shares – Basic	31,991,817	33,130,067	32,697,794	31,962,082	32,911,945
Shares – Diluted	32,332,688	33,794,526	33,337,557	32,328,105	33,314,038
Shares/units – Basic	45,200,405	46,520,695	47,262,678	47,714,251	48,675,038
Shares/units – Diluted	45,541,276	47,185,154	47,902,441	48,411,325	49,910,464
Total communities owned at end of period	110	123	123	153	150
Total apartment units owned at end of period	37,130	37,496	36,954	43,432	41,776

Index to Consolidated Financial Statements

(1)	Other income includes property other income, interest income and other income.

(2)	Redeemable preferred stock was redeemable solely at the option of the Company.

(3)
Pursuant to the revised definition of Funds From Operations ("FFO") adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")) excluding gains or losses from sales of property, minority interest and extraordinary items plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares.  In 2008, 2007 and 2006, the Company added back debt extinguishment costs which were incurred as a result of repaying property specific debt triggered upon sale as a gain or loss on sale of the property.  Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition.  The Company believes all adjustments not specifically provided for are consistent with the definition.

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

Index to Consolidated Financial Statements

(3)	(continued)

The following table sets forth the calculation of FFO for the previous five years, beginning with "net income available to common shareholders" from the Company's audited financial statements prepared in accordance with GAAP:

	2008	2007	2006	2005	2004
Net income available to common shareholders	$69,666	$58,352	$105,085	$75,233	$39,429
Convertible preferred dividends(a)	-	-	-	880	2,194
Depreciation from real property(b)	114,260	110,536	99,421	97,686	91,564
Impairment on general partner investment	-	-	-	-	945
Loss from sale of property	-	-	-	-	50
Minority interest	13,361	9,729	7,585	6,592	6,871
Minority interest – discontinued operations	233	1,637	3,976	3,865	6,686
Gain from sale of discontinued operations	(36,572)	(30,077)	(78,748)	(46,650)	(21,107)
Cumulative effect of change in accounting principle	-	-	-	-	321
FFO – Diluted, as defined by NAREIT	160,948	150,177	137,319	137,606	126,953
Loss from early extinguishment of debt in connection with sale of real estate	1,413	890	9,770	-	-
FFO – Diluted, as adjusted by the Company	$162,361	$151,067	$147,089	$137,606	$126,953

Weighted average common shares/units outstanding (in thousands):
Basic	45,200.4	46,520.7	47,262.7	47,714.3	48,675.0
Diluted(a)	45,541.3	47,185.2	47,902.4	48,411.3	49,910.5
FFO as adjusted by the Company per share diluted (a)	$3.57	$3.20	$3.07	$2.84	$2.54

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

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of the Company's business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the selected financial data included elsewhere in this Form 10-K.  This Form 10-K, including the following discussion, contains forward-looking statements regarding future events or trends as described more fully under "Forward-Looking Statements" on page 56.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Item 1A, "Risk Factors," of this Form 10-K.

Index to Consolidated Financial Statements

The Company is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast, Mid-Atlantic and Southeast Florida markets.  As of December 31, 2008, the Company operated 112 apartment communities with 38,280 apartments.  Of this total, the Company owned 110 communities, consisting of 37,130 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one property with 282 apartments for a third party.

Executive Summary

The Company operated during 2008 in a declining economic environment.  For historical reference, from 2004 through 2007, both the Company's markets and the country as a whole experienced positive job growth; 1.0%, 1.1%, 1.2% and 1.0% for the Company, and 1.7%, 1.5%, 1.7% and 0.9% for the country, respectively.  An increase in job growth leads to household formations, which creates an increase in demand for rental housing.  In addition, during 2006 and continuing through 2008, the rising home mortgage interest rates and subsequent sub-prime lending crisis issues made it more difficult for residents who may have considered purchasing a home.   After years of home ownership being the number one reason our residents gave for moving out of our apartment communities, it dropped to number two in 2007 and number three in 2008.  In the three-year period from 2004 to 2006, home purchases represented, on average, over 19% of our move-outs.  In 2007 and 2008, we experienced the first significant drop in years, with move out for home purchase declining to 15.5% and 12.0%, respectively.  Continued uncertainty in the mortgage lending industry could push this level down further, which could positively affect our turnover rates, rental rates and occupancy, which all will all be challenged in 2009 as the recessionary environment continues.  As referenced in our Market Demographics table on Page 11 of this report, job growth for our markets declined in 2008 with 1.2% negative growth over 2007, after four years of approximately 1.1% positive job growth in 2004 through 2007.  As there is usually a lag between job loss and its effect on household formation, this decline did not create a measurable decreased demand for our apartments until very late in 2008.  This reduced demand will put pressure on our ability in 2009 to raise rents and maintain occupancy.

The reason for using rent concessions, and the ultimate level of those concessions, has been consistent the last few years, with concessions in 2006 and 2007 at just slightly over 90 basis points.  During late 2007, the Company started converting to a new property management operating system ("MRI") that wasn't fully rolled out until late spring 2008.  The Company implemented a Lease Rent Options ("LRO") program that no longer uses concessions to set market rents.  Concessions continued in the legacy operating system but were phased out during the year upon converting properties to the new program.  Under the new program rents are set to market daily, based on apartment availability, local supply of and demand for units, and pricing.  Therefore, concessions dropped considerably in 2008 to 37 basis points of rent potential.  Rent concessions are still used, but sparingly, in specific locations for specific units.  For comparison, rent concessions were only 15 basis points for the fourth quarter of 2008.

The Company owned 102 communities with 34,560 apartment units throughout 2007 and 2008 where comparable operating results are available for the years presented (the "2008 Core Properties"). Occupancies at the 2008 Core Properties increased slightly, by 20 basis points, from 94.8% to 95.0%.  Occupancies in the fourth quarter of 2008 averaged 94.9%, compared to 94.6% a year ago.  Including bad debt in the calculation to arrive at economic occupancy, this metric decreased slightly, from 93.9% in 2007 to 93.7% in 2008.  The level of bad debt increased in 2008 to 125 basis points compared to 84 basis points in 2007.  The Company has taken measures to reduce this level by taking a more active role in the collection of receivables instead of relying on third party providers.  The addition of utility reimbursements for residents has increased receivables, which along with the recession, has put pressure on our ability to limit bad debts to historical levels.  For 2009, we are projecting bad debts to be just over 130 basis points of rent potential.

The Company uses a measurement referred to as Available to Rent, or ATR.  This is a leading indicator of future occupancy rates and refers to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates.  As of the middle of February, 2009, our ATR was 6.8%, compared to the same time period a year ago when ATR was 6.1%.  This suggests that occupancy could decline as we expect to have more units available to rent in the near future.  For 2009, we are projecting physical occupancy averaging 0.6% below 2008.

Index to Consolidated Financial Statements

Total Core Properties rental revenue growth for 2008 was projected to be 3.3%, consisting of 3.1% in rental rate growth and 0.2% in economic occupancy improvement.  Actual results were 2.7% in rental rate growth, and 0.2% decrease in economic occupancy, resulting in 2.5% total rental revenue growth, or 80 basis points lower than guidance.  It is difficult to compare rental growth without including the utility recovery revenue which is classified as property other income.  The Company recorded $20.2 million of recovery revenue in 2008 versus $17.4 million in 2007.  Actual results, including utility recovery revenue, were 3.3% in rental rate growth and 0.2% decrease in economic occupancy, totaling 3.1% total rental revenue growth including utility recovery income.

The guidance for 2009 Core Properties (apartment units owned throughout 2008 and 2009, the "2009 Core Properties") revenue growth is 1.6%.  Rental rates are projected to increase 2.3%, including above-average rental increases at certain communities resulting from continued efforts to upgrade the properties.  Economic occupancies are expected to decrease 0.9% for the year, such that rental revenues are projected to increase 1.4%.  Property other income is expected to rise year over year, increasing the 1.4% rental revenue growth to 1.6% total revenue growth.  Driving the property other income growth is a $1.2 million increase from utility recovery income.

Expenses for 2009 Core Properties are projected to increase 3.5%.  See below under "Results of Operations" for more details on expense comparisons.

These revenue and expense projections result in 2009 Core Properties net operating income ("NOI") growth of 0.3% at the mid-point of 2009 guidance.  Markets where the Company expects above average NOI growth include: Washington, D.C. 1.7%; New York City Metro area 1.1%; and Baltimore 0.4%.  Markets with below average expectations include: Philadelphia -0.5%; Maine -1.2%; Chicago -1.5%; Boston -2.8%; and Florida -5.0%.  Certain historical demographic information for these markets may be found in the tables on Pages 11 and 12 of this report.

Of the two items comprising NOI, revenue and operating expenses, the revenue component is likely to be more volatile.  It is difficult to predict how much worse the present economy could become or when the ultimate recovery will commence, factors in determining job growth (loss) and housing demand.  A worsening economic recession could put pressure on the Company's ability to reach the mid-point of guidance.  An economic recovery sooner than anticipated could allow the Company to achieve results above the mid-point of guidance.  The Company has given FFO guidance for 2009 with a range of $3.04 to $3.28 per share.

The Company has anticipated no new acquisitions in its budget for 2009.  The Company is committed to a disciplined approach to acquisitions, and with rising cap rates and lack of confidence in underwriting positive NOI growth, coupled with a difficult credit market, we believe that this is a time to conserve capital, keep our powder dry, and wait for a better day to continue our long-term growth strategy.  The Company is also targeting $110 million in dispositions from properties that have reached their potential.

During 2009, the Company will target leverage of approximately 53.5% (equal to the level at year end 2008) of debt-to-total market capitalization (calculated using NAV to estimate equity value) in order to meet the goals described above.

Results of Operations (dollars in thousands, except unit and per unit data)

Comparison of year ended December 31, 2008 to year ended December 31, 2007.

The Company owned 102 communities with 34,560 apartment units throughout 2007 and 2008 where comparable operating results are available for the years presented (the "2008 Core Properties").  For the year ended December 31, 2008, the 2008 Core Properties showed an increase in total revenues of 3.4% and a net operating income increase of 3.3% over the 2007 period.  Property level operating expenses increased 3.6%.  Average physical occupancy for the 2008 Core Properties increased from 94.8% to 95.0%, with average monthly rental rates increasing 2.7% to $1,135 per apartment unit.

Index to Consolidated Financial Statements

A summary of the 2008 Core Properties NOI is as follows:
	2008	2007	$ Change	% Change
Rent	$441,266	$430,377	$10,889	2.5%
Utility recovery revenue	20,197	17,360	2,837	16.3%
Rent including recoveries	461,463	447,737	13,726	3.1%
Other income	20,477	18,332	2,145	11.7%
Total revenue	481,940	466,069	15,871	3.4%
Operating and maintenance	(200,684)	(193,779)	(6,905)	(3.6%)
Net operating income	$281,256	$272,290	$8,966	3.3%

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

During 2008, the Company acquired and developed a total of 861 apartment units in three communities (the "2008 Acquisition Communities").  In addition, the Company experienced full-year results for the 1,709 apartment units in six apartment communities (the "2007 Acquisition Communities") acquired and developed during 2007.  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2008.  In addition, the reported income from operations include the consolidated results of one investment where the Company is the managing general partner that has been determined to be a Variable Interest Entity ("VIE").

A summary of the NOI from continuing operations for the Company as a whole is as follows:
	2008	2007	$ Change	% Change
Rent	$466,620	$448,919	$17,701	3.9%
Utility recovery revenue	20,703	17,563	3,140	17.9%
Rent including recoveries	487,323	466,482	20,841	4.5%
Other income	22,061	19,061	3,000	15.7%
Total revenue	509,384	485,543	23,841	4.9%
Operating and maintenance	(214,485)	(203,106)	(11,379)	(5.6%)
Net operating income	$294,899	$282,437	$12,462	4.4%

During 2008, the Company disposed of fifteen properties in six transactions with a total of 1,227 units, which had partial results for 2008 and full year results for 2007 (the "2008 Disposed Communities").  During 2007, the Company disposed of five properties with a total of 1,084 units, which had partial results for 2007 and full year results for 2006 (the "2007 Disposed Communities").  The results of these disposed properties have been reflected in discontinued operations and are not included in the table above.

Index to Consolidated Financial Statements

For the year ended December 31, 2008, income from operations (income before minority interest, and discontinued operations) increased by $8,763 when compared to the year ended December 31, 2007.  The increase was primarily attributable to the following factors:  an increase in rental income of $17,701, an increase in property other income of $6,140, and a gain on early extinguishment of debt of $13,884.  These changes were partially offset by a decrease in interest and other income of $2,521, an increase in operating and maintenance expense of $11,379, an increase in general and administrative expense of $2,078, an increase in interest expense of $1,001, an increase in depreciation and amortization of $7,983, and an impairment of assets held as general partner of $4,000.  Each of the items are described in more detail below.

Of the $20,841 increase in rental income including utility recoveries, $5,003 is attributable to the 2007 Acquisition Communities, $2,137 is attributable to the 2008 Acquisition Communities partially offset by a $25 decrease attributable to the consolidation of the VIE.  The balance of $13,726 relates to a 3.1% increase from the 2008 Core Properties due primarily to an increase of 2.7% in weighted average rental rates, accompanied by a decrease in economic occupancy from 93.9% to 93.7%, resulting in 2.5% rental growth before utility recovery revenue.  Included in the Core increase is $2,837 which represents increased utility recovery revenue compared to 2007 attributable to the Company's water & sewer, heat, and electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the early part of the third quarter of 2007.

In the current economic environment, it is very difficult to project rental rate and occupancy results.  The Company has provided guidance for 2009, which, at the mid-point of the range, anticipates 2009 Core Properties revenue growth of 1.6%, including utility recovery and above-average rental increases from the continued efforts to upgrade the properties.  Physical occupancy levels are expected to decline from the level at the end of the fourth quarter of 2008, producing an expected average for 2009 Core Properties of 94.3%, 60 basis points lower than all of 2008.  In addition, bad debts are expected to increase with the result of decreasing rental revenue growth by 30 basis points.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2008 by $3,000.  Of this increase, $330 is attributable to the 2007 Acquisition Communities and $572 is attributable to the 2008 Acquisition Communities; partially offset by a $47 decrease attributable to the VIE.  The balance of $2,145 relates to an 11.7% increase from the 2008 Core Properties resulting from increased emphasis on charging early termination fees and late charges as compared to 2007.

Interest income decreased $1,797 due to a lower level of invested excess cash on hand.  The 2007 period realized higher interest income from proceeds of the fourth quarter 2006 and third and fourth quarter 2007 property dispositions and proceeds from exchangeable senior notes awaiting reinvestment into replacement and development property.

Other income, which is comprised of management and other real estate service fees recognized by the Company, decreased by $724, primarily due to a $612 reduction in post closing consultation fees recognized between periods.  The first half of 2007 realized higher fees as a result of the significant fourth quarter 2006 property dispositions.

Of the $11,379 increase in operating and maintenance expenses, $3,023 is attributable to the 2007 Acquisition Communities, $699 is attributable to the 2008 Acquisition Communities and a $752 increase attributable to the consolidation of the VIE reflecting an increase in repairs & maintenance that occurred in 2008.  The balance for the 2008 Core Properties, a $6,905 increase in operating expenses or 3.6%, is primarily a result of increases in repairs and maintenance, property insurance and real estate taxes.  These increases were offset in part by reductions in gas heating and snow removal costs.

Index to Consolidated Financial Statements

The breakdown of operating and maintenance costs for the 2008 Core Properties by line item is listed below:

	2008	2007	$ Variance	% Variance
Electricity	$8,427	$7,988	$(439)	(5.5%)
Gas	19,115	20,059	944	4.7%
Water & sewer	13,372	12,956	(416)	(3.2%)
Repairs & maintenance	29,367	27,304	(2,063)	(7.6%)
Personnel expense	43,935	43,059	(876)	(2.0%)
Advertising	4,319	4,545	226	5.0%
Legal & professional	1,763	1,378	(385)	(27.9%)
Office & telephone	5,434	5,518	84	1.5%
Property insurance	12,007	10,143	(1,864)	(18.4%)
Real estate taxes	44,482	42,283	(2,199)	(5.2%)
Snow	724	1,101	377	34.2%
Trash	3,380	2,907	(473)	(16.3%)
Property management G&A	14,359	14,538	179	1.2%
Total	$200,684	$193,779	$(6,905)	(3.6%)

Natural gas heating costs were down $944, or 4.7%, from a year ago, due mostly from decreases in natural gas pricing as a direct result of the Company's natural gas purchasing program.  For 2008, our natural gas weighted average cost was $8.36 per decatherm compared to $8.89 for the 2007 period, a 6.0% decrease.  The savings on the commodity was partially offset by a slight increase in consumption during 2008.

As of January 31, 2009, the Company had fixed-price contracts covering approximately 95.3% of its natural gas exposure for the balance of the 2008/2009 heating season.  Risk is further diversified by staggering contract term expirations.  For the balance of the 2008/2009 heating season, the Company estimates the average price per decatherm will be approximately $8.42.  For calendar year 2009, where the Company has coverage for 85% of its exposure, the Company's negotiated average price per decatherm was approximately $8.29, with an all-in weighted expectation of $7.87 including an estimate for the 15% variable portion.    The Company has provided guidance for 2009 which anticipates a 7.5% increase in natural gas heating costs.  This is based on the thirty-year average for the number of degrees days for 2009.  Even though the cost per decatherm is expected to go down slightly, usage is expected to increase to normal levels as the first quarter of 2008 was unseasonably mild.  For guidance, the portion of the calendar year not covered by fixed price contracts (15%) is assumed to be priced at a level that reflects twelve month strip pricing as of January, 2009.

Water & sewer costs were up $416, or 3.2% from a year ago due primarily to two properties realizing refunds of $223 during 2007 relating to the correction of metering issues that did not reoccur in 2008 with the balance of the increase, $193, or 1.5%, attributable to general cost increases being assessed by local municipalities; however, the water & sewer recovery program, which became fully phased in during 2006, enables the Company to recapture much of these cost increases from our residents.  The guidance for 2009 reflects an increase of 2.9%.

Repairs & maintenance expenses were up $2,063, or 7.6%, primarily due to the 2007 period including $602 more in recoveries from insurance claims.  Without the impacts of these insurance recoveries, the recurring repairs & maintenance expenses increased $1,461, or 5.4%, mostly in contract repairs and cleaning.  The Company has provided guidance for 2009 which anticipates a 5.8% increase in repairs and maintenance.

Personnel expenses were up $876 or 2.0% over 2007.  Of the increase, $798 is reflective of changes in health and workers compensation reserves between periods.  In 2007, reserves were increased by $779 as compared to 2008, where we were able to decrease these reserves by $19.  The swing in the reserves between periods reflects the variable nature of health and workers compensation claims. The balance of the increase in personnel costs after reserve changes was $1,674, or 3.9%, which includes a 2.7% salary and wage increase between periods.  The guidance for 2009 reflects an increase of 3.9%.

Advertising expenses were down $226, or 5.0% in 2008 and is reflective of the resident marketing program which places less emphasis and spending on print media and more focus on referrals and internet based methods which have resulted in a 10% increase in traffic in 2008 as compared to 2007.

Index to Consolidated Financial Statements

Legal & professional expenses were up $385, or 27.9%, primarily due to a specific reserve for pending litigation.

Property insurance costs increased $1,864, or 18.4%, primarily attributed to a change in how the Company is exposed to the self-insurance portion of the November 1, 2008 policy renewal.  Historically, we had a $250 deductible per occurrence, so we were responsible for the first $250 on a large fire loss.  For the new policy year, we are responsible for an aggregate retention amount of $2,250 for all losses before a smaller deductible of $100 on each occurrence thereafter.  In looking at the year from an actuarial perspective, the new pricing should produce similar results over the 12-month policy period, but could produce volatility for the year.  Less than two months into the policy period, we suffered a $1,300 loss from a large fire on Christmas night, or almost 60% of the aggregate retention for the year.  As we are 100% responsible for this loss, the entire $1,300 loss was recognized in December, 2008.  During 2009, we expect this volatility to reverse out as we use up the retention and kick into a smaller deductible.  The guidance for 2009 reflects a decrease of 14.7% in insurance expense.

Real estate taxes were up $2,199, or 5.2%.  The contributing factor was $1,081 in refunds received in 2007 from successful tax assessment appeals compared to $590 in the 2008 period.  Without the impact of refunds, recurring taxes were up $1,708, or 4.0%.  The Company expects real estate taxes to increase 7.3% in 2009 as additional assessment reductions are not anticipated, although the Company will continue initiatives to challenge assessments and obtain cost reductions.

Snow removal costs were down $377, or 34.2%.  The year 2007 produced above normal snowfalls compared to below normal snowfalls in 2008.  Snow removal costs are anticipated to increase to normal levels in 2009, and the guidance reflects a 7.0% increase

Trash removal costs were up $473, or 16.3%, driven by higher costs, including fuel surcharges, being passed through to the Company by trash haulers.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2008 Core Properties was 41.6% for both 2008 and 2007.  The consistent performance resulted from the 3.4% increase in total revenue achieved through ongoing efforts to upgrade and reposition properties for maximum potential and a full year impact of the Company's roll out of its heating cost recovery program, which began in 2005; partially offset by the 3.6% increase in operating and maintenance expense.  In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses ("G&A") increased in 2008 by $2,078 or 8.9% from $23,413 in 2007 to $25,491 in 2008.  G&A as a percentage of total revenues (including discontinued operations and gain on early extinguishment of debt) were 4.8% for 2008 as compared to 4.6% for 2007.  If not for $520 in one-time uncompleted transaction costs expensed in the third quarter of 2007, the G&A as a percentage of total revenues would have been 4.5% in 2007.  Stock-based compensation expenses were up $1,016 in 2008 as compared to 2007.  The 2008 stock plan contained vesting conditions that triggered a $388 increase in director restricted stock compensation recognized in the second quarter of 2008 as compared to the terms in the prior plans.  It is important to note that this is a timing difference only and that the total value of the stock awards was similar between years.  Also, the change in estimated forfeitures from the 2003 grant year added $195 more expense in the current period.  Incentive bonus expense was up $835 in 2008 as compared to 2007, which was driven by the increases in the Company's operating performance and increases in base salaries as compared to prior year.  The rollout, training and support of the new property management systems accounted for staff and consulting increases of $328 within the information systems department.  Additionally, the ramp-up of the development department accounted for a $285 increase.  A decrease of $312, or 21.0%, was realized in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.  The Company has provided guidance for 2009 which anticipates a 5.5% decrease in G&A, generally from reduced incentive compensation associated with expectations of reduced earnings and other areas where the Company has identified expense reductions.

Index to Consolidated Financial Statements

Interest expense increased by $1,001 in 2008 primarily as a result of a full year of interest expense for the 2007 Acquisition Communities, increased borrowings on the line of credit and the increased borrowings for the 2008 Acquisition Communities, partially offset by capitalized interest, which was $2,031 higher due to increased development levels in 2008 as compared to 2007.  In addition, amortization from deferred charges relating to the financing of properties totaled $2,989 and $2,929, and was included in interest expense for 2008 and 2007, respectively.

Depreciation and amortization expense increased $7,983 due to the incremental depreciation on the capital expenditures for additions and improvements to the Core Properties in 2008 and 2007 of $94,003 and $79,593, respectively; a full year of depreciation expense for the 2007 Acquisition Communities as well as the additional depreciation expense on the 2008 Acquisition Communities.

In the fourth quarter of 2008, the Company made a formal decision to pursue the sale of its general partnership interest in it's VIE.  This decision, and the resulting shortened holding period, resulted in a re-valuation of the underlying real estate and goodwill of the partnership.  The Company performed a valuation analysis on the underlying real estate, and as a result, recorded a $4,000 impairment charge to reduce its long-term asset's net book value to fair market value including a $394 impairment charge to write off the goodwill associated with the management contract.

During October and November 2008, the Company repurchased and retired $60,000 face value of its exchangeable senior notes for $45,360, in several privately-negotiated transactions resulting in a gain on early extinguishment of debt of $13,884, after the write off of $756 unamortized debt issuance costs.

Minority interest increased $3,632 as a direct result of the gain on early extinguishment of debt, plus an increase in the minority interest percentage over the prior year.

Included in discontinued operations for 2008 are the operating results, net of minority interest, of the 2008 Disposed Communities.  Included in discontinued operations for 2007 are the operating results, net of minority interest, of the 2008 and 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the $36,572 gain on disposition of property reported for 2008 is the sale of fifteen apartment communities where the Company recorded a combined gross gain on sale of $51,559, net of minority interest of $14,987.

Included in the $30,077 gain on disposition of property reported for 2007 is the sale of five apartment communities where the Company has recorded a combined gross gain on sale of $42,126, net of minority interest of $12,049.

Net income increased $8,122 primarily due to the gain of early extinguishment of debt and an increase in gain on sale of discontinued operations of $6,495 in 2008 compared to 2007; partially offset by $5,121 lower income from continuing operations before gain on early extinguishment of debt and minority interest, and $3,504 lower income from discontinued operations in 2008 compared to 2007.

Index to Consolidated Financial Statements

Comparison of year ended December 31, 2007 to year ended December 31, 2006.

The Company owned 93 communities with 31,373 apartment units throughout 2006 and 2007 where comparable operating results are available for the years presented (the "2007 Core Properties").  For the year ended December 31, 2007, the 2007 Core Properties showed an increase in total revenues of 4.1% and a net operating income increase of 5.2% over the 2006 period.  Property level operating expenses increased 2.6%.  Average physical occupancy for the 2007 Core Properties increased from 94.7% to 94.8%, with average monthly rental rates increasing 2.5% to $1,100 per apartment unit.

A summary of the 2007 Core Properties NOI is as follows:
	2007	2006	$ Change	% Change
Rent	$389,188	$379,913	$9,275	2.4%
Utility recovery revenue	16,163	8,405	7,758	92.3%
Rent including recoveries	405,351	388,318	17,033	4.4%
Other income	16,810	17,187	(377)	(2.2%)
Total revenue	422,161	405,505	16,656	4.1%
Operating and maintenance	(175,669)	(171,240)	(4,429)	(2.6%)
Net operating income	$246,492	$234,265	$12,227	5.2%

During 2007, the Company acquired and developed a total of 1,625 apartment units in six communities (the "2007 Acquisition Communities").  In addition, the Company experienced full-year results for the 3,271 apartment units in ten apartment communities (the "2006 Acquisition Communities") acquired and developed during 2006.  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2007.  In addition, the reported income from operations include the consolidated results of one investment where the Company is the managing general partner that has been determined to be a VIE.

A summary of the NOI from continuing operations for the Company as a whole is as follows:
	2007	2006	$ Change	% Change
Rent	$448,919	$392,892	$56,027	14.3%
Utility recovery revenue	17,563	8,463	9,100	107.5%
Rent including recoveries	466,482	401,355	65,127	16.2%
Other income	19,061	17,477	1,584	9.1%
Total revenue	485,543	418,832	66,711	15.9%
Operating and maintenance	(203,106)	(177,339)	(25,767)	(14.5%)
Net operating income	$282,437	$241,493	$40,944	17.0%

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

Index to Consolidated Financial Statements

For the year ended December 31, 2007, income from operations (income before minority interest, and discontinued operations) increased by $6,109 when compared to the year ended December 31, 2006.  The increase was primarily attributable to the following factors:  an increase in rental income of $56,027 and an increase in property other income of $10,684.  These changes were partially offset by a decrease in interest and other income of $2,142, an increase in operating and maintenance expense of $25,767, an increase in general and administrative expense of $787, an increase in interest expense of $14,688, and an increase in depreciation and amortization of $17,218.  Each of the items are described in more detail below.

Of the $65,127 increase in rental income including utility recoveries, $34,671 is attributable to the 2006 Acquisition Communities, $13,527 is attributable to the 2007 Acquisition Communities partially offset by a $104 decrease attributable to the consolidation of the VIE.  The balance of $17,033 relates to a 4.4% increase from the 2007 Core Properties due primarily to an increase of 2.5% in weighted average rental rates, accompanied by a decrease in average economic occupancy from 94.0% to 93.9%, resulting in 2.4% rental growth before utility recovery revenue.  Included in the Core increase is $7,758 which represents increased utility recovery revenue compared to 2006 attributable to the Company's water & sewer, heat, and  electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the early part of the third quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2007 by $1,584.  Of this increase, $1,314 is attributable to the 2006 Acquisition Communities, $667 is attributable to the 2007 Acquisition Communities and partially offset by a $377 decrease in the 2007 Core Properties and an $20 decrease attributable to the VIE.  The decrease in the 2007 Core Properties is due to a reduction of corporate apartment revenue.

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

Of the $25,767 increase in operating and maintenance expenses, $14,334 is attributable to the 2006 Acquisition Communities, $6,825 is attributable to the 2007 Acquisition Communities and a $179 increase attributable to the consolidation of the VIE.  The balance for the 2007 Core Properties, a $4,429 increase in operating expenses or 2.6%, is primarily a result of increases in personnel, property insurance, real estate taxes, water & sewer and snow removal costs.  These increases were offset in part by reductions in repairs & maintenance and gas heating costs.

Index to Consolidated Financial Statements

The breakdown of operating and maintenance costs for the 2007 Core Properties by line item is listed below:

	2007	2006	$ Variance	% Variance
Electricity	$7,150	$6,869	$(281)	(4.1%)
Gas	18,744	19,212	468	2.4%
Water & sewer	11,698	11,190	(508)	(4.5%)
Repairs & maintenance	24,424	26,141	1,717	6.6%
Personnel expense	38,548	35,423	(3,125)	(8.8%)
Advertising	4,066	3,980	(86)	(2.2%)
Legal & professional	1,330	1,203	(127)	(10.6%)
Office & telephone	5,055	5,212	157	3.0%
Property insurance	8,604	6,848	(1,756)	(25.6%)
Real estate taxes	39,311	38,301	(1,010)	(2.6%)
Snow	896	529	(367)	(69.4%)
Trash	2,659	2,432	(227)	(9.3%)
Property management G&A	13,184	13,900	716	5.2%
Total	$175,669	$171,240	$(4,429)	(2.6%)

Natural gas heating costs were down $468, or 2.4%, primarily as a result of having fixed contracts for our natural gas usage at a lower cost than last year.  For 2007, we had fixed contracts for 93% of our natural gas usage at a weighted average cost of $8.94 per decatherm.  The cost for 2006 was $9.29 per decatherm, or 3.9% higher than experienced in 2007.  The savings on the commodity coupled with savings realized through a full year impact of conservation measures implemented during 2006 were partially offset by a slight increase in consumption during 2007, as the 2006 period included above average temperatures and the 2007 heating season was closer to the thirty-year average for degree days.

Water & sewer costs were up $508, or 4.5% from a year ago due to general cost increases being assessed by local municipalities; however, the water & sewer recovery program, which became fully phased in during 2006, enables the Company to recapture much of these cost increases from our residents.

The decrease in repairs and maintenance of $1,717, or 6.6% is mainly attributed to non-recurring $1,302 reductions in 2007 due to cost reimbursements from fire losses.  After factoring the fire reimbursement, the 2007 decrease was only $415, or 1.6%, which is due in part to two large properties that were acquired in late 2005 that required significant work in the early part of 2006 to bring them up to Company standards.  This was not repeated in 2007.

Personnel expenses were up $3,125 or 8.8% over 2006.  Of the increase, $1,383 is reflective of changes in health and workers compensation expense between periods.  In 2007, reserves were increased by $385 as compared to 2006, where we were able to decrease these reserves by $998.  The swing in the reserves between periods reflects the variable nature of health and workers compensation claims. The balance of the increase in personnel costs after reserve changes was $1,742, or 4.9%, which includes a 3.1% salary and wage increase between periods.

The normal increase of property insurance costs was $2,159 or 31.5%, which is due to a general increase in our property and general liability insurance coverage's.  Insurance costs have continued to climb due to catastrophe rate increases and higher reinsurance rates.  The coverage increases were partially offset by $403 lower self-insurance reserve increases in 2007 over 2006, resulting in a net increase of $1,756, or 25.6% over 2006.

Real estate taxes were up $1,010, or 2.6%.  The contributing factor was $555 in refunds received in 2006 from successful tax assessment appeals which did not occur in the 2007 period.  Without the impact of refunds, taxes would have been up only $455, or 1.2%, which reflects continued efforts in 2007 to reduce assessments.

Snow removal costs were up $367 or 69.4%.  The year 2006 produced below normal snowfalls compared to above normal snowfalls in 2007.

Index to Consolidated Financial Statements

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2007 Core Properties was 41.6% and 42.2% for 2007 and 2006, respectively.  This 0.6% decrease resulted from the 4.1% increase in total revenue achieved through ongoing efforts to upgrade and reposition properties for maximum potential and a full year impact of the Company's roll out of its heating cost recovery program, which began in 2006; partially offset by the 2.6% increase in operating and maintenance expense.  In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses ("G&A") increased in 2007 by $787 or 3.5% from $22,626 in 2006 to $23,413 in 2007.  G&A as a percentage of total revenues (including discontinued operations) were 4.6% for 2007 as compared to 4.4% for 2006.  If not for $520 in one-time uncompleted transaction costs expensed in the third quarter of 2007, the G&A as a percentage of total revenues would have been 4.5% in 2007.  Additionally, the ramp-up of the development department accounted for a $453 increase.  A decrease of $264, or 15.1%, was realized in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense increased in 2007 by $14,688 as a result of a full year of interest expense for the 2006 Acquisition Communities, interest expense on the exchangeable senior notes and the increased borrowings in connection with the acquisition of the 2007 Acquisition Communities partially offset by lower interest on the line of credit, and a $2,354 increase in interest capitalized in connection with development activities.  In addition, amortization from deferred charges relating to the financing of properties totaled $2,929 and $2,389, and was included in interest expense for 2007 and 2006, respectively.

Depreciation and amortization expense increased $17,218 due to the additional depreciation expense on the 2007 Acquisition Communities and a full year of depreciation expense for the 2006 Acquisition Communities, as well as the incremental depreciation on the capital expenditures for additions and improvements to the Core Properties in 2007 and 2006 of $69,406 and $69,861, respectively.

Minority interest increased $2,144 as a direct result of the increase in income from operations, plus an increase in the minority interest percentage over the prior year.

Included in discontinued operations for 2007 are the operating results, net of minority interest, of the 2008 and 2007 Disposed Communities.  Included in discontinued operations for 2006 are the operating results, net of minority interest, of the 2008, 2007 and 2006 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

Net income decreased $48,941 primarily due to the decrease in gain on sale of discontinued operations of $48,671 and a decrease of $4,235 in the income from discontinued operations in 2007 compared to 2006; partially offset by $3,965 higher income from continuing operations in 2007 compared to 2006.

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition and development of additional properties, debt repayments and stock repurchases.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.  Management does not anticipate the acquisition of communities in 2009.

Index to Consolidated Financial Statements

The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank line of credit, described below.  The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its Unit holders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

As of December 31, 2008, the Company had an unsecured line of credit agreement with M&T Bank of $140 million which expires September 1, 2009.  The Company has had no occurrences of default through December 31, 2008.  The Company had $71 million outstanding under the credit facility and $7.4 million outstanding in letters of credit on December 31, 2008.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate of 0.44% at December 31, 2008.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

The Company has been very successful in increasing the percentage of unencumbered assets of the total property pool.  At the end of 2007, unencumbered assets were 16% of the property portfolio.  At the end of 2008, this had grown to 19%, comprising 23 owned properties with 6,812 apartment units which were unencumbered by debt.  This higher level adds flexibility as the unencumbered pool is estimated at year-end 2008 to support unsecured borrowing in excess of a half billion dollars, compared to outstanding unsecured debt at year-end 2008 of $211 million.

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

Specific to 2009, and in response to the constrictions in the credit market, the Company will be pursuing certain initiatives as follows:  1) The Company is evaluating alternatives to replace or extend the existing unsecured line of credit which matures September 1, 2009.  The Company is working with its existing lead bank and discussions suggest that there is interest from banks to participate in the Company's facility.  The Company anticipates it will be able to replace the entire $140 million.  Pricing will be more expensive, and may move from interest at 0.75% over the one-month LIBOR under the existing agreement possibly to a spread closer to 3.00%.  In addition, up-front and on-going fees could add another 75 basis points to pricing.  2) During 2008, the Company has increased the level of the value of unencumbered properties in relationship to the total property portfolio from 16% to 19%.  This higher level adds flexibility in 2009 allowing the Company to place secured financing on unencumbered assets as required.  3) The Company benefits from its multifamily focus as the Government Sponsored Enterprises ("GSEs") Fannie Mae and Freddie Mac are still very active lending to apartment owners.  Underwriting has become more stringent, but the Company believes it will be able to refinance its debt maturities during this cycle of reduced liquidity.  4)  The Company is in the fortunate position of having only $19 million of secured loans maturing in 2009.  For 2010 and 2011, that number rises to $334 million and $302 million, respectively.  The Company is currently negotiating with the GSEs on forward commitments to contractually provide for a pool of loans for approximately half of these maturities.  Under such commitment, rates would not be fixed today, but other criteria, including loan-to-value and debt service coverage requirements, would be agreed to in advance.

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

During 2008, the Company sold 15 communities for a total sales price of $124.5 million.  A gain on sale of approximately $51.6 million, before the allocation of minority interest, was realized from these sales. The Company was able to sell these properties at a weighted average first year capitalization rate of 6.8%.

Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $110 million in 2009, $68 million of which were closed during the first two months of 2009, although there can be no assurance that additional dispositions will actually occur.

Index to Consolidated Financial Statements

During 2007, the Company sold five communities, with a total of 1,084 units, for $129.5 million.  A gain on sale of approximately $42.1 million, before the allocation of minority interest, was realized from these sales.  The weighted average first year capitalization rate projected on these dispositions was 5.9%.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  During 2007, the Company issued $36.3 million in 634,863 UPREIT Units as partial consideration for three acquired properties.  During 2008, the Company issued no UPREIT Units as partial consideration for acquired properties.

The Company's DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuances.  From December 27, 2006 through September 25, 2007, the Company met demand by issuing new shares.  As of September 26, 2007, the Company switched to meeting demand through share repurchases by the transfer agent in the open market on the Company's behalf.

Management monitors the relationship between the Company's stock price and its estimated NAV.  During times when the difference between these two values is small, resulting in little "dilution" of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during 2007 or 2008.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%, which generated net proceeds of $195.8 million.  The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of the Series F Preferred Shares and property acquisitions.  The exchange terms and conditions are more fully described under "Contractual Obligations and Other Commitments", below.

During the fourth quarter of 2008, the Company repurchased $60 million of the exchangeable senior notes for $45.4 million.  A gain of $13.9 million was recognized net of unamortized issuance costs in continuing operations.

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

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  At December 31, 2006, there was approval remaining to purchase 2,606,448 shares.  During 2007, the Company repurchased 1,243,700 shares of its outstanding common stock at a cost of $58.3 million at a weighted average price of $46.86 per share.  During 2008, the Company repurchased 1,071,588 shares of its outstanding common stock at a cost of $50 million at a weighted average price of $46.66 per share.  On May 1, 2008, the Board of Directors approved an additional 2,000,000-share increase in the stock repurchase program, resulting in a remaining authorization level of 2,291,160 shares as of December 31, 2008.  The Company will continue to monitor stock prices, the net asset value, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.  The 2009 guidance assumes no share repurchases.

Index to Consolidated Financial Statements

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at December 31, 2008 (no change from initial rating) is a corporate credit rating of "BBB" (Triple-B).

As of December 31, 2008, the weighted average rate of interest on the Company's total indebtedness of $2.3 billion was 5.4% with staggered maturities averaging approximately six and one quarter years.  Approximately 95% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

The Company's net cash flow from operating activities decreased from $163 million in 2007, to $160 million in 2008.  The small decrease was principally due to improved operating performance of the 2008 Core Properties and increases in accounts payable and accrued expenses offset by increases in other assets.  A $2.5 million increase in accounts payable was due to the last check run of 2008 occurring several days earlier than in the 2007 period plus a higher level of development activity at the end of 2008 resulting in $1.4 million higher construction retainage than in 2007, and a residential fire loss occurred at the end of 2008, which resulted in a $1.3 million increase to the accrued insurance expense.  The increase in other assets was principally due to a $2.8 million increase in accounts receivable reflecting an increased number accrual days of utility recovery revenue in 2008 due to timing differences in the last billing between periods.  The 2008 accrual period was 42 days compared to 26 days for the 2007 period.  An increase of $1.7 million in prepaid real estate taxes in 2008 is attributable to the tax due dates of the 2008 acquired properties and a 2008 refinancing which required the prepayment of the 2009 taxes before the end of 2008.  The balance of the increase in other assets was due to the refinancing activities near the end of 2008 which resulted in a $1.4 million increase in rate lock deposits over 2007; more active pre-construction activities during 2008 leading to an increase of $0.5 million; and an increase of $0.5 million in insured business interruption losses in 2008; all partially offset by an $0.8 million decrease in the level of prepaid free rent, reflecting the 2008 impact of the LRO system which adjusts rental rates compared to the more prevalent 2007 practice of offering concessions as an inducement for new residents.

Cash used in investing activities was $81 million during 2008 compared to $88 million for 2007.  Cash outflows for the purchase of properties was $35 million for 2008 as compared to $108 million for 2007.  Cash used for purchase of land for development was $28 million in 2008 as compared to $47 million in 2007.  The lower outflows for purchase of properties and land during 2008 are due to the 2007 period including the redeployment of proceeds from significant 2006 dispositions and the proceeds from the exchangeable senior notes, both of which did not recur during 2008.  In addition, the acquisition environment has not produced that same level of accretive acquisition opportunities in 2008 as there were in 2007.  Withdrawals from funds held in escrow were $1 million during 2008 as compared to $42 million for 2007.  The 2007 activity represented the use of proceeds from significant 2006 dispositions which did not recur during 2008.  Cash outflows for capital improvements were $107 million during 2008 as compared to $87 million for 2007.  The higher outflow in 2008 reflects increased rehabilitation of core and non-core communities between periods, which enables higher rent increases and occupancy levels.  Cash outflows for additions to construction in progress were $33 million in 2008 as compared to $15 million in 2007.  The higher spending on development in 2008 reflects the construction of three communities as compared to one community in 2007.  During 2008, the proceeds from the sale of fifteen communities yielded $122 million or $101,000 per apartment unit as compared to $127 million or $119,000 per apartment unit in 2007 from the sale of five properties.  The lower sale price per unit in 2008 is reflective of the locations and cap rates of the sold properties as compared to the 2007 sales.

Net cash used in financing activities totaled $79 million for 2008, primarily as a result of net borrowing under our line of credit of $69 million, net borrowing on mortgage notes of $64 million and proceeds from stock option exercises of $11 million, more than offset by distributions paid to shareholders and OP Unitholders of $120 million, common stock repurchases of $54 million and $45 million for early extinguishment of exchangeable senior notes with a face value of $60 million.  Net cash used in financing activities totaled $187 million for 2007, primarily as a result of net proceeds of mortgage notes of $46 million and proceeds from stock option exercises of $10 million, more than offset by distributions paid to shareholders and OP Unitholders of $123 million, preferred stock repurchases of $60 million and common stock repurchases of $61 million.

Index to Consolidated Financial Statements

On February 9, 2009, the Board of Directors declared a dividend of $0.67 per share for the quarter ended December 31, 2008.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable February 27, 2009 to shareholders of record on February 20, 2009.

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

Revenue Recognition

The Operating Partnership leases its residential apartment units under leases with terms generally one year or less.  Rental income is recognized on a straight-line basis over the related lease term.  As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. In accordance with SFAS No. 141, Business Combinations ("SFAS 141"), the Company recognizes rental revenue of acquired in-place "above and below" market leases at their fair value over the weighted average remaining lease term.  Property other income, which consists primarily of income from operation of laundry facilities, utility recovery, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned (when the services are provided, or when the resident incurs the charge).

Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

Real Estate

Real estate is recorded at cost.  Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements.  Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms.  Interest costs are capitalized until construction is substantially complete.  There was $5,472, $3,441 and $1,087 of interest capitalized in 2008, 2007 and 2006, respectively.  Salaries and related costs capitalized for 2008, 2007 and 2006 were $3,537, $1,967 and $2,097, respectively.  When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income.  Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

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

Index to Consolidated Financial Statements

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

The acquisitions of minority interests for shares of the Company's common stock are recorded under the purchase method with assets acquired reflected at the fair market value of the Company's common stock on the date of acquisition.  The acquisition amounts are allocated to the underlying assets based on their estimated fair values.  There were 625,759 and 478,318 shares of UPREIT Units converted to common stock, during 2008 and 2007, respectively.  The Company made adjustments in the amount of $17,793 and $16,475, during 2008 and 2007, respectively, to record the fair market value of the conversions.

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

Included in discontinued operations for the three years ended December 31, 2008 are the operating results, net of minority interest, of 59 apartment community dispositions (15 sold in 2008, 5 sold in 2007 and 39 sold in 2006).  For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

Index to Consolidated Financial Statements

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

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2008, 2007 and 2006, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital.

Included in total assets on the Consolidated Balance Sheets are deferred tax assets of $10,176 and $10,149 as of December 31, 2008 and 2007, respectively.  The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $10,176 and $10,149 for the years ended December 31, 2008 and 2007, respectively.  The deferred tax assets are associated with HPRS who performs certain of the residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

Variable Interest Entities

Effective March 31, 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements.  The interpretation addresses consolidation by businesses of special purpose entities (variable interest entities, "VIE").

The Company is currently the general partner in one VIE with a total of 868 units syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of this partnership for a management fee.  In addition, the Company has certain operating deficit and tax credit guarantees to its limited partner.  The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the Consolidated Balance Sheets of including this VIE as of December 31, 2008 and 2007 includes total assets of $14,136 and $19,241, total liabilities of $18,056 and $17,703 and partners equity (deficiency) of  ($3,920) and $1,538, respectively.  The VIE is included in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006.

During the fourth quarter of 2008, the Company determined to pursue a strategy to sell its general partner interest in the VIE as a result of continued deterioration in property performance and the surrounding market in general.  In addition, the Limited Partner of the VIE agreed to allow the Company to pursue an exit strategy.  This decision to

Index to Consolidated Financial Statements

pursue a plan to exit the property lead to a re-evaluation of the holding period cash flows and resulting fair market value of the VIE's assets under SFAS 144.  Under the guidance of SFAS 144, the Company estimated the undiscounted cash flows for the hold period along with a residual sales value.  The undiscounted cash flows of the assets did not equal or exceed the assets net book value, which is indicative of an impairment of the asset.  In order to determine the amount of the impairment, the Company calculated the fair value of the assets by using a weighted combination of a direct capitalization approach and a comparable sales approach, as this combination was deemed to be the most indicative of the Company's fair value in an orderly transaction between market participants.  The data used to determine the fair market value included historical industry data for estimated capitalization rates, historical and budgeted NOI for the VIE, and recent comparable sales in the market in which the property is located.  This resulted in an impairment charge of $4,000 (including $394 of goodwill), which is included in the impairment of assets held as general partner.  As more fully described in Note 15, the fourth quarter 2008 events leading to the impairment of the VIE did not satisfy the criteria for held for sale treatment, accordingly, the VIE is not included in discontinued operations for the period presented.

Acquisitions and Dispositions (dollars in thousands, except unit and per unit data)

In 2008, the Company acquired two communities with a total of 813 units for total consideration of $100,400, or an average of approximately $123,500 per unit.  For the same time period, the Company sold fifteen properties with a total of 1,227 units for total consideration of $124,500, or an average of $101,400 per unit.  The weighted average expected first year cap rate of the 2008 Acquisition Communities was 6.8% and of the 2008 Disposed Communities was 6.8%.  The weighted average unleveraged IRR during the Company's ownership for the properties sold was 13.3%.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company's line of credit matures in September 2009, and had $71 million outstanding at December 31, 2008.  The $2.1 billion in mortgage notes payable have varying maturities ranging from 6 months to 26 years.  The principal payments on the mortgage notes payable for the years subsequent to December 31, 2008, are set forth in the table below as "Long-term debt."

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the indenture of $0.64 per share.  The adjusted exchange price at December 31, 2008 was $73.11 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company's option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date. During October and November 2008, the Company repurchased and retired $60 million face value of its exchangeable senior notes for $45.4 million, in several privately-negotiated transactions at a 24.4% discount from face value.  A gain on debt extinguishment of approximately $13.9 million (net of $0.76 million in unamortized debt issuance costs that were written off) was recorded in the fourth quarter of 2008.

Index to Consolidated Financial Statements

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

Purchase obligations represent those costs that the Company is contractually obligated to pay in the future.  The significant components of this caption are costs for capital improvements at the Company's properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising.  The purchase obligations include amounts tied to contracts, some of which expire in 2009.  It is the Company's intention to renew these normal operating contracts; however, there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt (1)	$2,112,331	$46,088	$396,381	$316,773	$174,881	$217,093	$961,115
Exchangeable senior notes (1)	140,000	-	-	140,000	-	-	-
Line of credit (1)	71,000	71,000	-	-	-	-	-
Operating leases	3,181	2,241	482	266	192	-	-
Purchase obligations	7,180	5,565	788	457	370	-	-
Total (2)	$2,333,692	$124,894	$397,651	$457,496	$175,443	$217,093	$961,115

(1)	Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Notes 4, 5 and 6 to the Consolidated Financial Statements.

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

Capital Improvements (dollars in thousands, except unit and per unit data)

Effective January 1, 2007, the Company updated its estimate of the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment.  For 2007, the Company estimated that the proper amount was $760 per apartment unit.  For 2008, the Company has grown this amount using a 3% inflationary factor and is using $780.

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

Index to Consolidated Financial Statements

The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment.  Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

				Maintenance
			Capitalized	Expense	Total
	Capitalized		Expenditure	Cost per	Cost per
	Cost per	Useful	Per Unit	Unit	Unit
Category	Unit	Life(1)	Per Year(2)	Per Year(3)	Per Year
Appliances	$1,368	10	$137	$5	$142
Blinds/shades	135	3	45	6	51
Carpets/cleaning	840	4	210	97	307
Computers, equipment, misc.(4)	120	5	44	29	73
Contract repairs	-	-	-	102	102
Exterior painting (5)	84	3	28	1	29
Flooring	250	7	36	-	36
Furnace/air (HVAC)	765	24	32	43	75
Hot water heater	260	7	37	-	37
Interior painting	-	-	-	138	138
Kitchen/bath cabinets	1,100	25	44	-	44
Landscaping	-	-	-	106	106
New roof	800	24	33	-	33
Parking lot	540	15	36	-	36
Pool/exercise facility	105	16	7	23	30
Windows	1,505	28	54	-	54
Miscellaneous (6)	555	15	37	40	77
Total	$8,427		$780	$590	$1,370

(1)	Estimated weighted average actual physical useful life of the expenditure capitalized.

(2)	This amount is not necessarily incurred each and every year. Some years will be higher, or lower depending on the timing of certain longer life expenditures.

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

In reviewing the breakdown of costs above, one must consider the Company's unique strategy in operating apartments which has been to improve every property every year regardless of age.  Another part of its strategy is to purchase older properties and rehabilitate and reposition them to enhance internal rates of return.  This strategy results in higher costs of capital expenditures and maintenance costs which is more than justified by higher revenue growth, higher net operating income growth and a higher rate of property appreciation.

Index to Consolidated Financial Statements

The Company estimates that approximately $780 and $760 per unit was spent on recurring capital expenditures in 2008 and 2007, respectively.  The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

	For the year ended December 31,
	2008						2007
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
New buildings	$-	$-	$2,968	$82	$2,968	$82	$2,043	$57
Major bldg improvements	4,306	119	13,889	384	18,195	503	17,122	481
Roof replacements	1,194	33	3,417	94	4,611	127	4,017	113
Site improvements	1,556	43	9,173	253	10,729	296	9,768	274
Apartment upgrades	3,221	89	31,544	872	34,765	961	20,053	563
Appliances	4,957	137	848	23	5,805	160	3,861	108
Carpeting/flooring	8,902	246	4,202	116	13,104	362	11,307	317
HVAC/mechanicals	2,497	69	8,753	242	11,250	311	11,786	331
Miscellaneous	1,592	44	1,312	36	2,904	80	2,986	84
Totals	$28,225	$780	$76,106	$2,102	$104,331	$2,882	$82,943	$2,328
(a)
Calculated using the weighted average number of units owned, including 34,560 core units, 2007 acquisition units of 1,541, and 2008 acquisition units of 85 for the year ended December 31, 2008 and 34,560 core units and 2007 acquisition units of 1,054 for the year ended December 31, 2007.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the year ended December 31,
	2008						2007
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
Core Communities	$26,957	$780	$67,046	$1,940	$94,003	$2,720	$79,593	$2,303
2008 Acquisition Communities	66	780	31	361	97	1,141	-	-
2007 Acquisition Communities	1,202	780	9,029	5,859	10,231	6,639	3,350	3,178
Subtotal	28,225	780	76,106	2,102	104,331	2,882	82,943	2,328
2008 Disposed Communities	510	780	640	979	1,150	1,759	2,228	1,816
2007 Disposed Communities	-	-	-	-	-	-	1,879	2,542
Corporate office expenditures (1)	-	-	-	-	3,656	-	3,280	-
Totals	$28,735	$780	$76,746	$2,083	$109,137	$2,863	$90,330	$2,316

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software and office furniture and fixtures.

Environmental Issues

Phase I environmental site assessments have been completed on substantially all of the Owned Properties.  As of December 31, 2008, there were no recorded amounts resulting from environmental liabilities as there were no known contingencies with respect thereto.  Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

During the past few years, there has been media attention given to the subject of mold in residential communities.  The Company has responded to this attention by providing to its community management the Company's Operation and Maintenance Plan for the Control of Moisture ("O&M Plan").  The O&M Plan, designed to analyze and manage all exposures to mold, has been implemented at all of the Company's communities.  There have been only limited cases of mold identified to management due to the application and practice of the O&M Plan.  No condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to mold.

Index to Consolidated Financial Statements

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements for the Company.  In February 2008, the FASB deferred the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157 did not have a material impact on the Company's financial position and results of operations.  In addition, the Company is currently evaluating the impact and believes that the adoption of SFAS 157 for non-financial assets and non-financial liabilities will not have a material effect on its financial position and results of operations.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159").  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  Excluded from the scope of SFAS 159 are real estate assets and interests in VIE's.  The Company has not opted to fair value any assets or liabilities, therefore, the adoption of SFAS 159 did not have any impact on the Company's financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The Company is currently evaluating the impact and believes that the adoption of SFAS 141R will not have a material effect on its financial position and results of operations.  In addition, the Company has no planned acquisitions for 2009 and thus, SFAS 141R is not expected to have any impact on its financial position or results of operations for 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests in a subsidiary and the deconsolidation of a subsidiary.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP APB 14-1"), that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate.  FSP APB 14-1 requires that the initial debt proceeds from the sale of the Company's $200 million of 4.125% exchangeable senior notes due 2026 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense and will increase in subsequent reporting periods, as the debt accretes to its par value through November 1, 2011.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.

Index to Consolidated Financial Statements

Based on the Company's initial assessment of the application of FSP APB 14-1, the additional non-cash interest expense, including the impact of additional capitalized interest of $20 to $115 per year and the impact of extinguishment of $60 million during 2008 (as described in Note 5), is as follows:

Year ended December 31	Increased Interest expense	Decrease to gain on early extinguishment of debt	Decrease to income available to common shareholders (net of minority interest)	Decrease to EPS – diluted
2006	$425		$300	$0.01
2007	2,400		1,700	0.05
2008	2,300	$14,500	11,900	0.37
2009	1,800		N/A	N/A
2010	1,900		N/A	N/A
2011	1,700		N/A	N/A

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1") which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the calculation of basic EPS.  This statement is effective for the Company beginning January 1, 2009.  The Company has evaluated the impact and believes that the adoption of FSP EITF 03-6-1 will not have a material effect on its financial position and results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3").  FSP 157-3 clarified the application of SFAS 157 in cases where a market is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times.  Starting in 2001 and continuing into 2004 many regions of the United States had experienced varying degrees of economic recession and certain recessionary trends, such as a temporary reduction in occupancy and reduced pricing power limiting the ability to aggressively raise rents.  Starting in the second half of 2004 and continuing into 2007, we saw a reversal of these recessionary trends.  However, in the fourth quarter of 2007, throughout 2008 and continuing into 2009, the sub-prime issue put significant pressure on the mortgage lending industry.  This led to problems in the financial system which developed into the worst recession since the Great Depression.  The credit markets tightened, consumer confidence plunged and unemployment soared.  The Company has continued to receive favorable financing at market rates of interest.  Its occupancy at 95.0% in 2008 was the highest it has been since 2000 and financial performance continued strong.  However, a recessionary economy and increasing job losses typically slow household formations which could affect occupancy and decrease the Company's ability to raise rents.  In light of this, we will continue to review our business strategy throughout the year.  However, we believe that given our B-class property type and the geographic regions in which we are located, the Company's financial performance will be affected less negatively than its peers.

Index to Consolidated Financial Statements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk.  At December 31, 2008 and December 31, 2007, approximately 95% and 99%, respectively, of the Company's debt bore interest at fixed rates.  At December 31, 2008 and 2007, approximately 89% of the Company's debt was secured and bore interest at fixed rates.  The secured fixed rate debt had weighted average maturities of approximately 5 and 6 years and a weighted average interest rate of approximately 5.77% and 5.76% at December 31, 2008 and 2007, respectively.  The remainder of the Company's secured debt bore interest at variable rates with a weighted average maturity of approximately 13 and 20 years and a weighted average interest rate of 2.02% and 4.63%, for 2008 and 2007, respectively.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

At December 31, 2008 and December 31, 2007, the fair value of the Company's fixed and variable rate secured debt amounted to a liability of $2.08 billion and $2.02 billion, respectively, compared to its carrying amount of $2.11 billion and $1.99 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at December 31, 2008 would have changed the fair value of the Company's fixed and variable rate secured debt to a liability of $2.00 billion.  At December 31, 2008 and December 31, 2007, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2.26 billion and $2.20 billion, respectively, compared to its carrying amount of $2.32 billion and $2.19 billion.

Index to Consolidated Financial Statements

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2008, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of December 31, 2008, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and have determined that such disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.  In addition, management has not identified any material weaknesses in the Company's internal controls.

Index to Consolidated Financial Statements

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

Index to Consolidated Financial Statements

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance of the Registrant

Directors

The Board of Directors (the "Board") currently consists of 11 members.  The terms for all of the directors of Home Properties expire at the 2009 Stockholders' Meeting.  All of the directors have agreed to stand for re-election at the 2009 Stockholders Meeting, except for Roger W. Kober, who has reached the mandatory retirement age of 75 and is therefore not eligible to stand for re-election.

The information sets forth, as of February 20, 2009, for each director of the Company such director's name, experience during the last five years, other directorships held, age and the year such director was first elected as director of the Company.

		Year First
Name of Director	Age	Elected Director
Stephen R. Blank	63	2009
Josh E. Fidler	53	2004
Alan L. Gosule	68	1996
Leonard F. Helbig, III	63	1994
Roger W. Kober	75	1994
Nelson B. Leenhouts	73	1993
Norman Leenhouts	73	1993
Edward J. Pettinella	57	2001
Clifford W. Smith, Jr.	62	1994
Paul L. Smith	73	1994
Amy L. Tait	50	1993

Stephen R. Blank became a director of the Company on January 1, 2009.  Mr. Blank is a Senior Fellow of Finance of the Urban Land Institute, a non-profit education and research institute, which studies land use and real estate development policy and practice.  Prior to his association with the Urban Land Institute, he was Managing Director, Real Estate Investment Banking at Kidder, Peabody & Co., Inc., Cushman & Wakefield, Inc. and, most recently, at CIBC Oppenheimer Corp. where he participated in Home Properties' 1994 Initial Public Offering.  Mr. Blank is a Trustee of Ramco-Gershenson Properties Trust, a Director of MFA Mortgage Investments, Inc. and a member of the Urban Land Institute and National Association of Real Estate Investment Trusts.  He is a graduate of Syracuse University and holds an MBA from Adelphi University.

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

Alan L. Gosule, has been a director of the Company since 1996.  Mr. Gosule is a partner in the New York Office of Clifford Chance.  Prior to August 2005, Mr. Gosule was the Regional Head of Clifford Chance US LLP's Real Estate Department for the Americas.  Prior to 2002, Mr. Gosule was Regional Head of Clifford Chance Tax, Pension and Employment Department for the Americas.  Prior to joining Clifford Chance in 1991, Mr. Gosule was a partner of Gaston & Snow, where he was a member of the Management Committee and Chairman of the Tax Department.  He also served in the Office of Chief Counsel of the Internal Revenue Service from 1966 to 1970.  Mr. Gosule serves on the Boards of Directors of MFA Mortgage Investments, Inc., F.L. Putnam Investment Management Company and Pioneer GP, the general partner of Pioneer Southwest Energy Partners, L.P.  Mr. Gosule also serves on the Board of Trustees of the Ursuline Academy.  Mr. Gosule is a graduate of Boston University and received a law degree from Boston University Law School.  In addition, he received an LLM in Taxation from Georgetown University.

Index to Consolidated Financial Statements

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

Nelson B. Leenhouts has served as Board Co-Chair since his retirement as Co-Chief Executive Officer effective January 1, 2004.  He had served as Co-Chief Executive Officer, President and a director of the Company since its inception in 1993.  Since its formation, he has also served as a director of HPRS, for which he had also served in various officer capacities prior to his retirement.  Mr. Leenhouts also served as a Senior Advisor to the Company pursuant to an Employment Agreement with a term that expired on December 31, 2006.  In addition, Nelson Leenhouts was employed by the Company to fulfill additional responsibilities with respect to the Company's development activities pursuant to a Development Agreement, the term of which also expired on December 31, 2006.  Mr. Leenhouts subsequently entered into an Employment Agreement with a term that expired on December 31, 2007.  Until December 31, 2008, he continued as an employee of the Company working as a liaison to the development team, but he did not have an employment agreement.  Nelson Leenhouts was the founder, and a co-owner, together with Norman Leenhouts, of Home Leasing, and is currently the sole owner.  Nelson Leenhouts is a graduate of the University of Rochester.  He is the twin brother of Norman Leenhouts and the uncle of Amy L. Tait.

Norman P. Leenhouts has served as Board Co-Chair since his retirement as Co-Chief Executive Officer effective January 1, 2004.  He had served as Board Chair, Co-Chief Executive Officer and a director of the Company since its inception in 1993.  Since its formation, he has also served as a director of HPRS.  Mr. Leenhouts also served as a Senior Advisor to the Company pursuant to an Employment Agreement with a term that expired on December 31, 2006.  Prior to January 1, 2006, Norman Leenhouts was a co-owner, together with Nelson Leenhouts, of Home Leasing, where he had served as Board Chair since 1971.  He is currently the Chairman of Broadstone Ventures, LLC and Broadstone Real Estate, LLC, formed to contain the property management business of Home Leasing and of Broadstone Net Lease, Inc., which is a private REIT that invests in net lease properties, as well as Broadstone Asset Management, LLC.  Mr. Leenhouts and his wife are also the sole owners of Knollwood Ventures, Inc., a spin-off from Home Leasing as of January 1, 2006.  He is a member of the Board of Trustees of the University of Rochester, Roberts Wesleyan College and The Charles E. Finney School, where he also serves as Board Chair.  He is a graduate of the University of Rochester and is a certified public accountant.  He is the twin brother of Nelson Leenhouts and the father of Amy L. Tait.

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

Index to Consolidated Financial Statements

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were satisfied on a timely basis, except as follows: The vesting of some shares of restricted stock held by Donald Hague was inadvertently left off a filing made on his behalf for another reportable event.  The above transaction was subsequently reported on a Form 4.

Audit Committee, Audit Committee Independence and Financial Expert

The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 5, 2009 under "Board Matters/Board Committees/Audit Committee."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Stockholder Nominations to Board

The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 5, 2009 under "Board Matters/Stockholder Nominees."  The Proxy Statement will be filed within 120 days after the end of the Company's fiscal year.  There has been no change in the process by which stockholders may recommend nominees to the Board.

Index to Consolidated Financial Statements

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

Item 11.                      Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 5, 2009 under "Executive Compensation", "Board Matters/Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information required by this Item, including Equity Compensation Plan Information, is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 5, 2009 under "Securities Ownership of Certain Beneficial Owners and Management." The proxy statement will be filed within 120 days after the end of the Company's fiscal year.  The remainder of the required information is included in Item 5 of this Report.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 5, 2009 under "Transactions with Related Persons, Promoters and Certain Control Persons" and "Board Matters/Board Independence."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 14.                      Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 5, 2009 under "Report of the Audit Committee" and "Principal Accounting Fees and Services."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Index to Consolidated Financial Statements

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a) 1 and (a) 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

HOME PROPERTIES, INC.
Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm	65

Consolidated Balance Sheets
as of December 31, 2008 and 2007	66

Consolidated Statements of Operations
for the Years Ended December 31, 2008, 2007 and 2006	67

Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the Years Ended December 31, 2008, 2007 and 2006	68

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2008, 2007 and 2006	69

Notes to Consolidated Financial Statements	70

Schedule II:
Valuation and Qualifying Accounts	98

Schedule III:
Real Estate and Accumulated Depreciation	99

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) 3.  Exhibits

See Exhibit Index.	104

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Home Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the "Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2009

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007
(Dollars in thousands, except share and per share data)
	2008	2007
ASSETS
Real estate:
Land	$515,610	$510,120
Construction in progress	111,039	54,069
Buildings, improvements and equipment	3,245,741	3,115,966
	3,872,390	3,680,155
Less: accumulated depreciation	(636,970)	(543,917)
Real estate, net	3,235,420	3,136,238
Cash and cash equivalents	6,567	6,109
Cash in escrows	27,904	31,005
Accounts receivable	14,078	11,109
Prepaid expenses	16,277	15,560
Deferred charges	11,473	12,371
Other assets	5,488	4,031
Total assets	$3,317,207	$3,216,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$2,112,331	$1,986,789
Exchangeable senior notes	140,000	200,000
Line of credit	71,000	2,500
Accounts payable	23,731	18,616
Accrued interest payable	10,845	10,984
Accrued expenses and other liabilities	32,043	27,586
Security deposits	21,443	22,826
Total liabilities	2,411,393	2,269,301
Commitments and contingencies
Minority interest	259,136	279,061
Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 32,431,304 and 32,600,614 shares issued and outstanding at December 31, 2008 and 2007, respectively	324	326
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	847,576	853,358
Distributions in excess of accumulated earnings	(201,222)	(185,623)
Total stockholders' equity	646,678	668,061
Total liabilities and stockholders' equity	$3,317,207	$3,216,423

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share and per share data)

	2008	2007	2006
Revenues:
Rental income	$466,620	$448,919	$392,892
Property other income	42,764	36,624	25,940
Interest income	166	1,963	1,761
Other income	400	1,124	3,468
Total revenues	509,950	488,630	424,061

Expenses:
Operating and maintenance	214,485	203,106	177,339
General and administrative	25,491	23,413	22,626
Interest	118,959	117,958	103,270
Depreciation and amortization	115,020	107,037	89,819
Impairment of assets held as general partner	4,000	-	-
Total expenses	477,955	451,514	393,054
Income from operations before gain on early extinguishment of debt	31,995	37,116	31,007
Gain on early extinguishment of debt	13,884	-	-
Income from operations	45,879	37,116	31,007
Minority interest in operating partnership	(13,361)	(9,729)	(7,585)
Income from continuing operations	32,518	27,387	23,422
Discontinued operations:
Income from operations, net of $233, $1,637 and $3,976, in 2008, 2007 and 2006 allocated to minority interest, respectively	576	4,080	8,315
Gain on disposition of property, net of $14,987, $12,049 and $31,766 in 2008, 2007 and 2006 allocated to minority interest, respectively	36,572	30,077	78,748
Discontinued operations	37,148	34,157	87,063
Net income	69,666	61,544	110,485
Preferred dividends	-	(1,290)	(5,400)
Preferred stock issuance costs write-off	-	(1,902)	-

Net income available to common shareholders	$69,666	$58,352	$105,085

Basic earnings per share data:
Income from continuing operations	$1.02	$0.73	$0.55
Discontinued operations	1.16	1.03	2.66
Net income available to common shareholders	$2.18	$1.76	$3.21

Diluted earnings per share data:
Income from continuing operations	$1.00	$0.72	$0.54
Discontinued operations	1.15	1.01	2.61
Net income available to common shareholders	$2.15	$1.73	$3.15

Weighted average number of shares outstanding:
Basic	31,991,817	33,130,067	32,697,794
Diluted	32,332,688	33,794,526	33,337,557

Dividends declared per share	$2.65	$2.61	$2.57

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share and per share data)

	Preferred				Distributions	Accumulated
	Stock at			Additional	in Excess of	Other
	Liquidation	Common Stock		Paid-In	Accumulated	Comprehensive
	Preference	Shares	Amount	Capital	Earnings	Income	Totals
Balance, January 1, 2006	$60,000	31,184,256	$312	$773,396	$(177,102)	$206	$656,812
Comprehensive income:
Net income	-	-	-	-	110,485	-	110,485
Change in fair value of hedge instruments, net of minority interest	-	-	-	-	-	(35)	(35)
Comprehensive income	-	-	-	-	-	-	110,450
Issuance of common stock, net	-	832,687	8	31,674	-	-	31,682
Repurchase of common stock	-	(2,683,429)	(26)	(146,273)	-	-	(146,299)
Conversion of UPREIT Units for stock	-	3,769,733	37	195,750	-	-	195,787
Adjustment of minority interest	-	-	-	(2,511)	-	-	(2,511)
Preferred dividends	-	-	-	-	(5,400)	-	(5,400)
Dividends paid ($2.57 per share)	-	-	-	-	(84,904)	-	(84,904)
Balance, December 31, 2006	60,000	33,103,247	331	852,036	(156,921)	171	755,617
Comprehensive income:
Net income	-	-	-	-	61,544	-	61,544
Change in fair value of hedge instruments, net of minority interest	-	-	-	-	-	(171)	(171)
Comprehensive income	-	-	-	-	-	-	61,373
Issuance of common stock, net	-	318,318	3	15,553	-	-	15,556
Repurchase of common stock	-	(1,299,269)	(13)	(61,217)	-	-	(61,230)
Redemption of preferred stock	(60,000)	-	-	1,902	(1,902)	-	(60,000)
Conversion of UPREIT Units for stock	-	478,318	5	26,495	-	-	26,500
Adjustment of minority interest	-	-	-	18,589	-	-	18,589
Preferred dividends	-	-	-	-	(1,290)	-	(1,290)
Dividends paid ($2.61 per share)	-	-	-	-	(87,054)	-	(87,054)
Balance, December 31, 2007	-	32,600,614	326	853,358	(185,623)	-	668,061

Net income	-	-	-	-	69,666	-	69,666
Issuance of common stock, net	-	370,714	3	16,824	-	-	16,827
Repurchase of common stock	-	(1,165,783)	(11)	(53,919)	-	-	(53,930)
Conversion of UPREIT Units for stock	-	625,759	6	30,222	-	-	30,228
Adjustment of minority interest	-	-	-	1,091	-	-	1,091
Dividends paid ($2.65 per share)	-	-	-	-	(85,265)	-	(85,265)
Balance, December 31, 2008	$-	32,431,304	$324	$847,576	$(201,222)	$-	$646,678

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands)
	2008	2007	2006
Cash flows from operating activities:
Net income	$69,666	$61,544	$110,485
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to minority interest	28,581	23,415	43,327
Depreciation and amortization	115,617	113,448	103,333
Impairment of assets held as general partner	4,000	-	-
Gain on disposition of property and business	(51,559)	(42,126)	(110,514)
Gain on early extinguishment of debt	(13,884)	-	-
Issuance of restricted stock, compensation cost of stock options and deferred compensation	5,990	5,869	4,961
Changes in assets and liabilities:
Cash held in escrows	2,086	993	1,863
Other assets	(6,307)	1,154	4,969
Accounts payable and accrued liabilities	5,891	(1,739)	4,572
Total adjustments	90,415	101,014	52,511
Net cash provided by operating activities	160,081	162,558	162,996
Cash flows from investing activities:
Purchase of properties and other assets, net of mortgage notes assumed and UPREIT Units issued	(34,866)	(107,656)	(188,004)
Purchase of land for development	(28,320)	(46,540)	-
Additions to properties	(107,430)	(86,537)	(87,338)
Additions to construction in progress	(33,019)	(15,151)	(14,501)
Proceeds from sale of properties and business, net	121,975	126,557	488,457
Withdrawals from (additions to) funds held in escrow, net	1,076	41,774	(38,961)
Net cash provided by (used in) investing activities	(80,584)	(87,553)	159,653
Cash flows from financing activities:
Proceeds from sale of exchangeable senior notes, net	-	-	195,779
Payments for early extinguishment of exchangeable senior notes	(45,360)	-	-
Proceeds from sale of common stock, net	10,837	9,687	26,721
Repurchase of Series F preferred stock	-	(60,000)	-
Repurchase of common stock	(53,930)	(61,230)	(146,299)
Proceeds from mortgage notes payable	242,862	244,797	202,894
Payments of mortgage notes payable	(178,621)	(198,405)	(279,135)
Proceeds from line of credit	490,500	248,000	379,800
Payments on line of credit	(422,000)	(245,500)	(461,800)
Payments of deferred loan costs	(3,021)	(1,908)	(1,842)
Withdrawals from (additions to) cash escrows, net	(61)	332	137
Dividends and distributions paid	(120,245)	(122,881)	(126,083)
Net cash used in financing activities	(79,039)	(187,108)	(209,828)
Net increase (decrease) in cash and cash equivalents	458	(112,103)	112,821
Cash and cash equivalents:
Beginning of year	6,109	118,212	5,391
End of year	$6,567	$6,109	$118,212

The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1           ORGANIZATION AND BASIS OF PRESENTATION

Organization

Home Properties, Inc. (the "Company ") was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of December 31, 2008, the Company operated 112 apartment communities with 38,280 apartments.  Of this total, the Company owned 110 communities, consisting of 37,130 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 71.7% of the limited partnership units in the Operating Partnership ("UPREIT Units") at December 31, 2008 (70.8% at December 31, 2007).  The remaining 28.3% is reflected as Minority Interest in these consolidated financial statements at December 31, 2008 (29.2% at December 31, 2007).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

The accompanying consolidated financial statements include the accounts of Home Properties Management, Inc. ("HPM") and Home Properties Resident Services, Inc. ("HPRS"), (altogether, the "Management Companies").  The Management Companies are wholly owned subsidiaries of the Company.  On November 21, 2006, HPM was merged into HPRS, with HPRS the surviving entity.  In addition, the Company consolidates one affordable housing limited partnership in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements ("FIN 46R").  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate

Real estate is recorded at cost.  Costs related to the acquisition, development, construction and improvement of properties are capitalized.  Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements.  Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms.  Interest costs are capitalized until construction is substantially complete.  The interest rate used for capitalization is the weighted average interest rate for all Company indebtedness, including amortization of debt issuance costs.  There was $5,472, $3,441 and $1,087 of interest capitalized in 2008, 2007 and 2006, respectively.  Salaries and related costs capitalized for the years ended December 31, 2008, 2007 and 2006 were $3,537, $1,967 and $2,097, respectively.  When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income.  Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate (Continued)

The exchange of minority interests for shares of the Company's common stock are recorded under the purchase method with assets acquired reflected at the fair market value of the Company's common stock on the date of exchange.  The acquisition amounts are allocated to the underlying assets based on their estimated fair values.  During 2008 and 2007, there were 625,759 and 478,318 shares of UPREIT Units converted to common stock, respectively.  The Company made an adjustment in the amount of $17,793 and $16,475, respectively, to record the fair market value of the conversions.

Depreciation

Properties are depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

Depreciation expense charged to operations was $114,112, $104,695 and $87,851 from continuing operations and $1,699, $5,546 and $11,856 from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments purchased with original maturities of three months or less.  The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments.  The majority of the Company's cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit of $250.  The Company has not experienced any losses to date on its invested cash.

Cash in Escrows

Cash in escrows consists of cash restricted under the terms of various loan agreements to be used for the payment of property taxes and insurance as well as required replacement reserves, resident security deposits for residential properties and funds held in escrow from tax-free exchanges.

Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities.  We evaluate the collectibility of accounts receivable from residents and establish an allowance for accounts greater than 60 days past due for current residents and all receivables due from former residents, after the application of security deposits.  The allowance for doubtful receivables was $2,925, $1,699 and $984 as of December 31, 2008, 2007 and 2006, respectively.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement.  The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statement of operations.  The financing agreement terms range from 1-16 years.  Accumulated amortization was $10,753, $9,148 and $7,421, as of December 31, 2008, 2007 and 2006, respectively.

Intangible Assets

Intangible assets of $9,262, $8,994 and $8,080 at December 31, 2008, 2007 and 2006, respectively, included in Other Assets, consist primarily of intangible assets recorded in connection with SFAS 141.  Intangible assets associated with SFAS 141 are amortized on the straight-line basis over their estimated useful lives of 5 months to 3 years.  Accumulated amortization of intangible assets was $7,926, $7,038 and $4,714 as of December 31, 2008, 2007 and 2006, respectively.  Amortization expense charged to operations was $908, $2,342 and $1,968 from continuing operations and $1, $2 and $20 from discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.  The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.  During 2008, the Company wrote off the goodwill associated with its variable interest entity ("VIE") of $394 and is included in impairment of assets held as general partner.

Fair Value of Financial Instruments

The Company follows the guidance under SFAS No. 157, Fair Value Measurements (“SFAS 157”), when valuing its financial instruments.  The valuation of financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company determines the fair value of the mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by SFAS 157).  In determining the market interest yield curve, the Company considered its BBB credit rating.  The Company bases the fair value of its exchangeable senior notes using quoted prices (level 1 inputs, as defined by SFAS 157).

At December 31, 2008 and December 31, 2007, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2,257,917 and $2,200,901, respectively, compared to its carrying amount of $2,323,331 and $2,189,289.

Revenue Recognition

The Operating Partnership leases its residential apartment units under leases with terms generally one year or less.  Rental income is recognized on a straight-line basis over the related lease term.  As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. In accordance with SFAS 141, the Company recognizes rental revenue of acquired in-place "above and below" market leases at their fair value over the weighted average remaining lease term. Property other income, which consists primarily of income from utility recovery, administrative fees, operation of laundry facilities, garage and carport rentals and miscellaneous charges to residents, is recognized when earned (when the services are provided, or when the resident incurs the charge).

Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Income

Other income for the years ended December 31, 2008, 2007 and 2006 primarily reflects management and other real estate service fees.

Gains on Real Estate Sales

Gains on disposition of properties are recognized using the full accrual method in accordance with the provisions of SFAS No. 66, Accounting for Real Estate Sales, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they were incurred.  Advertising expenses incurred and charged to operations were $4,643, $4,785 and $4,140 from continuing operations, and $113, $337 and $1,532 from discontinued operations, for the years ended December 31, 2008, 2007 and 2006, respectively.

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2008, 2007 and 2006, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital (Note 8).

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007.  FIN 48 addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  As a result of the adoption of FIN 48, the Company reviewed its potential uncertain tax positions that would qualify under FIN 48 and made no adjustments to its existing financial and tax accounting treatment.

SFAS No. 109, Accounting for Income Taxes, requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes.  The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $569,437 and $580,925 at December 31, 2008 and 2007, respectively.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Taxes (Continued)

The following table reconciles net income to taxable income for the years ended December 31, 2008, 2007 and 2006:
	2008	2007	2006
Net income	$69,666	$61,544	$110,485
Add back: Net loss of taxable REIT Subsidiaries included in net income above	52	122	243
Add back: Net loss of taxable VIE, including impairment of real property	3,897	756	574
Deduct: Net income of taxable REIT subsidiaries included in net income above	-	-	(39)
Net income from REIT operations	73,615	62,422	111,263
Add: Book depreciation and amortization	81,835	78,369	75,151
Less: Tax depreciation and amortization	(82,562)	(79,880)	(68,874)
Book/tax difference on gains/losses from capital transactions	(6,176)	12,579	(49,691)
Book/tax difference on carrying value of mortgages	(4,291)	(2,283)	(3,157)
Book/tax difference on equity compensation	(2,295)	(3,343)	(8,232)
Other book/tax differences, net	54	(2,422)	(3,279)
Adjusted taxable income subject to 90% REIT dividend requirement	$60,180	$65,442	$53,181

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All adjustments to net income from REIT operations are net of amounts attributable to minority interest and the taxable REIT subsidiary, HPRS.

Included in total assets on the Consolidated Balance Sheets are deferred tax assets of $10,176 and 10,149 as of December 31, 2008 and 2007, respectively.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $10,176 and $10,149 as of December 31, 2008 and 2007, respectively.  The deferred tax assets are associated with HPRS who performs certain of the residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic Earnings Per Share ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any cumulative convertible preferred stock or exchangeable senior notes.  The exchange of an UPREIT Unit for common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

Income from continuing operations is the same for both the basic and diluted EPS calculation.  The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, is as follows:
	2008	2007	2006
Income from continuing operations	$32,518	$27,387	$23,422
Less: Preferred dividends	-	(1,290)	(5,400)
Less: Preferred stock issuance costs write-off	-	(1,902)	-
Basic and Diluted – Income from continuing operations applicable to common shareholders	32,518	24,195	18,022
Discontinued operations	37,148	34,157	87,063
Net income available to common shareholders	$69,666	$58,352	$105,085
Basic weighted average number of shares outstanding	31,991,817	33,130,067	32,697,794
Effect of dilutive stock options	325,473	537,703	593,308
Effect of phantom and restricted shares	15,398	126,756	46,455
Diluted weighted average number of shares outstanding	32,332,688	33,794,526	33,337,557

Basic earnings per share data:
Income from continuing operations	$1.02	$0.73	$0.55
Discontinued operations	1.16	1.03	2.66
Net income available to common shareholders	$2.18	$1.76	$3.21

Diluted earnings per share data:
Income from continuing operations	$1.00	$0.72	$0.54
Discontinued operations	1.15	1.01	2.61
Net income available to common shareholders	$2.15	$1.73	$3.15

Unexercised stock options to purchase 1,462,713, 1,028,597 and 18,900 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 2008, 2007 and 2006, respectively.  In conjunction with the issuance of the Exchangeable Senior Notes, there were 343,616, 490,880 and 490,880 potential shares issuable under certain circumstances, of which none are considered dilutive as of December 31, 2008, 2007 and 2006, respectively.

Index to Consolidated Financial Statements

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

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements for the Company.  In February 2008, the FASB deferred the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS 157 did not have a material impact on the Company's financial position and results of operations.  In addition, the Company is currently evaluating the impact and believes that the adoption of SFAS 157 for non-financial assets and non-financial liabilities will not have a material effect on its financial position and results of operations.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159").  Under SFAS 159, entities are now permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis.  Excluded from the scope of SFAS 159 are real estate assets and interests in VIE's.  The Company has not opted to fair value any assets or liabilities, therefore, the adoption of SFAS 159 did not have any impact on the Company's financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The Company is currently evaluating the impact and believes that the adoption of SFAS 141R will not have a material effect on its financial position and results of operations.  In addition, the Company has no planned acquisitions for 2009 and thus, SFAS 141R is not expected to have any impact on its financial position or results of operations for 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as non-controlling interests in a subsidiary and the deconsolidation of a subsidiary.  This statement is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP APB 14-1"), that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate.  FSP APB 14-1 requires that the initial debt proceeds from the sale of the Company's $200 million of 4.125% exchangeable senior notes due 2026 be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense and will increase in subsequent reporting periods, as the debt accretes to its par value through November 1, 2011.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.  Based on the Company's initial assessment of the application of FSP APB 14-1, the additional non-cash interest expense, including the impact of additional capitalized interest of $20 to $115 per year and the impact of extinguishment of $60 million during 2008 (as described in Note 5), is as follows:

Year ended December 31	Increased Interest expense	Decrease to gain on early extinguishment of debt	Decrease to income available to common shareholders (net of minority interest)	Decrease to EPS – diluted
2006	$425		$300	$0.01
2007	2,400		1,700	0.05
2008	2,300	$14,500	11,900	0.37
2009	1,800		N/A	N/A
2010	1,900		N/A	N/A
2011	1,700		N/A	N/A

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1") which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the calculation of basic EPS.  This statement is effective for the Company beginning January 1, 2009.  The Company has evaluated the impact and believes that the adoption of FSP EITF 03-6-1 will not have a material effect on its financial position and results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3").  FSP 157-3 clarified the application of SFAS 157 in cases where a market is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

Index to Consolidated Financial Statements

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

The effect on the Consolidated Balance Sheets of including this VIE as of December 31, 2008 and 2007 includes total assets of $14,136 and $19,241, total liabilities of $18,056 and $17,703 and partners equity (deficiency) of  ($3,920) and $1,538, respectively.

During the fourth quarter of 2008, the Company determined to pursue a strategy to sell its general partner interest in the VIE as a result of continued deterioration in property performance and the surrounding market in general.  In addition, the Limited Partner of the VIE agreed to allow the Company to pursue an exit strategy.  This decision to pursue a plan to exit the property lead to a re-evaluation of the holding period cash flows and resulting fair market value of the VIE's assets under SFAS 144.  Under the guidance of SFAS 144, the Company estimated the undiscounted cash flows for the hold period along with a residual sales value.  The undiscounted cash flows of the assets did not equal or exceed the assets net book value, which is indicative of an impairment of the asset.  In order to determine the amount of the impairment, the Company calculated the fair value of the assets by using a weighted combination of a direct capitalization approach and a comparable sales approach, as this combination was deemed to be the most indicative of the Company's fair value in an orderly transaction between market participants.  The data used to determine the fair market value included historical industry data for estimated capitalization rates, historical and budgeted NOI for the VIE, and recent comparable sales in the market in which the property is located.  This resulted in an impairment charge of $4,000 (including $394 of goodwill), which is included in the impairment of assets held as general partner.  As more fully described in Note 15, the fourth quarter 2008 events leading to the impairment of the VIE did not satisfy the criteria for held for sale treatment, accordingly, the VIE is not included in discontinued operations for the period presented.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

4           MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are summarized as follows:

	2008	2007
Fixed rate mortgage notes payable	$2,056,176	$1,958,104
Variable rate mortgage notes payable	56,155	28,685
Mortgage notes payable	$2,112,331	$1,986,789

For 2008 and 2007, mortgage notes payable are collateralized by certain apartment communities.  The mortgage notes payable outstanding as of December 31, 2008 mature at various dates from 2009 through 2034, with a weighted average remaining term of five and one-half years.  The weighted average interest rate of the Company's fixed rate notes was 5.77% and 5.76% at December 31, 2008 and 2007, respectively.  The weighted average interest rate of the Company's variable rate notes was 2.02% and 4.63% at December 31, 2008 and 2007, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2008 are as follows:

2009	$46,088
2010	396,381
2011	316,773
2012	174,881
2013	217,093
Thereafter	961,115
$2,112,331

At December 31, 2008 and 2007, the consolidated mortgage balance of $2,112,331 and $1,986,789, respectively, included mortgage notes payable related to the Company's VIE consolidated in connection with the Company's adoption of FIN 46R, in the amount of  $16,269 and $16,524, respectively.

Prepayment penalties of $4,746, $759 and $8,621 were incurred for the years ended December 31, 2008, 2007 and 2006, respectively.  For 2008, 2007 and 2006, prepayment penalties of $1,266, $754 and $8,621, respectively, were incurred in connection with the sale of property and are included in discontinued operations.  For 2008 and 2007, penalties of $3,480 and $5, respectively, were incurred in connection with the repayment of mortgages and are included in interest expense.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

5           EXCHANGEABLE SENIOR NOTES

In October 2006, the Company issued $200,000 of exchangeable senior notes under an Indenture Agreement (the "Indenture"), with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share.   The adjusted exchange price at December 31, 2008 was $73.11 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company's option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

Noteholders may also require an exchange of the notes subsequent to December 31, 2006 if the closing sale price of common stock exceeds 130% of the exchange price for a certain period of time or if the trading price on the notes is less than 98% of the product of the closing sales price of common stock multiplied by the applicable exchange rate for a certain period of time.

During the fourth quarter of 2008, the Company repurchased $60,000 of the exchangeable senior notes for $45,360.  A gain of $13,884 (net of $756 unamortized debt issuance costs written off) was recognized in continuing operations.

The notes are structurally subordinated to the secured indebtedness of the Company.  The Company is not subject to any financial covenants under the Indenture.  In addition, the Indenture will not restrict the ability to pay distributions, incur debt or issue or repurchase securities.

6           LINE OF CREDIT

As of December 31, 2008, the Company had an unsecured line of credit agreement with Manufacturers and Traders Trust Company ("M&T Bank") for $140,000 which expires September 1, 2009.  The Company had $71,000 outstanding under the credit facility and $7,441 outstanding in letters of credit on December 31, 2008.  The Company has had no occurrences of default through December 31, 2008.  The line of credit is led by M&T Bank, as Administrative Agent, with three other participants:  Citizens Bank of Rhode Island, Chevy Chase Bank, and Comerica Bank.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR.  The one-month LIBOR was 0.44% at December 31, 2008.

Increases in interest rates will raise the Company's interest expense on any outstanding balances and as a result would affect the Company's results of operations and financial condition.    The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements.  The Company was in compliance with these financial covenants for the years ended December 31, 2008 and 2007.

Index to Consolidated Financial Statements

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

For 2008, 2007 and 2006, the effect of consolidating the affordable limited partnerships (Note 3) in connection with FIN 46R has been reflected in the change in minority interest for the year.  The changes in minority interest for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006
Balance, beginning of year	$279,061	$282,542	$323,269
Net income	28,581	23,415	43,327
Accumulated other comprehensive income (loss)	-	(35)	(2)
Issuance of UPREIT Units associated with property acquisitions	-	36,290	20,397
Exchange of UPREIT Units for Common Shares	(12,435)	(10,025)	(71,157)
Adjustment between minority interest and stockholders' equity	(1,091)	(18,589)	2,511
Distributions	(34,980)	(34,537)	(35,779)
Effect of consolidating affordable limited partnerships under FIN 46R	-	-	(24)
Balance, end of year	$259,136	$279,061	$282,542

Number of UPREIT units outstanding at December 31:	12,821,170	13,446,929	13,290,384

8           PREFERRED STOCK AND STOCKHOLDERS' EQUITY

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

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

8           PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

Common Stock

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target price or a specific timetable for repurchase.  At December 31, 2005 the Company had authorization to repurchase 3,220,195 shares of common stock and UPREIT Units under the Company Program.  On each of October 27, 2006 and May 1, 2008, the Board of Directors approved 2,000,000-share increases in the stock repurchase program.  During 2008, 2007 and 2006 the Company repurchased 1,071,588, 1,243,700 and 2,613,747 additional shares at a cost of $49,998, $58,285 and $142,533, respectively.  The Company has authorization to repurchase 2,291,160 shares/units as of December 31, 2008.

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

Dividends

Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.  The Company has declared a $2.65 distribution per common share (CUSIP 437306103) during its most recent fiscal year.  Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2008, 2007 and 2006, the Company designates the taxable composition of the following cash distributions to holders of common and preferred shares in the amounts set forth in the tables below:

Common				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/11/2008	2/22/2008	2/29/2008	$0.66	51.12%	0.00%	12.68%	22.51%	13.69%
5/1/2008	5/14/2008	5/23/2008	0.66	51.12%	0.00%	12.68%	22.51%	13.69%
7/30/2008	8/13/2008	8/22/2008	0.66	51.12%	0.00%	12.68%	22.51%	13.69%
10/30/2008	11/14/2008	11/25/2008	0.67	51.12%	0.00%	12.68%	22.51%	13.69%
		TOTALS	$2.65	51.12%	0.00%	12.68%	22.51%	13.69%

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

8           PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

Dividends (Continued)

The taxable composition of cash distributions for each common share for 2007 and 2006 is as follows:

		Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2007	$2.61	33.94%	0.00%	18.14%	30.55%	17.37%
2006	2.57	29.79%	0.04%	32.86%	0.00%	37.31%

Series F Cumulative Preferred				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/7/2007	2/16/2007	2/28/2007	$0.5625	41.46%	0.00%	0.00%	37.32%	21.22%
Redemption	Redemption	3/26/2007	0.1625	41.46%	0.00%	0.00%	37.32%	21.22%
		TOTALS	$0.7250	41.46%	0.00%	0.00%	37.32%	21.22%

The taxable composition of cash distributions for each preferred share for 2006 is as follows:

		Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2006	$2.25	44.37%	0.06%	0.00%	0.00%	55.57%

Total Shares/Units Outstanding

At December 31, 2008, 32,431,304 common shares, and 12,821,170 UPREIT Units were outstanding for a total of 45,252,474 common share equivalents.

There were no preferred shares outstanding as of December 31, 2008.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN

Description of Stock Benefit Plans

The Company has established a Stock Benefit Plan for the purpose of attracting and retaining experienced employees and non-employee directors and to provide incentive for them to exert their best efforts on behalf of the Company.

The Company's 1994 Stock Benefit Plan (the "1994 Plan") was adopted by the Company at the time of its initial public offering.  On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the "2000 Plan").  On May 6, 2003, the Company adopted the 2003 Stock Benefit Plan and on May 6, 2005, the shareholders approved the Amended and Restated 2003 Stock Benefit Plan (the "2003 Plan").  On May 1, 2008, the Company adopted the 2008 Stock Benefit Plan (the "2008 Plan"), as a successor to the 2003 Plan.  No additional options will be issued under the 1994 Plan, 2000 Plan, and the 2003 Plan.  Participants in each of the above referenced plans (the "Stock Plans") include officers, non-employee directors, and key employees of the Company.  The Stock Plans allow for the award of options, stock appreciation rights and restricted stock.  No stock appreciation rights have been awarded.  The 1994 Plan provided for the issuance of up to 1,596,000 options to officers and employees and 154,000 options to non-employee directors. The 2000 Plan limited the number of shares issuable under the plan to 2,755,000, of which 205,000 were to be available for issuance to the non-employee directors.  The 2003 Plan limited the number of shares issuable under the plan to 2,859,475, of which 249,475 were to be available for issuance to the non-employee directors.  The 2008 Plan limits the number of shares issuable under the plan to 2,450,000.  Stock options awarded reduce the number of shares available for awards by one share for every one share granted.  Awards of restricted stock reduce the number of shares available for award by one share for every one share awarded, up to 250,000; beyond that, restricted stock reduces the number of shares available for award by 3.5 shares for every one share awarded.  Director awards for 2008 were limited to a number of options and shares of restricted stock equal to a value of $26,000 and $55,000, respectively.  For each of 2009 and 2010, the number of options and shares of restricted stock to be issued to each non-employee director may not exceed 6,000 options and 2,000 shares.

Under the 1994 Plan, 1,542,381 shares have been granted to employees and 153,654 shares have been granted to non-employee directors.  Awards for 2,451,922 shares have been granted to employees and awards for 166,460 shares have been granted to non-employee directors under the 2000 Plan.  Awards for 2,833,964 shares have been granted to employees and awards for 246,658 shares have been granted to non-employee directors under the 2003 Plan.  Under the 2008 Plan and as of December 31, 2008, 535,128 awards for shares have been issued to employees and 40,440 awards for shares have been issued to non-employee directors and 1,887,049 common shares are available for future grant of awards for officers, employees and non-employee directors.  Options granted under the Stock Plans vest 20% for each year of service until 100% vested on the fifth anniversary, except that options issued to certain officers (276,000) and all of the options issued to non-employee directors under the 1994 Plan and 2000 Plan vested immediately upon grant.  The exercise price per share for stock options issued under all of the Stock Plans may not be less than 100% of the fair market value of a share of common stock on the date the stock option is granted.  Options granted to non-employee directors under the 1994 Plan and the 2000 Plan expire after five years from the date of grant.  All other options expire after ten years from the date of grant.  Restricted stock awards granted to directors vest 100% on the fifth anniversary of the date of grant.  All of the 67,801, 43,756 and 53,066 restricted stock awards granted to employees during 2008, 2007 and 2006 vest 25% on each anniversary of the date of grant for a period of four years.  The Company has a policy of issuing new shares upon the exercise of stock options and upon the lapsing of restrictions with respect to restricted stock.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN (Continued)

Description of Stock Benefit Plans (Continued)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payments ("SFAS 123R").  The statement is a revision of SFAS No. 123 Accounting for Stock-Based Compensation.  SFAS 123R supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees and its related implementation guidance.  SFAS 123R requires that entities recognize the cost of employee services received in exchange for awards of equity instruments (i.e., stock options and restricted shares) based on the grant-date fair value of those awards.  Prior to January 1, 2006, the Company applied the provisions of SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to SFAS No. 123 ("SFAS 148").  Under SFAS 148, the Company recognized compensation cost related to stock option grants, based on the fair value on the date of the grant, over the expected service period of the employee receiving the award.

Stock Options

The Company uses the Black-Scholes formula to estimate the fair value of stock options granted to employees for both SFAS 123R and SFAS 148.  SFAS 123R and SFAS 148 require the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.  For options granted prior to January 1, 2006, the Company used the nominal vesting period approach. For option grants on or after January 1, 2006, the Company applies the non-substantive vesting period approach which resulted in $724 of additional compensation costs in the year of adoption for retirement eligible employees and directors than what would have been recognized under SFAS 148.  As a result of the adoption of SFAS 123R, the Company began capitalizing stock-based compensation costs as a component of employee compensation that is capitalized as part of self-constructed fixed assets which amounted to $113 and $87 for the years ended December 31, 2008 and 2007, respectively.  The Company applied the modified prospective application in adopting SFAS 123R.

A summary of stock option activity for the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	2,651,522	$43.33
Granted	498,983	52.56
Exercised	(213,370)	37.18
Cancelled	(82,007)	48.72
Options outstanding at December 31, 2008	2,855,128	$45.25	6.6	$-
Options exercisable at December 31, 2008	1,432,649	$39.54	5.1	$1,519

The total cash received from the exercise of options was $7,933, $6,293 and $25,070 during the years ended December 31, 2008, 2007 and 2006, respectively.  The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $5.85, $6.79 and $6.69, respectively.  The total intrinsic value of options exercised was $3,422, $2,971 and $14,419 during the years ended December 31, 2008, 2007 and 2006, respectively.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN (Continued)

Stock Options (Continued)

A summary of unvested stock option activity for the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option
Unvested stock options at December 31, 2007	1,453,033	$48.69
Granted	498,983	52.56
Vested	(447,530)	45.67
Cancelled	(82,007)	48.72
Unvested stock options at December 31, 2008	1,422,479	$51.00

As of December 31, 2008, there was $4,430 of total unrecognized compensation cost related to unvested stock options; that cost is expected to be recognized over a weighted-average period of 1.87 years.  The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $2,065, $1,687 and $1,279, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2008, 2007 and 2006 as follows:
Assumption	2008	2007	2006
Expected dividend yields	5.48%	5.27%	5.26%
Expected volatility	20.97%	19.25%	18.73%
Expected lives of the options with a lifetime of ten years	5.7 Years	5.7 Years	6.5 Years
Expected lives of the options with a lifetime of five years	4.6 Years	4.6 Years	5.0 Years
Risk free interest rate	3.35%	4.59%	5.09%

The expected dividend yield was based on the historical dividend growth rates and the historical annual dividends.  The expected volatility was based on the historical volatility of the Company's common stock.  In 2008 and 2007 the weighted average expected option lives, for both options with a lifetime of ten and five years, was based on the Company's historical data for prior period stock option exercise and cancellation activity.  In 2006, the expected lives of the options was determined by applying the "simplified method" approach (median between the average vesting term and the contractual term) for plain vanilla option grants made during 2006, as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107").  The risk-free interest rates for the expected life of the options were based on the implied U.S. Treasury yield curve.

In 2008, 2007 and 2006, the Company recognized $2,411, $1,938 and $1,793, respectively, in stock compensation costs related to its outstanding stock options.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9           STOCK BENEFIT PLAN (Continued)

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2007	215,899	$44.34
Granted	76,585	50.09
Vested and issued	(118,341)	39.04
Cancelled	(4,830)	51.17
Restricted stock outstanding and unvested at December 31, 2008	169,313	$50.44

In 2008, 2007 and 2006, the Company granted a total of 76,585, 52,216 and 62,066 shares of restricted stock, respectively, to both employees and directors.  The directors' grants included above for 2008, 2007 and 2006 were 8,784, 8,460 and 9,000 shares, respectively.  The restricted stock outstanding at December 31, 2008, 2007 and 2006 was 169,313, 215,899 and 270,405 shares, respectively.

Effective January 1, 2006, the Company began recognizing expense for the restricted stock grants based on the expected service period of the grantee.  Under the 2000 and 2003 Plans, for grant recipients that have met or exceeded the retirement eligible age (59.5 for employees and 75 for directors), the expense was recognized upon grant.  For recipients approaching retirement, the expense is being recognized ratably over the lesser of the term between the grant date and the expected retirement date or the vesting period.  All other restricted stock grants are expensed ratably over the vesting period of 5 and 4 years for director and employee grants, respectively.  Under the 2008 Plan, the expense is recognized upon grant for employee grant recipients that have met or exceeded the retirement eligible age of 59.5 and for all director grants.  For employees approaching retirement, the expense is recognized ratably over the lesser of the term between the grant date and the expected retirement date or the vesting period.  All other restricted stock grants are expensed ratably over the vesting period of 4 years for employee grants. Prior to 2006, restricted stock grants were expensed ratably over the vesting period of 5 and 4 years for director and employee grants, respectively.

The restricted shares were granted during 2008, 2007 and 2006 at a weighted average price of $50.09, $55.70 and $51.00 per share, respectively.  The fair value of restricted shares is equivalent to the closing stock price on the grant date.  The total fair value of restricted shares vested during 2008, 2007 and 2006 was $5,378, $6,032 and $3,562, respectively.  Total compensation cost recorded for 2008, 2007 and 2006 for the restricted share grants was $3,133, $2,592 and $2,883, respectively.  As of December 31, 2008, there was $4,921 of total unrecognized compensation cost related to unvested restricted stock; that cost is expected to be recognized over a weighted-average period of 2.47 years.

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

Index to Consolidated Financial Statements

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

Core properties consist of all apartment communities owned throughout 2007 and 2008 where comparable operating results are available.  Therefore, the Core Properties represent communities owned as of January 1, 2007.  Non-core properties consist of apartment communities acquired and developed during 2007 and 2008, such that full year comparable operating results are not available.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses. The accounting policies of the segments are the same as those described in Notes 1 and 2.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10           SEGMENT REPORTING (Continued)

The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2008, 2007 and 2006.
	2008	2007	2006
Revenues
Apartments owned
Core properties	$481,940	$466,069	$418,832
Non-core properties	27,444	19,474	-
Reconciling items	566	3,087	5,229
Total revenues	$509,950	$488,630	$424,061

Net operating income
Apartments owned
Core properties	$281,256	$272,290	$241,493
Non-core properties	13,643	10,147	-
Reconciling items	566	3,087	5,229
Net operating income	295,465	285,524	246,722

General & administrative expenses	(25,491)	(23,413)	(22,626)
Interest expense	(118,959)	(117,958)	(103,270)
Depreciation and amortization	(115,020)	(107,037)	(89,819)
Impairment of assets held as general partner	(4,000)	-	-
Gain on early extinguishment of debt	13,884	-	-
Minority interest in operating partnership	(13,361)	(9,729)	(7,585)
Income from continuing operations	$32,518	$27,387	$23,422
The assets for each of the reportable segments are summarized as follows as of December 31, 2008 and 2007:
Assets	2008	2007
Apartments owned
Core properties	$2,809,065	$2,802,685
Non-core properties	426,355	333,553
Reconciling items	81,787	80,185
Total assets	$3,317,207	$3,216,423

11           DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2008, the Company had no outstanding interest rate swap agreements; however, during 2007 the Company had four interest rate swaps that effectively converted variable rate debt to fixed rate debt. The notional amount amortized in conjunction with the principal payments of the hedged items.  The terms were as follows:

Original Notional Amount	Fixed Interest Rate	Variable Interest Rate	Scheduled Maturity Date
$16,384,396	5.35%	LIBOR + 1.50%	June 25, 2007
10,000,000	5.39%	LIBOR + 1.50%	June 25, 2007
3,000,000	8.22%	LIBOR + 1.40%	June 25, 2007
4,625,000	8.40%	LIBOR + 1.40%	June 25, 2007

Index to Consolidated Financial Statements

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

All derivatives, which have historically been limited to interest rates swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").  On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability.  To the extent effective, subsequent changes in the fair value of a derivative designated as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction.  Any hedge ineffectiveness will be reported in interest expense in the consolidated statement of operations. The fair value of the interest rate swaps is based upon the estimate of amounts the Company would receive or pay to terminate the contract at the reporting date and is estimated using interest rate market pricing models.

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

12           TRANSACTIONS WITH AFFILIATES

The Company and HPRS recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $19, $24 and $59 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company leases its corporate office space from an affiliate.  The lease requires an annual base rent of $895 for the years ended 2006 through 2009.  The lease also requires the Company to pay a pro rata portion of property improvements, real estate taxes and common area maintenance.  For each of the years ended December 31, 2008 and 2007, rental expense was $1,711.  For the year ended December 31, 2006, rental expense was $1,699.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

13           COMMITMENTS AND CONTINGENCIES

401(k) Savings Plan

The Company sponsors a defined contribution plan.  Under the plan, the Company will match 75% of the first 4% of each participant's contributions not to exceed 3% of that participant's eligible compensation.  The matching expense under this plan was $844, $794 and $832 for the years ended December 31, 2008, 2007 and 2006, respectively.

Incentive Compensation Plan

The Incentive Compensation Plan provides that eligible officers and key employees may earn a cash bonus based upon two performance measures:  the percentage of growth in the Company's funds from operations ("FFO") on a per share/unit diluted basis from the previous year and the percentage of growth in same store net operating income from the previous year as compared to industry peers.  The bonus expense charged to operations was $5,402, $4,341 and $4,983 for the years ended December 31, 2008, 2007 and 2006, respectively.

Letters of Credit

As of December 31, 2008, the Company had provided $7,441 in letters of credit, which were provided under the Company's $140,000 unsecured line of credit agreement (Note 6).  The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies and construction projects.

Contingencies

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (50% of the owned portfolio) for a period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 7 years.

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

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

13           COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

As of December 31, 2008, the Company, through its general partnership interest in an affordable property limited partnership (see Note 3), has guaranteed certain low income housing tax credits to limited partners totaling approximately $3,000.  As of December 31, 2008, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Executive Retention Plan

Effective February 2, 1999, the Executive Retention Plan provides for severance benefits and other compensation to be received by certain employees in the event of a change in control of the Company and a subsequent termination of their employment without cause or voluntarily with good cause.

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

14           PROPERTY ACQUISITIONS AND DEVELOPMENT

For the years ended December 31, 2008, 2007 and 2006, the Company acquired the communities listed below:

						Cost of
	Market	Date	Year	Number	Cost of	Acquisition
Apartment Community	Area	Acquired	Constructed	of Units	Acquisition	Per Unit
Highland House	Boston	5/31/06	1965-1969	172	$17,889	$104
Liberty Place	Boston	6/6/06	1988	107	14,892	139
The Heights at Marlborough	Boston	9/7/06	1973	348	48,914	141
The Meadows at Marlborough	Boston	9/7/06	1969-1972	264	34,162	129
Heritage Woods	Baltimore	10/4/06	1972-1973	164	14,042	86
Top Field	Baltimore	10/4/06	1973	156	18,391	118
The Coves at Chesapeake	Baltimore	11/20/06	1976&1982	469	67,043	143
Mount Vernon Square (1)	Northern VA	12/27/06	1968-1974	1,387	144,768	104
The Townhomes of Beverly	Boston	2/15/07	1974	204	36,434	179
Jacob Ford Village	New Jersey	2/15/07	1948	270	26,680	99
Fox Hall Apartments (1)	Baltimore	3/28/07	1976-1982	720	62,234	86
Westwoods	Boston	4/30/07	1988	35	3,995	114
Dunfield Townhomes (1)	Baltimore	11/1/07	1986	312	32,155	103
Saddle Brooke	Baltimore	10/29/08	1973	468	51,459	110
Westchester West	Northern VA	12/30/08	1972	345	48,969	142

(1) Properties fee-managed by the Company prior to acquisition.

During 2006, the Company completed construction and placed into service a 120 unit apartment community located in Portland, ME (Liberty Commons) at a total cost of $14,598 for an overall average cost of unit of $122.

During 2006, the Company started construction on a 216 unit apartment community located in Allentown, PA (Trexler Park West).  During 2006 and 2007, the Company completed construction and placed into service 84 units in each year.  The remaining 48 units were completed and placed into service during the third quarter of 2008.  The total cost for this community was $25,748 for an overall average cost per unit of $119.

During 2007, the Company started construction on a project in Silver Spring, Maryland (1200 East West Highway), a 14-story high rise with 247 apartment units and 10,600 square feet of retail space that is expected to be completed in the first quarter of 2010 at a total cost of $78,000.  The costs associated with construction in progress for this development were $33,968 as of December 31, 2008.

During 2008, the Company started construction on a project located in Fairfax County, Virginia, consisting of four, four-story buildings with 421 units (The Courts at Huntington Station), with anticipated initial occupancy in the first quarter of 2010 and expected completion in 2011 at a total cost of $125,000.  The costs associated with construction in progress for this development were $47,529 as of December 31, 2008.

During 2008, the Company purchased entitled land and entered the pre-construction phase for a high rise project located in Silver Spring, Maryland (Ripley Street), with approximately 314 apartment units.  The costs associated with construction in progress for this development were $17,032 as of December 31, 2008.

During 2008, the Company purchased entitled land and entered the pre-construction phase for a garden style project located in Fredericksburg, VA (Cobblestone Square), with approximately 314 apartment units.  The costs associated with construction in progress for this development were $12,510 as of December 31, 2008.

Index to Consolidated Financial Statements

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

Included in discontinued operations for the three years ended December 31, 2008 are the operating results, net of minority interest, of 59 apartment community dispositions (15 sold in 2008, 5 sold in 2007 and 39 sold in 2006).  For purposes of the discontinued operations presentation, the Company only includes interest expense associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

A summary of community dispositions is as follows:
Year	Number of Disposed Communities	Number of Disposed Units	Number of Transactions	Total Sales Price	Sales Price Per Unit	Total Gain On Sale (before minority interest)
2008	15	1,227	6	$124,500	$101	$51,559
2007	5	1,084	5	129,500	119	42,126
2006	39	9,705	3	495,300	51	110,514

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2008, 2007 and 2006:
	2008	2007	2006
Revenues:
Rental income	$8,344	$24,547	$84,238
Property other income	865	1,774	8,333
Total revenues	9,209	26,321	92,571
Expenses:
Operating and maintenance	4,672	11,927	47,823
Interest expense	2,028	3,129	20,581
Depreciation and amortization	1,700	5,548	11,876
Total expenses	8,400	20,604	80,280
Income from discontinued operations before minority interest and gain on disposition of property	809	5,717	12,291
Minority interest in operating partnership	(233)	(1,637)	(3,976)
Income from discontinued operations	$576	$4,080	$8,315

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

16           SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non-cash financing and investing activities for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006
Supplemental disclosures:
Cash paid for interest	$118,137	$117,648	$119,694
Interest capitalized	5,472	3,441	1,087
Non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions	65,517	16,878	159,782
Issuance of UPREIT Units associated with property and other acquisitions	-	36,290	20,397
Increase in real estate associated with the purchase of UPREIT Units	17,793	16,475	124,631
Exchange of UPREIT Units for common shares	12,435	10,025	71,157
Additions to properties included in accounts payable	5,764	3,684	-
Fair value of hedge instruments	-	(206)	(35)
Preferred stock issuance costs written off	-	1,902	-
Exchangeable senior notes issuance cost written off in connection with early extinguishment	1,260	-	-
Mortgage note premium written off	4,218	792	1,316

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

17           QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2008 and 2007 are as follows:
	2008
	First	Second	Third	Fourth
Total revenue	$127,349	$126,489	$126,262	$129,850
Net income available to common shareholders	26,099	8,906	7,301	27,360
Basic earnings per share data:
Net income available to common shareholders	0.81	0.28	0.23	0.85
Diluted earnings per share data:
Net income available to common shareholders	0.80	0.28	0.23	0.85

	2007
	First	Second	Third	Fourth
Total revenue	$120,979	$122,287	$121,569	$123,795
Net income available to common shareholders	5,078	8,702	28,615	15,957
Basic earnings per share data:
Net income available to common shareholders	0.15	0.26	0.86	0.49
Diluted earnings per share data:
Net income available to common shareholders	0.15	0.26	0.84	0.48

The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter.  The quarterly reports for the years ended December 31, 2008 and 2007 have been reclassified to reflect discontinued operations in accordance with SFAS 144.

18           SUBSEQUENT EVENTS

On January 30, 2009, the Company sold three apartment communities, with a total of 741 units for $67,815.  Two communities were located in Hudson Valley, New York and one community was located in northern New Jersey.  A gain on sale of approximately $13,600 (before the allocation of minority interest) will be recorded in the first quarter 2009 related to this sale.

On February 9, 2009, the Board of Directors declared a dividend of $0.67 per share for the quarter ended December 31, 2008.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable February 27, 2009 to shareholders of record on February 20, 2009.

Index to Consolidated Financial Statements

SCHEDULE II

HOME PROPERTIES, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31:
(Dollars in thousands)

	Balance at	Charged to	Adjustments/
	Beginning	Costs and	Amounts	Balance at
	of Year	Expenses	Written Off	End of Year
Allowance for Doubtful Receivables
2008:	$1,699	$6,378	$(5,152)	$2,925
2007:	984	4,063	(3,348)	1,699
2006:	513	4,289	(3,818)	984
Deferred Tax Asset Valuation Allowance
2008:	10,149	-	27	10,176
2007:	10,078	-	71	10,149
2006:	8,421	-	1,657	10,078

Index to Consolidated Financial Statements

SCHEDULE III HOME PROPERTIES, INC. REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2008 (Dollars in thousands)

						Costs
			OP	Initial Cost	OP	Capitalized		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Subse-		Buildings,			Net of	Year of
	Encum-		Alloc.	Improvements	Alloc.	quent to		Improvements		Accumulated	Accumulated	Acqui-
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	sition
Barrington Gardens	11,357	888	35	6,556	296	3,912	923	10,764	11,687	1,290	10,397	2005
Bayview & Colonial	11,094	1,600	71	8,471	709	4,666	1,671	13,846	15,517	3,496	12,021	2000
Beechwood Gardens	-	560	43	3,442	437	4,580	603	8,459	9,062	2,427	6,635	1998
Blackhawk Apartments	12,748	2,968	83	14,568	858	5,933	3,051	21,359	24,410	5,527	18,883	2000
Bonnie Ridge Apartments	57,213	4,830	411	42,769	4,147	31,779	5,241	78,695	83,936	21,863	62,073	1999
Braddock Lee Apartments	20,453	3,810	152	8,842	1,488	6,733	3,962	17,063	21,025	5,733	15,292	1998
Cambridge Village Associates	-	2,460	54	3,188	520	2,173	2,514	5,881	8,395	1,234	7,161	2002
Canterbury Apartments	44,989	4,944	235	21,384	2,353	10,436	5,179	34,173	39,352	8,479	30,873	1999
Castle Club Apartments	6,429	948	57	8,909	566	4,515	1,005	13,990	14,995	3,384	11,611	2000
Chatham Hill Apartments	45,000	1,848	286	46,150	2,434	9,561	2,134	58,145	60,279	7,516	52,763	2004
Chesterfield Apartments	10,042	1,482	89	8,206	869	6,415	1,571	15,490	17,061	5,066	11,995	1997
Cider Mill	66,346	15,552	464	65,938	4,549	10,481	16,016	80,968	96,984	14,000	82,984	2002
Cinnamon Run Apartments	56,969	7,731	231	59,646	1,934	3,892	7,962	65,472	73,434	5,402	68,032	2005
Country Village Apartments	19,317	2,236	113	11,149	1,120	9,732	2,349	22,001	24,350	6,843	17,507	1998
Courtyards Village	-	3,360	53	9,824	525	3,662	3,413	14,011	17,424	3,072	14,352	2001
Curren Terrace	24,138	1,908	109	10,957	1,082	7,390	2,017	19,429	21,446	6,645	14,801	1997
Cypress Place	10,441	2,304	45	7,861	479	4,125	2,349	12,465	14,814	3,174	11,640	2000
Devonshire Hills	47,024	14,850	317	32,934	3,172	6,495	15,167	42,601	57,768	8,339	49,429	2001
Dunfield Townhomes	12,703	1,683	-	30,302	-	2,051	1,683	32,353	34,036	1,024	33,012	2007
East Hill Gardens	-	231	24	1,560	241	1,222	255	3,023	3,278	943	2,335	1998
East Meadow Apartments	13,155	2,250	89	10,803	863	2,281	2,339	13,947	16,286	2,964	13,322	2000
Elmwood Terrace	20,260	6,048	155	14,680	1,561	9,957	6,203	26,198	32,401	6,146	26,255	2000
Falcon Crest Townhomes	16,845	2,772	160	11,116	1,590	8,539	2,932	21,245	24,177	5,818	18,359	1999
Falkland Chase Apartments	37,627	9,000	327	49,705	3,008	4,625	9,327	57,338	66,665	7,948	58,717	2003
Fox Hall Apartments	47,000	9,959	-	51,874	-	5,403	9,959	57,277	67,236	2,868	64,368	2007
Gardencrest Apartments	-	24,674	507	61,525	4,974	20,452	25,181	86,951	112,132	15,905	96,227	2002
Gateway Village Apartments	6,639	1,320	71	6,621	695	2,293	1,391	9,609	11,000	2,532	8,468	1999
Glen Brook Apartments	-	1,414	45	4,816	452	3,429	1,459	8,697	10,156	2,352	7,804	1999
Glen Manor Apartments	5,571	1,044	44	4,564	440	2,813	1,088	7,817	8,905	2,398	6,507	1997
Golf Club Apartments	33,694	3,990	187	21,236	1,840	12,463	4,177	35,539	39,716	9,533	30,183	2000
Hackensack Gardens	8,985	2,376	50	10,916	423	4,045	2,426	15,384	17,810	1,803	16,007	2005
Hawthorne Court	35,934	8,940	260	23,447	2,521	15,851	9,200	41,819	51,019	8,640	42,379	2002
Heritage Square	6,068	2,000	58	4,805	566	2,307	2,058	7,678	9,736	1,473	8,263	2002
Heritage Woods Apartments	4,949	1,640	-	12,455	-	2,267	1,640	14,722	16,362	883	15,479	2006
Highland House	6,252	3,414	-	14,761	-	1,303	3,414	16,064	19,478	1,117	18,361	2006
Hill Brook Place Apartments	10,759	2,192	85	9,118	848	6,062	2,277	16,028	18,305	4,140	14,165	1999
Holiday Square	-	3,575	77	6,109	722	1,528	3,652	8,359	12,011	1,513	10,498	2002
Home Properties of Bryn Mawr	17,027	3,160	154	17,907	1,537	10,192	3,314	29,636	32,950	7,636	25,314	2000
Home Properties of Devon	28,892	6,280	332	35,545	3,280	23,781	6,612	62,606	69,218	16,011	53,207	2000
Home Properties of Newark	3,000	2,592	140	12,713	1,370	13,571	2,732	27,654	30,386	8,044	22,342	1999
Jacob Ford Village	-	6,750	-	20,022	-	3,334	6,750	23,356	30,106	1,283	28,823	2007
Lake Grove Apartments	35,842	7,360	254	11,952	2,557	14,216	7,614	28,725	36,339	10,216	26,123	1997
Lakeshore Villa Apartments	4,763	573	55	3,849	554	5,433	628	9,836	10,464	3,399	7,065	1996
Lakeview Apartments	8,322	636	59	4,552	590	3,285	695	8,427	9,122	2,645	6,477	1998
Liberty Commons	-	1,330	15	-	125	13,297	1,345	13,422	14,767	2,113	12,654	2005
Liberty Place Apartments	6,194	2,033	-	13,125	-	2,027	2,033	15,152	17,185	1,008	16,177	2006
Mid-Island Apartments	19,913	4,160	128	6,567	1,268	5,454	4,288	13,289	17,577	4,823	12,754	1997
Mill Towne Village	24,239	3,840	154	13,747	1,486	11,658	3,994	26,891	30,885	6,176	24,709	2001
Morningside Heights Apartments	-	6,147	406	28,699	4,000	27,300	6,553	59,999	66,552	19,310	47,242	1998
Mount Vernon Square Apartments	87,101	55,810	-	86,923	-	7,591	55,810	94,514	150,324	5,522	144,802	2006
New Orleans Park Apartments	18,504	2,920	124	13,215	1,227	10,202	3,044	24,644	27,688	7,781	19,907	1997&1999
Northwood Apartments	10,675	804	71	14,286	602	2,572	875	17,460	18,335	2,181	16,154	2004
Oak Manor Apartments	7,589	616	70	4,111	690	2,736	686	7,537	8,223	2,430	5,793	1998
Orleans Village	65,993	8,510	429	58,912	4,286	20,494	8,939	83,692	92,631	19,591	73,040	2000
Owings Run Consolidation	43,081	5,537	255	32,622	2,538	5,572	5,792	40,732	46,524	10,114	36,410	1999
Park Shirlington Apartments	21,082	4,410	157	10,180	1,581	7,986	4,567	19,747	24,314	6,919	17,395	1998
Peppertree Farm Apartments	81,405	12,571	317	83,751	2,654	8,750	12,888	95,155	108,043	8,231	99,812	2005
Pleasant View Gardens	60,937	5,710	499	47,816	5,021	22,867	6,209	75,704	81,913	22,637	59,276	1998
Pleasure Bay Apartments	14,468	1,620	124	6,234	1,210	7,680	1,744	15,124	16,868	4,435	12,433	1998
Racquet Club East Apartments	30,648	1,868	218	23,107	2,137	8,837	2,086	34,081	36,167	9,697	26,470	1998
Racquet Club South	-	309	35	3,891	353	2,131	344	6,375	6,719	2,004	4,715	1999
Redbank Village Apartments	15,528	2,000	164	14,030	1,686	9,783	2,164	25,499	27,663	7,380	20,283	1998
Regency Club Apartments	24,946	2,604	199	34,825	1,707	4,076	2,803	40,608	43,411	4,790	38,621	2004
Ridgeview at Wakefield Valley	18,780	2,300	72	17,107	635	3,490	2,372	21,232	23,604	2,518	21,086	2005
Ridley Brook Apartments	9,275	1,952	74	7,719	748	3,864	2,026	12,331	14,357	3,377	10,980	1999
Royal Gardens Apartment	47,000	5,500	258	14,067	2,603	14,312	5,758	30,982	36,740	11,036	25,704	1997
Saddle Brooke Apartments	30,734	7,609	0	44,060	-	96	7,609	44,156	51,765	198	51,567	2008
Sayville Commons	41,325	8,005	187	55,379	1,599	610	8,192	57,588	65,780	5,145	60,635	2005
Selford Townhomes	8,559	1,224	57	4,200	565	2,504	1,281	7,269	8,550	2,030	6,520	1999
Seminary Hill Apartments	20,282	2,960	135	10,194	1,344	9,376	3,095	20,914	24,009	5,570	18,439	1999
Seminary Towers Apartments	53,515	5,480	292	19,348	2,868	17,976	5,772	40,192	45,964	10,520	35,444	1999
Sherry Lake Apartments	18,706	2,428	165	15,618	1,617	9,446	2,593	26,681	29,274	7,666	21,608	1998
South Bay Manor	13,706	1,098	45	1,958	440	4,838	1,143	7,236	8,379	1,808	6,571	2000
Southern Meadows	-	9,040	343	31,874	3,397	7,234	9,383	42,505	51,888	8,639	43,249	2001
Stone Ends Apartments	-	5,600	166	28,428	1,554	2,867	5,766	32,849	38,615	5,149	33,466	2003
Stratford Greens Associates	32,110	12,565	255	33,779	2,555	9,070	12,820	45,404	58,224	7,984	50,240	2002
Sunset Gardens Apartments	8,288	696	76	4,663	755	5,072	772	10,490	11,262	3,717	7,545	1996
Tamarron Apartments	12,889	1,320	92	8,474	896	2,261	1,412	11,631	13,043	2,876	10,167	1999
The Apts at Wellington Trace	24,810	3,060	167	23,904	1,418	2,843	3,227	28,165	31,392	3,469	27,923	2004
The Brooke at Peachtree	-	992	51	15,145	437	1,890	1,043	17,472	18,515	1,628	16,887	2005
The Colony	-	7,830	197	34,121	2,025	12,131	8,027	48,277	56,304	12,713	43,591	1999
The Coves at Chesapeake	-	8,915	-	57,953	-	5,152	8,915	63,105	72,020	3,704	68,316	2006
The Hamptons	52,629	5,749	303	50,647	2,599	8,231	6,052	61,477	67,529	7,704	59,825	2004
The Heights at Marlborough	27,291	6,253	-	44,264	-	2,369	6,253	46,633	52,886	2,846	50,040	2006
The Landings	-	2,459	162	16,753	1,595	9,225	2,621	27,573	30,194	8,977	21,217	1996
The Manor Apartments (MD)	25,044	8,700	257	27,703	2,513	9,599	8,957	39,815	48,772	8,286	40,486	2001
The Manor Apartments (VA)	12,328	1,386	85	5,738	832	4,496	1,471	11,066	12,537	3,562	8,975	1999
The Meadows at Marlborough	20,452	6,598	-	28,736	-	2,010	6,598	30,746	37,344	1,928	35,416	2006
The New Colonies	19,314	1,680	151	21,350	1,545	10,800	1,831	33,695	35,526	11,530	23,996	1998
The Sycamores	21,900	4,625	136	15,725	1,283	2,458	4,761	19,466	24,227	3,240	20,987	2002
The Townhomes of Beverly	-	5,820	-	30,465	-	2,607	5,820	33,072	38,892	1,660	37,232	2007
The Village at Marshfield	-	3,158	134	28,351	1,158	2,367	3,292	31,876	35,168	4,158	31,010	2004
Timbercroft Consolidation	4,981	1,704	87	6,826	842	5,045	1,791	12,713	14,504	3,233	11,271	1999
Top Field	6,132	1,635	-	16,684	-	1,675	1,635	18,359	19,994	1,105	18,889	2006
Trexler Park Apartments	10,140	2,490	114	13,802	1,129	6,469	2,604	21,400	24,004	5,436	18,568	2000
Trexler Park West	-	2,684	-	-	-	23,111	2,684	23,111	25,795	2,305	23,490	2006
Village Square Townhomes Apts.	39,285	2,590	191	13,306	1,900	8,165	2,781	23,371	26,152	5,859	20,293	1999
Vinings at Hampton Village	-	1,772	77	12,214	657	2,538	1,849	15,409	17,258	1,956	15,302	2004
Virginia Village	31,460	5,160	207	21,918	2,027	9,628	5,367	33,573	38,940	7,335	31,605	2001
Wayne Village	-	1,925	177	12,895	1,744	7,195	2,102	21,834	23,936	6,667	17,269	1998
West Springfield Terrace	22,906	2,440	194	31,758	1,845	2,704	2,634	36,307	38,941	5,957	32,984	2002
Westchester West Apartments	34,737	6,978	-	41,738	-	-	6,978	41,738	48,716	92	48,624	2008
Westwood Village Apts	47,995	7,260	270	22,757	2,629	9,839	7,530	35,225	42,755	6,882	35,873	2002
Westwoods	3,653	1,260	-	2,694	-	181	1,260	2,875	4,135	139	3,996	2007
William Henry Apartments	21,698	4,666	187	22,220	1,839	11,526	4,853	35,585	40,438	8,438	32,000	2000
Windsor Realty Company	4,480	402	34	3,300	337	2,004	436	5,641	6,077	1,804	4,273	1998
Woodholme Manor Apartments	3,579	1,232	59	4,599	576	4,632	1,291	9,807	11,098	2,414	8,684	2001
Woodleaf Apartments	-	2,862	122	17,716	1,028	2,071	2,984	20,815	23,799	2,787	21,012	2004
Woodmont Village Apartments	-	2,880	63	5,699	622	2,404	2,943	8,725	11,668	1,706	9,962	2002
Yorkshire Village Apartments	-	1,200	27	2,016	260	1,083	1,227	3,359	4,586	655	3,931	2002
Other Assets (c)	5,929	296	3	5,915	(1)	136,507	299	142,421	142,720	16,982	125,738	Various
VIE	16,269	1,203	-	9,963	-	15,926	1,203	25,889	27,092	11,714	15,378	1995
	$2,112,331	$500,592	$15,018	$2,289,531	$145,156	$922,093	$515,610	$3,356,780	$3,872,390	$636,970	$3,235,420

(a)	See discussion in Note 2 Real Estate concerning exchange of minority interests (OP Units) for shares
(b)	The aggregate cost for Federal Income Tax purposes was approximately $3,302,953.
(c)	Includes construction in progress of $111,039 and corporate office assets of $31,681.

Index to Consolidated Financial Statements

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(Dollars in thousands)

Depreciation and amortization of the Company's investments in real estate assets reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

The changes in total real estate assets are as follows:
	2008	2007	2006

Balance, beginning of year	$3,680,155	$3,451,762	$3,385,143
New property acquisition	128,704	207,366	368,301
Additions	142,529	105,450	101,723
Increase in real estate associated with the conversion of UPREIT Units	17,793	16,475	124,292
Disposals, retirements and impairments	(96,791)	(100,898)	(527,697)
Balance, end of year	$3,872,390	$3,680,155	$3,451,762
The changes in accumulated depreciation are as follows:
	2008	2007	2006

Balance, beginning of year	$543,917	$450,129	$500,592
Depreciation for the year	115,794	110,200	99,694
Disposals and retirements	(22,741)	(16,412)	(150,157)
Balance, end of year	$636,970	$543,917	$450,129

Index to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Pettinella	Director, President and Chief Executive Officer	February 27, 2009
Edward J. Pettinella

/s/ David P. Gardner	Executive Vice President, Chief Financial Officer	February 27, 2009
David P. Gardner	(Principal Financial Officer)

/s/ Robert J. Luken	Senior Vice President, Chief Accounting Officer	February 27, 2009
Robert J. Luken	and Treasurer (Principal Accounting Officer)

/s/ Kenneth O. Hall	Vice President and Controller	February 27, 2009
Kenneth O. Hall

/s/ Norman P. Leenhouts	Director, Co-Chairman of the Board of Directors	February 27, 2009
Norman P. Leenhouts

/s/ Nelson B. Leenhouts	Director, Co-Chairman of the Board of Directors	February 27, 2009
Nelson B. Leenhouts

/s/ Stephen R. Blank	Director	February 27, 2009
Stephen R. Blank

/s/ Josh E. Fidler	Director	February 27, 2009
Josh E. Fidler

/s/ Alan L. Gosule	Director	February 27, 2009
Alan L. Gosule

/s/ Leonard F. Helbig, III	Director	February 27, 2009
Leonard F. Helbig, III

/s/ Roger W. Kober	Director	February 27, 2009
Roger W. Kober

/s/ Clifford W. Smith, Jr.	Director	February 27, 2009
Clifford W. Smith, Jr.

/s/ Paul L. Smith	Director	February 27, 2009
Paul L. Smith

/s/ Amy L. Tait	Director	February 27, 2009
Amy L. Tait

Index to Consolidated Financial Statements

HOME PROPERTIES, INC.
FORM 10-K
For The Year Ended December 31, 2008
Exhibit Index

Except as otherwise indicated, the exhibits listed below are filed as part of this report.  References to exhibits or other filings under the caption "Location" indicate that exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit
Number	Exhibit	Location
2.1	Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein Relating to Royal Gardens I, together with Amendment No. 1	Incorporated by reference to the Form 8- K filed by Home Properties of New York, Inc. dated 6/6/97 (the "6/6/97 8-K")
2.2	Agreement among Home Properties of New York, Inc and Philip Solondz and Daniel Solondz relating to Royal Gardens II, together with Amendment No. 1	Incorporated by reference to the 6/6/97 8-K
2.3	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc., dated 3/24/98 (the "3/24/98 8-K")
2.4	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the 3/24/98 8-K
2.5
Form of Contribution Agreement among Home Properties of New York, L.P. and Strawberry Hill Apartment Company LLLP, Country Village Limited Partnership, Morningside Six, LLLP, Morningside North Limited Partnership and Morningside Heights Apartment Company Limited Partnership with schedule setting forth material details in which documents differ from form
Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 5/22/98
2.6	Form of Contribution Agreement dated June 7, 1999, relating to the CRC Portfolio with schedule setting forth material details in which documents differ from form	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 7/2/99 (the "7/2/99 8-K")
2.7	Form of Contribution Agreement relating to the Mid-Atlantic Portfolio with schedule setting forth material details in which documents differ from form	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 7/30/99
2.8	Contribution Agreement among Home Properties of New York, L.P., Leonard Klorfine, Ridley Brook Associates and the Greenacres Associates	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 10/5/99
2.9
Contribution Agreement among Home Properties of New York, L.P., Gateside-Bryn Mawr Company, L.P., Willgold Company, Gateside-Trexler Company, Gateside-Five Points Company, Stafford Arms, Gateside-Queensgate Company, Gateside Malvern Company, King Road Associates and Cottonwood Associates
Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 4/5/00
2.10	Contribution Agreement between Deerfield Woods Venture Limited Partnership and Home Properties of New York, L.P.	Incorporated by reference to the Form 8-K/A filed by Home Properties of New York, Inc. on 12/5/00 (the "12/5/00 8-K/A")
2.11	Contribution Agreement between Macomb Apartments Limited Partnership and Home Properties of New York, L.P.	Incorporated by reference to the 12/5/00 8-K/A
2.12	Contribution Agreement between Home Properties of New York, L.P. and Elmwood Venture Limited Partnership	Incorporated by reference to the 12/5/00 8-K/A
2.13	Contribution Agreement between Home Properties of New York, L.P., Home Properties of New York, Inc. and S&S Realty, a New York General Partnership (South Bay)	Incorporated by reference to the 12/5/00 8-K/A
2.14	Contribution Agreement between Hampton Glen Apartments Limited Partnership and Home Properties of New York, L.P.	Incorporated by reference to the 12/5/00 8-K/A
2.15	Contribution Agreement between Home Properties of New York, L.P. and Axtell Road Limited Partnership	Incorporated by reference to the 12/5/00 8-K/A
2.16	Contribution Agreement between Elk Grove Terrace II and III, L.P., Elk Grove Terrace, L.P. and Home Properties of New York, L.P.	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 1/10/01
2.17	Agreement for Purchase and Sale of Interests Southeast Michigan Portfolio, dated April 26, 2006, together with Second Amendment thereto (First Amendment superseded)	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 6/30/06
3.1	Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Home Properties of New York, Registration Statement on Form S-11, File No. 33-78862 (the "S-11 Registration Statement")
3.2	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Home Properties of New York, Inc. Registration Statement on Form S-3 File No. 333-52601 filed 5/14/98
3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to 7/2/99 8-K
3.4	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/04
3.5	Second Amended and Restated By-laws of Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 11/2/07
3.6	Series F Cumulative Redeemable Preferred Stock Articles Supplementary to the Amended and Restated Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 8-A12B filed by Home Properties of New York, Inc. on 3/20/02
3.7	Articles of Incorporation of Home Properties Management, Inc.	Incorporated by reference to the S-11 Registration Statement
3.8	By-Laws of Home Properties Management, Inc.	Incorporated by reference to S-11 Registration Statement
3.9	Articles of Incorporation of Conifer Realty Corporation	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the period ended 12/31/95 (the "12/31/95 10-K")
3.10	Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/00
3.11	By-Laws of Conifer Realty Corporation (now Home Properties Resident Services, Inc.)	Incorporated by reference to the 12/31/95 10-K
3.12	Home Properties Trust Declaration of Trust, dated September 19, 1997	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 9/26/97 (the "9/26/97 8-K")
4.1	Form of certificate representing Shares of Common Stock	Incorporated by reference to the Form 10- K filed by Home Properties of New York, Inc. for the period ended 12/31/94 (the "12/31/94 10-K")
4.2	Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request	Incorporated by reference to the 12/31/94 10-K
4.3
Indenture, dated October 24, 2006 between Home Properties, Inc., Home Properties, L.P. and Wells Fargo Bank, N.A., as trustee including the form of 4.125% Exchangeable Senior Notes due 2026 of Home Properties, L.P. and the Guarantee of Home Properties, Inc. with respect thereto
Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/25/06 (the "10/25/06 8-K")
4.4
Registration Rights Agreement, dated October 24, 2006, between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear Stearns & co., Inc.
Incorporated by reference to the 10/25/06 8-K
10.1	Second Amended and Restated Agreement Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to the 9/26/97 8-K
10.2	Amendment No. Four to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/97
10.3	Amendment No. Sixty-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03
10.4	Indemnification Agreement between Home Properties of New York, Inc. and certain officers and directors*	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 6/30/94
10.5	Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/96
10.6
Master Credit Facility Agreement by and among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp., dated as of August 28, 1998
Incorporated by reference to Form 10-Q filed by the Home Properties of New York, Inc. for the quarter ended 9/30/98
10.7
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
10.8
Second Amendment to Master Credit Facility Agreement, dated as of August 30, 1999 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae
Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/99 (the "12/31/99 10-K")
10.9	Credit Agreement, dated 8/23/99 between Home Properties of New York, L.P., certain Lenders and Manufacturers and Traders Trust Company as Administrative Agent	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 9/30/99
10.10	Amendment No. Two to Credit Agreement	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 9/30/02
10.11	Amendment No. Three to Credit Agreement, dated April 1, 2004, between Home Properties, L.P., certain Lenders, and Manufacturers and Traders Trust Company as Administrative Agent	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/04 (the "12/31/04 10-K")
10.12	LIBOR Grid Note, dated November 23, 2004 from Home Properties, L.P. to Manufacturers and Traders Trust Company	Incorporated by reference to the 12/31/04 10-K
10.13	Amendment No. Four to Credit Agreement, dated September 8, 2005 between Home Properties, L.P., certain Lenders, and Manufacturers and Traders Trust Company, as Administrative Agent	Incorporated by reference to Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/05
10.14	Development Agreement, dated March 27, 2006 between Nelson B. Leenhouts and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 3/27/06
10.15	Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/21/06
10.16	Employment Agreement between Nelson B. Leenhouts and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/07 (the "2/16/07 8-K")
10.17	Employment Agreement, dated as of May 17, 2004, between Home Properties, L.P., Home Properties, Inc. and Edward J. Pettinella*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/05
10.18	Amendment No. One to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the period ended 9/30/2008 (the "9/30/2008 10-Q")
10.19	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/06
10.20	Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith and Bear Stearns & Co., Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/19/06
10.21	Directors' Stock Grant Plan*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 5/22/98
10.22	Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 6/6/97
10.23	Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-Q of Home Properties of New York, Inc. for the quarter ended 3/31/00 (the "3/31/00 10-Q")
10.24	Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01
10.25	Amendment No. Three to Home Properties, Inc. Amended and Restated Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.26	2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/99 10-K
10.27	Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01 (the "12/31/01 10-K")
10.28	Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/01 10-K
10.29	Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03
10.30	Amendment No. Four to Home Properties, Inc. 2000 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.31	Amended and Restated 2003 Stock Benefit Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 5/6/05
10.32	Amendment No. One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.33	Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the Schedule 14A filed on 3/24/08
10.34	Amendment No. One to Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.35	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/28/06
10.36	Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the 7/2/99 8-K
10.37	Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan*	Incorporated by reference to the 3/31/00 10-Q
10.38	Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/03 (the "12/31/03 10-K")
10.39	Amendment No. Three to Home Properties, Inc. and Home Properties, L.P. Executive Retention Plan*	Incorporated by reference to the 9/30/08 10-Q
10.40	Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P., Home Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004*	Incorporated by reference to 12/31/03 10-K
10.41	Second Amended and Restated Incentive Compensation Plan*	Incorporated by reference to the 2/16/07 8-K
10.42	Amendment No. One to Home Properties, Inc. Second Amended and Restated Incentive Compensation Plan*	Incorporated by reference to the 9/30/08 10-Q
10.43	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/07 (the "12/31/07 10-K")
10.44	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the 12/31/07 10-K
10.45	Amendment No. One to Home Properties, Inc. Deferred Bonus Plan (Amended and Restated January 1, 2008)*	Filed herewith
10.46	Amendment No. Five to Credit Agreement, dated September 25, 2007 between Home Properties, L.P. and certain Lenders and Manufacturers and Traders Trust Company, as Administrative Agent	Filed herewith
10.47	Indemnification Agreement between Home Properties, Inc. and Stephen R. Blank*	Filed herewith
10.48	Indemnification Agreement between Home Properties, Inc. and Josh E. Fidler*	Filed herewith
10.49	Amendment No. One Hundred to the Second Amended and Restated Limited Partnership Agreement	Filed herewith
11	Computation of Per Share Earnings Schedule	Filed herewith
21	List of Subsidiaries of Home Properties, Inc.	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer**	Furnished herewith
32.2	Section 906 Certification of Chief Financial Officer**	Furnished herewith
99	Additional Exhibits - Debt Summary Schedule	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**	These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2008.

Index to Consolidated Financial Statements