Form 10-Q
period 2009-03-31
HOME PROPERTIES INC
filed 2009-05-08
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	MARCH 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	____________________________________ to ____________________________________
Commission File Number:	1-13136
HOME PROPERTIES, INC.
(exact name of registrant as specified in its charter)
MARYLAND	16-1455126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Clinton Square, Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☐	No	☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock	Outstanding at April 30, 2009
$.01 par value	32,905,925

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2009	2008
ASSETS
Real estate:
Land	$511,407	$515,610
Construction in progress	124,933	111,039
Buildings, improvements and equipment	3,201,790	3,245,741
	3,838,130	3,872,390
Less: accumulated depreciation	(654,732)	(636,970)
Real estate, net	3,183,398	3,235,420
Cash and cash equivalents	8,260	6,567
Cash in escrows	27,566	27,904
Accounts receivable	12,855	14,078
Prepaid expenses	13,695	16,277
Deferred charges	10,233	11,360
Other assets	3,860	5,488
Total assets	$3,259,867	$3,317,094
LIABILITIES AND EQUITY
Mortgage notes payable	$2,067,809	$2,112,331
Exchangeable senior notes	134,649	134,169
Line of credit	75,500	71,000
Accounts payable	23,040	23,731
Accrued interest payable	12,301	10,845
Accrued expenses and other liabilities	28,183	32,043
Security deposits	20,780	21,443
Total liabilities	2,362,262	2,405,562
Commitments and contingencies
Equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 32,867,925 and 32,431,304 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	329	324
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	867,216	857,415
Distributions in excess of accumulated earnings	(218,073)	(206,961)
Total common stockholders' equity	649,472	650,778
Noncontrolling interests	248,133	260,754
Total equity	897,605	911,532
Total liabilities and equity	$3,259,867	$3,317,094

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2009	2008
Revenues:
Rental income	$116,760	$112,937
Property other income	12,444	11,712
Interest income	8	120
Other income	278	192
Total revenues	129,490	124,961
Expenses:
Operating and maintenance	57,163	54,115
General and administrative	5,888	6,220
Interest	30,553	30,016
Depreciation and amortization	30,047	27,473
Total expenses	123,651	117,824
Income from continuing operations	5,839	7,137
Discontinued operations:
Loss from discontinued operations	(4,288)	(648)
Gain on disposition of property	13,508	29,849
Discontinued operations	9,220	29,201
Net income	15,059	36,338
Net income attributable to noncontrolling interests	(4,157)	(10,686)
Net income attributable to common shareholders	$10,902	$25,652

Basic earnings per share:
Income from continuing operations	$0.13	$0.16
Discontinued operations	0.20	0.64
Net income attributable to common shareholders	$0.33	$0.80

Diluted earnings per share:
Income from continuing operations	$0.13	$0.16
Discontinued operations	0.20	0.63
Net income attributable to common shareholders	$0.33	$0.79

Weighted average number of shares outstanding:
Basic	32,668,662	32,211,720
Diluted	32,699,764	32,589,652

Dividends declared per share	$0.67	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interests	Totals
Balance, December 31, 2007	32,600,614	$326	$853,358	$(185,623)	$279,061	$947,122
Cumulative effect of change in accounting principle	-	-	9,688	(2,066)	3,138	10,760
Balance, January 1, 2008	32,600,614	326	863,046	(187,689)	282,199	957,882
Net income	-	-	-	66,081	27,124	93,205
Issuance of common stock, net	370,714	3	16,824	-	-	16,827
Repurchase of common stock	(1,165,783)	(11)	(53,919)	-	-	(53,930)
Repurchase of convertible debt	-	-	88	(88)	-	-
Conversion of UPREIT Units for common stock	625,759	6	30,222	-	(12,435)	17,793
Adjustment of noncontrolling interests	-	-	1,154	-	(1,154)	-
Dividends and distributions paid ($2.65 per share)	-	-	-	(85,265)	(34,980)	(120,245)
Balance, December 31, 2008	32,431,304	$324	$857,415	$(206,961)	$260,754	$911,532
Net income	-	-	-	10,902	4,157	15,059
Issuance of common stock, net	29,116	1	2,041	-	-	2,042
Repurchase of common stock	(25,078)	-	(711)	-	-	(711)
Conversion of UPREIT Units for common stock	432,583	4	8,680	-	(8,684)	-
Adjustment of noncontrolling interests	-	-	(209)	-	209	-
Dividends and distributions paid ($0.67 per share)	-	-	-	(22,014)	(8,303)	(30,317)
Balance, March 31, 2009	32,867,925	$329	$867,216	$(218,073)	$248,133	$897,605

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED, IN THOUSANDS)

	2009	2008
Cash flows from operating activities:
Net income	$15,059	$36,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,494	29,354
Amortization of debt discount	480	648
Gain on disposition of property and business	(13,508)	(29,849)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	1,195	970
Changes in assets and liabilities:
Cash in escrows	781	1,394
Other assets	4,644	211
Accounts payable and accrued liabilities	(3,058)	(365)
Total adjustments	21,028	2,363
Net cash provided by operating activities	36,087	38,701
Cash flows from investing activities:
Purchase of land for development	-	(15,951)
Additions to properties	(20,313)	(19,998)
Additions to construction in progress	(11,170)	(5,897)
Proceeds from sale of properties and business, net	66,912	63,045
Additions to cash in escrows, net	(412)	(6,777)
Net cash provided by investing activities	35,017	14,422
Cash flows from financing activities:
Proceeds from sale of common stock, net	847	1,837
Repurchase of common stock	(711)	(51,588)
Proceeds from mortgage notes payable	-	11,470
Payments of mortgage notes payable	(43,887)	(36,562)
Proceeds from line of credit	78,500	88,000
Payments on line of credit	(74,000)	(36,500)
Proceeds from (payments of) deferred loan costs	164	(231)
Additions to cash in escrows, net	(7)	(12)
Dividends and distributions paid	(30,317)	(30,360)
Net cash used in financing activities	(69,411)	(53,946)
Net increase (decrease) in cash and cash equivalents	1,693	(823)
Cash and cash equivalents:
Beginning of year	6,567	6,109
End of period	$8,260	$5,286

Supplemental disclosure of non-cash operating, investing and financing activities:
Exchange of UPREIT Units for common shares	$8,684	$538
Additions to properties included in accounts payable	5,587	1,207
Mortgage note premium write-off	615	-

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	Unaudited Interim Financial Statements

The interim consolidated financial statements of Home Properties, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted.  The year-end balance sheet data was derived from audited financial statements, which were revised in the current period to reflect the retroactive application of recently issued accounting standards (see Note 3), but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.  The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

2.	Organization and Basis of Presentation

Organization

Tthe Company was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of March 31, 2009, the Company operated 109 apartment communities with 37,539 apartments.  Of this total, the Company owned 107 communities, consisting of 36,389 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 72.7% of the limited partnership units in the Operating Partnership ("UPREIT Units") at March 31, 2009 (71.7% at December 31, 2008).  The remaining 27.3% is reflected as noncontrolling interests in these consolidated financial statements at March 31, 2009 (28.3% at December 31, 2008).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.      Organization and Basis of Presentation (continued)

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. ("HPRS"), (the "Management Company").  The Management Company is a wholly owned subsidiary of the Company.  In addition, the Company consolidates one affordable housing limited partnership in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 – Consolidated Financial Statements ("FIN 46R").  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

3.	Recently Adopted and Recently Issued Accounting Standards

Retrospective Application of Changes in Accounting Principles

On January 1, 2009, the Company adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP APB 14-1"); FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS 160"); and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate on the date of issue.  The difference between the principal amount of the debt and the amount of proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method.  The adoption of FSP APB 14-1 affects the accounting for the Company’s 4.125% exchangeable senior notes (“senior notes”) which were issued in October 2006 with a par value of $200,000.  The initial debt component of the $200,000 par value senior notes was $186,050, based on the fair value of similar nonconvertible debt.  The aggregate initial debt discount of $13,950 was recorded in additional paid-in capital.  We are amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense.  During the fourth quarter of 2008, the Company repurchased $60,000 par value of the exchangeable senior notes for $45,360.  The gain on early extinguishment of debt originally recorded in the fourth quarter of 2008 of $13,884 has been adjusted for the impact of FSP APB 14-1, which requires a revaluation of the extinguished debt and equity components at the date of extinguishment and resulted in a restated gain on early extinguishment of debt of $11,303.  The following table provides additional information about the senior notes:

Consolidated Balance Sheet:	March 31, 2009	December 31, 2008
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(5,351)	(5,831)
Carrying amount of liability component	$134,649	$134,169
Carrying amount of equity component	$13,950	$13,950
	March 31,
Consolidated Income Statement:	2009	2008
Coupon interest	$1,444	$2,063
Discount amortization - issuance costs	138	195
Discount amortization - FSP APB 14-1	480	648
Total interest expense	$2,062	$2,906
Effective interest rate	5.75%	5.75%
Conversion price per share, as adjusted	$73.04	$73.11

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

The following tables set forth the effect of the retroactive application of FSP APB 14-1 and SFAS 160 on certain previously reported line items.

Consolidated Balance Sheet:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Deferred charges	$11,473	$11,360	$(113)	$(113)	$-
Total assets	3,317,207	3,317,094	(113)	(113)	-
Exchangeable senior notes	140,000	134,169	(5,831)	(5,831)	-
Total liabilities	2,411,393	2,405,562	(5,831)	(5,831)	-
Minority interest	259,136	-	(259,136)	-	(259,136)
Additional paid-in capital	847,576	857,415	9,839	9,839	-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Total stockholders' equity	646,678	650,778	4,100	4,100	-
Noncontrolling interests	-	260,754	260,754	1,618	259,136
Total equity	646,678	911,532	264,854	5,718	259,136
Total liabilities and stockholders' equity	3,317,207	3,317,094	(113)	(113)	-

Consolidated Statement of Operations:	Three Months Ended March 31, 2008
	Originally Reported ¹	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Interest	$29,383	$30,016	$633	$633	$-
Total expense	117,191	117,824	633	633	-
Income from continuing operations before gain on early retirement of debt	7,770	7,137	(633)	(633)	-
Minority interest in operating partnership	(2,285)	-	2,285	186	2,099
Income from continuing operations	5,485	7,137	1,652	(447)	2,099
Loss from discontinued operations	(457)	(648)	(191)	-	(191)
Gain on disposition of property	21,071	29,849	8,778	-	8,778
Discontinued operations	20,614	29,201	8,587	-	8,587
Net income	26,099	36,338	10,239	(447)	10,686
Net income attributable to noncontrolling interests	-	(10,686)	(10,686)	-	(10,686)
Net income attributable to common shareholders	26,099	25,652	(447)	(447)	-
Basic earnings per share	0.81	0.80	(0.01)	(0.01)	-
Diluted earnings per share	0.80	0.79	(0.01)	(0.01)	-

¹	Adjusted for discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as discussed in Note 9.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

Consolidated Statement of Equity:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Additional paid-in-capital	$847,576	$857,415	$9,839	$9,839	$-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Noncontrolling interests	-	260,754	260,754	1,618	259,136

The impact of FSP APB 14-1 on the January 1, 2008 balances of additional paid-in capital, distributions in excess of accumulated earnings and noncontrolling interests have been reflected as a cumulative effect of change in accounting principle on our consolidated statements of equity.

Consolidated Statement of Cash Flows:	Three Months Ended March 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Net income	$26,099	$36,338	$10,239	$(447)	$10,686
Income allocated to minority interest	10,872	-	(10,872)	(186)	(10,686)
Depreciation and amortization	29,369	29,354	(15)	(15)	-
Amortization of debt discount	-	648	648	648	-
Net cash provided by operating activities	38,701	38,701	-	-	-

FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share.  The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  The Company determined that its restricted stock granted under its stock plans are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  Prior to the adoption of FSP EITF 03-6-1, the Company’s restricted stock was included in the calculation of diluted earnings per share using the treasury stock method.  The Company determined that the two-class method of computing earnings per share was not materially different than the treasury stock method for the three months ended March 31, 2009 and 2008 and the years ended December 31, 2008, 2007, 2006 and 2005.  FSP EITF 03-6-1 became effective on January 1, 2009 and required all prior period earnings per share data presented to be adjusted retroactively.  The adoption of FSP EITF 03-6-1 did not have a material effect on our computation of earnings per share.

Recently Adopted Accounting Principles

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interests in the acquiree and goodwill acquired in a business combination.  Additionally, SFAS 141R requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services received instead of including such costs as part of the acquisition price.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The Company’s adoption of SFAS 141R did not have any impact on its financial position and results of operations.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

On January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements for the Company.  The Company’s adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have any impact on its financial position and results of operations.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed as net income attributable to common shareholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any exchangeable senior notes.  The exchange of an UPREIT Unit for common stock will have no effect on diluted EPS as Unitholders and stockholders effectively share equally in the net income of the Operating Partnership.  Income from continuing operations and discontinued operations is the same for both the basic and diluted calculation.

The reconciliation of the basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 follows:
	Three Months
	2009	2008
Numerator:
Income from continuing operations	$5,839	$7,137
Less: Income from continuing operations attributable to noncontrolling interests	(1,612)	(2,099)
Income from continuing operations attributable to common shareholders	$4,227	$5,038

Discontinued operations	$9,220	$29,201
Less: Discontinued operations attributable to noncontrolling interests	(2,545)	(8,587)
Discontinued operations attributable to common shareholders	$6,675	$20,614
Denominator:
Basic weighted average number of common shares outstanding	32,668,662	32,211,720
Effect of dilutive stock options	20,257	328,213
Effect of phantom and restricted shares	10,845	49,719
Diluted weighted average number of common shares outstanding	32,699,764	32,589,652
Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.13	$0.16
Discontinued operations	0.20	0.64
Net income attributable to common shareholders	$0.33	$0.80

Diluted earnings per share:
Income from continuing operations	$0.13	$0.16
Discontinued operations	0.20	0.63
Net income attributable to common shareholders	$0.33	$0.79

Unexercised stock options to purchase 2,558,268 and 1,015,542 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the three months ended March 31, 2009 and 2008, respectively.  In conjunction with the issuance of the Exchangeable Senior Notes, there were 343,616 and 490,880 potential shares issuable under certain circumstances, of which all are considered antidilutive as of March 31, 2009 and 2008, respectively.

 HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 10).  The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the Consolidated Balance Sheet of including this VIE as of March 31, 2009 includes total assets of $12,689, total liabilities of $17,146 and partners deficit of $4,457, respectively.  Of the $17,146 increase in total liabilities, $16,203 represents non-recourse mortgage debt.

6.	Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $1,794 and $1,061 for the three months ended March 31, 2009 and 2008, respectively.

7.	Line of Credit

As of March 31, 2009, the Company had an unsecured line of credit agreement for $140,000 which expires September 1, 2009.  The Company is currently negotiating a new line of credit with the current lead lender.  The Company had $75,500 outstanding under the credit facility on March 31, 2009.  The Company has had no defaults through March 31, 2009.  The line of credit is led by Manufacturers and Traders Trust Company, as Administrative Agent, with three other participants:  Citizens Bank of Rhode Island, Chevy Chase Bank, and Comerica Bank.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR.  The one-month LIBOR was 0.50% at March 31, 2009.

The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements.  The Company was in compliance with these financial covenants for the three months ended March 31, 2009.

The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase our borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2009, the Company had outstanding letters of credit of $7,441.  As of March 31, 2009, the amount available on the credit facility was $57,059 (net of $7,441 which was restricted/dedicated to support letters of credit and net of $75,500 in outstanding borrowings).

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

Core properties consist of all apartment communities which have been owned more than one full calendar year.  Therefore, the Core properties represent communities owned as of January 1, 2008.  Non-core properties consist of apartment communities acquired or developed during 2008 and 2009, such that full year comparable operating results are not available.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses.  The accounting policies of the segments are the same as those described in Notes 1 and 2 of the Company’s Form 10-K for the year ended December 31, 2008.

The revenues and net operating income for each of the operating segments are summarized for the three months ended March 31, 2009 and 2008 as follows:
	Three Months
	2009	2008
Revenues
Apartments owned
Core properties	$124,621	$122,667
Non-core properties	4,583	1,982
Reconciling items	286	312
Total revenues	$129,490	$124,961
Net operating income
Apartments owned
Core properties	$69,950	$69,404
Non-core properties	2,091	1,130
Reconciling items	286	312
Net operating income, including reconciling items	72,327	70,846
General and administrative expenses	(5,888)	(6,220)
Interest expense	(30,553)	(30,016)
Depreciation and amortization	(30,047)	(27,473)
Income from continuing operations	$5,839	$7,137

The assets for each of the reportable segments are summarized as follows as of March 31, 2009 and December 31, 2008:
Assets	2009	2008
Apartments owned
Core properties	$2,911,915	$2,923,265
Non-core properties	271,483	312,155
Reconciling items	76,469	81,674
Total assets	$3,259,867	$3,317,094

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

Included in discontinued operations for the three months ended March 31, 2009 are the operating results of three apartment communities sold in one transaction during the three months ended March 31, 2009 (the “2009 Disposed Communities”).  Included in discontinued operations for the three months ended March 31, 2008 are the operating results of fifteen apartment communities sold in six separate transactions during the year ended December 31, 2008 (“2008 Disposed Communities”) and the 2009 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

The operating results of discontinued operations are summarized for the three months ended March 31, 2009 and 2008 as follows:
	Three Months
	2009	2008
Revenues:
Rental income	$713	$4,862
Property other income	22	483
Total revenues	735	5,345
Expenses:
Operating and maintenance	526	2,785
Interest expense, including prepayment penalties	4,497	2,136
Depreciation and amortization	-	1,072
Total expenses	5,023	5,993
Loss from discontinued operations	$(4,288)	$(648)

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.	Commitments and Contingencies

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

Guarantees

As of March 31, 2009, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners for a remaining period of seven years totaling approximately $3,000.  As of March 31, 2009, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

11.	Subsequent Events

On May 5, 2009, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended March 31, 2009.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable May 27, 2009 to shareholders of record on May 15, 2009.

HOME PROPERTIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(UNAUDITED)

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This discussion contains forward-looking statements.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.  The Company considers portions of the information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods.  Some examples of forward-looking statements include statements related to acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

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

As of March 31, 2009, the Company had an unsecured line of credit agreement with M&T Bank of $140 million which expires September 1, 2009.  The Company is currently negotiating a new line of credit with the current lender.  The Company has had no defaults through March 31, 2009.  The Company had $75.5 million outstanding under the credit facility on March 31, 2009.  The Company’s line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase our borrowings outstanding under the line of credit, it does reduce the amount available.  At March 31, 2009, the Company had outstanding letters of credit of $7.4 million.  As of March 31, 2009, the amount available on the credit facility was $57.1 million (net of $7.4 million which was restricted/dedicated to support letters of credit and net of $75.5 million in outstanding borrowings).  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate of 0.50% at March 31, 2009.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  As of March 31, 2009, the Company owned 23 properties with 6,812 apartment units which were unencumbered by debt.

In response to the constrictions in the credit market, the Company is pursuing certain initiatives as follows:  1) The Company is evaluating alternatives to replace or extend the existing unsecured line of credit which matures September 1, 2009.  The Company is working with its existing lead bank and discussions suggest that there is interest from banks to participate in the Company's facility.  The Company anticipates it will be able to replace the entire $140 million line.  Pricing will be more expensive, and may move from interest at 0.75% over the one-month LIBOR under the existing agreement possibly to a spread closer to 3.00%.  In addition, up-front and on-going fees could add another 75 basis points to pricing.  2) During 2008, the Company increased the level of the value of unencumbered properties in relationship to the total property portfolio from 16% to 19%.  This higher level adds flexibility in 2009 allowing the Company to place secured financing on unencumbered assets as required.  3) The Company benefits from its multifamily focus as the Government Sponsored Enterprises ("GSEs") Fannie Mae and Freddie Mac are still very active lending to apartment owners.  Underwriting has become more stringent, but the Company believes it will be able to refinance its debt maturities during this cycle of reduced liquidity.  4) The Company is in the fortunate position of having only $19 million of secured loans maturing in 2009.  For 2010 and 2011, that number rises to $334 million and $302 million, respectively.  The Company is pursuing refinancing $180 million of 2010 maturities in the second half of 2009 with the GSEs at a time when the GSEs are still very active and open to such transactions.  It is anticipated that $230 million of new debt could be placed, resulting in $50 million of net proceeds from refinancing.  The loans being targeted are those that would have little or no prepayment penalties.  The balance of the 2010 maturities could not be refinanced early without being cost prohibitive due to expensive yield maintenance provisions.

During the first quarter of 2009, the Company sold three apartment communities, with a total of 741 units, for $67.8 million.  A gain on sale of approximately $13.5 million was recorded in the first quarter related to these sales.  The weighted average first year capitalization rate projected on these dispositions was 7.6%.

Management has included in its operating plan that the Company will strategically dispose of assets totaling approximately $110 million in 2009, $68 million of which were closed during the first three months of 2009.  There can be no assurance that additional dispositions will actually occur.

The Company considers the issuance of UPREIT Units for property acquisitions to be a potential source of capital. During 2008 and the first quarter of 2009, the Company did not issue any UPREIT Units as consideration for acquired properties.

The Company's DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuances.  From December 27, 2006 through September 25, 2007, the Company met demand by issuing new shares.  As of September 26, 2007, the Company switched to meeting demand through share repurchases by the transfer agent in the open market on the Company's behalf.  Management monitors the relationship between the Company's stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during the three months ended March 31, 2009 or the year ended December 31, 2008.

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

In 1997, the Company's Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  At December 31, 2007, there was approval remaining to purchase 1,362,748 shares.  During 2008, the Company repurchased 1,071,588 shares of its outstanding common stock at a cost of $50 million at a weighted average price of $46.66 per share.  On May 1, 2008, the Board approved a 2,000,000-share increase in the stock repurchase program, resulting in a remaining authorization level of 2,291,160 shares as of December 31, 2008.  There were no repurchases during the first three months of 2009.  The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.

As of March 31, 2009, the weighted average rate of interest on the Company’s total indebtedness of $2.3 billion was 5.5% with staggered maturities averaging approximately six years.  Approximately 94% of total indebtedness was at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at March 31, 2009 (no change from initial rating) is a corporate credit rating of "BBB" (Triple B).  Ratings are reviewed from time to time by the issuing agency and may change at any time.

The Company’s cash provided by operating activities was $36 million for the three months ended March 31, 2009 compared to $39 million for the same period in 2008.  The change is primarily due to timing differences in cash disbursements between periods.

Cash provided by investing activities was $35 million for the three months ended March 31, 2009 compared to $14 million for the same period in 2008.  The change is primarily due to a change in the use of proceeds between periods, as the proceeds from sale of properties was similar in both periods at $67 million and $63 million, respectively.  During the three months ended March 31, 2009, $31 million of the proceeds from disposed properties were redeployed on additions to property and new construction as compared to the three months ended March 31, 2008 where $26 million was spent on additions to property and new construction, plus $16 million on the purchase of land for development.

Cash used in financing activities was $69 million for the three months ended March 31, 2009 compared to $54 million for the same period in 2008.  The $15 million increase in cash used between periods is primarily due to $47 million less cash provided by the line of credit and $19 million higher net mortgage payments in 2009 as compared to 2008, partially offset by $51 million less cash used for stock buybacks in the 2009 period as compared to the 2008 period.

Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership.  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the consolidated balance sheet of including this VIE as of March 31, 2009 includes total assets of $12.7 million, total liabilities of $17.1 million and partners deficit of $4.4 million.  Of the $17.1 million in total liabilities, $16.2 million represents non-recourse mortgage debt.  The VIE is included in the Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008.

The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners for a remaining period of seven years totaling approximately $3 million.  Such guarantee requires the Company to operate the property in compliance with Internal Revenue Code Section 42 for 15 years.  The Company believes the property’s operations conform to the applicable requirements as set forth above.  In addition, as the general partner in this partnership, the Company is obligated to advance funds to meet partnership operating deficits.

Acquisitions and Dispositions

On January 30, 2009, the Company sold three apartment communities, with a total of 741 units, for $67.8 million.  A gain on sale of approximately $13.5 million was recorded in the first quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition was 7.6%.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company’s line of credit matures in September 2009 and had $75.5 million outstanding at March 31, 2009.  The $2.1 billion in mortgage notes payable have varying maturities ranging from 3 months to 26 years.  The weighted average interest rate of the Company's secured debt was 5.67% at March 31, 2009.  The weighted average rate of interest on the Company’s total indebtedness of $2.3 billion at March 31, 2009 was 5.53%.

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share.  The adjusted exchange price at March 31, 2009 was $73.04 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company's option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.  During October and November 2008, the Company repurchased and retired $60 million face value of its exchangeable senior notes for $45.4 million, in several privately-negotiated transactions which amounted to a 24.4% discount from face value.  An adjusted gain on debt extinguishment of $11.3 million was recorded in the fourth quarter of 2008, as compared to the originally reported gain of $13.9 million.  The adjustment is as a result of recently adopted accounting standards as more fully described in Note 3 to the Consolidated Financial Statements.

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

As discussed in the section entitled Variable Interest Entities, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantees.  In addition, the Company, as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Capital Improvements (dollars in thousands, except unit and per unit data)

Effective January 1, 2009, the Company updated its estimate of the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment.  The Company now estimates that the proper amount is $800 per apartment unit compared to $780 in the prior year.  This new amount better reflects current actual costs and the effects of inflation since the last update.

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

The Company estimates that on an annual basis $800 and $780 per unit is spent on recurring capital expenditures in 2009 and 2008, respectively.  During the three months ended March 31, 2009 and 2008, approximately $200 and $195 per unit, respectively, was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2009 and 2008 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three months ended March 31, 2009 as follows:

	For the three months ended March 31,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$521	$14	$521	$14	$657	$19
Major building improvements	1,139	31	1,575	44	2,714	75	2,532	72
Roof replacements	298	8	86	3	384	11	449	13
Site improvements	390	11	-	-	390	11	781	22
Apartment upgrades	1,405	39	5,099	141	6,504	180	4,777	135
Appliances	1,180	33	26	-	1,206	33	1,040	29
Carpeting/flooring	1,999	55	599	17	2,598	72	2,288	65
HVAC/mechanicals	642	18	1,289	35	1,931	53	2,414	68
Miscellaneous	181	5	509	14	690	19	596	17
Totals	$7,234	$200	$9,704	$268	$16,938	$468	$15,534	$440

(a)
Calculated using the weighted average number of units owned, including 35,360 core units, and 2008 acquisition units of 813 for the three months ended March 31, 2009; and 35,360 core units for the three months ended March 31, 2008.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended March 31,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$7,071	$200	$9,425	$267	$16,496	$467	$15,534	$440
2008 Acquisition Communities	163	200	279	343	442	543	-	-
Sub-total	7,234	200	9,704	268	16,938	468	15,534	440
2009 Disposed Communities	49	200	126	509	175	709	544	734
2008 Disposed Communities	-	-	-	-	-	-	366	426
Corporate office expenditures(1)	-	-	-	-	310	-	1,071	-
Totals	$7,283	$200	$9,830	$270	$17,423	$470	$17,515	$445

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,360 core units, 2008 acquisition units of 813 and 2009 disposed units of 247 for the three months ended March 31, 2009; and 35,360 core units, 2009 disposed units of 741 and 2008 disposed units of 859 for the three months ended March 31, 2008.

Results of Operations (dollars in thousands, except unit and per unit data)

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

Summary of Core Properties

The Company had 104 apartment communities with 35,360 units which were owned during the three months ended March 31, 2009 and 2008 (the "Core Properties").  The Company has acquired/developed an additional three apartment communities with 1,029 units during 2009 and 2008 (the "Acquisition Communities").  During 2009, the Company disposed of three apartment communities with a total of 741 units, which had partial results for 2009 and full year results for 2008 (the “2009 Disposed Communities”).  During 2008, the Company disposed of fifteen apartment communities with a total of 1,227 units, which had partial results for 2008 (the “2008 Disposed Communities”).  The results of these disposed properties have been classified as discontinued operations and are not included in the table below.

The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three months ended March 31, 2009.  In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income for Core Properties is as follows:
	Three Months
	2009	2008	$ Change	% Change
Rent	$112,384	$111,282	$1,102	1.0%
Utility recovery revenue	7,334	6,600	734	11.1%
Rent including recoveries	119,718	117,882	1,836	1.6%
Property other income	4,903	4,785	118	2.5%
Total revenue	124,621	122,667	1,954	1.6%
Operating and maintenance	(54,671)	(53,263)	(1,408)	(2.6%)
Net operating income	$69,950	$69,404	$546	0.8%

A summary of the net operating income for the Company as a whole is as follows:
	Three Months
	2009	2008	$ Change	% Change
Rent	$116,760	$112,937	$3,823	3.4%
Utility recovery revenue	7,429	6,606	823	12.5%
Rent including recoveries	124,189	119,543	4,646	3.9%
Property other income	5,015	5,106	(91)	(1.8%)
Total revenue	129,204	124,649	4,555	3.7%
Operating and maintenance	(57,163)	(54,115)	(3,048)	(5.6%)
Net operating income	$72,041	$70,534	$1,507	2.1%

Comparison of three months ended March 31, 2009 to the same period in 2008

Of the $4,646 increase in rental income including recoveries, $2,810 is attributable to the Acquired Communities, and $1,836 is from the Core Properties, as the result of an increase of 2.4% in weighted average rental rates (including utility reimbursements), partially offset by a 0.8% decrease in economic occupancy from 93.9% to 93.1%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Included in the Core increase is $734 which represents increased utility recovery charges compared to 2008 attributable to the Company’s water & sewer and heat & electric recovery programs.  The higher utility recovery revenue in 2009 is due primarily to the increased energy consumption that was passed through to residents as compared to the 2008 first quarter where we experienced unseasonably warm temperatures.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents decreased by $91.  Of this decrease, $209 is attributable to the Acquired Communities, partially offset by a $118 increase in Core Properties resulting from increases in laundry and early termination fees.

Interest income decreased $112 due to a lower level of invested excess cash on hand and lower interest rates as compared to the prior year.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased by $86.  This is due to an increase in post closing consultation fees recognized between periods.  The first quarter of 2009 realized higher fees as a result of the fourth quarter 2008 and first quarter 2009 property dispositions.

Of the $3,048 increase in operating and maintenance expenses, $1,149 is attributable to the Acquired Communities and a $491 increase is attributable to the consolidation of the VIE primarily reflecting a non-recurring favorable property tax adjustment of $389 that occurred in the 2008 quarter.  The balance, a $1,408 increase, is attributable to the Core Properties and is primarily due to increases in electricity, natural gas heating costs, personnel, real estate taxes, and snow removal costs, partially offset by decreases in property insurance expense and property management general and administrative costs.

Electricity increased $296, or 14.1% due to rate increases charged by the utility providers.  Natural gas heating costs were up $577, or 6.9% from a year ago, primarily as a result of increased consumption.  The commodity costs increased only 1% between periods.  For the first quarter 2009 the Company had fixed contracts for 98% of its natural gas usage at a weighted average cost of $8.38 per decatherm, compared to the first quarter 2008 heating season which had 94% of the usage fixed at a weighted average cost of $8.29 per decatherm.  Personnel expense increased $474, or 4.2% primarily due to workers compensation self-insurance reserve adjustments in the 2009 period of $230, compared to no reserve changes in the 2008 period, making the increase before reserve adjustments $244, or 2.1%.  Real estate taxes were up $642, or 5.8% partially due to $242 of tax increases experienced at the eight properties acquired in 2006 which were reassessed based upon the acquisition price. The balance of the increase, $400, or 3.6% represents the typical tax increases being registered across our portfolio, with no tax refunds recorded in either period.  Snow removal costs were up $184, or 36.4%.  The first quarter 2009 produced above normal snowfalls compared to the below normal snowfalls in 2008.  Property insurance decreased by $422, or 15% due to the current period including a reserve reduction of $230, compared to no reserve adjustment in 2008.  In the 2009 period we also realized the benefit of $408 in subrogation counterclaims settled for two 2007 fire losses.  The normal increase before the reserve and counterclaim settlement adjustments was $216, or 7.7%, which primarily reflects increases in the property and general liability insurance premiums.  Property management general and administrative costs decreased $366, or 9.2%, primarily due to staff reductions and other efficiency measures.

General and administrative expense decreased in 2009 by $332, or 5.3%.  General and administrative expenses as a percentage of total revenues were 4.6% for 2009 as compared to 4.8% for 2008.  Incentive bonus and stock-based compensation expenses were down $353 in 2009 as compared to 2008, which reflect the decrease in the Company’s operating performance as compared to prior year.  In addition, the Company realized a $33, or 12.3%, reduction in external costs incurred for auditing, tax and consultation expense.

Interest expense increased by $537, or 1.8% in 2009 primarily as a result of interest expense on the new debt of the Acquisition Communities, partially offset by higher capitalized interest which is a result of increased development levels in the first quarter of 2009 as compared to 2008.

Depreciation and amortization expense increased $2,574, or 9.4% due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended March 31, 2009 are the residual operating results of the 2009 Disposed Communities.  Included in discontinued operations for the three months ended March 31, 2008 are the operating results of the 2009 and 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Funds From Operations

Pursuant to the revised definition of Funds From Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")) excluding gains or losses from sales of property, noncontrolling interest, extraordinary items and cumulative effect of change in accounting principle plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares.  Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition.  The Company believes all adjustments not specifically provided for are consistent with the definition.

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

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three months ended March 31, 2009 and 2008 are presented below (in thousands):

	Three Months
	2009	2008
Net income attributable to common shareholders	$10,902	$25,652
Real property depreciation and amortization	29,420	27,950
Noncontrolling interests	4,157	10,686
Gain on disposition of property	(13,508)	(29,849)
FFO – Basic and Diluted, as defined by NAREIT	30,971	34,439
Loss from early extinguishment of debt in connection with sale of real estate	4,927	1,384
FFO – Basic and Diluted, as adjusted by the Company	$35,898	$35,823
Weighted average common shares/units outstanding (1):
Basic	45,180.01	45,650.92
Diluted	45,211.11	46,028.85

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times.  Starting in 2001 and continuing into 2004 many regions of the United States had experienced varying degrees of economic recession and certain recessionary trends, such as a temporary reduction in occupancy and reduced pricing power limiting the ability to aggressively raise rents.  Starting in the second half of 2004 and continuing into 2007, we saw a reversal of these recessionary trends.  However, throughout 2008 and continuing into 2009, the sub-prime issue put significant pressure on the mortgage lending industry.  This led to problems in the financial system which developed into the worst recession since the Great Depression.  The credit markets tightened, consumer confidence plunged and unemployment soared.  The Company has continued to receive favorable financing at market rates of interest.  Its occupancy at 95.0% in 2008 was the highest it has been since 2000 and financial performance continued strong.  However, a recessionary economy and increasing job losses typically slow household formations which could affect occupancy and decrease the Company's ability to raise rents.  In light of this, we will continue to review our business strategy throughout the year.  However, we believe that given our B property type and the geographic regions in which we are located, the Company's financial performance will be affected less negatively than its peers.

Declaration of Dividend

On May 5, 2009, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended March 31, 2009.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable May 27, 2009 to shareholders of record on May 15, 2009.

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

Recently Adopted and Recently Issued Accounting Standards

Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to Consolidated Financial Statements, Note 3.

HOME PROPERTIES, INC.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk.  At March 31, 2009 and December 31, 2008, approximately 94% and 95%, respectively, of the Company's debt bore interest at fixed rates.  At March 31, 2009 and December 31, 2008, approximately 88% and 89%, respectively, of the Company's debt was secured and bore interest at fixed rates.  The secured fixed rate debt had weighted average maturities of approximately 5 years for both periods and a weighted average interest rate of 5.78% and 5.77% at March 31, 2009 and December 31, 2008, respectively.  The remainder of the Company's secured debt bore interest at variable rates with a weighted average maturity of approximately 13 years for both periods and a weighted average interest rate of 1.89% and 2.02%, for 2009 and 2008, respectively.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

At March 31, 2009 and December 31, 2008, the fair value of the Company's fixed and variable rate secured debt amounted to a liability of $2.10 billion and $2.08 billion, respectively, compared to its carrying amount of $2.07 billion and $2.11 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at March 31, 2009 would have changed the fair value of the Company's fixed and variable rate secured debt to a liability of $2.02 billion.  At March 31, 2009 and December 31, 2008, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2.30 billion and $2.26 billion, respectively, compared to its carrying amount of $2.28 billion and $2.32 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2009, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of March 31, 2009, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1A.              RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes in these risk factors during the three months ended March 31, 2009 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event, the common stock used to pay the exercise price and tax withholding is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2008, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the first quarter of 2009, the Company did not repurchase any shares under the Company Program.  The following table summarizes the total number of shares/units repurchased by the Company during the three months ended March 31, 2009:

				Maximum
	Total	Average	Total shares/units	shares/units
	shares/units	price per	purchased as part of	available under
Period	purchased(1)	share/unit	Company Program	Company Program

Balance January 1, 2009:				2,291,160
January 2009	2,295	$35.23	-	2,291,160
February 2009	17,587	27.45	-	2,291,160
March 2009	2,968	28.10	-	2,291,160
Total First Quarter 2009	22,850	$28.32	-	2,291,160

(1)
During the three months ended March 31, 2009, the Company repurchased 22,850 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's Dividend Reinvestment and Direct Stock Purchase Plan, which are included in this table.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 5, 2009 (the “2009 Annual Meeting”).  The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against and abstentions, as applicable, with respect to each matter.

The ten directors nominated by the Company for re-election to the Board of Directors were elected to one year terms by the following vote:

Director Name	Shares For	Shares Withheld
Stephen R. Blank	28,711,612	310,412
Josh E. Fidler	28,089,850	932,174
Alan L. Gosule	28,512,704	509,320
Leonard F. Helbig, III	28,511,832	510,192
Nelson B. Leenhouts	28,090,583	931,441
Norman P. Leenhouts	28,084,091	937,933
Edward J. Pettinella	28,523,866	498,158
Clifford W. Smith, Jr.	28,547,596	474,428
Paul L. Smith	28,539,326	482,698
Amy L. Tait	27,603,893	1,418,131

The directors will serve until their successors have been elected and qualified.

The stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for 2009.

Shares Voted For:	28,538,728
Shares Voted Against:	441,635
Shares Abstaining:	41,661

ITEM 5.                      OTHER INFORMATION

At a meeting duly called and held on May 4, 2009, the independent directors constituting the Company’s Compensation Committee approved changes to compensation arrangements for the executive officers who were named in the Summary Compensation Table of the Company’s Proxy Statement issued in connection with the 2009 Annual Meeting other than the Chief Executive Officer  At a meeting duly called and held on May 5, 2009, the Board of Directors of the Company approved changes to the compensation arrangements for the Chief Executive Officer.  The changes to all of those arrangements are described on Exhibit 10.1 to this 10-Q.  Also on May 5, 2009, the Board of Directors approved a grant of stock options and restricted stock to each of the non-employee directors as described on Exhibit 10.2 to this 10-Q.

ITEM 6.	EXHIBITS

Exhibit 10.1	Changes to Compensation Arrangements for Named Executive Officers*
Exhibit 10.2	Equity Grant for Non-Employee Directors*
Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

  *Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date: May 8, 2009

By: /s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date: May 8, 2009

By: /s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer