Form 10-Q
period 2009-06-30
HOME PROPERTIES INC
filed 2009-08-07
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	JUNE 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number:	1-13136

HOME PROPERTIES, INC.
(exact name of registrant as specified in its charter)

MARYLAND	16-1455126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Clinton Square, Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)
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
(The Registrant is not yet required to submit Interactive Data)	Yes	☐	No	☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock	Outstanding at July 31, 2009
$.01 par value	33,044,369

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
	2009	2008
ASSETS
Real estate:
Land	$511,404	$515,610
Construction in progress	146,301	111,039
Buildings, improvements and equipment	3,219,647	3,245,741
	3,877,352	3,872,390
Less: accumulated depreciation	(684,663)	(636,970)
Real estate, net	3,192,689	3,235,420
Cash and cash equivalents	6,473	6,567
Cash in escrows	28,418	27,904
Accounts receivable	11,568	14,078
Prepaid expenses	11,174	16,277
Deferred charges	9,660	11,360
Other assets	3,667	5,488
Total assets	$3,263,649	$3,317,094
LIABILITIES AND EQUITY
Mortgage notes payable	$2,067,698	$2,112,331
Exchangeable senior notes	135,138	134,169
Line of credit	104,000	71,000
Accounts payable	20,921	23,731
Accrued interest payable	10,770	10,845
Accrued expenses and other liabilities	26,909	32,043
Security deposits	20,773	21,443
Total liabilities	2,386,209	2,405,562
Commitments and contingencies
Equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 33,040,252 and 32,431,304 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	330	324
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	870,350	857,415
Distributions in excess of accumulated earnings	(234,180)	(206,961)
Total common stockholders' equity	636,500	650,778
Noncontrolling interest	240,940	260,754
Total equity	877,440	911,532
Total liabilities and equity	$3,263,649	$3,317,094

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2009	2008
Revenues:
Rental income	$117,538	$114,034
Property other income	8,980	9,946
Interest income	6	19
Other income	90	86
Total revenues	126,614	124,085
Expenses:
Operating and maintenance	51,612	49,691
General and administrative	6,249	6,620
Interest	30,257	28,795
Depreciation and amortization	30,243	27,842
Total expenses	118,361	112,948
Income from continuing operations	8,253	11,137
Discontinued operations:
Income from discontinued operations	45	867
Loss on disposition of property	(16)	(1)
Discontinued operations	29	866
Net income	8,282	12,003
Net income attributable to noncontrolling interest	(2,262)	(3,552)
Net income attributable to common shareholders	$6,020	$8,451

Basic earnings per share:
Income from continuing operations	$0.18	$0.25
Discontinued operations	-	0.02
Net income attributable to common shareholders	$0.18	$0.27

Diluted earnings per share:
Income from continuing operations	$0.18	$0.24
Discontinued operations	-	0.02
Net income attributable to common shareholders	$0.18	$0.26

Weighted average number of shares outstanding:
Basic	32,868,812	31,641,975
Diluted	32,919,406	32,111,791

Dividends declared per share	$0.67	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2009	2008
Revenues:
Rental income	$234,299	$226,971
Property other income	21,424	21,658
Interest income	14	139
Other income	368	278
Total revenues	256,105	249,046
Expenses:
Operating and maintenance	108,775	103,806
General and administrative	12,138	12,838
Interest	60,810	58,813
Depreciation and amortization	60,290	55,316
Total expenses	242,013	230,773
Income from continuing operations	14,092	18,273
Discontinued operations:
Income (loss) from discontinued operations	(4,244)	219
Gain on disposition of property	13,493	29,848
Discontinued operations	9,249	30,067
Net income	23,341	48,340
Net income attributable to noncontrolling interest	(6,419)	(14,237)
Net income attributable to common shareholders	$16,922	$34,103

Basic earnings per share:
Income from continuing operations	$0.31	$0.40
Discontinued operations	0.21	0.67
Net income attributable to common shareholders	$0.52	$1.07

Diluted earnings per share:
Income from continuing operations	$0.31	$0.40
Discontinued operations	0.21	0.65
Net income attributable to common shareholders	$0.52	$1.05

Weighted average number of shares outstanding:
Basic	32,777,001	31,927,868
Diluted	32,811,374	32,342,054

Dividends declared per share	$1.34	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interests	Totals
Balance, December 31, 2007	32,600,614	$326	$853,358	$(185,623)	$279,061	$947,122
Cumulative effect of change in accounting principle	-	-	9,688	(2,066)	3,138	10,760
Balance, January 1, 2008	32,600,614	326	863,046	(187,689)	282,199	957,882
Net income	-	-	-	66,081	27,124	93,205
Issuance of common stock, net	370,714	3	16,824	-	-	16,827
Repurchase of common stock	(1,165,783)	(11)	(53,919)	-	-	(53,930)
Repurchase of convertible debt	-	-	88	(88)	-	-
Conversion of UPREIT Units for common stock	625,759	6	30,222	-	(12,435)	17,793
Adjustment of noncontrolling interest	-	-	1,154	-	(1,154)	-
Dividends and distributions paid ($2.65 per share)	-	-	-	(85,265)	(34,980)	(120,245)
Balance, December 31, 2008	32,431,304	324	857,415	(206,961)	260,754	911,532
Net income	-	-	-	16,922	6,419	23,341
Issuance of common stock, net	177,292	2	4,967	-	-	4,969
Repurchase of common stock	(53,208)	(1)	(1,682)	-	-	(1,683)
Conversion of UPREIT Units for common stock	484,864	5	9,720	-	(9,725)	-
Adjustment of noncontrolling interest	-	-	(70)	-	70	-
Dividends and distributions paid ($1.34 per share)	-	-	-	(44,141)	(16,578)	(60,719)
Balance, June 30, 2009	33,040,252	$330	$870,350	$(234,180)	$240,940	$877,440

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED, IN THOUSANDS)
	2009	2008
Cash flows from operating activities:
Net income	$23,341	$48,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,426	54,481
Amortization of debt discount	970	1,309
Gain on disposition of property	(13,493)	(29,848)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	3,444	2,954
Changes in assets and liabilities:
Cash in escrows	(254)	1,395
Other assets	8,226	5,352
Accounts payable and accrued liabilities	(4,825)	(1,093)
Total adjustments	55,494	34,550
Net cash provided by operating activities	78,835	82,890
Cash flows from investing activities:
Purchase of land for development	-	(15,951)
Additions to properties	(38,437)	(41,942)
Additions to construction in progress	(35,274)	(15,806)
Proceeds from sale of properties, net	66,900	63,044
Withdrawals from (additions to) cash in escrows, net	(226)	415
Net cash used in investing activities	(7,037)	(10,240)
Cash flows from financing activities:
Proceeds from sale of common stock, net	1,525	4,271
Repurchase of common stock	(1,683)	(52,496)
Proceeds from mortgage notes payable	12,600	43,145
Payments of mortgage notes payable	(56,598)	(81,033)
Proceeds from line of credit	164,500	209,500
Payments on line of credit	(131,500)	(136,500)
Payments of deferred loan costs	(7)	(680)
Additions to cash in escrows, net	(10)	(30)
Dividends and distributions paid	(60,719)	(60,109)
Net cash used in financing activities	(71,892)	(73,932)
Net decrease in cash and cash equivalents	(94)	(1,282)
Cash and cash equivalents:
Beginning of year	6,567	6,109
End of period	$6,473	$4,827

Supplemental disclosure of non-cash operating, investing and financing activities:
Increase in real estate associated with the purchase of UPREIT Units	$-	$5,600
Exchange of UPREIT Units for common shares	9,725	3,736
Additions to properties included in accounts payable	2,615	5,156
Mortgage note premium write-off	615	4,433

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

Organization

The Company was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of June 30, 2009, the Company operated 109 apartment communities with 37,539 apartments.  Of this total, the Company owned 107 communities, consisting of 36,389 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 72.9% of the limited partnership units in the Operating Partnership ("UPREIT Units") at June 30, 2009 (71.7% at December 31, 2008).  The remaining 27.1% is reflected as noncontrolling interest in these consolidated financial statements at June 30, 2009 (28.3% at December 31, 2008).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

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

FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate on the date of issue.  The difference between the principal amount of the debt and the amount of proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method.  The adoption of FSP APB 14-1 affects the accounting for the Company’s 4.125% exchangeable senior notes (“Senior Notes”) which were issued in October 2006 with a par value of $200,000.  The initial debt component of the $200,000 par value Senior Notes was $186,050, based on the fair value of similar nonconvertible debt.  The aggregate initial debt discount of $13,950 was recorded in additional paid-in capital.  The Company is amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense.  During the fourth quarter of 2008, the Company repurchased $60,000 par value of the Senior Notes for $45,360.  The gain on early extinguishment of debt originally recorded in the fourth quarter of 2008 of $13,884 has been adjusted for the impact of FSP APB 14-1, which requires a revaluation of the extinguished debt and equity components at the date of extinguishment and resulted in a restated gain on early extinguishment of debt of $11,303.  The following tables provide additional information about the Senior Notes:

Consolidated Balance Sheet:	June 30, 2009	December 31, 2008
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(4,862)	(5,831)
Carrying amount of liability component	$135,138	$134,169
Carrying amount of equity component	$13,950	$13,950

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Income Statement:	2009	2008	2009	2008
Coupon interest	$1,444	$2,062	$2,887	$4,125
Amortization - issuance costs	137	195	273	391
Discount amortization - FSP APB 14-1	490	661	970	1,309
Total interest expense – Senior Notes	$2,071	$2,918	$4,130	$5,825
Effective interest rate	5.75%	5.75%	5.75%	5.75%
Conversion price per share, as adjusted	$72.98	$73.19	$72.98	$73.19

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

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

The following tables set forth the effect of the retroactive application of FSP APB 14-1 and SFAS 160 on certain previously reported line items.

Consolidated Balance Sheet:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Deferred charges	$11,473	$11,360	$(113)	$(113)	$-
Total assets	3,317,207	3,317,094	(113)	(113)	-
Exchangeable senior notes	140,000	134,169	(5,831)	(5,831)	-
Total liabilities	2,411,393	2,405,562	(5,831)	(5,831)	-
Minority interest	259,136	-	(259,136)	-	(259,136)
Additional paid-in capital	847,576	857,415	9,839	9,839	-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Total stockholders' equity	646,678	650,778	4,100	4,100	-
Noncontrolling interest	-	260,754	260,754	1,618	259,136
Total equity	646,678	911,532	264,854	5,718	259,136
Total liabilities and stockholders' equity	3,317,207	3,317,094	(113)	(113)	-

Consolidated Statement of Operations:	Three Months Ended June 30, 2008
	Originally Reported ¹	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Interest	$28,149	$28,795	$646	$646	$-
Total expense	112,302	112,948	646	646	-
Income from operations	11,783	11,137	(646)	(646)	-
Minority interest in operating partnership	(3,487)	-	3,487	191	3,296
Income from continuing operations	8,296	11,137	2,841	(455)	3,296
Income from discontinued operations	611	867	256	-	256
Discontinued operations	610	866	256	-	256
Net income	8,906	12,003	3,097	(455)	3,552
Net income attributable to noncontrolling interest	-	(3,552)	(3,552)	-	(3,552)
Net income attributable to common shareholders	8,906	8,451	(455)	(455)	-
Basic earnings per share	0.28	0.27	(0.01)	(0.01)	-
Diluted earnings per share	0.28	0.26	(0.02)	(0.02)	-

¹	Adjusted for discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as discussed in Note 10.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

Consolidated Statement of Operations:	Six Months Ended June 30, 2008
	Originally Reported ¹	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Interest	$57,533	$58,813	$1,280	$1,280	$-
Total expense	229,493	230,773	1,280	1,280	-
Income from operations	19,553	18,273	(1,280)	(1,280)	-
Minority interest in operating partnership	(5,772)	-	5,772	378	5,394
Income from continuing operations	13,781	18,273	4,492	(902)	5,394
Income from discontinued operations	154	219	65	-	65
Gain on disposition of property	21,070	29,848	8,778	-	8,778
Discontinued operations	21,224	30,067	8,843	-	8,843
Net income	35,005	48,340	13,335	(902)	14,237
Net income attributable to noncontrolling interest	-	(14,237)	(14,237)	-	(14,237)
Net income attributable to common shareholders	35,005	34,103	(902)	(902)	-
Basic earnings per share	1.10	1.07	(0.03)	(0.03)	-
Diluted earnings per share	1.08	1.05	(0.03)	(0.03)	-

¹	Adjusted for discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as discussed in Note 10.

Consolidated Statement of Equity:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Additional paid-in-capital	$847,576	$857,415	$9,839	$9,839	$-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Noncontrolling interest	-	260,754	260,754	1,618	259,136

The impact of FSP APB 14-1 on the January 1, 2008 balances of additional paid-in capital, distributions in excess of accumulated earnings and noncontrolling interest have been reflected as a cumulative effect of change in accounting principle on our consolidated statements of equity.

Consolidated Statement of Cash Flows:	Six Months Ended June 30, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of FSP APB 14-1	Impact of SFAS 160
Net income	$35,005	$48,340	$13,335	$(902)	$14,237
Income allocated to minority interest	14,615	-	(14,615)	(378)	(14,237)
Depreciation and amortization	54,510	54,481	(29)	(29)	-
Amortization of debt discount	-	1,309	1,309	1,309	-
Net cash provided by operating activities	82,890	82,890	-	-	-

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements.  FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption.  The Company’s adoption of FSP FAS 107-1 did not have any impact on its financial position and results of operations.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim periods ending after June 15, 2009.  The Company’s adoption of SFAS 165 did not have a material impact on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R ("SFAS 167").  SFAS 167 amends FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and;

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

SFAS 167 also amends FIN 46R to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 will be effective for the Company on January 1, 2010, with earlier application prohibited.  The Company is currently assessing the potential impact that the adoption of SFAS 167 will have on its financial position and results of operations.

In July 2009, The FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168" or the “Codification”), which reorganizes the GAAP hierarchy.  SFAS 168 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing GAAP financial statements.  Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue.  The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics.  SFAS 168 is effective for interim periods ending after September 15, 2009.  The Company’s adoption of SFAS 168 is not expected to have any impact on its financial position and results of operations.

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

The reconciliation of the basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months		Six Months
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$8,253	$11,137	$14,092	$18,273
Less: Income from continuing operations attributable to noncontrolling interest	(2,254)	(3,296)	(3,866)	(5,394)
Income from continuing operations attributable to common shareholders	$5,999	$7,841	$10,226	$12,879

Discontinued operations	$29	$866	$9,249	$30,067
Less: Discontinued operations attributable to noncontrolling interest	(8)	(256)	(2,553)	(8,843)
Discontinued operations attributable to common shareholders	$21	$610	$6,696	$21,224
Denominator:
Basic weighted average number of common shares outstanding	32,868,812	31,641,975	32,777,001	31,927,868
Effect of dilutive stock options	37,199	423,617	28,728	375,915
Effect of phantom and restricted shares	13,395	46,199	5,645	38,271
Diluted weighted average number of common shares outstanding	32,919,406	32,111,791	32,811,374	32,342,054
Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.18	$0.25	$0.31	$0.40
Discontinued operations	-	0.02	0.21	0.67
Net income attributable to common shareholders	$0.18	$0.27	$0.52	$1.07

Diluted earnings per share:
Income from continuing operations	$0.18	$0.24	$0.31	$0.40
Discontinued operations	-	0.02	0.21	0.65
Net income attributable to common shareholders	$0.18	$0.26	$0.52	$1.05

Unexercised stock options to purchase 3,142,548 and 1,491,421 shares of the Company's common stock for the three months ended June 30, 2009 and 2008, respectively, and 3,142,548 and 1,500,059 shares of the Company's common stock for the six months ended June 30, 2009 and 2008, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive.  Also, in conjunction with the issuance of the Senior Notes, there were 334,188 and 485,542 potential shares issuable under certain circumstances, of which all are considered antidilutive as of June 30, 2009 and 2008, respectively.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.	Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 11).  The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the Consolidated Balance Sheet of including this VIE as of June 30, 2009 includes total assets of $12,061, total liabilities of $16,881 and partners deficit of $4,820, respectively.  Of the $16,881 in total liabilities, $16,137 represents non-recourse mortgage debt.

6.      Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $2,076 and $1,301 for the three months ended June 30, 2009 and 2008, respectively; and $3,870 and $2,362 for the six months ended June 30, 2009 and 2008, respectively.

7.	Line of Credit

As of June 30, 2009, the Company had an unsecured line of credit agreement for $140,000 which expires September 1, 2009.  The Company is currently negotiating a new line of credit with the current lead lender.  The Company had $104,000 outstanding under the credit facility on June 30, 2009.  The Company has had no defaults through June 30, 2009.  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR.  The one-month LIBOR was 0.31% at June 30, 2009.

The credit agreement relating to this line of credit requires the Company to maintain certain financial covenants.  The Company was in compliance with these financial covenants for the six months ended June 30, 2009.

The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2009, the Company had outstanding letters of credit of $7,441.  As of June 30, 2009, the amount available on the credit facility was $28,559 (net of $7,441 which was restricted to support letters of credit and net of $104,000 in outstanding borrowings).

8.	Fair Value of Financial Instruments

The Company follows the guidance under SFAS 157, when valuing its financial instruments.  The valuation of financial instruments under SFAS 107 and FSP FAS 107-1 requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company determines the fair value of the mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by SFAS 157).  In determining the market interest yield curve, the Company considered its BBB credit rating.  The Company bases the fair value of its Senior Notes using quoted prices (a level 1 input, as defined by SFAS 157).

At June 30, 2009 and December 31, 2008, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2,324,294 and $2,257,917, respectively, compared to its carrying amount of $2,306,836 and $2,317,500.

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

The revenues and net operating income for each of the operating segments are summarized for the three and six months ended June 30, 2009 and 2008 as follows:
	Three Months		Six Months
	2009	2008	2009	2008
Revenues
Apartments owned
Core properties	$121,964	$122,172	$246,585	$244,839
Non-core properties	4,554	1,808	9,138	3,790
Reconciling items	96	105	382	417
Total revenues	$126,614	$124,085	$256,105	$249,046
Net operating income
Apartments owned
Core properties	$72,625	$73,674	$142,575	$143,078
Non-core properties	2,281	615	4,373	1,745
Reconciling items	96	105	382	417
Net operating income, including reconciling items	75,002	74,394	147,330	145,240

General and administrative expenses	(6,249)	(6,620)	(12,138)	(12,838)
Interest expense	(30,257)	(28,795)	(60,810)	(58,813)
Depreciation and amortization	(30,243)	(27,842)	(60,290)	(55,316)
Income from continuing operations	$8,253	$11,137	$14,092	$18,273

The assets for each of the reportable segments are summarized as follows as of June 30, 2009 and December 31, 2008:
Assets	2009	2008
Apartments owned
Core properties	$2,900,404	$2,923,265
Non-core properties	292,285	312,155
Reconciling items	70,960	81,674
Total assets	$3,263,649	$3,317,094

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

Included in discontinued operations for the three and six months ended June 30, 2009 are the operating results of three apartment communities sold in one transaction during the six months ended June 30, 2009 (the “2009 Disposed Communities”).  Included in discontinued operations for the three and six months ended June 30, 2008 are the operating results of fifteen apartment communities sold in six separate transactions during the year ended December 31, 2008 (“2008 Disposed Communities”) and the 2009 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

The operating results of discontinued operations are summarized for the three and six months ended June 30, 2009 and 2008 as follows:
	Three Months		Six Months
	2009	2008	2009	2008
Revenues:
Rental income	$19	$4,184	$731	$9,046
Property other income	21	410	42	893
Total revenues	40	4,594	773	9,939
Expenses:
Operating and maintenance	(5)	2,055	520	4,840
Interest expense, including prepayment penalties	-	689	4,497	2,824
Depreciation and amortization	-	983	-	2,056
Total expenses	(5)	3,727	5,017	9,720
Income (loss) from discontinued operations	$45	$867	$(4,244)	$219

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.	Commitments and Contingencies

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

Guarantees

As of June 30, 2009, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners for a remaining period of seven years totaling approximately $3,000.  As of June 30, 2009, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

12.      Subsequent Events

On August 5, 2009, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended June 30, 2009.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable August 26, 2009 to shareholders of record on August 17, 2009.

Pursuant to SFAS 165, subsequent events have been evaluated through August 7, 2009, the date these financial statements were issued.

HOME PROPERTIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(UNAUDITED)

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This discussion contains forward-looking statements.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.  The Company considers portions of the information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods.  Some examples of forward-looking statements include statements related to acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include "believes", "anticipates", "plans", "expects", "seeks", "estimates", and any other similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

Liquidity and Capital Resources

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition and development of additional properties, debt repayments and stock repurchases.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.  Management does not anticipate the acquisition of any communities in 2009.

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

As of June 30, 2009, the Company had an unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, of $140 million which expires September 1, 2009.  The Company is currently negotiating a new line of credit with the current lender and is confident that the line will be replaced in full with the possibility of upsizing the facility.  The Company has had no defaults through June 30, 2009.  The Company had $104 million outstanding under the credit facility on June 30, 2009.  The Company’s line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2009, the Company had outstanding letters of credit of $7.4 million.  As of June 30, 2009, the amount available on the credit facility was $28.6 million (net of $7.4 million which was restricted to support letters of credit and net of $104 million in outstanding borrowings).  Borrowings under the line of credit bear interest at 0.75% over the one-month LIBOR rate of 0.31% at June 30, 2009.  Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  As of June 30, 2009, the Company owned 23 properties with 6,746 apartment units which were unencumbered by debt.

In response to the constrictions in the credit market, the Company is pursuing certain initiatives as follows:  1) The Company is evaluating alternatives to replace the existing unsecured line of credit which matures September 1, 2009.  The Company is working with its existing lead bank and discussions suggest that there is significant interest from banks to participate in the Company's facility.  The Company anticipates it will be able to replace the entire $140 million line and, in fact, plans on increasing the level to a minimum $150 million.  Pricing will be more expensive, and may move from interest at 0.75% over the one-month LIBOR under the existing agreement possibly to a spread closer to 3.00%.  In addition, up-front and on-going fees could add another 75 basis points to pricing.  2) During 2008, the Company increased the level of the value of unencumbered properties in relationship to the total property portfolio from 16% to 19%.  This higher level adds flexibility in 2009 allowing the Company to place secured financing on unencumbered assets as required.  3) The Company benefits from its multifamily focus as the Government Sponsored Enterprises ("GSEs") Fannie Mae and Freddie Mac are still very active lending to apartment owners.  Underwriting has become more stringent, but the Company believes it will be able to refinance its debt maturities during this cycle of reduced liquidity.  4) The Company has only $19 million of secured loans maturing in 2009 (including $6 million already paid during the second quarter of 2009).  For 2010 and 2011, the principal amount of loans due rises to $331 million and $300 million, respectively.  The Company is pursuing refinancing $225 million of the 2010 and 2011 maturities in the second half of 2009 with the GSEs, at a time when the GSEs are still very active and open to such transactions.  It is anticipated that $329 million of new debt could be placed (including financing certain properties currently unencumbered), resulting in $85 million of net proceeds from refinancing.  The loans being targeted are those that would have little or no prepayment penalties.  The balance of the 2010 maturities are not expected to be refinanced early due to expensive yield-maintenance provisions making prepayment costly.

During the first two quarters of 2009, the Company sold three apartment communities, with a total of 741 units, for $67.8 million.  A gain on sale of approximately $13.5 million was recorded in the first quarter related to these sales.  The weighted average first year capitalization rate projected on these dispositions was 7.6%.

Management included in its operating plan strategic disposition of assets totaling approximately $110 million in 2009, of which $67.8 million were closed during the first three months of 2009.  There can be no assurance that additional dispositions will actually occur.

The Company considers the issuance of UPREIT Units for property acquisitions to be a potential source of capital. During 2008 and the first two quarters of 2009, the Company did not issue any UPREIT Units as consideration for acquired properties.

The Company's DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuances.  From December 27, 2006 through September 25, 2007, the Company met demand by issuing new shares.  As of September 26, 2007, the Company switched to meeting demand through share repurchases by the transfer agent in the open market on the Company's behalf.  Management monitors the relationship between the Company's stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during the six months ended June 30, 2009 or the year ended December 31, 2008.

In October 2006, the Company issued $200 million of exchangeable senior notes (“Senior Notes”) with a coupon rate of 4.125%, which generated net proceeds of $195.8 million.  The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of preferred shares and property acquisitions.  During the fourth quarter of 2008, the Company repurchased $60 million of the Senior Notes for $45.4 million.  The exchange terms and conditions are more fully described under "Contractual Obligations and Other Commitments," below.

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

In 1997, the Company's Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  At December 31, 2007, there was approval remaining to purchase 1,362,748 shares.  During 2008, the Company repurchased 1,071,588 shares of its outstanding common stock at a cost of $50 million at a weighted average price of $46.66 per share.  On May 1, 2008, the Board approved a 2,000,000-share increase in the stock repurchase program, resulting in a remaining authorization level of 2,291,160 shares as of December 31, 2008.  There were no repurchases under the Company Program during the first six months of 2009.  The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.  At the present time, the Company has no intention of buying any stock back during the balance of 2009 or early in 2010.

As of June 30, 2009, the weighted average rate of interest on the Company’s total indebtedness of $2.3 billion was 5.4% with staggered maturities averaging approximately six years.  Approximately 93% of total indebtedness was at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at June 30, 2009 (no change from initial rating) is a corporate credit rating of "BBB" (Triple B).  Ratings are reviewed from time to time by the issuing agency and may change at any time.

The Company’s cash provided by operating activities was $79 million for the six months ended June 30, 2009 compared to $83 million for the same period in 2008.  The change is primarily due to timing differences in cash disbursements between periods.

Cash used in investing activities was $7 million for the six months ended June 30, 2009 compared to $10 million for the same period in 2008.  The change is primarily due to a change in the use of proceeds between periods, as the proceeds from sale of properties were similar in both periods at $67 million and $63 million, respectively.  During the six months ended June 30, 2009, $74 million cash was used on additions to property and new construction as compared to the six months ended June 30, 2008 where $58 million was spent on additions to property and new construction, plus $16 million on the purchase of land for development.

Cash used in financing activities was $72 million for the six months ended June 30, 2009 compared to $74 million for the same period in 2008.  The $2 million decrease in cash used between periods is primarily due to $40 million less cash provided by the line of credit and $6 million higher net mortgage payments in 2009 as compared to 2008, partially offset by $51 million less cash used for stock buybacks in the 2009 period as compared to the 2008 period.

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

The effect on the consolidated balance sheet of including this VIE as of June 30, 2009 includes total assets of $12.1 million, total liabilities of $16.9 million and partners deficit of $4.8 million.  Of the $16.9 million in total liabilities, $16.1 million represents non-recourse mortgage debt.  The VIE is included in the Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008.

The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners for a remaining period of seven years totaling approximately $3 million.  Such guarantee requires the Company to operate the property in compliance with Internal Revenue Code Section 42 for a total of 15 years.  The Company believes the property’s operations conform to the applicable requirements as set forth above.  In addition, as the general partner in this partnership, the Company is obligated to advance funds to meet partnership operating deficits.

Acquisitions and Dispositions

On January 30, 2009, the Company sold three apartment communities, with a total of 741 units, for $67.8 million.  A gain on sale of approximately $13.5 million was recorded in the first quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition was 7.6%.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable.  The Company’s line of credit matures in September 2009 and had $104 million outstanding at June 30, 2009.  The $2.1 billion in mortgage notes payable have varying maturities ranging from 5 months to 25 years.  The weighted average interest rate of the Company's secured debt was 5.67% at June 30, 2009.  The weighted average rate of interest on the Company’s total indebtedness of $2.3 billion at June 30, 2009 was 5.37%.

In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share.  The adjusted exchange price at June 30, 2009 was $72.98 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company's option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.  During October and November 2008, the Company repurchased and retired $60 million face value of its Senior Notes for $45.4 million, in several privately-negotiated transactions which amounted to a 24.4% discount from face value.  An adjusted gain on debt extinguishment of $11.3 million was recorded in the fourth quarter of 2008, as compared to the originally reported gain of $13.9 million.  The adjustment is as a result of recently adopted accounting standards as more fully described in Note 3 to the Consolidated Financial Statements.

The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties.  The corporate office space requires an annual base rent plus a pro-rata portion of property improvements, real estate taxes, and common area maintenance.  The regional office leases require an annual base rent plus a pro-rata portion of real estate taxes.  In July 2009, the Company extended the lease on its corporate office space through October 2019, plus two five-year renewal options.

As discussed in the section entitled “Variable Interest Entities”, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners totaling approximately $3 million.  With respect to the guarantee of the low income housing tax credits, the Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantees.  In addition, the Company, as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Capital Improvements (dollars in thousands, except unit and per unit data)

Effective January 1, 2009, the Company updated its estimate of the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment.  The Company now estimates that the amount of these capital expenditures is $800 per apartment unit compared to $780 per apartment unit in the prior year.  This new amount better reflects current actual costs since the last update.

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

The Company estimates that on an annual basis $800 and $780 per unit is spent on recurring capital expenditures in 2009 and 2008, respectively.  During the three months ended June 30, 2009 and 2008, approximately $200 and $195 per unit, respectively, was estimated to be spent on recurring capital expenditures.  For the six months ended June 30, 2009 and 2008, approximately $400 and $390 per unit, respectively, was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2009 and 2008 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and six months ended June 30, 2009 as follows:

	For the three months ended June 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$75	$2	$75	$2	$563	$16
Major building improvements	1,139	31	2,466	68	3,605	99	4,299	122
Roof replacements	298	8	756	21	1,054	29	1,600	45
Site improvements	406	11	895	25	1,301	36	1,882	53
Apartment upgrades	1,574	44	3,708	103	5,282	147	7,810	221
Appliances	995	28	-	-	995	28	1,373	39
Carpeting/flooring	1,999	55	506	14	2,505	69	2,729	77
HVAC/mechanicals	642	18	1,392	38	2,034	56	2,840	80
Miscellaneous	181	5	399	11	580	16	917	26
Totals	$7,234	$200	$10,197	$282	$17,431	$482	$24,013	$679

(a)
Calculated using the weighted average number of units owned, including 35,360 core units, and 2008 acquisition units of 813 for the three months ended June 30, 2009; and 35,360 core units for the three months ended June 30, 2008.

	For the six months ended June 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
New buildings	$-	$-	$595	$16	$595	$16	$1,219	$34
Major building improvements	2,278	63	4,042	112	6,320	175	6,831	193
Roof replacements	596	16	841	24	1,437	40	2,049	58
Site improvements	796	22	894	25	1,690	47	2,663	75
Apartment upgrades	2,988	83	8,797	243	11,785	326	12,587	356
Appliances	2,167	60	34	1	2,201	61	2,415	68
Carpeting/flooring	3,997	110	1,108	31	5,105	141	5,017	142
HVAC/mechanicals	1,284	36	2,682	73	3,966	109	5,253	149
Miscellaneous	362	10	908	25	1,270	35	1,513	43
Totals	$14,468	$400	$19,901	$550	$34,369	$950	$39,547	$1,118

(b)
Calculated using the weighted average number of units owned, including 35,360 core units, and 2008 acquisition units of 813 for the six months ended June 30, 2009; and 35,360 core units for the six months ended June 30, 2008.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(c)	Cap Ex	Unit(c)	Improvements	Unit(c)	Improvements	Unit(c)
Core Communities	$7,071	$200	$9,535	$270	$16,606	$470	$24,013	$679
2008 Acquisition Communities	163	200	662	814	825	1,014	-	-
Sub-total	7,234	200	10,197	282	17,431	482	24,013	679
2009 Disposed Communities	-	-	-	-	-	-	443	598
2008 Disposed Communities	-	-	-	-	-	-	315	501
Corporate office expenditures(1)	-	-	-	-	452	-	1,118	-
Totals	$7,234	$200	$10,197	$282	$17,883	$482	$25,889	$674

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(c)
Calculated using the weighted average number of units owned, including 35,360 core units, and 2008 acquisition units of 813 for the three months ended June 30, 2009; and 35,360 core units, 2009 disposed units of 741 and 2008 disposed units of 629 for the three months ended June 30, 2008.

	For the six months ended June 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(d)	Cap Ex	Unit(d)	Improvements	Unit(d)	Improvements	Unit(d)
Core Communities	$14,143	$400	$18,959	$536	$33,102	$936	$39,547	$1,118
2008 Acquisition Communities	325	400	942	1,158	1,267	1,558	-	-
Sub-total	14,468	400	19,901	550	34,369	950	39,547	1,118
2009 Disposed Communities	49	400	126	1,025	175	1,425	988	1,333
2008 Disposed Communities	-	-	-	-	-	-	680	914
Corporate office expenditures(1)	-	-	-	-	762	-	2,189	-
Totals	$14,517	$400	$20,027	$552	$35,306	$952	$43,404	$1,119

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(d)
Calculated using the weighted average number of units owned, including 35,360 core units, 2008 acquisition units of 813 and 2009 disposed units of 123 for the six months ended June 30, 2009; and 35,360 core units, 2009 disposed units of 741 and 2008 disposed units of 744 for the six months ended June 30, 2008.

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

Summary of Core Properties

The Company had 104 apartment communities with 35,360 units which were owned during the three and six months ended June 30, 2009 and 2008 (the "Core Properties").  The Company has acquired/developed an additional three apartment communities with 1,029 units during 2009 and 2008 (the "Acquisition Communities").  During 2009, the Company disposed of three apartment communities with a total of 741 units, which had partial results for 2009 and full year results for 2008 (the “2009 Disposed Communities”).  During 2008, the Company disposed of fifteen apartment communities with a total of 1,227 units, which had partial results for 2008 (the “2008 Disposed Communities”).  The results of these disposed properties have been classified as discontinued operations and are not included in the table below.

The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three and six months ended June 30, 2009.  In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income for Core Properties is as follows:

	Three Months				Six Months
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Rent	$113,177	$112,339	$838	0.7%	$225,561	$223,621	$1,940	0.9%
Utility recovery revenue	3,593	4,593	(1,000)	(21.8%)	10,927	11,193	(266)	(2.4%)
Rent including recoveries	116,770	116,932	(162)	(0.1%)	236,488	234,814	1,674	0.7%
Property other income	5,194	5,240	(46)	(0.9%)	10,097	10,025	72	0.7%
Total revenue	121,964	122,172	(208)	(0.2%)	246,585	244,839	1,746	0.7%
Operating and maintenance	(49,339)	(48,498)	(841)	(1.7%)	(104,010)	(101,761)	(2,249)	(2.2%)
Net operating income	$72,625	$73,674	$(1,049)	(1.4%)	$142,575	$143,078	$(503)	(0.4%)

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Six Months
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Rent	$117,538	$114,034	$3,504	3.1%	$234,299	$226,971	$7,328	3.2%
Utility recovery revenue	3,668	4,604	(936)	(20.3%)	11,096	11,210	(114)	(1.0%)
Rent including recoveries	121,206	118,638	2,568	2.2%	245,395	238,181	7,214	3.0%
Property other income	5,312	5,342	(30)	(0.6%)	10,328	10,448	(120)	(1.1%)
Total revenue	126,518	123,980	2,538	2.0%	255,723	248,629	7,094	2.9%
Operating and maintenance	(51,612)	(49,691)	(1,921)	(3.9%)	(108,775)	(103,806)	(4,969)	(4.8%)
Net operating income	$74,906	$74,289	$617	0.8%	$146,948	$144,823	$2,125	1.5%

Comparison of three months ended June 30, 2009 to the same period in 2008

Of the $3,504 increase in rental income, $2,666 is attributable to the Acquired Communities, and $838 is from the Core Properties, as the result of an increase of 0.6% in weighted average rental rates and a 0.1% increase in economic occupancy from 93.9% to 94.0%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $936 decrease in utility recovery revenue, an increase of $64 is attributable to the Acquired Communities, offset by a $1,000 decrease to the Core Properties.  The lower utility recovery revenue in 2009 is due primarily to warmer than normal temperatures compared to cooler temperatures in the spring of 2008, leading to decreased energy consumption and lower heat billed through to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents decreased by $30.  Of this decrease, $16 is attributable to an increase to the Acquired Communities, offset by a $46 decrease in Core Properties resulting primarily from decreases in early termination fees.

Interest income decreased $13 due to a lower level of invested excess cash on hand and lower interest rates as compared to the prior year.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased by $4.  This is due to an increase in post closing consultation fees recognized between periods.  The second quarter of 2009 realized higher fees as a result of the first quarter 2009 property dispositions.

Of the $1,921 increase in operating and maintenance expenses, $1,080 is attributable to the Acquired Communities and $841 is attributable to the Core Properties.  The increase in Core Properties is primarily due to increases in repairs & maintenance, and personnel, partially offset by decreases in property insurance expense, natural gas heating costs and property management general & administrative costs.

Repairs & maintenance increased $967, or 13.2%, primarily due to the 2008 period including $861 in recoveries from insurance claims.  Without the impacts of the insurance recoveries, the recurring repairs & maintenance expenses increased only $106, or 1.4%, which reflects cost savings realized through the rebidding of selected service contracts, enabling reduced rates in this more competitive economic environment.

Personnel expense increased $847, or 7.6% primarily due to workers compensation self-insurance reserve adjustments in the 2009 period of $409, compared to no reserve changes in the 2008 period, making the increase before reserve adjustments $438, or 3.9%.  The workers compensation reserve increases relate to the prior year claims reaching maturity.

Real estate taxes were up $395, or 3.6%, including the benefit of $406 in tax reassessment refunds in 2009 compared to none in 2008, partially offset by $224 of tax increases experienced at the eight properties acquired in 2006 which were reassessed based upon the acquisition price.  After removing the effects of refunds and reassessments, real estate taxes were up $577, or 5.2%, which represents the typical tax increases being experienced across our portfolio.

Property insurance decreased by $956, or 33.9%, due to the current period including a reserve reduction of $409, compared to no reserve adjustment in 2008.  In the 2009 period the Company also realized the benefit of $75 in subrogation counterclaims settled for two prior property losses.  The remaining decrease before the reserve and counterclaim settlement adjustments was $472, or 16.7%, which primarily reflects a timing variance of the aggregate retention amount for the twelve month policy period ending October 31, 2009.  Losses during the first few months of the policy period starting November 1, 2008 resulted in higher expenses as a large part of the self insurance portion of the policy ended up being front loaded.  The second and third quarters will naturally result in expense savings as loss occurences will be subject to a much smaller deductible.

Natural gas heating costs were down $364, or 10.9% from a year ago due to a combination of lower commodity rates and decreased consumption.  For the second quarter 2009 our natural gas weighted average cost was $8.30 per decatherm, compared to $8.74 per decatherm for the 2008 period, a 5.0% decrease.  In addition, the overall consumption was lower in 2009 as the second quarter 2009 experienced warmer than normal temperatures, compared to the cooler temperatures in the spring of 2008.

Property management general and administrative costs decreased $197, or 5.3%, primarily due to staff reductions and other efficiency measures.

General and administrative expenses decreased in 2009 by $371, or 5.6%.  General and administrative expenses as a percentage of total revenues were 5.0% for 2009 as compared to 5.2% for 2008.  Incentive bonus and stock-based compensation expenses were down $529 in 2009 as compared to 2008, which reflect the decrease in the Company’s operating performance as compared to prior year.  In addition, the Company recorded $126 in nonrecurring severance costs in the 2009 period.

Interest expense increased by $1,462, or 5.1% in 2009 primarily as a result of interest expense on the new debt of the Acquisition Communities, partially offset by higher capitalized interest in connection with increased development levels in the first quarter of 2009 as compared to 2008, and lower interest on the Senior Notes as a result of the $60,000 face value extinguishment that occurred in the fourth quarter 2008.

Depreciation and amortization expense increased $2,401, or 8.6% due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended June 30, 2009 are the residual operating results of the 2009 Disposed Communities.  Included in discontinued operations for the three months ended June 30, 2008 are the operating results of the 2009 and 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Comparison of six months ended June 30, 2009 to the same period in 2008

Of the $7,328 increase in rental income, $5,388 is attributable to the Acquired Communities, and $1,940 is from the Core Properties, as the result of an increase of 1.2% in weighted average rental rates, partially offset by a 0.3% decrease in economic occupancy from 93.9% to 93.6%.  Of the $114 decrease in utility recovery revenue, an increase of $152 is attributable to the Acquired Communities, offset by a $266 decrease to the Core Properties.  The lower utility recovery revenue in 2009 is due primarily to warmer than normal temperatures compared to cooler temperatures in the spring of 2008, leading to decreased energy consumption and lower heat billed through to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents decreased by $120.  Of this decrease, $192 is attributable to the Acquired Communities, which realized $363 of nonrecurring commercial revenues in the 2008 period; offset by a $72 increase in Core Properties resulting primarily from increases in early termination fees.

Interest income decreased $125 due to a lower level of invested excess cash on hand and lower interest rates as compared to the prior year.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased by $90.  This is due to an increase in post closing consultation fees recognized between periods in connection with property dispositions.

Of the $4,969 increase in operating and maintenance expenses, $2,243 is attributable to the Acquired Communities and $477 is attributable to the consolidation of the VIE reflecting a nonrecurring property tax refund of $389 that occurred in 2008.  The balance, a $2,249 increase is attributable to the Core Properties and is primarily due to increases in repairs & maintenance, personnel and real estate taxes, partially offset by decreases in property insurance expense and property management general & administrative costs.

Repairs & maintenance increased $1,008, or 7.7%, primarily due to the 2008 period including $658 in recoveries from insurance claims which did not occur in the current period.  Without the impacts of the insurance recoveries, the recurring repairs & maintenance expenses increased only $350, or 2.7%.

Personnel expense increased $1,321, or 5.9% primarily due to workers compensation self-insurance reserve adjustments in the 2009 period of $639, compared to no reserve changes in the 2008 period, making the increase before reserve adjustments $682, or 3.0%.

Real estate taxes were up $1,037, or 4.7%, including the benefit of $551 in tax reassessment refunds in 2009 compared to none in 2008, partially offset by $473 of tax increases experienced at the eight properties acquired in 2006 which were reassessed based upon the acquisition price.  After removing the effects of refunds and reassessments, real estate taxes were up $1,115, or 5.0%, which represents the typical tax increases being experienced across our portfolio.

Property insurance decreased by $1,378, or 24.4%, due to the current period including a reserve reduction of $639, compared to no reserve adjustment in 2008.  In the 2009 period the Company also realized the benefit of $483 in subrogation counterclaims settled for several prior property losses.  The remaining decrease before the reserve and counterclaim settlement adjustments was $256, or 4.5%, which primarily reflects a decrease in the property insurance cost due to a lower deductible in the 2009 period.

Property management general and administrative costs decreased $563, or 7.3%, primarily due to staff reductions and other efficiency measures.

General and administrative expenses decreased in 2009 by $700, or 5.5%.  General and administrative expenses as a percentage of total revenues were 4.8% for 2009 as compared to 5.0% for 2008.  Incentive bonus and stock-based compensation expenses were down $881 in 2009 as compared to 2008, which reflect the decrease in the Company’s operating performance as compared to prior year.  In addition, the Company recorded $458 in nonrecurring severance costs in the 2009 period.

Interest expense increased by $1,997, or 3.4% in 2009 primarily as a result of interest expense on the new debt of the Acquisition Communities, partially offset by higher capitalized interest in connection with increased development levels in 2009 as compared to 2008, and lower interest on the Senior Notes as a result of the $60,000 face value extinguishment that occurred in the fourth quarter 2008.

Depreciation and amortization expense increased $4,974, or 9.0%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the six months ended June 30, 2009 are the operating results of the 2009 Disposed Communities.  Included in discontinued operations for the six months ended June 30, 2008 are the operating results of the 2009 and 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands):

	Three Months		Six Months
	2009	2008	2009	2008
Net income attributable to common shareholders	$6,020	$8,451	$16,922	$34,103
Real property depreciation and amortization	29,629	28,207	59,050	56,158
Noncontrolling interest	2,262	3,552	6,419	14,237
Loss (gain) on disposition of property	16	1	(13,493)	(29,848)
FFO – Basic and Diluted, as defined by NAREIT	37,927	40,211	68,898	74,650
Loss from early extinguishment of debt in connection with sale of real estate	-	-	4,927	1,384
FFO – Basic and Diluted, as adjusted by the Company	$37,927	$40,211	$73,825	$76,034
Weighted average common shares/units outstanding (1):
Basic	45,227.0	44,960.3	45,211.3	45,306.7
Diluted	45,277.6	45,430.2	45,245.7	45,720.8

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

All REITs may not be using the same definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

The credit agreement relating to the Company’s line of credit provides for the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for all periods presented.  The line of credit has not been used for long-term financing but adds a certain amount of flexibility, especially in meeting the Company's acquisition goals.  Many times it is easier to temporarily finance an acquisition or stock repurchases by short-term use of the line of credit, with long-term secured financing or other sources of capital replenishing the line of credit availability.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times.  Starting in 2001 and continuing into 2004 many regions of the United States had experienced varying degrees of economic recession and certain recessionary trends, such as a temporary reduction in occupancy and reduced pricing power limiting the ability to aggressively raise rents.  Starting in the second half of 2004 and continuing into 2007, the Company saw a reversal of these recessionary trends.  However, throughout 2008 and continuing into 2009, the sub-prime issue put significant pressure on the mortgage lending industry.  This led to problems in the financial system which developed into the worst recession since the Great Depression.  The credit markets tightened, consumer confidence plunged and unemployment soared.  The Company has continued to receive favorable financing at market rates of interest.  Its occupancy at 95.0% in 2008 and 2009 was the highest it has been since 2000 and financial performance continued strong.  However, a recessionary economy and increasing job losses typically slow household formations which could affect occupancy and decrease the Company's ability to raise rents.  In light of this, the Company will continue to review our business strategy throughout the year.  However, we believe that given our B property type and the geographic regions in which we are located, the Company's financial performance will be affected less negatively than its peers.

Declaration of Dividend

On August 5, 2009, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended June 30, 2009.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable August 26, 2009 to shareholders of record on August 17, 2009.

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

HOME PROPERTIES, INC.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk.  At June 30, 2009 and December 31, 2008, approximately 93% and 95%, respectively, of the Company's debt bore interest at fixed rates.  At June 30, 2009 and December 31, 2008, approximately 87% and 89%, respectively, of the Company's debt was secured and bore interest at fixed rates.  The secured fixed rate debt had weighted average maturities of approximately 5 years for both periods and a weighted average interest rate of 5.78% and 5.77% at June 30, 2009 and December 31, 2008, respectively.  The remainder of the Company's secured debt bore interest at variable rates with a weighted average maturity of approximately 13 years for both periods and a weighted average interest rate of 1.73% and 2.02%, at June 30, 2009 and December 31, 2008, respectively.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

At June 30, 2009 and December 31, 2008, the fair value of the Company's fixed and variable rate secured debt amounted to a liability of $2.09 billion and $2.08 billion, respectively, compared to its carrying amount of $2.07 billion and $2.11 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at June 30, 2009 would have changed the fair value of the Company's fixed and variable rate secured debt to a liability of $2.01 billion.  At June 30, 2009 and December 31, 2008, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.32 billion and $2.26 billion, respectively, compared to its carrying amount of $2.31 billion and $2.32 billion, respectively.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2009, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of June 30, 2009, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes in these risk factors during the six months ended June 30, 2009 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option and applicable withholding tax.  In such event, the common stock used to pay the exercise price and tax withholding is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2008, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the first quarter of 2009, the Company did not repurchase any shares under the Company Program.  The following table summarizes the total number of shares/units repurchased by the Company during the three months ended June 30, 2009:

				Maximum
	Total	Average	Total shares/units	shares/units
	shares/units	price per	purchased as part of	available under
Period	purchased(1)	share/unit	Company Program	Company Program

Balance April 1, 2009:				2,291,160
April 2009	959	$34.80	-	2,291,160
May 2009	13,806	32.89	-	2,291,160
June 2009	1,638	33.71	-	2,291,160
Total Second Quarter 2009	16,403	$33.09	-	2,291,160

(1)
During the three months ended June 30, 2009, the Company repurchased 16,403 shares of common stock through share repurchase by the transfer agent in the open market in connection with the Company's Dividend Reinvestment and Direct Stock Purchase Plan, which are included in this table.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amended and Restated Lease Agreement Between Clinton Square Asset Holding Associates, L.P. and Home Properties, L.P., dated July 6, 2009
Exhibit 10.2	Amendment No. 101 to Second Amended and Restated Agreement of Limited Partnership
Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

  *Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	August 7, 2009

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	August 7, 2009

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer