Form 10-Q
period 2009-09-30
HOME PROPERTIES INC
filed 2009-11-06
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	SEPTEMBER 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number:	1-13136
HOME PROPERTIES, INC.
(exact name of registrant as specified in its charter)
MARYLAND	16-1455126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
850 Clinton Square, Rochester, New York	14604
(Address of principal executive offices)	(Zip Code)
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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock	Outstanding at October 30, 2009
$.01 par value	33,551,052

HOME PROPERTIES, INC.

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3
	Consolidated Statements of Operations – Three months ended September 30, 2009 and 2008	4
	Consolidated Statements of Operations – Nine months ended September 30, 2009 and 2008	5
	Consolidated Statements of Equity – Nine months ended September 30, 2009 and year ended December 31, 2008	6
	Consolidated Statements of Cash Flows – Nine months ended September 30, 2009 and 2008	7
	Notes to Consolidated Financial Statements	8-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	33
	Signatures	34

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
	2009	2008
ASSETS
Real estate:
Land	$511,404	$515,610
Construction in progress	164,697	111,039
Buildings, improvements and equipment	3,238,440	3,245,741
	3,914,541	3,872,390
Less: accumulated depreciation	(714,815)	(636,970)
Real estate, net	3,199,726	3,235,420
Cash and cash equivalents	6,879	6,567
Cash in escrows	26,793	27,904
Accounts receivable	11,707	14,078
Prepaid expenses	19,756	16,277
Deferred charges	13,086	11,360
Other assets	4,156	5,488
Total assets	$3,282,103	$3,317,094
LIABILITIES AND EQUITY
Mortgage notes payable	$2,138,524	$2,112,331
Exchangeable senior notes	135,632	134,169
Line of credit	71,500	71,000
Accounts payable	19,223	23,731
Accrued interest payable	12,668	10,845
Accrued expenses and other liabilities	27,419	32,043
Security deposits	20,291	21,443
Total liabilities	2,425,257	2,405,562
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 80,000,000 shares authorized; 33,488,760 and 32,431,304 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	335	324
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	880,605	857,415
Distributions in excess of accumulated earnings	(251,058)	(206,961)
Total common stockholders' equity	629,882	650,778
Noncontrolling interest	226,964	260,754
Total equity	856,846	911,532
Total liabilities and equity	$3,282,103	$3,317,094

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
	2009	2008
Revenues:
Rental income	$116,996	$114,791
Property other income	9,288	8,982
Interest income	4	20
Other income	29	30
Total revenues	126,317	123,823
Expenses:
Operating and maintenance	51,959	50,998
General and administrative	6,102	5,948
Interest	30,772	29,936
Depreciation and amortization	30,319	28,292
Total expenses	119,152	115,174
Income from continuing operations	7,165	8,649
Discontinued operations:
Income from discontinued operations	77	1,008
Loss on disposition of property	(22)	-
Discontinued operations	55	1,008
Net income	7,220	9,657
Net income attributable to noncontrolling interest	(1,956)	(2,818)
Net income attributable to common shareholders	$5,264	$6,839

Basic earnings per share:
Income from continuing operations	$0.16	$0.19
Discontinued operations	-	0.02
Net income attributable to common shareholders	$0.16	$0.21

Diluted earnings per share:
Income from continuing operations	$0.16	$0.19
Discontinued operations	-	0.02
Net income attributable to common shareholders	$0.16	$0.21

Weighted average number of shares outstanding:
Basic	32,972,794	31,884,119
Diluted	33,091,764	32,395,032

Dividends declared per share	$0.67	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
	2009	2008
Revenues:
Rental income	$351,296	$341,762
Property other income	30,711	30,640
Interest income	18	159
Other income	397	308
Total revenues	382,422	372,869
Expenses:
Operating and maintenance	160,734	154,805
General and administrative	18,240	18,786
Interest	91,582	88,749
Depreciation and amortization	90,609	83,607
Total expenses	361,165	345,947
Income from continuing operations	21,257	26,922
Discontinued operations:
Income (loss) from discontinued operations	(4,167)	1,227
Gain on disposition of property	13,471	29,848
Discontinued operations	9,304	31,075
Net income	30,561	57,997
Net income attributable to noncontrolling interest	(8,375)	(17,055)
Net income attributable to common shareholders	$22,186	$40,942

Basic earnings per share:
Income from continuing operations	$0.47	$0.59
Discontinued operations	0.21	0.69
Net income attributable to common shareholders	$0.68	$1.28

Diluted earnings per share:
Income from continuing operations	$0.47	$0.59
Discontinued operations	0.20	0.68
Net income attributable to common shareholders	$0.67	$1.27

Weighted average number of shares outstanding:
Basic	32,841,779	31,914,710
Diluted	32,905,711	32,357,364

Dividends declared per share	$2.01	$1.98

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interests	Totals
Balance, December 31, 2007	32,600,614	$326	$853,358	$(185,623)	$279,061	$947,122
Cumulative effect of change in accounting principle	-	-	9,688	(2,066)	3,138	10,760
Balance, January 1, 2008	32,600,614	326	863,046	(187,689)	282,199	957,882
Net income	-	-	-	66,081	27,124	93,205
Issuance of common stock, net	370,714	3	16,824	-	-	16,827
Repurchase of common stock	(1,165,783)	(11)	(53,919)	-	-	(53,930)
Repurchase of convertible debt	-	-	88	(88)	-	-
Conversion of UPREIT Units for common stock	625,759	6	30,222	-	(12,435)	17,793
Adjustment of noncontrolling interest	-	-	1,154	-	(1,154)	-
Dividends and distributions paid ($2.65 per share)	-	-	-	(85,265)	(34,980)	(120,245)
Balance, December 31, 2008	32,431,304	324	857,415	(206,961)	260,754	911,532
Net income	-	-	-	22,186	8,375	30,561
Issuance of common stock, net	205,120	2	8,124	-	-	8,126
Repurchase of common stock	(73,287)	-	(2,249)	-	-	(2,249)
Conversion of UPREIT Units for common stock	925,623	9	18,270	-	(18,279)	-
Adjustment of noncontrolling interest	-	-	(955)	-	955	-
Dividends and distributions paid ($2.01 per share)	-	-	-	(66,283)	(24,841)	(91,124)
Balance, September 30, 2009	33,488,760	$335	$880,605	$(251,058)	$226,964	$856,846

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(IN THOUSANDS)
(UNAUDITED)
	2009	2008
Cash flows from operating activities:
Net income	$30,561	$57,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,747	84,508
Amortization of debt discount	1,463	1,976
Gain on disposition of property	(13,471)	(29,848)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	5,890	4,491
Changes in assets and liabilities:
Cash in escrows	1,418	2,239
Other assets	(981)	(6,073)
Accounts payable and accrued liabilities	(4,303)	6,907
Total adjustments	82,763	64,200
Net cash provided by operating activities	113,324	122,197
Cash flows from investing activities:
Purchase of land for development	-	(15,951)
Additions to properties	(57,749)	(72,052)
Additions to construction in progress	(53,661)	(22,406)
Proceeds from sale of properties, net	66,878	63,044
Withdrawals from (additions to) cash in escrows, net	(272)	924
Net cash used in investing activities	(44,804)	(46,441)
Cash flows from financing activities:
Proceeds from sale of common stock, net	2,236	9,446
Repurchase of common stock	(2,249)	(53,206)
Proceeds from mortgage notes payable	115,493	101,479
Payments of mortgage notes payable	(88,665)	(108,818)
Proceeds from line of credit	362,000	312,000
Payments on line of credit	(361,500)	(246,000)
Payments of deferred loan costs	(4,390)	(1,377)
Additions to cash in escrows, net	(9)	(40)
Dividends and distributions paid	(91,124)	(89,935)
Net cash used in financing activities	(68,208)	(76,451)
Net increase (decrease) in cash and cash equivalents	312	(695)
Cash and cash equivalents:
Beginning of year	6,567	6,109
End of period	$6,879	$5,414

Supplemental disclosure of non-cash investing and financing activities:
Increase in real estate associated with the purchase of UPREIT Units	$-	$14,126
Exchange of UPREIT Units for common shares	18,279	8,733
Additions to properties included in accounts payable	2,181	5,454
Mortgage note premium write-off	615	4,451

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.	Unaudited Interim Financial Statements

The interim consolidated financial statements of Home Properties, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted.  The year-end balance sheet data was derived from audited financial statements, which were revised in the current period to reflect the retroactive application of recently adopted accounting standards (see Note 3), but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.  The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

2.	Organization and Basis of Presentation

Organization

The Company was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of September 30, 2009, the Company operated 109 apartment communities with 37,539 apartments.  Of this total, the Company owned 107 communities, consisting of 36,389 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 73.8% of the limited partnership units in the Operating Partnership ("UPREIT Units") at September 30, 2009 (71.7% at December 31, 2008).  The remaining 26.2% is reflected as noncontrolling interest in these consolidated financial statements at September 30, 2009 (28.3% at December 31, 2008).  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS") and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

2.      Organization and Basis of Presentation (continued)

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. ("HPRS" or the "Management Company").  The Management Company is a wholly owned subsidiary of the Company.  In addition, the Company consolidates one affordable housing limited partnership in accordance with Financial Accounting Standards Board ("FASB") authoritative guidance for the consolidation of variable interest entities.  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

3.	Recently Adopted and Recently Issued Accounting Standards

In July 2009, the FASB issued the FASB Accounting Standards Codification ("ASC") 105-10 ("ASC 105-10" or the "Codification").  ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  We have included references to the Codification, as appropriate, in these consolidated financial statements.  The Codification does not change GAAP and did not have an effect on our financial position and results of operations.

Retrospective Application of Changes in Accounting Principles

On January 1, 2009, the Company adopted FASB authoritative guidance for debt with conversion and other options, ("ASC 470-20"); noncontrolling interests in consolidated financial statements ("ASC 810-10"); and determining whether instruments granted in share-based payment transactions are participating securities ("ASC 260-10").

ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate on the date of issue.  The difference between the principal amount of the debt and the amount of proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method.  The adoption of this authoritative guidance affects the accounting for the Company’s 4.125% exchangeable senior notes ("Senior Notes") which were issued in October 2006 with an initial principal amount of $200,000.  The initial debt component of the $200,000 Senior Notes was $186,050, based on the fair value of similar nonconvertible debt.  The aggregate initial debt discount of $13,950 was recorded in additional paid-in capital.  The Company is amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense.  During the fourth quarter of 2008, the Company repurchased $60,000 principal amount of the Senior Notes for $45,360.  The gain on early extinguishment of debt originally recorded in the fourth quarter of 2008 of $13,884 has been adjusted for the impact of this authoritative guidance, which requires a revaluation of the extinguished debt and equity components at the date of extinguishment and resulted in a restated gain on early extinguishment of debt of $11,303.

The following tables provide additional information about the Senior Notes:
Consolidated Balance Sheet:	September 30, 2009	December 31, 2008
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(4,368)	(5,831)
Carrying amount of liability component	$135,632	$134,169
Carrying amount of equity component	$13,950	$13,950

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

3.      Recently Adopted and Recently Issued Accounting Standards (continued)

Consolidated Statements of Operations:	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Coupon interest	$1,444	$2,062	$4,331	$6,187
Amortization - issuance costs	137	195	410	586
Discount amortization – ASC 470-20	494	667	1,463	1,976
Total interest expense – Senior Notes	$2,075	$2,924	$6,204	$8,749
Effective interest rate	5.75%	5.75%	5.75%	5.75%
Conversion price per share, as adjusted	$72.92	$73.17	$72.92	$73.17

ASC 810-10 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

The following tables set forth the effect of the retroactive application of ASC 470-20 and ASC 810-10 on certain previously reported line items.

Consolidated Balance Sheet:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Deferred charges	$11,473	$11,360	$(113)	$(113)	$-
Total assets	3,317,207	3,317,094	(113)	(113)	-
Exchangeable senior notes	140,000	134,169	(5,831)	(5,831)	-
Total liabilities	2,411,393	2,405,562	(5,831)	(5,831)	-
Minority interest	259,136	-	(259,136)	-	(259,136)
Additional paid-in capital	847,576	857,415	9,839	9,839	-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Total stockholders' equity	646,678	650,778	4,100	4,100	-
Noncontrolling interest	-	260,754	260,754	1,618	259,136
Total equity	646,678	911,532	264,854	5,718	259,136
Total liabilities and stockholders' equity	3,317,207	3,317,094	(113)	(113)	-

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

3.      Recently Adopted and Recently Issued Accounting Standards (continued)

Consolidated Statement of Operations:	Three Months Ended September 30, 2008
	Originally Reported ¹	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Interest	$29,284	$29,936	$652	$652	$-
Total expense	114,522	115,174	652	652	-
Income from operations	9,301	8,649	(652)	(652)	-
Minority interest in operating partnership	(2,715)	-	2,715	190	2,525
Income from continuing operations	6,586	8,649	2,063	(462)	2,525
Income from discontinued operations	715	1,008	293	-	293
Discontinued operations	715	1,008	293	-	293
Net income	7,301	9,657	2,356	(462)	2,818
Net income attributable to noncontrolling interest	-	(2,818)	(2,818)	-	(2,818)
Net income attributable to common shareholders	7,301	6,839	(462)	(462)	-
Basic earnings per share	0.23	0.21	(0.02)	(0.02)	-
Diluted earnings per share	0.23	0.21	(0.02)	(0.02)	-

¹	Adjusted for discontinued operations as discussed in Note 10.

Consolidated Statement of Operations:	Nine Months Ended September 30, 2008
	Originally Reported ¹	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Interest	$86,817	$88,749	$1,932	$1,932	$-
Total expense	334,015	345,947	1,932	1,932	-
Income from operations	28,854	26,922	(1,932)	(1,932)	-
Minority interest in operating partnership	(8,484)	-	8,484	568	7,916
Income from continuing operations	20,370	26,922	6,552	(1,364)	7,916
Income from discontinued operations	866	1,227	361	-	361
Gain on disposition of property	21,070	29,848	8,778	-	8,778
Discontinued operations	21,936	31,075	9,139	-	9,139
Net income	42,306	57,997	15,691	(1,364)	17,055
Net income attributable to noncontrolling interest	-	(17,055)	(17,055)	-	(17,055)
Net income attributable to common shareholders	42,306	40,942	(1,364)	(1,364)	-
Basic earnings per share	1.33	1.28	(0.05)	(0.05)	-
Diluted earnings per share	1.31	1.27	(0.04)	(0.04)	-

¹	Adjusted for discontinued operations as discussed in Note 10.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

3.      Recently Adopted and Recently Issued Accounting Standards (continued)

Consolidated Statement of Equity:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Additional paid-in-capital	$847,576	$857,415	$9,839	$9,839	$-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Noncontrolling interest	-	260,754	260,754	1,618	259,136

The impact of ASC 470-20 on the January 1, 2008 balances of additional paid-in capital, distributions in excess of accumulated earnings and noncontrolling interest have been reflected as a cumulative effect of change in accounting principle on our consolidated statements of equity.

Consolidated Statement of Cash Flows:	Nine Months Ended September 30, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Net income	$42,306	$57,997	$15,691	$(1,364)	$17,055
Income allocated to minority interest	17,623	-	(17,623)	(568)	(17,055)
Depreciation and amortization	84,552	84,508	(44)	(44)	-
Amortization of debt discount	-	1,976	1,976	1,976	-
Net cash provided by operating activities	122,197	122,197	-	-	-

ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  The Company determined that its restricted stock granted under its stock plans are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  Prior to the adoption of this authoritative guidance, the Company’s restricted stock was included in the calculation of diluted earnings per share using the treasury stock method.  ASC 260-10 became effective on January 1, 2009 and required all prior period earnings per share data presented to be adjusted retroactively.  The adoption of this authoritative guidance did not have a material effect on our computation of earnings per share.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

3.	Recently Adopted and Recently Issued Accounting Standards (continued)

Recently Adopted Accounting Principles

On January 1, 2009, the Company adopted the revised authoritative guidance for business combinations ("ASC 805-10"), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interests in the acquiree and goodwill acquired in a business combination.  Additionally, the revised authoritative guidance requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services received instead of including such costs as part of the acquisition price.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The Company’s adoption of the revised authoritative guidance did not have any impact on its financial position and results of operations.

On January 1, 2009, the Company adopted the authoritative guidance for fair value measurements ("ASC 820-10") for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The authoritative guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This guidance applies to accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this guidance does not require any new fair value measurements for the Company.  The Company’s adoption of the authoritative guidance for non-financial assets and non-financial liabilities did not have any impact on its financial position and results of operations.

On April 1, 2009, the Company adopted the authoritative guidance for interim disclosures about fair value of financial instruments ("ASC 825-10").  The new authoritative guidance amends existing guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements.  Prior period presentation is not required for comparative purposes at initial adoption.  The Company’s adoption of this authoritative guidance did not have any impact on its financial position and results of operations as this requires only additional disclosures.

On April 1, 2009, the Company adopted the authoritative guidance for subsequent events ("ASC 855-10").  This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company’s adoption of this authoritative guidance did not have a material impact on its financial position and results of operations.

Recently Issued Accounting Principles

In June 2009, the FASB issued amended guidance related to the consolidation of variable interest entities ("SFAS 167").  These amendments require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, the amendments require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance will be effective for the Company on January 1, 2010, with earlier application prohibited.  The Company is currently assessing the potential impact that the adoption of this guidance will have on its financial position and results of operations.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

4.	Earnings Per Common Share

Basic earnings per share ("EPS") is computed as net income attributable to common shareholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any exchangeable senior notes.  The exchange of an UPREIT Unit for common stock will have no effect on diluted EPS as Unitholders and stockholders effectively share equally in the net income of the Operating Partnership.  Income from continuing operations and discontinued operations is the same for both the basic and diluted calculation.

The reconciliation of the basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 follows:
	Three Months		Nine Months
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$7,165	$8,649	$21,257	$26,922
Less: Income from continuing operations attributable to noncontrolling interest	(1,941)	(2,524)	(5,807)	(7,918)
Income from continuing operations attributable to common shareholders	$5,224	$6,125	$15,450	$19,004

Discontinued operations	$55	$1,008	$9,304	$31,075
Less: Discontinued operations attributable to noncontrolling interest	(15)	(294)	(2,568)	(9,137)
Discontinued operations attributable to common shareholders	$40	$714	$6,736	$21,938
Denominator:
Basic weighted average number of common shares outstanding	32,972,794	31,884,119	32,841,779	31,914,710
Effect of dilutive stock options	79,439	442,781	45,632	398,204
Effect of phantom and restricted shares	39,531	68,132	18,300	44,450
Diluted weighted average number of common shares outstanding	33,091,764	32,395,032	32,905,711	32,357,364
Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.16	$0.19	$0.47	$0.59
Discontinued operations	-	0.02	0.21	0.69
Net income attributable to common shareholders	$0.16	$0.21	$0.68	$1.28

Diluted earnings per share:
Income from continuing operations	$0.16	$0.19	$0.47	$0.59
Discontinued operations	-	0.02	0.20	0.68
Net income attributable to common shareholders	$0.16	$0.21	$0.67	$1.27

Unexercised stock options to purchase 2,147,816 and 1,016,901 shares of the Company's common stock for the three months ended September 30, 2009 and 2008, respectively, and 3,119,409 and 1,464,291 shares of the Company's common stock for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive.  Also, in conjunction with the issuance of the Senior Notes, there were 332,721 and 484,550 potential shares issuable under certain circumstances, of which all are considered antidilutive as of September 30, 2009 and 2008, respectively.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

5.	Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 11).  The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels.  The effect on the Consolidated Balance Sheet of including this VIE as of September 30, 2009 includes total assets of $11,781, total liabilities of $16,945 and partners’ deficit of $5,164, respectively.  Of the $16,945 in total liabilities, $16,068 represents non-recourse mortgage debt.

6.      Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $2,336 and $1,483 for the three months ended September 30, 2009 and 2008, respectively; and $6,206 and $3,845 for the nine months ended September 30, 2009 and 2008, respectively.

7.	Line of Credit

On September 1, 2009 the Company entered into a $175,000 revolving line of credit agreement for a two-year term expiring August 31, 2011 with an optional one-year extension.  The credit facility succeeds the $140,000 credit facility that matured on September 1, 2009.  The Company had $71,500 outstanding under the credit facility on September 30, 2009.  Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%.  The one-month LIBOR was .25% at September 30, 2009.

The credit agreement relating to this line of credit requires the Company to maintain certain financial covenants.  The Company was in compliance with these financial covenants for the nine months ended September 30, 2009.

The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2009, the Company had outstanding letters of credit of $7,496.  As of September 30, 2009, the amount available on the credit facility was $96,004 (net of $7,496 which was restricted to support letters of credit and net of $71,500 in outstanding borrowings).

8.	Fair Value of Financial Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company determines the fair value of the mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs).  In determining the market interest yield curve, the Company considered its BBB credit rating.  The Company bases the fair value of its Senior Notes using quoted prices (a level 1 input).

At September 30, 2009 and December 31, 2008, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2,390,618 and $2,257,917, respectively, compared to its carrying amount of $2,345,656 and $2,317,500.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

9.	Segment Reporting

The Company is engaged in the ownership and management of market rate apartment communities.  Each apartment community is considered a separate operating segment.  Each segment on a stand alone basis is less than 10% of the revenues, net operating income, and assets of the combined reported operating segments and meets all of the aggregation criteria under authoritative guidance.  The operating segments are aggregated as Core and Non-core properties.

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

The revenues and net operating income for each of the operating segments are summarized for the three and nine months ended September 30, 2009 and 2008 as follows:
	Three Months		Nine Months
	2009	2008	2009	2008
Revenues
Apartments owned
Core properties	$121,619	$121,902	$368,204	$366,741
Non-core properties	4,665	1,871	13,803	5,661
Reconciling items	33	50	415	467
Total revenues	$126,317	$123,823	$382,422	$372,869
Net operating income
Apartments owned
Core properties	$72,006	$72,373	$214,581	$215,451
Non-core properties	2,319	402	6,692	2,146
Reconciling items	33	50	415	467
Net operating income, including reconciling items	74,358	72,825	221,688	218,064
General and administrative expenses	(6,102)	(5,948)	(18,240)	(18,786)
Interest expense	(30,772)	(29,936)	(91,582)	(88,749)
Depreciation and amortization	(30,319)	(28,292)	(90,609)	(83,607)
Income from continuing operations	$7,165	$8,649	$21,257	$26,922

The assets for each of the reportable segments are summarized as follows as of September 30, 2009 and December 31, 2008:
Assets	2009	2008
Apartments owned
Core properties	$2,889,289	$2,923,265
Non-core properties	310,437	312,155
Reconciling items	82,377	81,674
Total assets	$3,282,103	$3,317,094

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

10.      Disposition of Property and Discontinued Operations

The Company reports its property dispositions as discontinued operations as prescribed by the authoritative guidance.  Pursuant to the definition of a component of an entity, assuming no significant continuing involvement by the former owner after the sale, the sale of an apartment community is considered a discontinued operation.  In addition, apartment communities classified as held for sale are also considered discontinued operations.  The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date.

Included in discontinued operations for the three and nine months ended September 30, 2009 are the operating results of three apartment communities sold in one transaction during the nine months ended September 30, 2009 (the "2009 Disposed Communities").  Included in discontinued operations for the three and nine months ended September 30, 2008 are the operating results of fifteen apartment communities sold in six separate transactions during the year ended December 31, 2008 ("2008 Disposed Communities") and the 2009 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

The operating results of discontinued operations are summarized for the three and nine months ended September 30, 2009 and 2008 as follows:
	Three Months		Nine Months
	2009	2008	2009	2008
Revenues:
Rental income	$10	$4,249	$741	$13,295
Property other income	8	422	50	1,316
Total revenues	18	4,671	791	14,611
Expenses:
Operating and maintenance	(59)	2,007	461	6,848
Interest expense, including prepayment penalties	-	661	4,497	3,485
Depreciation and amortization	-	995	-	3,051
Total expenses	(59)	3,663	4,958	13,384
Income (loss) from discontinued operations	$77	$1,008	$(4,167)	$1,227

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

11.	Commitments and Contingencies

Contingencies

The Company is not a party to any legal proceedings which are expected to have a material adverse effect on the Company's liquidity, financial position or results of operations.  The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (29% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 6.25 years.

Guarantees

As of September 30, 2009, the Company, through its general partnership interest in an affordable property limited partnership, has guaranteed low income housing tax credits to limited partners for a remaining period of seven years totaling approximately $3,000.  As of September 30, 2009, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

12.	Subsequent Events

On October 1, 2009, the Company sold a property located in the Philadelphia region with a total of 432 units for approximately $30,000.  A gain on sale of approximately $7,300 will be recorded in the fourth quarter of 2009 related to this sale.

On October 28, 2009, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended September 30, 2009.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable November 24, 2009 to shareholders of record on November 12, 2009.

Subsequent events have been evaluated through November 6, 2009, the date these financial statements were filed with the SEC.

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

As of September 30, 2009, the Company had an unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, of $175 million which expires August 31, 2011, with an optional one-year extension.  The Company had $71.5 million outstanding under the credit facility on September 30, 2009.  The Company’s line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2009, the Company had outstanding letters of credit of $7.5 million.  As of September 30, 2009, the amount available on the credit facility was $96 million (net of $7.5 million which was restricted to support letters of credit and net of $71.5 million in outstanding borrowings).  Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%.  The one-month LIBOR was .25% at September 30, 2009.

Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

To the extent that the Company does not satisfy its long-term liquidity requirements through net cash flows provided by operating activities and its unsecured credit facility, it intends to satisfy such requirements through property debt financing, proceeds from the sale of properties, the issuance of UPREIT Units, proceeds from its Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP"), or the issuance of additional debt and equity securities.  As of September 30, 2009, the Company owned 21 properties with 6,019 apartment units which were unencumbered by debt.

In response to the constrictions in the credit market at the end of 2008 and beginning of 2009, the Company pursued certain initiatives in 2009 as follows:  1) The Company replaced the previous $140 million unsecured line of credit which matured September 1, 2009 with a larger facility of $175 million.  The new facility has a two-year term with a one-year extension.  2) During 2008, the Company increased the level of the value of unencumbered properties in relationship to the total property portfolio from 16% to 19%.  This higher level adds flexibility allowing the Company to place secured financing on unencumbered assets as required.  It is anticipated that the level of unencumbered assets will remain at approximately 19% at year end 2009.  3) The Company benefits from its multifamily focus as the Government Sponsored Enterprises ("GSEs") Fannie Mae and Freddie Mac are still very active lending to apartment owners.  Underwriting has become more stringent, but the Company believes it will be able to refinance its debt maturities during this cycle of reduced liquidity.  4) The Company had only $19 million of secured loans maturing in 2009, all of which have been either paid off or refinanced as of October 31, 2009.  For 2010 and 2011, the principal amount of loans due rises to $331 million and $300 million, respectively.  As of October 31, 2009, the Company has either closed or is in the process of refinancing $202 million of the 2010 and 2011 maturities with the GSEs by year-end 2009.  An additional $22 million is anticipated to close late first quarter or early second quarter 2010, earlier than the maturity date.

Management included in its operating plan strategic disposition of assets totaling approximately $110 million in 2009, of which $97.8 million were closed during the first ten months of 2009.  Additional dispositions in 2009 are not expected to occur.

The Company considers the issuance of UPREIT Units for property acquisitions to be a potential source of capital. During 2008 and the first three quarters of 2009, the Company did not issue any UPREIT Units as consideration for acquired properties.

The Company's DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share purchases by the transfer agent in the open market or through new share issuances.  Management monitors the relationship between the Company's stock price and its estimated net asset value ("NAV").  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock purchased by the transfer agent in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during the nine months ended September 30, 2009 or the year ended December 31, 2008.

In October 2006, the Company issued $200 million of exchangeable senior notes ("Senior Notes") with a coupon rate of 4.125%, which generated net proceeds of $195.8 million.  The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of preferred shares and property acquisitions.  During the fourth quarter of 2008, the Company repurchased $60 million of the Senior Notes for $45.4 million.  The exchange terms and conditions are more fully described under "Contractual Obligations and Other Commitments," below.

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

In 1997, the Company's Board of Directors (the "Board") approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  At December 31, 2007, there was approval remaining to purchase 1,362,748 shares.  During 2008, the Company repurchased 1,071,588 shares of its outstanding common stock at a cost of $50 million at a weighted average price of $46.66 per share.  On May 1, 2008, the Board approved a 2,000,000-share increase in the stock repurchase program, resulting in a remaining authorization level of 2,291,160 shares as of December 31, 2008.  There were no repurchases under the Company Program during the first nine months of 2009.  The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.  At the present time, the Company has no intention of buying any stock back during the balance of 2009 or early in 2010.

As of September 30, 2009, the weighted average rate of interest on the Company’s total indebtedness of $2.3 billion was 5.6% with staggered maturities averaging approximately six years.  Approximately 93% of total indebtedness was at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at September 30, 2009 (no change from initial rating) is a corporate credit rating of "BBB" (Triple B).  Ratings are reviewed from time to time by the issuing agency and may change at any time.

The Company’s cash provided by operating activities was $113 million for the nine months ended September 30, 2009 compared to $122 million for the same period in 2008.  The change is primarily due to timing differences in cash disbursements between periods for accounts payable and other assets.  Accounts payable disbursements for the nine months ended September 30, 2009 exceeded disbursements for 2008 by $11 million.  This is largely due to the timing of cut-off dates for processing operational payments.  There was an increase in cash between periods of $5 million in other assets.  During the nine months ended September 30, 2008, cash was used to make deposits on pending acquisitions which closed in the fourth quarter of 2008.  This did not recur in 2009.

Cash used in investing activities was $45 million for the nine months ended September 30, 2009 compared to $46 million for the same period in 2008.  The proceeds from sale of properties were similar in both periods at $67 million and $63 million, respectively.  During the nine months ended September 30, 2009, $111 million cash was used on additions to property and new construction as compared to the nine months ended September 30, 2008 where $94 million was spent on additions to property and new construction, plus $16 million on the purchase of land for development.

Cash used in financing activities was $68 million for the nine months ended September 30, 2009 compared to $76 million for the same period in 2008.  The $8 million decrease in cash used between periods is primarily due to $65 million less cash provided by the line of credit in 2009 as compared to 2008, partially offset by $51 million less cash used for stock buybacks and $34 million higher net mortgage proceeds in the 2009 period as compared to the 2008 period.

Variable Interest Entities

The Company is the general partner in one variable interest entity ("VIE") syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership.  The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the consolidated balance sheet of including this VIE as of September 30, 2009 includes total assets of $11.8 million, total liabilities of $17.0 million and partners’ deficit of $5.2 million.  Of the $17.0 million in total liabilities, $16.1 million represents non-recourse mortgage debt.  The VIE is included in the Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008.

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

Acquisitions and Dispositions

On January 30, 2009, the Company sold three apartment communities with a total of 741 units for $67.8 million.  A gain on sale of approximately $13.5 million was recorded in the first quarter related to this sale.  The weighted average first year capitalization rate projected on this disposition was 7.6%.

On October 1, 2009, the Company sold a property located in the Philadelphia region with a total of 432 units for approximately $30 million.  A gain on sale of approximately $7.3 million will be recorded in the fourth quarter of 2009 related to this sale.  The weighted average first year capitalization rate projected on this disposition was 8.4%.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable.  The Company’s line of credit matures in August 2011 and had $71.5 million outstanding at September 30, 2009.  The $2.1 billion in mortgage notes payable have varying maturities ranging from 2 months to 25 years.  The weighted average interest rate of the Company's secured debt was 5.64% at September 30, 2009.  The weighted average rate of interest on the Company’s total indebtedness of $2.3 billion at September 30, 2009 was 5.62%.

In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share.  The adjusted exchange price at September 30, 2009 was $72.92 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company's option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.  During October and November 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes for $45.4 million, in several privately-negotiated transactions which amounted to a 24.4% discount from the principal amount.  An adjusted gain on debt extinguishment of $11.3 million was recorded in the fourth quarter of 2008, as compared to the originally reported gain of $13.9 million.  The adjustment is as a result of recently adopted accounting standards as more fully described in Note 3 to the Consolidated Financial Statements.

The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.  In July 2009, the Company extended the lease on its corporate office space through October 2019, plus two five-year renewal options.  The new lease term commenced on October 1, 2009.

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

The Company estimates that on an annual basis $800 and $780 per unit is spent on recurring capital expenditures in 2009 and 2008, respectively.  During the three months ended September 30, 2009 and 2008, approximately $200 and $195 per unit, respectively, was estimated to be spent on recurring capital expenditures.  For the nine months ended September 30, 2009 and 2008, approximately $600 and $585 per unit, respectively, was estimated to be spent on recurring capital expenditures.  The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2009 and 2008 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and nine months ended September 30, 2009 as follows:

	For the three months ended September 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$-	$-	$34	$1	$34	$1	$547	$15
Major building improvements	1,139	32	2,152	59	3,291	91	4,086	116
Roof replacements	298	8	358	10	656	18	1,084	31
Site improvements	398	11	1,682	47	2,080	58	3,360	95
Apartment upgrades	1,379	38	4,352	120	5,731	158	10,923	309
Appliances	1,204	33	-	-	1,204	33	1,795	51
Carpeting/flooring	1,999	55	939	26	2,938	81	3,709	105
HVAC/mechanicals	642	18	1,619	45	2,261	63	2,892	82
Miscellaneous	175	5	-	-	175	5	478	14
Totals	$7,234	$200	$11,136	$308	$18,370	$508	$28,874	$818

(a)      Calculated using the weighted average number of units owned, including 35,360 core units, and 2008 acquisition units of 813 for the three months ended September 30, 2009; and 35,360 core units for the three months ended September 30, 2008.

	For the nine months ended September 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
New buildings	$-	$-	$630	$17	$630	$17	$1,767	$50
Major building improvements	3,418	94	6,193	172	9,611	266	10,917	309
Roof replacements	895	25	1,198	33	2,093	58	3,133	89
Site improvements	1,194	33	2,577	71	3,771	104	6,024	170
Apartment upgrades	4,367	121	13,149	363	17,516	484	23,510	665
Appliances	3,371	93	34	1	3,405	94	4,210	119
Carpeting/flooring	5,996	166	2,047	56	8,043	222	8,727	247
HVAC/mechanicals	1,926	53	4,301	119	6,227	172	8,145	230
Miscellaneous	537	15	908	25	1,445	40	1,919	54
Totals	$21,704	$600	$31,037	$857	$52,741	$1,457	$68,352	$1,933

(b)      Calculated using the weighted average number of units owned, including 35,360 core units, and 2008 acquisition units of 813 for the nine months ended September 30, 2009; and 35,360 core units for the nine months ended September 30, 2008.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended September 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(c)	Cap Ex	Unit(c)	Improvements	Unit(c)	Improvements	Unit(c)
Core Communities	$7,072	$200	$10,128	$286	$17,200	$486	$28,874	$818
2008 Acquisition Communities	162	200	1,008	1,240	1,170	1,440	-	-
Sub-total	7,234	200	11,136	308	18,370	508	28,874	818
2009 Disposed Communities	-	-	-	-	-	-	683	922
2008 Disposed Communities	-	-	-	-	-	-	230	366
Corporate office expenditures(1)	-	-	-	-	464	-	738	-
Totals	$7,234	$200	$11,136	$308	$18,834	$508	$30,525	$811

(1)      No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(c)      Calculated using the weighted average number of units owned, including 35,360 core units, and 2008 acquisition units of 813 for the three months ended September 30, 2009; and 35,360 core units, 2009 disposed units of 741 and 2008 disposed units of 629 for the three months ended September 30, 2008.

	For the nine months ended September 30,
	2009						2008
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(d)	Cap Ex	Unit(d)	Improvements	Unit(d)	Improvements	Unit(d)
Core Communities	$21,216	$600	$29,087	$823	$50,303	$1,423	$68,352	$1,933
2008 Acquisition Communities	488	600	1,950	2,399	2,438	2,999	-	-
Sub-total	21,704	600	31,037	857	52,741	1,457	68,352	1,933
2009 Disposed Communities	49	600	126	1,549	175	2,149	1,677	2,263
2008 Disposed Communities	-	-	-	-	-	-	973	1,380
Corporate office expenditures(1)	-	-	-	-	1,226	-	2,926	-
Totals	$21,753	$600	$31,163	$860	$54,142	$1,460	$73,928	$1,929

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(d)
Calculated using the weighted average number of units owned, including 35,360 core units, 2008 acquisition units of 813 and 2009 disposed units of 81 for the nine months ended September 30, 2009; and 35,360 core units, 2009 disposed units of 741 and 2008 disposed units of 705 for the nine months ended September 30, 2008.

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

Summary of Core Properties

The Company had 104 apartment communities with 35,360 units which were owned during the three and nine months ended September 30, 2009 and 2008 (the "Core Properties").  The Company has acquired/developed an additional three apartment communities with 1,029 units during 2009 and 2008 (the "Acquisition Communities").  During 2009, the Company disposed of three apartment communities with a total of 741 units, which had partial results for 2009 and full year results for 2008 (the "2009 Disposed Communities").  During 2008, the Company disposed of fifteen apartment communities with a total of 1,227 units, which had partial results for 2008 (the "2008 Disposed Communities").  The results of these disposed properties have been classified as discontinued operations and are not included in the table below.

The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three and nine months ended September 30, 2009.  In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income for Core Properties is as follows:
	__________________Three Months_______________					________________Nine Months______________
	2009	2008	$ Change		% Change	2009	2008	$ Change		% Change
Rent	$112,592	$113,066	$	(474)	(0.4%)	$338,153	$336,687		$1,466	0.4%
Utility recovery revenue	3,468	3,444		24	0.7%	14,395	14,637		(242)	(1.7%)
Rent including recoveries	116,060	116,510		(450)	(0.4%)	352,548	351,324		1,224	0.3%
Property other income	5,559	5,392		167	3.1%	15,656	15,417		239	1.6%
Total revenue	121,619	121,902		(283)	(0.2%)	368,204	366,741		1,463	0.4%
Operating and maintenance	(49,613)	(49,529)		(84)	(0.2%)	(153,623)	(151,290)		(2,333)	(1.5%)
Net operating income	$72,006	$72,373	$	(367)	(0.5%)	$214,581	$215,451	$	(870)	(0.4%)

A summary of the net operating income for the Company as a whole is as follows:
	__________________Three Months_______________				________________Nine Months______________
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Rent	$116,996	$114,791	$2,205	1.9%	$351,296	$341,762	$9,534	2.8%
Utility recovery revenue	3,555	3,451	104	3.0%	14,652	14,661	(9)	(0.1%)
Rent including recoveries	120,551	118,242	2,309	2.0%	365,948	356,423	9,525	2.7%
Property other income	5,733	5,531	202	3.7%	16,059	15,979	80	0.5%
Total revenue	126,284	123,773	2,511	2.0%	382,007	372,402	9,605	2.6%
Operating and maintenance	(51,959)	(50,998)	(961)	(1.9%)	(160,734)	(154,805)	(5,929)	(3.8%)
Net operating income	$74,325	$72,775	$1,550	2.1%	$221,273	$217,597	$3,676	1.7%

Comparison of three months ended September 30, 2009 to the same period in 2008

Of the $2,205 increase in rental income, $2,591 is attributable to the Acquired Communities, $88 is attributable to the consolidation of the VIE, offset by a $474 decrease from the Core Properties, as the result of a decrease of 0.5% in weighted average rental rates partially offset by a 0.1% increase in economic occupancy from 93.6% to 93.7%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $104 increase in utility recovery revenue, $80 is attributable to the Acquired Communities, and $24 is attributable to the Core Properties.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $202.  Of this increase, $35 is attributable to the Acquired Communities, and $167 is attributable to the Core Properties resulting primarily from increases in cable revenue.

Of the $961 increase in operating and maintenance expenses, $1,124 is attributable to the Acquired Communities and $84 is attributable to the Core Properties; partially offset by a $247 decrease that is attributable to the consolidation of the VIE reflecting a decrease in repairs and maintenance expenses from 2008.  The increase in Core Properties is primarily due to increases in personnel and real estate taxes, partially offset by decreases in natural gas heating costs, repairs and maintenance expense, property insurance expense and property management G&A.

Natural gas heating costs were down $273, or 15.1% from a year ago due to a combination of lower commodity rates and decreased consumption.  For the third quarter 2009 our natural gas weighted average cost was $7.86 per decatherm, compared to $9.05 per decatherm for the 2008 period, a 13.1% decrease.

Repairs & maintenance decreased $374, or 4.2%, primarily due to the 2009 period including $214 in recoveries from insurance claims compared to no recoveries in 2008.  Without the impacts of the insurance recoveries, the recurring repairs & maintenance expenses decreased $160, or 1.8%, which reflects cost savings realized through the rebidding of selected service contracts resulting in reduced rates in this more competitive economic environment.

Personnel costs increased $726, or 6.6%, primarily due to a reduction in expense of $242 in 2008 as a result of health insurance reserve adjustments.  Without the impacts of the insurance reserve adjustment, personnel costs increased $484, or 4.4%.

Property insurance decreased by $649, or 22.5%, including a net reduction in expense from decreasing the reserve in 2009 by $106 compared to a reserve increase adjustment in 2008 of $81.  The remaining decrease before the reserve adjustments was $462, or 16.0%, which primarily reflects a timing variance of the aggregate retention amount for the twelve month policy period ending October 31, 2009.  Losses during the first few months of the policy period starting November 1, 2008 resulted in higher expenses as a large part of the self insurance retention of the policy ended up being front loaded.  The second and third quarters of 2009 resulted in lower expense, as loss occurrences were subject to a much smaller deductible.

Real estate taxes increased $686, or 6.0%, primarily due to 2008 including $249 in tax reassessments and refunds compared to none in 2009. After removing the effects of refunds and reassessments, real estate taxes were up $437, or 3.9%.

General and administrative expenses increased in 2009 by $154, or 2.6%.  General and administrative expenses as a percentage of total revenues were 4.9% for 2009 as compared to 4.7% for 2008.  The incentive bonus is down $421, or 64.6%, as compared to 2008, which reflects the decrease in the Company’s operating performance as compared to the prior year.  Stock based compensation expenses were up $706 in 2009 as compared to 2008, due in part to the change in estimated forfeitures from the 2004 grant year and the impact of the prescribed changes in vesting period determination that took effect in 2006.  In addition the company recorded $148 in nonrecurring severance costs in the 2009 period.

Interest expense increased by $836, or 2.8% in 2009 primarily as a result of interest expense on the new debt of the Acquisition Communities, partially offset by higher capitalized interest in connection with increased development levels in 2009 as compared to 2008, and lower interest on the Senior Notes as a result of the $60,000 face value extinguishment in the fourth quarter 2008.

Depreciation and amortization expense increased $2,027, or 7.2% due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the three months ended September 30, 2009 are the residual operating results of the 2009 Disposed Communities.  Included in discontinued operations for the three months ended September 30, 2008 are the operating results of the 2009 and 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Comparison of nine months ended September 30, 2009 to the same period in 2008

Of the $9,534 increase in rental income, $8,011 is attributable to the Acquired Communities, $57 is attributable to the consolidation of the VIE and $1,466 is from the Core Properties, as the result of an increase of 0.6% in weighted average rental rates, partially offset by a 0.2% decrease in economic occupancy from 93.8% to 93.6%.  Of the $9 decrease in utility recovery revenue, an increase of $233 is attributable to the Acquired Communities, offset by a $242 decrease to the Core Properties.  The lower utility recovery revenue in 2009 is due primarily to warmer than normal temperatures compared to cooler temperatures in the spring of 2008, leading to decreased energy consumption and lower heat billed through to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $80.  Of this increase, a $159 decrease is attributable to the Acquired Communities, which realized $473 of nonrecurring commercial revenues in the 2008 period; offset by a $239 increase in Core Properties resulting primarily from increases in laundry, pet charges, and remarketing fees.

Interest income decreased $141 due to a lower level of invested excess cash on hand and lower interest rates as compared to the prior year.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased by $89.  This is due to an increase in post closing consultation fees recognized between periods in connection with property dispositions.

Of the $5,929 increase in operating and maintenance expenses, $3,383 is attributable to the Acquired Communities and $213 is attributable to the consolidation of the VIE reflecting a nonrecurring property tax refund of $389 that occurred in 2008 offset by a reduction in repairs and maintenance expenses in 2009.  The balance, a $2,333 increase is attributable to the Core Properties and is primarily due to increases in repairs & maintenance, personnel and real estate taxes, partially offset by decreases in advertising, property insurance expense, and property management general & administrative costs.

Repairs & maintenance increased $634, or 2.9%, primarily due to the 2008 period including $861 in recoveries from insurance claims compared to $417 in the current period.  Without the impacts of the insurance recoveries, the recurring repairs & maintenance expenses increased only $190, or 0.9%.

Personnel expense increased $2,047, or 6.1% primarily due to an increase to workers compensation self-insurance reserves in the 2009 period of $639, compared to a reserve decrease of $242 in the 2008 period, making the increase before reserve adjustments $1,166, or 3.5%.

Property insurance decreased by $2,026, or 23.8%, due to the current period including a reserve reduction of $745, compared to an $81 reserve adjustment in 2008.  In the 2009 period the Company also realized the benefit of $483 in subrogation counterclaims settled for several prior property losses.  The remaining decrease before the reserve and counterclaim settlement adjustments was $1,200, or 14.1%, which primarily reflects a decrease in the property insurance cost due to a lower deductible in the 2009 period.

Real estate taxes were up $1,724, or 5.1%, including the benefit of $635 in tax reassessment refunds in 2009 compared to $249 in 2008.  After removing the effects of refunds, real estate taxes were up $2,110, or 6.3%.

Property management general and administrative costs decreased $644, or 5.7%, primarily due to staff reductions and lower performance-based compensation.

General and administrative expenses decreased in 2009 by $546, or 2.9%.  General and administrative expenses as a percentage of total revenues were 4.8% for 2009 as compared to 4.9% for 2008.  The incentive bonus is down $1,756, or 67.6%, as compared to 2008, which reflects the decrease in the Company’s operating performance as compared to the prior year.  Stock based compensation expenses were up $1,160 in 2009 as compared to 2008, due in part to the change in estimated forfeitures from the 2004 grant year and the impact of the prescribed changes in vesting period determination that took effect in 2006.  In addition, the Company recorded $606 in nonrecurring severance costs in the 2009 period.

Interest expense increased by $2,833, or 3.2% in 2009 primarily as a result of interest expense on the new debt of the Acquisition Communities, partially offset by higher capitalized interest in connection with increased development levels in 2009 as compared to 2008, and lower interest on the Senior Notes as a result of the $60,000 face value extinguishment in the fourth quarter 2008.

Depreciation and amortization expense increased $7,002, or 8.4%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Included in discontinued operations for the nine months ended September 30, 2009 are the operating results of the 2009 Disposed Communities.  Included in discontinued operations for the nine months ended September 30, 2008 are the operating results of the 2009 and 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

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

FFO and FFO as adjusted fall within the definition of "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of these measures provide useful information to investors.  Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO and FFO as adjusted should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein.  Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO as adjusted can help one compare the operating performance of a company's real estate between periods or as compared to different companies.  In addition, FFO as adjusted by the Company ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment. The Company also uses these measures to compare its performance to that of its peer group.  FFO and FFO as adjusted does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.  Neither FFO nor FFO as adjusted should be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands):

	Three Months		Nine Months
	2009	2008	2009	2008
Net income attributable to common shareholders	$5,264	$6,839	$22,186	$40,942
Real property depreciation and amortization	29,712	28,666	88,763	84,824
Noncontrolling interest	1,956	2,818	8,375	17,055
Loss (gain) on disposition of property	22	-	(13,471)	(29,848)
FFO – Basic and Diluted, as defined by NAREIT	36,954	38,323	105,853	112,973
Loss from early extinguishment of debt in connection with sale of real estate	-	-	4,927	1,384
FFO – Basic and Diluted, as adjusted by the Company	$36,954	$38,323	$110,780	$114,357
Weighted average common shares/units outstanding (1):
Basic	45,243.0	45,049.0	45,220.8	45,221.7
Diluted	45,361.9	45,559.9	45,284.7	45,664.3

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

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

Economic Conditions

Substantially all of the leases at the Company’s apartment communities are for a term of one year or less, which enables the Company to seek increased rents upon renewal of existing leases or commencement of new leases.  In response to the current economic climate, the Company may also elect to hold or slightly reduce rents in order to remain competitive and retain occupancy in certain markets.  These short-term leases minimize the potential adverse effect of inflation or deflation on rental income, although residents may leave without penalty at the end of their lease terms and may do so if rents are increased significantly.

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times.  Starting in 2001 and continuing into 2004 many regions of the United States had experienced varying degrees of economic recession and certain recessionary trends, such as a temporary reduction in occupancy and reduced pricing power limiting the ability to aggressively raise rents.  Starting in the second half of 2004 and continuing into 2007, the Company saw a reversal of these recessionary trends.  However, throughout 2008 and continuing into 2009, the sub-prime issue put significant pressure on the mortgage lending industry.  This led to problems in the financial system which developed into the worst recession since the Great Depression.  The credit markets tightened, consumer confidence plunged and unemployment soared.  The Company has continued to receive favorable financing at market rates of interest.  Its physical occupancy at 95% in 2008 and 2009 was the highest it has been since 2000 and financial performance continued strong.  However, a recessionary economy and increasing job losses typically slow household formations which could affect occupancy and decrease the Company's ability to raise rents.  In light of this, the Company will continue to review our business strategy throughout the year.  However, we believe that given our B property type and the geographic regions in which we are located, the Company's financial performance will be affected less negatively than its peers.

Declaration of Dividend

On October 28, 2009, the Board of Directors approved a dividend of $0.67 per share on the Company’s common stock for the quarter ended September 30, 2009.  This is the equivalent of an annual distribution of $2.68 per share.  The dividend is payable November 24, 2009 to shareholders of record on November 12, 2009.

Contingency

The Company is not a party to any legal proceedings which are expected to have a material adverse effect on the Company's liquidity, financial position or results of operations.  The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability and property insurance.  Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

Recently Adopted and Recently Issued Accounting Standards

Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to Consolidated Financial Statements, Note 3.

HOME PROPERTIES, INC.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk.  At September 30, 2009 and December 31, 2008, approximately 93% and 95%, respectively, of the Company's debt bore interest at fixed rates.  At September 30, 2009 and December 31, 2008, approximately 87% and 89%, respectively, of the Company's debt was secured and bore interest at fixed rates.  The secured fixed rate debt had weighted average maturities of approximately 5 years for both periods and a weighted average interest rate of 5.78% and 5.77% at September 30, 2009 and December 31, 2008, respectively.  The remainder of the Company's secured debt bore interest at variable rates with a weighted average maturity of approximately 10 and 13 years as of September 30, 2009 and December 31, 2008, respectively, and a weighted average interest rate of 2.56% and 2.02%, at September 30, 2009 and December 31, 2008, respectively.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  The Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

At September 30, 2009 and December 31, 2008, the fair value of the Company's fixed and variable rate secured debt amounted to a liability of $2.19 billion and $2.08 billion, respectively, compared to its carrying amount of $2.14 billion and $2.11 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at September 30, 2009 would have changed the fair value of the Company's fixed and variable rate secured debt to a liability of $2.11 billion.  At September 30, 2009 and December 31, 2008, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.39 billion and $2.26 billion, respectively, compared to its carrying amount of $2.35 billion and $2.32 billion, respectively.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap or cap rate positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2009, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of September 30, 2009, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1A.                      RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes in these risk factors during the nine months ended September 30, 2009 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2008, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the first six months of 2009, the Company did not repurchase any shares under the Company Program.  The following table summarizes the total number of shares/units repurchased by the Company during the three months ended September 30, 2009:

				Maximum
	Total	Average	Total shares/units	shares/units
	shares/units	price per	purchased as part of	available under
Period	purchased(1)	share/unit	Company Program	Company Program

Balance July 1, 2009:				2,291,160
July 2009	-	-	-	2,291,160
August 2009	5,155	$40.07	-	2,291,160
September 2009	-	-	-	2,291,160
Total Third Quarter 2009	5,155	$40.07	-	2,291,160

(1)
During the three months ended September 30, 2009, and as permitted by the Company's stock option plans, 5,155 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise.  These shares were returned to the status of authorized but unissued shares.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amendment No. 102 to Second Amended and Restated Agreement of Limited Partnership
Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

  *Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	November 6, 2009

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	November 6, 2009

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer