Form 10-K
period 2009-12-31
HOME PROPERTIES INC
filed 2010-02-26
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☑	No	☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☑

The aggregate market value of the 32,321,773 shares of common stock held by non-affiliates was $1,102,172,459 based on the closing sale price of $34.10 per share on the New York Stock Exchange on June 30, 2009.

As of February 19, 2010, there were 34,966,801 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2010	Part III

HOME PROPERTIES, INC.

PART I

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward-Looking Statements" on Page 51 of this Form 10-K.

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

The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership and a management company – Home Properties Resident Services, Inc. ("HPRS"), which is a Maryland corporation.  At December 31, 2009, the Company held 74.7% (71.7% at December 31, 2008) of the limited partnership units in the Operating Partnership ("UPREIT Units").

Home Properties, through its affiliates described above, as of December 31, 2009, operated 107 communities with 36,947 apartment units. Of these, 35,797 units in 105 communities are owned outright (the "Owned Properties"), 868 units in one community are managed and partially owned by the Company as general partner, and 282 units in one community are managed for other owners (collectively, the "Managed Properties").

The Owned Properties and the Managed Properties (collectively, the "Properties") are concentrated in the following market areas:

	Apts.	Apts. Managed As	Apts.	Apt.
Market Area	Owned	General Partner	Fee Managed	Totals
Suburban Washington, D.C.	9,333	-	-	9,333
Baltimore, MD	7,814	-	282	8,096
Suburban New York City	6,967	-	-	6,967
Philadelphia, PA	5,603	-	-	5,603
Boston, MA	2,382	-	-	2,382
Chicago, IL	2,242	-	-	2,242
Southeast Florida	836	-	-	836
Portland, ME	620	-	-	620
Columbus, OH	-	868	-	868
Total Number of Units	35,797	868	282	36,947
Total Number of Communities	105	1	1	107

The Company's mission is to maximize long-term shareholder value by acquiring, repositioning, developing and managing market-rate apartment communities while enhancing the quality of life for its residents and providing employees with opportunities for growth and accomplishment.  Our vision is to be a prominent owner and manager of market-rate apartment communities, located in selected high barrier, high growth, East Coast markets.  The areas we have targeted for growth are the suburbs of Baltimore, Boston, New York City, Philadelphia and Washington, D.C.  We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

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

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership.  On December 31, 2009, it held a 74.7% partnership interest in the Operating Partnership comprised of: 1) a 1.0% interest as sole general partner; and 2) a 73.7% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  The holders of the remaining 25.3% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers and directors of the Company.

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

HPRS is wholly owned by the Operating Partnership, and as a result, the accompanying consolidated financial statements include the accounts of both companies.  HPRS is a taxable REIT subsidiary under the Tax Relief Extension Act of 1999.

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

Operating Strategies

The Company will continue to focus on enhancing long-term investment returns by:  (i) developing new apartments and acquiring apartment communities and repositioning those apartment communities for long-term growth at prices that provide a positive spread over the Company's long-term cost of capital; (ii) recycling assets by disposing of properties in low growth markets and those that have reached their potential or are less efficient to operate due to size or remote location; (iii) balancing its decentralized property management philosophy with the efficiencies of centralized support functions and accountability including rent optimization and volume purchasing; (iv) enhancing the quality of living for the Company's residents by improving the service and physical amenities available at each community every year; (v) adopting new technology so that the time and cost spent on administration can be minimized while the time spent attracting and serving residents can be maximized; (vi) continuing to utilize its written "Pledge" of customer satisfaction that is the foundation on which the Company has built its brand recognition; and (vii) focusing on reducing expenses while constantly improving the level of service to residents.  Due to current economic conditions, in the short term, the Company does not anticipate adding any new development projects to its pipeline in 2010.

The Company has a strategy of acquiring and repositioning mature C to B- apartment properties.  Since its 1994 IPO, the Company has acquired and repositioned 197 communities, containing more than 54,000 units.  The rehabilitation and revitalization process requires a minimum 10% return on repositioning investments.  It is expected that capital expenditures on repositioning investments will increase from 2009 levels, but remain below the Company’s historic levels as potential residents may not prefer an upgraded apartment at a higher monthly rent in this current economic environment.  Fewer capital expenditures will enable the Company to preserve capital.  Extensive experience and expertise in repositioning has helped the Company build significant internal design and construction management skills.   The complete repositioning of a community can take place over a five to seven year period.  The comprehensive process typically begins with improvements in landscaping, signage and common areas.  Exterior improvements increase curb appeal and marketability of the property.  Deferred maintenance is corrected which can include new HVAC systems, roofs, balconies and windows.  At many properties, community centers and swimming pools are added or upgraded.  Apartment interiors are renovated when residents move out, with the most significant investments made in upgrading kitchens and baths.  Complete remodeling of dated kitchens and bathrooms typically include new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets.  It may include the removal of kitchen walls to open up the living area.  Where feasible, in-unit washers and dryers are added.   Repositioning efforts upgrade properties that were C to B- level when acquired to the B to B+ level, which, over time, significantly increases the property's rental income, net operating income and market value.

Acquisition and Sale Strategies

The Company's strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that have significant barriers to new construction, limited new apartment supply, easy access to the Company's headquarters and enough apartments available for acquisition to achieve a critical mass.  Targeted markets also possess other characteristics, including acquisition opportunities below replacement costs, a mature housing stock, high average single-family home prices, a favorable supply/demand relationship, stable or moderate job growth, reduced vulnerability to economic downturns and large prime renter populations including immigrants, young adults in their twenties and early thirties, and seniors over age 55.  The Company currently expects that its growth will be focused primarily within suburban sub-markets of selected metropolitan areas within the Northeast and Mid-Atlantic regions of the United States where it has already established a presence.  The largest metropolitan areas the Company will focus on include Baltimore, Boston, New York City, Philadelphia and Washington, D.C.  The Company may expand into new markets that possess the characteristics described above although it has no current plans to do so.  Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties.  The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios.  It may also consider strategic investments in other apartment companies, as well as strategic alliances, such as joint ventures.  The Company did not target any acquisitions in 2009.  The Company now believes that it will have the opportunity to make acquisitions during 2010 and has projected $100 to $150 million in purchases for the year.

During 2009, the Company completed the sale of five communities with a total of 1,333 units for an aggregate consideration of $108.3 million, at a weighted average expected first-year capitalization rate of 7.8%.  Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income (“NOI”) less a 3% management fee into a single present value.  NOI is defined by the Company as rental income and property other income less operating and maintenance expenses.  The Company used the net proceeds from those properties of approximately $64.6 million, which were expected to produce a weighted average unleveraged internal rate of return ("IRR") of 6.2%, to pay down debt.  IRR is defined as the discount rate at which the present value of the future cash flows of the investment is equal to the cost of the investment.

The Company has not specifically targeted additional communities for sale in 2010 but will continue to evaluate the sale of  its communities.  Typically, a property will be targeted for sale if management is of the opinion that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.

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

Specific to 2009, and in response to the constrictions in the credit market, the Company pursued certain initiatives as follows:  1) The Company replaced the $140 million existing unsecured line of credit with a new $175 million facility which matures August 31, 2011.  Pricing was more expensive, and moved from interest at 0.75% over the one-month LIBOR to a spread today of 3.00% with a LIBOR floor of 1.5%.  In addition, up-front and on-going fees add another approximate 75 basis points to pricing.  2) During 2009, the Company had increased the level of the value of unencumbered properties in relationship to the total property portfolio from 19% to 20%.  This higher level adds flexibility, allowing the Company to place secured financing on unencumbered assets if desired.  3) The Company benefits from its multifamily focus as the Government Sponsored Enterprises ("GSEs") Fannie Mae and Freddie Mac are still very active lending to apartment owners.  The Company refinanced debt maturing in 2010 early, reducing the level of secured loans maturing in 2010 from $334 million to $146 million.  4)  The Company initiated an At-The-Market (“ATM”) equity offering program through which it may sell up to 3.7 million shares of common stock, not to exceed $150 million of gross proceeds.  Including trades which closed the first few days of January, 2010, the Company issued 1,041,200 shares generating net proceeds of $47 million.

For 2010, plans include increasing the level of the value of unencumbered properties to over 21% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly less than the level at December 31, 2009 and issuing the remainder of the dollar value authorized under the ATM program at levels above NAV.

On December 31, 2009, the Company's debt was approximately $2.3 billion and the debt-to-total market capitalization ratio was 51.1% based on the year-end closing price of the Company's common stock of $47.71.  The weighted average interest rate on the Company's mortgage debt as of December 31, 2009 was 5.6% and the weighted average maturity was approximately five and one-half years.  Debt maturities are staggered, ranging from May 2010, through November 2034.  As of December 31, 2009, the Company had an unsecured line of credit facility from M&T Bank (acting as lead bank) of $175 million.  This facility is available for acquisition and other corporate purposes and bears interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%.  The one-month LIBOR was 0.23% at December 31, 2009 resulting in an effective rate of 4.75% for the Company.  As of December 31, 2009, there was $53.5 million outstanding on the line of credit.

Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions.  During 2007, the Company issued $36.3 million worth of UPREIT Units as partial consideration for three acquired properties.  During 2008 and 2009, no UPREIT Units were used as consideration for acquired properties.  It is difficult to predict the level of demand from sellers for this type of transaction.  In periods when the Company's stock price is trading at a discount to estimated NAV, it is unlikely that management would engage in UPREIT transactions.

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

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company can repurchase shares of its outstanding common stock and UPREIT Units.  Shares or units may be repurchased through the open market or in privately-negotiated transactions.  The Company's strategy is to opportunistically repurchase shares at a discount to its underlying NAV, thereby continuing to build value for long-term shareholders.  At December 31, 2009, there was approval remaining to purchase 2,291,160 shares.  The 2010 guidance assumes no additional share repurchases.

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

Market Environment

The markets in which Home Properties operates could be characterized long term as stable, with moderate levels of job growth.  During 2009 and expected to continue through 2010, many regions of the United States are experiencing varying degrees of economic recession resulting in negative job growth for both the country as a whole and the Company's markets.

For 2007, the Company's markets experienced slightly stronger job growth of 1.0% compared to 0.9% for the country.  With the current recession which started in  2008, job losses became the norm.  The Company's markets still compare favorably for 2009 with job losses of 2.1% compared to 3.6% for the country.  In addition, the unemployment rate for the Company's markets of 8.1% trails the country average of 9.7%.  The Northern VA/DC market stands out for the Company as it experienced only slightly negative job growth of 0.5% for 2009, with one of the lowest unemployment rates of 6.2% at December 31, 2009.  This market represents 26.1% of the total apartment unit count and produces 29.2% of the property NOI.  These two favorable comparisons help explain why the Company's markets helped the Company outperform all of its public company multifamily peers on a measurement of same store NOI in 2009,  and is expected to be at the top for this measurement in 2010.  The information on the "Market Demographics and Multifamily Supply and Demand" tables on Pages 8 and 9 were compiled by the Company from the sources indicated on the tables.  The methods used include estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate.  There can also be no assurance that the historical information included on the table will be consistent with future trends.

New construction in the Company's markets is low relative to the existing multifamily housing stock and compared to other regions of the country.  In 2009, Home Properties' markets represented 27.4% of the total estimated existing U.S. multifamily housing stock, but only 17.0% of the country's estimated new supply of multifamily housing units.

An analysis of multifamily supply compared to multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium.  The fourth to last column in the "Multifamily Supply and Demand" table on Page 9 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company's markets and the United States. In our 2007 report, this percentage was more favorable for the Company at 57% compared to 111% for the country. This suggested that in the Company’s markets, new supply was meeting only 57% of the estimated new demand, versus the country where new supply was in excess of estimated new demand.    In 2009, job losses have reduced household formations, resulting in both the Company's markets and the country experiencing reduced demand.  Fortunately, new supply has also gone down during 2009, but at a much smaller pace than reduced demand.  The comparison of this metric is still favorable for the Company’s markets relative to the country, with reduced supply equal to 15.4% of reduced demand for the Company versus reduced supply of only 4.0% of reduced demand for the entire United States.

Market Demographics
			December	December			2009
			Job	Job			Multifamily
			Growth	Growth		2009	Units as a %	2009
	% of	2009	Trailing	Trailing	December	Median	of Total	Multifamily
	Owned	Number of	12 Months	12 Months	Unemployment	Home	Housing Units	Housing
MSA Market Area	Units	Households	% Change	Actual	Rate	Value	Stock (4)	Stock (5)

Northern VA/DC	26.1%	2,024,798	(0.5%)	(15,700)	6.2%	$365,988	31.0%	667,471
Baltimore, MD	21.8%	1,029,371	(1.8%)	(24,200)	7.6%	275,345	22.2%	246,226
Suburban New York City (1)	19.5%	6,823,897	(1.7%)	(150,400)	9.2%	411,078	45.0%	3,310,802
Eastern PA (2)	15.6%	2,536,067	(2.5%)	(80,000)	9.1%	210,785	19.2%	523,761
Boston, MA	6.7%	1,727,074	(1.4%)	(34,800)	8.2%	349,713	33.2%	603,869
Chicago, IL	6.3%	3,452,213	(4.1%)	(182,300)	10.6%	239,850	32.4%	1,205,855
Southeast Florida (3)	2.3%	2,063,242	(2.3%)	(53,000)	10.9%	256,618	42.2%	1,010,398
Portland, ME	1.7%	211,560	(2.7%)	(5,300)	6.7%	223,334	17.0%	43,237
Home Properties Markets	100.0%	19,868,222	(2.1%)	(545,700)	8.1%	$316,677	35.3%	7,611,619
United States		115,306,103	(3.6%)	(4,823,000)	9.7%	$172,352	21.6%	27,781,347

(1)	Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA MSA.
(2)	Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD MSA & Allentown-Bethlehem-Easton PA-NJ MSA.
(3)	Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL MSA.
(4)	Based on Claritas 2009 estimates calculated from the 2000 U.S. Census figures.
(5)	2009 Multifamily Housing Stock is from Claritas estimates based on the 2000 U.S. Census.

Sources:  Bureau of Labor Statistics (BLS); Claritas, Inc.; US Census Bureau - Manufacturing & Construction Div.
Data collected is data available as of February 5, 2010 and in some cases may be preliminary.
BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.
Claritas, Inc. is a leading provider of precision marketing solutions and related products/services.
U.S. Census Bureau's parent federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Multifamily Supply and Demand
					Estimated	Estimated
				Estimated	Net New	Net New
	Estimated		Estimated	2009	Multifamily	Multifamily
	2009	Estimated	2009	New	Supply as a	Supply as a		Expected
	New	2009	Net New	Multifamily	% of New	% of	Expected	Excess
	Supply of	Multifamily	Multifamily	Household	Multifamily	Multifamily	Excess	Revenue
MSA Market Area	Multifamily (6)	Obsolescence (7)	Supply (8)	Demand (9)	Demand	Stock	Demand (10)	Growth (11)

Northern VA/DC	2,708	3,337	(629)	(3,246)	19.4%	(0.1%)	(2,617)	(0.4%)
Baltimore, MD	1,814	1,231	583	(3,583)	(16.3%)	0.2%	(4,166)	(1.7%)
Suburban New York City (1)	8,029	16,554	(8,525)	(45,143)	18.9%	(0.3%)	(36,618)	(1.1%)
Eastern PA (2)	1,913	2,619	(706)	(10,245)	6.9%	(0.1%)	(9,539)	(1.8%)
Boston, MA	1,950	3,019	(1,069)	(7,706)	13.9%	(0.2%)	(6,637)	(1.1%)
Chicago, IL	1,379	6,029	(4,650)	(39,396)	11.8%	(0.4%)	(34,746)	(2.9%)
Southeast Florida (3)	1,074	5,052	(3,978)	(14,918)	26.7%	(0.4%)	(10,940)	(1.1%)
Portland, ME	10	216	(206)	(601)	34.3%	(0.5%)	(395)	(0.9%)
Home Properties Markets	18,877	38,057	(19,180)	(124,838)	15.4%	(0.3%)	(105,658)	(1.4%)
United States	111,359	138,907	(27,548)	(694,859)	4.0%	(0.1%)	(667,311)	(2.4%)
(1)-(5) see footnotes prior page

(6)
Estimated 2009 New Supply of Multifamily = Multifamily permits (2009 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(7)	Estimated 2009 Multifamily Obsolescence = 0.5% of Estimated 2009 Multifamily Housing Stock.
(8)	Estimated 2009 Net New Multifamily Supply = Estimated 2009 New Supply of Multifamily - Estimated 2009 Multifamily Obsolescence.
(9)
Estimated 2009 New Multifamily Household Demand = Trailing 12 month job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2008-12/31/2009) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Claritas estimates).

(10)	Expected Excess Demand = Estimated 2009 New Multifamily Household Demand - Estimated 2009 Net New Multifamily Supply.
(11)
Expected Excess Revenue Growth = Expected Excess Demand divided by 2009 Multifamily Housing Stock.  This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

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

Available Information

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are electronically filed with the Securities and Exchange Commission ("SEC").  The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549-2521.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  The SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which are available without charge.

Company Web Site

The Company maintains an Internet Web site at www.homeproperties.com.  The Company provides free-of-charge access to its reports filed with the SEC, and any amendments thereto, through this Web site.  These reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC and are found under "Investors/SEC Filings."  In addition, paper copies of annual and periodic reports filed with the SEC may be obtained at no charge by contacting the Corporate Secretary, Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

Current copies of the Company's Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and Charters for the Audit, Compensation, Corporate Governance/Nominating and Real Estate Investment Committees of the Board of Directors are also available on the Company's Web site under the heading "Investors/Corporate Overview/Governance Documents Highlights."  Copies of these documents are also available at no charge upon request addressed to the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

The reference to our Web site does not incorporate by reference the information contained in the Web site and such information should not be considered a part of this report.

Item 1A.  Risk Factors

As used in this section, references to "we" or "us" or "our" refer to the Company, the Operating Partnership, and HPRS, taken as a whole.

Our business is subject to uncertainties and risks.  Please carefully consider the risk factors described below, which apply to Home Properties, the Operating Partnership, and HPRS, in addition to other risks and factors set forth elsewhere in this Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or prospects.  The risk factors we describe contain or refer to certain forward-looking statements.  You should review the explanation of the limitations of forward-looking statements contained in the section entitled “Forward-Looking Statements” on Page 51 of this Form 10-K.

Real Estate Investment Risks

We are subject to risks that are part of owning residential real estate.

Real property investments are subject to varying degrees of risk.  If our communities do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our cash flow and ability to make distributions to our stockholders will be adversely affected.  A multifamily apartment community's revenues and value may be adversely affected by general economic conditions (including unemployment); local economic conditions; local real estate considerations (such as oversupply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from the investment.

We depend on rental income for cash flow to pay expenses and make distributions.

We are dependent on rental income from our multifamily properties to pay operating expenses, debt service and capital expenditures, and in order to generate cash to enable us to make distributions to our stockholders.  If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of the region or otherwise, to pay their rental obligations, our ability to make expected distributions will be adversely affected.  In addition, the weather and other factors outside of our control can result in an increase in the operating expenses for which we are responsible.

The current economic crisis might negatively impact our occupancy rates, our residents' ability to pay rent and our ability to raise rents.

In 2008, 2009 and continuing into 2010, problems in the financial system have caused consumer confidence to plunge and unemployment to soar.  Increasing job losses typically slow household formations, which could affect occupancy.  In addition, continued job losses and weak economic conditions might negatively impact our current residents' ability to pay rent and would likely continue to impact our ability to raise rents.

Attractive acquisitions may not be available and acquisitions we may be able to make may fail to meet expectations.

In 2010, we plan to selectively acquire apartment communities that meet our investment criteria.  We expect that other real estate investors, including insurance companies, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties.  This competition could increase prices for properties of the type we would likely pursue and adversely affect our growth and profitability.  If we are able to make acquisitions, there are risks that those acquisitions will fail to meet our expectations.  Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to operate an acquired property as originally intended may prove to be inaccurate.

Real estate investments are relatively illiquid, and we may not be able to respond to changing conditions quickly.

Real estate investments are relatively illiquid and, therefore, we have limited ability to adjust our portfolio quickly in response to changes in economic or other conditions.  In addition, the prohibition in the Internal Revenue Code (the "Code") on REITs holding property for sale and related regulations may affect our ability to sell properties without adversely affecting distributions to stockholders.  A significant number of our properties were acquired using UPREIT Units and are subject to certain agreements which may restrict our ability to sell such properties in transactions that would create current taxable income to the former owners.

Current economic conditions may make it difficult for us to sell apartment communities on favorable terms.

We periodically sell apartment communities that no longer meet our strategic objectives.  The uncertainty in the credit markets and the economy in general could negatively impact our ability to make dispositions or may adversely affect the price we receive since buyers may experience increased borrowing costs or an inability to obtain financing.

Competition could limit our ability to lease apartments or increase or maintain rents.

Our apartment communities compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale.  Competitive residential housing in a particular area could adversely affect our ability to lease apartment units and to increase or maintain rental rates.

Repositioning and development risks could affect our profitability.

A key component of our strategy is to acquire properties and to reposition them for long-term growth.  In addition, we have developed and are in the process of developing new apartment units.  We plan to continue to selectively expand our development activities.  Development projects generally require various governmental and other approvals, which have no assurance of being received.  Our repositioning and development activities generally entail certain risks, including the following:

•
funds may be expended and management's time devoted to projects that may not be completed due to a variety of factors, including without limitation, the inability to obtain necessary zoning or other approvals;

•	construction costs of a project may exceed original estimates, possibly making the project economically unfeasible or the economic return on a repositioned property less than anticipated;

•	projects may be delayed due to delays in obtaining necessary zoning and other approvals, adverse weather conditions, labor shortages, or other unforeseen complications;

•	occupancy rates and rents at a completed development project or at a repositioned property may be less than anticipated; and

•	the operating expenses at a completed development may be higher than anticipated.

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

The Company carries comprehensive liability, fire, extended and rental loss insurance for each of our properties.  There are however certain types of extraordinary losses, such as losses for terrorism and natural catastrophes, for which the Company may not have insurance coverage.  If an uninsured loss occurred, we could lose our investment in, and cash flow from, the affected property, and could be required to repay any indebtedness secured by that property and related taxes and other charges.

Insurance costs and policy deductibles expose us to unpredictable expenses which may be material.

The Company’s general liability, property and workers’ compensation policies provide for deductibles and self-insured retention amounts.  These deductibles and self-insured retention amounts expose the Company to potential uninsured losses.  Management believes that this exposure is justified by savings in insurance premium amounts and, in some cases, was necessary in order for the Company to secure coverage.  Depending on the level of claims experienced, insurance coverage may become difficult to obtain at the current premium and expense levels.

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

In every market except Florida, we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice.  In addition, in Southeast Florida, we have exposure to severe storms which could also increase the need for maintenance and repair of our communities in that region.

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

We are aware that some of our communities have or may have lead paint and have implemented an operations and maintenance program at each of those communities to contain, remove or test for lead paint to limit the exposure of our residents.  We do not currently anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.

All of the Owned Properties and all of the communities that we are currently developing have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling.  These assessments, together with subsurface assessments conducted on some of our properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation.  There is no assurance that Phase I assessments would reveal all environmental liabilities or that environmental conditions not known to the Company may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

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

We may incur increased energy and other costs resulting from the climate change  regulations.

The current concerns about climate change have resulted in various treaties, laws and regulations which are intended to limit carbon emissions.  The Company believes these laws being enacted or proposed may cause energy and waste removal costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations.  Increased costs relating to energy either would be the responsibility of our residents directly or in large part may be passed through by us to our residents through the utility recovery programs.  We may be able to pass increased waste removal costs on to our residents in the form of increased rental rates.  If this is not possible in the current economic environment, it is still not expected that these additional costs would affect the Company’s financial performance in any material way.

Financing and compliance requirements could limit our income and the ability to raise rents.

As a requirement relating to some of our financing, or, in some instances, relating to zoning or other municipal approvals, we have committed to make some of the apartments in a community available to households whose income does not exceed certain thresholds and/or to limit rent increases.  As of December 31, 2009, approximately 10% of our apartment units were under some form of such limitations.  These commitments typically expire after a period of time, and may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.

Real Estate Financing Risks

The current instability in the credit markets could adversely affect our ability to obtain financing or re-financing at favorable rates.

As of December 31, 2009, we had approximately $2.11 billion of mortgage debt, a significant portion of which is subject to balloon payments.  We do not expect to have cash flows from operations to make all of these balloon payments.  The mortgage debt matures as follows:

2010	$ 146 million
2011	299 million
2012	127 million
2013	205 million
2014	96 million
Thereafter	1,240 million

In addition, in 2006, the Company issued $200 million of exchangeable notes with a coupon rate of 4.125%.  The outstanding principal balance of the notes is $140 million.  Holders of the notes may require the Company to repurchase the notes on November 1, 2011.  Based on the fact that the current stock price for the Company's Common Stock is well below the exchange rate on the notes, we anticipate that the holders will exercise their repurchase rights.

Our ability to refinance these obligations and to obtain new financing could be negatively impacted by the instability and tightening in the credit and capital markets which has led to an increase in spreads and pricing of secured and unsecured debt.  Our established relationship with our lenders, including Fannie Mae and Freddie Mac, have provided some insulation to us from the turmoil being experienced by many other real estate companies.  The Company has benefited from borrowing from Fannie Mae and Freddie Mac, but there are no assurances that these entities will remain in existence and will lend to the Company in the future.  The Company has experienced more restrictive loan to value and debt service coverage ratio limits and an expansion in credit spreads.  Continued turmoil in the capital markets could negatively impact the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates.    If we cannot refinance or extend the maturity of some of our current debt, the properties that are mortgaged could be foreclosed upon.  This could adversely affect our cash flow and, consequently, the amount available for distribution to our stockholders.  In order to finance the repurchase of the exchangeable notes, we might be forced to sell some of the properties at otherwise unacceptable prices or to issue equity at prices that would dilute the interests of our current stockholders.

The Company in part relies on its line of credit to meet its short-term liquidity requirements.

As of December 31, 2009, the Company had an unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, of $175 million which expires August 31, 2011, with an optional one-year extension.  The credit facility succeeds the $140 million credit facility that matured on September 1, 2009.  The Company had $53.5 million outstanding under the credit facility on December 31, 2009.

The credit agreement relating to the line of credit requires the Company to maintain certain financial covenants, ratios and measurements.  A default in these requirements, if uncured, could result in a termination of the line of credit and a requirement that we repay outstanding amounts, which could adversely affect our liquidity and increase our financing costs.

Rising interest rates could adversely affect operations and cash flow.

As of December 31, 2009, approximately 89% of our debt was at fixed rates.  This limits our exposure to changes in interest rates.  Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions, to dispose of properties at favorable prices, to develop properties and to refinance existing borrowings at acceptable rates.

There is no legal limit on the amount of debt we can incur.

The Board of Directors has adopted a policy of limiting our indebtedness to approximately 55% of our total market capitalization (with the equity component of total market capitalization based on the per share NAV presented to our Board of Directors at its most recent Board meeting), but our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.  Accordingly, the Board of Directors could alter or eliminate its current policy on borrowing. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and increase the risk of default on our indebtedness.  Our NAV fluctuates based on a number of factors.  Our line of credit agreement limits the amount of indebtedness we may incur.

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

The future sale of shares under our At-The-Market offering and other programs may negatively impact our stock price.

In December 2009, the Company filed a Prospectus Supplement pursuant to a previously filed registration statement.  Pursuant to the Prospectus Supplement, the Company may sell up to 3.7 million common shares from time to time in “at the market offerings” or negotiated transactions (not to exceed $150 million of gross proceeds).  Prior to December 31, 2009, the Company issued 871,600 common shares under this offering.  Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.

As of December 31, 2009, the Operating Partnership has issued and outstanding approximately 11.7 million UPREIT Units held by persons other than us or the QRS.  The UPREIT Units may be exchanged on a one-for-one basis for shares of Common Stock under certain circumstances.  In addition, Home Properties has granted options to purchase shares of stock to certain directors, officers and employees of Home Properties, of which, as of December 31, 2009, 3.2 million options remained outstanding and unexercised.

Item 1B.  Unresolved Staff Comments

None.

Item 2.                      Properties

As of December 31, 2009, the Owned Properties consisted of 105 multifamily residential communities containing 35,797 apartment units.  In 2009, the Company sold five communities with a total of 1,333 units in three transactions for total consideration of $108.3 million.

The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased.  Average physical occupancy at the Owned Properties was 94.8% for 2009.  Occupancy is defined as total possible rental income, net of vacancy; as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.  The Owned Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction.  The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover.  Average turnover at the Owned Properties was approximately 40% for 2009, which is significantly below the national average of approximately 52% for garden style apartments.

Resident leases are generally for a one year term.  Security deposits equal to one month's rent or less are generally required.

Certain of the Owned Properties collateralize mortgage loans.  See Schedule III contained herein (Pages 84 to 86).

The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2009.

Communities Wholly Owned and Managed by Home Properties
						(2)	(3)	(3)
						2009	2009	2008	2009	2008
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2009
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Tumover	Occupancy	Occupancy	per Apt	per Apt	(000)
	Core Communities (1)
FL-Southeast	The Hamptons	668	20	2004	1,052	50%	94%	95%	$1,007	$1,035	$69,078
FL-Southeast	Vinings at Hampton Village	168	20	2004	1,207	46%	96%	94%	1,115	1,143	17,727
IL-Chicago	Blackhawk Apartments	371	48	2000	793	46%	96%	96%	872	889	24,838
IL-Chicago	Courtyards Village	224	38	2001	674	48%	97%	97%	826	828	17,671
IL-Chicago	Cypress Place	192	39	2000	852	43%	97%	97%	938	951	15,029
IL-Chicago	The Colony	783	36	1999	704	43%	96%	97%	882	896	56,801
IL-Chicago	The New Colonies	672	35	1998	657	56%	96%	96%	726	723	36,348
MA-Boston	Gardencrest Apartments	696	61	2002	847	35%	95%	96%	1,507	1,478	113,634
MA-Boston	Highland House	172	40	2006	733	31%	96%	97%	1,145	1,140	19,832
MA-Boston	Liberty Place	107	21	2006	994	42%	97%	95%	1,408	1,398	17,359
MA-Boston	Stone Ends Apartments	280	30	2003	815	39%	97%	95%	1,223	1,231	39,211
MA-Boston	The Heights at Marlborough	348	36	2006	876	45%	95%	96%	1,166	1,156	54,332
MA-Boston	The Meadows at Marlborough	264	37	2006	855	48%	96%	97%	1,131	1,142	37,802
MA-Boston	The Townhomes of Beverly	204	39	2007	1,103	40%	96%	94%	1,437	1,444	39,785
MA-Boston	The Village at Marshfield	276	37	2004	735	45%	96%	94%	1,131	1,164	35,682
MA-Boston	Westwoods	35	19	2007	904	57%	93%	97%	1,242	1,245	4,344
MD-Baltimore	Bonnie Ridge Apartments	960	43	1999	998	42%	92%	93%	1,079	1,063	85,091
MD-Baltimore	Canterbury Apartments	618	31	1999	934	37%	94%	94%	943	934	40,371
MD-Baltimore	Country Village Apartments	344	38	1998	776	51%	96%	95%	903	894	24,730
MD-Baltimore	Dunfield Townhouses	312	22	2007	916	43%	96%	94%	1,086	1,057	35,311
MD-Baltimore	Falcon Crest Townhomes	396	40	1999	993	37%	93%	93%	974	973	24,510
MD-Baltimore	Fox Hall Apartments	720	33	2007	946	45%	92%	93%	821	840	69,744
MD-Baltimore	Gateway Village Apartments	132	20	1999	963	38%	96%	96%	1,277	1,272	11,157
MD-Baltimore	Heritage Woods	164	36	2006	965	47%	97%	96%	1,028	1,021	17,202
MD-Baltimore	Mill Towne Village	384	36	2001	812	38%	94%	94%	868	862	31,347
MD-Baltimore	Morningside Heights Apartments	1,050	44	1998	864	40%	93%	93%	868	875	67,626
MD-Baltimore	Owings Run Apartments	504	14	1999	1,136	51%	95%	96%	1,184	1,180	47,432
MD-Baltimore	Ridgeview at Wakefield Valley	204	21	2005	916	48%	95%	95%	1,161	1,155	23,949
MD-Baltimore	Selford Townhomes	102	22	1999	987	51%	92%	92%	1,291	1,300	8,669
MD-Baltimore	The Coves at Chesapeake	469	27	2006	986	45%	93%	91%	1,186	1,200	72,981
MD-Baltimore	Timbercroft Townhomes	284	37	1999	998	15%	99%	99%	884	851	14,868
MD-Baltimore	Top Field	156	36	2006	1,149	29%	96%	96%	1,181	1,158	21,217
MD-Baltimore	Village Square (MD)	370	41	1999	948	45%	94%	95%	1,132	1,151	26,436
MD-Baltimore	Woodholme Manor Apartments	177	40	2001	817	20%	96%	94%	858	847	11,277
ME-Portland	Liberty Commons	120	3	2006	1,064	48%	97%	97%	1,187	1,178	14,772

						(2)	(3)	(3)
						2009	2009	2008	2009	2008
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2009
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Tumover	Occupancy	Occupancy	per Apt	per Apt	(000)

ME-Portland	Redbank Village Apartments	500	65	1998	735	43%	96%	95%	861	849	28,385
NJ-Northern	Barrington Gardens	148	36	2005	922	43%	96%	96%	1,115	1,068	12,890
NJ-Northern	Chatham Hill Apartments	308	42	2004	944	33%	94%	95%	1,708	1,722	62,245
NJ-Northern	East Hill Gardens	33	51	1998	654	24%	94%	95%	1,481	1,500	3,314
NJ-Northern	Hackensack Gardens	198	61	2005	636	26%	92%	94%	1,058	1,014	18,509
NJ-Northern	Jacob Ford Village	270	61	2007	842	23%	96%	95%	1,139	1,094	31,794
NJ-Northern	Lakeview Apartments	106	60	1998	492	28%	94%	96%	1,354	1,345	9,320
NJ-Northern	Northwood Apartments	134	44	2004	937	29%	97%	95%	1,309	1,311	19,027
NJ-Northern	Oak Manor Apartments	77	53	1998	918	30%	95%	96%	1,763	1,780	8,377
NJ-Northern	Pleasant View Gardens	1,142	41	1998	746	45%	94%	94%	1,132	1,156	84,229
NJ-Northern	Pleasure Bay Apartments	270	38	1998	685	41%	94%	93%	1,038	1,077	17,216
NJ-Northern	Royal Gardens Apartments	550	41	1997	874	30%	96%	96%	1,217	1,229	37,477
NJ-Northern	Wayne Village	275	44	1998	760	33%	96%	96%	1,385	1,383	24,408
NJ-Northern	Windsor Realty Company	67	56	1998	628	54%	93%	96%	1,182	1,194	6,230
NY-Long Island	Bayview & Colonial	160	42	2000	884	31%	95%	95%	1,215	1,190	15,641
NY-Long Island	Cambridge Village Associates	82	42	2002	747	33%	98%	98%	1,667	1,643	8,494
NY-Long Island	Devonshire Hills	297	41	2001	803	36%	96%	97%	1,679	1,697	58,371
NY-Long Island	Hawthorne Court	434	41	2002	678	40%	97%	96%	1,369	1,393	51,568
NY-Long Island	Heritage Square	80	60	2002	718	36%	96%	97%	1,682	1,661	9,885
NY-Long Island	Holiday Square	144	30	2002	570	22%	95%	97%	1,178	1,160	12,271
NY-Long Island	Lake Grove Apartments	368	39	1997	836	44%	96%	96%	1,377	1,397	36,874
NY-Long Island	Mid-Island Apartments	232	44	1997	546	30%	97%	96%	1,320	1,313	17,879
NY-Long Island	Sayville Commons	342	8	2005	1,106	18%	96%	95%	1,538	1,509	65,966
NY-Long Island	South Bay Manor	61	49	2000	849	44%	96%	94%	1,618	1,630	8,473
NY-Long Island	Southern Meadows	452	38	2001	845	39%	96%	95%	1,367	1,358	53,510
NY-Long Island	Stratford Greens Associates	359	35	2002	725	38%	96%	96%	1,428	1,446	58,949
NY-Long Island	Westwood Village Apartments	242	40	2002	829	36%	96%	97%	2,321	2,316	43,231
NY-Long Island	Woodmont Village Apartments	96	41	2002	704	38%	96%	94%	1,282	1,332	11,873
NY-Long Island	Yorkshire Village Apartments	40	40	2002	779	38%	97%	98%	1,751	1,724	4,709
PA-Philadelphia	Castle Club Apartments	158	42	2000	878	40%	95%	94%	951	947	15,578
PA-Philadelphia	Chesterfield Apartments	247	36	1997	812	38%	96%	95%	905	923	17,879
PA-Philadelphia	Curren Terrace	318	38	1997	782	44%	94%	94%	879	902	21,789
PA-Philadelphia	Glen Brook Apartments	174	46	1999	707	46%	91%	93%	823	824	10,419
PA-Philadelphia	Glen Manor Apartments	174	33	1997	667	37%	95%	95%	802	801	9,049
PA-Philadelphia	Golf Club Apartments	399	40	2000	857	47%	94%	95%	1,068	1,061	40,329
PA-Philadelphia	Hill Brook Place Apartments	274	41	1999	699	40%	96%	96%	854	872	18,816

						(2)	(3)	(3)
						2009	2009	2008	2009	2008
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2009
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Tumover	Occupancy	Occupancy	per Apt	per Apt	(000)

PA-Philadelphia	Home Properties of Bryn Mawr	316	58	2000	822	65%	91%	94%	1,121	1,062	33,651
PA-Philadelphia	Home Properties of Devon	631	46	2000	917	46%	93%	93%	1,093	1,112	70,634
PA-Philadelphia	New Orleans Park	442	38	1997	685	42%	94%	95%	862	862	28,114
PA-Philadelphia	Racquet Club East Apartments	466	38	1998	911	37%	95%	96%	1,028	1,033	37,031
PA-Philadelphia	Racquet Club South	103	40	1999	816	39%	95%	95%	890	899	6,833
PA-Philadelphia	Ridley Brook Apartments	244	47	1999	925	40%	95%	95%	917	907	14,570
PA-Philadelphia	Sherry Lake Apartments	298	44	1998	812	40%	95%	95%	1,171	1,187	29,710
PA-Philadelphia	The Brooke at Peachtree Village	146	23	2005	1,261	30%	97%	96%	1,108	1,106	19,137
PA-Philadelphia	The Landings	384	36	1996	912	47%	96%	96%	981	993	30,953
PA-Philadelphia	Trexler Park Apartments	250	35	2000	921	52%	93%	94%	1,048	1,059	24,670
PA-Philadelphia	William Henry Apartments	363	38	2000	938	43%	93%	95%	1,105	1,123	42,102
VA-Suburban DC	Braddock Lee Apartments	255	54	1998	757	33%	97%	96%	1,273	1,265	21,533
VA-Suburban DC	Cider Mill	864	31	2002	834	34%	95%	95%	1,102	1,095	98,239
VA-Suburban DC	Cinnamon Run	511	49	2005	1,006	30%	95%	96%	1,194	1,176	74,899
VA-Suburban DC	East Meadow Apartments	150	38	2000	1,034	37%	98%	96%	1,282	1,307	16,617
VA-Suburban DC	Elmwood Terrace	504	36	2000	946	46%	93%	94%	917	912	32,879
VA-Suburban DC	Falkland Chase Apartments	450	72	2003	759	39%	94%	93%	1,349	1,359	67,013
VA-Suburban DC	Mount Vernon Square	1,387	35	2006	868	39%	95%	95%	1,196	1,174	153,406
VA-Suburban DC	Orleans Village	851	41	2000	1,015	38%	95%	96%	1,321	1,303	94,256
VA-Suburban DC	Park Shirlington Apartments	294	54	1998	858	31%	96%	96%	1,290	1,264	24,678
VA-Suburban DC	Peppertree Farm	879	55	2005	1,051	33%	93%	94%	1,174	1,148	111,144
VA-Suburban DC	Seminary Hill Apartments	296	49	1999	888	34%	97%	97%	1,249	1,235	24,299
VA-Suburban DC	Seminary Towers Apartments	541	45	1999	879	38%	95%	95%	1,295	1,284	46,642
VA-Suburban DC	Tamarron Apartments	132	22	1999	1,075	41%	97%	95%	1,444	1,453	13,195
VA-Suburban DC	The Apartments at Wellington Trace	240	7	2004	1,106	49%	97%	92%	1,269	1,279	31,496
VA-Suburban DC	The Manor Apartments (MD)	435	40	2001	1,004	33%	96%	92%	1,211	1,183	49,223
VA-Suburban DC	The Manor Apartments (VA)	198	35	1999	845	38%	96%	96%	1,029	1,040	12,786
VA-Suburban DC	The Sycamores	185	31	2002	876	42%	97%	96%	1,341	1,356	24,491
VA-Suburban DC	Virginia Village	344	42	2001	1,010	38%	98%	97%	1,259	1,235	40,311
VA-Suburban DC	West Springfield Terrace	244	31	2002	1,019	52%	97%	97%	1,413	1,432	39,201
VA-Suburban DC	Woodleaf Apartments	228	24	2004	709	35%	94%	93%	1,181	1,156	24,195

	Core Total/Weighted Avg	34,768	39		874	40%	95%	95%	$1,137	$1,136	$3,541,045

						(2)	(3)	(3)
						2009	2009	2008	2009	2008
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2009
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Tumover	Occupancy	Occupancy	per Apt	per Apt	(000)

	2008 Acquisition Communities (4)
MD-Baltimore	Saddle Brooke	468	36	2008	889	43%	91%	93%	$1,042	$1,041	$53,860
VA-Suburban DC	Westchester West	345	37	2008	1,005	38%	92%	94%	1,278	1,334	49,975

	2008 Construction Communities (5)
PA-Philadelphia	Trexler Park West	216	1	2008	1,049	49%	95%	92%	$1,235	$1,234	$25,816

	2008 Total/Weighted Avg	1,029	25	2008	961	42%	93%	93%	$1,162	$1,176	$129,651

	Owned Portfolio Total/Weighted Avg	35,797	38		877	40%	95%	95%	$1,137	$1,135	$3,670,696

(1)	"Core Communities" represents the 34,768 apartment units owned consistently throughout 2009 and 2008.
(2)	"Resident Turnover" reflects, on an annual basis, the number of moveouts, divided by the total number of apartment units.
(3)	"Average % Occupancy" is the average physical occupancy for the years ended December 31, 2009 and 2008.
(4)	For communities acquired during 2008, this is the average occupancy from the date of acquisition.
(5)	Trexler Park West construction was completed in 2008.

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

1200 East West Highway is in Silver Spring, Maryland and was under construction during 2008 and 2009.  It is a 14-story high rise with 247 apartments and 10,600 square feet of retail or nonresidential space that is expected to be completed in the second quarter of 2010 at a total cost of $82 million.  Initial occupancy is expected in March, 2010 with stabilization anticipated after a one-year lease-up period.  The costs associated with construction in progress for this development were $73 million as of December 31, 2009.

The Courts at Huntington Station, just south of Old Town Alexandria in Fairfax County, Virginia was also under construction during 2008 and 2009.  It is a podium design, with 421 units, adjacent to the Huntington Metro station and consists of four, four-story buildings.  Construction on Phase I (202 units) is expected to be completed during the second quarter of 2010, with initial occupancy expected in April, 2010 and the lease-up period is projected to last eleven months.  Construction on Phase II (219 units) has commenced and is scheduled to be complete in the second quarter of 2011, reaching stabilized occupancy a year later.  Total costs are estimated at $127 million, with $80 million construction in progress for this development as of December 31, 2009.

The Company had three projects in the pre-construction phase during 2009:

•
Ripley Street, an approximately 300-unit high rise, is located in Silver Spring, Maryland.  The earliest time that construction potentially could start is during the second quarter of 2011, with a total cost projected of $106 million.  The pre-construction costs for this project, consisting mostly of land value, were $19 million as of December 31, 2009.

•
Cobblestone Square, an approximately 300-unit garden apartment community, is located in Fredericksburg, Virginia.  Certain approvals are required before construction could potentially begin either later in 2010 or early 2011, with total costs projected of $53 million.  The pre-construction costs, consisting mostly of land value, were $13 million as of December 31, 2009.

•
Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939.  The Company is planning on redeveloping the North parcel, which will be renamed Falkland North.  The Company is in the very early stages of design and approval, and currently projects to redevelop this parcel into approximately 1,100 units.  Construction is expected to start at the earliest during  2012, with at a total cost projected of $315 million. As this is a large project, the Company may decide to pursue a joint venture partner.  The pre-construction costs associated with this project were $2 million and are included in other assets as of December 31, 2009.

Property Management

As of December 31, 2009, the Managed Properties consist of two multifamily communities, one 868 unit community managed as general partner in Columbus, Ohio and one fee-managed 282 unit community in Annapolis, Maryland.

The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties, or where the Company views the properties as potential acquisitions in desirable markets.

Supplemental Property Information

At December 31, 2009, none of our properties have an individual net book value equal to or greater than ten percent of the total assets of the Company or would have accounted for ten percent or more of the Company's aggregate gross revenues for 2009.  There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the year ended December 31, 2009.

Item 3.                      Legal Proceedings

The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance.  Various claims of employment and resident discrimination are also periodically brought.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company's liquidity, financial position or results of operations.

Item 4.                      Submission of Matters to Vote of Security Holders

None.

Item 4A.  Executive Officers

The following table sets forth, as of February 19, 2010, the nine executive officers of the Company, together with their respective ages, positions and offices.
Name	Age	Position
Edward J. Pettinella	58	President and Chief Executive Officer of Home Properties and HPRS
David P. Gardner	54	Executive Vice President and Chief Financial Officer of Home Properties and HPRS
Ann M. McCormick	53	Executive Vice President, General Counsel and Secretary of Home Properties and HPRS
Lisa M. Critchley	48	Senior Vice President, Human Resources of Home Properties
Scott A. Doyle	48	Senior Vice President, Strategic Property Management of Home Properties and HPRS
Donald R. Hague	58	Senior Vice President, Development of Home Properties
Robert J. Luken	45	Senior Vice President, Chief Accounting Officer and Treasurer of Home Properties and HPRS
Bernard J. Quinn	53	Senior Vice President, Property Management Operations of Home Properties
John E. Smith	59	Senior Vice President and Chief Investment Officer of Home Properties and HPRS

Edward J. Pettinella has served as President and Chief Executive Officer of the Company since January 1, 2004.  He is also a director.  He joined the Company in 2001 as an Executive Vice President and director.   He is also the President and Chief Executive Officer of HPRS.  From 1997 until February 2001, Mr. Pettinella served as President, Charter One Bank of New York and Executive Vice President of Charter One Financial, Inc.  From 1980 through 1997, Mr. Pettinella served in several managerial capacities for Rochester Community Savings Bank, Rochester, NY, including the positions of Chief Operating Officer and Chief Financial Officer.  Mr. Pettinella serves on the Board of Directors of Rochester Business Alliance, United Way of Greater Rochester, The Lifetime Healthcare Companies, National Multi Housing Council and Syracuse University School of Business and is a member of the Board of Governors of the National Association of Real Estate Investment Trusts.  He is also a member of Urban Land Institute.  Mr. Pettinella is a graduate of the State University at Geneseo and holds an MBA Degree in finance from Syracuse University.

David P. Gardner has served as Executive Vice President since 2004 and a Vice President and Chief Financial Officer of the Company since its inception.  He holds the same titles in HPRS.  Mr. Gardner joined Home Leasing in 1984 as Vice President and Controller.  In 1989, he was named Treasurer of Home Leasing and Chief Financial Officer in December 1993.  From 1977 until joining Home Leasing, Mr. Gardner was an accountant at Cortland L. Brovitz & Co.  Mr. Gardner is a graduate of the Rochester Institute of Technology.

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

Lisa M. Critchley has served as Senior Vice President since joining the Company in June 2007.  Prior to joining the Company, she was employed by ALSTOM Signaling, Inc. as Director of Human Resources since 2004.  She was an Assistant Dean at the William E. Simon School of Business Administration from 1999 until 2004.  Mrs. Critchley is a graduate of St. John Fisher College and holds an MBA from the E. Phillip Saunders College of Business of the Rochester Institute of Technology.

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

Robert J. Luken has served as Senior Vice President since 2004, and as Chief Accounting Officer since January, 2005.  He has been the Company's Treasurer since 2000 and became a Vice President in 1997.  He holds the same title in HPRS.  He joined the Company in 1996, serving as its Controller.  Prior to joining the Company, he was the Controller of Bell Corp. and an Audit Supervisor for PricewaterhouseCoopers LLP.  Mr. Luken is a graduate of St. John Fisher College and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester.  He is a Certified Public Accountant.  He is on the Board of Directors of The Bell Company, LLC.

Bernard J. Quinn has served as Senior Vice President since 2009 and Vice President since 2000.  Prior to joining Home Properties, Mr. Quinn was a Regional Property Manager for Millcreek Realty Co.  Home Properties purchased Millcreek’s Philadelphia portfolio in 1997.  Mr. Quinn is a graduate of Villanova University.

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
	High	Low	Dividends
2009
First Quarter	$41.16	$23.35	$0.67
Second Quarter	$39.95	$29.71	$0.67
Third Quarter	$44.89	$29.86	$0.67
Fourth Quarter	$49.23	$37.55	$0.67
2008
First Quarter	$52.22	$39.17	$0.66
Second Quarter	$54.21	$47.11	$0.66
Third Quarter	$60.39	$46.81	$0.66
Fourth Quarter	$57.76	$24.93	$0.67

As of February 19, 2010, the Company had approximately 3,523 shareholders of record, 34,966,801 common shares (plus 11,595,743 UPREIT Units convertible into 11,595,743 common shares) were outstanding, and the closing price was $45.56.  It is the Company's policy to pay dividends.  The Company has historically paid dividends on a quarterly basis in the months of February, May, August and November.

On February 13, 2010, the Board of Directors declared a dividend of $0.58 per share for the quarter ended December 31, 2009.  The dividend is payable March 5, 2010 to shareholders of record on March 1, 2010.

Performance Graph

The following graph compares the cumulative return on the Company's common stock during the five year period ended December 31, 2009 to the cumulative return of the NAREIT All Equity REIT Index and the Standard and Poor's 500 Index for the same period.  The total return assumes that dividends were reinvested quarterly at the same price as provided under the Company's Dividend Reinvestment and Direct Stock Purchase Plan and is based on a $100 investment on December 31, 2004.  Stockholders should note that past performance does not predict future results.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
HME	$100.00	$100.87	$153.72	$122.36	$117.24	$149.02
NAREIT Equity	$100.00	$112.17	$151.49	$127.72	$79.54	$101.80
S&P 500	$100.00	$104.91	$121.48	$128.15	$80.74	$102.11

Certain of our future filings with the SEC may "incorporate information by reference," including this Form 10-K.  Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

In 1997, the Company's Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”).  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action does not establish a specific target stock price or a specific timetable for share repurchase.  In addition, participants in the Company's Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option.  In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company.  At December 31, 2009, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended December 31, 2009:

			Maximum
			shares/units
	Total	Average	available under
	shares/units	price per	the Company
Period	purchased (1)	share/unit	Program(2)
Balance October 1, 2009:			2,291,160
October, 2009	-	-	2,291,160
November, 2009	5,083	$44.35	2,291,160
December, 2009	3,440	46.07	2,291,160
Balance December 31, 2009:	8,523	$45.05	2,291,160

(1)
During the quarter ended December 31, 2009, and as permitted by the Company's Stock Benefit Plan, 8,523 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise.  These shares were returned to the status of authorized but unissued shares.

(2)	During the quarter ended December 31, 2009, there were no shares (units) repurchased and no Board approved increases under the Company Program.

Item 6.	Selected Financial and Operating Information

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K (amounts in thousands, except per share and unit data).
	2009	2008	2007	2006	2005
Revenues:
Rental income	$462,086	$452,142	$434,475	$378,704	$336,962
Other income (1)	41,523	41,901	38,498	30,242	20,004
Total revenues	503,609	494,043	472,973	408,946	356,966
Expenses:
Operating and maintenance	211,265	207,517	196,121	171,601	155,133
General and administrative	24,476	25,488	23,412	21,693	19,652
Interest	122,814	119,330	117,559	100,754	85,621
Depreciation and amortization	119,689	111,310	103,637	86,650	72,373
Impairment of assets held as general partner	-	4,000	-	-	400
Total expenses	478,244	467,645	440,729	380,698	333,179
Income from operations before gain on early extinguishment of debt	25,365	26,398	32,244	28,248	23,787
Gain on early extinguishment of debt	-	11,304	-	-	-
Income from continuing operations	25,365	37,702	32,244	28,248	23,787
Discontinued operations:
Income (loss) from discontinued operations	(2,601)	3,943	8,139	14,603	14,207
Gain on disposition of property	24,314	51,560	42,126	110,514	80,708
Discontinued operations	21,713	55,503	50,265	125,117	94,915
Net income	47,078	93,205	82,509	153,365	118,702
Net income attributable to noncontrolling interest	(12,659)	(27,124)	(22,712)	(43,199)	(37,190)
Preferred dividends	-	-	(1,290)	(5,400)	(6,279)
Preferred stock issuance costs write-off	-	-	(1,902)	-	-
Net income attributable to common shareholders	$34,419	$66,081	$56,605	$104,766	$75,233
Basic earnings per share data:
Income from continuing operations	$0.56	$0.84	$0.63	$0.49	$0.37
Discontinued operations	0.48	1.23	1.08	2.71	1.98
Net income attributable to common shareholders	$1.04	$2.07	$1.71	$3.20	$2.35
Diluted earnings per share data:
Income from continuing operations	$0.56	$0.82	$0.61	$0.48	$0.36
Discontinued operations	0.48	1.22	1.06	2.66	1.97
Net income attributable to common shareholders	$1.04	$2.04	$1.67	$3.14	$2.33
Cash dividends declared per common share	$2.68	$2.65	$2.61	$2.57	$2.53
Balance Sheet Data:
Real estate, before accumulated depreciation	$3,915,979	$3,872,390	$3,680,155	$3,451,762	$3,330,710
Total assets	3,268,034	3,317,094	3,216,199	3,240,135	2,977,870
Total debt (including held for sale in 2005)	2,302,281	2,317,500	2,178,305	2,110,820	1,924,086
Cumulative redeemable preferred stock (2)	-	-	-	60,000	60,000
Common stockholders' equity	661,112	650,778	675,683	765,051	656,812
Other Data:
Net cash provided by operating activities	$149,624	$160,081	$162,558	$162,996	$136,466
Net cash provided by (used in) investing activities	(47,565)	(80,584)	(87,553)	159,653	(179,944)
Net cash provided by (used in) financing activities	(99,817)	(79,039)	(187,108)	(209,828)	40,944
Funds From Operations – Diluted, as adjusted by the Company (3)	146,171	157,318	148,617	146,641	137,606
Weighted average number of shares/units outstanding:
Shares – Basic	33,040,839	31,991,817	33,130,067	32,697,794	31,962,082
Shares – Diluted	33,172,116	32,332,688	33,794,526	33,337,557	32,328,105
Shares/units – Basic	45,274,376	45,200,405	46,520,695	47,262,678	47,714,251
Shares/units – Diluted	45,405,653	45,541,276	47,185,154	47,902,441	48,411,325
Total communities owned at end of period	105	110	123	123	153
Total apartment units owned at end of period	35,797	37,130	37,496	36,954	43,432

(1)	Other income includes property other income, interest income and other income.

(2)	Cumulative redeemable preferred stock was redeemable solely at the option of the Company.

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

FFO and FFO as adjusted fall within the definition of "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO and FFO as adjusted should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein.  Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO as adjusted can help one compare the operating performance of a company's real estate between periods or as compared to different companies.  In addition, FFO as adjusted by the Company ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment.  The Company also uses these measures to compare its performance to that of its peer group.  FFO and FFO as adjusted do not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  Neither FFO nor FFO as adjusted should be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

(3)	(continued)

The following table sets forth the calculation of FFO and FFO as adjusted for the previous five years, beginning with "net income attributable to common shareholders" from the Company's audited financial statements prepared in accordance with GAAP (in thousands):

	2009	2008	2007	2006	2005
Net income attributable to common shareholders	$34,419	$66,081	$56,605	$104,766	$75,233
Convertible preferred dividends (a)	-	-	-	-	880
Real property depreciation and amortization (b)	118,480	114,260	110,536	99,420	97,686
Noncontrolling interest	12,659	27,124	22,712	43,199	37,190
Gain on disposition of property	(24,314)	(51,560)	(42,126)	(110,514)	(73,383)
FFO – Basic and Diluted, as defined by NAREIT	141,244	155,905	147,727	136,871	137,606
Loss from early extinguishment of debt in connection with sale of real estate	4,927	1,413	890	9,770	-
FFO – Basic and Diluted, as adjusted by the Company	$146,171	$157,318	$148,617	$146,641	$137,606

Weighted average common shares/units outstanding:
Basic	45,274.4	45,200.4	46,520.7	47,262.7	47,714.3
Diluted (a)	45,405.7	45,541.3	47,185.2	47,902.4	48,411.3
FFO – Diluted, as adjusted by the Company per share/unit (a)	$3.22	$3.45	$3.15	$3.06	$2.84

(a)
The calculation of FFO and FFO per share assumes the conversion of dilutive common stock equivalents and convertible preferred stock.  Therefore, the convertible preferred dividends are added to FFO, and the common stock equivalent is included in both the basic and diluted weighted average common shares/units outstanding.

(b)	For 2005 only, includes amounts passed through from unconsolidated investments.

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of the Company's business and results of operations.  It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the selected financial data included elsewhere in this Form 10-K.  This Form 10-K, including the following discussion, contains forward-looking statements regarding future events or trends as described more fully under "Forward-Looking Statements" on Page 51.  Actual results could differ materially from those projected in such statements as a result of the risk factors described in Item 1A, "Risk Factors," of this Form 10-K.

The Company is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast, Mid-Atlantic and Southeast Florida markets.  As of December 31, 2009, the Company operated 107 apartment communities with 36,947 apartments.  Of this total, the Company owned 105 communities, consisting of 35,797 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one property with 282 apartments for a third party.

Executive Summary

The Company operated during 2009 in a declining economic environment.  For historical reference, from 2004 through 2007, both the Company's markets and the country as a whole experienced positive job growth; 1.0%, 1.1%, 1.2% and 1.0% for the Company, and 1.7%, 1.5%, 1.7% and 0.9% for the country, respectively.  An increase in job growth leads to household formations, which creates an increase in demand for rental housing.  In addition, during 2006 and continuing through most of 2009, the rising home mortgage interest rates and subsequent sub-prime lending crisis issues made it more difficult for residents who may have considered purchasing a home.   After years of home ownership being the number one reason our residents gave for moving out of our apartment communities, it dropped to number two in 2007 and number three in both 2008 and 2009.  In the three-year period from 2004 to 2006, home purchases represented, on average, over 19% of our move-outs.  In 2007 and 2008, we experienced the first significant drop in years, with move out for home purchase declining to 15.5% and 12.0%, respectively.  During 2009, we have seen stabilization of this measurement, with the percentage staying at the same 12.0% level as experienced in 2008.  The government program of providing a tax credit for certain qualified buyers seems to have provided a floor, such that we do not anticipate this level going down in 2010.  As referenced in our Market Demographics table on Page 8 of this report, job growth for our markets declined in 2009 with 2.1% negative growth over 2008, on top of a 1.2% decline in 2008.  As there is usually a lag between job loss and its effect on household formation, this decline did not create a measurable decreased demand for our apartments until very late in 2008.  This reduced demand put pressure on our ability in 2009 to raise rents and maintain occupancy, which will continue into 2010 with an unemployment rate of 8.1% in our markets at December 31, 2009, and no catalyst in the near term for increasing employment.

The reason for using rent concessions, and the ultimate level of those concessions, had been consistent historically with concessions in 2006 and 2007 at just slightly over 90 basis points.  During late 2007, the Company started converting to a new property management operating system ("MRI") that wasn't fully rolled out until late spring 2008.  The Company implemented a Lease Rent Options ("LRO") program that no longer uses concessions to set market rents.  Concessions continued in the legacy operating system but were phased out during 2008 upon converting properties to the new program.  Under the new program rents are set to market daily, based on apartment availability, local supply of and demand for units, and pricing.  Therefore, concessions dropped considerably in 2008 to 37 basis points of rent potential, with a further drop in 2009 to 29 basis points.  Rent concessions are still used, but sparingly, in specific locations for specific units.

The Company owned 102 communities with 34,768 apartment units throughout 2008 and 2009 where comparable operating results are available for the years presented (the "2009 Core Properties"). Occupancies at the 2009 Core Properties decreased slightly, by 10 basis points, from 95.0% to 94.9%.  Occupancies in the fourth quarter of 2009 averaged 95.1%, compared to 94.9% a year ago.  Including bad debt in the calculation to arrive at economic occupancy, this metric remained steady at 93.7% for both 2009 and 2008.  The level of bad debt increased in 2008 to 125 basis points compared to 84 basis points in 2007.  For 2009, we were able to maintain a similar level at 122 basis points.  The Company has taken measures to reduce this level by taking a more active role in the collection of receivables instead of relying on third party providers.  The addition of utility reimbursements for residents has increased receivables, which along with the recession, has put pressure on our ability to limit bad debts to historical levels.  For 2010, we are projecting bad debts to be 130 basis points of rent potential.

The Company uses a measurement referred to as Available to Rent, or ATR.  This is a leading indicator of future occupancy rates and refers to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates.  As of the end of January, 2010, our ATR was 5.9%, compared to the same time period a year ago when ATR was 6.7%.  This suggests that occupancy could improve as we expect to have fewer units available to rent in the near future.  For 2010, we are projecting physical occupancy to be equal to 2009.

Total Core Properties rental revenue growth for 2009 was projected to be 1.4%, consisting of 2.3% in rental rate growth less 0.9% in economic occupancy decline.  Actual results were 0.1% in rental rate growth, and 0.0% decrease in economic occupancy, resulting in 0.1% total rental revenue growth, or 150 basis points lower than guidance.  The continued decline in the economy made it difficult to hold rents up at the level projected at the first of the year.

The guidance for 2010 Core Properties (apartment units owned throughout 2009 and 2010, the "2010 Core Properties") revenue growth is 0.2%.  Rental rates are projected to decrease 0.1%, including above-average rental increases at certain communities resulting from continued efforts to upgrade the properties.  Economic occupancies are expected to stay flat for the year, such that rental revenues are projected to decrease 0.1%.  Property other income is expected to rise year over year, increasing the 0.1% rental revenue decline to 0.2% total revenue growth.  Driving the property other income growth is a $1.5 million increase from utility recovery income.  Expenses for 2010 Core Properties are projected to increase 3.1%.

These revenue and expense projections result in 2010 Core Properties NOI growth of negative 1.9% at the mid-point of 2010 guidance.  Markets where the Company expects NOI results above the average include: Boston -0.3%; Baltimore -0.6%; and Washington, D.C. -0.9%.  Markets with below average expectations include: New York City Metro area -2.3%; Florida -2.7%; Philadelphia -3.2%; Maine -3.0%; and Chicago -11.2%.  Certain historical demographic information for these markets may be found in the tables on Pages 8 and 9 of this report.

Of the two items comprising NOI, revenue and operating expenses, the revenue component is likely to be more volatile.  It is difficult to predict when the ultimate recovery will commence, including factors such as job growth (loss) and housing demand.  A worsening economic recession is not expected.  A slight recovery is anticipated the second half of the year, which if not achieved could put pressure on the Company's ability to reach the mid-point of guidance.  An economic recovery sooner than anticipated could allow the Company to achieve results above the mid-point of guidance.  The Company has given FFO guidance for 2010 with a range of $2.75 to $2.99 per share.

The Company has anticipated acquisitions of $100 million in its budget for 2010.  The Company is committed to a disciplined approach to acquisitions, but with stabilizing cap rates and a renewed confidence in underwriting positive NOI growth for years after 2010, coupled with improvements in the credit market, we believe that this is a time to make conservative acquisitions.

During 2010, the Company will target leverage slightly under 51% of debt-to-total market capitalization (calculated using the stock price to estimate equity value) in order to meet the goals described above.  This level is 40 basis points less than the measurement at the end of 2009.

Results of Operations (dollars in thousands, except unit and per unit data)

Comparison of year ended December 31, 2009 to year ended December 31, 2008.

The Company owned 102 communities with 34,768 apartment units throughout 2008 and 2009 where comparable operating results are available for the years presented (the "2009 Core Properties").  For the year ended December 31, 2009, the 2009 Core Properties showed a decrease in total revenues of 0.1% and no change in net operating income compared to the 2008 period.  Property level operating expenses decreased 0.2%.  Average physical occupancy for the 2009 Core Properties decreased from 95.0% to 94.9%, with average monthly rental rates increasing 0.1% to $1,137 per apartment unit.

A summary of the 2009 Core Properties NOI is as follows:
	2009	2008	$ Change	% Change
Rent	$444,623	$444,264	$359	0.1%
Utility recovery revenue	19,425	20,088	(663)	(3.3%)
Rent including recoveries	464,048	464,352	(304)	(0.1%)
Other income	20,444	20,558	(114)	(0.6%)
Total revenue	484,492	484,910	(418)	(0.1%)
Operating and maintenance	(201,702)	(202,128)	426	0.2%
Net operating income	$282,790	$282,782	$8	0.0%

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

During 2008, the Company acquired and developed a total of 861 apartment units in three communities (the "2008 Acquisition Communities").  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2009.  In addition, the reported income from operations include the consolidated results of one investment where the Company is the managing general partner that has been determined to be a Variable Interest Entity ("VIE").

A summary of the NOI from continuing operations for the Company as a whole is as follows:
	2009	2008	$ Change	% Change
Rent	$462,086	$452,142	$9,944	2.2%
Utility recovery revenue	19,782	20,155	(373)	(1.9%)
Rent including recoveries	481,868	472,297	9,571	2.0%
Other income	20,982	21,181	(199)	(0.9%)
Total revenue	502,850	493,478	9,372	1.9%
Operating and maintenance	(211,265)	(207,517)	(3,748)	(1.8%)
Net operating income	$291,585	$285,961	$5,624	2.0%

During 2009, the Company disposed of five properties in three transactions with a total of 1,333 units, which had partial results for 2009 and full year results for 2008 and 2007 (the "2009 Disposed Communities").  During 2008, the Company disposed of fifteen properties in six transactions with a total of 1,227 units, which had partial results for 2008 and full year results for 2007 (the "2008 Disposed Communities").  The results of these disposed properties have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2009, income from continuing operations decreased by $12,337 when compared to the year ended December 31, 2008.  The decrease was primarily attributable to the following factors:  an increase in rental income of $9,944, an increase in other income of $300, a decrease in general and administrative expense of $1,012 and no impairment of assets held as general partner.  These changes were more than offset by a decrease in property other income of $572, a decrease in interest income of $106, an increase in operating and maintenance expense of $3,748, an increase in interest expense of $3,484 and an increase in depreciation and amortization of $8,379.  In addition, the 2008 results included a nonrecurring gain on early extinguishment of debt of $11,304.  Each of the items are described in more detail below.

Of the $9,944 increase in rental income, $9,454 is attributable to the 2008 Acquisition Communities and $131 is attributable to the consolidation of the VIE.  The balance, an increase of $359, relates to a 0.1% increase from the 2009 Core Properties due primarily to an increase of 0.1% in weighted average rental rates, accompanied by no change in economic occupancy which was 93.7% for both periods.  Utility recovery revenue decreased by $373, comprised of an increase attributable to the 2008 Acquisition Communities of $290, offset by a $663 decrease to the Core Properties.  The lower utility recovery revenue in 2009 is due primarily to warmer than normal temperatures in 2009 compared to cooler temperatures in the spring of 2008, leading to decreased energy consumption and lower heat billed through to residents.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, decreased in 2009 by $199.  Of this decrease, $85 is attributable to the 2008 Acquisition Communities, which realized $473 of nonrecurring commercial revenues in 2008; and $114 is attributable to the 2009 Core Properties, which realized $367 in nonrecurring other income in 2008, partially offset by higher laundry and pet fees in the 2009 period.

Interest income decreased $106 due to a lower level of invested excess cash on hand and lower interest rates as compared to the prior year.

Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased by $300.  This is primarily due to an increase in post closing consultation fees recognized between periods in connection with property dispositions, as the fourth quarter 2008 dispositions resulted in first quarter 2009 fees, in addition to the first quarter 2009 dispositions resulting in fees recognized in 2009.

Of the $3,748 increase in operating and maintenance expenses, $4,174 is attributable to the 2008 Acquisition Communities.  The balance for the 2009 Core Properties, a $426 decrease in operating expenses or 0.2%, is primarily a result of increases in personnel expense, real estate taxes and snow removal costs.  These increases were more than offset by reductions in property insurance, gas heating costs and property management G&A.

The breakdown of operating and maintenance costs for the 2009 Core Properties by line item is listed below:

	2009	2008	$ Variance	% Variance
Electricity	$8,698	$8,402	$(296)	(3.5%)
Gas	18,356	19,290	934	4.8%
Water & sewer	14,076	13,562	(514)	(3.8%)
Repairs & maintenance	29,449	29,540	91	0.3%
Personnel expense	45,172	43,903	(1,269)	(2.9%)
Advertising	4,100	4,341	241	5.6%
Legal & professional	1,561	1,786	225	12.6%
Office & telephone	5,599	5,853	254	4.3%
Property insurance	9,681	12,060	2,379	19.7%
Real estate taxes	46,255	44,444	(1,811)	(4.1%)
Snow	1,181	696	(485)	(69.7%)
Trash	3,378	3,264	(114)	(3.5%)
Property management G&A	14,196	14,987	791	5.3%
Total	$201,702	$202,128	$426	0.2%

Natural gas heating costs were down $934, or 4.8%, from a year ago, due mostly to decreases in natural gas pricing as a direct result of the Company's natural gas purchasing program.  For 2009, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $10.94 per decatherm compared to $11.38 for the 2008 period, a 3.9% decrease.  In addition to the savings on the commodity cost we also experienced a slight decrease in consumption during 2009 due to the impact of conservation measures and slightly warmer temperatures.

As of the middle of February, 2010, the Company has fixed-price contracts covering approximately 99% of its natural gas exposure for the balance of the 2009/2010 heating season.  Risk is further diversified by staggering contract term expirations.  For the balance of the 2009/2010 heating season, the Company estimates the average price per decatherm will be approximately $6.82, excluding transportation which has historically approximated $3.00 per decatherm.  For the 2010/2011 heating season, the Company has fixed-priced contracts covering approximately 74% of its natural gas exposure for an estimated weighted average cost for fixed and floating rate contracts of $6.34 per decatherm, excluding transportation.

Water & sewer costs were up $514, or 3.8%, from a year ago and is attributable to general cost increases being assessed by local municipalities; however, the water & sewer recovery program enables the Company to recapture much of these cost increases from our residents.

Repairs & maintenance expenses were down $91, or 0.3%, primarily due to the 2009 period including $77 more in recoveries from insurance claims.  Without the impacts of these insurance recoveries, the recurring repairs & maintenance expenses decreased $14, which reflects the diligent efforts of property management to control costs through the renegotiation of service contracts permitted by the competitive economic environment.  The Company has provided guidance for 2010 which anticipates a 3.9% increase in repairs and maintenance.

Personnel expenses were up $1,269 or 2.9%, over 2008.  Cost increases were partially offset by a $305 decrease in health and workers compensation reserves between periods.  In 2009, reserves were lowered by $324 as compared to 2008, where we were able to lower these reserves by $19.  The change in the reserves between periods reflects the variable nature of health and workers compensation claims, the settlement of nearly 25% of the open prior year claims during 2009 and the positive impacts of Company initiatives for emphasizing safety in the workplace which were launched in mid-2009.  It is important to note that for 2009 and 2010, the Company has entered into guaranteed cost programs for workers compensation, which will eliminate the volatility of claims reserves sometimes experienced under partial self-insurance programs.  The balance of the increase in personnel costs after the favorable reserve changes was $1,574, or 3.6%, which includes a 2.6% salary and wage increase between periods.

Advertising expenses were down $241, or 5.6%, in 2009 and is reflective of the resident marketing program which places less emphasis and spending on print media and more focus on referrals and internet-based methods which have resulted in a 1% increase in traffic in 2009 as compared to 2008.

Legal & professional expenses were down $225, or 12.6%, primarily due to 2008 including a nonrecurring specific reserve for pending litigation.

Property insurance costs decreased $2,379, or 19.7%, due in part to a favorable change of $1,191 in the self-insurance reserves.  In 2009, we realized a reduction of $369 compared to an increase of $822 in 2008.  The favorable reduction is attributable to the resolution of over 50% of the prior year’s open general liability and property loss claims during 2009 at amounts less than previously estimated, along with the actuarially favorable impact of having fewer open claims.  The decrease before reserve adjustments of $1,188, or 9.9%, is partially the result of settling $483 of subrogation claims in 2009 and increased emphasis on preventing losses at the communities through safety training programs and the installation of in-unit fire extinguishers for every apartment and townhome.

Real estate taxes were up $1,811, or 4.1%.  A mitigating factor was $1,318 in refunds received in 2009 from successful tax assessment appeals compared to $590 in the 2008 period.  Without the impact of refunds, recurring taxes were up $2,539, or 5.7%, reflecting increased assessments and typical rate increases in our markets.

Snow removal costs were up $485, or 69.7%.  The year 2009 produced above normal snowfalls compared to below normal snowfalls in 2008.  Trash removal costs were up $114, or 3.5%, driven by higher costs, including fuel surcharges, being passed through to the Company by trash haulers.

Property management general and administrative costs decreased $791, or 5.3%, primarily due to staff reductions as a result of efficiencies enabled through key application software investments and lower performance-based compensation.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2009 Core Properties was 41.6% and 41.7% for 2009 and 2008, respectively.  The consistent performance despite a tough operating climate is the result of increases in rental rates achieved through ongoing efforts to upgrade and reposition properties for maximum potential, deliberate cost savings implemented at the communities, and Company-wide programs designed to reduce or maintain spending levels.  In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses ("G&A") decreased in 2009 by $1,012 or 4.0%, from $25,488 in 2008 to $24,476 in 2009.  G&A as a percentage of total revenues (including discontinued operations) were 4.8% for 2009 as compared to 5.0% for 2008.  The incentive bonus is down $2,015, or 50.1%, as compared to 2008, which reflects the decrease in the Company’s operating performance as compared to the prior year.  Stock based compensation expenses were up $1,296 in 2009 as compared to 2008, due in part to the change in estimated forfeitures from the 2004 grant year and the impact of the prescribed accounting rule changes in vesting period determination for retirement eligibility that took effect in 2006.  In addition, the Company recorded $582 in nonrecurring severance costs in the 2009 period.  A decrease of $130, or 11.1%, was realized in the external costs incurred for auditing, tax and consultation expense.

Interest expense increased by $3,484 in 2009 primarily as a result of interest expense on the new debt of the 2008 Acquisition Communities, partially offset by lower interest on the Senior Notes as a result of the $60,000 principal amount extinguishment in the fourth quarter 2008.  In addition, amortization from deferred charges relating to the financing of properties totaled $3,373 and $2,933, and was included in interest expense for 2009 and 2008, respectively.

Depreciation and amortization expense increased $8,379 due to the incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $69,541 and $100,751 in 2009 and 2008, respectively, as well as a full year of depreciation expense for the 2008 Acquisition Communities.

In the fourth quarter of 2008, the Company made a formal decision to pursue the sale of its general partnership interest in the VIE.  This decision, and the resulting shortened holding period, resulted in a re-valuation of the underlying real estate and goodwill of the partnership.  The Company performed a valuation analysis on the underlying real estate, and as a result, recorded a $4,000 impairment charge to reduce its long-term asset's net book value to fair market value including a $394 impairment charge to write off the goodwill associated with the management contract.

During October and November 2008, the Company repurchased and retired $60,000 principal amount (with a carrying value of $57,367) of its exchangeable senior notes for $45,360, in several privately-negotiated transactions resulting in a gain on early extinguishment of debt of $11,304, after the write off of $703 unamortized debt issuance costs.

Included in discontinued operations for 2009 are the operating results of the 2009 Disposed Communities.  Included in discontinued operations for 2008 are the operating results of the 2009 and 2008 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the $24,314 gain on disposition of property reported for 2009 is the sale of five apartment communities.  Included in the $51,560 gain on disposition of property reported for 2008 is the sale of fifteen apartment communities.

Net income decreased $46,127 in 2009 primarily due to there being no gain on early extinguishment of debt, a decrease in gain on disposition of property of $27,246 and $6,544 lower income from discontinued operations in 2009 compared to 2008.

Comparison of year ended December 31, 2008 to year ended December 31, 2007.

The Company owned 97 communities with 33,227 apartment units throughout 2007 and 2008 where comparable operating results are available for the years presented (the "2008 Core Properties").  For the year ended December 31, 2008, the 2008 Core Properties showed an increase in total revenues of 3.5% and a net operating income increase of 3.3% over the 2007 period.  Property level operating expenses increased 3.7%.  Average physical occupancy for the 2008 Core Properties increased from 94.8% to 95.0%, with average monthly rental rates increasing 2.8% to $1,141 per apartment unit.

A summary of the 2008 Core Properties NOI is as follows:
	2008	2007	$ Change	% Change
Rent	$426,788	$415,934	$10,854	2.6%
Utility recovery revenue	19,649	16,920	2,729	16.1%
Rent including recoveries	446,437	432,854	13,583	3.1%
Other income	19,597	17,557	2,040	11.6%
Total revenue	466,034	450,411	15,623	3.5%
Operating and maintenance	(193,690)	(186,774)	(6,916)	(3.7%)
Net operating income	$272,344	$263,637	$8,707	3.3%

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

A summary of the NOI from continuing operations for the Company as a whole is as follows:
	2008	2007	$ Change	% Change
Rent	$452,142	$434,475	$17,667	4.1%
Utility recovery revenue	20,155	17,123	3,032	17.7%
Rent including recoveries	472,297	451,598	20,699	4.6%
Other income	21,181	18,288	2,893	15.8%
Total revenue	493,478	469,886	23,592	5.0%
Operating and maintenance	(207,517)	(196,121)	(11,396)	(5.8%)
Net operating income	$285,961	$273,765	$12,196	4.5%

During 2009, the Company disposed of five properties in three transactions with a total of 1,333 units, which had full year results for 2008 and 2007 (the "2009 Disposed Communities").  During 2008, the Company disposed of fifteen properties in six transactions with a total of 1,227 units, which had partial results for 2008 and full year results for 2007 (the "2008 Disposed Communities").  During 2007, the Company disposed of five properties with a total of 1,084 units, which had partial results for 2007 (the "2007 Disposed Communities").  The results of these disposed properties have been reflected in discontinued operations and are not included in the table above.

For the year ended December 31, 2008, income from continuing operations increased by $5,458 when compared to the year ended December 31, 2007.  The increase was primarily attributable to the following factors:  an increase in rental income of $17,667, an increase in property other income of $5,925, and a gain on early extinguishment of debt of $11,304.  These increases were partially offset by a decrease in interest and other income of $2,521, an increase in operating and maintenance expense of $11,396, an increase in general and administrative expense of $2,076, an increase in interest expense of $1,771, an increase in depreciation and amortization of $7,673, and an impairment of assets held as general partner of $4,000.  Each of the items are described in more detail below.

Of the $20,699 increase in rental income including utility recoveries, $5,003 is attributable to the 2007 Acquisition Communities, $2,137 is attributable to the 2008 Acquisition Communities partially offset by a $24 decrease attributable to the consolidation of the VIE.  The balance of $13,583 relates to a 3.1% increase from the 2008 Core Properties due primarily to an increase of 2.8% in weighted average rental rates, accompanied by a decrease in economic occupancy from 93.9% to 93.8%, resulting in 2.6% rental growth before utility recovery revenue.  Included in the Core increase is $2,729 which represents increased utility recovery revenue compared to 2007 attributable to the Company's water & sewer, heat, and electric recovery programs, which were initiated in the second quarter of 2005 and phased in through the third quarter of 2007.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2008 by $2,893.  Of this increase, $330 is attributable to the 2007 Acquisition Communities and $572 is attributable to the 2008 Acquisition Communities; partially offset by a $49 decrease attributable to the VIE.  The balance of $2,040 relates to an 11.6% increase from the 2008 Core Properties resulting from increased emphasis on charging early termination fees and late charges as compared to 2007.

Interest income decreased $1,799 due to a lower level of invested excess cash on hand.  The 2007 period realized higher interest income from proceeds of the fourth quarter 2006 and second half 2007 property dispositions and proceeds from exchangeable senior notes awaiting reinvestment into replacement and development property.

Other income, which is comprised of management and other real estate service fees recognized by the Company, decreased by $723, primarily due to a $612 reduction in post closing consultation fees recognized between periods.  The first half of 2007 realized higher fees as a result of the significant fourth quarter 2006 property dispositions.

Of the $11,396 increase in operating and maintenance expenses, $3,023 is attributable to the 2007 Acquisition Communities, $699 is attributable to the 2008 Acquisition Communities and a $758 increase attributable to the consolidation of the VIE reflecting an increase in repairs & maintenance that occurred in 2008.  The balance for the 2008 Core Properties, a $6,916 increase in operating expenses or 3.7%, is primarily a result of increases in repairs and maintenance, property insurance and real estate taxes.  These increases were offset in part by reductions in gas heating and snow removal costs.

The breakdown of operating and maintenance costs for the 2008 Core Properties by line item is listed below:
	2008	2007	$ Variance	% Variance
Electricity	$8,144	$7,737	$(407)	(5.3%)
Gas	18,131	18,943	812	4.3%
Water & sewer	12,873	12,403	(470)	(3.8%)
Repairs & maintenance	28,388	26,368	(2,020)	(7.7%)
Personnel expense	42,051	41,232	(819)	(2.0%)
Advertising	4,150	4,358	208	4.8%
Legal & professional	1,736	1,355	(381)	(28.1%)
Office & telephone	5,219	5,312	93	1.8%
Property insurance	11,582	9,733	(1,849)	(19.0%)
Real estate taxes	43,223	41,036	(2,187)	(5.3%)
Snow	662	1,034	372	36.0%
Trash	3,198	2,744	(454)	(16.5%)
Property management G&A	14,333	14,519	186	1.3%
Total	$193,690	$186,774	$(6,916)	(3.7%)

Natural gas heating costs were down $812, or 4.3%, from 2007, due mostly from decreases in natural gas pricing as a direct result of the Company's natural gas purchasing program.  For 2008, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $11.38 per decatherm compared to $11.89 for the 2007 period, a 4.3% decrease.  The savings on the commodity was partially offset by a slight increase in consumption during 2008.

Water & sewer costs were up $470, or 3.8% from 2007, due primarily to two properties realizing refunds of $223 during 2007 relating to the correction of metering issues that did not reoccur in 2008, with the balance of the increase, $247, or 2.0%, attributable to general cost increases being assessed by local municipalities; however, the water & sewer recovery program, which became fully phased in during 2006, enables the Company to recapture much of these cost increases from our residents.

Repairs & maintenance expenses were up $2,020, or 7.7%, primarily due to the 2007 period including $602 more in recoveries from insurance claims.  Without the impacts of these insurance recoveries, the recurring repairs & maintenance expenses increased $1,418, or 5.4%, mostly in contract repairs and cleaning.

Personnel expenses were up $819 or 2.0% over 2007.  Of the increase, $798 is reflective of changes in health and workers compensation reserves between periods.  In 2007, reserves were increased by $779 as compared to 2008, where we were able to decrease these reserves by $19.  The swing in the reserves between periods reflects the variable nature of health and workers compensation claims. The balance of the increase in personnel costs after reserve changes was $1,617, or 3.9%, which includes a 2.7% salary and wage increase between periods.

Advertising expenses were down $208, or 4.8% in 2008 and is reflective of the resident marketing program which places less emphasis and spending on print media and more focus on referrals and internet based methods which have resulted in a 10% increase in traffic in 2008 as compared to 2007.

Legal & professional expenses were up $381, or 28.1%, primarily due to a specific reserve for pending litigation.

Property insurance costs increased $1,849, or 19.0%, primarily attributed to a change in how the Company is exposed to the self-insurance portion of the November 1, 2008 policy renewal.  Historically, we had a $250 deductible per occurrence, so we were responsible for the first $250 on a large fire loss.  For the 2008 policy year, we were responsible for an aggregate retention amount of $2,250 for all losses before a smaller deductible of $100 on each occurrence thereafter.  In looking at the year from an actuarial perspective, the new pricing should produce similar results over the 12-month policy period, but could produce volatility for the year.  Less than two months into the policy period, we suffered a $1,300 loss from a large fire on Christmas night 2008, or almost 60% of the aggregate retention for the year.  As we are 100% responsible for this loss, the entire $1,300 loss was recognized in December, 2008.

Real estate taxes were up $2,187, or 5.3%.  The contributing factor was $1,081 in refunds received in 2007 from successful tax assessment appeals compared to $590 in the 2008 period.  Without the impact of refunds, recurring taxes were up $1,696, or 4.1%.

Snow removal costs were down $372, or 36.0%.  The year 2007 produced above normal snowfalls compared to below normal snowfalls in 2008.

Trash removal costs were up $454, or 16.5%, driven by higher costs, including fuel surcharges, being passed through to the Company by trash haulers.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2008 Core Properties was 41.6% for 2008 as compared to 41.5% for 2007.  The consistent performance resulted from the 3.5% increase in total revenue achieved through ongoing efforts to upgrade and reposition properties for maximum potential and a full year impact of the Company's roll out of its heating cost recovery program, which began in 2005; partially offset by the 3.7% increase in operating and maintenance expense.  In general, the Company's operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses ("G&A") increased in 2008 by $2,076 or 8.9% from $23,412 in 2007 to $25,488 in 2008.  G&A as a percentage of total revenues (including discontinued operations and gain on early extinguishment of debt) were 4.8% for 2008 as compared to 4.6% for 2007.  If not for $520 in one-time uncompleted transaction costs expensed in the third quarter of 2007, the G&A as a percentage of total revenues would have been 4.5% in 2007.  Stock-based compensation expenses were up $1,016 in 2008 as compared to 2007.  The 2008 stock plan contained vesting conditions that triggered a $388 increase in director restricted stock compensation recognized in the second quarter of 2008 as compared to the terms in the prior plans.  It is important to note that this is a timing difference only and that the total value of the stock awards was similar between years.  Also, the change in estimated forfeitures from the 2003 grant year added $195 more expense in the current period.  Incentive bonus expense was up $835 in 2008 as compared to 2007, which was driven by the increases in the Company's operating performance and increases in base salaries as compared to prior year.  The rollout, training and support of the new property management systems accounted for staff and consulting increases of $328 within the information systems department.  Additionally, the ramp-up of the development department accounted for a $285 increase.  A decrease of $312, or 21.0%, was realized in the external costs incurred for auditing, tax and consultation expense, including costs to comply with Section 404 of Sarbanes-Oxley.

Interest expense increased by $1,771 in 2008 primarily as a result of a full year of interest expense for the 2007 Acquisition Communities, increased borrowings on the line of credit and the increased borrowings for the 2008 Acquisition Communities.  In addition, amortization from deferred charges relating to the financing of properties totaled $2,933 and $2,830, and was included in interest expense for 2008 and 2007, respectively.

Depreciation and amortization expense increased $7,673 due to the incremental depreciation on the capital expenditures for additions and improvements to the 2008 Core Properties of $90,530 and $76,084 in 2008 and 2007, respectively, a full year of depreciation expense for the 2007 Acquisition Communities as well as the additional depreciation expense on the 2008 Acquisition Communities.

In the fourth quarter of 2008, the Company made a formal decision to pursue the sale of its general partnership interest in the VIE.  This decision, and the resulting shortened holding period, resulted in a re-valuation of the underlying real estate and goodwill of the partnership.  The Company performed a valuation analysis on the underlying real estate, and as a result, recorded a $4,000 impairment charge to reduce its long-term asset's net book value to fair market value including a $394 impairment charge to write off the goodwill associated with the management contract.

During October and November 2008, the Company repurchased and retired $60,000 principal amount (with a carrying value of $57,367) of its exchangeable senior notes for $45,360, in several privately-negotiated transactions resulting in a gain on early extinguishment of debt of $11,304, after the write off of $703 unamortized debt issuance costs, which was recorded in the fourth quarter of 2008.

Included in discontinued operations for 2008 are the operating results, net of minority interest, of the 2009 and 2008 Disposed Communities.  Included in discontinued operations for 2007 are the operating results, net of minority interest, of the 2009, 2008 and 2007 Disposed Communities.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

Included in the $51,560 gain on disposition of property reported for 2008 is the sale of fifteen apartment communities.  Included in the $42,126 gain on disposition of property reported for 2007 is the sale of five apartment communities.

Net income increased $10,696 primarily due to the $11,304 gain of early extinguishment of debt and an increase in gain on sale of discontinued operations of $9,434 in 2008 compared to 2007; partially offset by $5,846 lower income from continuing operations before gain on early extinguishment of debt and $4,196 lower income from discontinued operations in 2008 compared to 2007.

Liquidity and Capital Resources

General

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at December 31, 2009 (no change from initial rating) is a corporate credit rating of "BBB" (Triple-B).

The Company's principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisition and development of additional properties and debt repayments.  The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.

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

Specific to 2009, and in response to the constrictions in the credit market, the Company pursued certain initiatives as follows:  1) The Company replaced the $140 million existing unsecured line of credit with a new $175 million facility which matures August 31, 2011.  Pricing was more expensive, and moved from interest at 0.75% over the one-month LIBOR to a spread today of 3.00% with a LIBOR floor of 1.5%.  In addition, up-front and on-going fees add another approximate 75 basis points to pricing.  2) During 2009, the Company had increased the level of the value of unencumbered properties in relationship to the total property portfolio from 19% to 20%.  This higher level adds flexibility, allowing the Company to place secured financing on unencumbered assets if desired.  3) The Company benefits from its multifamily focus as the Government Sponsored Enterprises ("GSEs") Fannie Mae and Freddie Mac are still very active lending to apartment owners.  The Company refinanced debt maturing in 2010 early, reducing the level of secured loans maturing in 2010 from $334 million to $146 million.  4)  The Company initiated an At-The-Market (“ATM”) equity offering program through which it may sell up to 3.7 million shares of common stock, not to exceed $150 million of gross proceeds.  Including trades which closed the first few days of January, 2010, the Company issued 1,041,200 shares generating net proceeds of $47 million.

For 2010, plans include increasing the level of the value of unencumbered properties to over 21% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly less than the level at December 31, 2009 and issuing the remainder of the dollar value authorized under the ATM program at levels above NAV.

Cash Flow Summary

The Company's net cash flow from operating activities decreased from $160 million in 2008, to $150 million in 2009.  The $10 million decrease was principally due to $12 million lower accounts payable and other accrued expenses at the end of 2009 compared to 2008.  The primary liability accounts showing a decrease between periods were: accrued bonuses which were $2 million lower at the 2009 year end as a result of lower operating performance, self-insurance reserves which decreased $2 million due to the emphasis in closing claims and the impact of safety measures leading to lower actuarially computed losses, accounts payable which decreased $8 million due to lower capital expenditures and taking advantage of early payment discounts during the fourth quarter of 2009, and $1 million lower accrued payroll as a result of there being fewer unpaid days at the end of 2009.

Cash used in investing activities was $48 million during 2009 compared to $81 million for 2008.  Cash outflows for the purchase of properties and land for development were $35 million and $28 million, respectively for 2008 as compared to no spending during 2009.  The lack of property and land acquisitions during 2009 is due to the acquisition environment not producing accretive acquisition opportunities.  Cash outflows for capital improvements were $79 million during 2009 as compared to $107 million for 2008.  The $28 million lower outflow in 2009 reflects management’s conscious efforts to conserve cash and focus only on selective rehabilitation in markets that are able to support rent increases.  Cash outflows for additions to construction in progress were $74 million in 2009 as compared to $33 million in 2008.  The higher spending on development in 2009 reflects the ongoing construction of two communities which will be placed into service in 2010.  During 2009, the proceeds from the sale of five communities yielded $106 million or $81,000 per apartment unit as compared to $122 million or $101,000 per apartment unit in 2008 from the sale of fifteen properties.  The lower sale price per unit in 2009 is reflective of the locations and cap rates of the sold properties as compared to the 2008 sales.

Net cash used in financing activities totaled $100 million in 2009, primarily as a result of net proceeds of the ATM common stock offering of $39 million and proceeds from stock option exercises of $8 million; more than offset by distributions paid to shareholders and UPREIT Unitholders of $122 million, a net paydown of $17 million on the line of credit and payments of borrowing costs of $7 million.  Net cash used in financing activities totaled $79 million for 2008, primarily as a result of net borrowing under our line of credit of $69 million, net borrowing on mortgage notes of $64 million and proceeds from stock option exercises of $11 million, more than offset by distributions paid to shareholders and UPREIT Unitholders of $120 million, common stock repurchases of $54 million and $45 million for early extinguishment of exchangeable senior notes with a principal amount of $60 million.

Line of Credit

As of December 31, 2009, the Company had a $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which expires August 31, 2011, with a one-year extension, at the Company’s option.  The Company had $53.5 million outstanding under the credit facility on December 31, 2009.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2009, the Company had outstanding letters of credit of $5.8 million.  As of December 31, 2009, the amount available on the credit facility was $115.7 million (net of $5.8 million which was restricted to support letters of credit and net of $53.5 million in outstanding borrowings).  Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%.  The one-month LIBOR was 0.23% at December 31, 2009, resulting in an effective rate of 4.75% for the Company.

Accordingly, increases in interest rates will increase the Company's interest expense and as a result will affect the Company's results of operations and financial condition.

Indebtedness

As of December 31, 2009, the weighted average interest rate on the Company's total indebtedness of $2.3 billion was 5.56% with staggered maturities averaging approximately six and one quarter years.  Approximately 89% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company's results of operations and cash flows.

Unencumbered Assets

The Company increased the percentage of unencumbered assets of the total property pool.  At the end of 2007, free and clear assets inclusive of unencumbered development properties, were 16% of the property portfolio.  This grew to 19% at year end 2008 and to 20% as of December 31, 2009.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company's unsecured line of credit agreement.  The Company estimates that, under current underwriting standards, approximately $400 million borrowing capacity is available at December 31, 2009.

Exchangeable Senior Notes

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

UPREIT Units

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  During 2008 and 2009, the Company did not issue any UPREIT Units as consideration for acquired properties.

Property Dispositions

During 2009, the Company sold five communities, with a total of 1,333 units, for $108.3 million.  A gain on sale of approximately $24.3 million was realized from these sales.  The weighted average first year capitalization rate projected on these dispositions was 7.8%.

During 2008, the Company sold 15 communities for a total sales price of $124.5 million.  A gain on sale of approximately $51.6 million was realized from these sales. The Company was able to sell these properties at a weighted average first year capitalization rate of 6.8%.

Management has not specifically targeted additional communities for sale in 2010 but will continue to evaluate the sale of its communities.  The Company has not anticipated closing on sales in its budget for 2010.

Universal Shelf Registration

On April 4, 2007, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.  The registration statement expires in April 2010.  The Company plans to file a new registration statement before the existing one expires.

Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP")

The Company's DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock.  In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock.  The maximum monthly investment permitted without prior Company approval is currently $10,000.  The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company's behalf or new share issuances.  Management monitors the relationship between the Company's stock price and its estimated net asset value (“NAV”).  During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares.  At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market.  In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment.  No such waivers were granted during 2008 or 2009.

Series F Preferred Shares

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

Stock Repurchase Program

In 1997, the Company's Board of Directors (the "Board") approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target stock price or a specific timetable for repurchase.  At December 31, 2007, there was approval remaining to purchase 1,362,748 shares.  During 2008, the Company repurchased 1,071,588 shares of its outstanding common stock at a cost of $50 million at a weighted average price of $46.66 per share.  On May 1, 2008, the Board approved a 2,000,000-share increase in the stock repurchase program, resulting in a remaining authorization level of 2,291,160 shares as of December 31, 2008.  There were no repurchases under the Company Program during 2009.  The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development.  At the present time, the Company has no intention of buying any stock back during 2010.

At-The-Market Equity Offering Program

On December 3, 2009, the Company initiated an “At-The-Market” ("ATM") equity offering program through which it may sell up to 3.7 million shares of common stock (not to exceed $150 million of gross proceeds), from time to time in ATM offerings or negotiated transactions.  During the year ended December 31, 2009, the Company issued 871,600 shares of common stock at an average price per share of $45.70, for aggregate gross proceeds of $39.8 million.  Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $0.8 million were $39.0 million.  In addition, the Company issued an additional 169,600 shares of common stock at an average price per share of $48.37, for aggregate proceeds of $8.2 million with a trade date in December 2009 and a settlement date in January 2010.  Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $0.2 million were $8.0 million.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these financial statements, management has utilized information available including industry practice and its own past history in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize.  However, application of the accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates which may impact comparability of the Company's results of operations to those of companies in similar businesses.

Disclosure of critical and significant accounting policies is incorporated herein by reference to the discussion under Part IV, Item 15, Notes to Consolidated Financial Statements, Notes 2 and 3.

Variable Interest Entities (dollars in thousands, except unit data)

The Company is the general partner in one variable interest entity ("VIE") with a total of 868 units syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has certain operating deficit and tax credit guarantees to the limited partner of that partnership.  The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The effect on the Consolidated Balance Sheets of including this VIE as of December 31, 2009 and 2008 includes total assets of $11,436 and $14,136, total liabilities of $17,060 and $18,056 and partners’ deficit of  $5,624 and $3,920, respectively.  The VIE is included in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007.

During 2008, the Company determined to pursue a strategy to sell its general partner interest in the VIE as a result of continued deterioration in property performance and the surrounding market in general.  In addition, the Limited Partner of the VIE agreed to allow the Company to pursue an exit strategy.  The Company has the property under contract for sale with significant outstanding contingencies that need to be resolved, including limited partner approval and a pending refinancing, before the property can be sold.  The decision to pursue a plan to exit the property lead to a re-evaluation of the holding period cash flows and resulting fair market value of the VIE's assets under the authoritative guidance for impairment of long-lived assets (ASC 360-10).  Under the authoritative guidance, the Company estimated the undiscounted cash flows for the holding period along with a residual sales value.  The undiscounted cash flows of the assets did not equal or exceed the assets net book value, which is indicative of an impairment of the asset.  In order to determine the amount of the impairment, the Company calculated the fair value of the assets by using a weighted combination of a direct capitalization approach and a comparable sales approach, as this combination was deemed to be the most indicative of the Company's fair value in an orderly transaction between market participants.  The data used to determine the fair market value included historical industry data for estimated capitalization rates, historical and budgeted NOI for the VIE, and recent comparable sales in the market in which the property is located.  This resulted in an impairment charge of $4,000 (including $394 of goodwill), which is included in the impairment of assets held as general partner for the year ended December 31, 2008.  The events leading to the impairment of the VIE and the pending contract contingencies do not satisfy the criteria for held for sale treatment, accordingly, the VIE is not included in discontinued operations for the periods presented.

Acquisitions and Dispositions (dollars in thousands, except unit and per unit data)

In 2009, the Company sold five properties with a total of 1,333 units for total consideration of $108,300, or an average of $81,250 per unit.  The weighted average expected first year cap rate of the 2009 Disposed Communities was 7.8%.  The weighted average unleveraged IRR during the Company's ownership for the properties sold was 9.6%.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, exchangeable senior notes and mortgage notes payable.  The Company's line of credit matures in August 2011 (not including a one-year extension, at the option of the Company), and had $53.5 million outstanding at December 31, 2009.  The $2.1 billion in mortgage notes payable have varying maturities ranging from 4 months to 25 years.  The principal payments on the mortgage notes payable for the years subsequent to December 31, 2009, are set forth in the table below as "Long-term debt."

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125%.  The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the indenture of $0.64 per share.  The adjusted exchange price at December 31, 2009 was $72.87 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company's option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.  During October and November 2008, the Company repurchased and retired $60 million principal amount (with a carrying value of $57.4 million) of its exchangeable senior notes for $45.4 million, in several privately-negotiated transactions at a 24.4% discount from the principal amount.  An adjusted gain on debt extinguishment of $11.3 million (after the write off of $0.7 million unamortized debt issuance costs) was recorded in the fourth quarter of 2008, as compared to the originally reported gain of $13.9 million.  The adjustment is as a result of recently adopted accounting standards as more fully described in Note 3.

The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.  In July 2009, the Company extended the lease on its corporate office space through September 2019, plus two five-year renewal options.  The new lease term commenced on October 1, 2009.  These leases are set forth in the table below as "Operating leases."

Purchase obligations represent those costs that the Company is contractually obligated to pay in the future.  The significant components of this caption are costs for capital improvements at the Company's properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising.  The purchase obligations include amounts tied to contracts, some of which expire in 2010.  It is the Company's intention to renew these normal operating contracts, however, there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt (1)	$2,112,645	$173,084	$320,965	$144,996	$222,716	$106,351	$1,144,533
Exchangeable senior notes (1)	140,000	-	140,000	-	-	-	-
Line of credit (1)	53,500	-	53,500	-	-	-	-
Operating leases	10,636	1,835	1,629	1,579	1,390	1,414	2,789
Purchase obligations	10,655	10,623	30	2	-	-	-
Total (2)	$2,327,436	$185,542	$516,124	$146,577	$224,106	$107,765	$1,147,322

(1)	Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Notes 6, 7 and 8.

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

The Company's policy is to capitalize costs related to the acquisition, development, rehabilitation, construction and improvement of properties.  Capital improvements are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred.  Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn.  Recurring capital improvements typically include appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, new roofs, site improvements and various exterior building improvements.  Non-recurring, revenue generating capital improvements include, among other items, community centers, new windows, and kitchen/bath apartment upgrades.  Revenue generating capital improvements will directly result in rental earnings or expense savings.  The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment.  Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.
				Maintenance
			Capitalized	Expense	Total
	Capitalized		Expenditure	Cost per	Cost per
	Cost per	Useful	Per Unit	Unit	Unit
Category	Unit	Life(1)	Per Year(2)	Per Year(3)	Per Year
Appliances	$1,436	9	$160	$13	$173
Blinds/shades	135	3	45	7	52
Carpets/cleaning	770	4	193	180	373
Computers, equipment, misc.(4)	120	6	20	18	38
Contract repairs	-	-	-	147	147
Exterior painting (5)	84	3	28	-	28
Flooring	250	9	28	-	28
Furnace/air (HVAC)	824	24	34	105	139
Hot water heater	260	7	37	-	37
Interior painting	-	-	-	205	205
Kitchen/bath cabinets upgrade	1,200	15	80	-	80
Landscaping site	-	-	-	131	131
New roof	800	24	33	-	33
Parking lot site	540	15	36	-	36
Pool/exercise facility	119	15	8	54	62
Windows major	1,505	20	75	-	75
Miscellaneous (6)	385	17	23	-	23
Total	$8,428		$800	$860	$1,660

(1)	Estimated weighted average actual physical useful life of the expenditure capitalized.

(2)	This amount is not necessarily incurred each and every year. Some years will be higher, or lower depending on the timing of certain longer life expenditures.

(3)
These expenses are included in the Operating and Maintenance line item of the Consolidated Statement of Operations.  Maintenance labor costs are not included in the $860 per unit estimate.  All personnel costs for site supervision, leasing agents, and maintenance staff are combined and disclosed in the Company's Core Properties expense detail schedule.

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

The Company estimates that approximately $800 and $780 per unit was spent on recurring capital expenditures in 2009 and 2008, respectively.  The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:
	For the year ended December 31,
	2009						2008
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
New buildings	$-	$-	$723	$20	$723	$20	$2,968	$85
Major bldg improvements	4,483	125	9,908	278	14,391	403	17,525	503
Roof replacements	1,174	33	1,591	45	2,765	78	4,477	128
Site improvements	1,566	44	3,974	112	5,540	156	10,462	300
Apartment upgrades	5,717	161	17,733	498	23,450	659	33,484	961
Appliances	4,430	125	82	2	4,512	127	5,670	163
Carpeting/flooring	7,863	221	2,817	79	10,680	300	12,595	361
HVAC/mechanicals	2,526	71	6,684	188	9,210	259	10,962	315
Miscellaneous	706	20	1,164	33	1,870	53	2,705	78
Totals	$28,465	$800	$44,676	$1,255	$73,141	$2,055	$100,848	$2,894

(a)
Calculated using the weighted average number of units owned, including 34,768 core units and 2008 acquisition units of 813 for the year ended December 31, 2009 and 34,768 core units and 2008 acquisition units of 85 for the year ended December 31, 2008.

The schedule below summarizes the breakdown of total capital improvements between core and non-core:
	For the year ended December 31,
	2009						2008
	Recurring	(b)	Non-recurring	(b)	Total Capital	(b)	Total Capital	(b)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
Core Communities	$27,815	$800	$41,726	$1,200	$69,541	$2,000	$100,751	$2,898
2008 Acquisition Communities	650	800	2,950	3,628	3,600	4,428	97	1,141
Subtotal	28,465	800	44,676	1,255	73,141	2,055	100,848	2,894
2009 Disposed Communities	418	776	216	401	634	1,177	3,483	2,613
2008 Disposed Communities	-	-	-	-	-	-	1,150	1,759
Corporate office (1)	-	-	-	-	1,959	-	3,656	-
Totals	$28,883	$800	$44,892	$1,243	$75,734	$2,043	$109,137	$2,863

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 34,768 core units, 2008 acquisition units of 813 and 2009 disposed units of 539 for the year ended December 31, 2009; and 34,768 core units, 2008 acquisition units of 85, 2009 disposed units of 1,333 and 2008 disposed units of 654 for the year ended December 31, 2008.

Environmental Issues

Phase I environmental site assessments have been completed on substantially all of the Owned Properties.  As of December 31, 2009, there were no recorded amounts resulting from environmental liabilities as there were no known contingencies with respect thereto.  Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

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

Recent Accounting Pronouncements

Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part IV, Item 15, Notes to Consolidated Financial Statements, Note 3.

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

In the fourth quarter of 2007, throughout 2008, 2009 and continuing into 2010, the sub-prime issue put significant pressure on the mortgage lending industry.  This led to problems in the financial system which developed into the worst recession since the Great Depression.  The credit markets tightened, consumer confidence plunged and unemployment soared.  The Company has continued to receive favorable financing at market rates of interest.  Its occupancy at 95.0% in 2008 and 94.9% in 2009 was the highest it has been since 2000 and financial performance continued strong.  However, a recessionary economy and increasing job losses typically slow household formations which could affect occupancy and decrease the Company's ability to raise rents.  In light of this, we will continue to review our business strategy throughout the year.  However, we believe that given our B-class property type and the geographic regions in which we are located, the Company's financial performance will be affected less negatively than its peers.

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

Forward-Looking Statements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk.  At December 31, 2009 and December 31, 2008, approximately 89% and 95%, respectively, of the Company's debt bore interest at fixed rates.  At December 31, 2009 and 2008, approximately 83% and 89%, respectively, of the Company's debt was secured and bore interest at fixed rates.  The secured fixed rate debt had weighted average maturities of approximately 5.35 and 5.46 years and a weighted average interest rate of approximately 5.86% and 5.77% at December 31, 2009 and 2008, respectively.  The remainder of the Company's secured debt bore interest at variable rates with a weighted average maturity of approximately 7.75 and 13.21 years and a weighted average interest rate of 2.92% and 2.02%, for 2009 and 2008, respectively.  The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future.  On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date.  The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

At December 31, 2009 and December 31, 2008, the fair value of the Company's fixed and variable rate secured debt amounted to a liability of $2.15 billion and $2.08 billion, respectively, compared to its carrying amount of $2.11 billion and $2.11 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at December 31, 2009 would have changed the fair value of the Company's fixed and variable rate secured debt to a liability of $2.06 billion and would result in $2 million higher interest expense on the variable rate secured debt.  At December 31, 2009 and December 31, 2008, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2.34 billion and $2.26 billion, respectively, compared to its carrying amount of $2.30 billion and $2.32 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company's access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2009, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of December 31, 2009, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and have determined that such disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.  In addition, management has not identified any material weaknesses in the Company's internal controls.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Except for information pertaining to the executive officers of the Company, the information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 4, 2010.  The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

See Item 4A in Part I hereof for information regarding executive officers of the Company.

Item 11.                      Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 4, 2010.   The proxy statement will be filed within 120 days after the end of the Company's last fiscal year.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 4, 2010.  The proxy statement will be filed within 120 days after the end of the Company's last fiscal year.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 4, 2010.  The proxy statement will be filed within 120 days after the end of the Company's last fiscal year.

Item 14.                      Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 4, 2010, under "Report of the Audit Committee" and "Principal Accounting Fees and Services."  The proxy statement will be filed within 120 days after the end of the Company's fiscal year.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a) 1 and (a) 2.  Financial Statements and Schedules

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

  HOME PROPERTIES, INC.

Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets
as of December 31, 2009 and 2008	56
Consolidated Statements of Operations
for the Years Ended December 31, 2009, 2008 and 2007	57
Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the Years Ended December 31, 2009, 2008 and 2007	58
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2009, 2008 and 2007	59
Notes to Consolidated Financial Statements	60
Schedule II:
Valuation and Qualifying Accounts	83
Schedule III:
Real Estate and Accumulated Depreciation	84
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits

See Exhibit Index.	89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Home Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the "Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt and the manner in which it accounts for noncontrolling interests in 2009.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2010

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008
(Dollars in thousands, except share and per share data)
	2009	2008
ASSETS
Real estate:
Land	$508,087	$515,610
Construction in progress	184,617	111,039
Buildings, improvements and equipment	3,223,275	3,245,741
	3,915,979	3,872,390
Less: accumulated depreciation	(733,142)	(636,970)
Real estate, net	3,182,837	3,235,420
Cash and cash equivalents	8,809	6,567
Cash in escrows	27,278	27,904
Accounts receivable, net	14,137	14,078
Prepaid expenses	16,783	16,277
Deferred charges, net	13,931	11,360
Other assets, net	4,259	5,488
Total assets	$3,268,034	$3,317,094
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$2,112,645	$2,112,331
Exchangeable senior notes, net	136,136	134,169
Line of credit	53,500	71,000
Accounts payable	19,695	23,731
Accrued interest payable	10,661	10,845
Accrued expenses and other liabilities	27,989	32,043
Security deposits	19,334	21,443
Total liabilities	2,379,960	2,405,562
Commitments and contingencies
Equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 34,655,428 and 32,431,304 shares issued and outstanding at December 31, 2009 and 2008, respectively	347	324
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Additional paid-in capital	922,078	857,415
Distributions in excess of accumulated earnings	(261,313)	(206,961)
Total common stockholders' equity	661,112	650,778
Noncontrolling interest	226,962	260,754
Total equity	888,074	911,532
Total liabilities and equity	$3,268,034	$3,317,094

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, except share and per share data)

	2009	2008	2007
Revenues:
Rental income	$462,086	$452,142	$434,475
Property other income	40,764	41,336	35,411
Interest income	59	165	1,964
Other income	700	400	1,123
Total revenues	503,609	494,043	472,973
Expenses:
Operating and maintenance	211,265	207,517	196,121
General and administrative	24,476	25,488	23,412
Interest	122,814	119,330	117,559
Depreciation and amortization	119,689	111,310	103,637
Impairment of assets held as general partner	-	4,000	-
Total expenses	478,244	467,645	440,729
Income from operations before gain on early extinguishment of debt	25,365	26,398	32,244
Gain on early extinguishment of debt	-	11,304	-
Income from continuing operations	25,365	37,702	32,244
Discontinued operations:
Income (loss) from discontinued operations	(2,601)	3,943	8,139
Gain on disposition of property	24,314	51,560	42,126
Discontinued operations	21,713	55,503	50,265
Net income	47,078	93,205	82,509
Net income attributable to noncontrolling interest	(12,659)	(27,124)	(22,712)
Preferred dividends	-	-	(1,290)
Preferred stock issuance costs write-off	-	-	(1,902)
Net income attributable to common shareholders	$34,419	$66,081	$56,605

Basic earnings per share data:
Income from continuing operations	$0.56	$0.84	$0.63
Discontinued operations	0.48	1.23	1.08
Net income attributable to common shareholders	$1.04	$2.07	$1.71

Diluted earnings per share data:
Income from continuing operations	$0.56	$0.82	$0.61
Discontinued operations	0.48	1.22	1.06
Net income attributable to common shareholders	$1.04	$2.04	$1.67

Weighted average number of shares outstanding:
Basic	33,040,839	31,991,817	33,130,067
Diluted	33,172,116	32,332,688	33,794,526

Dividends declared per share	$2.68	$2.65	$2.61

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, except share and per share data)

	Preferred				Distributions	Accumulated
	Stock at			Additional	in Excess of	Other	Non-
	Liquidation	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Preference	Shares	Amount	Capital	Earnings	Income	Interest	Totals
Balance, December 31, 2006	$60,000	33,103,247	$331	$852,036	$(156,921)	$171	$282,542	$1,038,159
Cumulative effect of change in accounting principle	-	-	-	9,753	(319)	-	3,776	13,210
Balance, December 31, 2006	60,000	33,103,247	331	861,789	(157,240)	171	286,318	1,051,369
Comprehensive income:
Net income	-	-	-	-	59,797	-	22,712	82,509
Change in fair value of hedge instruments	-	-	-	-	-	(171)	(35)	(206)
Comprehensive income								82,303
Issuance of common stock, net	-	318,318	3	15,553	-	-		15,556
Issuance of UPREIT Units	-	-	-	-	-	-	36,290	36,290
Repurchase of common stock	-	(1,299,269)	(13)	(61,217)	-	-	-	(61,230)
Redemption of preferred stock	(60,000)	-	-	1,902	(1,902)	-	-	(60,000)
Conversion of UPREIT Units for common stock	-	478,318	5	26,495	-	-	(10,025)	16,475
Reallocation of noncontrolling interest	-	-	-	18,524	-	-	(18,524)	-
Preferred dividends	-	-	-	-	(1,290)	-	-	(1,290)
Dividends and distributions paid ($2.61 per share)	-	-	-	-	(87,054)	-	(34,537)	(121,591)
Balance, December 31, 2007	-	32,600,614	326	863,046	(187,689)	-	282,199	957,882
Comprehensive income:
Net income	-	-	-	-	66,081	-	27,124	93,205
Issuance of common stock, net	-	370,714	3	16,824	-	-	-	16,827
Repurchase of common stock	-	(1,165,783)	(11)	(53,919)	-	-	-	(53,930)
Repurchase of convertible debt	-	-	-	88	(88)	-	-	-
Conversion of UPREIT Units for common stock	-	625,759	6	30,222	-	-	(12,435)	17,793
Reallocation of noncontrolling interest	-	-	-	1,154	-	-	(1,154)	-
Dividends and distributions paid ($2.65 per share)	-	-	-	-	(85,265)	-	(34,980)	(120,245)
Balance, December 31, 2008	-	32,431,304	324	857,415	(206,961)	-	260,754	911,532
Comprehensive income:
Net income	-	-	-	-	34,419	-	12,659	47,078
Issuance of common stock, net	-	1,234,816	12	53,927	-	-	-	53,939
Repurchase of common stock	-	(97,304)	-	(2,935)	-	-	-	(2,935)
Conversion of UPREIT Units for common stock	-	1,086,612	11	21,321	-	-	(21,332)	-
Reallocation of noncontrolling interest	-	-	-	(7,650)	-	-	7,650	-
Dividends and distributions paid ($2.68 per share)	-	-	-	-	(88,771)	-	(32,769)	(121,540)
Balance, December 31, 2009	$-	34,655,428	$347	$922,078	$(261,313)	$-	$226,962	$888,074

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands)
	2009	2008	2007
Cash flows from operating activities:
Net income	$47,078	$93,205	$82,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,148	115,560	113,389
Amortization of senior note debt discount	1,967	2,519	2,509
Impairment of assets held as general partner	-	4,000	-
Gain on disposition of property and business	(24,314)	(51,560)	(42,126)
Gain on early extinguishment of debt	-	(11,304)	-
Issuance of restricted stock, compensation cost of stock options and deferred compensation	7,291	5,990	5,869
Changes in assets and liabilities:
Cash held in escrows	1,359	2,086	993
Other assets	(372)	(6,307)	1,154
Accounts payable and accrued liabilities	(6,533)	5,892	(1,739)
Total adjustments	102,546	66,876	80,049
Net cash provided by operating activities	149,624	160,081	162,558
Cash flows from investing activities:
Purchase of properties and other assets, net of mortgage notes assumed and UPREIT Units issued	-	(34,866)	(107,656)
Purchase of land for development	-	(28,320)	(46,540)
Additions to properties	(79,292)	(107,430)	(86,537)
Additions to construction in progress	(73,627)	(33,019)	(15,151)
Proceeds from sale of properties, net	105,930	121,975	126,557
Withdrawals from (additions to) cash held in escrow, net	(576)	1,076	41,774
Net cash used in investing activities	(47,565)	(80,584)	(87,553)
Cash flows from financing activities:
Payments for early extinguishment of exchangeable senior notes	-	(45,360)	-
Proceeds from sale of common stock, net	46,648	10,837	9,687
Repurchase of Series F preferred stock	-	-	(60,000)
Repurchase of common stock	(2,935)	(53,930)	(61,230)
Proceeds from mortgage notes payable	266,483	242,862	244,797
Payments of mortgage notes payable	(264,248)	(178,621)	(198,405)
Proceeds from line of credit	481,500	490,500	248,000
Payments on line of credit	(499,000)	(422,000)	(245,500)
Payments of deferred loan costs	(6,592)	(3,021)	(1,908)
Withdrawals from (additions to) cash escrows, net	(133)	(61)	332
Dividends and distributions paid	(121,540)	(120,245)	(122,881)
Net cash used in financing activities	(99,817)	(79,039)	(187,108)
Net increase (decrease) in cash and cash equivalents	2,242	458	(112,103)
Cash and cash equivalents:
Beginning of year	6,567	6,109	118,212
End of year	$8,809	$6,567	$6,109

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1	ORGANIZATION

Organization

Home Properties, Inc. (the "Company") was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States.  The Company conducts its business through Home Properties, L.P. (the "Operating Partnership"), a New York limited partnership.  As of December 31, 2009, the Company operated 107 apartment communities with 36,947 apartments.  Of this total, the Company owned 105 communities, consisting of 35,797 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification ("ASC") 105-10 ("ASC 105-10" or the "Codification").  ASC 105-10 establishes the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  We have included references to the Codification, as appropriate, in these consolidated financial statements.  The Codification does not change GAAP and did not have an effect on our financial position and results of operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 74.7% of the limited partnership units in the Operating Partnership ("UPREIT Units") at December 31, 2009 (71.7% at December 31, 2008).  The remaining 25.3% is reflected as noncontrolling interest in these consolidated financial statements at December 31, 2009 (28.3% at December 31, 2008).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of stockholders’ equity and comprehensive income.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary ("QRS"), and owns the Company's share of the limited partner interests in the Operating Partnership.  For financing purposes, the Company has formed a limited liability company (the "LLC") and a partnership (the "Financing Partnership"), which beneficially own certain apartment communities encumbered by mortgage indebtedness.  The LLC is wholly owned by the Operating Partnership.  The Financing Partnership is owned 99.9% by the Operating Partnership and 0.1% by the QRS.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. ("HPRS" or the "Management Company").  The Management Company is a wholly owned subsidiary of the Company.  In addition, the Company consolidates one affordable housing limited partnership in accordance with the authoritative guidance for the consolidation of variable interest entities (ASC 810-10).  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

Real Estate

Real estate is recorded at cost.  Costs related to the development, construction and improvement of properties are capitalized.  Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements.  Non-recurring upgrades include, among other items, community centers, new appliances, new windows, kitchens and bathrooms.  Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn.  Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred.  When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income.

Interest costs are capitalized until construction is substantially complete.  The interest rate used for capitalization is the weighted average interest rate for all Company indebtedness, including amortization of debt issuance costs.  There was $8,900, $5,472 and $3,441 of interest capitalized in 2009, 2008 and 2007, respectively.  Salaries and related costs capitalized for the years ended December 31, 2009, 2008 and 2007 were $2,896, $3,537 and $1,967, respectively.

Management reviews its long-lived assets used in operations for impairment when, in accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets (ASC 360-10), there is an event or change in circumstances that indicates an impairment in value.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset's carrying value.  If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

The Company accounts for its acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement (ASC 805-10), which requires the assets and liabilities acquired to be recognized using fair value.  Typical assets and liabilities acquired include land, building, and personal property and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values.  Additionally, acquisition related costs are expensed in the periods in which the costs are incurred and the services are received.  The Company considers acquisitions of operating real estate assets to be businesses as that term is defined in the authoritative guidance.

The Company determines the fair value of the tangible assets of an acquired property (which includes the land, building, and personal property) by valuing the property as if it were vacant.  The as-if-vacant value is assigned to land, buildings, and personal property based on management's determination of the relative fair values of these assets.

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

The fair value of in-place leases is based upon the Company's evaluation of the specific characteristics of the leases.  Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on the property acquired.

The fair value of resident relationships is based on management's evaluation of the specific characteristics of the residential leases and the Company's resident retention history.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The in-place leases and resident relationships are amortized and included in depreciation and amortization expense over the initial term of the respective leases.

Exchange of UPREIT Units for shares

In accordance with the revised authoritative guidance for noncontrolling interests (ASC 810-10), which was adopted on January 1, 2009, with respect to the exchanges of noncontrolling interests for shares, exchanges of UPREIT Units for shares of the Company's common stock are recorded under the historical cost method with UPREIT Units acquired reflected at their book value (“exchange value”).  The exchange value of UPREIT Units is allocated to common stock and additional paid in capital.

In 2008 and prior periods, exchanges of UPREIT Units for shares of the Company's common stock were recorded under the purchase method with UPREIT Units acquired reflected at the fair market value of the Company's common stock on the date of exchange (“market value”).  The exchange value of UPREIT Units was allocated to common stock and additional paid in capital, with the difference between the market value and exchange value (“basis step-up”) allocated to the underlying real estate assets based on their estimated fair values.

There were 1,086,612 and 625,759 shares of UPREIT Units exchanged for common stock, during 2009 and 2008, respectively.  The Company made adjustments within equity in the amount of $21,332 and $12,435, during 2009 and 2008, respectively, to record the exchange value of the transactions, and an adjustment to real estate assets in the amount of $17,793 to record the basis step-up of the conversions during 2008.

Costs Incurred for Stock Issuances

Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid in capital.

Discontinued Operations

The Company reports its property dispositions as discontinued operations as prescribed by the authoritative guidance.  Pursuant to the definition of a component of an entity in the authoritative guidance for discontinued operations (“ASC 205-20”), assuming no significant continuing involvement by the former owner after the sale, the sale of an apartment community is considered a discontinued operation.  In addition, apartment communities classified as held for sale are also considered a discontinued operation.  The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date.  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

Depreciation

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis.  These assessments have a direct impact on the Company's net income.

Assets are depreciated using a straight-line method over the estimated useful lives as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

Depreciation expense charged to operations was $118,801, $110,404 and $101,327 from continuing operations and $1,240, $5,407 and $8,914 from discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Cash in Escrows

Cash in escrows consists of cash restricted under the terms of various loan agreements to be used for the payment of property taxes and insurance as well as required replacement reserves, resident security deposits for residential properties and occasionally funds held in escrow from tax-free exchanges.

Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities.  We evaluate the collectability of accounts receivable from residents and establish an allowance for accounts greater than 60 days past due for current residents and all receivables due from former residents, after the application of security deposits.  The allowance for doubtful resident receivables was $2,993, $2,925 and $1,699 as of December 31, 2009, 2008 and 2007, respectively.

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement.  The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statement of operations.  The financing agreement terms range from 1-25 years.  Accumulated amortization was $11,703, $10,663 and $9,079, as of December 31, 2009, 2008 and 2007, respectively.

Intangible Assets

Intangible assets of $8,982, $9,262 and $8,994 at December 31, 2009, 2008 and 2007, respectively, included in Other Assets, consist primarily of intangible assets recorded in connection with the authoritative guidance for the acquisition of real estate assets (ASC 805-10).  These intangible assets are amortized on the straight-line basis over their estimated useful lives of 6 months to 3 years.  Accumulated amortization of intangible assets was $8,526, $7,926 and $7,038 as of December 31, 2009, 2008 and 2007, respectively.  Amortization expense charged to operations was $888, $906 and $2,310 from continuing operations and $1, $3 and $34 from discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.  The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.  During 2008, the Company wrote off the goodwill associated with its variable interest entity ("VIE") of $394 which is included in impairment of assets held as general partner.

Insurance Reserves

The Company has self insured retentions and aggregates up to certain limits for general liability and property claims.  Reserves are currently funded for the estimated cost of claims incurred, both reported and unreported.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Fair Value of Financial Instruments

The Company follows the authoritative guidance for fair value measurements (“ASC 820-10”), when valuing its financial instruments for disclosure purposes.  The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company determined the fair value of its mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by ASC 820-10).  In determining the market interest yield curve, the Company considered its BBB credit rating.  The Company based the fair value of its exchangeable senior notes using quoted prices (level 1 inputs, as defined by ASC 820-10).

At December 31, 2009 and 2008, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2,337,866 and $2,257,917, respectively, compared to its carrying amount of $2,302,281 and $2,317,500.

Revenue Recognition

The Operating Partnership leases its residential apartment units under leases with terms generally one year or less.  Rental income is recognized on a straight-line basis over the related lease term.  As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. In accordance with the authoritative guidance for business combinations (ASC 805-10), the Company recognizes rental revenue of acquired in-place "above and below" market leases at their fair value over the weighted average remaining lease term.  Property other income, which consists primarily of income from operation of laundry facilities, utility recovery, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned (when the services are provided, or when the resident incurs the charge).

Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

Other Income

Other income for the years ended December 31, 2009, 2008 and 2007 is primarily comprised of management and other real estate service fees.

Gains on Real Estate Sales

Gains on disposition of properties are recognized using the full accrual method in accordance with the authoritative guidance (ASC 360-20), provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they were incurred.  Advertising expenses incurred and charged to operations were $4,355, $4,474 and $4,598 from continuing operations, and $83, $282 and $524 from discontinued operations, for the years ended December 31, 2009, 2008 and 2007, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to Federal or State income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements.  For the years ended December 31, 2009, 2008 and 2007, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.  Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital (Note 9).

The Company adopted the provisions of the authoritative guidance for accounting for uncertainty in income taxes ("ASC 740-10") on January 1, 2007, which addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  As a result of the adoption of the authoritative guidance, the Company reviewed its potential uncertain tax positions and made no adjustments to its existing financial and tax accounting treatment.  ASC 740-10 also requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes.  The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $501,616 and $569,437 at December 31, 2009 and 2008, respectively.

The following table reconciles net income to taxable income for the years ended December 31, 2009, 2008 and 2007:
	2009	2008	2007
Net income	$47,078	$93,205	$82,509
Deduct: Net income attributable to noncontrolling interest	(12,659)	(27,124)	(22,712)
Add back: Net loss of taxable REIT Subsidiaries included in net income	38	52	122
Add back: Net loss of taxable VIE, including impairment of real property	1,244	3,897	756
Net income from REIT operations	35,701	70,030	60,675
Add: Book depreciation and amortization	87,424	81,835	78,369
Less: Tax depreciation and amortization	(86,594)	(82,562)	(79,880)
Book/tax difference on gains/losses from capital transactions	(3,131)	(6,176)	12,579
Book/tax difference on carrying value of mortgages	(2,095)	(4,291)	(2,283)
Book/tax difference on equity compensation	2,057	(2,295)	(3,343)
Book/tax difference on amortization of debt discount	1,438	1,757	1,747
Book/tax difference on gain on early extinguishment of debt	-	1,828	-
Other book/tax differences, net	(1,042)	54	(2,422)
Adjusted taxable income subject to 90% REIT dividend requirement	$33,758	$60,180	$65,442

The Company made actual distributions in excess of 100% of taxable income before capital gains.  All adjustments to net income from REIT operations are net of amounts attributable to noncontrolling interest and the taxable REIT subsidiary, HPRS.

Included in total assets on the Consolidated Balance Sheets are deferred tax assets of $10,195 and $10,176 as of December 31, 2009 and 2008, respectively.  The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003.  Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $10,195 and $10,176 for the years ended December 31, 2009 and 2008, respectively.  The deferred tax assets are associated with HPRS who performs certain of the residential and development activities of the Company.  HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests.  As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

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

3	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Retrospective Application of Changes in Accounting Principles

On January 1, 2009, the Company adopted FASB authoritative guidance for debt with conversion and other options, ("ASC 470-20"); noncontrolling interests in consolidated financial statements ("ASC 810-10"); and determining whether instruments granted in share-based payment transactions are participating securities ("ASC 260-10").

ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate on the date of issue.  The difference between the principal amount of the debt and the amount of proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method.  The adoption of this authoritative guidance affects the accounting for the Company’s 4.125% exchangeable senior notes ("Senior Notes") which were issued in October 2006 with an initial principal amount of $200,000.  The initial debt component of the $200,000 Senior Notes was determined to be $186,050, based on the fair value of similar nonconvertible debt.  The aggregate initial debt discount of $13,950 was recorded in additional paid-in capital.  The Company is amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (through the first optional redemption date of November 1, 2011) as additional non-cash interest expense.  During the fourth quarter of 2008, the Company repurchased $60,000 principal amount (with a carrying value of $57,367) of the Senior Notes for $45,360.  The gain on early extinguishment of debt originally recorded in the fourth quarter of 2008 of $13,884 has been adjusted for the impact of this authoritative guidance, which requires a revaluation of the extinguished debt and equity components at the date of extinguishment and resulted in a restated gain on early extinguishment of debt of $11,304 (after the write off of $703 unamortized debt issuance costs).  Refer to Note 7 for additional information about the Senior Notes.

ASC 810-10 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Company has reviewed the authoritative guidance and determined that the noncontrolling interest held by the UPREIT Unitholders meets the criteria to be considered permanent equity.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables set forth the effect of the retroactive application of ASC 470-20 and ASC 810-10 on certain previously reported line items.
Consolidated Balance Sheet:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Deferred charges	$11,473	$11,360	$(113)	$(113)	$-
Total assets	3,317,207	3,317,094	(113)	(113)	-
Exchangeable senior notes	140,000	134,169	(5,831)	(5,831)	-
Total liabilities	2,411,393	2,405,562	(5,831)	(5,831)	-
Minority interest	259,136	-	(259,136)	-	(259,136)
Additional paid-in capital	847,576	857,415	9,839	9,839	-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Total stockholders' equity	646,678	650,778	4,100	4,100	-
Noncontrolling interest	-	260,754	260,754	1,618	259,136
Total equity	646,678	911,532	264,854	5,718	259,136
Total liabilities and stockholders' equity	3,317,207	3,317,094	(113)	(113)	-

Consolidated Statement of Operations:	Year Ended December 31, 2008
	Originally Reported ¹	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Interest	$116,867	$119,330	$2,463	$2,463	$-
Total expense	465,182	467,645	2,463	2,463	-
Income from continuing operations before gain on early extinguishment of debt	28,861	26,398	(2,463)	(2,463)	-
Gain on early extinguishment of debt	13,884	11,304	(2,580)	(2,580)	-
Income from operations	42,745	37,702	(5,043)	(5,043)	-
Minority interest in operating partnership	(12,448)	-	12,448	1,458	10,990
Income from continuing operations	30,297	37,702	7,405	(3,585)	10,990
Income from discontinued operations	2,797	3,943	1,146	-	1,146
Gain on disposition of property	36,572	51,560	14,988	-	14,988
Discontinued operations	39,369	55,503	16,134	-	16,134
Net income	69,666	93,205	23,539	(3,585)	27,124
Net income attributable to noncontrolling interest	-	(27,124)	(27,124)	-	(27,124)
Net income attributable to common shareholders	69,666	66,081	(3,585)	(3,585)	-
Basic earnings per share	2.18	2.07	(0.11)	(0.11)	-
Diluted earnings per share	2.15	2.04	(0.11)	(0.11)	-
¹ Adjusted for discontinued operations as discussed in Note 15.
Consolidated Statement of Operations:	Year Ended December 31, 2007
	Originally Reported ¹	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Interest	$115,109	$117,559	$2,450	$2,450	$-
Total expense	438,279	440,729	2,450	2,450	-
Income from operations	34,694	32,244	(2,450)	(2,450)	-
Minority interest in operating partnership	(9,034)	-	9,034	703	8,331
Income from continuing operations	25,660	32,244	6,584	(1,747)	8,331
Income from discontinued operations	5,807	8,139	2,332	-	2,332
Gain on disposition of property	30,077	42,126	12,049	-	12,049
Discontinued operations	35,884	50,265	14,381	-	14,381
Net income	61,544	82,509	20,965	(1,747)	22,712
Net income attributable to noncontrolling interest	-	(22,712)	(22,712)	-	(22,712)
Net income attributable to common shareholders	58,352	56,605	(1,747)	(1,747)	-
Basic earnings per share	1.76	1.71	(0.05)	(0.05)	-
Diluted earnings per share	1.73	1.67	(0.06)	(0.06)	-

¹	Adjusted for discontinued operations as discussed in Note 15.

Consolidated Statement of Equity:	December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Additional paid-in-capital	$847,576	$857,415	$9,839	$9,839	$-
Distributions in excess of accumulated earnings	(201,222)	(206,961)	(5,739)	(5,739)	-
Noncontrolling interest	-	260,754	260,754	1,618	259,136

Consolidated Statement of Equity:	December 31, 2007
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Additional paid-in-capital	$853,358	$863,046	$9,688	$9,688	$-
Distributions in excess of accumulated earnings	(185,623)	(187,689)	(2,066)	(2,066)	-
Noncontrolling interest	-	282,199	282,199	3,138	279,061

The impact of ASC 470-20 on the January 1, 2007 balances of additional paid-in capital, distributions in excess of accumulated earnings and noncontrolling interest have been reflected as a cumulative effect of change in accounting principle on our consolidated statements of equity.

Consolidated Statement of Cash Flows:	Year Ended December 31, 2008
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Net income	$69,666	$93,205	$23,539	$(3,585)	$27,124
Income allocated to minority interest	28,581	-	(28,581)	(1,457)	(27,124)
Depreciation and amortization	115,617	115,560	(57)	(57)	-
Amortization of debt discount	-	2,519	2,519	2,519	-
Gain on early extinguishment of debt	(13,884)	(11,304)	2,580	2,580	-
Net cash provided by operating activities	160,081	160,081	-	-	-

Consolidated Statement of Cash Flows:	Year Ended December 31, 2007
	Originally Reported	As Adjusted	Effect of Change	Impact of ASC 470-20	Impact of ASC 810-10
Net income	$61,544	$82,509	$20,965	$(1,747)	$22,712
Income allocated to minority interest	23,415	-	(23,415)	(703)	(22,712)
Depreciation and amortization	113,448	113,389	(59)	(59)	-
Amortization of debt discount	-	2,509	2,509	2,509	-
Net cash provided by operating activities	162,558	162,558	-	-	-

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

Recently Adopted Accounting Standards

On January 1, 2009, the Company adopted the revised authoritative guidance for business combinations (ASC 805-10), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interests in the acquiree and goodwill acquired in a business combination.  Additionally, the revised authoritative guidance requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services received instead of including such costs as part of the acquisition price.  This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009.  The Company’s adoption of the revised authoritative guidance did not have any impact on its financial position and results of operations.

On January 1, 2009, the Company adopted the authoritative guidance for fair value measurements (ASC 820-10) for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The authoritative guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This guidance applies to accounting pronouncements that require or permit fair value measurements; the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this guidance does not require any new fair value measurements for the Company.  The Company’s adoption of the authoritative guidance for non-financial assets and non-financial liabilities did not have any impact on its financial position and results of operations.

On April 1, 2009, the Company adopted the authoritative guidance for subsequent events (ASC 855-10).  This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company’s adoption of this authoritative guidance did not have any impact on its financial position and results of operations.

Recently Issued Accounting Standards

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

4	VARIABLE INTEREST ENTITIES

The Company is the general partner in one variable interest entity ("VIE") with a total of 868 units syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code.  As general partner, the Company manages the day-to-day operations of the partnership for a management fee.  In addition, the Company has certain operating deficit and tax credit guarantees to the limited partner of that partnership.  The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels.  The Company consolidates the VIE in accordance with the authoritative guidance for the consolidation of VIE’s (810-10).  The effect on the Consolidated Balance Sheets of consolidating this VIE as of December 31, 2009 and 2008 includes total assets of $11,436 and $14,136, total liabilities of $17,060 and $18,056 and partners’ deficit of  $5,624 and $3,920, respectively.  The VIE is included in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007.

During 2008, the Company determined to pursue a strategy to sell its general partner interest in the VIE as a result of continued deterioration in property performance and the surrounding market in general.  In addition, the Limited Partner of the VIE agreed to allow the Company to pursue an exit strategy.  This decision to pursue a plan to exit the property lead to a re-evaluation of the holding period cash flows and resulting fair market value of the VIE's assets under the authoritative guidance for impairment of long-lived assets (ASC 360-10).  Under the authoritative guidance, the Company estimated the undiscounted cash flows for the hold period along with a residual sales value.  The undiscounted cash flows of the assets did not equal or exceed the assets net book value, which is indicative of an impairment of the asset.  In order to determine the amount of the impairment, the Company calculated the fair value of the assets by using a weighted combination of a direct capitalization approach and a comparable sales approach, as this combination was deemed to be the most indicative of the Company's fair value in an orderly transaction between market participants.  The data used to determine the fair market value included historical industry data for estimated capitalization rates, historical and budgeted net operating income for the VIE, and recent comparable sales in the market in which the property is located.  This resulted in an impairment charge of $4,000 (including $394 of goodwill), which is included in the impairment of assets held as general partner for the year ended December 31, 2008.  The events leading to the impairment of the VIE and the pending contract contingencies do not satisfy the criteria for held for sale treatment, accordingly, the VIE is not included in discontinued operations for the periods presented.

5	PROPERTY ACQUISITIONS AND DEVELOPMENT

For the years ended December 31, 2009, 2008 and 2007, the Company acquired the communities listed below:
						Cost of
	Market	Date	Year	Number	Cost of	Acquisition
Apartment Community	Area	Acquired	Constructed	of Units	Acquisition	Per Unit
The Townhomes of Beverly	Boston	2/15/07	1974	204	$36,434	$179
Jacob Ford Village	New Jersey	2/15/07	1948	270	26,680	99
Fox Hall Apartments (1)	Baltimore	3/28/07	1976-1982	720	62,234	86
Westwoods	Boston	4/30/07	1988	35	3,995	114
Dunfield Townhomes (1)	Baltimore	11/1/07	1986	312	32,155	103
Saddle Brooke	Baltimore	10/29/08	1973	468	51,459	110
Westchester West	Northern VA	12/30/08	1972	345	48,969	142

(1)	Properties fee-managed by the Company prior to acquisition.

During 2006, the Company started construction on a 216 unit apartment community located in Allentown, PA (Trexler Park West).  During 2006 and 2007, the Company completed construction and placed into service 84 units in each of the years.  The remaining 48 units were completed and placed into service during the third quarter of 2008.  The total cost for this community was $25,748 for an overall average cost per unit of $119.

During 2007, the Company started construction on a project in Silver Spring, Maryland (1200 East West Highway), a 14-story high rise with 247 apartment units and 10,600 square feet of retail space that is expected to be completed in the second quarter of 2010 at a total cost of $82,000.  The costs associated with construction in progress for this development were $72,872 as of December 31, 2009.

During 2008, the Company started construction on a project located in Fairfax County, Virginia, consisting of four, four-story buildings with 421 units (The Courts at Huntington Station), with anticipated initial occupancy in the second quarter of 2010 and expected completion in 2011 at a total cost of $127,000.  The costs associated with construction in progress for this development were $79,624 as of December 31, 2009.

During 2008, the Company purchased entitled land and entered the pre-construction phase for a high rise project located in Silver Spring, Maryland (Ripley Street), with approximately 300 apartment units.  The costs associated with construction in progress for this development were $18,580 as of December 31, 2009.

During 2008, the Company purchased entitled land and entered the pre-construction phase for a garden style project located in Fredericksburg, VA (Cobblestone Square), with approximately 300 apartment units.  The costs associated with construction in progress for this development were $13,541 as of December 31, 2009.

6	MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are summarized as follows:
	2009	2008
Fixed rate mortgage notes payable	$1,908,172	$2,056,176
Variable rate mortgage notes payable	204,473	56,155
Mortgage notes payable	$2,112,645	$2,112,331

For 2009 and 2008, mortgage notes payable are collateralized by certain apartment communities.  The mortgage notes payable outstanding as of December 31, 2009 mature at various dates from 2010 through 2034, with a weighted average remaining term of five and one-third years.  The weighted average interest rate of the Company's fixed rate notes was 5.86% and 5.77% at December 31, 2009 and 2008, respectively.  The weighted average interest rate of the Company's variable rate notes was 2.92% and 2.02% at December 31, 2009 and 2008, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2009 are as follows:
2010	$173,084
2011	320,965
2012	144,996
2013	222,716
2014	106,351
Thereafter	1,144,533
$2,112,645

At December 31, 2009 and 2008, the consolidated mortgage balance of $2,112,645 and $2,112,331, respectively, included mortgage notes payable related to the Company's VIE in the amount of $15,999 and $16,269, respectively.

Prepayment penalties of $5,610, $4,746 and $759 were incurred for the years ended December 31, 2009, 2008 and 2007, respectively.  For 2009, 2008 and 2007, prepayment penalties of $4,717, $1,266 and $754, respectively, were incurred in connection with the sale of property and are included in discontinued operations.  For 2009, 2008 and 2007, penalties of $893, $3,480 and $5, respectively, were incurred in connection with the repayment of mortgages and are included in interest expense.

Deferred financing costs of $285, $164 and $218 were written off for the years ended December 31, 2009, 2008 and 2007, respectively.  For 2009, 2008 and 2007, deferred financing costs written off of $210, $147 and $92, respectively, were incurred in connection with the sale of property and are included in discontinued operations.  For 2009, 2008 and 2007, deferred financing costs written off of $75, $17 and $126, respectively, were incurred in connection with the repayment of mortgages and are included in interest expense.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

7	EXCHANGEABLE SENIOR NOTES

In October 2006, the Company issued $200,000 of exchangeable senior notes under an Indenture Agreement (the "Indenture"), with a coupon rate of 4.125% (“Senior Notes”).  The Senior Notes are exchangeable into cash equal to the principal amount of the notes and, at the Company's option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment.  The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share.   The adjusted exchange price at December 31, 2009 was $72.87 per share.  Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company's option, in cash, common stock or a combination of both.  The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT.  Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events.  In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021.  The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.  Noteholders may also require an exchange of the notes subsequent to December 31, 2006 if the closing sale price of common stock exceeds 130% of the exchange price for a certain period of time or if the trading price on the notes is less than 98% of the product of the closing sales price of common stock multiplied by the applicable exchange rate for a certain period of time.  The notes are structurally subordinated to the secured indebtedness of the Company.  The Company is not subject to any financial covenants under the Indenture.  In addition, the Indenture will not restrict the ability to pay distributions, incur debt or issue or repurchase securities.

The following table provides additional information about the Senior Notes as of December 31, 2009 and 2008:
	2009	2008
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(3,864)	(5,831)
Carrying amount of liability component	$136,136	$134,169
Carrying amount of equity component	$13,950	$13,950

The following table provides additional information about the Senior Notes for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Coupon interest	$5,775	$7,902	$8,250
Amortization - issuance costs	547	742	781
Discount amortization	1,968	2,519	2,509
Total interest expense – Senior Notes	$8,290	$11,163	$11,540
Effective interest rate	5.75%	5.75%	5.75%
Conversion price per share, as adjusted	$72.87	$73.11	$73.25

8	LINE OF CREDIT

As of December 31, 2008, the Company had an unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, for $140,000 which expired September 1, 2009.  The Company had $71,000 outstanding under the credit facility and $7,441 outstanding in letters of credit on December 31, 2008.  Borrowings under the line of credit bore interest at 0.75% over the one-month LIBOR, which was 0.44% at December 31, 2008, resulting in an effective rate of 1.19%.

As of December 31, 2009, the Company had an unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, of $175,000 which expires August 31, 2011, not including a one-year extension, at the Company’s option.  The credit facility succeeds the $140,000 credit facility that matured on September 1, 2009.  The Company had $53,500 outstanding under the credit facility on December 31, 2009.  The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At December 31, 2009, the Company had outstanding letters of credit of $5,783.  As of December 31, 2009, the amount available on the credit facility was $115,717 (net of $5,783 which was restricted to support letters of credit and net of $53,500 in outstanding borrowings).  Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%.  The one-month LIBOR was 0.23% at December 31, 2009 resulting in an effective rate of 4.75% for the Company.

The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements.  The Company was in compliance with these financial covenants for the year ended December 31, 2009.

9	STOCKHOLDERS' EQUITY

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

Common Stock

In 1997, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units ("Company Program").  The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board's action did not establish a target price or a specific timetable for repurchase.  At December 31, 2006 the Company had authorization to repurchase 2,606,448 shares of common stock and UPREIT Units under the Company Program.  On May 1, 2008, the Board of Directors approved a 2,000,000-share increase in the stock repurchase program.  During 2008 and 2007 the Company repurchased 1,071,588 and 1,243,700 additional shares at a cost of $49,998 and $58,285, respectively.  There were no share repurchases in 2009.  The Company has authorization to repurchase 2,291,160 shares/units as of December 31, 2009.

At-The-Market Equity Offering Program

On December 3, 2009, the Company initiated an “At-The-Market” ("ATM") equity offering program through which it may sell up to 3.7 million shares of common stock (not to exceed $150,000 of gross proceeds), from time to time in ATM offerings or negotiated transactions.  During the year ended December 31, 2009, the Company issued 871,600 shares of common stock at an average price per share of $45.70, for aggregate gross proceeds of $39,830.  Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $798 were $39,032.  In addition, the Company issued an additional 169,600 shares of common stock at an average price per share of $48.37, for aggregate proceeds of $8,204 with a trade date in December 2009 and a settlement date in January 2010.  Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $164 were $8,040.  The Company includes only share issuances that have settled in the calculation of shares outstanding at December 31, 2009.

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

Dividends

Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital.  The Company has declared a $2.68 distribution per common share (CUSIP 437306103) during its most recent fiscal year.  Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the years ended December 31, 2009, 2008 and 2007, the Company designated the taxable composition of the following cash distributions to holders of common and preferred shares in the amounts set forth in the tables below:

Common				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/9/2009	2/20/2009	2/27/2009	$0.67	39.44%	0.00%	44.02%	2.75%	13.79%
5/5/2009	5/15/2009	5/27/2009	0.67	39.44%	0.00%	44.02%	2.75%	13.79%
8/5/2009	8/17/2009	8/26/2009	0.67	39.44%	0.00%	44.02%	2.75%	13.79%
10/28/2009	11/12/2009	11/24/2009	0.67	39.44%	0.00%	44.02%	2.75%	13.79%
		TOTALS	$2.68	39.44%	0.00%	44.02%	2.75%	13.79%
The taxable composition of cash distributions for each common share for 2008 and 2007 is as follows:

		Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2008	$2.65	51.12%	0.00%	12.68%	22.51%	13.69%
2007	$2.61	33.94%	0.00%	18.14%	30.55%	17.37%

The taxable composition of cash distributions for each preferred share for 2007 is as follows:
Series F Cumulative Preferred				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long-Term Capital Gain	Unrecaptured Sec. 1250 Gain
2/7/2007	2/16/2007	2/28/2007	$0.5625	41.46%	0.00%	0.00%	37.32%	21.22%
Redemption	Redemption	3/26/2007	0.1625	41.46%	0.00%	0.00%	37.32%	21.22%
		TOTALS	$0.7250	41.46%	0.00%	0.00%	37.32%	21.22%

There were no preferred shares outstanding as of December 31, 2009 and 2008.

Total Shares/Units Outstanding

At December 31, 2009, 34,655,428 common shares, and 11,734,558 UPREIT Units were outstanding for a total of 46,389,986 common share equivalents.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Earnings Per Share

In accordance with the authoritative guidance for earnings per share (ASC 260-10), the Company’s basic Earnings Per Share ("EPS") is computed as net income attributable to common shareholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any cumulative convertible preferred stock or exchangeable senior notes.  The exchange of an UPREIT Unit for a share of common stock will have no effect on diluted EPS as unitholders and shareholders effectively share equally in the net income of the Operating Partnership.  Income from continuing operations and discontinued operations is the same for both the basic and diluted calculation.

The reconciliation of the basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, is as follows:
	2009	2008	2007
Numerator:
Income from continuing operations	$25,365	$37,702	$32,244
Less: Income from continuing operations attributable to noncontrolling interest	(6,853)	(10,988)	(8,330)
Less: Preferred dividends	-	-	(1,290)
Less: Preferred stock issuance costs write-off	-	-	(1,902)
Income from continuing operations attributable to common shareholders	$18,512	$26,714	$20,722

Discontinued operations	$21,713	$55,503	$50,265
Less: Discontinued operations attributable to noncontrolling interest	(5,806)	(16,136)	(14,382)
Discontinued operations attributable to common shareholders	$15,907	$39,367	$35,883
Denominator:
Basic weighted average number of common shares outstanding	33,040,839	31,991,817	33,130,067
Effect of dilutive stock options	100,519	325,473	537,703
Effect of phantom and restricted shares	30,758	15,398	126,756
Diluted weighted average number of common shares outstanding	33,172,116	32,332,688	33,794,526
Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.56	$0.84	$0.63
Discontinued operations	0.48	1.23	1.08
Net income attributable to common shareholders	$1.04	$2.07	$1.71

Diluted earnings per share:
Income from continuing operations	$0.56	$0.82	$0.61
Discontinued operations	0.48	1.22	1.06
Net income attributable to common shareholders	$1.04	$2.04	$1.67

Unexercised stock options to purchase 2,828,018, 1,462,713 and 1,028,597 shares of the Company's common stock were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's stock during the years ended December 31, 2009, 2008 and 2007, respectively.  In conjunction with the issuance of the Senior Notes, there were 331,257, 337,653 and 487,783 potential shares issuable under certain circumstances, none of which are considered dilutive as of December 31, 2009, 2008 and 2007, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10	STOCK BENEFIT PLAN

Description of Stock Benefit Plans

The Company has established a Stock Benefit Plan for the purpose of attracting and retaining experienced employees and non-employee directors and to provide incentive for them to exert their best efforts on behalf of the Company.

The Company's 1994 Stock Benefit Plan (the "1994 Plan") was adopted by the Company at the time of its initial public offering.  On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the "2000 Plan").  On May 6, 2003, the Company adopted the 2003 Stock Benefit Plan and on May 6, 2005, the shareholders approved the Amended and Restated 2003 Stock Benefit Plan (the "2003 Plan").  On May 1, 2008, the Company adopted the 2008 Stock Benefit Plan (the "2008 Plan"), as a successor to the 2003 Plan.  Participants in each of the above referenced plans (the "Stock Plans") include officers, non-employee directors, and key employees of the Company.  The Stock Plans allow for the award of options, stock appreciation rights and restricted stock.  No stock appreciation rights have been awarded.  No additional awards will be issued under the 1994 Plan, 2000 Plan, and the 2003 Plan.

The 2008 Plan limits the number of shares issuable under the plan to 2,450,000.  Stock options awarded reduce the number of shares available for awards by one share for every one share granted.  Awards of restricted stock reduce the number of shares available for award by one share for every one share awarded, up to 250,000; beyond that, restricted stock reduces the number of shares available for award by 3.5 shares for every one share awarded.  As of December 31, 2009, in accordance with the 2008 Plan, awards of 28,516 shares which have been forfeited or cancelled have been returned to the Plan and are available for future grants.  Director awards for 2008 were limited to a number of options and shares of restricted stock equal to a value of $26,000 and $55,000, respectively.  During 2009, and for 2010, the number of options and shares of restricted stock issued to each non-employee director may not exceed 6,000 options and 2,000 shares.

Awards granted to employees and non-employee directors under the various plans are as follows:
	Employee Awards			Non-Employee Director Awards
Name of Plan	Stock Options Granted	Restricted Stock Granted	Total Granted	Stock Options Granted	Restricted Stock Granted	Total Granted	Available for Future Grant of Awards
1994 Plan	1,542,381	-	1,542,381	153,654	-	153,654	-
2000 Plan	2,101,220	350,702	2,451,922	163,760	2,700	166,460	-
2003 Plan	2,737,142	96,822	2,833,964	217,723	28,935	246,658	-
2008 Plan	1,002,383	181,879	1,184,262	85,656	23,553	109,209	1,185,045

Options granted under the Stock Plans vest 20% for each year of service until 100% vested on the fifth anniversary, except that options issued to certain officers (276,000) and all of the options issued to non-employee directors under the 1994 Plan and 2000 Plan vested immediately upon grant.  The exercise price per share for stock options issued under all of the Stock Plans may not be less than 100% of the closing price of a share of common stock on the date the stock option is granted.  Options granted to non-employee directors under the 1994 Plan and the 2000 Plan expired after five years from the date of grant.  All other options expire after ten years from the date of grant.  Restricted stock awards granted to directors vest 100% on the fifth anniversary of the date of grant.  All of the 114,078, 67,801 and 43,756 restricted stock awards granted to employees during 2009, 2008 and 2007 vest 25% on each anniversary of the date of grant for a period of four years.  The Company has a policy of issuing new shares upon the exercise of stock options and upon the vesting of restricted stock.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Stock Options

Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated using the Black-Scholes option pricing model (“BSM”).  The BSM incorporates various assumptions including expected dividend yields, volatility, lives and interest rates.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  Accounting principles require the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates.  Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and impacts the amount of unamortized compensation expense to be recognized in future periods.

The following weighted average assumptions are used for the years ended December 31, 2009, 2008 and 2007:
Assumption	2009	2008	2007
Expected dividend yields	6.93%	5.48%	5.27%
Expected volatility	31.33%	20.97%	19.25%
Expected lives of the options with a lifetime of ten years	5.7 Years	5.7 Years	5.7 Years
Expected lives of the options with a lifetime of five years	4.9 Years	4.6 Years	4.6 Years
Risk free interest rate	2.46%	3.35%	4.59%
Fair value of granted options, per share	$4.75	$5.85	$6.79

The expected dividend yield was based on the historical dividend growth rates and the historical annual dividends.  The expected volatility was based on the historical volatility of the Company's common stock.  The weighted average expected option lives, for both options with a lifetime of ten and five years, was based on the Company's historical data for prior period stock option exercise and cancellation activity.  The risk free interest rates for the expected life of the options were based on the implied U.S. Treasury yield curve.

A summary of stock option activity for the year ended December 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,855,128	$45.25
Granted	589,056	33.89
Exercised	(165,322)	35.71
Cancelled	(56,412)	46.58
Options outstanding at December 31, 2009	3,222,450	$43.64	6.4	$13,115
Options exercisable at December 31, 2009	1,708,829	$42.30	4.8	$9,245

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of unvested stock option activity for the year ended December 31, 2009 is as follows:
	Number of Options	Weighted Average Exercise Price Per Option
Unvested stock options at December 31, 2008	1,422,479	$51.00
Granted	589,056	33.89
Vested	(441,502)	48.79
Cancelled	(56,412)	46.58
Unvested stock options at December 31, 2009	1,513,621	$45.15

As of December 31, 2009, there was $4,120 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 1.83 years.

A summary of stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:
	2009	2008	2007
Stock-based compensation costs recognized	$3,289	$2,411	$1,938
Fair value of options vested	2,385	2,065	1,687
Cash received from the exercise of options	5,904	7,933	6,293
Intrinsic value of options exercised	1,348	3,422	2,971

 Restricted Stock

Stock-based compensation cost for restricted stock is measured based on the closing price of the Company’s common stock on the date of grant and is recognized ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.

A summary of restricted stock activity for the year ended December 31, 2009 is as follows:
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock outstanding and unvested at December 31, 2008	169,313	$50.44
Granted	128,847	33.90
Vested and issued	(50,473)	49.43
Cancelled	(4,188)	44.70
Restricted stock outstanding and unvested at December 31, 2009	243,499	$42.00

As of December 31, 2009, there was $5,345 of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.45 years.

A summary of restricted stock activity for the years ended December 31, 2009, 2008 and 2007 is as follows:
	2009	2008	2007
Stock-based compensation costs recognized	$3,549	$3,133	$2,592
Fair value of restricted shares vested	1,749	5,378	6,032
Number of restricted shares granted to employees	114,078	67,801	43,756
Number of restricted shares granted to directors	14,769	8,784	8,460
Weighted average price of shares granted, per share	$33.90	$50.09	$55.70

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

11	EMPLOYEE BENEFIT PLAN

401(k) Savings Plan

The Company sponsors a defined contribution plan.  Under the plan, the Company will match 75% of the first 4% of each participant's contributions not to exceed 3% of that participant's eligible compensation.  The matching expense under this plan was $886, $844 and $794 for the years ended December 31, 2009, 2008 and 2007, respectively.

12	SEGMENT REPORTING

The Company is engaged in the ownership and management of market rate apartment communities.  Each apartment community is considered a separate operating segment.  Each segment on a stand alone basis is less than 10% of the revenues, net operating income, and assets of the combined reported operating segments and meets all of the aggregation criteria under the authoritative guidance (ASC 280-10).  The operating segments are aggregated as Core and Non-core properties.

Non-segment revenue to reconcile to total revenue consists of interest income and other income.  Non–segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges, and other assets.

Core properties consist of all apartment communities owned throughout 2008 and 2009 where comparable operating results are available.  Therefore, the Core Properties represent communities owned as of January 1, 2008.  Non-core properties consist of apartment communities acquired and developed during 2008 and 2009, such that full year comparable operating results are not available.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income.  Net operating income is defined as total revenues less operating and maintenance expenses. The accounting policies of the segments are the same as those described in Notes 1, 2 and 3.

The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2009, 2008 and 2007:
	2009	2008	2007
Revenues
Apartments owned
Core properties	$484,492	$484,910	$469,886
Non-core properties	18,358	8,568	-
Reconciling items	759	565	3,087
Total revenues	$503,609	$494,043	$472,973
Net operating income
Apartments owned
Core properties	$282,790	$282,782	$273,765
Non-core properties	8,795	3,179	-
Reconciling items	759	565	3,087
Net operating income, including reconciling items	292,344	286,526	276,852
General and administrative expenses	(24,476)	(25,488)	(23,412)
Interest expense	(122,814)	(119,330)	(117,559)
Depreciation and amortization	(119,689)	(111,310)	(103,637)
Impairment of assets held as general partner	-	(4,000)	-
Gain on early extinguishment of debt	-	11,304	-
Income from continuing operations	$25,365	$37,702	$32,244

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The assets for each of the reportable segments are summarized as follows as of December 31, 2009 and 2008:
Assets	2009	2008
Apartments owned
Core properties	$2,852,470	$2,894,288
Non-core properties	330,367	341,132
Reconciling items	85,197	81,674
Total assets	$3,268,034	$3,317,094

13           TRANSACTIONS WITH AFFILIATES

The Company and HPRS recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $7, $19 and $24 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company leases its corporate office space from an affiliate.  The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance.  In July 2009, the Company extended the lease on its corporate office space through September 2019, plus two five-year renewal options.  Rental expense was $1,432, $1,711 and $1,711 for each of the years ended December 31, 2009, 2008 and 2007, respectively.

14           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into operating leases for office space and office equipment with remaining terms of 1 to 6 years.  Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2009 were as follows:
2010	$1,835
2011	1,629
2012	1,579
2013	1,390
2014	1,414
Thereafter	2,789
$10,636

The Company incurred $1,934, $1,985 and $1,839 of rent expense under operating leases in 2009, 2008 and 2007, respectively.

Letters of Credit

As of December 31, 2009 the Company had issued $5,783 in letters of credit, which were provided under the Company's $175,000 unsecured line of credit agreement.  The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies, and construction projects.

Debt Covenants

The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (29% of the owned portfolio) for a contract period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 1 to 6 years.

Limited Partnership

The Company, through its general partnership interest in an affordable property limited partnership, has guaranteed certain low income housing tax credits to limited partners for a remaining period of six years totaling approximately $3,000.  As of December 31, 2009, there were no known conditions that would make such payments necessary relating to these guarantees.  In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.

Executive Retention Plan

The Executive Retention Plan provides for severance benefits and other compensation to be paid to certain employees in the event of a change in control of the Company and a subsequent termination of their employment.

15           DISCONTINUED OPERATIONS

Included in discontinued operations for the three years ended December 31, 2009 are the operating results of 25 apartment community dispositions (5 sold in 2009, 15 sold in 2008 and 5 sold in 2007).

A summary of community dispositions is as follows:
Year	Number of Disposed Communities	Number of Disposed Units	Number of Transactions	Total Sales Price	Sales Price Per Unit	Total Gain On Sale
2009	5	1,333	3	$108,300	$81	$24,314
2008	15	1,227	6	124,500	101	51,560
2007	5	1,084	5	129,500	119	42,126

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2009, 2008 and 2007:
	2009	2008	2007
Revenues:
Rental income	$5,314	$22,821	$38,991
Property other income	545	2,294	2,988
Total revenues	5,859	25,115	41,979
Expenses:
Operating and maintenance	2,723	11,641	18,912
Interest expense, including prepayment penalties	4,497	4,121	5,980
Depreciation and amortization	1,240	5,410	8,948
Total expenses	8,460	21,172	33,840
Income (loss) from discontinued operations	$(2,601)	$3,943	$8,139

16	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non-cash financing and investing activities for the years ended December 31, 2009, 2008 and 2007 are as follows:
	2009	2008	2007
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$122,154	$118,137	$117,648
Interest capitalized	8,900	5,472	3,441
Non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions	-	65,517	16,878
Issuance of UPREIT Units associated with property acquisitions	-	-	36,290
Increase in real estate associated with the purchase of UPREIT Units (1)	-	17,793	16,475
Exchange of UPREIT Units for common shares	21,332	12,435	10,025
Additions to properties included in accounts payable	2,210	5,764	3,684
Fair value of hedge instruments	-	-	(206)
Preferred stock issuance costs written off	-	-	1,902
Exchangeable senior notes issuance cost written off in connection with early extinguishment	-	1,260	-
Mortgage note premium written off	1,921	4,218	792

(1)	Refer to Note 2 for discussion on the required change in accounting for the exchanges of UPREIT Units for common shares that became effective January 1, 2009.

17	QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2009 and 2008 are as follows:
	2009
	First	Second	Third	Fourth
Total revenue	$127,853	$125,116	$124,828	$125,812
Net income attributable to common shareholders	10,901	6,020	5,264	12,233
Basic earnings per share data:
Net income attributable to common shareholders	0.33	0.18	0.16	0.36
Diluted earnings per share data:
Net income attributable to common shareholders	0.33	0.18	0.16	0.36

	2008
	First	Second	Third	Fourth
Total revenue	$123,365	$122,531	$122,293	$125,854
Net income attributable to common shareholders	25,652	8,451	6,839	25,139
Basic earnings per share data:
Net income attributable to common shareholders	0.80	0.27	0.21	0.78
Diluted earnings per share data:
Net income attributable to common shareholders	0.79	0.26	0.21	0.78

The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter.  The quarterly reports for the years ended December 31, 2009 and 2008 have been reclassified to reflect discontinued operations in accordance with ASC 205-20.

18	SUBSEQUENT EVENTS

On February 13, 2010, the Board of Directors declared a dividend of $0.58 per share for the quarter ended December 31, 2009.  This is the equivalent of an annual distribution of $2.32 per share.  The dividend is payable March 5, 2010 to shareholders of record on March 1, 2010.

SCHEDULE II

HOME PROPERTIES, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31:
(Dollars in thousands)

	Balance at	Charged to	Adjustments/
	Beginning	Costs and	Amounts	Balance at
	of Year	Expenses	Written Off	End of Year
Allowance for Doubtful Receivables
2009:	$2,925	$6,403	$(6,108)	$3,220
2008:	1,699	6,378	(5,152)	2,925
2007:	984	4,063	(3,348)	1,699
Deferred Tax Asset Valuation Allowance
2009:	10,176	-	19	10,195
2008:	10,149	-	27	10,176
2007:	10,078	-	71	10,149

SCHEDULE III HOME PROPERTIES, INC. REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2009 (Dollars in thousands)

			UPREIT	Initial Cost	UPREIT	Costs		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Capitalized		Buildings,			Net of
	Encum-		Alloc.	Improvements	Alloc.	Subsequent to		Improvements		Accumulated	Accumulated	Year of
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	Acquisition
Barrington Gardens	$11,181	$888	$35	$6,556	$296	$5,115	$923	$11,967	$12,890	$1,831	$11,059	2005
Bayview & Colonial	10,883	1,600	71	8,471	709	4,790	1,671	13,970	15,641	4,038	11,603	2000
Blackhawk Apartments	-	2,968	83	14,568	858	6,361	3,051	21,787	24,838	6,355	18,483	2000
Bonnie Ridge Apartments	55,573	4,830	411	42,769	4,147	32,934	5,241	79,850	85,091	25,265	59,826	1999
Braddock Lee Apartments	-	3,810	152	8,842	1,488	7,241	3,962	17,571	21,533	6,429	15,104	1998
Cambridge Village Associates	-	2,460	54	3,188	520	2,272	2,514	5,980	8,494	1,477	7,017	2002
Canterbury Apartments	44,194	4,944	235	21,384	2,353	11,455	5,179	35,192	40,371	9,945	30,426	1999
Castle Club Apartments	6,318	948	57	8,909	566	5,098	1,005	14,573	15,578	4,003	11,575	2000
Chatham Hill Apartments	45,000	1,848	286	46,150	2,434	11,527	2,134	60,111	62,245	9,503	52,742	2004
Chesterfield Apartments	10,341	1,482	89	8,206	869	7,233	1,571	16,308	17,879	5,739	12,140	1997
Cider Mill	64,000	15,552	464	65,938	4,549	11,736	16,016	82,223	98,239	16,859	81,380	2002
Cinnamon Run Apartments	56,119	7,731	231	59,646	1,934	5,357	7,962	66,937	74,899	7,489	67,410	2005
Country Village Apartments	19,008	2,236	113	11,149	1,120	10,112	2,349	22,381	24,730	7,802	16,928	1998
Courtyards Village	-	3,360	53	9,824	525	3,909	3,413	14,258	17,671	3,609	14,062	2001
Curren Terrace	23,705	1,908	109	10,957	1,082	7,733	2,017	19,772	21,789	7,423	14,366	1997
Cypress Place	10,324	2,304	45	7,861	479	4,340	2,349	12,680	15,029	3,678	11,351	2000
Devonshire Hills	46,318	14,850	317	32,934	3,172	7,098	15,167	43,204	58,371	9,749	48,622	2001
Dunfield Townhomes	12,311	1,683	-	30,302	-	3,326	1,683	33,628	35,311	2,067	33,244	2007
East Hill Gardens	-	231	24	1,560	241	1,258	255	3,059	3,314	1,060	2,254	1998
East Meadow Apartments	13,074	2,250	89	10,803	863	2,612	2,339	14,278	16,617	3,465	13,152	2000
Elmwood Terrace	27,136	6,048	155	14,680	1,561	10,435	6,203	26,676	32,879	7,315	25,564	2000
Falcon Crest Townhomes	18,893	2,772	160	11,116	1,590	8,872	2,932	21,578	24,510	6,694	17,816	1999
Falkland Chase Apartments	36,931	9,000	327	49,705	3,008	4,973	9,327	57,686	67,013	9,672	57,341	2003
Fox Hall Apartments	47,000	9,959	-	51,874	-	7,911	9,959	59,785	69,744	4,869	64,875	2007
Gardencrest Apartments	-	24,674	507	61,525	4,974	21,954	25,181	88,453	113,634	19,107	94,527	2002
Gateway Village Apartments	6,510	1,320	71	6,621	695	2,450	1,391	9,766	11,157	2,936	8,221	1999
Glen Brook Apartments	-	1,414	45	4,816	452	3,692	1,459	8,960	10,419	2,764	7,655	1999
Glen Manor Apartments	8,024	1,044	44	4,564	440	2,957	1,088	7,961	9,049	2,722	6,327	1997
Golf Club Apartments	33,306	3,990	187	21,236	1,840	13,076	4,177	36,152	40,329	10,962	29,367	2000
Hackensack Gardens	8,822	2,376	50	10,916	423	4,744	2,426	16,083	18,509	2,448	16,061	2005
Hawthorne Court	35,250	8,940	260	23,447	2,521	16,400	9,200	42,368	51,568	10,291	41,277	2002
Heritage Square	-	2,000	58	4,805	566	2,456	2,058	7,827	9,885	1,770	8,115	2002
Heritage Woods Apartments	4,847	1,640	-	12,455	-	3,107	1,640	15,562	17,202	1,447	15,755	2006
Highland House	6,092	3,414	-	14,761	-	1,657	3,414	16,418	19,832	1,639	18,193	2006
Hill Brook Place Apartments	13,115	2,192	85	9,118	848	6,573	2,277	16,539	18,816	4,815	14,001	1999
Holiday Square	-	3,575	77	6,109	722	1,788	3,652	8,619	12,271	1,812	10,459	2002
Home Properties of Bryn Mawr	17,451	3,160	154	17,907	1,537	10,893	3,314	30,337	33,651	8,715	24,936	2000
Home Properties of Devon	28,892	6,280	332	35,545	3,280	25,197	6,612	64,022	70,634	18,606	52,028	2000
Jacob Ford Village	-	6,750	-	20,022	-	5,022	6,750	25,044	31,794	2,160	29,634	2007
Lake Grove Apartments	35,175	7,360	254	11,952	2,557	14,751	7,614	29,260	36,874	11,412	25,462	1997
Lakeview Apartments	9,225	636	59	4,552	590	3,483	695	8,625	9,320	2,974	6,346	1998
Liberty Commons	-	1,330	15	-	125	13,302	1,345	13,427	14,772	2,815	11,957	2005
Liberty Place Apartments	6,044	2,033	-	13,125	-	2,201	2,033	15,326	17,359	1,509	15,850	2006
Mid-Island Apartments	19,735	4,160	128	6,567	1,268	5,756	4,288	13,591	17,879	5,381	12,498	1997
Mill Towne Village	24,239	3,840	154	13,747	1,486	12,120	3,994	27,353	31,347	7,311	24,036	2001
Morningside Heights Apartments	-	6,147	406	28,699	4,000	28,374	6,553	61,073	67,626	21,892	45,734	1998
Mount Vernon Square Apartments	85,677	55,810	-	86,923	-	10,673	55,810	97,596	153,406	8,752	144,654	2006
New Orleans Park Apartments	18,146	2,920	124	13,215	1,227	10,628	3,044	25,070	28,114	8,785	19,329	1997&1999
Northwood Apartments	10,675	804	71	14,286	602	3,264	875	18,152	19,027	2,796	16,231	2004
Oak Manor Apartments	7,050	616	70	4,111	690	2,890	686	7,691	8,377	2,716	5,661	1998
Orleans Village	65,993	8,528	429	58,912	4,286	22,101	8,957	85,299	94,256	22,732	71,524	2000
Owings Run Consolidation	42,704	5,533	255	32,622	2,538	6,484	5,788	41,644	47,432	11,633	35,799	1999
Park Shirlington Apartments	21,480	4,410	157	10,180	1,581	8,350	4,567	20,111	24,678	7,726	16,952	1998
Peppertree Farm Apartments	80,186	12,571	317	83,751	2,654	11,851	12,888	98,256	111,144	11,581	99,563	2005
Pleasant View Gardens	62,433	5,710	499	47,816	5,021	25,183	6,209	78,020	84,229	25,344	58,885	1998
Pleasure Bay Apartments	-	1,620	124	6,234	1,210	8,028	1,744	15,472	17,216	5,112	12,104	1998
Racquet Club East Apartments	30,075	1,868	218	23,107	2,137	9,701	2,086	34,945	37,031	11,000	26,031	1998
Racquet Club South	-	309	35	3,891	353	2,245	344	6,489	6,833	2,269	4,564	1999
Redbank Village Apartments	15,737	2,000	164	14,030	1,686	10,505	2,164	26,221	28,385	8,325	20,060	1998
Ridgeview at Wakefield Valley	18,559	2,300	72	17,107	635	3,835	2,372	21,577	23,949	3,297	20,652	2005
Ridley Brook Apartments	13,321	1,952	74	7,719	748	4,077	2,026	12,544	14,570	3,868	10,702	1999
Royal Gardens Apartment	47,000	5,500	258	14,067	2,603	15,049	5,758	31,719	37,477	12,203	25,274	1997
Saddle Brooke Apartments	30,437	7,609	-	44,060	-	2,191	7,609	46,251	53,860	1,489	52,371	2008
Sayville Commons	40,565	8,005	187	55,379	1,599	796	8,192	57,774	65,966	6,690	59,276	2005
Selford Townhomes	8,496	1,224	57	4,200	565	2,623	1,281	7,388	8,669	2,330	6,339	1999
Seminary Hill Apartments	20,141	2,960	135	10,194	1,344	9,666	3,095	21,204	24,299	6,501	17,798	1999
Seminary Towers Apartments	53,515	5,480	292	19,348	2,868	18,654	5,772	40,870	46,642	12,305	34,337	1999
Sherry Lake Apartments	18,305	2,428	165	15,618	1,617	9,882	2,593	27,117	29,710	8,710	21,000	1998
South Bay Manor	13,629	1,098	45	1,958	440	4,932	1,143	7,330	8,473	2,126	6,347	2000
Southern Meadows	41,388	9,040	343	31,874	3,397	8,856	9,383	44,127	53,510	10,211	43,299	2001
Stone Ends Apartments	-	5,600	166	28,428	1,554	3,463	5,766	33,445	39,211	6,218	32,993	2003
Stratford Greens Associates	31,583	12,565	255	33,779	2,555	9,795	12,820	46,129	58,949	9,603	49,346	2002
Tamarron Apartments	12,784	1,320	92	8,474	896	2,413	1,412	11,783	13,195	3,322	9,873	1999
The Apts at Wellington Trace	24,380	3,060	167	23,904	1,418	2,947	3,227	28,269	31,496	4,283	27,213	2004
The Brooke at Peachtree	12,530	992	51	15,145	437	2,512	1,043	18,094	19,137	2,219	16,918	2005
The Colony	-	7,830	197	34,121	2,025	12,628	8,027	48,774	56,801	14,485	42,316	1999
The Coves at Chesapeake	-	8,915	-	57,953	-	6,113	8,915	64,066	72,981	5,737	67,244	2006
The Hamptons	51,775	5,749	303	50,647	2,599	9,780	6,052	63,026	69,078	9,986	59,092	2004
The Heights at Marlborough	24,050	6,253	-	44,264	-	3,815	6,253	48,079	54,332	4,275	50,057	2006
The Landings	26,550	2,459	162	16,753	1,595	9,984	2,621	28,332	30,953	10,029	20,924	1996
The Manor Apartments (MD)	25,401	8,700	257	27,703	2,513	10,050	8,957	40,266	49,223	9,854	39,369	2001
The Manor Apartments (VA)	12,237	1,386	85	5,738	832	4,745	1,471	11,315	12,786	4,058	8,728	1999
The Meadows at Marlborough	19,852	6,598	-	28,736	-	2,468	6,598	31,204	37,802	2,876	34,926	2006
The New Colonies	18,737	1,680	151	21,350	1,545	11,622	1,831	34,517	36,348	12,742	23,606	1998
The Sycamores	21,640	4,625	136	15,725	1,283	2,722	4,761	19,730	24,491	3,912	20,579	2002
The Townhomes of Beverly	-	5,820	-	30,465	-	3,500	5,820	33,965	39,785	2,714	37,071	2007
The Village at Marshfield	-	3,158	134	28,351	1,158	2,881	3,292	32,390	35,682	5,163	30,519	2004
Timbercroft Consolidation	4,475	1,704	87	6,826	842	5,409	1,791	13,077	14,868	3,827	11,041	1999
Top Field	6,012	1,635	-	16,684	-	2,898	1,635	19,582	21,217	1,738	19,479	2006
Trexler Park Apartments	10,140	2,490	114	13,802	1,129	7,135	2,604	22,066	24,670	6,284	18,386	2000
Trexler Park West	-	2,684	-	-	-	23,132	2,684	23,132	25,816	3,736	22,080	2006
Village Square Townhomes Apts.	39,285	2,590	191	13,306	1,900	8,449	2,781	23,655	26,436	6,811	19,625	1999
Vinings at Hampton Village	-	1,772	77	12,214	657	3,007	1,849	15,878	17,727	2,576	15,151	2004
Virginia Village	30,695	5,160	207	21,918	2,027	10,999	5,367	34,944	40,311	8,653	31,658	2001
Wayne Village	26,680	1,925	177	12,895	1,744	7,667	2,102	22,306	24,408	7,479	16,929	1998
West Springfield Terrace	21,214	2,440	194	31,758	1,845	2,964	2,634	36,567	39,201	7,055	32,146	2002
Westchester West Apartments	34,457	6,978	-	41,738	-	1,259	6,978	42,997	49,975	1,254	48,721	2008
Westwood Village Apts	47,423	7,260	270	22,757	2,629	10,315	7,530	35,701	43,231	8,216	35,015	2002
Westwoods	3,596	1,260	-	2,694	-	390	1,260	3,084	4,344	236	4,108	2007
William Henry Apartments	21,238	4,666	187	22,220	1,839	13,190	4,853	37,249	42,102	9,845	32,257	2000
Windsor Realty Company	-	402	34	3,300	337	2,157	436	5,794	6,230	2,026	4,204	1998
Woodholme Manor Apartments	3,513	1,232	59	4,599	576	4,811	1,291	9,986	11,277	2,902	8,375	2001
Woodleaf Apartments	-	2,862	122	17,716	1,028	2,467	2,984	21,211	24,195	3,513	20,682	2004
Woodmont Village Apartments	-	2,880	63	5,699	622	2,609	2,943	8,930	11,873	2,038	9,835	2002
Yorkshire Village Apartments	-	1,200	27	2,016	260	1,206	1,227	3,482	4,709	790	3,919	2002
Other Assets (c)	5,851	297	3	5,915	-	211,676	300	217,591	217,891	19,562	198,329	Various
VIE	15,999	1,203	-	9,963	-	16,226	1,203	26,189	27,392	12,800	14,592	1995
	$2,112,645	$493,582	$14,505	$2,230,039	$140,334	$1,037,519	$508,087	$3,407,892	$3,915,979	$733,142	$3,182,837

(a)	See discussion in Note 2 concerning exchange of noncontrolling interests (UPREIT Units) for shares
(b)	The aggregate cost for Federal Income Tax purposes was approximately $3,414,363.
(c)	Includes construction in progress of $184,617 and corporate office assets of $33,274.

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(Dollars in thousands)

Depreciation and amortization of the Company's investments in real estate assets reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

The changes in total real estate assets are as follows:
	2009	2008	2007

Balance, beginning of year	$3,872,390	$3,680,155	$3,451,762
New property acquisitions	-	128,704	207,366
Additions	149,134	142,529	105,450
Increase in real estate associated with the conversion of UPREIT Units (1)	-	17,793	16,475
Disposals, retirements and impairments	(105,545)	(96,791)	(100,898)
Balance, end of year	$3,915,979	$3,872,390	$3,680,155
The changes in accumulated depreciation are as follows:
	2009	2008	2007

Balance, beginning of year	$636,970	$543,917	$450,129
Depreciation	120,002	115,794	110,200
Disposals and retirements	(23,830)	(22,741)	(16,412)
Balance, end of year	$733,142	$636,970	$543,917

(1)	Refer to Note 2 for discussion on the required change in accounting for the exchanges of UPREIT Units for shares that became effective January 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Pettinella	Director, President and Chief Executive Officer	February 26, 2010
Edward J. Pettinella

/s/ David P. Gardner	Executive Vice President, Chief Financial Officer	February 26, 2010
David P. Gardner	(Principal Financial Officer)

/s/ Robert J. Luken	Senior Vice President, Chief Accounting Officer	February 26, 2010
Robert J. Luken	and Treasurer (Principal Accounting Officer)

/s/ Kenneth O. Hall	Vice President and Controller	February 26, 2010
Kenneth O. Hall

/s/ Norman P. Leenhouts	Director, Co-Chairman of the Board of Directors	February 26, 2010
Norman P. Leenhouts

/s/ Nelson B. Leenhouts	Director, Co-Chairman of the Board of Directors	February 26, 2010
Nelson B. Leenhouts

/s/ Stephen R. Blank	Director	February 26, 2010
Stephen R. Blank

/s/ Josh E. Fidler	Director	February 26, 2010
Josh E. Fidler

/s/ Alan L. Gosule	Director	February 26, 2010
Alan L. Gosule

/s/ Leonard F. Helbig, III	Director	February 26, 2010
Leonard F. Helbig, III

/s/ Clifford W. Smith, Jr.	Director	February 26, 2010
Clifford W. Smith, Jr.

/s/ Paul L. Smith	Director	February 26, 2010
Paul L. Smith

/s/ Amy L. Tait	Director	February 26, 2010
Amy L. Tait

HOME PROPERTIES, INC.
FORM 10-K
For The Year Ended December 31, 2009
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
Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/99 (the "12/31/99 10-K")
10.9	Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/21/06
10.10	Amendment No. One to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the period ended 9/30/2008 (the "9/30/2008 10-Q")
10.11	Amendment No. 2 to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/2/09
10.12	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/06
10.13	Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith and Bear Stearns & Co., Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/19/06
10.14	Directors' Stock Grant Plan*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 5/22/98
10.15	Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 6/6/97
10.16	Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-Q of Home Properties of New York, Inc. for the quarter ended 3/31/00 (the "3/31/00 10-Q")

10.17	Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01
10.18	Amendment No. Three to Home Properties, Inc. Amended and Restated Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.19	2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/99 10-K
10.20	Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01 (the "12/31/01 10-K")
10.21	Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/01 10-K
10.22	Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03
10.23	Amendment No. Four to Home Properties, Inc. 2000 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.24	Amended and Restated 2003 Stock Benefit Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 5/6/05
10.25	Amendment No. One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.26	Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the Schedule 14A filed on 3/24/08
10.27	Amendment No. One to Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q
10.28	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/28/06
10.29	Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the 7/2/99 8-K
10.30	Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan*	Incorporated by reference to the 3/31/00 10-Q
10.31	Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/03 (the "12/31/03 10-K")
10.32	Amendment No. Three to Home Properties, Inc. and Home Properties, L.P. Executive Retention Plan*	Incorporated by reference to the 9/30/08 10-Q
10.33	Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P., Home Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004*	Incorporated by reference to 12/31/03 10-K

10.34	Second Amended and Restated Incentive Compensation Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/07
10.35	Amendment No. One to Home Properties, Inc. Second Amended and Restated Incentive Compensation Plan*	Incorporated by reference to the 9/30/08 10-Q
10.36	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/07 (the "12/31/07 10-K")
10.37	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the 12/31/07 10-K
10.38	Amendment No. One to Home Properties, Inc. Deferred Bonus Plan (Amended and Restated January 1, 2008)*	Filed herewith
10.39	Indemnification Agreement between Home Properties, Inc. and Stephen R. Blank	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/08 (the “12/31/08 10-K”)
10.40	Indemnification Agreement between Home Properties, Inc. and Josh E. Fidler	Incorporated by reference to the 12/31/08 10-K
10.41	Changes to Compensation Arrangements for Named Executive Officers in 2009*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/09 (the “3/31/09 10-Q”)
10.42	Equity Grant for Non-Employee Directors in 2009*	Incorporated by reference to the 3/31/09 10-Q
10.43	Amended and Restated Lease Agreement Between Clinton Square Asset Holding Associates, L.P. and Home Properties, L.P. dated July 6, 2009	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/09
10.44
Credit Agreement, dated as of September 1, 2009 among Home Properties, L.P., Home Properties, Inc. and Manufacturers and Traders Trust Company, RBS Citizens, N.A., d/b/a/ Charter One, Chevy Chase Bank, a Division of Capital One, N.A. and Bank of Montreal
Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on September 2, 2009 (the “9/2/09 8-K”)
10.45	Guaranty, dated September 1, 2009 from Home Properties, Inc. and certain affiliates to Manufacturers Traders Trust Company as agent for the lenders under the Credit Agreement of the same date.	Incorporated by reference to the 9/2/09 8-K.
10.46	ATM Equity Offering Sales Agreement, dated December 3, 2009 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp.	Incorporated by reference to the Form 8-K filed by Home Properties on 12/3/09.
10.47	Amendment No. One Hundred Three to the Second Amended and Restated Limited Partnership Agreement	Filed herewith
10.48	Amendment No. Eighty-Nine to Second Amended and Restated Limited Partnership Agreement	Filed herewith
10.49	Indemnification Agreement between Home Properties, Inc. and Charles J. Koch	Filed herewith
11	Computation of Per Share Earnings Schedule	Filed herewith
21	List of Subsidiaries of Home Properties, Inc.	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 906 Certification of Chief Executive Officer**	Furnished herewith
32.2	Section 906 Certification of Chief Financial Officer**	Furnished herewith
99	Additional Exhibits - Debt Summary Schedule	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**	These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2009.