Form 10-Q
period 2010-03-31
HOME PROPERTIES INC
filed 2010-05-07
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(The Registrant is not yet required to submit Interactive Data) Yes ☐ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 30, 2010

$.01 par value	36,335,814

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOME PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009
ASSETS
Real estate:
Land	$508,087	$508,087
Construction in progress	198,329	184,617
Buildings, improvements and equipment	3,238,007	3,223,275

	3,944,423	3,915,979
Less: accumulated depreciation	(763,337)	(733,142)

Real estate, net	3,181,086	3,182,837

Cash and cash equivalents	9,119	8,809
Cash in escrows	28,268	27,278
Accounts receivable, net	14,423	14,137
Prepaid expenses	15,657	16,783
Deferred charges, net	12,807	13,931
Other assets	5,155	4,259

Total assets	$3,266,515	$3,268,034

LIABILITIES AND EQUITY
Mortgage notes payable	$2,114,132	$2,112,645
Exchangeable senior notes, net	136,644	136,136
Line of credit	11,000	53,500
Accounts payable	19,379	19,695
Accrued interest payable	12,221	10,661
Accrued expenses and other liabilities	28,199	27,989
Security deposits	19,161	19,334

Total liabilities	2,340,736	2,379,960

Commitments and contingencies

Equity:
Common stock, $0.01 par value; 80,000,000 shares authorized; 36,150,628 and 34,655,428 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	361	347
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	977,975	922,078
Distributions in excess of accumulated earnings	(278,957)	(261,313)

Total common stockholders’ equity	699,379	661,112
Noncontrolling interest	226,400	226,962

Total equity	925,779	888,074

Total liabilities and equity	$3,266,515	$3,268,034

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009
Revenues:
Rental income	$114,315	$115,375
Property other income	12,621	12,193
Interest income	4	8
Other income	54	278

Total revenues	126,994	127,854

Expenses:
Operating and maintenance	57,057	56,431
General and administrative	5,558	5,888
Interest	30,434	30,553
Depreciation and amortization	30,395	29,654

Total expenses	123,444	122,526

Income from continuing operations	3,550	5,328

Discontinued operations:
Loss from discontinued operations	(28)	(3,777)
Gain (loss) on disposition of property	(11)	13,508

Discontinued operations	(39)	9,731

Net income	3,511	15,059
Net income attributable to noncontrolling interest	(874)	(4,157)

Net income attributable to common shareholders	$2,637	$10,902

Basic earnings per share:
Income from continuing operations	$0.08	$0.12
Discontinued operations	—	0.21

Net income attributable to common shareholders	$0.08	$0.33

Diluted earnings per share:
Income from continuing operations	$0.07	$0.12
Discontinued operations	—	0.21

Net income attributable to common shareholders	$0.07	$0.33

Weighted average number of shares outstanding:
Basic	34,970,442	32,668,662

Diluted	35,406,846	32,699,764

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Totals

Balance, January 1, 2009	32,431,304	$324	$857,415	$(206,961)	$260,754	$911,532
Comprehensive income:
Net income	—	—	—	34,419	12,659	47,078
Issuance of common stock, net	1,234,816	12	53,927	—	—	53,939
Repurchase of common stock	(97,304)	—	(2,935)	—	—	(2,935)
Conversion of UPREIT Units for common stock	1,086,612	11	21,321	—	(21,332)	—
Adjustment of noncontrolling interest	—	—	(7,650)	—	7,650	—
Dividends and distributions paid ($2.68 per share)	—	—	—	(88,771)	(32,769)	(121,540)

Balance, December 31, 2009	34,655,428	$347	$922,078	$(261,313)	$226,962	$888,074
Comprehensive income:
Net income	—	—	—	2,637	874	3,511
Issuance of common stock, net	1,320,132	13	61,709	—	—	61,722
Repurchase of common stock	(11,395)	(1)	(521)	—	—	(522)
Conversion of UPREIT Units for common stock	186,463	2	3,584	—	(3,586)	—
Adjustment of noncontrolling interest	—	—	(8,875)	—	8,875	—
Dividends and distributions paid ($0.58 per share)	—	—	—	(20,281)	(6,725)	(27,006)

Balance, March 31, 2010	36,150,628	$361	$977,975	$(278,957)	$226,400	$925,779

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(IN THOUSANDS)
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$3,511	$15,059

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,894	30,494
Amortization of debt discount	508	480
Gain (loss) on disposition of property	11	(13,508)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	1,442	1,195
Changes in assets and liabilities:
Cash in escrows, net	(746)	781
Other assets	(39)	4,644
Accounts payable and accrued liabilities	1,767	(3,058)

Total adjustments	34,837	21,028

Net cash provided by operating activities	38,348	36,087

Cash flows from investing activities:
Additions to properties	(15,531)	(20,313)
Additions to construction in progress	(13,614)	(11,170)
Proceeds from (payments for) sale of properties, net	(11)	66,912
Additions to cash in escrows, net	(243)	(412)

Net cash provided by (used in) investing activities	(29,399)	35,017

Cash flows from financing activities:
Proceeds from sale of common stock, net	60,280	847
Repurchase of common stock	(522)	(711)
Proceeds from mortgage notes payable	26,430	—
Payments of mortgage notes payable	(24,943)	(43,887)
Proceeds from line of credit	60,500	78,500
Payments on line of credit	(103,000)	(74,000)
Proceeds from (payments of) deferred loan costs, net	(377)	164
Additions to cash in escrows, net	(1)	(7)
Dividends and distributions paid	(27,006)	(30,317)

Net cash used in financing activities	(8,639)	(69,411)

Net increase in cash and cash equivalents	310	1,693
Cash and cash equivalents:
Beginning of year	8,809	6,567

End of period	$9,119	$8,260

Supplemental disclosure of non-cash investing and financing activities:
Exchange of UPREIT Units for common shares	3,586	8,684
Additions to properties included in accounts payable	1,652	5,587
Mortgage note premium write-off	—	615
The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
1. Unaudited Interim Financial Statements
The interim consolidated financial statements of Home Properties, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
2. Organization and Basis of Presentation
Organization
The Company was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in select Northeast, Mid-Atlantic and Southeast Florida regions of the United States. The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of March 31, 2010, the Company operated 108 apartment communities with 37,062 apartments. Of this total, the Company owned 106 communities, consisting of 35,912 apartments, managed as general partner one partnership that owned 868 apartments, and fee managed one community, consisting of 282 apartments, for a third party.
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its ownership of 75.8% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at March 31, 2010 (74.7% at December 31, 2009). The remaining 24.2% is reflected as noncontrolling interest in these consolidated financial statements at March 31, 2010 (25.3% at December 31, 2009). The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership.
The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (“HPRS” or the “Management Company”). The Management Company is a wholly owned subsidiary of the Company. In addition, the Company consolidates one affordable housing limited partnership in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for the consolidation of variable interest entities. All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
3. Recently Adopted Accounting Standards
Effective January 1, 2010, the Company adopted the amended guidance related to the consolidation of variable interest entities (Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The Company’s adoption of this authoritative guidance did not have any impact on its financial position and results of operations.
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
The reconciliation of the basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 follows:

	Three Months
	2010	2009
Numerator:
Income from continuing operations	$3,550	$5,328
Less: Income from continuing operations attributable to noncontrolling interest	(884)	(1,471)

Income from continuing operations attributable to common shareholders	$2,666	$3,857

Discontinued operations	$(39)	$9,731
Less: Discontinued operations attributable to noncontrolling interest	10	(2,686)

Discontinued operations attributable to common shareholders	$(29)	$7,045

Denominator:
Basic weighted average number of common shares outstanding	34,970,442	32,668,662
Effect of dilutive stock options	342,907	20,257
Effect of phantom and restricted shares	93,497	10,845

Diluted weighted average number of common shares outstanding	35,406,846	32,699,764

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.08	$0.12
Discontinued operations	—	0.21

Net income attributable to common shareholders	$0.08	$0.33

Diluted earnings per share:
Income from continuing operations	$0.07	$0.12
Discontinued operations	—	0.21

Net income attributable to common shareholders	$0.07	$0.33

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
Unexercised stock options to purchase 1,410,388 and 2,558,268 shares of the Company’s common stock for the three months ended March 31, 2010 and 2009, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive. Also, in conjunction with the issuance of the Senior Notes, there were 331,257 and 335,802 potential shares issuable under certain circumstances, of which all are considered antidilutive as of March 31, 2010 and 2009, respectively.
5. Variable Interest Entities
The Company is the general partner in one variable interest entity (“VIE”) syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company manages the day-to-day operations of the partnership for a management fee. In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 11). The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels. Included in the Consolidated Balance Sheet for this VIE as of March 31, 2010 are total assets of $10,802, total liabilities of $16,860 and partners’ deficit of $6,058, respectively. Of the $16,860 in total liabilities, $15,929 represents non-recourse mortgage debt.
6. Exchangeable Senior Notes
In October 2006, the Company issued $200,000 of exchangeable senior notes under an Indenture Agreement (the “Indenture”), with a coupon rate of 4.125% (“Senior Notes”). In the fourth quarter of 2008, the Company repurchased $60,000 principal amount of the Senior Notes, leaving $140,000 outstanding. The Senior Notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share. The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date. The notes are structurally subordinated to the secured indebtedness of the Company. The Company is not subject to any financial covenants under the Indenture. In addition, the Indenture will not restrict the ability to pay distributions, incur debt or issue or repurchase securities.
The following table provides additional information about the Senior Notes as of March 31, 2010 and December 31, 2009:

	2010	2009
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(3,356)	(3,864)

Carrying amount of liability component	$136,644	$136,136

Carrying amount of equity component	$13,950	$13,950

The following table provides additional information about the Senior Notes for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Coupon interest	$1,444	$1,444
Amortization — issuance costs	137	137
Discount amortization	508	480

Total interest expense — Senior Notes	$2,089	$2,061

Effective interest rate	5.75%	5.75%

Conversion price per share, as adjusted	$72.87	$73.04

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
7. Line of Credit
As of March 31, 2010, the Company had a $175,000 unsecured line of credit agreement which expires August 31, 2011 with an optional one-year extension at the Company’s option. The Company had $11,000 outstanding under the credit facility on March 31, 2010. Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.25% at March 31, 2010 resulting in an effective rate of 4.50% for the Company.
The credit agreement relating to this line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for the three months ended March 31, 2010.
The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At March 31, 2010, the Company had outstanding letters of credit of $5,174 and the amount available on the credit facility was $158,826.
8. Fair Value of Financial Instruments
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
At March 31, 2010 and December 31, 2009, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2,322,869 and $2,337,866, respectively, compared to its carrying amount of $2,261,776 and $2,302,281.
9. Interest Capitalized
Capitalized interest associated with communities under development or rehabilitation totaled $2,816 and $1,794 for the three months ended March 31, 2010 and 2009, respectively.
10. Stockholders’ Equity
At-the-Market Equity Offering Program
On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it may sell up to 3.7 million shares of common stock (not to exceed $150,000 of gross proceeds), from time to time in ATM offerings or negotiated transactions. The following are issuances of common stock through this program through March 31, 2010:

	Number of	Gross		Net Average
Period	Shares Sold	Proceeds	Net Proceeds	Sales Price
December 31, 2009	871,600	$39,830	$39,032	$45.70
March 31, 2010	1,285,700	60,092	58,889	46.74

Total	2,157,300	$99,922	$97,921	$46.32

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
In addition, the Company issued an additional 155,900 shares of common stock at an average price per share of $46.92, for aggregate gross proceeds of $7,315 with a trade date in March 2010 and a settlement date in April 2010. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $146 were $7,169. The Company includes only share issuances that have settled in the calculation of shares outstanding at March 31, 2010.
Dividends Per Common Share
On March 5, 2010, the Company paid a dividend in the amount of $0.58 per share of common stock to shareholders of record as of the close of business on March 1, 2010.
11. Segment Reporting
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
Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the Core properties represent communities owned as of January 1, 2009. Non-core properties consist of the VIE and apartment communities acquired or developed during 2009 and 2010, such that full year comparable operating results are not available.
The Company assesses and measures segment operating results based on a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses. The accounting policies of the segments are the same as those described in Notes 1, 2 and 3 of the Company’s Form 10-K for the year ended December 31, 2009.
The revenues and net operating income for each of the operating segments are summarized for the three months ended March 31, 2010 and 2009 as follows:

	Three Months
	2010	2009
Revenues:
Apartments owned
Core properties	$125,783	$126,388
Non-core properties	1,153	1,180
Reconciling items	58	286

Total revenues	$126,994	$127,854

Net operating income:
Apartments owned
Core properties	$69,852	$71,038
Non-core properties	27	99
Reconciling items	58	286

Net operating income, including reconciling items	69,937	71,423
General and administrative expenses	(5,558)	(5,888)
Interest expense	(30,434)	(30,553)
Depreciation and amortization	(30,395)	(29,654)

Income from continuing operations	$3,550	$5,328

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
The assets for each of the reportable segments are summarized as follows as of March 31, 2010 and December 31, 2009:

	2010	2009
Assets:
Apartments owned
Core properties	$2,960,206	$2,975,642
Non-core properties	220,880	207,195
Reconciling items	85,429	85,197

Total assets	$3,266,515	$3,268,034

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
Included in discontinued operations for the three months ended March 31, 2009 are the operating results of five apartment communities sold in three separate transactions during 2009 (the “2009 Disposed Communities”). Included in discontinued operations for the three months ended March 31, 2010 are the operating results of the wind-up activities for the 2009 Disposed Communities. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
The operating results of discontinued operations are summarized for the three months ended March 31, 2010 and 2009 as follows:

	Three Months
	2010	2009
Revenues:
Rental income	$—	$2,098
Property other income	9	273

Total revenues	9	2,371

Expenses:
Operating and maintenance	37	1,258
Interest expense, including prepayment penalties	—	4,497
Depreciation and amortization	—	393

Total expenses	37	6,148

Loss from discontinued operations	$(28)	$(3,777)

13. Commitments and Contingencies
Letters of Credit
As of March 31, 2010 the Company had issued $5,174 in letters of credit, which were provided under the Company’s $175,000 unsecured line of credit agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies, and construction projects.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
Debt Covenants
The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.
Tax Protection Obligations
In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (23% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange. The remaining terms on the sale restrictions range from 1 to 5.75 years.
Limited Partnership
The Company, through its general partnership interest in an affordable property limited partnership, has guaranteed certain low income housing tax credits to limited partners for a remaining period of six years totaling approximately $3,000. As of March 31, 2010, there were no known conditions that would make such payments necessary relating to these guarantees. In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.
Contingencies
The Company is not a party to any legal proceedings which are expected to have a material adverse effect on the Company’s liquidity, financial position or results of operations. The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.
14. Subsequent Events
On April 1, 2010, the Company acquired two communities located in Westminster, Maryland from the same seller. Middlebrooke Apartments and Westbrooke Apartments, with 208 units and 110 units, respectively, were purchased for $17,350 and $6,350, respectively. In connection with these acquisitions, closing costs of $227 were expensed and will be reflected in general and administrative costs for the second quarter of 2010. The purchase price and closing costs were funded with the line of credit.
On May 4, 2010, the Board of Directors approved a dividend of $0.58 per share on the Company’s common stock for the quarter ended March 31, 2010. This is the equivalent of an annual distribution of $2.32 per share. The dividend is payable May 27, 2010 to shareholders of record on May 17, 2010.

HOME PROPERTIES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(UNAUDITED)
The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Forward-Looking Statements
This discussion contains forward-looking statements. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of the information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Some examples of forward-looking statements include statements related to acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact should be considered to be forward-looking statements. Some of the words used to identify forward-looking statements include “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and any other similar expressions. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.
Liquidity and Capital Resources
General
In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at March 31, 2010 (no change from initial rating) is a corporate credit rating of “BBB” (Triple-B).
The Company’s principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisition and development of additional properties and debt repayments. The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.
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
Cash Flow Summary
The Company’s net cash flow from operating activities increased from $36 million in 2009, to $38 million in 2010. The $2 million increase was primarily due to timing differences in cash disbursements between periods.

Cash used in investing activities was $29 million during 2010 compared to cash provided by investing activities of $35 million in 2009. The $64 million swing between periods is primarily due to the 2009 period receiving the benefit of $67 million proceeds from the sale of properties, while the 2010 period realized no property sales. There were no cash outflows for the purchase of properties and land for development in either period. Cash outflows for capital improvements were $16 million during 2010 as compared to $20 million for 2009. The $4 million lower outflow in 2010 reflects management’s conscious efforts to conserve cash and focus only on selective rehabilitation in markets that are able to support rent increases. Cash outflows for additions to construction in progress were $14 million in 2010 as compared to $11 million in 2009. The higher spending on development in 2010 reflects the ongoing construction of two communities which will be placed into service in 2010.
Net cash used in financing activities totaled $9 million in 2010. Cash flows from net proceeds of the ATM common stock offering of $59 million, proceeds from stock option exercises of $1 million and net proceeds from mortgage financing of $1 million were more than offset by distributions paid to shareholders and UPREIT unitholders of $27 million, and a net paydown of $43 million on the line of credit. Net cash used in financing activities totaled $69 million for 2009, primarily as a result of net borrowing under our line of credit of $5 million and proceeds from stock option exercises of $1 million being more than offset by paydown on mortgage notes of $44 million, distributions paid to shareholders and UPREIT unitholders of $30 million, and common stock repurchases of $1 million.
Line of Credit
As of March 31, 2010, the Company had a $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which expires August 31, 2011, with a one-year extension, at the Company’s option. The Company had $11.0 million outstanding under the credit facility on March 31, 2010. The line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available. At March 31, 2010, the Company had outstanding letters of credit of $5.2 million. As of March 31, 2010, the amount available on the credit facility was $158.8 million. Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.25% at March 31, 2010, resulting in an effective rate of 4.50% for the Company.
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
Indebtedness
As of March 31, 2010, the weighted average interest rate on the Company’s total indebtedness of $2.3 billion was 5.54% with staggered maturities averaging approximately six years. Approximately 89% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.
Unencumbered Assets
The Company increased the percentage of unencumbered assets of the total property pool. At the end of 2009, assets free of mortgage financings, inclusive of unencumbered development properties, were 20% of the property portfolio. This grew to 21% as of March 31, 2010. Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement.

UPREIT Units
The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company; however, during 2009 and through March 31, 2010, the Company has not issued any UPREIT Units as consideration for acquired properties.
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
Universal Shelf Registration
On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s At-the-Market offering described below are made under this registration statement.
At-the-Market Equity Offering Program
On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it may sell up to 3.7 million shares of common stock (not to exceed $150 million of gross proceeds), from time to time in ATM offerings or negotiated transactions. During December 2009, the Company issued 871,600 shares of common stock at an average price per share of $45.70, for aggregate gross proceeds of $39.8 million. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $0.8 million were $39.0 million. During the three months ended March 31, 2010, the Company issued 1,285,700 shares of common stock at an average price per share of $46.74, for aggregate gross proceeds of $60.1 million. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $1.2 million were $58.9 million. In addition, the Company issued an additional 155,900 shares of common stock at an average price per share of $46.92, for aggregate proceeds of $7.3 million with a trade date in March 2010 and a settlement date in April 2010. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $0.1 million were $7.2 million. As of April 30, 2010, the Company has $43 million remaining common stock to be issued under the ATM program.
Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)
The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company’s behalf or new share issuances. Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”). During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares. At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market. In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during 2009 and through March 31, 2010.

Stock Repurchase Program
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2009 and through March 31, 2010. The remaining authorization level as of March 31, 2010 is 2,291,160 shares. The Company will continue to monitor stock prices, the NAV, and acquisition/development alternatives to determine the current best use of capital between the two major uses of capital – stock buybacks and acquisitions/development. At the present time, the Company has no intention of buying any stock back during the remainder of 2010.
Variable Interest Entities
The Company is the general partner in one variable interest entity (“VIE”) syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company manages the day-to-day operations of the partnership for a management fee. In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership. The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels. Included in the Consolidated Balance Sheet for this VIE as of March 31, 2010 are total assets of $10.8 million, total liabilities of $16.9 million and partners’ deficit of $6.1 million. Of the $16.9 million in total liabilities, $15.9 million represents non-recourse mortgage debt. The VIE is included in the Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009.
The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners for a remaining period of six years totaling approximately $3 million. Such guarantee requires the Company to operate the property in compliance with Internal Revenue Code Section 42 for a total of 15 years. The Company believes the property’s operations conform to the applicable requirements as set forth above. In addition, as the general partner in this partnership, the Company is obligated to advance funds to meet partnership operating deficits.
Acquisitions, Development and Dispositions
Acquisitions
On April 1, 2010, the Company acquired two communities located in the Baltimore region from the same seller with a total of 318 units for $23.7 million. In connection with these acquisitions, closing costs of $0.2 million were expensed and will be reflected in general and administrative costs for the second quarter of 2010. The purchase price and closing costs were funded with the line of credit. The weighted average first year capitalization rate projected by the Company on these acquisitions was 6.3%.
Development
The Company has two projects currently under construction, 1200 East West Highway and The Courts at Huntington Station.
1200 East West Highway is in Silver Spring, Maryland and construction is expected to be completed by the end of May 2010. It is a 14-story high rise with 247 apartments and 10,600 square feet of commercial space that realized initial occupancy in March 2010. As of March 31, 2010, 22 of the 114 units available to rent were occupied and another 34 units were pre-leased. Stabilization is anticipated by year-end.
The Courts at Huntington Station is in Alexandria, Virginia and construction of the 202 units in Phase I is expected to be complete by the end of May 2010. Initial occupancy is expected in May 2010 and the lease-up period is projected to last eleven months. Construction on Phase II (219 units) has commenced and is scheduled to be complete in the second quarter of 2011, reaching stabilized occupancy a year later.

The Company owns no raw land and has no real estate development investments in which the cost is in excess of the Company’s estimate of the investments’ fair market value. Therefore, the Company has not had to record any development pipeline impairment charges. The Company does not currently plan to acquire new entitled or raw land for development in 2010.
Dispositions
During the three months ended March 31, 2010, there were no property dispositions.
Contractual Obligations and Other Commitments
The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable. The Company’s line of credit matures in August 2011 (not including a one-year extension, at the option of the Company) and had $11.0 million in loans and letters of credit totaling $5.2 million outstanding at March 31, 2010. The $2.1 billion in mortgage notes payable have varying maturities ranging from 1 month to 25 years. The weighted average interest rate of the Company’s secured debt was 5.53% at March 31, 2010. The weighted average rate of interest on the Company’s total indebtedness of $2.3 billion at March 31, 2010 was 5.54%.
In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%. During 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes and $140 million remain outstanding at March 31, 2010. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share. The adjusted exchange price at March 31, 2010 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.
The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties. The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance. The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.
Capital Improvements (dollars in thousands, except unit and per unit data)
For 2010, the Company estimates that the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment will remain unchanged at $800 per apartment unit.
The Company’s policy is to capitalize costs related to the acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, new roofs, site improvements and various exterior building improvements. Non-recurring, revenue generating upgrades include, among other items community centers, new windows, and kitchen/bath apartment upgrades. Revenue generating capital improvements are expected to directly result in increased rental earnings or expense savings. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.

The Company estimates that on an annual basis $800 per unit is spent on recurring capital expenditures in 2010 and 2009. During the three months ended March 31, 2010 and 2009, approximately $200 per unit was estimated to be spent on recurring capital expenditures. The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2010 and 2009 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three months ended March 31, 2010 as follows:

	For the three months ended March 31,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$49	$1	$49	$1	$521	$15
Major building improvements	1,128	32	185	5	1,313	37	2,708	76
Roof replacements	195	5	—	—	195	5	384	11
Site improvements	394	11	829	23	1,223	34	390	11
Apartment upgrades	1,639	46	3,412	96	5,051	142	6,444	180
Appliances	1,012	28	—	—	1,012	28	1,198	33
Carpeting/flooring	1,978	55	8	—	1,986	55	2,575	72
HVAC/mechanicals	635	18	2,139	60	2,774	78	1,860	52
Miscellaneous	179	5	175	5	354	10	697	19

Totals	$7,160	$200	$6,797	$190	$13,957	$390	$16,777	$469

(a)	Calculated using 35,798 core units for the three months ended March 31, 2010 and 2009.
The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended March 31,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$7,160	$200	$6,797	$190	$13,957	$390	$16,777	$469
2009 Disposed Communities	—	—	—	—	—	—	343	409
Corporate office expenditures(1)	—	—	—	—	911	—	310	—

Totals	$7,160	$200	$6,797	$190	$14,868	$390	$17,430	$467

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,798 core units for the three months ended March 31, 2010; and 35,798 core units and 2009 disposed units of 839 for the three months ended March 31, 2009.

Results of Operations (dollars in thousands, except unit and per unit data)
Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI. The Company also uses this measure to compare its performance to that of its peer group.

Comparison of three months ended March 31, 2010 to the same period in 2009
The Company had 105 apartment communities with 35,798 units which were owned during the three months ended March, 2010 and 2009 (the “Core Properties”). The Company has acquired/developed an additional one apartment community with 114 units during 2010 (the “Acquisition Communities”). During 2009, the Company disposed of five apartment communities with a total of 1,333 units, which had partial results for 2009 (the “2009 Disposed Communities”). The results of these disposed properties have been classified as discontinued operations and are not included in the table below.
The reported income from operations in the table below includes the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.
A summary of the net operating income for Core Properties is as follows:

	Three Months
	2010	2009	$ Change	% Change
Rent	$113,185	$114,225	$(1,040)	(0.9%)
Utility recovery revenue	7,684	7,249	435	6.0%

Rent including recoveries	120,869	121,474	(605)	(0.5%)
Property other income	4,914	4,914	—	0.0%

Total revenue	125,783	126,388	(605)	(0.5%)
Operating and maintenance	(55,931)	(55,350)	(581)	(1.0%)

Net operating income	$69,852	$71,038	$(1,186)	(1.7%)

A summary of the net operating income for the Company as a whole is as follows:

	Three Months
	2010	2009	$ Change	% Change
Rent	$114,315	$115,375	$(1,060)	(0.9%)
Utility recovery revenue	7,688	7,256	432	6.0%

Rent including recoveries	122,003	122,631	(628)	(0.5%)
Property other income	4,933	4,937	(4)	(0.1%)

Total revenue	126,936	127,568	(632)	(0.5%)
Operating and maintenance	(57,057)	(56,431)	(626)	(1.1%)

Net operating income	$69,879	$71,137	$(1,258)	(1.8%)

Of the $1,060 decrease in rental income, $70 is attributable to the Acquisition Communities and $1,040 is attributable to the Core Properties as the result of a decrease of 1.5% in weighted average rental rates from $1,143 to $1,126 per apartment unit; partially offset by a 0.6% increase in economic occupancy from 93.0% to 93.6%. This is offset by an increase of $50 attributable to the consolidation of the VIE. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $432 increase in utility recovery revenue, $435 is attributable to the Core Properties offset by a $3 decrease attributable to the consolidation of the VIE.
The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents decreased by $4 attributable to the consolidation of the VIE.
Of the $626 increase in operating and maintenance expenses, $94 is attributable to the Acquisition Communities and $581 is attributable to the Core Properties; partially offset by a $49 decrease that is attributable to the consolidation of the VIE reflecting a decrease in repairs and maintenance expenses from 2009. The increase in Core Properties is primarily due to increases in property insurance and snow removal costs, partially offset by decreases in electricity and natural gas heating costs.
Electricity costs were down $205, or 8.5% from a year ago primarily a result of lower consumption due to the compact fluorescent bulb replacement program that was rolled out in the third quarter of 2009 and a one time rebate of $94 received in the Baltimore region.

Natural gas heating costs were down $1,128, or 12.6% from a year ago due to a combination of lower commodity rates offset by increased consumption due to a slightly colder first quarter than the prior year quarter. For the first quarter 2010, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $9.54 per decatherm, compared to $11.37 per decatherm for the 2009 period, a 16% decrease.
Property insurance increased by $527, or 21.7% as a result of increasing the reserve in 2010 by $349 compared to a reserve decrease adjustment in 2009 of $230. The $579 reserve swing is attributable to the flooding that occurred due to severe rain and wind storms late in the first quarter 2010 that caused damage at many locations, particularly in the Boston region. Almost 100 apartments at one of our Boston properties flooded, requiring some residents to evacuate. In addition, the 2009 period realized the benefit of $408 in subrogation counterclaims settled for two 2007 fire losses. Without these unusual items, insurance would have decreased $460, or 15%.
Snow removal costs were up $1,190, or 169.3% as most of our Mid-Atlantic regions suffered from record storms. In addition, storm-related personnel costs for overtime and temporary labor of $252 and costs for our own snow removal fleet of $67 were incurred in the first quarter of 2010 and were recorded in personnel expense and repairs & maintenance, respectively.
General and administrative expenses decreased in 2010 by $330, or 5.6%. General and administrative expenses as a percentage of total revenues were 4.4% for 2010 as compared to 4.6% for 2009. The incentive bonus is up $46, or 13.3%, as compared to 2009, which reflects the relative increase in the Company’s operating performance versus its peers as compared to the prior year. Stock based compensation expenses were up $123, or 11.2%, in 2010 as compared to 2009, due to the impact of the prescribed changes in vesting period determination of retirement eligibility that took effect in 2006. These costs are primarily offset by staff reductions and other efficiency measures taken by the Company during the last year.
Interest expense decreased by $119, or 0.4% in 2010 primarily as a result of higher level of variable interest rate borrowings in 2010 as compared to 2009, which yielded lower effective rates than the fixed rate debt.
Depreciation and amortization expense increased $741, or 2.5% due to the depreciation on the capital additions to the Core Properties.
Included in discontinued operations for the three months ended March 31, 2010 are the residual operating results of the 2009 Disposed Communities. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
Funds From Operations
Pursuant to the revised definition of Funds From Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) excluding gains or losses from sales of property, noncontrolling interest, extraordinary items and cumulative effect of change in accounting principle plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares. Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition. The Company believes all adjustments not specifically provided for are consistent with the definition.
In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after a specific and defined supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate. The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.

Although our FFO as adjusted clearly differs from NAREIT’s definition of FFO, and may not be comparable to that of other REITs and real estate companies, we believe it provides a meaningful supplemental measure of our operating performance because we believe that, by excluding the effects of the losses from early extinguishments of debt associated with the sales of real estate, management and investors are presented with an indicator of our operating performance that more closely achieves the objectives of the real estate industry in presenting FFO.
Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO, nor FFO as adjusted represents cash generated from operating activities determined in accordance with GAAP, and neither is a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO, and FFO as adjusted should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.
FFO, and FFO as adjusted fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO, and FFO as adjusted should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO as adjusted can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. In addition, FFO as adjusted by the Company ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment. The Company also uses these measures to compare its performance to that of its peer group. FFO, and FFO as adjusted, do not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity.
The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three months ended March 31, 2010 and 2009 are presented below (in thousands):

	Three Months
	2010	2009
Net income attributable to common shareholders	$2,637	$10,902
Real property depreciation and amortization	29,723	29,420
Noncontrolling interest	874	4,157
Loss (gain) on disposition of property	11	(13,508)

FFO – Basic and Diluted, as defined by NAREIT	33,245	30,971
Loss from early extinguishment of debt in connection with sale of real estate	—	4,927

FFO – Basic and Diluted, as adjusted by the Company	$33,245	$35,898

Weighted average common shares/units outstanding (1):
Basic	46,595.9	45,180.0

Diluted	47,032.3	45,211.1

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.
All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants
The credit agreement relating to the Company’s line of credit provides for the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for all periods presented. The line of credit has not been used for long-term financing but adds a certain amount of flexibility, especially in meeting the Company’s acquisition goals. Many times it is easier to temporarily finance an acquisition or stock repurchases by short-term use of the line of credit, with long-term secured financing or other sources of capital replenishing the line of credit availability.
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
Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In the fourth quarter of 2007, throughout 2008, 2009 and continuing into 2010, the sub-prime issue put significant pressure on the mortgage lending industry. This led to problems in the financial system which developed into the worst recession since the Great Depression. The credit markets tightened, consumer confidence plunged and unemployment soared. The Company has continued to receive favorable financing at market rates of interest. Its occupancy at 95.0% in 2008, 94.9% in 2009 and 94.8% during the first quarter of 2010 remain the highest it has been since 2000 and financial performance continued strong. However, a recessionary economy and increasing job losses typically slow household formations which could affect occupancy and decrease the Company’s ability to raise rents. In light of this, we will continue to review our business strategy throughout the year. However, we believe that given our B-class property type and the geographic regions in which we are located, the Company’s financial performance will be affected less negatively than its peers.
Declaration of Dividend
On May 4, 2010, the Board of Directors approved a dividend of $0.58 per share on the Company’s common stock for the quarter ended March 31, 2010. This is the equivalent of an annual distribution of $2.32 per share. The dividend is payable May 27, 2010 to shareholders of record on May 17, 2010.
Contingencies
The Company is not a party to any legal proceedings which are expected to have a material adverse effect on the Company’s liquidity, financial position or results of operations. The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability and property insurance. Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.
Recently Adopted and Recently Issued Accounting Standards
Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to Consolidated Financial Statements, Note 3.

HOME PROPERTIES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At March 31, 2010 and December 31, 2009, approximately 89% of the Company’s debt bore interest at fixed rates. At March 31, 2010 and December 31, 2009, approximately 83% of the Company’s debt was secured and bore interest at fixed rates. The secured fixed rate debt had weighted average maturities of approximately 5.17 and 5.35 years and a weighted average interest rate of approximately 5.87% and 5.86% at March 31, 2010 and December 31, 2009, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of approximately 7.15 and 7.75 years and a weighted average interest rate of 2.92% for both periods. The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.
At March 31, 2010 and December 31, 2009, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.17 billion and $2.15 billion, respectively, compared to its carrying amount of $2.11 billion and $2.11 billion, respectively. The Company estimates that a 100 basis point increase in market interest rates at March 31, 2010 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.08 billion and would result in $2.4 million higher interest expense on the variable rate secured debt. At March 31, 2010 and December 31, 2009, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2.32 billion and $2.34 billion, respectively, compared to its carrying amount of $2.26 billion and $2.30 billion.
The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units. As of March 31, 2010, the Company had no other material exposure to market risk.
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
The principal executive officer and principal financial officer evaluated, as of March 31, 2010, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.
There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2009. There have been no material changes in these risk factors during the three months ended March 31, 2010 and through the date of this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action does not establish a specific target stock price or a specific timetable for share repurchase. In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option. In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company. At March 31, 2010, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.
The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended March 31, 2010:

			Maximum
			shares/units
	Total	Average	available under
	shares/units	price per	the Company
Period	purchased (1)	share/unit	Program(2)

Balance January 1, 2010:			2,291,160
January, 2010	1,113	$47.71	2,291,160
February, 2010	—	—	2,291,160
March, 2010	—	—	2,291,160

Balance March 31, 2010:	1,113	$47.71	2,291,160

(1)
During the quarter ended March 31, 2010, and as permitted by the Company’s Stock Benefit Plan, 1,113 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise. These shares were returned to the status of authorized but unissued shares.

(2)	During the quarter ended March 31, 2010, there were no shares (units) repurchased and no Board approved increases under the Company Program.

ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
At a meeting duly called and held on May 3, 2010, the independent directors constituting the Company’s Compensation Committee approved changes to compensation arrangements for the executive officers who were named in the Summary Compensation Table of the Company’s Proxy Statement issued in connection with the 2010 Annual Meeting other than the Chief Executive Officer. At a meeting duly called and held on May 4, 2010, the Board of Directors of the Company approved changes to the compensation arrangements for the Chief Executive Officer. The changes to all of those arrangements are described on Exhibit 10.1 to this 10-Q. Also on May 4, 2010, the Board of Directors approved a grant of stock options and restricted stock to each of the non-employee directors as described on Exhibit 10.2 to this 10-Q.
ITEM 6. EXHIBITS

Exhibit 10.1	Changes to Compensation Arrangements for Named Executive Officers*

Exhibit 10.2	Equity Grant for Non-Employee Directors*

Exhibit 10.3	Amendment No. 104 to Second Amended and Restated Agreement of Limited Partnership

Exhibit 31.1	Section 302 Certification of Chief Executive Officer*

Exhibit 31.2	Section 302 Certification of Chief Financial Officer*

Exhibit 32.1	Section 906 Certification of Chief Executive Officer**

Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC. (Registrant) Date: May 7, 2010
By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date: May 7, 2010
By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and Chief Financial Officer