Form 10-Q
period 2010-06-30
HOME PROPERTIES INC
filed 2010-08-06
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 31, 2010

$.01 par value	37,493,719

HOME PROPERTIES, INC.

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations — Three months ended June 30, 2010 and 2009	4

Consolidated Statements of Operations — Six months ended June 30, 2010 and 2009	5

Consolidated Statements of Equity — Six months ended June 30, 2010 and year ended December 31, 2009	6

Consolidated Statements of Cash Flows — Six months ended June 30, 2010 and 2009	7

Notes to Consolidated Financial Statements	8-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

Signatures	33

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOME PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009

ASSETS
Real estate:
Land	$526,478	$508,087
Construction in progress	177,622	184,617
Buildings, improvements and equipment	3,332,582	3,223,275

	4,036,682	3,915,979
Less: accumulated depreciation	(793,652)	(733,142)

Real estate, net	3,243,030	3,182,837

Cash and cash equivalents	8,455	8,809
Cash in escrows	31,463	27,278
Accounts receivable	13,396	14,137
Prepaid expenses	11,280	16,783
Deferred charges	12,578	13,931
Other assets	6,385	4,259

Total assets	$3,326,587	$3,268,034

LIABILITIES AND EQUITY
Mortgage notes payable	$2,136,742	$2,112,645
Exchangeable senior notes	137,162	136,136
Line of credit	9,000	53,500
Accounts payable	20,121	19,695
Accrued interest payable	10,680	10,661
Accrued expenses and other liabilities	29,526	27,989
Security deposits	19,507	19,334

Total liabilities	2,362,738	2,379,960

Commitments and contingencies

Equity:
Common stock, $0.01 par value; 80,000,000 shares authorized; 37,481,406 and 34,655,428 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	375	347
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,029,975	922,078
Distributions in excess of accumulated earnings	(295,503)	(261,313)

Total common stockholders’ equity	734,847	661,112
Noncontrolling interest	229,002	226,962

Total equity	963,849	888,074

Total liabilities and equity	$3,326,587	$3,268,034

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009
Revenues:
Rental income	$116,624	$116,125
Property other income	9,350	8,895
Interest income	7	6
Other income	23	90

Total revenues	126,004	125,116

Expenses:
Operating and maintenance	50,632	50,968
General and administrative	7,110	6,249
Interest	29,927	30,257
Depreciation and amortization	30,964	29,848
Other expenses	623	—

Total expenses	119,256	117,322

Income from continuing operations	6,748	7,794

Discontinued operations:
Income from discontinued operations	33	504
Loss on disposition of property	(2)	(16)

Discontinued operations	31	488

Net income	6,779	8,282
Net income attributable to noncontrolling interest	(1,611)	(2,262)

Net income attributable to common stockholders	$5,168	$6,020

Basic earnings per share:
Income from continuing operations	$0.14	$0.17
Discontinued operations	—	0.01

Net income attributable to common stockholders	$0.14	$0.18

Diluted earnings per share:
Income from continuing operations	$0.14	$0.17
Discontinued operations	—	0.01

Net income attributable to common stockholders	$0.14	$0.18

Weighted average number of shares outstanding:
Basic	36,795,326	32,868,812

Diluted	37,247,152	32,919,406

Dividends declared per share	$0.58	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009
Revenues:
Rental income	$230,939	$231,500
Property other income	21,971	21,089
Interest income	11	14
Other income	77	368

Total revenues	252,998	252,971

Expenses:
Operating and maintenance	107,689	107,399
General and administrative	12,668	12,138
Interest	60,361	60,810
Depreciation and amortization	61,359	59,502
Other expenses	623	—

Total expenses	242,700	239,849

Income from continuing operations	10,298	13,122

Discontinued operations:
Income (loss) from discontinued operations	5	(3,274)
Gain (loss) on disposition of property	(13)	13,493

Discontinued operations	(8)	10,219

Net income	10,290	23,341
Net income attributable to noncontrolling interest	(2,485)	(6,419)

Net income attributable to common stockholders	$7,805	$16,922

Basic earnings per share:
Income from continuing operations	$0.22	$0.29
Discontinued operations	—	0.23

Net income attributable to common stockholders	$0.22	$0.52

Diluted earnings per share:
Income from continuing operations	$0.21	$0.29
Discontinued operations	—	0.23

Net income attributable to common stockholders	$0.21	$0.52

Weighted average number of shares outstanding:
Basic	35,894,052	32,777,001

Diluted	36,304,286	32,811,374

Dividends declared per share	$1.16	$1.34

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Totals

Balance, January 1, 2009	32,431,304	$324	$857,415	$(206,961)	$260,754	$911,532
Comprehensive income:
Net income	—	—	—	34,419	12,659	47,078
Issuance of common stock, net	1,234,816	12	53,927	—	—	53,939
Repurchase of common stock	(97,304)	—	(2,935)	—	—	(2,935)
Conversion of UPREIT Units for common stock	1,086,612	11	21,321	—	(21,332)	—
Adjustment of noncontrolling interest	—	—	(7,650)	—	7,650	—
Dividends and distributions paid	—	—	—	(88,771)	(32,769)	(121,540)

Balance, December 31, 2009	34,655,428	$347	$922,078	$(261,313)	$226,962	$888,074
Comprehensive income:
Net income	—	—	—	7,805	2,485	10,290
Issuance of common stock, net	2,572,193	26	118,214	—		118,240
Repurchase of common stock	(46,711)	(1)	(2,247)	—		(2,248)
Conversion of UPREIT Units for common stock	300,496	3	5,807	—	(5,810)	—
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(13,877)	—	13,877	—
Dividends and distributions paid	—	—	—	(41,995)	(13,357)	(55,352)

Balance, June 30, 2010	37,481,406	$375	$1,029,975	$(295,503)	$229,002	$963,849

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$10,290	$23,341

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,121	61,426
Amortization of debt discount	1,026	970
Loss (gain) on disposition of property	13	(13,493)
Issuance of restricted stock, compensation cost of stock options and deferred compensation	4,347	3,444
Changes in assets and liabilities:
Cash in escrows, net	(1,551)	(254)
Other assets	4,225	8,226
Accounts payable and accrued liabilities	(1,750)	(4,825)

Total adjustments	70,431	55,494

Net cash provided by operating activities	80,721	78,835

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed and UPREIT Units issued	(30,941)	—
Additions to properties	(38,083)	(38,437)
Additions to construction in progress	(23,645)	(35,274)
Proceeds from (payments for) sale of properties, net	(13)	66,900
Additions to cash in escrows, net	(2,632)	(226)

Net cash used in investing activities	(95,314)	(7,037)

Cash flows from financing activities:
Proceeds from sale of common stock, net	113,893	1,525
Repurchase of common stock	(2,248)	(1,683)
Proceeds from mortgage notes payable	121,454	12,600
Payments of mortgage notes payable	(117,595)	(56,598)
Proceeds from line of credit	111,500	164,500
Payments on line of credit	(156,000)	(131,500)
Payments of deferred loan costs, net	(1,411)	(7)
Additions to cash in escrows, net	(2)	(10)
Dividends and distributions paid	(55,352)	(60,719)

Net cash provided by (used in) financing activities	14,239	(71,892)

Net decrease in cash and cash equivalents	(354)	(94)
Cash and cash equivalents:
Beginning of year	8,809	6,567

End of period	$8,455	$6,473

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed with property acquisitions	$20,238	$—
Issuance of UPREIT Units associated with property acquisition	4,845	—
Exchange of UPREIT Units for common stock	5,810	9,725
Additions to properties included in accounts payable	5,798	2,615
Mortgage note premium write-off	—	615
The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
1. Unaudited Interim Financial Statements
The interim consolidated financial statements of Home Properties, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
2. Organization and Basis of Presentation
Organization
The Company was formed in November 1993, as a Maryland corporation and is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic regions of the United States. The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of June 30, 2010, the Company operated 111 apartment communities with 37,597 apartments. Of this total, the Company owned 110 communities, consisting of 36,729 apartments, and managed as general partner, one partnership that owned 868 apartments.
The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code, as amended, for all periods presented. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, the Company generally will not be subject to corporate level tax on taxable income it distributes currently to its stockholders. The Company distributed in excess of 100% of its taxable income for the periods presented. Therefore, no provision has been made for federal income taxes.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its ownership of 76.5% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at June 30, 2010 (74.7% at December 31, 2009). The remaining 23.5% is reflected as noncontrolling interest in these consolidated financial statements at June 30, 2010 (25.3% at December 31, 2009). The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership.
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
4. Earnings Per Common Share
Basic earnings per share (“EPS”) is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any exchangeable senior notes. The exchange of an UPREIT Unit for common stock will have no effect on diluted EPS as unitholders and common stockholders effectively share equally in the net income of the Operating Partnership. Income from continuing operations and discontinued operations is the same for both the basic and diluted calculation.
The reconciliation of the basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months		Six Months
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$6,748	$7,794	$10,298	$13,122
Less: Income from continuing operations attributable to noncontrolling interest	(1,604)	(2,129)	(2,488)	(3,600)

Income from continuing operations attributable to common stockholders	$5,144	$5,665	$7,810	$9,522

Discontinued operations	$31	$488	$(8)	$10,219
Less: Discontinued operations attributable to noncontrolling interest	(7)	(133)	3	(2,819)

Discontinued operations attributable to common stockholders	$24	$355	$(5)	$7,400

Denominator:
Basic weighted average number of common shares outstanding	36,795,326	32,868,812	35,894,052	32,777,001
Effect of dilutive stock options	396,835	37,199	369,871	28,728
Effect of phantom and restricted shares	54,991	13,395	40,363	5,645

Diluted weighted average number of common shares outstanding	37,247,152	32,919,406	36,304,286	32,811,374

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.14	$0.17	$0.22	$0.29
Discontinued operations	—	0.01	—	0.23

Net income attributable to common stockholders	$0.14	$0.18	$0.22	$0.52

Diluted earnings per share:
Income from continuing operations	$0.14	$0.17	$0.21	$0.29
Discontinued operations	—	0.01	—	0.23

Net income attributable to common stockholders	$0.14	$0.18	$0.21	$0.52

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
4. Earnings Per Common Share (continued)
Unexercised stock options to purchase 1,786,663 and 3,142,548 shares of the Company’s common stock for the three months ended June 30, 2010 and 2009, respectively, and 1,795,301 and 3,142,548 shares of the Company’s common stock for the six months ended June 30, 2010 and 2009, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive. Also, in conjunction with the issuance of the Senior Notes (as defined in Note 7), there were 331,257 and 334,188 potential shares issuable under certain circumstances, of which all are considered antidilutive as of June 30, 2010 and 2009, respectively.
5. Variable Interest Entities
The Company is the general partner in one variable interest entity (“VIE”) syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company manages the day-to-day operations of the partnership for a management fee. In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 14). The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels. Included in the Consolidated Balance Sheet for the VIE as of June 30, 2010 are total assets of $10,259, total liabilities of $16,699 and partners’ deficit of $6,440, respectively. Of the $16,699 in total liabilities, $15,858 represents non-recourse mortgage debt.
6. Acquisitions and Development
Acquisitions
On April 1, 2010, the Company acquired two communities located in Westminster, Maryland from the same seller. Middlebrooke Apartments and Westbrooke Apartments, with 208 units and 110 units, respectively, were purchased for $17,350 and $6,350, respectively. In connection with these acquisitions, closing costs of $248 were incurred and are reflected in other expenses for the second quarter of 2010. The purchase price and closing costs were initially funded with the Company’s line of credit.
On June 17, 2010, the Company acquired Annapolis Roads Apartments in Annapolis, Maryland, a property it had managed for the prior owner since 2000. The total purchase price for the 282 unit property of $32,500 included the assumption of an existing $20,043 fixed rate mortgage at an interest rate of 5.95% maturing on January 5, 2011 (fair market value of $20,238), $7,521 in cash and $4,845 in 98,728 UPREIT Units. Closing costs of $350 were incurred and included in other expenses for the second quarter of 2010.
Development
During the second quarter of 2010, construction activities on a project in Silver Spring, Maryland, 1200 East West Highway, a 14-story high rise with 247 apartment units, neared completion and the project experienced initial occupancy. The costs associated with construction in progress for this development were $53,292 as of June 30, 2010.
During the second quarter of 2010, construction activities on the first phase (two buildings with 202 units) of a project in Alexandria, Virginia, the Courts at Huntington Station, consisting of four four-story buildings with 421 apartment units, progressed to the stage of initial occupancy. Construction on the second phase (two buildings with 219 units) has commenced and construction is scheduled to be completed in the second quarter of 2011. The costs associated with construction in progress for this development were $90,678 as of June 30, 2010.

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
The following table provides additional information about the Senior Notes as of June 30, 2010 and December 31, 2009:

	2010	2009
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(2,838)	(3,864)

Carrying amount of liability component	$137,162	$136,136

Carrying amount of equity component	$13,950	$13,950

The following table provides additional information about the Senior Notes for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	2010	2009	2010	2009
Coupon interest	$1,444	$1,444	$2,887	$2,887
Amortization — issuance costs	137	137	273	273
Discount amortization	518	490	1,026	970

Total interest expense — Senior Notes	$2,099	$2,071	$4,186	$4,130

Effective interest rate	5.75%	5.75%	5.75%	5.75%

Conversion price per share, as adjusted	$72.87	$72.98	$72.87	$72.98

8. Line of Credit
As of June 30, 2010, the Company had a $175,000 unsecured line of credit agreement which expires August 31, 2011, with an optional one-year extension. The Company had $9,000 outstanding under the credit facility on June 30, 2010. Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.35% at June 30, 2010, resulting in an effective rate of 4.50% for the Company.
The credit agreement relating to this line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for the six months ended June 30, 2010.
The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At June 30, 2010, the Company had outstanding letters of credit of $4,911 and the amount available on the credit facility was $161,089.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
9. Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements (“ASC 820-10”), when valuing its financial instruments for disclosure purposes. The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company determined the fair value of its mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by ASC 820-10). In determining the market interest yield curve, the Company considered its BBB credit rating. The Company based the fair value of its Senior Notes using quoted prices (level 1 inputs, as defined by ASC 820-10).
At June 30, 2010 and December 31, 2009, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2,382,746 and $2,337,866, respectively, compared to its carrying amount of $2,282,904 and $2,302,281, respectively.
10. Interest Capitalized
Capitalized interest associated with communities under development or rehabilitation totaled $2,745 and $2,076 for the three months ended June 30, 2010 and 2009, respectively; $5,561 and $3,870 for the six months ended June 30, 2010 and 2009, respectively.
11. Stockholders’ Equity
At-the-Market Equity Offering Program
On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it was authorized to sell up to 3.7 million shares of common stock (not to exceed $150,000 of gross proceeds), from time to time in ATM offerings or negotiated transactions. The following are issuances of common stock through this program since inception through the completion of the program on May 11, 2010:

	Number of	Gross		Average Sales
Period	Shares Sold	Proceeds	Net Proceeds	Price
Fourth quarter 2009	871,600	$39,830	$38,916	$45.70
First quarter 2010	1,285,700	60,092	58,856	46.74
Second quarter 2010	1,021,400	50,078	49,273	49.03

Total	3,178,700	$150,000	$147,045	$47.19

Dividends Per Common Share
On May 27, 2010, the Company paid a dividend in the amount of $0.58 per share of common stock to stockholders and a distribution of $0.58 per UPREIT Unit to unitholders of record as of the close of business on May 17, 2010.
12. Segment Reporting
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
12. Segment Reporting (continued)
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
The revenues and net operating income for each of the operating segments are summarized for the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months		Six Months
	2010	2009	2010	2009
Revenues:
Apartments owned
Core properties	$123,600	$123,888	$249,383	$250,276
Non-core properties	2,374	1,132	3,527	2,313
Reconciling items	30	96	88	382

Total revenues	$126,004	$125,116	$252,998	$252,971

Net operating income:
Apartments owned
Core properties	$74,754	$73,821	$144,604	$144,859
Non-core properties	588	231	617	331
Reconciling items	30	96	88	382

Net operating income, including reconciling items	75,372	74,148	145,309	145,572
General and administrative expenses	(7,110)	(6,249)	(12,668)	(12,138)
Interest expense	(29,927)	(30,257)	(60,361)	(60,810)
Depreciation and amortization	(30,964)	(29,848)	(61,359)	(59,502)
Other expenses	(623)	—	(623)	—

Income from continuing operations	$6,748	$7,794	$10,298	$13,122

The assets for each of the reportable segments are summarized as follows as of June 30, 2010 and December 31, 2009:

	2010	2009
Assets:
Apartments owned
Core properties	$2,953,418	$2,975,642
Non-core properties	289,612	207,195
Reconciling items	83,557	85,197

Total assets	$3,326,587	$3,268,034

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
13. Disposition of Property and Discontinued Operations
The Company reports its property dispositions as discontinued operations as prescribed by the authoritative guidance. Pursuant to the definition of a component of an entity, assuming no significant continuing involvement by the former owner after the sale, the sale of an apartment community is considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered discontinued operations. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date.
Included in discontinued operations for the three and six months ended June 30, 2009 are the operating results of five apartment communities sold in three separate transactions during 2009 (the “2009 Disposed Communities”). Included in discontinued operations for the three and six months ended June 30, 2010 are the operating results of the wind-up activities for the 2009 Disposed Communities. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
The operating results of discontinued operations are summarized for the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months		Six Months
	2010	2009	2010	2009
Revenues:
Rental income	$16	$1,432	$15	$3,531
Property other income	11	105	21	378

Total revenues	27	1,537	36	3,909

Expenses:
Operating and maintenance	(6)	638	31	1,897
Interest expense, including prepayment penalties	—	—	—	4,497
Depreciation and amortization	—	395	—	789

Total expenses	(6)	1,033	31	7,183

Income (loss) from discontinued operations	$33	$504	$5	$(3,274)

14. Commitments and Contingencies
Letters of Credit
As of June 30, 2010, the Company had issued $4,911 in letters of credit, which were provided under the Company’s $175,000 unsecured line of credit agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies, and construction projects.
Debt Covenants
The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
14. Commitments and Contingencies (continued)
Tax Protection Obligations
In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (23% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange. The remaining terms on the sale restrictions range from 2 months to 7 years.
Limited Partnership
The Company, through its general partnership interest in an affordable property limited partnership, has guaranteed certain low income housing tax credits to limited partners for a remaining period of six years totaling approximately $3,000. As of June 30, 2010, there were no known conditions that would make such payments necessary relating to these guarantees. In addition, the Company, acting as general partner in this partnership, is obligated to advance funds to meet partnership operating deficits.
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
15. Subsequent Events
On July 29, 2010, the Company acquired a 168 unit community in Columbia, Maryland for a total purchase price of $25,600. Consideration for the purchase included the assumption of an existing $9,596 fixed-rate mortgage at an interest rate of 4.93%, maturing in August 2014. In connection with this acquisition, closing costs of approximately $300 were incurred and will be reflected in other expenses for the third quarter of 2010. The net purchase price and closing costs were funded with the Company’s line of credit.
On August 4, 2010, the Board of Directors declared a dividend of $0.58 per share on the Company’s common stock and approved a distribution of $0.58 per unit on the UPREIT Units for the quarter ended June 30, 2010. This is the equivalent of an annual distribution of $2.32 per share/unit. The dividend and distribution is payable August 26, 2010, to stockholders and unitholders of record on August 16, 2010.
On August 5, 2010, the Company acquired a 247 unit apartment community located in Sterling, Virginia for a total purchase price of $38,500. In connection with this acquisition, closing costs of approximately $180 were incurred and will be reflected in other expenses for the third quarter of 2010. The purchase price and closing costs were funded with the line of credit.

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
Liquidity and Capital Resources
General
In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at June 30, 2010 (no change from initial rating) is a corporate credit rating of “BBB” (Triple B).
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
Cash Flow Summary
The Company’s net cash flow from operating activities increased from $79 million in 2009, to $81 million in 2010. The $2 million increase was primarily due to timing differences in cash disbursements between periods.

Cash used in investing activities was $95 million during 2010 compared to $7 million in 2009. The $88 million swing between periods is primarily due to the 2009 period receiving the benefit of $67 million proceeds from the sale of properties, while the 2010 period realized no property sales. There were $31 million cash outflows for the purchase of properties in 2010 compared to none in 2009. Cash outflows for capital improvements were $38 million during 2010 and 2009. The consistent outflow in both periods reflects management’s conscious efforts to continually perform selective rehabilitation in markets that are able to support rent increases. Cash outflows for additions to construction in progress were $24 million in 2010 as compared to $35 million in 2009. The lower spending on development in 2010 reflects the completion of one major project during 2010 compared to the construction of two communities in 2009.
Net cash provided by financing activities totaled $14 million in 2010. Cash flows from net proceeds of the ATM common stock offering of $108 million, proceeds from stock option exercises of $6 million and net proceeds from mortgage financing of $4 million were more than offset by distributions paid to stockholders and UPREIT Unitholders of $55 million, and a net paydown of $44 million on the line of credit. Net cash used in financing activities totaled $72 million for 2009, primarily as a result of net borrowing under our line of credit of $33 million and proceeds from stock option exercises of $2 million being more than offset by paydown on mortgage notes of $44 million, distributions paid to stockholders and UPREIT Unitholders of $61 million, and common stock repurchases of $2 million.
Line of Credit
As of June 30, 2010, the Company had a $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which expires August 31, 2011, with an optional one-year extension. The Company had $9.0 million outstanding under the credit facility on June 30, 2010. The line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available. At June 30, 2010, the Company had outstanding letters of credit of $4.9 million and the amount available on the credit facility was $161.1 million. Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.35% at June 30, 2010, resulting in an effective rate of 4.50% for the Company.
Accordingly, increases in the one-month LIBOR above 1.50% will increase the Company’s interest expense and as a result will affect the Company’s results of operations and financial condition.
Exchangeable Senior Notes
In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125% (“Senior Notes”), which generated net proceeds of $195.8 million. The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of the Series F Preferred Shares and property acquisitions. During the fourth quarter of 2008, the Company repurchased $60 million of the Senior Notes for $45.4 million. The exchange terms and conditions are more fully described under “Contractual Obligations and Other Commitments”, below.
Indebtedness
As of June 30, 2010, the weighted average interest rate on the Company’s total indebtedness of $2.3 billion was 5.49% with staggered maturities averaging approximately six years. Approximately 89% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.
As of June 30, 2010, the Company has refinanced $86 million of the $146 million in debt maturing in 2010, leaving only $60 million to refinance for the balance of the year. In addition, $186 million of the $299 million which matures in 2011 can be refinanced in the fourth quarter of 2010 without prepayment penalty. The Company is currently in discussions with the Government Sponsored Entities (“GSEs”) relative to such transactions. The Company will continue to take advantage of its relationships with the GSEs and the low interest rate environment to further its refinancing of existing debt obligations.

Unencumbered Assets
The Company increased the percentage of unencumbered assets of the total property pool from 20% at the end of 2009, to 22% as of June 30, 2010. Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement.
UPREIT Units
The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During the first six months of 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property.
Property Dispositions
During 2009, the Company sold five communities, with a total of 1,333 units, for $108.3 million. A gain on sale of approximately $24.3 million was realized from these sales.
Management has not specifically targeted additional communities for sale in 2010 but will continue to evaluate the sale of its communities.
Universal Shelf Registration
On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s At-the-Market offering described below were made under this registration statement.
At-the-Market Equity Offering Program
On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it was authorized to sell up to 3.7 million shares of common stock (not to exceed $150 million of gross proceeds), from time to time in ATM offerings or negotiated transactions. During December 2009, the Company issued 871,600 shares of common stock at an average price per share of $45.70, for aggregate gross proceeds of $39.8 million. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $0.9 million were $38.9 million. During the six months ended June 30, 2010, the Company issued 2,307,100 shares of common stock at an average price per share of $47.75, for aggregate gross proceeds of $110.2 million. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $2.1 million were $108.1 million. In summary, the Company’s completed ATM equity offering program resulted in the sale of 3,178,700 shares of common stock at an average price per share of $47.19, for aggregate gross proceeds of $150.0 million. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $3.0 million were $147.0 million.

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)
The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company meets share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company’s behalf or new stock issuances. Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”). During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares. At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market. In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during 2009 and through June 30, 2010.
Stock Repurchase Program
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2009 and through June 30, 2010. The remaining authorization level as of June 30, 2010 is 2,291,160 shares. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties. At the present time, the Company has no intention of buying any stock back during the remainder of 2010.
Variable Interest Entities
The Company is the general partner in one variable interest entity (“VIE”) syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company manages the day-to-day operations of the partnership for a management fee. In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership. The Company is responsible to fund operating deficits to the extent there are any and can receive operating incentive awards if cash flows reach certain levels. Included in the Consolidated Balance Sheet for the VIE as of June 30, 2010 are total assets of $10.3 million, total liabilities of $16.7 million and partners’ deficit of $6.4 million. Of the $16.7 million in total liabilities, $15.9 million represents non-recourse mortgage debt. The VIE is included in the Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009.
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
Acquisitions and Development
Acquisitions
On April 1, 2010, the Company acquired two communities, Middlebrooke and Westbrooke, located in the Baltimore region from the same seller with a total of 318 units for $23.7 million. In connection with these acquisitions, closing costs of $0.2 million were incurred and are reflected in other expenses. The purchase price and closing costs were funded with the line of credit. Middlebrooke was built between 1974 and 1977, and consists of 168 garden units in nine three-story buildings and 40 townhomes. Westbrooke was built between 1961 and 1970, and contains five buildings, each with 22 units. The weighted average first year capitalization rate projected by the Company on these acquisitions was 6.3% after allocating 3% of rental revenues for management and overhead expenses and before normalized capital expenditures.

On June 17, 2010, the Company acquired Annapolis Roads, a 282 unit community in Annapolis, Maryland, which it had managed for the prior owner since 2000. The total purchase price of $32.5 million included the assumption of an existing $20.0 million fixed rate mortgage, $7.5 million in cash and $4.8 million in UPREIT Units. Closing costs of $0.4 million were incurred and included in other expenses. The property was built in three phases between 1974 and 1979 and consists of eleven residential buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 6.6%.
On July 29, 2010, the Company acquired The Greens at Columbia, a 168 unit community in Columbia, Maryland for a total purchase price of $25.6 million. Consideration for the purchase included the assumption of an existing $9.6 million fixed-rate mortgage and $16.0 million in cash. Closing costs of approximately $0.3 million were incurred and will be reflected in other expenses for the third quarter of 2010. The property, built in 1986 and 1987, includes fourteen, three-story, brick, garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 6.1%.
On August 5, 2010, the Company acquired Village at Potomac Falls, a 247 unit apartment community located in Sterling, Virginia for a total purchase price of $38.5 million which was funded with the line of credit. Closing costs of approximately $0.2 million were incurred and will be reflected in other expenses for the third quarter of 2010. The garden style property, completed in 1999, consists of ten, three- and four-story buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.6%.
On a year to date basis, through August 5, 2010, the Company has acquired five communities with 1,015 units for a combined purchase price of $120.3 million.
Development
The Company has two projects currently under construction: 1200 East West Highway located in Silver Spring, Maryland, a 14-story high rise with 247 apartment units; and, the Courts at Huntington Station, located in Alexandria, Virginia, consisting of four four-story buildings with 421 apartment units.
During the second quarter of 2010, construction activities on 1200 East West Highway neared completion and the project experienced initial occupancy. As of June 30, 2010, all 247 units were available to rent, with 119 units occupied and another 34 units pre-leased. Full stabilization is anticipated by year-end.
During the second quarter of 2010, construction of the 202 units in Phase One of the Courts at Huntington Station neared completion. Initial occupancy was experienced in May 2010. As of June 30, 2010, there were 202 units available to rent, with 38 units occupied and another 30 units pre-leased. The lease-up period is projected to last eleven months. Construction on Phase Two, consisting of 219 units, has commenced and is scheduled to be complete in the second quarter of 2011, reaching stabilized occupancy approximately one year later.
Contractual Obligations and Other Commitments
The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable. The Company’s line of credit matures in August 2011 (not including a one-year optional extension) and had $9.0 million in loans and letters of credit totaling $4.9 million outstanding at June 30, 2010. The $2.1 billion in mortgage notes payable have varying maturities ranging from 1 month to 25 years. The weighted average interest rate of the Company’s secured debt was 5.48% at June 30, 2010. The weighted average rate of interest on the Company’s total indebtedness of $2.3 billion at June 30, 2010 was 5.49%.

In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%. During 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes and $140 million remain outstanding at June 30, 2010. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share. The adjusted exchange price at June 30, 2010 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.
The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties. The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance. The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.
Capital Improvements (dollars in thousands, except unit and per unit data)
The Company’s policy is to capitalize costs related to the acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include appliances, carpeting and flooring, HVAC equipment, kitchen and bath cabinets, new roofs, site improvements and various exterior building improvements. Non-recurring, revenue generating upgrades include, among other items community centers, new windows, and kitchen and bath apartment upgrades. Revenue generating capital improvements are expected to directly result in increased rental earnings or expense savings. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.
The Company estimates that on an annual basis $800 per unit is spent on recurring capital expenditures in 2010 and 2009. During the three months ended June 30, 2010 and 2009, approximately $200 per unit was spent on recurring capital expenditures; and for the six months ended June 30, 2010 and 2009, approximately $400 per unit was spent on recurring capital expenditures.
The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2010 and 2009 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and six months ended June 30, 2010 as follows:

	For the three months ended June 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$36	$1	$36	$1	$74	$3
Major building improvements	1,139	32	2,573	71	3,712	103	3,601	101
Roof replacements	398	11	376	10	774	21	1,054	29
Site improvements	398	11	1,853	51	2,251	62	1,300	36
Apartment upgrades	1,169	32	6,340	176	7,509	208	5,240	146
Appliances	1,307	36	—	—	1,307	36	986	28
Carpeting/flooring	1,998	55	502	14	2,500	69	2,477	69
HVAC/mechanicals	642	18	3,696	102	4,338	120	1,974	55
Miscellaneous	181	5	336	9	517	14	580	16

Totals	$7,232	$200	$15,712	$434	$22,944	$634	$17,286	$483

(a)
Calculated using the weighted average number of units owned, including 35,798 core units, and 2010 acquisition units of 362 for the three months ended June 30, 2010; and 35,798 core units for the three months ended June 30, 2009.

	For the six months ended June 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$84	$2	$84	$2	$596	$18
Major building improvements	2,267	63	2,758	77	5,025	140	6,309	176
Roof replacements	594	17	375	10	969	27	1,437	40
Site improvements	792	22	2,682	75	3,474	97	1,690	47
Apartment upgrades	2,808	78	9,752	271	12,560	349	11,684	326
Appliances	2,319	64	—	—	2,319	64	2,184	61
Carpeting/flooring	3,976	111	510	14	4,486	125	5,051	141
HVAC/mechanicals	1,277	35	5,835	162	7,112	197	3,834	107
Miscellaneous	360	10	512	14	872	24	1,277	36

Totals	$14,393	$400	$22,508	$625	$36,901	$1,025	$34,062	$952

(a)
Calculated using the weighted average number of units owned, including 35,798 core units, and 2010 acquisition units of 180 for the six months ended June 30, 2010; and 35,798 core units for the six months ended June 30, 2009.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$7,160	$200	$15,689	$438	$22,849	$638	$17,286	$483
2010 Acquisition Communities	72	200	23	63	95	263	—	—

Sub-total	7,232	200	15,712	434	22,944	634	17,286	483
2009 Disposed Communities	—	—	—	—	—	—	149	252
Corporate office expenditures(1)	—	—	—	—	1,065	—	452	—

Totals	$7,232	$200	$15,712	$434	$24,009	$634	$17,887	$479

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,798 core units, and 2010 acquisition units of 362 for the three months ended June 30, 2010; and 35,798 core units and 2009 disposed units of 592 for the three months ended June 30, 2009.

	For the six months ended June 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$14,321	$400	$22,485	$628	$36,806	$1,028	$34,062	$952
2010 Acquisition Communities	72	400	23	128	95	528	—	—

Sub-total	14,393	400	22,508	625	36,901	1,025	34,062	952
2009 Disposed Communities	—	—	—	—	—	—	492	688
Corporate office expenditures(1)	—	—	—	—	1,975	—	761	—

Totals	$14,393	$400	$22,508	$625	$38,876	$1,025	$35,315	$946

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,798 core units, and 2010 acquisition units of 180 for the six months ended June 30, 2010; and 35,798 core units and 2009 disposed units of 715 for the six months ended June 30, 2009.

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
Summary of Core Properties
The Company had 105 apartment communities with 35,798 units which were owned during the three and six months ended June 30, 2010 and 2009 (the “Core Properties”). The Company has acquired three apartment communities with 600 units and has placed into service another 331 units at two development communities during 2010 (the “Acquisition Communities”). During 2009, the Company disposed of five apartment communities with a total of 1,333 units, which had partial results for 2009 (the “2009 Disposed Communities”). The results of these disposed properties have been classified as discontinued operations and are not included in the table below.
The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three and six months ended June 30, 2010. In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company.

A summary of the net operating income for Core Properties is as follows:

	Three Months				Six Months
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Rent	$114,336	$114,992	$(656)	(0.6%)	$227,521	$229,217	$(1,696)	(0.7%)
Utility recovery revenue	3,767	3,674	93	2.5%	11,451	10,924	527	4.8%

Rent including recoveries	118,103	118,666	(563)	(0.5%)	238,972	240,141	(1,169)	(0.5%)
Property other income	5,497	5,222	275	5.3%	10,411	10,135	276	2.7%

Total revenue	123,600	123,888	(288)	(0.2%)	249,383	250,276	(893)	(0.4%)
Operating and maintenance	(48,846)	(50,067)	1,221	2.4%	(104,779)	(105,417)	638	0.6%

Net operating income	$74,754	$73,821	$933	1.3%	$144,604	$144,859	$(255)	(0.2%)

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Six Months
			$	%			$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Rent	$116,624	$116,125	$499	0.4%	$230,939	$231,500	$(561)	(0.2%)
Utility recovery revenue	3,773	3,677	96	2.6%	11,461	10,933	528	4.8%

Rent including recoveries	120,397	119,802	595	0.5%	242,400	242,433	(33)	(0.0%)
Property other income	5,577	5,218	359	6.9%	10,510	10,156	354	3.5%

Total revenue	125,974	125,020	954	0.8%	252,910	252,589	321	0.1%
Operating and maintenance	(50,632)	(50,968)	336	0.7%	(107,689)	(107,399)	(290)	(0.3%)

Net operating income	$75,342	$74,052	$1,290	1.7%	$145,221	$145,190	$31	0.0%

Comparison of three months ended June 30, 2010 to the same period in 2009
Of the $499 increase in rental income, $1,155 is attributable to the Acquisition Communities, offset by a $656 decrease from the Core Properties as the result of a decrease of 1.0% in weighted average rental rates from $1,140 to $1,129 per apartment unit; partially offset by a 0.4% increase in economic occupancy from 93.9% to 94.3%. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $96 increase in utility recovery revenue, $93 is attributable to the Core Properties, and $3 is attributable to the Acquisition Communities.
Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $359. Of this increase, $84 is attributable to the Acquisition Communities and $275 is attributable to the Core Properties resulting primarily from increases in cable revenue and renters insurance door fees.
Of the $336 decrease in operating and maintenance expenses, $1,221 is attributable to the Core Properties, offset by an $885 increase attributable to the Acquisition Communities. The decrease in Core Properties is primarily due to decreases in electricity, natural gas heating costs, repairs and maintenance expense and personnel expense, partially offset by increases in real estate taxes and property management general and administrative costs.
Electricity costs were down $281, or 13.7% from a year ago primarily a result of lower consumption due to several energy conservation efforts being implemented including a compact fluorescent bulb replacement program that was rolled out in the third quarter of 2009. In addition, suppliers in the Boston and Long Island regions were changed resulting in savings along with a one time rebate of $135 received in the Washington D.C. region.

Natural gas heating costs were down $781, or 26.2% from a year ago due to a combination of lower commodity rates and lower consumption. For the second quarter 2010, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $9.49 per decatherm, compared to $11.31 per decatherm for the 2009 period, a 16.1% decrease.
Repairs and maintenance expenses were down $511, or 6.0% from a year ago partly due to a $130 recovery from an insurance claim compared to no recoveries in 2009. Without the impact of the insurance recovery, the recurring repairs & maintenance expenses decreased $381, or 4.5%, which reflects cost savings realized through the rebidding of selected service contracts resulting in reduced rates in this more competitive economic environment.
Personnel costs were down $455, or 3.7%, primarily due to a net reduction in expense from decreasing the workers compensation and health reserves by $196 in 2010 compared to an increase of $409 to the workers compensation reserve in 2009. The change in the reserves between periods reflects the variable nature of health and workers compensation claims, the settlement of nearly one-third of the open prior year claims during 2010 and the positive impacts of Company initiatives for emphasizing safety in the workplace which were launched in mid-2009. Without the impacts of the insurance reserve adjustments, personnel costs increased $150, or 1.2%.
Real estate taxes increased $314, or 2.7%, primarily due to lower tax assessment refunds in 2010 of $237 as compared to $406 in 2009. After removing the effects of these refunds, real estate taxes were up $145, or 1.2%.
General and administrative expenses increased in 2010 by $861, or 13.8%. General and administrative expenses as a percentage of total revenues were 5.7% for 2010 as compared to 5.0% for 2009. The incentive bonus is up $210 compared to 2009, which reflects the relative increase in the Company’s operating performance versus its peers as compared to the prior year. Stock based compensation expenses were up $767 in 2010 as compared to 2009, primarily due to the change in estimated stock option forfeitures for the 2005 grant year and the impact of employees nearing retirement age vesting over one less year in 2010 as compared to 2009. These increases were partially offset by the 2009 period containing nonrecurring severance costs in the amount of $126.
Interest expense decreased by $330, or 1.1% in 2010 primarily as a result of a higher level of variable interest rate borrowings in 2010 as compared to 2009, which yielded lower effective rates than the fixed rate debt.
Depreciation and amortization expense increased $1,116, or 3.7% due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.
Other expenses increased as a result of $598 in property acquisition costs from the three acquisitions in the second quarter of 2010 and $25 in pursuit costs incurred in connection with deals that were abandoned or have not closed.
Included in discontinued operations for the three months ended June 30, 2010, are the residual operating results of the 2009 Disposed Communities.
Comparison of six months ended June 30, 2010 to the same period in 2009
Of the $561 decrease in rental income, $1,696 is attributable to the Core Properties as the result of a decrease of 1.2% in weighted average rental rates from $1,142 to $1,128 per apartment unit; partially offset by a 0.5% increase in economic occupancy from 93.4% to 93.9%. This is further offset by a $1,135 increase from the Acquisition Communities. Of the $528 increase in utility recovery revenue, $527 is attributable to the Core Properties.
Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents increased by $354. Of this increase, $78 is attributable to the Acquisition Communities and $276 is attributable to the Core Properties resulting primarily from increases in cable revenue and renters insurance door fees.
Of the $290 increase in operating and maintenance expenses, $928 is attributable to the Acquisition Communities, offset by a $638 decrease attributable to the Core Properties. The decrease in Core Properties is primarily due to decreases in electricity, natural gas heating costs and repairs and maintenance, partially offset by increases in water and sewer costs, property insurance, real estate taxes and snow removal costs.

Electricity costs were down $486, or 10.9% from a year ago primarily as a result of several energy conservation efforts being implemented including a compact fluorescent bulb replacement program that was rolled out in the third quarter of 2009. In addition, suppliers were changed in the Boston and Long Island regions resulting in savings along with receiving one time rebates of $229 in the Baltimore and Washington D.C. regions.
Natural gas heating costs were down $1,911, or 16.0% from a year ago due to a combination of lower commodity rates offset by increased consumption due to a slightly colder 2010 than 2009. For 2010, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $9.50 per decatherm, compared to $11.34 per decatherm for the 2009 period, a 16.2% decrease.
Repairs and maintenance expenses were down $675, or 4.7% from a year ago, which reflects cost savings realized through the rebidding of selected service contracts resulting in reduced rates in this more competitive economic environment.
Property insurance increased $660, or 15.2%, primarily due to the 2009 period including the benefit of $483 in subrogation counterclaims in settlement of several prior year property and casualty losses. Without the impacts of the subrogation counterclaims, property insurance increased $177, or 3.7%.
Real estate taxes increased $488, or 2.1%, primarily due to lower tax assessment refunds in 2010 of $341 as compared to $551 in 2009. After removing the effects of these refunds, real estate taxes were up 1.2%.
General and administrative expenses increased in 2010 by $530, or 4.4%. General and administrative expenses as a percentage of total revenues were 5.1% for 2010 as compared to 4.8% for 2009. The incentive bonus increased $256 compared to 2009, which reflects the relative increase in the Company’s operating performance versus its peers as compared to the prior year. Stock based compensation expenses were up $887 in 2010 as compared to 2009, primarily due to the change in estimated stock option forfeitures for the 2005 grant year and the impact of employees nearing retirement age vesting over one less year in 2010 as compared to 2009. These increases were partially offset by the 2009 period containing nonrecurring severance costs in the amount of $458.
Interest expense decreased by $449, or 0.7% in 2010 primarily as a result of a higher level of variable interest rate borrowings in 2010 as compared to 2009, which yielded lower effective rates than the fixed rate debt.
Depreciation and amortization expense increased $1,857, or 3.1% due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.
Other expenses increased as a result of $598 in property acquisition costs from the three acquisitions in the second quarter of 2010 and $25 in pursuit costs incurred in connection with deals that were abandoned or have not closed.
Included in discontinued operations for the six months ended June 30, 2010, are the residual operating results of the 2009 Disposed Communities. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO after a specific and defined supplemental adjustment to exclude losses from early extinguishments of debt associated with the sales of real estate (“FFO as adjusted”). The adjustment to exclude losses from early extinguishments of debt results when the sale of real estate encumbered by debt requires us to pay the extinguishment costs prior to the debt’s stated maturity and to write-off unamortized loan costs at the date of the extinguishment. Such costs are excluded from the gains on sales of real estate reported in accordance with GAAP. However, we view the losses from early extinguishments of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that this supplemental adjustment more appropriately reflects the results of our operations exclusive of the impact of our sale transactions.
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
FFO, and FFO as adjusted fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO, and FFO as adjusted should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO as adjusted can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. In addition, FFO as adjusted ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment. The Company also uses these measures to compare its performance to that of its peer group.
The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three Months		Six Months
	2010	2009	2010	2009
Net income attributable to common stockholders	$5,168	$6,020	$7,805	$16,922
Real property depreciation and amortization	30,245	29,629	59,968	59,050
Noncontrolling interest	1,611	2,262	2,485	6,419
Loss (gain) on disposition of property	2	16	13	(13,493)

FFO — Basic and Diluted, as defined by NAREIT	37,026	37,927	70,271	68,898
Loss from early extinguishment of debt in connection with sale of real estate	—	—	—	4,927

FFO — Basic and Diluted, as adjusted by the Company	$37,026	$37,927	$70,271	$73,825

Weighted average common shares/units outstanding (1):
Basic	48,283.2	45,227.0	47,450.3	45,211.3

Diluted	48,735.0	45,277.6	47,860.5	45,245.7

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.
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
Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In the fourth quarter of 2007, throughout 2008, 2009 and continuing into 2010, the sub-prime issue put significant pressure on the mortgage lending industry. Despite this, the Company has continued to receive favorable financing at market rates of interest. Its physical occupancy at 95.0% in 2008, 94.9% in 2009 and 95.2% during the first two quarters of 2010 remain the highest it has been since 2000 and financial performance continued strong. However, a recessionary economy and high unemployment typically slow household formations which could affect occupancy and decrease the Company’s ability to raise rents. In light of this, we will continue to review our business strategy throughout the year. However, we believe that given our B-class property type and the geographic regions in which we are located, the Company’s financial performance will be affected less negatively than its peers.
Dividends and Distributions
On August 4, 2010, the Board of Directors declared a dividend of $0.58 per share on the Company’s common stock and approved a distribution of $0.58 per unit on the UPREIT Units for the quarter ended June 30, 2010. This is the equivalent of an annual distribution of $2.32 per share/unit. The dividend and distribution is payable August 26, 2010 to stockholders and unitholders of record on August 16, 2010.
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

HOME PROPERTIES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At June 30, 2010 and December 31, 2009, approximately 89% of the Company’s debt bore interest at fixed rates. At June 30, 2010 and December 31, 2009, approximately 83% of the Company’s debt was secured and bore interest at fixed rates. The secured fixed rate debt had weighted average maturities of approximately 5.35 years and a weighted average interest rate of approximately 5.79% and 5.86% at June 30, 2010 and December 31, 2009, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of approximately 6.91 and 7.75 years and a weighted average interest rate of 2.98% and 2.92% at June 30, 2010 and December 31, 2009, respectively. The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date. The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.
At June 30, 2010 and December 31, 2009, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.23 billion and $2.15 billion, respectively, compared to its carrying amount of $2.14 billion and $2.11 billion, respectively. The Company estimates that a 100 basis point increase in market interest rates at June 30, 2010 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.14 billion and would result in $2.4 million higher interest expense on the variable rate secured debt on an annualized basis. At June 30, 2010 and December 31, 2009, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.38 billion and $2.34 billion, respectively, compared to its carrying amount of $2.28 billion and $2.30 billion.
The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units. As of June 30, 2010, the Company had no other material exposure to market risk.
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
The principal executive officer and principal financial officer evaluated, as of June 30, 2010, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.
There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2009. There have been no material changes in these risk factors during the six months ended June 30, 2010 and through the date of this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action does not establish a specific target stock price or a specific timetable for share repurchase. In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option. In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company. At June 30, 2010, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.
The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended June 30, 2010:

			Maximum
			shares/units
	Total	Average	available under
	shares/units	price per	the Company
Period	purchased (1)	share/unit	Program

Balance April 1, 2010:			2,291,160
April, 2010	2,468	$49.56	2,291,160
May, 2010	—	—	2,291,160
June, 2010	1,610	48.52	2,291,160

Balance June 30, 2010:	4,078	$49.15	2,291,160

(1)
During the quarter ended June 30, 2010, and as permitted by the Company’s Stock Benefit Plan, 4,078 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise. These shares were returned to the status of authorized but unissued shares.

ITEM 6. EXHIBITS

Exhibit 10.1
Credit Agreement, dated as of September 1, 2009 among Home Properties, L.P., Home Properties, Inc. and Manufacturers and Traders Trust Company, RBS Citizens, N.A., d/b/a/ Charter One, Chevy Chase Bank, a Division of Capital One, N.A. and Bank of Montreal*

Exhibit 31.1	Section 302 Certification of Chief Executive Officer*
Exhibit 31.2	Section 302 Certification of Chief Financial Officer*
Exhibit 32.1	Section 906 Certification of Chief Executive Officer**
Exhibit 32.2	Section 906 Certification of Chief Financial Officer**
Exhibit 101
XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. **

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC. (Registrant)

Date: August 6, 2010

By:	/s/ Edward J. Pettinella

Edward J. Pettinella
President and Chief Executive Officer

Date: August 6, 2010

By:	/s/ David P. Gardner

David P. Gardner
Executive Vice President and
Chief Financial Officer