Form 10-Q
period 2010-09-30
HOME PROPERTIES INC
filed 2010-11-05
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 31, 2010
$.01 par value	37,631,606

HOME PROPERTIES, INC.

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations — Three months ended September 30, 2010 and 2009	4

Consolidated Statements of Operations — Nine months ended September 30, 2010 and 2009	5

Consolidated Statements of Equity — Nine months ended September 30, 2010 and year ended December 31, 2009	6

Consolidated Statements of Cash Flows — Nine months ended September 30, 2010 and 2009	7

Notes to Consolidated Financial Statements	8-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	34

Signatures	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOME PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009
ASSETS
Real estate:
Land	$576,377	$508,087
Construction in progress	160,303	184,617
Buildings, improvements and equipment	3,615,313	3,223,275

	4,351,993	3,915,979
Less: accumulated depreciation	(825,472)	(733,142)

Real estate, net	3,526,521	3,182,837

Cash and cash equivalents	7,881	8,809
Cash in escrows	34,837	27,278
Accounts receivable	12,131	14,137
Prepaid expenses	21,007	16,783
Deferred charges	13,518	13,931
Other assets	14,107	4,259

Total assets	$3,630,002	$3,268,034

LIABILITIES AND EQUITY
Mortgage notes payable	$2,324,958	$2,112,645
Exchangeable senior notes	137,685	136,136
Line of credit	137,000	53,500
Accounts payable	21,507	19,695
Accrued interest payable	12,346	10,661
Accrued expenses and other liabilities	28,612	27,989
Security deposits	20,294	19,334

Total liabilities	2,682,402	2,379,960

Commitments and contingencies

Equity:
Common stock, $0.01 par value; 80,000,000 shares authorized; 37,583,101 and 34,655,428 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	376	347
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,034,655	922,078
Distributions in excess of accumulated earnings	(311,743)	(261,313)

Total common stockholders’ equity	723,288	661,112
Noncontrolling interest	224,312	226,962

Total equity	947,600	888,074

Total liabilities and equity	$3,630,002	$3,268,034

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009
Revenues:
Rental income	$120,067	$115,611
Property other income	9,681	9,182
Interest income	10	4
Other income	1	29

Total revenues	129,759	124,826

Expenses:
Operating and maintenance	51,361	51,302
General and administrative	5,553	6,101
Interest	31,098	30,773
Depreciation and amortization	32,350	29,932
Other expenses	2,213	—

Total expenses	122,575	118,108

Income from continuing operations	7,184	6,718

Discontinued operations:
Income from discontinued operations	18	524
Loss on disposition of property	—	(22)

Discontinued operations	18	502

Net income	7,202	7,220
Net income attributable to noncontrolling interest	(1,695)	(1,956)

Net income attributable to common stockholders	$5,507	$5,264

Basic earnings per share:
Income from continuing operations	$0.15	$0.15
Discontinued operations	—	0.01

Net income attributable to common stockholders	$0.15	$0.16

Diluted earnings per share:
Income from continuing operations	$0.15	$0.15
Discontinued operations	—	0.01

Net income attributable to common stockholders	$0.15	$0.16

Weighted average number of shares outstanding:
Basic	37,357,579	32,972,794

Diluted	37,863,902	33,091,764

Dividends declared per share	$0.58	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	2010	2009
Revenues:
Rental income	$351,006	$347,111
Property other income	31,652	30,270
Interest income	21	18
Other income	78	397

Total revenues	382,757	377,796

Expenses:
Operating and maintenance	159,050	158,702
General and administrative	18,221	18,238
Interest	91,459	91,583
Depreciation and amortization	93,709	89,433
Other expenses	2,836	—

Total expenses	365,275	357,956

Income from continuing operations	17,482	19,840

Discontinued operations:
Income (loss) from discontinued operations	23	(2,750)
Gain (loss) on disposition of property	(13)	13,471

Discontinued operations	10	10,721

Net income	17,492	30,561
Net income attributable to noncontrolling interest	(4,180)	(8,375)

Net income attributable to common stockholders	$13,312	$22,186

Basic earnings per share:
Income from continuing operations	$0.37	$0.44
Discontinued operations	—	0.24

Net income attributable to common stockholders	$0.37	$0.68

Diluted earnings per share:
Income from continuing operations	$0.36	$0.44
Discontinued operations	—	0.23

Net income attributable to common stockholders	$0.36	$0.67

Weighted average number of shares outstanding:
Basic	36,389,232	32,841,779

Diluted	36,830,743	32,905,711

Dividends declared per share	$1.74	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Totals

Balance, January 1, 2009	32,431,304	$324	$857,415	$(206,961)	$260,754	$911,532
Comprehensive income:
Net income	—	—	—	34,419	12,659	47,078
Issuance of common stock, net	1,228,070	12	46,636	—	—	46,648
Stock-based compensation	6,746	—	7,291	—	—	7,291
Repurchase of common stock	(97,304)	—	(2,935)	—	—	(2,935)
Conversion of UPREIT Units for common stock	1,086,612	11	21,321	—	(21,332)	0
Adjustment of noncontrolling interest	—	—	(7,650)	—	7,650	0
Dividends and distributions paid	—	—	—	(88,771)	(32,769)	(121,540)

Balance, December 31, 2009	34,655,428	$347	$922,078	$(261,313)	$226,962	$888,074
Comprehensive income:
Net income	—	—	—	13,312	4,180	17,492
Issuance of common stock, net	2,651,665	27	117,611	—	—	117,638
Stock-based compensation	6,206	—	6,073	—	—	6,073
Repurchase of common stock	(57,344)	(1)	(2,784)	—	—	(2,785)
Conversion of UPREIT Units for common stock	327,146	3	6,333	—	(6,336)	0
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(14,656)	—	14,656	0
Dividends and distributions paid	—	—	—	(63,742)	(19,995)	(83,737)

Balance, September 30, 2010	37,583,101	$376	$1,034,655	$(311,743)	$224,312	$947,600

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$17,492	$30,561

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,570	92,747
Amortization of debt discount	1,549	1,463
Loss (gain) on disposition of property	13	(13,471)
Stock-based compensation	6,073	5,890
Changes in assets and liabilities:
Cash in escrows, net	(4,427)	1,418
Other assets	(10,649)	(981)
Accounts payable and accrued liabilities	2,595	(4,303)

Total adjustments	92,724	82,763

Net cash provided by operating activities	110,216	113,324

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed and UPREIT Units issued	(171,832)	—
Additions to properties	(66,157)	(57,749)
Additions to construction in progress	(36,437)	(53,661)
Proceeds from (payments for) sale of properties, net	(13)	66,878
Purchase of notes receivable	(1,433)	—
Additions to cash in escrows, net	(3,128)	(272)

Net cash used in investing activities	(279,000)	(44,804)

Cash flows from financing activities:
Proceeds from sale of common stock, net	117,638	2,236
Repurchase of common stock	(2,785)	(2,249)
Proceeds from mortgage notes payable	220,704	115,493
Payments of mortgage notes payable	(164,029)	(88,665)
Proceeds from line of credit	342,000	362,000
Payments on line of credit	(258,500)	(361,500)
Payments of deferred loan costs, net	(3,432)	(4,390)
Additions to cash in escrows, net	(3)	(9)
Dividends and distributions paid	(83,737)	(91,124)

Net cash provided by (used in) financing activities	167,856	(68,208)

Net increase (decrease) in cash and cash equivalents	(928)	312
Cash and cash equivalents:
Beginning of year	8,809	6,567

End of period	$7,881	$6,879

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed with property acquisitions	$155,638	$—
Issuance of UPREIT Units associated with property acquisition	4,845	—
Exchange of UPREIT Units for common stock	6,336	18,279
Transfers of construction in progress to buildings, improvements and equipment	60,827	—
Additions to properties included in accounts payable	4,302	2,181
Mortgage note premium write-off	—	615
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
The Company was formed in November 1993, as a Maryland corporation and is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic regions of the United States. The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of September 30, 2010, the Company operated 116 apartment communities with 39,609 apartments. Of this total, the Company owned 115 communities, consisting of 38,741 apartments, and managed as general partner, one partnership that owned 868 apartments.
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its ownership of 76.6% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at September 30, 2010 (74.7% at December 31, 2009). The remaining 23.4% is included as noncontrolling interest in these consolidated financial statements at September 30, 2010 (25.3% at December 31, 2009). The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership.
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
The reconciliation of the basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$7,184	$6,718	$17,482	$19,840
Less: Income from continuing operations attributable to noncontrolling interest	(1,691)	(1,820)	(4,179)	(5,420)

Income from continuing operations attributable to common stockholders	$5,493	$4,898	$13,303	$14,420

Discontinued operations	$18	$502	$10	$10,721
Less: Discontinued operations attributable to noncontrolling interest	(4)	(136)	(1)	(2,955)

Discontinued operations attributable to common stockholders	$14	$366	$9	$7,766

Denominator:
Basic weighted average number of common shares outstanding	37,357,579	32,972,794	36,389,232	32,841,779
Effect of dilutive stock options	422,757	79,439	387,500	45,632
Effect of phantom and restricted shares	83,566	39,531	54,011	18,300

Diluted weighted average number of common shares outstanding	37,863,902	33,091,764	36,830,743	32,905,711

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.15	$0.15	$0.37	$0.44
Discontinued operations	—	0.01	—	0.24

Net income attributable to common stockholders	$0.15	$0.16	$0.37	$0.68

Diluted earnings per share:
Income from continuing operations	$0.15	$0.15	$0.36	$0.44
Discontinued operations	—	0.01	—	0.23

Net income attributable to common stockholders	$0.15	$0.16	$0.36	$0.67

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
4. Earnings Per Common Share (continued)
Unexercised stock options to purchase 1,753,345 and 2,147,816 shares of the Company’s common stock for the three months ended September 30, 2010 and 2009, respectively, and 1,753,345 and 3,119,409 shares of the Company’s common stock for the nine months ended September 30, 2010 and 2009, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive. Also, in conjunction with the issuance of the Senior Notes (as defined in Note 7), there were 331,257 and 332,721 potential shares issuable under certain circumstances, of which all are considered antidilutive as of September 30, 2010 and 2009, respectively.
5. Variable Interest Entities
The Company is the general partner in one variable interest entity (“VIE”) syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company manages the day-to-day operations of the partnership for a management fee. In addition, the Company has an operating deficit guarantee and tax credit guarantee to the limited partners of that partnership (as discussed in Note 15). The Company is responsible for funding operating deficits to the extent there are any and can receive operating incentive awards when cash flows reach certain levels. Included in the Consolidated Balance Sheet for the VIE as of September 30, 2010 are total assets of $9,899, total liabilities of $16,562 and partners’ deficit of $6,663, respectively. Of the $16,562 in total liabilities, $15,762 represents non-recourse mortgage debt. As more fully described in Note 16, the Company’s general partnership interest in the VIE was sold on October 13, 2010.
6. Acquisitions
Acquisitions of Real Estate
On April 1, 2010, the Company acquired two communities located in Westminster, Maryland from the same seller. Middlebrooke Apartments and Westbrooke Apartments, with 208 units and 110 units, respectively, were purchased for $17,350 and $6,350, respectively. In connection with these acquisitions, closing costs of $248 were incurred and are included in other expenses.
On June 17, 2010, the Company acquired Annapolis Roads Apartments in Annapolis, Maryland, a property it had managed for the prior owner since 2000. The total purchase price for the 282 unit property of $32,500 included the assumption of an existing $20,043 fixed rate mortgage at an interest rate of 5.95% maturing in January 2011 (fair market value of $20,238), $4,845 in 98,728 UPREIT Units and the balance paid in cash. Closing costs of $357 were incurred and included in other expenses.
On July 29, 2010, the Company acquired The Greens at Columbia, a 168 unit community in Columbia, Maryland for a total purchase price of $25,600. Consideration for the purchase included the assumption of an existing $9,596 fixed-rate mortgage at an interest rate of 4.93%, maturing in August 2014 (fair market value of $9,947). Debt assumption costs of $112 were capitalized and will be amortized over the remaining term of the debt. In connection with this acquisition, closing costs of $302 were incurred and are included in other expenses.
On August 5, 2010, the Company acquired Village at Potomac Falls, a 247 unit apartment community located in Sterling, Virginia, for a total cash purchase price of $38,500. In connection with this acquisition, closing costs of $177 were incurred and are included in other expenses.
On September 30, 2010, the Company acquired Charleston Place, an 858 unit apartment community located in Ellicott City, Maryland for a total purchase price of $103,000. Consideration for the purchase included the assumption of existing debt totaling $70,750 at fixed-rates with a weighted average interest rate of 5.31%, maturing in September 2015 (fair market value of $75,702), with the remainder paid in cash. Debt assumption costs of $728 were capitalized and will be amortized over the remaining term of the debt. Acquisition closing costs of $1,159 were incurred and are included in other expenses.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
6. Acquisitions (continued)
On September 30, 2010, the Company acquired The Courts at Fair Oaks, a 364 unit apartment community located in Fairfax, Virginia for a total purchase price of $70,100. Consideration for the purchase included the assumption of an existing $46,000 fixed-rate mortgage at an interest rate of 5.66%, maturing in August 2019 (fair market value of $49,751), with the remainder paid in cash. Debt assumption costs of $472 were capitalized and will be amortized over the remaining term of the debt. Acquisition closing costs of $301 were incurred and are included in other expenses.
On September 30, 2010, the Company acquired Crescent Club, a 257 unit apartment community located in Suffolk County, Long Island, New York for a total cash purchase price of $31,250. Acquisition closing costs of $260 were incurred and are included in other expenses.
The following unaudited pro forma information was prepared as if the 2010 transactions related to the acquisition of apartment communities occurred as of January 1, 2009. The pro forma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2009, nor does it purport to represent the results of operations for future periods. Adjustments to the pro forma financial information for the nine months ended September 30, 2010 and 2009 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2009 to the acquisition date as appropriate.

	Nine Months
	2010	2009
Pro forma total revenues	$403,548	$402,088
Pro forma net income attributable to common shareholders	$14,540	$23,155
Pro forma earnings per common share:
Basic	$0.40	$0.71
Diluted	$0.39	$0.70
Included in the consolidated statements of income for the nine months ended September 30, 2010 are total revenues of $3,674 and net income attributable to common shareholders of $547 since the respective date of acquisition through September 30, 2010 for the 2010 acquired apartment communities.
All of the 2010 acquired apartment communities were recorded at fair value which approximated actual purchase price. None of the 2010 acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.
Acquisition of Notes Receivable
On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction. Both notes are in default. One of the notes, purchased for $1,015, is secured by land and buildings, and is operated as a strip center adjacent to one of our apartment communities. The other note, purchased for $418 is secured by vacant land. The notes were purchased at face value including accrued interest and late fees. The Company has notified the existing tenants at the strip center that it has exercised rights to receive rents under the terms of the mortgage agreements. Rents in the amount of approximately $20 per month will be used to pay taxes and public utilities and to relieve indebtedness secured by the mortgage. In accordance with authoritative guidance, we recognize impairment to the extent the fair value of the collateral is less than the carrying amount of our investment in the notes receivable. Interest income, if any, will be recognized on the cost recovery method. As of September 30, 2010, there was no impairment recognized and no interest income recorded. Notes receivable of $1,433 are included in other assets on the Consolidated Balance Sheet as of September 30, 2010.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
7. Development
During the second quarter of 2010, construction activities on a project in Silver Spring, Maryland, 1200 East West Highway, a 14-story high rise with 247 apartment units, neared completion and the project experienced initial occupancy. By the end of the third quarter of 2010, there were 189 units rented and occupied. The construction in progress for this development was $40,477 as of September 30, 2010.
During the second quarter of 2010, construction activities neared completion on the first phase (two buildings with 202 units) of a project in Alexandria, Virginia, the Courts at Huntington Station. By the end of the third quarter of 2010, there were 115 units rented and occupied. Construction on the second phase (two buildings with 219 units) has commenced and construction is scheduled to be completed in the second quarter of 2011. The construction in progress for this development was $84,717 as of September 30, 2010.
The Company also has two projects in pre-construction development: Cobblestone Square located in Fredericksburg, Virginia, consisting of approximately 314 apartment units; and Ripley Street located in Silver Spring, Maryland, an 18-story high rise with approximately 379 apartment units. Both projects are on entitled land that the Company purchased from other developers and both are in the final stages of the design process. The construction in progress for these developments was $35,109 as of September 30, 2010.
8. Exchangeable Senior Notes
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
The following table provides information about the Senior Notes as of September 30, 2010 and December 31, 2009:

	2010	2009
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(2,315)	(3,864)

Carrying amount of liability component	$137,685	$136,136

Carrying amount of equity component	$13,950	$13,950

The following table provides information about the Senior Notes for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	2010	2009	2010	2009
Coupon interest	$1,444	$1,444	$4,331	$4,331
Issuance cost amortization	137	137	410	410
Discount amortization	523	494	1,549	1,464

Total interest expense	$2,104	$2,075	$6,290	$6,205

Effective interest rate	5.75%	5.75%	5.75%	5.75%

Conversion price per share, as adjusted	$72.87	$72.92	$72.87	$72.92

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
9. Line of Credit
As of September 30, 2010, the Company had a $175,000 unsecured line of credit agreement which expires August 31, 2011, with an optional one-year extension. The Company had $137,000 outstanding under the credit facility on September 30, 2010. Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.26% at September 30, 2010, resulting in an effective rate of 4.50% for the Company.
The credit agreement relating to this line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for the nine months ended September 30, 2010.
The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At September 30, 2010, the Company had outstanding letters of credit of $4,379 and the amount available on the credit facility was $33,621.
10. Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements (“ASC 820-10”), when valuing its financial instruments for disclosure purposes. The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company determined the fair value of its mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by ASC 820-10). In determining the market interest yield curve, the Company considered its BBB credit rating. The Company based the fair value of its Senior Notes using quoted prices (a level 1 input, as defined by ASC 820-10).
At September 30, 2010 and December 31, 2009, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2,769,130 and $2,337,866, respectively, compared to its carrying amount of $2,599,643 and $2,302,281, respectively.
11. Interest Capitalized
Capitalized interest associated with communities under development or rehabilitation totaled $2,061 and $2,336 for the three months ended September 30, 2010 and 2009, respectively; $7,622 and $6,206 for the nine months ended September 30, 2010 and 2009, respectively.
12. Stockholders’ Equity
At-the-Market Equity Offering Programs
On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it was authorized to sell up to 3.7 million shares of common stock (not to exceed $150,000 of gross proceeds), from time to time in ATM offerings or negotiated transactions. The following are issuances of common stock of this program since inception through the completion of the program on May 11, 2010:

	Number of	Gross		Average Sales
Period	Shares Sold	Proceeds	Net Proceeds	Price
Fourth quarter 2009	871,600	$39,830	$38,916	$45.70
First quarter 2010	1,285,700	60,092	58,856	46.74
Second quarter 2010	1,021,400	50,078	49,273	49.03

Total	3,178,700	$150,000	$147,045	$47.19

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
12. Stockholders’ Equity (continued)
On September 17, 2010, the Company registered another ATM equity offering program through which it is authorized to sell up to 3.6 million common shares of common stock, from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program since inception through September 30, 2010.
Dividends and Distributions
On August 26, 2010, the Company paid a dividend in the amount of $0.58 per share of common stock to stockholders and a distribution of $0.58 per UPREIT Unit to unitholders of record as of the close of business on August 16, 2010.
13. Segment Reporting
The Company is engaged in the ownership and management of market rate apartment communities. Each apartment community is considered a separate operating segment. Each segment on a stand alone basis is less than 10% of the revenues, net operating income, and assets of the combined reported operating segment and meets all of the aggregation criteria under authoritative guidance. The operating segments are aggregated as Core and Non-core properties.
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

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
13. Segment Reporting (continued)
The revenues and net operating income for each of the operating segments are summarized for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Revenues:
Apartments owned
Core properties	$124,350	$123,633	$373,733	$373,909
Non-core properties	5,398	1,160	8,925	3,472
Reconciling items	11	33	99	415

Total revenues	$129,759	$124,826	$382,757	$377,796

Net operating income:
Apartments owned
Core properties	$75,811	$73,287	$220,417	$218,147
Non-core properties	2,576	204	3,191	532
Reconciling items	11	33	99	415

Net operating income, including reconciling items	78,398	73,524	223,707	219,094
General and administrative expenses	(5,553)	(6,101)	(18,221)	(18,238)
Interest expense	(31,098)	(30,773)	(91,459)	(91,583)
Depreciation and amortization	(32,350)	(29,932)	(93,709)	(89,433)
Other expenses	(2,213)	—	(2,836)	—

Income from continuing operations	$7,184	$6,718	$17,482	$19,840

The assets for each of the reportable segments are summarized as follows as of September 30, 2010 and December 31, 2009:

	2010	2009
Assets:
Apartments owned
Core properties	$2,951,658	$2,975,642
Non-core properties	574,863	207,195
Reconciling items	103,481	85,197

Total assets	$3,630,002	$3,268,034

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
Included in discontinued operations for the three and nine months ended September 30, 2009 are the operating results of five apartment communities sold in three separate transactions during 2009 (the “2009 Disposed Communities”). Included in discontinued operations for the three and nine months ended September 30, 2010 are the operating results of the wind-up activities for the 2009 Disposed Communities. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
The operating results of discontinued operations are summarized for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Revenues:
Rental income	$9	$1,395	$23	$4,926
Property other income	9	114	30	492

Total revenues	18	1,509	53	5,418

Expenses:
Operating and maintenance	—	597	30	2,494
Interest expense, including prepayment penalties	—	—	—	4,497
Depreciation and amortization	—	388	—	1,177

Total expenses	—	985	30	8,168

Income (loss) from discontinued operations	$18	$524	$23	$(2,750)

15. Commitments and Contingencies
Letters of Credit
As of September 30, 2010, the Company had issued $4,379 in letters of credit, which were provided under the Company’s $175,000 unsecured line of credit agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies, and construction projects.
Debt Covenants
The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.
Included in the Company’s consolidated balance sheet at September 30, 2010 are assets of Home Properties Fair Oaks, LLC, owner of the Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
15. Commitments and Contingencies (continued)
Tax Protection Obligations
In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (17% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange. The remaining terms on the sale restrictions range from 3 months to 7 years.
Limited Partnership
For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners for a period after September 30, 2010 of six years totaling approximately $3,000. As of September 30, 2010, there were no known conditions that would make such payments necessary relating to these guarantees. In addition, the Company, acting as general partner in this partnership, was obligated to advance funds to meet partnership operating deficits. As more fully described in Note 16, the Company’s general partner interest in this entity was sold on October 13, 2010, relieving the Company of the operating deficit guarantee to the limited partners of that partnership.
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
16. Subsequent Events
On October 26, 2010, the Board of Directors declared a dividend of $0.58 per share on the Company’s common stock and approved a distribution of $0.58 per UPREIT Unit for the quarter ended September 30, 2010. This is the equivalent of an annual distribution of $2.32 per share/unit. The dividend and distribution is payable November 23, 2010, to stockholders and unitholders of record on November 12, 2010.
On October 13, 2010, the Company sold its general partnership interest in an 868 unit affordable limited partnership, which is consolidated as a VIE (as more fully described in Note 5) for all periods presented. The sale price included the assumption by the buyer of the existing mortgage debt of $15,762 and $50 cash. In connection with this transaction, the Company will realize a gain of approximately $500 during the fourth quarter of 2010. Per authoritative guidance, held for sale treatment is not applied until all contingencies under the contract have been mitigated. Due to the nature of this transaction and the limited number of buyers able to complete the sale as of September 30, 2010, significant financing contingencies existed which would have prevented the close of this sale until these contingencies were successfully mitigated. These contingencies were successfully mitigated on October 13, 2010. Giving consideration to the facts and circumstances, the Company will classify the results of the VIE as discontinued operations in the fourth quarter of 2010.
On October 18, 2010, the Company acquired a 120 unit apartment community located in Aurora, Illinois, a suburb of Chicago, for a total purchase price of $14,475. In connection with this acquisition, closing costs of approximately $60 were incurred and will be included in other expenses for the fourth quarter of 2010.

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
Liquidity and Capital Resources
General
In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at September 30, 2010 (no change from initial rating) is a corporate credit rating of “BBB” (Triple B).
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
Cash Flow Summary
The Company’s net cash flow from operating activities was $110 million in 2010 and $113 million in 2009. The $3 million decrease was primarily due to increased usage of cash for rate-lock deposits on mortgage financings of $6 million included in other assets and $5 million higher funding of escrows included in cash held in escrows, partially offset by timing differences in cash disbursements between periods which generated $7 million higher cash flow.

Liquidity and Capital Resources (continued)
Cash used in investing activities was $279 million during 2010 compared to $45 million in 2009. The $234 million increase in investing between periods is primarily due to the $172 million used for acquisition communities in 2010 as compared to no acquisitions in 2009. The 2009 period received the benefit of $67 million proceeds from the sale of properties, while the 2010 period realized no property sales. Cash outflows for capital improvements were $66 million in 2010 compared to $58 million in 2009. The consistent outflow in both periods reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases. Cash outflows for additions to construction in progress were $36 million in 2010 as compared to $54 million in 2009. The lower spending on development in 2010 reflects the completion of one major project during 2010 compared to the active construction of two communities in 2009.
Net cash provided by financing activities totaled $168 million in 2010. Cash flows from the sale of common stock under the ATM offering of $108 million, net borrowing under our line of credit of $84 million, net proceeds from mortgage financing of $57 million and proceeds from stock option exercises of $8 million and were partially offset by distributions paid to stockholders and UPREIT Unitholders of $84 million. Net cash used in financing activities totaled $68 million for 2009, primarily as a result of net proceeds from mortgage financing of $27 million being more than offset by distributions paid to stockholders and UPREIT Unitholders of $91 million.
Line of Credit
As of September 30, 2010, the Company had a $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which expires August 31, 2011, with an optional one-year extension. The Company had $137 million outstanding under the credit facility on September 30, 2010. The line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available. At September 30, 2010, the Company had outstanding letters of credit of $4.4 million and the amount available on the credit facility was $33.6 million.
Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.26% at September 30, 2010, resulting in an effective rate of 4.50% for the Company. Accordingly, increases in the one-month LIBOR above 1.50% will increase the Company’s interest expense and as a result will affect the Company’s results of operations and financial condition.
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
Indebtedness
As of September 30, 2010, the weighted average interest rate on the Company’s total indebtedness of $2.6 billion was 5.30% with staggered maturities averaging approximately six years. Approximately 86% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.
As of September 30, 2010, the Company has refinanced $125 million of the $146 million in debt maturing in 2010, leaving only one loan of $21 million maturing within 2010. Application has been made to a Government Sponsored Entity (“GSE”) for refinance. In addition, $184 million of the $298 million in mortgage debt that matures in 2011 was refinanced on October 29, 2010. The Company is currently in discussions with the GSEs relative to other maturing transactions and will continue to take advantage of its relationships with the GSEs and the low interest rate environment to further its refinancing of existing debt obligations.

Liquidity and Capital Resources (continued)
Unencumbered Assets
The Company increased the percentage of unencumbered assets of the total property pool from 20% at the end of 2009, to 21% as of September 30, 2010. Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement.
UPREIT Units
The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During the first nine months of 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property.
Property Dispositions
During 2009, the Company sold five communities, with a total of 1,333 units, for $108.3 million. A gain on sale of approximately $24.3 million was realized from these sales.
Management has not specifically targeted additional communities for sale in 2010.
Universal Shelf Registration
On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s ATM offering in the six months from December 2009 to May 2010 described below were made under this registration statement.
At-the-Market Equity Offering Program
On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it was authorized to sell up to 3.7 million shares of common stock (not to exceed $150 million of gross proceeds), from time to time in ATM offerings or negotiated transactions. From December 2009 through completion of the offering in May 2010, the Company issued 3,178,700 shares of common stock at an average price per share of $47.19, for aggregate gross proceeds of $150.0 million and aggregate net proceeds of $147.0 million after deducting commissions and other transaction costs of approximately $3.0 million.
On September 17, 2010, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the December 2009 program, through which it is authorized to sell up to 3,600,000 common shares of common stock, from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program since inception through September 30, 2010. If shares are issued, the Company intends to use the net proceeds from the offering for general corporate purposes, which may include the repayment of debt, working capital, capital expenditures, acquisitions, development and redevelopment of apartment communities.

Liquidity and Capital Resources (continued)
Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)
The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company meets share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company’s behalf or new stock issuances. Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”). During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares. At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market. In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during 2009 and through September 30, 2010.
Stock Repurchase Program
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2009 and through September 30, 2010. The remaining authorization level as of September 30, 2010 is 2,291,160 shares. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties. At the present time, the Company has no intention of buying any stock back during the remainder of 2010.
Variable Interest Entities
Through October 12, 2010, the Company was the general partner in one variable interest entity (“VIE”), syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company managed the day-to-day operations of the partnership for a management fee. In addition, the Company had an operating deficit guarantee and tax credit guarantee to the limited partner of that partnership. The Company was responsible to fund operating deficits to the extent there were any and could receive operating incentive awards if cash flows reached certain levels. Included in the Consolidated Balance Sheet for the VIE as of September 30, 2010 are total assets of $9.9 million, total liabilities of $16.6 million and partners’ deficit of $6.7 million. Of the $16.6 million in total liabilities, $15.8 million represents non-recourse mortgage debt. The VIE is included in the Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009.
The Company, through its general partnership interest in the VIE, has guaranteed the low income housing tax credits to the limited partners for a remaining period of six years totaling approximately $3 million. Such guarantee requires the Company to operate the property in compliance with Internal Revenue Code Section 42 for a total of 15 years. The Company believes the property’s operations conform to the applicable requirements as set forth above. In addition, as the general partner in this partnership, the Company was obligated to advance funds to meet partnership operating deficits.
On October 13, 2010, the Company sold its general partnership interest in the VIE. The sale price included the assumption of the existing mortgage debt of $15.8 million and $0.05 million cash. In connection with this transaction, the Company will realize a gain of approximately $0.5 million during the fourth quarter of 2010 and will no longer be obligated to fund operating deficits.

Acquisitions and Development
Acquisitions
On April 1, 2010, the Company acquired two communities with a total of 318 units, Middlebrooke and Westbrooke, located in the Baltimore region from the same seller for a cash purchase price of $23.7 million. In connection with these acquisitions, closing costs of $0.2 million were incurred and are included in other expenses. Middlebrooke was built between 1974 and 1977, and consists of 168 garden units in nine three-story buildings and 40 townhomes. Westbrooke was built between 1961 and 1970, and contains five buildings, each with 22 units. The weighted average first year capitalization rate projected by the Company on these acquisitions was 6.3% after allocating 3% of rental revenues for management and overhead expenses and before normalized capital expenditures.
On June 17, 2010, the Company acquired Annapolis Roads, a 282 unit community in Annapolis, Maryland, which it had managed for the prior owner since 2000. The total purchase price of $32.5 million included the assumption of an existing $20.0 million fixed rate mortgage, $7.5 million in cash and $4.8 million in UPREIT Units. Closing costs of $0.4 million were incurred and are included in other expenses. The property was built in three phases between 1974 and 1979 and consists of eleven residential buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 6.6%.
On July 29, 2010, the Company acquired The Greens at Columbia, a 168 unit community in Columbia, Maryland for a total purchase price of $25.6 million. Consideration for the purchase included the assumption of an existing $9.6 million fixed-rate mortgage and $16.0 million in cash. Closing costs of $0.3 million were incurred and are included in other expenses. The property, built in 1986 and 1987, includes fourteen, three-story, brick, garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 6.1%.
On August 5, 2010, the Company acquired Village at Potomac Falls, a 247 unit apartment community located in Sterling, Virginia for a total cash purchase price of $38.5 million. Closing costs of $0.2 million were incurred and are included in other expenses. The garden style property, completed in 1999, consists of ten, three- and four-story buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.6%.
On September 30, 2010, the Company acquired Charleston Place, an 858 unit apartment community located in Ellicott City, Maryland for a total purchase price of $103 million. Consideration for the purchase included the assumption of fixed-rate debt totaling $70.8 million, with the remainder paid in cash. Closing costs of $1.2 million were incurred and are included in other expenses. The property, built in three phases between 1971 and 1983, includes 26 three-story garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 6.2%.
On September 30, 2010, the Company acquired The Courts at Fair Oaks, a 364 unit apartment community located in Fairfax, Virginia for a total purchase price of $70.1 million. Consideration for the purchase included the assumption of an existing $46 million fixed-rate mortgage, with the remainder paid in cash. Closing costs of $0.3 million were incurred and are included in other expenses. The property was built in 1990 and contains 15 three-story garden style buildings within a gated community. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.9%.
On September 30, 2010, the Company acquired Crescent Club, a 257 unit apartment community located in Suffolk County, Long Island, New York for a total cash purchase price of $31.3 million. Closing costs of $0.3 million were incurred and are included in other expenses. The property was built in 1973 and consists of 40 two-story garden style buildings within a gated community. The weighted average first year capitalization rate projected by the Company on this acquisition was 6.2%.
After the close of the third quarter, on October 18, 2010, the Company acquired a 120 unit apartment community located in Aurora, Illinois, a suburb of Chicago, for a total purchase price of $14.5 million. In connection with this acquisition, closing costs of approximately $0.1 million were incurred and will be included in other expenses for the fourth quarter of 2010. The property was built in 1996 and consists of 14 two-story garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 6.2%.

Acquisitions and Development (continued)
On a year to date basis, through October 31, 2010, the Company has acquired nine communities with 2,614 units for a combined purchase price of $339.1 million.
Development
The Company has two projects currently under construction: 1200 East West Highway located in Silver Spring, Maryland, a 14-story high rise with 247 apartment units; and, the Courts at Huntington Station, located in Alexandria, Virginia, consisting of four four-story buildings with 421 apartment units.
During the second quarter of 2010, construction activities on 1200 East West Highway neared completion and the project experienced initial occupancy. As of September 30, 2010, all 247 units were available to rent, with 189 units occupied and another 14 units pre-leased. Full stabilization is anticipated by year-end.
During the second quarter of 2010, construction of the 202 units in Phase One of the Courts at Huntington Station neared completion. Initial occupancy was experienced in May 2010. As of September 30, 2010, there were 202 units available to rent, with 115 units occupied and another 14 units pre-leased. The lease-up period is projected to last eleven months. Construction on Phase Two, consisting of 219 units, has commenced and is scheduled to be completed in the second quarter of 2011, reaching stabilized occupancy approximately one year later.
The Company also has two projects in pre-construction development: Cobblestone Square located in Fredericksburg, Virginia, consisting of approximately 314 apartment units; and Ripley Street located in Silver Spring, Maryland, an 18-story high rise with approximately 379 apartment units. Both projects are on entitled land that the Company purchased from other developers and both are in the final stages of the design process.
Contractual Obligations and Other Commitments
The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable. The Company’s line of credit matures in August 2011 (not including a one-year optional extension) and had $137.0 million in loans, and letters of credit totaling $4.4 million, outstanding at September 30, 2010. The $2.3 billion in mortgage notes payable have varying maturities ranging from 3 months to 24 years. The weighted average interest rate of the Company’s secured debt was 5.32% at September 30, 2010. The weighted average rate of interest on the Company’s total indebtedness of $2.6 billion at September 30, 2010 was 5.30%.
In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%. During 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes and $140 million remain outstanding at September 30, 2010. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share. The adjusted exchange price at September 30, 2010 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company for five years from their issue date, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.
The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties. The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance. The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.

Capital Improvements (dollars in thousands, except unit and per unit data)
The Company’s policy is to capitalize costs related to the acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include appliances, carpeting and flooring, HVAC equipment, kitchen and bath cabinets, new roofs, site improvements and various exterior building improvements. Non-recurring, revenue generating upgrades include community centers, new windows, and kitchen and bath apartment upgrades. Revenue generating capital improvements are expected to directly result in increased rental earnings or expense savings. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.
The Company estimates that on an annual basis $800 per unit is spent on recurring capital expenditures in 2010 and 2009. During the three months ended September 30, 2010 and 2009, approximately $200 per unit was spent on recurring capital expenditures; and for the nine months ended September 30, 2010 and 2009, approximately $600 per unit was spent on recurring capital expenditures.
The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2010 and 2009 and an estimate of the breakdown of total capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements for the three and nine months ended September 30, 2010 as follows:

	For the three months ended September 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$9	$—	$9	$—	$34	$1
Major building improvements	1,156	32	3,329	91	4,485	123	3,294	92
Roof replacements	303	8	1,032	28	1,335	36	656	18
Site improvements	404	11	2,922	80	3,326	91	2,081	58
Apartment upgrades	1,226	33	8,248	225	9,474	258	5,678	159
Appliances	1,389	38	—	—	1,389	38	1,201	34
Carpeting/flooring	2,027	55	1,194	33	3,221	88	2,891	81
HVAC/mechanicals	651	18	3,904	106	4,555	124	2,245	63
Miscellaneous	183	5	678	18	861	23	175	5

Totals	$7,339	$200	$21,316	$581	$28,655	$781	$18,255	$511

(a)
Calculated using the weighted average number of units owned, including 35,798 core units and 2010 acquisition units of 892 for the three months ended September 30, 2010; and 35,798 core units for the three months ended September 30, 2009.

Capital Improvements (continued)

	For the nine months ended September 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$93	$3	$93	$3	$630	$18
Major building improvements	3,423	95	6,087	168	9,510	263	9,602	268
Roof replacements	896	25	1,408	39	2,304	64	2,093	58
Site improvements	1,195	33	5,605	155	6,800	188	3,771	105
Apartment upgrades	4,034	111	18,000	497	22,034	608	17,362	485
Appliances	3,708	102	—	—	3,708	102	3,385	95
Carpeting/flooring	6,003	166	1,704	47	7,707	213	7,942	222
HVAC/mechanicals	1,929	53	9,738	269	11,667	322	6,079	170
Miscellaneous	543	15	1,190	33	1,733	48	1,452	41

Totals	$21,731	$600	$43,825	$1,211	$65,556	$1,811	$52,316	$1,462

(a)
Calculated using the weighted average number of units owned, including 35,798 core units and 2010 acquisition units of 422 for the nine months ended September 30, 2010; and 35,798 core units for the nine months ended September 30, 2009.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended September 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$7,161	$200	$20,997	$587	$28,158	$787	$18,255	$511
2010 Acquisition Communities	178	200	319	358	497	558	—	—

Sub-total	7,339	200	21,316	581	28,655	781	18,255	511
2009 Disposed Communities	—	—	—	—	—	—	126	213
Corporate office expenditures(1)	—	—	—	—	452	—	464	—

Totals	$7,339	$200	$21,316	$581	$29,107	$781	$18,845	$505

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,798 core units and 2010 acquisition units of 892 for the three months ended September 30, 2010; and 35,798 core units and 2009 disposed units of 592 for the three months ended September 30, 2009.

Capital Improvements (continued)

	For the nine months ended September 30,
	2010						2009
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(b)	Cap Ex	Unit(b)	Improvements	Unit(b)	Improvements	Unit(b)
Core Communities	$21,478	$600	$43,486	$1,215	$64,964	$1,815	$52,316	$1,462
2010 Acquisition Communities	253	600	339	803	592	1,403	—	—

Sub-total	21,731	600	43,825	1,211	65,556	1,811	52,316	1,462
2009 Disposed Communities	—	—	—	—	—	—	618	918
Corporate office expenditures(1)	—	—	—	—	2,427	—	1,226	—

Totals	$21,731	$600	$43,825	$1,211	$67,983	$1,811	$54,160	$1,451

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,798 core units, and 2010 acquisition units of 422 for the nine months ended September 30, 2010; and 35,798 core units and 2009 disposed units of 673 for the nine months ended September 30, 2009.

Results of Operations (dollars in thousands, except unit and per unit data)
Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI. The Company uses this measure to compare its performance to that of its peer group.
Summary of Core Properties
The Company had 105 apartment communities with 35,798 units which were owned during the three and nine months ended September 30, 2010 and 2009 (the “Core Properties”). The Company has acquired eight apartment communities with 2,494 units and has placed into service another 449 units at two development communities during 2010 (the “Acquisition Communities”). During 2009, the Company disposed of five apartment communities with a total of 1,333 units, which had partial results for 2009 (the “2009 Disposed Communities”). The results of these disposed properties have been classified as discontinued operations and are not included in the table below.
The inclusion of the Acquisition Communities generally accounted for the significant changes in operating results for the three and nine months ended September 30, 2010. In addition, the reported income from operations include the results of one investment where the Company is the managing general partner that has been determined to be a VIE and consolidated with the Company. The general partnership interest was sold on October 13, 2010, after the end of the third quarter.

Results of Operations (continued)
A summary of the net operating income for Core Properties is as follows:

	Three Months				Nine Months
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Rent	$114,872	$114,467	$405	0.4%	$342,393	$343,684	$(1,291)	(0.4%)
Utility recovery revenue	3,853	3,526	327	9.3%	15,304	14,450	854	5.9%

Rent including recoveries	118,725	117,993	732	0.6%	357,697	358,134	(437)	(0.1%)
Property other income	5,625	5,640	(15)	(0.3%)	16,036	15,775	261	1.7%

Total revenue	124,350	123,633	717	0.6%	373,733	373,909	(176)	(0.0%)
Operating and maintenance	(48,539)	(50,346)	1,807	3.6%	(153,316)	(155,762)	2,446	1.6%

Net operating income	$75,811	$73,287	$2,524	3.4%	$220,417	$218,147	$2,270	1.0%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Nine Months
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Rent	$120,067	$115,611	$4,456	3.9%	$351,006	$347,111	$3,895	1.1%
Utility recovery revenue	3,904	3,526	378	10.7%	15,366	14,460	906	6.3%

Rent including recoveries	123,971	119,137	4,834	4.1%	366,372	361,571	4,801	1.3%
Property other income	5,777	5,656	121	2.1%	16,286	15,810	476	3.0%

Total revenue	129,748	124,793	4,955	4.0%	382,658	377,381	5,277	1.4%
Operating and maintenance	(51,361)	(51,302)	(59)	(0.1%)	(159,050)	(158,702)	(348)	(0.2%)

Net operating income	$78,387	$73,491	$4,896	6.7%	$223,608	$218,679	$4,929	2.3%

Comparison of three months ended September 30, 2010 to the same period in 2009
Of the $4,456 increase in rental income, $4,051 is attributable to the Acquisition Communities and a $405 increase from the Core Properties as the result of an increase of 0.2% in weighted average rental rates from $1,138 to $1,140 per apartment unit; and by a 0.1% increase in economic occupancy from 93.7% to 93.8%. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $378 increase in utility recovery revenue, $327 is attributable to the Core Properties, and $51 is attributable to the Acquisition Communities.
Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $121. Of this increase, $136 is attributable to the Acquisition Communities partially offset by a $15 decrease attributable to the Core Properties due mainly to a leveling off of lease break fees in the current period.
Of the $59 increase in operating and maintenance expenses, $1,866 is attributable to the Acquisition Communities, offset by a $1,807 decrease attributable to the Core Properties. The decrease in Core Properties is primarily due to decreases in property insurance, repairs and maintenance expense, real estate taxes and natural gas heating costs, partially offset by increases in personnel expense, and water and sewer costs.
Property insurance decreased by $1,257, or 55.2%, primarily from $794 lower property and general liability losses in 2010 as compared to 2009 due in part to the timing of the property aggregate retention funding, which occurred earlier in 2010 than 2009; plus the favorable impact in 2010 of property level safety and loss prevention measures. In addition, there was a $276 favorable impact between periods as a result of required prior period reserve decreases, which were $631 in 2010 as compared to $355 in 2009. The continuing reserve decreases are a direct result of the Company’s focus on settling older claims where the number of open claims has dropped 23% and 24% in 2010 and 2009, respectively. The lower number of open claims had a favorable impact on the estimated required reserves in both 2010 and 2009.

Results of Operations (continued)
Repairs and maintenance expenses were down $560, or 6.5% from a year ago due partly to a $653 recovery from an insurance claim in 2010 compared to a $214 recovery in 2009. Without the impact of the insurance recoveries, the recurring repairs & maintenance expenses decreased $121, or 1.4%, which reflects cost savings realized through the rebidding of selected service contracts resulting in reduced rates in this more competitive economic environment and the favorable impact of lower resident turnover of 11.8% in 2010 as compared to 12.1% in 2009, which resulted in less spending on apartment turnover costs.
Real estate taxes decreased $512, or 4.2%, due to tax assessment refunds in 2010 of $571 as compared to none in 2009. After removing the effects of these refunds, real estate taxes were up $59, or 0.5%.
Natural gas heating costs were down $100, or 6.5% from a year ago due to lower commodity rates partially offset by higher consumption. For the third quarter 2010, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $9.18 per decatherm, compared to $10.69 per decatherm for the 2009 period, a 14.1% decrease.
Personnel costs increased $406, or 3.4%, primarily due to increasing the 2008 and prior year workers compensation retention reserves by $274 in 2010 compared to an increase of $20 to the workers compensation reserves in 2009. Beginning in 2009, the Company entered into guaranteed cost programs for its workers compensation insurance. Without the impacts of the insurance reserve adjustments, personnel costs increased $152, or 1.3%.
Water and sewer costs increased $335, or 8.7%, due to municipalities increasing rates and a 1.7% increase in usage.
General and administrative expenses decreased in 2010 by $548, or 9.0%. General and administrative expenses as a percentage of total revenues were 4.3% for 2010 as compared to 4.9% for 2009. Stock-based compensation costs were down $541 due to the true-up of estimated stock option forfeitures for the 2004 grant year occurring in the third quarter of 2009 as compared to the 2005 grant year forfeiture estimate being trued-up in the second quarter of 2010. This is a result of the Company changing the month of grant to May beginning in 2005 from August in 2004.
Interest expense increased by $325, or 1.1% in 2010 primarily as a result of a higher level borrowings in 2010 as compared to 2009 partially offset by a lower average interest rate of 5.30% in 2010, which is 32 basis points lower than the 2009 average rate due in part to recent borrowings and refinancing at rates averaging 4.65%.
Depreciation and amortization expense increased $2,418, or 8.1% due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.
Other expenses of $2,213 are the 2010 property acquisition costs from the five acquisitions closed in the third quarter of 2010.
Included in discontinued operations for the three months ended September 30, 2010, are the residual operating results of the 2009 Disposed Communities.
Comparison of nine months ended September 30, 2010 to the same period in 2009
Of the $3,895 increase in rental income, $5,186 is attributable to the Acquisition Communities; partially offset by a decrease of $1,291 attributable to the Core Properties as the result of a 0.8% decrease in weighted average rental rates from $1,141 to $1,132 per apartment unit; partially offset by a 0.4% increase in economic occupancy from 93.5% to 93.9%. Of the $906 increase in utility recovery revenue, $854 is attributable to the Core Properties and is partially driven by a comparable increase in water and sewer expense.
Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $476. Of this increase, $215 is attributable to the Acquisition Communities and $261 is attributable to the Core Properties resulting primarily from increases in cable revenue and renters insurance door fees.

Results of Operations (continued)
Of the $348 increase in operating and maintenance expenses, $2,794 is attributable to the Acquisition Communities, offset by a $2,446 decrease attributable to the Core Properties. The decrease in Core Properties is primarily due to decreases in natural gas heating costs, repairs and maintenance, property insurance and electricity; partially offset by increases in snow removal costs and water and sewer costs.
Natural gas heating costs were down $2,010, or 14.9% from a year ago due to a combination of lower commodity rates offset by increased consumption resulting from a slightly colder 2010 than 2009. For 2010, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $9.31 per decatherm, compared to $11.10 per decatherm for the 2009 period, a 16.1% decrease.
Repairs and maintenance expenses were down $1,235, or 5.4% from a year ago due partly to insurance claim recoveries of $783 in 2010 compared to $417 in 2009. Without the impact of the insurance recoveries, the recurring repairs & maintenance expenses decreased $869, or 3.8%, which reflects cost savings realized through the rebidding of selected service contracts resulting in reduced rates in this more competitive economic environment and the favorable impact of lower resident turnover of 29.8% in 2010 as compared to 30.9% in 2009, which resulted in less spending on apartment turnover costs.
Property insurance decreased by $597, or 9.0%, primarily from $2,082 lower property and general liability losses in 2010 as compared to 2009 due in part to the timing of the property aggregate retention funding, which occurred in December 2009 for the 2009/2010 insurance policy year as a result of two major fire losses, plus the favorable impact in 2010 of property level safety and loss prevention measures. In addition, there were favorable impacts realized in both periods as a result of required prior period reserve decreases, which were $607 and $617 in 2010 and 2009, respectively. These reserve decreases are a direct result of the Company focus on settling older claims where the number of open claims has dropped 23% and 24% in 2010 and 2009, respectively. The lower number of open claims had a favorable impact on the estimated required reserves in both 2010 and 2009. The 2009 period also realized the benefit of $503 in subrogation counterclaims settled for prior year property and general liability losses.
Electricity costs were down $529, or 7.6% from a year ago primarily as a result of several energy conservation efforts including a compact fluorescent bulb replacement program that was rolled out in the third quarter of 2009. In addition, suppliers were changed in the Boston and Long Island regions in 2010 resulting in savings along with receiving one time rebates of $229 in the Baltimore and Washington D.C. regions.
Snow removal costs were up $1,243, or 171%, as most of our Mid-Atlantic region properties suffered from record storms in the first quarter 2010.
Water and sewer costs increased $848, or 7.9%, due to rate increases by municipalities and a 1.7% increase in usage.
General and administrative expenses decreased in 2010 by $17, or 0.1%. General and administrative expenses as a percentage of total revenues were 4.8% for both 2010 and 2009. The incentive bonus increased $264 compared to 2009, which reflects the relative increase in the Company’s operating performance versus its peers as compared to the prior year. Stock based compensation expenses were up $348 in 2010 as compared to 2009, primarily due to the impact of employees nearing retirement vesting over one less year in 2010 as compared to 2009. These increases were partially offset by the 2009 period containing nonrecurring severance costs in the amount of $606.
Interest expense decreased by $124 or 0.1% in 2010 primarily as a result of a higher level of variable interest rate borrowings in 2010 as compared to 2009, which yielded lower effective rates than the fixed rate debt.
Depreciation and amortization expense increased $4,276, or 4.8% due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.
Other expenses of $2,804 are the 2010 property acquisition costs from the eight acquisitions closed in 2010 and $32 in pursuit costs incurred in connection with deals that were abandoned.

Results of Operations (continued)
Included in discontinued operations for the nine months ended September 30, 2010, are the residual operating results of the 2009 Disposed Communities. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
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
FFO and FFO as adjusted fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO, and FFO as adjusted should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO as adjusted can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. In addition, FFO as adjusted ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment. The Company also uses these measures to compare its performance to that of its peer group.

Funds From Operations (continued)
The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three Months		Nine Months
	2010	2009	2010	2009
Net income attributable to common stockholders	$5,507	$5,264	$13,312	$22,186
Real property depreciation and amortization	31,722	29,712	91,691	88,763
Noncontrolling interest	1,695	1,956	4,180	8,375
Loss (gain) on disposition of property	—	22	13	(13,471)

FFO — Basic and Diluted, as defined by NAREIT	38,924	36,954	109,196	105,853
Loss from early extinguishment of debt in connection with sale of real estate	—	—	—	4,927

FFO — Basic and Diluted, as adjusted by the Company	$38,924	$36,954	$109,196	$110,780

Weighted average common shares/units outstanding (1):
Basic	48,883.4	45,243.0	47,935.2	45,220.8

Diluted	49,389.7	45,361.9	48,376.7	45,284.7

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.
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
Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In the fourth quarter of 2007, throughout 2008, 2009 and continuing into 2010, the sub-prime issue put significant pressure on the mortgage lending industry. Despite this, the Company has continued to receive favorable financing at market rates of interest. Its physical occupancy at 95.0% in 2008, 94.9% in 2009 and 95.2% during the first three quarters of 2010 remain the highest it has been since 2000 and financial performance continued strong. However, a recessionary economy and high unemployment typically slow household formations which could affect occupancy and decrease the Company’s ability to raise rents. In light of this, we will continue to review our business strategy throughout the year. However, we believe that given our B-class property type and the geographic regions in which we are located, the Company’s financial performance will be affected less negatively than its peers.

Dividends and Distributions
On October 26, 2010, the Board of Directors declared a dividend of $0.58 per share on the Company’s common stock and approved a distribution of $0.58 per UPREIT Unit for the quarter ended September 30, 2010. This is the equivalent of an annual distribution of $2.32 per share/unit. The dividend and distribution is payable November 23, 2010, to stockholders and unitholders of record on November 12, 2010.
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

HOME PROPERTIES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At September 30, 2010 and December 31, 2009, approximately 86% and 89%, respectively, of the Company’s debt bore interest at fixed rates. At September 30, 2010 and December 31, 2009, approximately 80% and 83%, respectively, of the Company’s debt was secured and bore interest at fixed rates. The secured fixed rate debt had weighted average maturities of approximately 5.53 years and 5.35 years and a weighted average interest rate of approximately 5.59% and 5.86% at September 30, 2010 and December 31, 2009, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of approximately 6.66 and 7.75 years and a weighted average interest rate of 2.97% and 2.92% at September 30, 2010 and December 31, 2009, respectively. The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition or stock repurchase with the intention to refinance at a later date. The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.
At September 30, 2010 and December 31, 2009, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.50 billion and $2.15 billion, respectively, compared to its carrying amount of $2.32 billion and $2.11 billion, respectively. The Company estimates that a 100 basis point increase in market interest rates at September 30, 2010 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.39 billion and would result in $2.4 million higher interest expense on the variable rate secured debt on an annualized basis. At September 30, 2010 and December 31, 2009, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.77 billion and $2.34 billion, respectively, compared to its carrying amount of $2.60 billion and $2.30 billion.
The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units. As of September 30, 2010, the Company had no other material exposure to market risk.
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
The principal executive officer and principal financial officer evaluated, as of September 30, 2010, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.
There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2009. There have been no material changes in these risk factors during the nine months ended September 30, 2010 and through the date of this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action does not establish a specific target stock price or a specific timetable for share repurchase. In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option. In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and is deemed to have been repurchased by the Company. At September 30, 2010, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.
There were no shares (units) repurchased by the Company during the quarter ended September 30, 2010.
ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Chief Executive Officer*

Exhibit 31.2	Section 302 Certification of Chief Financial Officer*

Exhibit 32.1	Section 906 Certification of Chief Executive Officer**

Exhibit 32.2	Section 906 Certification of Chief Financial Officer**

Exhibit 101
XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. **

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC. (Registrant)

Date:	November 5, 2010

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	November 5, 2010

By:	/s/ David P. Gardner

David P. Gardner
Executive Vice President and Chief Financial Officer