Form 10-K
period 2010-12-31
HOME PROPERTIES INC
filed 2011-02-25
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 36,759,112 shares of common stock held by non-affiliates was $1,656,733,178 based on the closing sale price of $45.07 per share on the New York Stock Exchange on June 30, 2010.
As of February 18, 2011, there were 37,977,700 shares of common stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2011	Part III

HOME PROPERTIES, INC.

PART I
Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on Page 56 of this Form 10-K.

Item 1.	Business
The Company
Home Properties, Inc. (“Home Properties” or the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, acquires, develops and rehabilitates apartment communities. The Company’s properties are regionally focused, primarily in selected Northeast and Mid-Atlantic markets of the United States. The Company was formed in November 1993 to continue and expand the operations of Home Leasing Corporation (“Home Leasing”). The Company completed an initial public offering of 5,408,000 shares of common stock (the “IPO”) on August 4, 1994.
The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership and a management company — Home Properties Resident Services, Inc. (“HPRS”), which is a Maryland corporation. At December 31, 2010, the Company held 77.1% (74.7% at December 31, 2009) of the limited partnership units in the Operating Partnership (“UPREIT Units”).
Home Properties, through its affiliates described above, as of December 31, 2010, owned and operated 116 communities with 38,861 apartment units (the “Owned Properties”).
The Owned Properties are concentrated in the following market areas:

	Communities	Apartments
Market Area	Owned	Owned
Suburban Washington, D.C.	25	10,393
Baltimore, MD	24	9,440
Suburban New York City	29	7,225
Philadelphia, PA	19	5,603
Boston, MA	9	2,382
Chicago, IL	6	2,362
Southeast Florida	2	836
Portland, ME	2	620

Totals	116	38,861

The Company’s mission is to maximize long-term shareholder value by acquiring, repositioning, developing and managing market-rate apartment communities while enhancing the quality of life for its residents and providing employees with opportunities for growth and accomplishment. Our vision is to be a prominent owner and manager of market-rate apartment communities, located in selected high barrier, high growth, East Coast markets. The areas we have targeted for growth are the suburbs of Baltimore, Boston, New York City, Philadelphia and Washington, D.C. We expect to maintain or grow portfolios in markets that profitably support our mission as economic conditions permit.

The Company (continued)
The Company’s long-term business strategies include:
•	aggressively managing and improving its communities to achieve increased net operating income;
•	acquiring additional apartment communities with attractive returns at prices that provide a positive spread over the Company’s long-term cost of capital;
•
developing new apartment communities on raw land, on land adjacent to existing owned communities, and where there are density opportunities, to replace existing garden apartments with mid- or high-rise structures;

•	disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has slowed to a pace below the markets targeted for acquisition; and
•	maintaining a strong and flexible capital structure with cost-effective access to the capital markets.
Structure
The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 2010, it held a 77.1% partnership interest in the Operating Partnership comprised of: 1) a 1.0% interest as sole general partner; and 2) a 76.1% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. The holders of the remaining 22.9% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers and Directors of the Company.
The Operating Partnership is a New York limited partnership formed in December 1993. Holders of UPREIT Units in the Operating Partnership may redeem an UPREIT Unit for one share of the Company’s common stock or cash equal to the fair market value at the time of the redemption, at the option of the Company. Management expects that it will continue to utilize UPREIT Units as a form of consideration for a portion of its acquisition properties when it is economical to do so.
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

Operating Strategies
The Company will continue to focus on enhancing long-term investment returns by:
•
developing new apartments and acquiring apartment communities and repositioning those apartment communities for long-term growth at prices that provide a positive spread over the Company’s long-term cost of capital;

•	recycling assets by disposing of properties in low growth markets and those that have reached their potential or are less efficient to operate due to size or remote location;
•	balancing its decentralized property management philosophy with the efficiencies of centralized support functions and accountability including rent optimization and volume purchasing;
•	enhancing the quality of living for the Company’s residents by improving the service and physical amenities available at each community every year;
•	adopting new technology so that the time and cost spent on administration can be minimized while the time spent attracting and serving residents can be maximized;
•	continuing to utilize its written “Pledge” of customer satisfaction that is the foundation on which the Company has built its brand recognition; and
•	focusing on reducing expenses while constantly improving the level of service to residents.
The Company has a strategy of acquiring and repositioning mature C to B- apartment properties. Since its 1994 IPO, the Company has acquired and repositioned 206 communities, containing more than 57,000 units. The rehabilitation and revitalization process targets a minimum 10% return on repositioning investments. It is expected that capital expenditures on repositioning investments will increase from 2010 levels, and return to the Company’s historic levels as potential residents may prefer an upgraded apartment at a higher monthly rent in this recovering economic environment. Extensive experience and expertise in repositioning has helped the Company build significant internal design and construction management skills. The complete repositioning of a community can take place over a five to seven year period. The comprehensive process typically begins with improvements in landscaping, signage and common areas. Exterior improvements increase curb appeal and marketability of the property. Deferred maintenance is corrected, which can include new HVAC systems, roofs, balconies and windows. At many properties, community centers and swimming pools are added or upgraded. Apartment interiors are renovated when residents move out, with the most significant investments made in upgrading kitchens and baths. Complete remodeling of dated kitchens and bathrooms typically includes new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets. It may include the removal of kitchen walls to open up the living area. Where feasible, in-unit washers and dryers are added. Repositioning efforts upgrade properties that were C to B- level when acquired to the B to B+ level, which, over time, significantly increases the property’s rental income, net operating income and market value.

Acquisition, Development and Sale Strategies
The Company’s strategy is to grow primarily through acquisitions in the suburbs of major metropolitan markets that have significant barriers to new construction, limited new apartment supply, easy access to the Company’s headquarters and enough apartments available for acquisition to achieve a critical mass. Targeted markets also possess other characteristics, including acquisition opportunities below replacement costs, a mature housing stock, high average single-family home prices, a favorable supply/demand relationship, stable or moderate job growth, reduced vulnerability to economic downturns and large prime renter populations including immigrants, young adults in their twenties and early thirties, and seniors over age 55. The Company currently expects that its growth will be focused primarily within suburban sub-markets of selected metropolitan areas within the Northeast and Mid-Atlantic regions of the United States where it has already established a presence. The largest metropolitan areas the Company will focus on include Baltimore, Boston, New York City, Philadelphia and Washington, D.C. The Company may expand into new markets that possess the characteristics described above although it has no current plans to do so. Continued geographic specialization is expected to have a greater impact on operating efficiencies versus widespread accumulation of properties. The Company will continue to pursue the acquisition of individual properties as well as multi-property portfolios. It may also consider strategic investments in other apartment companies, as well as strategic alliances, such as joint ventures.
During 2010, the Company acquired nine communities with a total of 2,614 units for an aggregate consideration of $339 million, or an average of approximately $129,734 per apartment unit. The weighted average expected first year capitalization rate for the acquired communities was 6.1%. Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income (“NOI”) less a 3.0% management fee into a single present value. NOI is defined by the Company as rental income and property other income less operating and maintenance expenses. Five acquisitions were in suburbs of Baltimore; two were in suburban Washington, D.C.; and one each in the Chicago and Long Island regions.
The Company believes that it will have the opportunity to make acquisitions during 2011 and has projected $200 million to $350 million in purchases for the year.
The Company has the ability to develop new market-rate communities. It plans to engage in development activity only in markets in which it is currently doing business in order to add net asset value and supplement future earnings and growth. It expects to develop new apartment communities on raw land and on land adjacent to existing Owned Properties, as well as to increase the density of units at some communities currently owned. The Company plans two or more construction starts in the year, with approximately $60 million in spending.
During 2010, the Company did not sell any communities. The Company has not specifically identified additional communities for sale in 2011 but will continue to evaluate the sale of its communities. The Company expects to dispose of at least $50 million of properties for the year. Typically, a property will be targeted for sale if management is of the opinion that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.

Financing and Capital Strategies
The Company intends to continue to adhere to the following financing policies:
•
maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the value (using the Company’s internally calculated Net Asset Value (“NAV” per share) of outstanding diluted common stock, the UPREIT Units, plus total debt) of approximately 55% or less;

•	utilizing primarily fixed rate debt;
•	varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and
•	maintaining a line of credit so that it can respond quickly to acquisition opportunities.
On December 31, 2010, the Company’s debt was approximately $2.6 billion and the debt-to-total market capitalization ratio was 48.9% based on the year-end closing price of the Company’s common stock of $55.49. The weighted average interest rate on the Company’s mortgage debt as of December 31, 2010 was 5.15% and the weighted average maturity was approximately six and one-half years. Debt maturities are staggered, ranging from March 2011, through June 2034. As of December 31, 2010, the Company had an unsecured line of credit facility from M&T Bank (acting as lead bank) of $175 million with $56.5 million outstanding on the line of credit. This line of credit was amended and extended in February 2011 as described below.
In response to improvements in the credit market, in 2010 and the first quarter of 2011, the Company pursued certain initiatives as follows:
•
During 2010, the Company increased the level of the value of unencumbered properties in relationship to the total property portfolio from 20% to 22%. This higher level adds flexibility, allowing the Company to place secured financing on unencumbered assets if desired or increase unsecured borrowing.

•
The Company benefits from its multifamily focus as the Government Sponsored Enterprises (“GSEs”) Fannie Mae and Freddie Mac are still very active lending to apartment owners. The Company refinanced debt maturing in 2011 early, reducing the level of secured loans maturing in 2011 from $299 million to $45 million. In total, $427 million of debt was either refinanced or paid off in 2010. The weighted average rate of interest on the old debt was 5.99%. These loans were replaced with $628 million of new debt at an average weighted interest rate of 4.68%.

•	The Company completed an At-The-Market (“ATM”) equity offering program through which it sold 3.2 million shares of common stock, generating gross proceeds of $150 million.
•	The Company initiated a second ATM equity offering program through which it may sell up to 3.6 million shares of common stock.
•
On February 10, 2011, the Company renegotiated and extended for one additional year the $175 million line of credit facility which now matures August 31, 2012. Pricing was less expensive, and moved from interest rates ranging from 2.50% to 3.25% over the one-month LIBOR and a LIBOR floor of 1.50% to interest rates ranging from 1.90% to 2.63% over the one-month LIBOR without a LIBOR floor. In addition, as a result of the renegotiation, the capitalization rate used for valuing assets was reduced as was the unused facility fee.

For 2011, plans include increasing the level of the value of unencumbered properties to over 22% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly more than the level at December 31, 2010 and issuing the shares authorized under the ATM program at levels above NAV.
The Company anticipates that it will have to finance some of the $140 million senior convertible debt that has a put option in November 2011. The Company will finance any puts with proceeds from the line of credit, additional secured or unsecured financings and/or proceeds from the sale of stock under the ATM program.

Financing and Capital Strategies (continued)
Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions. During 2010, the Company issued $4.8 million worth of UPREIT Units as partial consideration for one acquired property. During 2008 and 2009, no UPREIT Units were used as consideration for acquired properties. It is difficult to predict the level of demand from sellers for this type of transaction. In periods when the Company’s stock price is trading at a discount to estimated NAV, it is unlikely that management would engage in UPREIT transactions.
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company can repurchase shares of its outstanding common stock and UPREIT Units. Shares or units may be repurchased through the open market or in privately-negotiated transactions. The Company’s strategy is to opportunistically repurchase shares at a discount to its underlying NAV, thereby continuing to build value for long-term shareholders. At December 31, 2010, there was approval remaining to purchase 2,291,160 shares. The 2011 guidance assumes no additional share repurchases.
During periods when the Company’s shares are trading at a premium to its estimate of NAV, it is unlikely that management would engage in share repurchases. In such circumstances, it is more likely that management would pursue issuing equity in order to raise capital to be used to pay down existing indebtedness. This should be neutral to both earnings per share and NAV, increase the level of unencumbered assets and better position the Company to fund future acquisition and development pipeline needs.
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
The Company believes, however, that it is well-positioned to compete effectively for both residents and properties as a result of it’s:
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

Market Environment
The markets in which Home Properties operates could be characterized long term as stable, with moderate levels of job growth. During 2010 and expected to continue through 2011, many regions of the United States are experiencing varying degrees of economic recovery resulting in improving job growth for both the country as a whole and the Company’s markets.
For 2008, job losses became the norm with the start of the recession throughout the country. The Company’s markets still compared favorably for 2009 with job losses of 2.1% compared to 3.6% for the country. The Company’s markets experienced similar results as the country as a whole in 2010 with job growth of 0.8%. In addition, the unemployment rate for the Company’s markets of 7.4% continues to compare favorably to the country average of 9.1%. The Northern VA/DC market stands out for the Company as it experienced job growth of 1.9% for 2010, with one of the lowest unemployment rates of 5.7% at December 31, 2010. This market represents 26.7% of the total apartment unit count and produces 30.3% of the property NOI. These two favorable comparisons help explain why the Company’s markets helped the Company outperform all of its public company multifamily peers for the second year in a row on a measurement of same store NOI in both 2009 and 2010. The information on the “Market Demographics and Multifamily Supply and Demand” tables on Pages 10 and 11 were compiled by the Company from the sources indicated on the tables. The methods used include estimates and, while the Company feels that the estimates are reasonable, there can be no assurance that the estimates are accurate. There can also be no assurance that the historical information included on the tables will be consistent with future trends.
New construction in the Company’s markets is low relative to the existing multifamily housing stock and compared to other regions of the country. In 2010, Home Properties’ markets represented 28.0% of the total estimated existing U.S. multifamily housing stock, but only 18.2% of the country’s estimated new supply of multifamily housing units.
An analysis of multifamily supply compared to multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium. The fourth to last column in the “Multifamily Supply and Demand” table on Page 11 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company’s markets and the United States. For both the Company’s markets and the country as a whole, net new supply is very low compared to expected new demand. For the country, net new supply represents only 9.7% of net new demand, creating an environment where both pricing and/or occupancy could improve. The relationship in the Company’s markets is even better, where net new supply after obsolescence is expected to be negative compared to an increasing demand for rental housing.

Market Demographics

							2010
							Multifamily
						2010	Units as a %	2010
	% of	2010	2010	2010 vs. 2009	December	Median	of Total	Multifamily
	Owned	Number of	Job	Job Growth	Unemployment	Home	Housing Units	Housing
MSA Market Area	Units	Households	Growth	% Change	Rate	Value	Stock (4)	Stock (5)
Northern VA/DC	26.7%	2,044,883	57,500	1.9%	5.7%	$361,220	28.6%	621,357
Baltimore, MD	24.3%	1,026,868	14,500	1.1%	7.5%	262,634	19.6%	216,844
Suburban New York City (1)	18.6%	6,904,091	(2,300)	(0.0%)	8.2%	393,394	37.4%	2,778,771
Eastern PA (2)	14.4%	2,561,956	3,600	0.1%	8.6%	206,245	14.7%	403,809
Boston, MA	6.1%	1,746,622	32,600	1.4%	7.1%	342,416	22.7%	417,879
Chicago, IL	6.1%	3,467,425	(40,500)	(1.0%)	8.7%	223,716	24.1%	903,271
Southeast Florida (3)	2.2%	2,058,462	4,800	0.2%	11.8%	211,781	38.6%	924,075
Portland, ME	1.6%	211,692	(500)	(0.3%)	5.9%	212,039	11.3%	28,689

Home Properties Markets	100.0%	20,021,999	69,700	0.8%	7.4%	$305,804	29.0%	6,294,695

United States		116,136,617	1,066,000	0.8%	9.1%	$170,676	17.3%	22,441,452

(1)	Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA MSA.

(2)	Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD MSA & Allentown-Bethlehem-Easton PA-NJ MSA.

(3)	Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL MSA.

(4)	Based on Claritas 2010 estimates calculated from the 2000 U.S. Census figures.

(5)	2010 Multifamily Housing Stock is from Claritas estimates of five or more units based on the 2000 U.S. Census.
Sources: Bureau of Labor Statistics (BLS); Claritas, Inc.; US Census Bureau — Manufacturing & Construction Div.
Data collected is data available as of February 2, 2011 and in some cases may be preliminary.
BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.
Claritas, Inc. is a leading provider of precision marketing solutions and related products/services.
U.S. Census Bureau’s parent Federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Multifamily Supply and Demand

					Estimated	Estimated
				Estimated	Net New	Net New
	Estimated		Estimated	2010	Multifamily	Multifamily
	2010	Estimated	2010	New	Supply as a	Supply as a		Expected
	New	2010	Net New	Multifamily	% of New	% of	Expected	Excess
	Supply of	Multifamily	Multifamily	Household	Multifamily	Multifamily	Excess	Revenue
MSA Market Area	Multifamily (6)	Obsolescence (7)	Supply (8)	Demand (9)	Demand	Stock	Demand (10)	Growth (11)
Northern VA/DC	3,268	3,107	161	10,969	1.5%	0.0%	10,808	1.7%
Baltimore, MD	1,951	1,084	867	1,896	45.7%	0.4%	1,029	0.5%
Suburban New York City (1)	8,769	13,894	(5,125)	(574)	892.9%	(0.2%)	4,551	0.2%
Eastern PA (2)	1,394	2,019	(625)	353	(177.1%)	(0.2%)	978	0.2%
Boston, MA	2,254	2,089	165	4,936	3.3%	0.0%	4,771	1.1%
Chicago, IL	2,566	4,516	(1,950)	(6,510)	30.0%	(0.2%)	(4,560)	(0.5%)
Southeast Florida (3)	2,399	4,620	(2,221)	1,236	(179.7%)	(0.2%)	3,457	0.4%
Portland, ME	10	143	(133)	(38)	350.0%	(0.5%)	95	0.3%

Home Properties Markets	22,611	31,472	(8,861)	12,268	(72.2%)	(0.1%)	21,129	0.3%

United States	124,097	112,207	11,890	123,007	9.7%	0.1%	111,117	0.5%

(1)-(5)	see footnotes prior page

(6)
Estimated 2010 New Supply of Multifamily = Multifamily permits (2010 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(7)	Estimated 2010 Multifamily Obsolescence = Estimated 2010 Multifamily Housing Stock multiplied by the estimated % of obsolescence (0.5%).

(8)	Estimated 2010 Net New Multifamily Supply = Estimated 2010 New Supply of Multifamily — Estimated 2010 Multifamily Obsolescence.

(9)
Estimated 2010 New Multifamily Household Demand = 2010 job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2009-12/31/2010) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Claritas estimates).

(10)	Expected Excess Demand = Estimated 2010 New Multifamily Household Demand — Estimated 2010 Net New Multifamily Supply.

(11)
Expected Excess Revenue Growth = Expected Excess Demand divided by 2010 Multifamily Housing Stock. This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

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
Available Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (collectively, the “Reports”), are electronically filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549-2521. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which are available without charge.
Company Website
The Company maintains an Internet website at www.homeproperties.com. The Company provides free-of-charge access to its Reports filed with the SEC, and any amendments thereto, through this website. These Reports are available as soon as reasonably practicable after the Reports are filed electronically with the SEC and are found under “Investors/SEC Filings.” In addition, paper copies of the Reports filed with the SEC may be obtained at no charge by contacting the Corporate Secretary, Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.
Current copies of the Company’s Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and Charters for the Audit, Compensation, Corporate Governance/Nominating and Real Estate Investment Committees of the Board are also available on the Company’s website under the heading “Investors/Corporate Overview/Governance Documents Highlights.” Copies of these documents are also available at no charge upon request addressed to the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.
The reference to our website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

Item 1A.	Risk Factors
As used in this section, references to “we” or “us” or “our” refer to the Company, the Operating Partnership, and HPRS, taken as a whole.
Our business is subject to uncertainties and risks. Please carefully consider the risk factors described below, which apply to Home Properties, the Operating Partnership, and HPRS, in addition to other risks and factors set forth elsewhere in this Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or prospects. The risk factors we describe contain or refer to certain forward-looking statements. You should review the explanation of the limitations of forward-looking statements contained in the section entitled “Forward-Looking Statements” on Page 56 of this Form 10-K.
Real Estate Investment Risks
We are subject to risks that are part of owning residential real estate.
Real property investments are subject to varying degrees of risk. If our communities do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our cash flow and ability to make distributions to our stockholders will be adversely affected. A multifamily apartment community’s revenues and value may be adversely affected by general economic conditions (including unemployment); local economic conditions; local real estate considerations (such as oversupply of or reduced demand for apartments); the perception by prospective residents of the convenience and attractiveness of the communities or neighborhoods in which they are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from a community.
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
We plan to continue to selectively acquire apartment communities that meet our investment criteria. We expect that other real estate investors, including insurance companies, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our growth and profitability. If we are able to make acquisitions, there are risks that those acquisitions will fail to meet our expectations. Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to operate an acquired property as originally intended may prove to be inaccurate.
Real estate investments are relatively illiquid, and we may not be able to respond to changing conditions quickly.
Real estate investments are relatively illiquid and, therefore, we have limited ability to adjust our portfolio quickly in response to changes in economic or other conditions. In addition, the prohibition in the Internal Revenue Code (the “Code”) on REITs holding property for sale and related regulations may affect our ability to sell properties without adversely affecting distributions to stockholders. A number of our properties were acquired using UPREIT Units and nineteen of those properties are subject to certain agreements which may restrict our ability to sell such properties in transactions that would create current taxable income to the former owners.

Real Estate Investment Risks (continued)
Competition could limit our ability to lease apartments or increase or maintain rents.
Our apartment communities compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartment units and to increase or maintain rental rates. The recent challenges in the credit and housing markets have increased housing inventory that may compete with our properties.
Repositioning and development risks could affect our profitability.
A key component of our strategy is to acquire properties and to reposition them for long-term growth. In addition, we have developed and are in the process of developing new apartment communities. We plan to continue to selectively expand our development activities. Development projects generally require various governmental and other approvals, which have no assurance of being received. Our repositioning and development activities generally entail certain risks, including the following:
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
The Company carries comprehensive liability, fire, extended and rental loss insurance for each of our properties. There are however certain types of extraordinary losses, such as losses for certain natural catastrophes, for which the Company may not have insurance coverage. If an uninsured loss occurred, we could lose our investment in and cash flow from, the affected property, and could be required to repay any indebtedness secured by that property and related taxes and other charges.

Real Estate Investment Risks (continued)
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
Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs are present at only several of our communities. We implement an operations and maintenance program at each of the communities at which ACMs are detected. We do not currently anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.

Real Estate Investment Risks (continued)
We are aware that some of our communities have or may have lead paint and have implemented an operations and maintenance program at each of those communities to contain, remove or test for lead paint to limit the exposure of our residents. We do not currently anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.
All of the Owned Properties and all of the communities that we are currently developing have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling. These assessments, together with subsurface assessments conducted on some of our properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation. There is no assurance that Phase I assessments would reveal all environmental liabilities. In addition, environmental conditions not known to the Company may exist now or in the future which could result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.
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
The current concerns about climate change have resulted in various treaties, laws and regulations which are intended to limit carbon emissions. The Company believes these laws being enacted or proposed may cause energy and waste removal costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations. Increased costs relating to energy either would be the responsibility of our residents directly or in large part may be passed through by us to our residents through the utility recovery programs. We may be able to pass increased waste removal costs on to our residents in the form of increased rental rates. If this is not possible, it is still not expected that these additional costs would affect the Company’s financial performance in any material way.
Financing and compliance requirements could limit our income and the ability to raise rents.
As a requirement relating to some of our financing, or, in some instances, relating to zoning or other municipal approvals, we have committed to make some of the apartments in a community available to households whose income does not exceed certain thresholds and/or to limit rent increases. As of December 31, 2010, approximately 10% of our apartment units were under some form of such limitations. These commitments typically expire after a period of time, and may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.

Real Estate Financing Risks
We are subject to general risks related to debt.
We are subject to the customary risks associated with debt financing. For example, if a property is mortgaged to secure payment of indebtedness and we are unable to meet its debt service obligations, the property could be foreclosed upon. This could adversely affect our cash flow and, consequently, the amount available for distributions to stockholders.
We may not be able to obtain refinancing at favorable rates.
Because a significant amount of our financing is not fully self-amortizing, we anticipate that only a portion of the principal of our indebtedness will be repaid prior to maturity. So, we will need to refinance debt. Accordingly, there is a risk that we will not be successful in refinancing existing indebtedness or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness. We aim to stagger our debt maturities with the goal of minimizing the amount of debt which must be refinanced in any year.
As of December 31, 2010, we had approximately $2.4 billion of mortgage debt, a significant portion of which is subject to balloon payments. We do not expect to have cash flows from operations to make all of these balloon payments. The mortgage debt matures as follows:

2011	$45 million
2012	125 million
2013	193 million
2014	103 million
2015	264 million
Thereafter	1,694 million
Financing may not be available and issuing equity could dilute our stockholders’ interests.
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
Potential reduction or elimination of the role that Fannie Mae and Freddie Mac play in the multifamily financing sector may negatively impact the multifamily sector and our ability to obtain financing.
We have benefited from our ability to borrow from Fannie Mae and Freddie Mac (the “GSEs”). The United States Treasury and the Department of Housing and Urban Development recently issued a report calling for the winding down of the role that the GSEs’ play in the mortgage market. The report does not identify a specific proposal for dealing with the GSEs’ multifamily programs. We expect that the options laid out in the report for winding down the GSEs will be the subject of extensive discussions and deliberations and it is not now possible to predict what impact the conclusions reached may have on financing for the multifamily sector and thus on our business. If the GSEs were to exit the multifamily mortgage market, it could negatively impact our ability to obtain financing at favorable rates. Management believes, based on the positive performance of the multifamily sector and its low mortgage default rate, that other sources of financing would enter the market such as pension funds and insurance companies.

Real Estate Financing Risks (continued)
The Company in part relies on its line of credit to meet its short-term liquidity requirements.
As of December 31, 2010, the Company had an unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, of $175 million which was set to expire August 31, 2011, with an optional one-year extension. On February 10, 2011, the Company amended and extended this line of credit agreement. The amended line of credit agreement expires August 31, 2012, not including a one-year extension, at the Company’s option. The Company had $56.5 million outstanding under the credit facility on December 31, 2010.
The credit agreement relating to the line of credit requires the Company to maintain certain financial covenants, ratios and measurements. Maintaining compliance with these covenants could limit our flexibility. In addition, a default in these requirements, if uncured, could result in a termination of the line of credit and a requirement that we repay outstanding amounts, which could adversely affect our liquidity and increase our financing costs.
If noteholders exercise their repurchase right, we may not be able to access the capital necessary to repurchase the notes on attractive terms.
In 2006, the Company issued $200 million of exchangeable notes with a coupon rate of 4.125%. The outstanding principal balance of the notes is $140 million. Holders of the notes may require the Company to repurchase the notes on November 1, 2011. Based on the fact that the current stock price for the Company’s common stock is well below the exchange rate on the notes, we anticipate that the holders will exercise their repurchase rights. We plan to access the capital needed to pay off the noteholders from a number of possible sources including: using unencumbered assets to raise secured debt proceeds; increasing the Company’s current line of credit; and issuing equity under the ATM program. There can be no assurance that additional secured financing will be available at attractive terms or that we will be able to increase the line of credit or sell equity at attractive pricing. In the alternative, we might be forced to sell some of our properties at otherwise unacceptable prices or to issue equity at prices that would dilute the interests of our current stockholders.
Rising interest rates could adversely affect operations and cash flow.
As of December 31, 2010, approximately 90% of our debt was at fixed rates. This limits our exposure to changes in interest rates. Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions, to dispose of properties at favorable prices, to develop properties and to refinance existing borrowings at acceptable rates.
There is no legal limit on the amount of debt we can incur.
The Board has adopted a policy of limiting our indebtedness to approximately 55% of our total market capitalization (with the equity component of total market capitalization based on the per share NAV presented to our Board at its most recent Board meeting), but our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, the Board could alter or eliminate its current policy on borrowing. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to stockholders and increase the risk of default on our indebtedness. Our NAV fluctuates based on a number of factors. Our line of credit agreement limits the amount of indebtedness we may incur.

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
Our Articles Incorporation, as amended (the “Articles of Incorporation”), authorize the Board to issue up to a total of 80 million shares of common stock, 10 million shares of excess stock and 10 million shares of preferred stock and to establish the rights and preferences of any shares issued. Further, under the Articles of Incorporation, the stockholders do not have cumulative voting rights.
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
Potential conflicts of interest could affect some Directors’ decisions.
Unlike persons acquiring common stock, certain of our Directors, who constitute less than a majority of the Board, own a significant portion of their interest in us through UPREIT Units. As a result of their status as holders of UPREIT Units, those Directors and other limited partners may have interests that conflict with stockholders with respect to business decisions affecting us and the Operating Partnership. In particular, those Directors may suffer different or more adverse tax consequences than us upon the sale or refinancing of some of the properties as a result of unrealized gain attributable to those properties. Thus, those Directors and the stockholders may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of properties. In addition, those Directors, as limited partners of the Operating Partnership, have the right to approve certain fundamental transactions such as the sale of all or substantially all of the assets of the Operating Partnership, merger or consolidation or dissolution of the Operating Partnership and certain amendments to the Operating Partnership Agreement.
The future sale of shares under our At-The-Market offering may negatively impact our stock price.
In December 2009, the Company filed a Prospectus Supplement pursuant to a previously filed registration statement. Pursuant to the Prospectus Supplement, the Company was authorized to sell up to 3.7 million common shares from time to time in “at the market offerings” or negotiated transactions (not to exceed $150 million of gross proceeds). By June, 2010, all of the shares available under this offering had been sold. In September 2010, the Company filed an additional Prospectus Supplement pursuant to which it may sell up to 3.6 million additional common shares. Prior to December 31, 2010, the Company has not issued any shares under this second offering. Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2010, the Owned Properties consisted of 116 multifamily residential communities containing 38,861 apartment units. In 2010, the Company acquired nine communities with a total of 2,614 units in eight transactions for total consideration of $339.1 million.
The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased. Average physical occupancy at the Owned Properties was 94.7% for 2010. “Physical occupancy” is defined as total possible rental income, net of vacancy; as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents. “Economic occupancy” is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income. The Owned Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover. Average turnover at the Owned Properties was approximately 38% for 2010, which is significantly below the national average of approximately 54% for garden style apartments.
Resident leases are generally for a one year term. Security deposits equal to one month’s rent or less are generally required.
Certain of the Owned Properties collateralize mortgage loans. See Schedule III contained herein (Pages 90 to 92).
The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2010.

Communities Wholly Owned by Home Properties

						(2)	(3)	(3)
						2010	2010	2009	2010	2009
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2010
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
	Core Communities (1)
FL — Southeast	The Hamptons	668	21	2004	1,052	51%	93%	94%	$982	$1,007	$70,694
FL — Southeast	Vinings at Hampton Village	168	21	2004	1,207	46%	94%	96%	1,110	1,115	18,183
IL — Chicago	Blackhawk Apartments	371	49	2000	793	42%	97%	96%	840	872	25,410
IL — Chicago	Courtyards Village	224	39	2001	674	46%	98%	97%	809	826	18,204
IL — Chicago	Cypress Place	192	40	2000	852	36%	98%	97%	907	938	15,500
IL — Chicago	The Colony	783	37	1999	704	45%	96%	96%	855	882	57,747
IL — Chicago	The New Colonies	672	36	1998	657	56%	96%	96%	724	726	37,172
MA — Boston	Gardencrest Apartments	696	62	2002	847	33%	96%	95%	1,507	1,507	114,776
MA — Boston	Highland House	172	41	2006	733	37%	97%	96%	1,136	1,145	20,351
MA — Boston	Liberty Place	107	22	2006	994	32%	97%	97%	1,405	1,408	17,515
MA — Boston	Stone Ends Apartments	280	31	2003	815	33%	94%	97%	1,215	1,223	40,169
MA — Boston	The Heights at Marlborough	348	37	2006	876	47%	96%	95%	1,151	1,166	55,900
MA — Boston	The Meadows at Marlborough	264	38	2006	855	42%	96%	96%	1,108	1,131	38,811
MA — Boston	The Townhomes of Beverly	204	40	2007	1,103	37%	98%	96%	1,424	1,437	40,485
MA — Boston	The Village at Marshfield	276	38	2004	735	40%	97%	96%	1,113	1,131	38,001
MA — Boston	Westwoods	35	20	2007	904	43%	97%	93%	1,182	1,242	4,417
MD — Baltimore	Bonnie Ridge Apartments	960	44	1999	998	37%	95%	92%	1,059	1,079	86,313
MD — Baltimore	Canterbury Apartments	618	32	1999	934	43%	95%	94%	946	943	41,366
MD — Baltimore	Country Village Apartments	344	39	1998	776	49%	97%	96%	926	903	25,199
MD — Baltimore	Dunfield Townhouses	312	23	2007	916	48%	94%	96%	1,120	1,086	36,763
MD — Baltimore	Falcon Crest Townhomes	396	41	1999	993	41%	93%	93%	980	974	25,330
MD — Baltimore	Fox Hall Apartments	720	34	2007	946	44%	92%	92%	827	821	71,899
MD — Baltimore	Gateway Village Apartments	132	21	1999	963	33%	96%	96%	1,298	1,277	11,354
MD — Baltimore	Heritage Woods Apartments	164	37	2006	965	46%	97%	97%	1,061	1,028	17,583
MD — Baltimore	Mill Towne Village	384	37	2001	812	41%	94%	94%	878	868	31,739
MD — Baltimore	Morningside Heights Apartments	1,050	45	1998	864	41%	92%	93%	862	868	68,876
MD — Baltimore	Owings Run Apartments	504	15	1999	1,136	41%	96%	95%	1,200	1,184	48,396
MD — Baltimore	Ridgeview at Wakefield Valley	204	22	2005	916	49%	96%	95%	1,162	1,161	24,234
MD — Baltimore	Saddle Brooke	468	37	2008	889	45%	93%	91%	995	1,042	55,932
MD — Baltimore	Selford Townhomes	102	23	1999	987	42%	94%	92%	1,306	1,291	8,815
MD — Baltimore	The Coves at Chesapeake	469	28	2006	986	39%	92%	93%	1,199	1,186	73,772
MD — Baltimore	Timbercroft Townhomes & Apts	284	38	1999	998	9%	100%	99%	916	884	15,383
MD — Baltimore	Top Field	156	37	2006	1,149	26%	97%	96%	1,194	1,181	22,025
MD — Baltimore	Village Square Townhomes & Apts.	370	42	1999	948	40%	94%	94%	1,126	1,132	27,040
MD — Baltimore	Woodholme Manor Apartments	177	41	2001	817	21%	94%	96%	871	858	11,652

Communities Wholly Owned by Home Properties

						(2)	(3)	(3)
						2010	2010	2009	2010	2009
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2010
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
ME — Portland	Liberty Commons	120	4	2006	1,064	51%	97%	97%	1,198	1,187	14,803
ME — Portland	Redbank Village Apartments	500	66	1998	735	52%	97%	96%	863	861	29,218
NJ — Northern	Barrington Gardens	148	37	2005	922	40%	96%	96%	1,140	1,115	13,413
NJ — Northern	Chatham Hill Apartments	308	43	2004	944	30%	94%	94%	1,686	1,708	63,606
NJ — Northern	East Hill Gardens	33	52	1998	654	30%	96%	94%	1,519	1,481	3,417
NJ — Northern	Hackensack Gardens	198	62	2005	636	35%	94%	92%	1,078	1,058	19,554
NJ — Northern	Jacob Ford Village	270	62	2007	842	26%	95%	96%	1,177	1,139	33,770
NJ — Northern	Lakeview Apartments	106	61	1998	492	47%	96%	94%	1,358	1,354	9,621
NJ — Northern	Northwood Apartments	134	45	2004	937	29%	97%	97%	1,296	1,309	19,483
NJ — Northern	Oak Manor Apartments	77	54	1998	918	39%	96%	95%	1,751	1,763	8,594
NJ — Northern	Pleasant View Gardens	1,142	42	1998	746	38%	96%	94%	1,121	1,132	86,445
NJ — Northern	Pleasure Bay Apartments	270	39	1998	685	41%	95%	94%	1,013	1,038	17,725
NJ — Northern	Royal Gardens Apartments	550	42	1997	874	34%	96%	96%	1,220	1,217	38,400
NJ — Northern	Wayne Village	275	45	1998	760	26%	97%	96%	1,378	1,385	24,971
NJ — Northern	Windsor Realty Company	67	57	1998	628	42%	96%	93%	1,199	1,182	6,318
NY — Long Island	Bayview & Colonial	160	43	2000	884	32%	96%	95%	1,218	1,215	15,892
NY — Long Island	Cambridge Village Associates	82	43	2002	747	22%	98%	98%	1,697	1,667	8,611
NY — Long Island	Devonshire Hills	297	42	2001	803	40%	96%	96%	1,693	1,679	59,061
NY — Long Island	Hawthorne Court	434	42	2002	678	34%	97%	97%	1,391	1,369	52,994
NY — Long Island	Heritage Square	80	61	2002	718	38%	98%	96%	1,699	1,682	10,115
NY — Long Island	Holiday Square	144	31	2002	570	18%	96%	95%	1,191	1,178	12,620
NY — Long Island	Lake Grove Apartments	368	40	1997	836	44%	96%	96%	1,385	1,377	37,906
NY — Long Island	Mid-Island Apartments	232	45	1997	546	27%	97%	97%	1,348	1,320	18,984
NY — Long Island	Sayville Commons	342	9	2005	1,106	18%	94%	96%	1,558	1,538	66,304
NY — Long Island	South Bay Manor	61	50	2000	849	53%	96%	96%	1,631	1,618	8,581
NY — Long Island	Southern Meadows	452	39	2001	845	31%	96%	96%	1,367	1,367	54,619
NY — Long Island	Stratford Greens Associates	359	36	2002	725	40%	97%	96%	1,422	1,428	59,910
NY — Long Island	Westwood Village Apartments	242	41	2002	829	35%	96%	96%	2,289	2,321	43,924
NY — Long Island	Woodmont Village Apartments	97	42	2002	704	31%	97%	96%	1,291	1,282	12,126
NY — Long Island	Yorkshire Village Apartments	40	41	2002	779	38%	98%	97%	1,770	1,751	4,836
PA — Philadelphia	Castle Club Apartments	158	43	2000	878	36%	94%	95%	954	951	16,354
PA — Philadelphia	Chesterfield Apartments	247	37	1997	812	34%	95%	96%	891	905	18,936
PA — Philadelphia	Curren Terrace	318	39	1997	782	39%	94%	94%	846	879	22,111
PA — Philadelphia	Glen Brook Apartments	174	47	1999	707	44%	95%	91%	809	823	11,091
PA — Philadelphia	Glen Manor Apartments	174	34	1997	667	39%	95%	95%	787	802	9,521
PA — Philadelphia	Golf Club Apartments	399	41	2000	857	44%	94%	94%	1,048	1,068	41,386

Communities Wholly Owned by Home Properties

						(2)	(3)	(3)
						2010	2010	2009	2010	2009
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2010
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
PA — Philadelphia	Hill Brook Place Apartments	274	42	1999	699	31%	96%	96%	861	854	19,887
PA — Philadelphia	Home Properties of Bryn Mawr	316	59	2000	822	66%	90%	91%	1,162	1,121	36,917
PA — Philadelphia	Home Properties of Devon	631	47	2000	917	44%	93%	93%	1,084	1,093	72,781
PA — Philadelphia	New Orleans Park	442	39	1997	685	43%	94%	94%	844	862	29,394
PA — Philadelphia	Racquet Club East Apartments	466	39	1998	911	35%	96%	95%	1,027	1,028	38,947
PA — Philadelphia	Racquet Club South	103	41	1999	816	50%	94%	95%	878	890	7,057
PA — Philadelphia	Ridley Brook Apartments	244	48	1999	925	30%	94%	95%	903	917	15,482
PA — Philadelphia	Sherry Lake Apartments	298	45	1998	812	37%	95%	95%	1,150	1,171	30,783
PA — Philadelphia	The Brooke at Peachtree Village	146	24	2005	1,261	25%	96%	97%	1,118	1,108	19,887
PA — Philadelphia	The Landings	384	37	1996	912	39%	96%	96%	963	981	32,144
PA — Philadelphia	Trexler Park Apartments	250	36	2000	921	38%	94%	93%	1,033	1,048	25,267
PA — Philadelphia	Trexler Park West	216	2	2008	1,049	50%	95%	95%	1,239	1,235	25,844
PA — Philadelphia	William Henry Apartments	363	39	2000	938	45%	94%	93%	1,059	1,105	43,566
VA — Suburban DC	Braddock Lee Apartments	255	55	1998	757	26%	98%	97%	1,281	1,273	21,863
VA — Suburban DC	Cider Mill	864	32	2002	834	35%	96%	95%	1,103	1,102	100,012
VA — Suburban DC	Cinnamon Run	511	50	2005	1,006	28%	96%	95%	1,211	1,194	76,152
VA — Suburban DC	East Meadow Apartments	150	39	2000	1,034	34%	98%	98%	1,287	1,282	17,040
VA — Suburban DC	Elmwood Terrace	504	37	2000	946	47%	93%	93%	901	917	33,439
VA — Suburban DC	Falkland Chase Apartments	450	73	2003	759	34%	95%	94%	1,351	1,349	67,740
VA — Suburban DC	Mount Vernon Square	1,387	36	2006	868	38%	95%	95%	1,195	1,196	155,021
VA — Suburban DC	Orleans Village	851	42	2000	1,015	35%	95%	95%	1,315	1,321	101,208
VA — Suburban DC	Park Shirlington Apartments	294	55	1998	858	31%	96%	96%	1,290	1,290	24,845
VA — Suburban DC	Peppertree Farm	879	56	2005	1,051	31%	93%	93%	1,185	1,174	114,671
VA — Suburban DC	Seminary Hill Apartments	296	50	1999	888	38%	97%	97%	1,253	1,249	24,620
VA — Suburban DC	Seminary Towers Apartments	541	46	1999	879	33%	96%	95%	1,296	1,295	47,658
VA — Suburban DC	Tamarron Apartments	132	23	1999	1,075	39%	96%	97%	1,455	1,444	13,712
VA — Suburban DC	The Apartments at Wellington Trace	240	8	2004	1,106	62%	97%	97%	1,270	1,269	31,631
VA — Suburban DC	The Manor Apartments (MD)	435	41	2001	1,004	32%	95%	96%	1,251	1,211	49,842
VA — Suburban DC	The Manor Apartments (VA)	198	36	1999	845	50%	96%	96%	998	1,029	13,173
VA — Suburban DC	The Sycamores	185	32	2002	876	38%	98%	97%	1,312	1,341	24,728
VA — Suburban DC	Virginia Village	344	43	2001	1,010	34%	99%	98%	1,261	1,259	41,029
VA — Suburban DC	West Springfield Terrace	244	32	2002	1,019	40%	97%	97%	1,396	1,413	39,492
VA — Suburban DC	Westchester West	345	38	2008	1,005	36%	93%	92%	1,268	1,278	51,286
VA — Suburban DC	Woodleaf Apartments	228	25	2004	709	36%	94%	94%	1,197	1,181	24,575

	Core Total/Weighted Avg	35,798	39		877	39%	95%	95%	$1,136	$1,138	$3,763,919

Communities Wholly Owned by Home Properties

						(2)	(3)	(3)
						2010	2010	2009	2010	2009
		#	Age		Average	%	Average	Average	Avg Mo	Avg Mo	12/31/2010
		Of	In	Year	Apt Size	Resident	%	%	Rent Rate	Rent Rate	Total Cost
Regional Area		Apts	Years	Acq/Dev	(Sq Ft)	Turnover	Occupancy	Occupancy	per Apt	per Apt	(000)
	2010 Acquisition Communities (4)
IL — Chicago	Lakeview Townhomes	120	14	2010	1,050	56%	91%	n/a	$1,131	n/a	$14,465
MD — Baltimore	Annapolis Roads	282	35	2010	978	52%	91%	n/a	1,177	n/a	32,977
MD — Baltimore	Charleston Place	858	39	2010	816	32%	95%	n/a	1,061	n/a	107,671
MD — Baltimore	Middlebrooke Apartments	208	36	2010	838	41%	91%	n/a	860	n/a	18,237
MD — Baltimore	The Greens at Columbia	168	24	2010	969	34%	96%	n/a	1,293	n/a	26,116
MD — Baltimore	Westbrooke Apartments	110	49	2010	651	43%	91%	n/a	769	n/a	6,678
NY — Long Island	Crescent Club Apartments	257	37	2010	873	18%	94%	n/a	1,221	n/a	31,295
VA — Suburban DC	The Courts at Fair Oaks	364	20	2010	798	34%	94%	n/a	1,371	n/a	73,651
VA — Suburban DC	Village at Potomac Falls	247	11	2010	940	40%	96%	n/a	1,260	n/a	38,446

	2010 Construction Communities
VA — Suburban DC	1200 East West (5)	247	—	2010	821	3%	56%	n/a	1,805	n/a	82,976
VA — Suburban DC	Courts at Huntington Station (6)	202	—	2010	1,038	3%	58%	n/a	2,033	n/a	28,209

	2010 Total/Weighted Avg	3,063	24		872	31%	82%	n/a	$1,273	n/a	$460,721

	Owned Portfolio Total/Weighted Avg	38,861	38		876	38%	95%	95%	$1,139	$1,138	$4,224,640

(1)	“Core Communities” represents the 35,798 apartment units owned consistently throughout 2010 and 2009.

(2)	“Resident Turnover” reflects, on an annual basis, the number of moveouts, divided by the total number of apartment units.

(3)	“Average % Occupancy” is the average physical occupancy for the years ended December 31, 2010 and 2009.

(4)	For communities acquired during 2010, “Average % Occupancy” is the average physical occupancy from the date of acquisition.

(5)	1200 East West construction was completed during 2010 and all apartment units placed into service as of December 31, 2010.

(6)	Courts at Huntington Station was under construction at December 31, 2010. Total cost represents apartment units placed into service as of December 31, 2010.

Property Development
The Company has the ability to develop new market-rate communities. It plans to engage in development activity only in markets in which it is currently doing business in order to add net asset value and supplement future earnings and growth. It expects to develop new apartment communities on raw land and on land adjacent to existing Owned Properties, as well as to increase the density of units at some communities currently owned.
1200 East West Highway in Silver Spring, Maryland, is a 14-story high rise with 247 apartments and 10,600 square feet of retail or nonresidential space that was completed and placed into service in several phases during 2010 at a total cost of $83 million. Initial occupancy commenced in March 2010 and stabilization (greater than 95% physical occupancy) was achieved as of December 2010.
The Courts at Huntington Station, just south of Old Town Alexandria in Fairfax County, Virginia has been under construction since mid-2008 through 2010. It is a podium design, with 421 units, adjacent to the Huntington Metro rail station and consists of four, four-story buildings. Construction on the first phase (202 units) was completed and placed into service during the second quarter of 2010, with initial occupancy occurring in April, 2010. The lease-up period is projected to last eleven months. Construction on the second phase (219 units) has commenced and is scheduled to be complete in the second quarter of 2011, reaching stabilization approximately one year later. Total costs are estimated at $127 million, with $84 million of construction in progress for this development at December 31, 2010.
The Company had two projects in the pre-construction phase during 2010:
•
Cobblestone Square, a 314-unit garden style apartment community development, is located in Fredericksburg, Virginia. Construction for rehabilitation on the existing depot building was started in January, 2011 with construction on the whole site expected in the first quarter of 2011. The total projected cost of the development is $49 million. The pre-construction costs, consisting mostly of land value, were $15 million at December 31, 2010.

•
Ripley Street, a 379-unit high rise development, is located in Silver Spring, Maryland. Construction is expected to start in the second half of 2011, with a total projected cost of $111 million. The pre-construction costs for this project, consisting mostly of land value, were $21 million at December 31, 2010.

The Company had one project in the pre-redevelopment phase during 2010:
•
Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel into approximately 1,100 units. Construction is expected to start at the earliest during late 2012 or early 2013, with a total projected cost of $315 million. As this is a large project, the Company may decide to pursue a joint venture partner. The costs associated with this project were $3 million and are included in other assets at December 31, 2010.

The Company had one project under contract during 2010:
•
The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, is land on which the Company is seeking entitlements to develop a combination donut/podium style project with approximately 385 units. The contract for the land acquisition is $11 million. Construction is expected to begin in the first half of 2012. The pre-acquisition costs, consisting of a $1.0 million deposit and $0.1 million entitlement costs, are included in other assets at December 31, 2010.

Property Management
As of December 31, 2010, the Company did not have any properties under property management contracts. During 2010, the Company purchased Annapolis Roads Apartments, the one property that was subject to a property management contract as of December 31, 2009. The Company may pursue the management of additional properties not owned by the Company, but will only do so when such additional properties can be effectively and efficiently managed in conjunction with other properties owned or managed by Home Properties, or where the Company views the properties as potential acquisitions in desirable markets.

Supplemental Property Information
At December 31, 2010, none of our properties have an individual net book value equal to or greater than 10% of the total assets of the Company or would have accounted for 10% or more of the Company’s aggregate gross revenues for 2010. There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the year ended December 31, 2010.

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

Item 4.	Executive Officers
The following table sets forth, as of February 18, 2011, the nine executive officers of the Company, together with their respective ages, positions and offices.

Name	Age	Position
Edward J. Pettinella	59	President and Chief Executive Officer of Home Properties
David P. Gardner	55	Executive Vice President and Chief Financial Officer of Home Properties
Ann M. McCormick	54	Executive Vice President, General Counsel and Secretary of Home Properties
Lisa M. Critchley	49	Senior Vice President, Human Resources of Home Properties
Scott A. Doyle	49	Senior Vice President, Strategic Property Management of Home Properties
Donald R. Hague	59	Senior Vice President, Development of Home Properties
Robert J. Luken	46	Senior Vice President, Chief Accounting Officer and Treasurer of Home Properties
Bernard J. Quinn	54	Senior Vice President, Property Management Operations of Home Properties
John E. Smith	60	Senior Vice President and Chief Investment Officer of Home Properties
Edward J. Pettinella has served as President and Chief Executive Officer of the Company since January 1, 2004. He is also a Director. He joined the Company in 2001 as an Executive Vice President and Director. From 1997 until February 2001, Mr. Pettinella served as President, Charter One Bank of New York and Executive Vice President of Charter One Financial, Inc. From 1980 through 1997, Mr. Pettinella served in several managerial capacities for Rochester Community Savings Bank, Rochester, NY, including the positions of Chief Operating Officer and Chief Financial Officer. Mr. Pettinella serves on the Board of Directors of Rochester Business Alliance, The Lifetime Healthcare Companies, National Multi Housing Council and Syracuse University School of Business and is a member of the Board of Governors of the National Association of Real Estate Investment Trusts. He is also a member of Urban Land Institute. Mr. Pettinella is a graduate of the State University at Geneseo and holds an MBA Degree in finance from Syracuse University.
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
Lisa M. Critchley has served as Senior Vice President since joining the Company in June 2007. Prior to joining the Company, she was employed by ALSTOM Signaling, Inc. as Director of Human Resources since 2004. She was an Assistant Dean at the William E. Simon School of Business Administration from 1999 until 2004. Mrs. Critchley is a graduate of St. John Fisher College and holds an MBA from the E. Phillip Saunders College of Business of the Rochester Institute of Technology. She also is certified as a Senior Professional in Human Resources (SPHR).
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
Robert J. Luken has served as Senior Vice President since 2004, and as Chief Accounting Officer since January, 2005. He has been the Company’s Treasurer since 2000 and became a Vice President in 1997. He joined the Company in 1996, serving as its Controller. Prior to joining the Company, he was the Controller of Bell Corp. and an Audit Supervisor for PricewaterhouseCoopers LLP. Mr. Luken is a graduate of St. John Fisher College and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester. He is a Certified Public Accountant. He is on the Board of Directors of The Bell Company, LLC.
Bernard J. Quinn has served as Senior Vice President since November of 2009 and Vice President since May of 2000. Prior to joining Home Properties, Mr. Quinn was a Regional Property Manager for Millcreek Realty Co. Home Properties purchased Millcreek’s Philadelphia apartment portfolio in 1997. Mr. Quinn is a graduate of Villanova University.
John E. Smith has served as Chief Investment Officer of the Company since January, 2006, and as Senior Vice President since 2001. From 1998 until 2001, he was a Vice President of the Company. Prior to joining the Company in 1997, Mr. Smith was general manager for Direct Response Marketing, Inc. and Executive Vice President for The Equity Network, Inc. Mr. Smith was Director of Investment Properties at Hunt Commercial Real Estate for 20 years. He has been a Certified Commercial Investment Member (CCIM) since 1982, a New York State Certified Instructor and has taught accredited commercial real estate courses in four states.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders and Dividends
The common stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “HME” since July 28, 1994. The following table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all dividends paid with respect to the common stock.

2010	High	Low	Dividends
First Quarter	$48.64	$43.09	$0.58
Second Quarter	$51.46	$44.03	$0.58
Third Quarter	$53.74	$42.56	$0.58
Fourth Quarter	$56.93	$51.42	$0.58

2009
First Quarter	$41.16	$23.35	$0.67
Second Quarter	$39.95	$29.71	$0.67
Third Quarter	$44.89	$29.86	$0.67
Fourth Quarter	$49.23	$37.55	$0.67
As of February 18, 2011, the Company had approximately 3,369 shareholders of record; 37,977,700 common shares (plus 11,282,882 UPREIT Units convertible into 11,282,882 common shares) were outstanding, and the closing price was $56.06. It is the Company’s policy to pay dividends. The Company has historically paid dividends on a quarterly basis in the months of February or March, May, August and November.
On February 12, 2011, the Board declared a dividend of $0.62 per share for the quarter ended December 31, 2010. The dividend is payable March 4, 2011 to shareholders of record on February 28, 2011.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock during the five year period ended December 31, 2010 to the cumulative return of the NAREIT All Equity REIT Index (“NAREIT Equity”) and the Standard and Poor’s 500 Index (“S&P 500”) for the same period. Management believes that the NAREIT Equity is an appropriate industry index and the S&P 500 is a broad equity market index for purposes of this graph. The total return on the Company’s common stock assumes that dividends were reinvested quarterly at the same price as provided under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. All comparisons are based on a $100 investment on December 31, 2005. Data for the NAREIT Equity and S&P 500 were provided to the Company by NAREIT. Stockholders should note that past performance does not predict future results.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
▲ HME	$100.00	$152.40	$121.30	$116.23	$147.74	$180.04
■ NAREIT Equity	$100.00	$135.06	$113.87	$70.91	$90.76	$116.12
● S&P 500	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
Certain of our filings with the SEC may “incorporate information by reference” future filings, including this Form 10-K. Unless we specifically state otherwise, this Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities
In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase. At December 31, 2010, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.
In addition, participants in the Company’s Stock Benefit Plans can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option. In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company, but does not represent repurchases under the Company Program.
The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended December 31, 2010:

			Maximum
			shares/units
	Total	Average	available under
	shares/units	price per	the Company
Period	purchased (1)	share/unit	Program(2)

Balance October 1, 2010:			2,291,160
October, 2010	—	—	2,291,160
November, 2010	1,803	$55.87	2,291,160
December, 2010	—	—	2,291,160

Balance December 31, 2010:	1,803	$55.87	2,291,160

(1)
During the quarter ended December 31, 2010, and as permitted by the Company’s Stock Benefit Plans, 1,803 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise. These shares were returned to the status of authorized but unissued shares.

(2)	During the quarter ended December 31, 2010, there were no shares (units) repurchased and no Board approved increases under the Company Program.

Item 6.	Selected Financial and Operating Information
The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K (amounts in thousands, except share, per share and unit data).

	2010	2009	2008	2007	2006
Revenues:
Rental income	$473,833	$457,690	$447,877	$430,185	$374,314
Other income (1)	42,746	41,486	41,890	38,438	30,161

Total revenues	516,579	499,176	489,767	468,623	404,475

Expenses:
Operating and maintenance	211,038	207,293	203,571	192,927	168,594
General and administrative	25,138	24,476	25,489	23,412	21,693
Interest	124,126	121,765	118,263	116,476	99,656
Depreciation and amortization	126,668	118,573	110,194	102,521	85,485
Other expenses (2)	2,871	—	—	—	—

Total expenses	489,841	472,107	457,517	435,336	375,428

Income from operations before gain on early extinguishment of debt	26,738	27,069	32,250	33,287	29,047
Gain on early extinguishment of debt	—	—	11,304	—	—

Income from continuing operations	26,738	27,069	43,554	33,287	29,047
Discontinued operations:
Income (loss) from discontinued operations	(407)	(4,305)	(1,909)	7,096	13,804
Gain (loss) on disposition of property	(13)	24,314	51,560	42,126	110,514

Discontinued operations	(420)	20,009	49,651	49,222	124,318

Net income	26,318	47,078	93,205	82,509	153,365
Net income attributable to noncontrolling interest	(6,237)	(12,659)	(27,124)	(22,712)	(43,199)
Preferred dividends	—	—	—	(1,290)	(5,400)
Preferred stock issuance costs write-off	—	—	—	(1,902)	—

Net income attributable to common stockholders	$20,081	$34,419	$66,081	$56,605	$104,766

Basic earnings per share data:
Income from continuing operations	$0.56	$0.60	$0.97	$0.65	$0.51
Discontinued operations	(0.01)	0.44	1.10	1.06	2.69

Net income attributable to common stockholders	$0.55	$1.04	$2.07	$1.71	$3.20

Diluted earnings per share data:
Income from continuing operations	$0.55	$0.60	$0.95	$0.63	$0.50
Discontinued operations	(0.01)	0.44	1.09	1.04	2.64

Net income attributable to common stockholders	$0.54	$1.04	$2.04	$1.67	$3.14

Cash dividends declared per common share	$2.32	$2.68	$2.65	$2.61	$2.57

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,377,730	$3,915,979	$3,872,390	$3,680,155	$3,451,762
Total assets	3,634,703	3,268,034	3,317,094	3,216,199	3,240,135
Total debt	2,618,932	2,302,281	2,317,500	2,178,305	2,110,820
Cumulative redeemable preferred stock (3)	—	—	—	—	60,000
Common stockholders’ equity	720,893	661,112	650,778	675,683	765,051
Other Data:
Net cash provided by operating activities	$160,019	$149,624	$160,081	$162,558	$162,996
Net cash provided by (used in) investing activities	(334,539)	(47,565)	(80,584)	(87,553)	159,653
Net cash provided by (used in) financing activities	176,493	(99,817)	(79,039)	(187,108)	(209,828)
Funds From Operations — Diluted, as adjusted by the Company (4)	151,134	146,171	157,318	148,617	146,641
Weighted average number of shares/units outstanding:
Shares — Basic	36,682,191	33,040,839	31,991,817	33,130,067	32,697,794
Shares — Diluted	37,169,886	33,172,116	32,332,688	33,794,526	33,337,557
Shares/units — Basic	48,201,751	45,274,376	45,200,405	46,520,695	47,262,678
Shares/units — Diluted	48,689,446	45,405,653	45,541,276	47,185,154	47,902,441
Total communities owned at end of year	116	105	110	123	123
Total apartment units owned at end of year	38,861	35,797	37,130	37,496	36,954

(1)	Other income includes property other income, interest income and other income.

(2)	Other expenses are comprised of acquisition related costs for closed deals that until 2009 were capitalized under authoritative guidance.

(3)	Cumulative redeemable preferred stock was redeemable solely at the option of the Company.

(4)
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

Neither FFO, nor FFO as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Neither FFO, nor FFO as adjusted, represents cash generated from operating activities determined in accordance with GAAP, and neither is a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO, and FFO as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

FFO, and FFO as adjusted, fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO, and FFO as adjusted, should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO, and FFO as adjusted, can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. In addition, FFO as adjusted ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment. The Company also uses these measures to compare its performance to that of its peer group.

(4)	(continued)

The following table sets forth the calculation of FFO, and FFO as adjusted, for the previous five years, beginning with “net income attributable to common stockholders” from the Company’s audited financial statements prepared in accordance with GAAP (in thousands, except per share/unit data):

	2010	2009	2008	2007	2006
Net income attributable to common stockholders	$20,081	$34,419	$66,081	$56,605	$104,766
Real property depreciation and amortization	124,803	118,480	114,260	110,536	99,420
Noncontrolling interest	6,237	12,659	27,124	22,712	43,199
Loss (gain) on disposition of property	13	(24,314)	(51,560)	(42,126)	(110,514)

FFO — Basic and Diluted, as defined by NAREIT	151,134	141,244	155,905	147,727	136,871
Loss from early extinguishment of debt in connection with sale of real estate	—	4,927	1,413	890	9,770

FFO — Basic and Diluted, as adjusted by the Company	$151,134	$146,171	$157,318	$148,617	$146,641

Weighted average common shares/units outstanding(a):
Basic	48,201.8	45,274.4	45,200.4	46,520.7	47,262.7

Diluted	48,689.4	45,405.7	45,541.3	47,185.2	47,902.4

FFO — Diluted, as adjusted by the Company per share/unit	$3.10	$3.22	$3.45	$3.15	$3.06

(a)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.
All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of the Company’s business and results of operations. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the selected financial data included elsewhere in this Form 10-K. This Form 10-K, including the following discussion, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on Page 56. Actual results could differ materially from those projected in such statements as a result of the risk factors described in Item 1A, “Risk Factors,” of this Form 10-K.
The Company is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic markets of the United States. As of December 31, 2010, the Company owned and operated 116 apartment communities with 38,861 apartments.
Executive Summary
The Company operated during 2010 in a recovering economic environment. The Company’s markets and the country as a whole experienced job growth of 0.8%. This followed two years in a row in 2008 and 2009 with job losses for the Company’s markets of 1.2% and 2.1%, respectively. In comparison, the country as a whole had 2.1% and 3.6% job losses for the same periods. For historical reference, from 2004 through 2007, both the Company’s markets and the country as a whole experienced positive job growth; 1.0%, 1.1%, 1.2% and 1.0% for the Company, and 1.7%, 1.5%, 1.7% and 0.9% for the country, respectively. An increase in job growth leads to household formations, which creates an increase in demand for rental housing. In addition, during 2006 and continuing through all of 2010, the rising home mortgage interest rates and subsequent sub-prime lending crisis issues made it more difficult for residents who may have considered purchasing a home. After years of home ownership being the number one reason our residents gave for moving out of our apartment communities, it dropped to number two in 2007, number three in both 2008 and 2009, and number four in 2010. In the three-year period from 2004 to 2006, home purchases represented, on average, over 19% of our move-outs. In 2007 and 2008, we experienced the first significant drop in years, with move out for home purchase declining to 15.5% and 12.0%, respectively. During 2008 and right through 2010, we have seen stabilization of this measurement, with the percentage staying at the same 12.0% level in 2008 and 2009, dropping down slightly to 11.0% in 2010. As there is usually a lag between job loss and its effect on household formation, the decline in jobs in 2008 did not create a measurable decreased demand for our apartments until very late in 2008. This reduced demand put pressure on our ability in 2009 to raise rents and maintain occupancy. With job growth starting in 2010, we experienced slightly negative growth in rental income for the first two quarters, but saw improvement with the third quarter at positive 0.4% and the fourth quarter producing positive 1.5% rental income growth over the 2009 fourth quarter.
During late 2007, the Company started converting to a new property management operating system (“MRI”) that wasn’t fully rolled out until late spring 2008. The Company implemented a Lease Rent Options (“LRO”) program that no longer used concessions to set market rents. Under the new program rents are set to market daily, based on apartment availability, local supply of and demand for units, and pricing. Rent concessions are still used, but sparingly, in specific locations for specific units.
The Company owned 105 communities with 35,798 apartment units throughout 2009 and 2010 where comparable operating results are available for the years presented (the “2010 Core Properties”). Occupancies at the 2010 Core Properties increased slightly, by 40 basis points, from 94.8% to 95.2%. Including bad debt in the calculation to arrive at “economic occupancy”, this metric increased to 93.9% for 2010 from 93.6% in 2009. The level of bad debt was only slightly higher at 133 basis points in 2010 compared to 127 basis points in 2009. For 2011, we are projecting bad debt to be 121 basis points of rent potential.

Executive Summary (continued)
The Company uses a measurement referred to as Available to Rent, or “ATR”. This is a leading indicator of future occupancy rates and refers to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates. As of the end of January, 2011, our ATR was 5.6%, compared to the same time period a year ago when ATR was 5.9%. This suggests that occupancy could improve slightly as we expect to have fewer units available to rent in the near future. For 2011, we are projecting physical occupancy to be 10 basis points greater than 2010.
Total Core Properties rental revenue growth for 2010 was projected to be negative 0.1%, consisting of a decrease of 0.1% in rental rate growth with economic occupancy to remain flat. Actual results were negative 0.2% in rental rate growth and 0.3% increase in economic occupancy, resulting in 0.1% total rental revenue growth, or 20 basis points higher than guidance.
The guidance for 2011 Core Properties (apartment units owned throughout 2010 and 2011, the “2011 Core Properties”) revenue growth is 3.4%. Rental rates are projected to increase 3.4%, including above-average rental increases at certain communities resulting from continued efforts to upgrade the properties. Economic occupancies are expected to improve 0.2% for the year, such that rental revenues are projected to increase 3.6%. Property other income is expected to stay flat year over year, decreasing the 3.6% rental revenue increase to 3.4% total revenue growth. Expenses for 2011 Core Properties are projected to increase 2.4%.
These revenue and expense projections result in 2011 Core Properties NOI growth of 4.0% at the mid-point of 2011 guidance. Markets where the Company expects NOI results above the average include: Florida 5.3%; Washington, D.C. 5.0%: Philadelphia 5.0%; and Baltimore 4.4%. Markets with below average expectations include: Maine 3.8%; Chicago 3.4%; New York City Metro area 3.3%; and Boston -0.2%. Certain historical demographic information for these markets may be found in the tables on Pages 10 and 11 of this report.
Of the two items comprising NOI, revenue and operating expenses, the revenue component is likely to be more volatile. It is difficult to predict how robust the recovery will be, including factors such as job growth and housing demand. A worsening economic environment is not expected. The Company has given FFO guidance for 2011 with a range of $3.30 to $3.46 per share.
The Company has anticipated acquisitions of $275 million in its budget for 2011. The Company is committed to a disciplined approach to acquisitions, but with stabilizing cap rates and a renewed confidence in underwriting significantly NOI growth for the years of 2011 through at least 2013, coupled with stabilization in the credit market, we believe that this is a time to make aggressive acquisitions.
During 2011, the Company will target leverage at approximately 49% of debt-to-total market capitalization (calculated using the stock price to estimate equity value) in order to meet the goals described above. This level is substantially the same as the end of 2010.

Results of Operations (dollars in thousands, except unit and per unit data)
Comparison of year ended December 31, 2010 to year ended December 31, 2009.
The Company owned 105 communities with 35,798 apartment units throughout 2009 and 2010 where comparable operating results are available for the years presented (the “2010 Core Properties”). For the year ended December 31, 2010, the 2010 Core Properties showed an increase in total revenues of 0.3% and a net operating income increase of 1.7% over the 2009 period. Property level operating expenses decreased 1.7%. Average physical occupancy for the 2010 Core Properties was 95.2%, up from 94.8% in 2009, with average monthly rental rates of $1,136 per apartment unit, a decrease of 0.2% over the 2009 period.
A summary of the 2010 Core Properties NOI is as follows:

	2010	2009	$ Change	% Change
Rent	$457,991	$457,555	$436	0.1%
Utility recovery revenue	20,584	19,767	817	4.1%

Rent including recoveries	478,575	477,322	1,253	0.3%
Other income	21,218	20,928	290	1.4%

Total revenue	499,793	498,250	1,543	0.3%
Operating and maintenance	(203,784)	(207,279)	3,495	1.7%

Net operating income	$296,009	$290,971	$5,038	1.7%

Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI. The Company also uses this measure to compare its performance to that of its peer group. For a reconciliation of NOI to income from continuing operations, please refer to Note 12 to Consolidated Financial Statements, under Part IV, Item 15 of this Form 10-K.
During 2010, the Company acquired nine apartment communities with 2,614 units and placed into service another 449 units at two development communities (the “2010 Acquisition Communities”). The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2010.
A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2010	2009	$ Change	% Change
Rent	$473,833	$457,690	$16,143	3.5%
Utility recovery revenue	20,762	19,767	995	5.0%

Rent including recoveries	494,595	477,457	17,138	3.6%
Other income	21,878	20,960	918	4.4%

Total revenue	516,473	498,417	18,056	3.6%
Operating and maintenance	(211,038)	(207,293)	(3,745)	(1.8%)

Net operating income	$305,435	$291,124	$14,311	4.9%

Results of Operations (continued)
During 2010, the Company sold its general partnership interest in one investment where the Company was the managing general partner that had been determined to be a Variable Interest Entity (“VIE”) as defined by authoritative guidance. During 2009, the Company disposed of five properties in three transactions with a total of 1,333 units, which had partial results for 2009 (the “2009 Disposed Communities”). The results of these disposed properties and general partnership interest have been reflected in discontinued operations and are not included in the tables above.
For the year ended December 31, 2010, income from continuing operations decreased by $331 when compared to the year ended December 31, 2009. The decrease was primarily attributable to the following factors: an increase in rental income of $16,143, and an increase in property other income of $1,913. These changes were more than offset by a decrease in other income of $621, a decrease in interest income of $32, an increase in operating and maintenance expense of $3,745, an increase in general and administrative expense of $662, an increase in interest expense of $2,361, an increase in depreciation and amortization of $8,095 and the addition in 2010 of other expenses of $2,871 which represent property acquisition costs. Each of the items are described in more detail below.
Of the $16,143 increase in rental income, $15,707 is attributable to the 2010 Acquisition Communities. The balance, an increase of $436, relates to a 0.1% increase from the 2010 Core Properties as the result of a 0.3% increase in economic occupancy from 93.6% to 93.9% partially offset by a 0.2% decrease in weighted average rental rates from $1,137 to $1,136 per apartment unit. Utility recovery revenue increased by $995, comprised of an increase attributable to the 2010 Acquisition Communities of $178, and an $817 increase to the 2010 Core Properties which is partially driven by a comparable increase in water and sewer expense.
The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased in 2010 by $918. Of this increase, $628 is attributable to the 2010 Acquisition Communities and $290 is attributable to the 2010 Core Properties resulting primarily from increases in renter insurance door fees and pet charges.
Other income, which primarily reflects management and other real estate service fees recognized by the Company, decreased by $621. This is primarily due to a decrease in post closing consultation fees recognized between periods in connection with property dispositions, as the 2009 Disposed Communities resulted in fees recognized in 2009. As there were no 2010 dispositions, there were no post-close consulting fees. In addition, the 2010 Acquisition Communities included one property that was previously subject to a management fee contract for all of 2009 and part of 2010 until acquisition.
Of the $3,745 increase in operating and maintenance expenses, $7,240 is attributable to the 2010 Acquisition Communities. The balance for the 2010 Core Properties, a $3,495 decrease in operating expenses or 1.7%, is primarily a result of decreases in natural gas heating costs, repairs & maintenance, property insurance and electricity. These decreases were partially offset by increases in snow removal costs, personnel expense and water & sewer costs.

Results of Operations (continued)
The breakdown of operating and maintenance costs for the 2010 Core Properties by line item is listed below:

	2010	2009	$ Variance	% Variance
Electricity	$8,184	$8,858	$674	7.6%
Gas	16,529	18,767	2,238	11.9%
Water & sewer	15,623	14,586	(1,037)	(7.1%)
Repairs & maintenance	29,447	30,371	924	3.0%
Personnel expense	47,451	46,436	(1,015)	(2.2%)
Advertising	4,083	4,321	238	5.5%
Legal & professional	1,585	1,602	17	1.1%
Office & telephone	5,737	5,748	11	0.2%
Property insurance	6,736	10,020	3,284	32.8%
Real estate taxes	48,038	47,291	(747)	(1.6%)
Snow	2,271	1,222	(1,049)	(85.8%)
Trash	3,316	3,454	138	4.0%
Property management G&A	14,784	14,603	(181)	(1.2%)

Total	$203,784	$207,279	$3,495	1.7%

Electricity costs were down $674, or 7.6% from a year ago primarily as a result of several energy conservation efforts including a compact fluorescent bulb replacement program that was rolled out in the third quarter of 2009. In addition, suppliers were changed in the Boston and Long Island regions in 2010 resulting in savings, along with receiving one time rebates of $229 in the Baltimore and Washington D.C. regions.
Natural gas heating costs were down $2,238, or 11.9% from a year ago due to a combination of lower commodity rates offset by increased consumption resulting from a slightly colder 2010 than 2009. For 2010, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $9.37 per decatherm, compared to $10.88 per decatherm for the 2009 period, a 13.9% decrease.
As of the middle of February, 2011, the Company has fixed-price contracts covering approximately 99% of its natural gas exposure for the balance of the 2010/2011 heating season. Risk is further diversified by staggering contract term expirations. For the balance of the 2010/2011 heating season, the Company estimates the average price per decatherm will be approximately $6.10, excluding transportation, which has historically approximated $3.00 per decatherm. For the 2011/2012 heating season, the Company has fixed-priced contracts covering approximately 82% of its natural gas exposure for an estimated weighted average cost for fixed and floating rate contracts of $5.70 per decatherm, excluding transportation.
Water & sewer costs were up $1,037, or 7.1%, from a year ago and are attributable to general rate increases being assessed by local municipalities and a 1.7% increase in usage. The water & sewer recovery program enabled the Company to recapture much of these rate and consumption increases from our residents.
Repairs & maintenance expenses were down $924, or 3.0% from a year ago. Insurance claim recoveries were $782 in 2010 compared to $938 in 2009. Without the impact of the insurance recoveries, the recurring repairs & maintenance expenses decreased $1,080, or 3.4%, which reflects cost savings realized through the rebidding of selected service contracts resulting in reduced rates in this more competitive economic environment and the favorable impact of lower resident turnover of 38.6% in 2010 as compared to 40.1% in 2009, which resulted in less spending on apartment turnover costs. The Company has provided guidance for 2011 which anticipates a 5.9% increase in repairs and maintenance.
Personnel expenses increased $1,015, or 2.2%, primarily due to the annual wage increase of 2.4% and higher incentive compensation for property management personnel driven by the strong year over year NOI growth. These increases were partially offset by $566 lower health insurance and worker’s compensation costs in 2010 due to the settlement of a significant number of open worker’s compensation claims during 2010 and the positive impacts of Company initiatives for emphasizing safety in the workplace.

Results of Operations (continued)
Advertising expenses were down $238, or 5.5%, in 2010 and is reflective of the resident marketing program which places less emphasis and spending on print media and more focus on referrals and internet-based methods which have resulted in a 1% increase in traffic in 2010 as compared to 2009.
Property insurance costs decreased by $3,284, or 32.8%, primarily from $2,787 lower property and general liability losses in 2010 as compared to 2009 due in part to the timing of the property aggregate retention funding, which occurred in December 2009 for the 2009/2010 insurance policy year as a result of two major fire losses, plus the favorable impact in 2010 of property level safety and loss prevention measures. In addition, there were favorable impacts realized in both periods as a result of required prior period reserve decreases, which were $1,289 and $253 in 2010 and 2009, respectively. These reserve decreases are a direct result of the Company focus on settling older claims where the number of open claims has dropped 35% and 36% in 2010 and 2009, respectively. The lower number of open claims had a favorable impact on the estimated required reserves in both 2010 and 2009. The 2009 period also realized the benefit of $503 in subrogation counterclaims settled for prior year property and general liability losses.
Real estate taxes were up $747, or 1.6%. A mitigating factor was $912 in refunds received in 2010 from successful tax assessment appeals compared to $1,318 in the 2009 period. Without the impact of refunds, recurring taxes were up $341, or 0.7% which reflects the benefits of successful assessment challenges in 2010.
Snow removal costs were up $1,049, or 85.8%, as most of our Mid-Atlantic region properties suffered from record storms in the first quarter 2010.
Property management general & administrative costs increased $181, or 1.2%, which reflects annual wage increases of 2.4% that were partially offset by staff reductions as a result of efficiencies enabled through key application software investments.
The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2010 Core Properties was 40.8% and 41.6% for 2010 and 2009, respectively. The 0.8% favorable improvement in 2010 is due in part to deliberate cost savings and safety initiatives implemented at the communities, and a decrease in natural gas commodity costs. In general, the Company’s operating expense ratio is higher than that experienced in other parts of the country due to relatively high real estate taxes and heating costs in its markets.
General and administrative expenses (“G&A”) increased in 2010 by $662 or 2.7%, from $24,476 in 2009 to $25,138 in 2010. G&A as a percentage of total revenues (including discontinued operations) was 4.9% for 2010 as compared to 4.8% for 2009. The incentive bonus is up $598, or 29.8%, as compared to 2009, reflecting the Company’s favorable operating performance versus its peers. Stock based compensation expenses were up $507 in 2010 as compared to 2009, primarily due to the impact of employees nearing retirement age vesting over one less year in 2010 as compared to 2009. These increases were partially offset by the 2009 period containing nonrecurring severance costs in the amount of $735.
Interest expense increased by $2,361 in 2010 primarily as a result of interest expense on the new debt of the 2010 Acquisition Communities and higher interest on the line of credit due to a higher average balance outstanding in 2010.
Depreciation and amortization expense increased $8,095 due to the incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $94,135 and $73,171 in 2010 and 2009, respectively, as well as a partial year of depreciation expense for the 2010 Acquisition Communities.
Other expenses of $2,871 are the transaction costs from the 2010 Acquisition Communities that were expensed according to authoritative guidance. These costs, which are primarily transfer taxes and title fees, represent 0.85% of the total purchase price of the 2010 Acquisition Communities. Prior to 2009, the authoritative guidance required these costs to be capitalized as part of the acquisition of properties. There were no costs incurred during 2009 as the company did not acquire any properties.

Results of Operations (continued)
Included in discontinued operations for 2010 are the operating results of the VIE. Included in discontinued operations for 2009 are the operating results of the 2009 Disposed Communities and the VIE. For purposes of the discontinued operations presentation, the Company includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
Included in the $13 loss on disposition of property reported for 2010 are residual items relating to the 2009 Disposed Communities. Included in the $24,314 gain on disposition of property reported for 2009 is the sale of five apartment communities.
Net income decreased $20,760 in 2010 primarily due to there being no gains on disposition of property offset by $3,898 lower loss from discontinued operations in 2010 compared to 2009.
Comparison of year ended December 31, 2009 to year ended December 31, 2008.
The Company owned 102 communities with 34,768 apartment units throughout 2008 and 2009 where comparable operating results are available for the years presented (the “2009 Core Properties”). For the year ended December 31, 2009, the 2009 Core Properties showed a decrease in total revenues of 0.1% and no change in net operating income compared to the 2008 period. Property level operating expenses decreased 0.2%. Average physical occupancy for the 2009 Core Properties decreased from 95.0% to 94.9%, with average monthly rental rates increasing 0.1% to $1,137 per apartment unit.
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

During 2008, the Company acquired and developed a total of 861 apartment units in three communities (the “2008 Acquisition Communities”). The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2009.
A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2009	2008	$ Change	% Change
Rent	$457,690	$447,877	$9,813	2.2%
Utility recovery revenue	19,767	20,147	(380)	(1.9%)

Rent including recoveries	477,457	468,024	9,433	2.0%
Other income	20,960	21,177	(217)	(1.0%)

Total revenue	498,417	489,201	9,216	1.9%
Operating and maintenance	(207,293)	(203,571)	(3,722)	(1.8%)

Net operating income	$291,124	$285,630	$5,494	1.9%

Results of Operations (continued)
During 2010, the Company sold its general partnership interest in the VIE. During 2009, the Company disposed of five properties in three transactions with a total of 1,333 units, which had partial results for 2009 and full year results for 2008 (the “2009 Disposed Communities”). During 2008, the Company disposed of fifteen properties in six transactions with a total of 1,227 units, which had partial results for 2008 (the “2008 Disposed Communities”). The results of these disposed properties and general partnership interest have been reflected in discontinued operations and are not included in the tables above.
For the year ended December 31, 2009, income from continuing operations decreased by $16,485 when compared to the year ended December 31, 2008. The decrease was primarily attributable to the following factors: an increase in rental income of $9,813, an increase in other income of $299, and a decrease in general and administrative expense of $1,013. These changes were more than offset by a decrease in property other income of $597, a decrease in interest income of $106, an increase in operating and maintenance expense of $3,722, an increase in interest expense of $3,502 and an increase in depreciation and amortization of $8,379. In addition, the 2008 results included a nonrecurring gain on early extinguishment of debt of $11,304. Each of the items are described in more detail below.
Of the $9,813 increase in rental income, $9,454 is attributable to the 2008 Acquisition Communities. The balance, an increase of $359, relates to a 0.1% increase from the 2009 Core Properties due primarily to an increase of 0.1% in weighted average rental rates, accompanied by no change in economic occupancy which was 93.7% for both periods. Utility recovery revenue decreased by $380, comprised of an increase attributable to the 2008 Acquisition Communities of $283, offset by a $663 decrease to the Core Properties. The lower utility recovery revenue in 2009 is due primarily to warmer than normal temperatures in 2009 compared to cooler temperatures in the spring of 2008, leading to decreased energy consumption and lower heat billed through to residents.
The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, decreased in 2009 by $217. Of this decrease, $103 is attributable to the 2008 Acquisition Communities, which realized $473 of nonrecurring commercial revenues in 2008; and $114 is attributable to the 2009 Core Properties, which realized $367 in nonrecurring other income in 2008, partially offset by higher laundry and pet fees in the 2009 period.
Interest income decreased $106 due to a lower level of invested excess cash on hand and lower interest rates as compared to the prior year.
Other income, which primarily reflects management and other real estate service fees recognized by the Company, increased by $299. This is primarily due to an increase in post closing consultation fees recognized between periods in connection with property dispositions, as the fourth quarter 2008 dispositions resulted in first quarter 2009 fees, in addition to the first quarter 2009 dispositions resulting in fees recognized in 2009.
Of the $3,722 increase in operating and maintenance expenses, $4,148 is attributable to the 2008 Acquisition Communities. The balance for the 2009 Core Properties, a $426 decrease in operating expenses or 0.2%, is primarily a result of increases in personnel expense, real estate taxes and snow removal costs. These increases were more than offset by reductions in property insurance, gas heating costs and property management G&A.

Results of Operations (continued)
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

Natural gas heating costs were down $934, or 4.8%, from a year ago, due mostly to decreases in natural gas pricing as a direct result of the Company’s natural gas purchasing program. For 2009, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $10.88 per decatherm compared to $11.38 for the 2008 period, a 4.4% decrease. In addition to the savings on the commodity cost we also experienced a slight decrease in consumption during 2009 due to the impact of conservation measures and slightly warmer temperatures.
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
Personnel expenses were up $1,269 or 2.9%, over 2008. Cost increases were partially offset by a $305 decrease in health and workers’ compensation reserves between periods. In 2009, reserves were lowered by $324 as compared to 2008, where we were able to lower these reserves by $19. The change in the reserves between periods reflects the variable nature of health and workers’ compensation claims, the settlement of nearly 25% of the open prior year claims during 2009 and the positive impacts of Company initiatives for emphasizing safety in the workplace which were launched in mid-2009. The balance of the increase in personnel costs after the favorable reserve changes was $1,574, or 3.6%, which includes a 2.6% salary and wage increase between periods.
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

Results of Operations (continued)
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
Property management general & administrative costs decreased $791, or 5.3%, primarily due to staff reductions as a result of efficiencies enabled through key application software investments and lower performance-based compensation.
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
General and administrative expenses (“G&A”) decreased in 2009 by $1,013 or 4.0%, from $25,489 in 2008 to $24,476 in 2009. G&A as a percentage of total revenues (including discontinued operations) were 4.8% for 2009 as compared to 5.0% for 2008. The incentive bonus is down $2,015, or 50.1%, as compared to 2008, which reflects the decrease in the Company’s operating performance as compared to the prior year. Stock based compensation expenses were up $1,296 in 2009 as compared to 2008, due in part to the change in estimated forfeitures from the 2004 grant year and the impact of the prescribed accounting rule changes in vesting period determination for retirement eligibility that took effect in 2006. In addition, the Company recorded $582 in nonrecurring severance costs in the 2009 period. A decrease of $130, or 11.1%, was realized in the external costs incurred for auditing, tax and consultation expense.
Interest expense increased by $3,502 in 2009 primarily as a result of interest expense on the new debt of the 2008 Acquisition Communities, partially offset by lower interest on the Senior Notes as a result of the $60,000 principal amount extinguishment in the fourth quarter 2008.
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

Results of Operations (continued)
Included in discontinued operations for 2009 are the operating results of the VIE and the 2009 Disposed Communities. Included in discontinued operations for 2008 are the operating results of the VIE and the 2009 and 2008 Disposed Communities. For purposes of the discontinued operations presentation, the Company includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
Included in the $24,314 gain on disposition of property reported for 2009 is the sale of five apartment communities. Included in the $51,560 gain on disposition of property reported for 2008 is the sale of fifteen apartment communities.
Net income decreased $46,127 in 2009 primarily due to there being no gain on early extinguishment of debt, a decrease in gain on disposition of property of $27,246 and $2,396 higher losses from discontinued operations in 2009 compared to 2008.
Liquidity and Capital Resources
General
The Company’s principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisition and development of additional properties and debt repayments, including any exchangeable senior notes that may be put to the Company. The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.
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
In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at December 31, 2010 (no change from initial rating) is a corporate credit rating of “BBB” (Triple-B).
For 2011, plans include increasing the level of the value of unencumbered properties to over 22% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly more than the level at December 31, 2010 and issuing the shares authorized under the ATM program at levels above NAV.
Cash Flow Summary
The Company’s net cash flow from operating activities was $160 million in 2010 compared to $150 million in 2009. The $10 million increase was primarily a result of $14 million higher NOI in 2010 partially offset by $5 million higher funding of escrows included in cash held in escrows primarily attributable to the 2010 Acquisition Communities.
Cash used in investing activities was $335 million during 2010 compared to $48 million in 2009. The $287 million increase in investing between periods is primarily due to the $186 million used for acquisition communities in 2010 as compared to no acquisitions in 2009. The 2009 period received the benefit of $106 million proceeds from the sale of properties, while the 2010 period realized no property sales. Cash outflows for capital improvements were $98 million in 2010 compared to $79 million in 2009. The investments in both periods reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases, with the 2010 increase reflective of the demand in the market for upgraded apartments. Cash outflows for additions to construction in progress were $46 million in 2010 as compared to $74 million in 2009. The lower spending on development in 2010 reflects the completion of one major project during 2010 compared to the active construction of two communities in 2009.

Liquidity and Capital Resources (continued)
Net cash provided by financing activities totaled $176 million in 2010. Cash flows from the sale of common stock under the ATM offering of $108 million, net proceeds from mortgage financing of $172 million, proceeds from stock option exercises of $11 million and net borrowing under our line of credit of $3 million were partially offset by distributions paid to stockholders and UPREIT Unitholders of $112 million and payments of $6 million for mortgage borrowing costs.
Net cash used in financing activities totaled $100 million for 2009, primarily as a result of the sale of common stock under the ATM offering of $39 million, net proceeds from mortgage financing of $2 million and proceeds from stock option exercises of $5 million being more than offset by distributions paid to stockholders and UPREIT Unitholders of $122 million, net payments under our line of credit of $17 million and payments of $7 million for mortgage borrowing costs.
Line of Credit
As of December 31, 2010, the Company had a $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was set to expire August 31, 2011, with a one-year extension, at the Company’s option. The Company had $56.5 million outstanding under the credit facility on December 31, 2010. The line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available. At December 31, 2010, the Company had outstanding letters of credit of $4.5 million. As of December 31, 2010, the amount available on the credit facility was $114 million. Borrowings under the line of credit bore interest at rates that ranged from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.26% at December 31, 2010, resulting in an effective rate of 4.50% for the Company.
On February 10, 2011, the Company amended and extended the $175 million unsecured line of credit agreement. The amended line of credit agreement expires August 31, 2012, and has a one-year extension, at the Company’s option. Borrowings under the amended line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR rate, increasing at higher levels of indebtedness, without a LIBOR floor. The one-month LIBOR was 0.31% at February 10, 2011, resulting in an effective rate of 2.61% for the Company.
Exchangeable Senior Notes
In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125% (“Senior Notes”), which generated net proceeds of $195.8 million. The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of the Series F Preferred Shares and property acquisitions. During the fourth quarter of 2008, the Company repurchased $60 million of the Senior Notes for $45.4 million. The exchange terms and conditions are more fully described under “Contractual Obligations and Other Commitments” below.
The Company anticipates that it will have to finance some of the $140 million senior convertible debt that has a put option in November 2011. The Company will finance any puts with proceeds from the line of credit, additional secured or unsecured financings and/or proceeds from the sale of stock under the ATM program.
Indebtedness
As of December 31, 2010, the weighted average interest rate on the Company’s total indebtedness of $2.6 billion was 5.16% with staggered maturities averaging approximately seven years. Approximately 90% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Liquidity and Capital Resources (continued)
Unencumbered Assets
The Company increased the percentage of unencumbered assets of the total property pool from 20% at the end of 2009, to 22% as of December 31, 2010. Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement and/or allows the Company to place secured financing on unencumbered assets if desired.
UPREIT Units
The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property.
Universal Shelf Registration
On April 4, 2007, the Company filed a Form S-3 universal shelf registration statement with the SEC that registered the issuance, from time to time, of common stock, preferred stock or debt securities. Under that registration statement, the Company could offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, was filed with the SEC. Sales of common stock under the Company’s ATM offering from December 2009 to March 3, 2010 as described below were made under this registration statement.
The April 2007 shelf registration statement was set to expire in April 2010. As a result, the Company filed a new Form S-3 shelf registration statement with the SEC on March 3, 2010 having substantially the same provisions and purposes as the April 2007 registration statement. Sales of common stock under the Company’s ATM on or after March 3, 2010 described below were made under this registration statement.
At-the-Market Equity Offering Program
On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it was authorized to sell up to 3.7 million shares of common stock (not to exceed $150 million of gross proceeds), from time to time in ATM offerings or negotiated transactions. From December 2009 through completion of the offering in May 2010, the Company issued 3.2 million shares of common stock at an average price per share of $47.19, for aggregate gross proceeds of $150.0 million and aggregate net proceeds of $147.0 million after deducting commissions and other transaction costs of approximately $3.0 million.
On September 17, 2010, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the December 2009 program, through which it is authorized to sell up to 3.6 million shares of common stock, from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program since inception through December 31, 2010. If shares are issued, the Company intends to use the net proceeds from the offering for general corporate purposes, which may include the repayment of debt, working capital, capital expenditures, acquisitions, development and redevelopment of apartment communities.

Liquidity and Capital Resources (continued)
Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)
The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company currently meets share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company’s behalf or new stock issuances. Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”). During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares. At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market. In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during 2009 or 2010.
Stock Repurchase Program
In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2009 and 2010. The remaining authorization level as of December 31, 2010 is 2,291,160 shares. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties. At the present time, the Company has no intention of buying any stock back during the remainder of 2011.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including industry practice and its own past history in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates which may impact comparability of the Company’s financial position and results of operations to those of companies in similar businesses.
The Company’s significant accounting policies are described in Notes 2 and 3 to Consolidated Financial Statements. These policies were followed in preparing the Consolidated Financial Statements for the year ended December 31, 2010 and are consistent with the year ended December 31, 2009.
The Company has identified the following significant accounting policies as critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.
Acquisition of Investments in Real Estate
The Company accounts for its acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which requires the assets and liabilities acquired to be recognized using fair value. Typical assets and liabilities acquired include land, building, and personal property and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values. In making estimates of fair value for purposes of the initial accounting of the purchased real estate, the Company utilizes a number of sources, including our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.
Cost Capitalization
The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and/or construction of major capital and/or rehabilitation projects. These costs are reflected on the balance sheet as an increase to depreciable property.
For development properties, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. Costs directly related to the development of properties are capitalized. The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all their time on development activities. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and capitalization must end involves a degree of judgment. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a development property as substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, we end capitalization on the portion of a property that is considered substantially complete, and we capitalize only those costs associated with the portion under construction. These costs are reflected on the balance sheet as construction in progress.

Critical Accounting Policies (continued)
Depreciation of Investments in Real Estate
The Company depreciates the building component of its investment in real estate over a 40-year estimated useful life, building improvements over a 3-year to 20-year estimated useful life and the furniture, fixtures and equipment over a 5-year to 10-year estimated useful life, all of which are judgmental determinations. These assessments have a direct impact on the Company’s net income.
Impairment of Long-Lived Assets
Management reviews its long-lived assets used in operations for impairment when, in accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets, there is an event or change in circumstances that indicates an impairment in value. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability to hold and its intent with regard to each asset. Future events could occur which could cause the Company to conclude that impairment indicators exist and an impairment charge is warranted.
Variable Interest Entities (dollars in thousands, except unit data)
During the fourth quarter of 2010, the Company sold its general partnership interest in its one variable interest entity (“VIE”). Previously, the VIE was consolidated in accordance with authoritative guidance for consolidation of VIE’s (“ASC 810-10”). The consideration for the sale included the assumption of the existing $15,762 non-recourse loan. The sale was recorded in the fourth quarter, generating other income of $669, which is included in income from discontinued operations, and is the difference between the consideration received and the carrying value of the net assets and liabilities less sale related expenses. The effect of the VIE on the December 31, 2009 Consolidated Balance Sheets includes total assets of $11,436, total liabilities of $17,060 and partners’ deficit of $5,624. The VIE is included in discontinued operations within the Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008.
During 2008, the Company determined to pursue a strategy to sell its general partner interest in the VIE as a result of continued deterioration in property performance and the surrounding market in general. In addition, the limited partner of the VIE agreed to allow the Company to pursue an exit strategy. The Company had the property under contract for sale with significant outstanding contingencies that needed to be resolved, including limited partner approval and a pending refinancing, before the property could be sold. The decision to pursue a plan to exit the property lead to a re-evaluation of the holding period cash flows and resulting fair market value of the VIE’s assets under the authoritative guidance for impairment of long-lived assets (“ASC 360-10”). Under the authoritative guidance, the Company estimated the undiscounted cash flows for the holding period along with a residual sales value. The undiscounted cash flows of the assets did not equal or exceed the assets net book value, which is indicative of an impairment of the asset. In order to determine the amount of the impairment, the Company calculated the fair value of the assets by using a weighted combination of a direct capitalization approach and a comparable sales approach, as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. The data used to determine the fair market value included historical industry data for estimated capitalization rates, historical and budgeted NOI for the VIE, and recent comparable sales in the market in which the property is located. This resulted in an impairment charge of $4,000 (including $394 of goodwill), which is included in discontinued operations as the impairment of assets held as general partner for the year ended December 31, 2008.

Acquisitions and Development
Acquisitions
In 2010, the Company acquired nine communities with 2,614 units for a combined purchase price of $339.1 million, for an average of $130,000 per unit. In connection with these acquisitions, closing costs of $2.9 million were incurred and are included in other expenses. The weighted average expected first year cap rate of the 2010 Acquisition Communities was 6.1%.
Development
At the close of 2009, the Company had two projects under construction: 1200 East West Highway located in Silver Spring, Maryland, a 14-story high rise with 247 apartment units; and, the Courts at Huntington Station, located in Alexandria, Virginia, consisting of four four-story buildings with 421 apartment units.
During the fourth quarter of 2010, construction activities on 1200 East West Highway were substantially completed, the property reached stabilization (physical occupancy of 95% or higher). During 2010, the 247 apartment units were placed into service in several phases. The total cost for this community was $83 million.
At the end of 2010, construction of 202 units in first phase of the Courts at Huntington Station was complete and available to rent, with 145 units occupied. The lease-up period is projected to last through mid-2011. Construction on the second phase, consisting of 219 units, has commenced and is scheduled to be completed in the second quarter of 2011, reaching stabilization approximately one year later. Upon completion, the total cost for this community is expected to be $127 million.
The Company also has two projects in pre-construction development: Cobblestone Square located in Fredericksburg, Virginia, consisting of 314 apartment units; and Ripley Street located in Silver Spring, Maryland, an 18-story high rise development with 379 apartment units. Both projects are on entitled land that the Company purchased from other developers and both are in the final stages of the design process.
Contractual Obligations and Other Commitments
The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable. The Company’s line of credit matures in August 2012 (not including a one-year extension, at the option of the Company), and had $56.5 million in loans and letters of credit totaling $4.5 million, outstanding at December 31, 2010. The $2.4 billion in mortgage notes payable have varying maturities ranging from two months to twenty-three years. The principal and interest payments on the mortgage notes payable for the years subsequent to December 31, 2010, are set forth in the table below as “Long-term debt — principal” and “Long-term debt - interest”.
In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%. During 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes and $140 million remain outstanding at December 31, 2010. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share. The adjusted exchange price at December 31, 2010 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company for five years from their issue date, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

Contractual Obligations and Other Commitments (continued)
The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties. The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance. The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes. These leases are set forth in the table below as “Operating leases.”
Purchase obligations represent those costs that the Company is contractually obligated to pay in the future. The significant components of this caption are costs for capital improvements at the Company’s properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising. The purchase obligations include amounts tied to contracts, some of which expire in 2011. It is the Company’s intention to renew these normal operating contracts, however, there has been no attempt to estimate the length or future costs of these contracts.
Tabular Disclosure of Contractual Obligations:

	Payments Due by Period (in thousands)
Contractual Obligations(4)	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt-principal	$2,424,214	$80,681	$156,621	$225,119	$128,115	$276,598	$1,557,080
Long-term debt-interest	739,143	123,591	114,355	105,950	95,351	86,323	213,573
Senior Notes (1) (2)	140,000	140,000	—	—	—	—	—
Line of credit (1) (3)	56,500	—	56,500	—	—	—	—
Operating leases	9,339	1,787	1,737	1,511	1,498	1,518	1,288
Purchase obligations	4,210	4,193	11	6	—	—	—

Total (4)	$3,373,406	$350,252	$329,224	$332,586	$224,964	$364,439	$1,771,941

(1)	Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Notes 7 and 8 to Consolidated Financial Statements.

(2)	The payment in 2011 corresponds to the earliest possible date at which note holders could require the Company to repurchase the Senior Notes.

(3)	The payment in 2012 reflects the amendment of the line of credit agreement as described in Note 18 to Consolidated Financial Statements.

(4)
The contractual obligations and other commitments in the table are set forth as required by Item 303(a)(5) of Regulation S-K promulgated by the SEC in January of 2003 and are not prepared in accordance with generally-accepted accounting principles.

The Company, through its general partnership interest in an affordable property limited partnership, has a secondary guarantee through 2015 on certain low income housing tax credits to limited partners in this partnership totaling approximately $3 million. With respect to the guarantee of the low income housing tax credits, the new unrelated general partner assumed operating deficit guarantee and primary tax credit guarantee positions, as more fully described in Notes 4 and 14 to Consolidated Financial Statements. The Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantee.

Capital Improvements (dollars in thousands, except unit and per unit data)
For 2010, the Company estimates that the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment will remain unchanged at $800 per apartment unit.
The Company’s policy is to capitalize costs related to the construction, development, rehabilitation and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include appliances, carpeting and flooring, HVAC equipment, kitchen and bath cabinets, new roofs, site improvements and various exterior building improvements. Non-recurring, revenue generating capital improvements include, among other items, community centers, new windows, and kitchen and bath apartment upgrades. Revenue generating capital improvements will directly result in rental earnings or expense savings. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.
The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment. Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

				Maintenance
			Capitalized	Expense	Total
	Capitalized		Expenditure	Cost per	Cost per
	Cost per	Useful	Per Unit	Unit	Unit
Category	Unit	Life(1)	Per Year(2)	Per Year(3)	Per Year

Appliances	$1,436	9	$160	$13	$173
Blinds, shades	135	3	45	7	52
Carpets, cleaning	770	4	193	180	373
Computers, equipment, misc.(4)	120	6	20	18	38
Contract repairs	—	—	—	147	147
Exterior painting (5)	84	3	28	—	28
Flooring	250	9	28	—	28
Furnace, air (HVAC)	824	24	34	105	139
Hot water heater	260	7	37	—	37
Interior painting	—	—	—	205	205
Kitchen, bath cabinets upgrade	1,200	15	80	—	80
Landscaping site	—	—	—	131	131
New roof	800	24	33	—	33
Parking lot site	540	15	36	—	36
Pool, exercise facility	119	15	8	54	62
Windows major	1,505	20	75	—	75
Miscellaneous (6)	385	17	23	—	23

Total	$8,428		$800	$860	$1,660

(1)	Estimated weighted average actual physical useful life of the expenditure capitalized.

(2)	This amount is not necessarily incurred each and every year. Some years will be higher, or lower depending on the timing of certain longer life expenditures.

(3)
These expenses are included in the Operating and Maintenance line item of the Consolidated Statement of Operations. Maintenance labor costs are not included in the $860 per unit estimate. All personnel costs for site supervision, leasing agents, and maintenance staff are combined and disclosed in the Company’s Core Properties expense detail schedule.

(4)	Includes computers, office equipment, furniture, and maintenance vehicles.

(5)
The level of exterior painting may be lower than other similar titled presentations as the Company’s portfolio has a significant amount of brick exteriors. In addition, the other exposed surfaces are most often covered in aluminum or vinyl.

(6)	Includes items such as balconies, siding, and concrete sidewalks.

Capital Improvements (continued)
The breakdown of costs above reflects the Company’s unique strategies to improve every property every year regardless of age, and to purchase older properties and rehabilitate and reposition them to enhance internal rates of return. These strategies result in higher costs of capital expenditures and maintenance costs which permit the Company to realize higher revenue growth, higher net operating income growth and a higher rate of property appreciation.
The Company estimates that on an annual basis approximately $800 per unit was spent on recurring capital expenditures in 2010 and 2009. The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

	For the year ended December 31,
	2010						2009
	Recurring	(a)	Non-recurring	(a)	Total Capital	(a)	Total Capital	(a)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
New buildings	$—	$—	$288	$8	$288	$8	$723	$20
Major bldg improvements	4,634	126	10,857	295	15,491	421	14,401	402
Roof replacements	1,214	33	1,879	51	3,093	84	2,765	77
Site improvements	1,618	44	9,026	245	10,644	289	5,541	155
Apartment upgrades	5,346	145	27,192	739	32,538	884	23,451	655
Appliances	5,135	140	—	—	5,135	140	4,515	126
Carpeting/flooring	8,128	221	2,976	81	11,104	302	10,690	299
HVAC/mechanicals	2,611	71	13,452	366	16,063	437	9,215	257
Miscellaneous	736	20	1,811	49	2,547	69	1,870	52

Totals	$29,422	$800	$67,481	$1,834	$96,903	$2,634	$73,171	$2,043

(a)
Calculated using the weighted average number of units owned, including 35,798 core units and 2010 acquisition units of 979 for the year ended December 31, 2010 and 35,798 core units for the year ended December 31, 2009.

The schedule below summarizes the breakdown of total capital improvements between core and non-core:

	For the year ended December 31,
	2010						2009
	Recurring	(b)	Non-recurring	(b)	Total Capital	(b)	Total Capital	(b)
	Cap Ex	Per Unit	Cap Ex	Per Unit	Improvements	Per Unit	Improvements	Per Unit
Core Communities	$28,638	$800	$65,497	$1,830	$94,135	$2,630	$73,171	$2,043
2010 Acquisition Communities	784	800	1,984	2,027	2,768	2,827	—	—

Subtotal	29,422	800	67,481	1,834	96,903	2,634	73,171	2,043
2009 Disposed Communities	—	—	—	—	—	—	634	1,177
Corporate office (1)	—	—	—	—	3,168	—	1,959	—

Totals	$29,422	$800	$67,481	$1,834	$100,071	$2,634	$75,764	$2,031

(1)
No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)
Calculated using the weighted average number of units owned, including 35,798 core units and 2010 acquisition units of 979 for the year ended December 31, 2010; and 35,798 core units and 2009 disposed units of 539 for the year ended December 31, 2009.

Environmental Issues
Phase I environmental site assessments have been completed on substantially all of the Owned Properties. As of December 31, 2010, there were no recorded amounts resulting from environmental liabilities as there were no known contingencies with respect thereto. Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.
During the past few years, there has been media attention given to the subject of mold in residential communities. We have responded to this attention by providing our community management with an Operation and Maintenance Plan for the Control of Moisture (“O&M Plan”). The O&M Plan, designed to analyze and manage all exposures to mold, has been implemented at all of our Company’s communities. There have been only limited cases of mold identified to management due to the application and practice of the O&M Plan. No condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to mold.
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
In the fourth quarter of 2007, throughout 2008, 2009 and continuing into 2010, the sub-prime issue put significant pressure on the mortgage lending industry. This led to problems in the financial system which developed into the worst recession since the Great Depression. The credit markets tightened, consumer confidence plunged and unemployment soared. The Company has continued to receive favorable financing at market rates of interest. Its average physical occupancy at 95.0% in 2008, 94.9% in 2009 and 95.2% in 2010 was the highest it has been since 2000 and financial performance continued strong. However, a recessionary economy and increasing job losses typically slow household formations which could affect occupancy and decrease the Company’s ability to raise rents. In light of this, we will continue to review our business strategy throughout the year.
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

Forward-Looking Statements
This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. Some examples of forward-looking statements include statements related to acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations. Although management believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that expectations will be achieved. Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact should be considered to be forward-looking statements. Some of the words used to identify forward-looking statements include “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and similar expressions. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk exposure is interest rate risk. At December 31, 2010 and December 31, 2009, approximately 90% and 89%, respectively, of the Company’s debt bore interest at fixed rates. At December 31, 2010 and 2009, approximately 84% and 83%, respectively, of the Company’s debt was secured and bore interest at fixed rates. The secured fixed rate debt had weighted average maturities of approximately 6.52 and 5.35 years and a weighted average interest rate of approximately 5.36% and 5.86% at December 31, 2010 and 2009, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of approximately 7.05 and 7.75 years and a weighted average interest rate of 3.00% and 2.92%, for 2010 and 2009, respectively. The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition with the intention to refinance at a later date. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.
At December 31, 2010 and December 31, 2009, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.48 billion and $2.15 billion, respectively, compared to its carrying amount of $2.42 billion and $2.11 billion, respectively. The Company estimates that a 100 basis point increase in market interest rates at December 31, 2010 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.36 billion and would result in $2.1 million higher interest expense on the variable rate secured debt on an annualized basis. At December 31, 2010 and December 31, 2009, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.68 billion and $2.34 billion, respectively, compared to its carrying amount of $2.62 billion and $2.30 billion.
The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units. As of December 31, 2010, the Company had no other material exposure to market risk.
Additional disclosure about market risk is incorporated herein by reference to the discussion under the heading “Results of Operations” in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data are listed under Item 15(a) and filed as part of this report on the pages indicated.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the officers who certify the Company’s financial reports and to the other members of senior management and the Board.
The principal executive officer and principal financial officer evaluated, as of December 31, 2010, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. In addition, management has not identified any material weaknesses in the Company’s internal controls.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except for information pertaining to the executive officers of the Company, the information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 3, 2011. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.
See Item 4 in Part I hereof for information regarding executive officers of the Company.

Item 11.	Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 3, 2011. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 3, 2011. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 3, 2011. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

Item 14.	Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 3, 2011, under “Report of the Audit Committee” and “Principal Accounting Fees and Services.” The proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

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
HOME PROPERTIES, INC.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Home Properties, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP Boston, Massachusetts
February 25, 2011

HOME PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009
(Dollars in thousands, except share and per share data)

	2010	2009
ASSETS
Real estate:
Land	$589,359	$508,087
Construction in progress	119,992	184,617
Buildings, improvements and equipment	3,668,379	3,223,275

	4,377,730	3,915,979
Less: accumulated depreciation	(841,801)	(733,142)

Real estate, net	3,535,929	3,182,837
Cash and cash equivalents	10,782	8,809
Cash in escrows	34,070	27,278
Accounts receivable	12,540	14,137
Prepaid expenses	17,662	16,783
Deferred charges	15,079	13,931
Other assets	8,641	4,259

Total assets	$3,634,703	$3,268,034

LIABILITIES AND EQUITY
Mortgage notes payable	$2,424,214	$2,112,645
Exchangeable senior notes	138,218	136,136
Line of credit	56,500	53,500
Accounts payable	20,935	19,695
Accrued interest payable	11,389	10,661
Accrued expenses and other liabilities	28,730	27,989
Security deposits	19,583	19,334

Total liabilities	2,699,569	2,379,960

Commitments and contingencies
Equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 37,949,229 and 34,655,428 shares issued and outstanding at December 31, 2010 and 2009, respectively	379	347
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,047,325	922,078
Distributions in excess of accumulated earnings	(326,811)	(261,313)

Total common stockholders’ equity	720,893	661,112
Noncontrolling interest	214,241	226,962

Total equity	935,134	888,074

Total liabilities and equity	$3,634,703	$3,268,034

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, except share and per share data)

	2010	2009	2008
Revenues:
Rental income	$473,833	$457,690	$447,877
Property other income	42,640	40,727	41,324
Interest income	27	59	165
Other income	79	700	401

Total revenues	516,579	499,176	489,767

Expenses:
Operating and maintenance	211,038	207,293	203,571
General and administrative	25,138	24,476	25,489
Interest	124,126	121,765	118,263
Depreciation and amortization	126,668	118,573	110,194
Other expenses	2,871	—	—

Total expenses	489,841	472,107	457,517

Income from operations before gain on early extinguishment of debt	26,738	27,069	32,250
Gain on early extinguishment of debt	—	—	11,304

Income from continuing operations	26,738	27,069	43,554

Discontinued operations:
Income (loss) from discontinued operations	(407)	(4,305)	(1,909)
Gain (loss) on disposition of property	(13)	24,314	51,560

Discontinued operations	(420)	20,009	49,651

Net income	26,318	47,078	93,205
Net income attributable to noncontrolling interest	(6,237)	(12,659)	(27,124)

Net income attributable to common stockholders	$20,081	$34,419	$66,081

Basic earnings per share data:
Income from continuing operations	$0.56	$0.60	$0.97
Discontinued operations	(0.01)	0.44	1.10

Net income attributable to common stockholders	$0.55	$1.04	$2.07

Diluted earnings per share data:
Income from continuing operations	$0.55	$0.60	$0.95
Discontinued operations	(0.01)	0.44	1.09

Net income attributable to common stockholders	$0.54	$1.04	$2.04

Weighted average number of shares outstanding:
Basic	36,682,191	33,040,839	31,991,817

Diluted	37,169,886	33,172,116	32,332,688

Dividends declared per share	$2.32	$2.68	$2.65

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, except share and per share data)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Totals
Balance, December 31, 2007	32,600,614	$326	$863,046	$(187,689)	$282,199	$957,882
Comprehensive income:
Net income	—	—	—	66,081	27,124	93,205
Issuance of common stock, net	357,963	3	10,834	—	—	10,837
Stock-based compensation	12,751	—	5,990	—	—	5,990
Repurchase of common stock	(1,165,783)	(11)	(53,919)	—	—	(53,930)
Redemption of convertible debt	—	—	88	(88)	—	0
Conversion of UPREIT Units for common stock	625,759	6	30,222	—	(12,435)	17,793
Adjustment of noncontrolling interest	—	—	1,154	—	(1,154)	0
Dividends and distributions paid	—	—	—	(85,265)	(34,980)	(120,245)

Balance, December 31, 2008	32,431,304	$324	$857,415	$(206,961)	$260,754	$911,532
Comprehensive income:
Net income	—	—	—	34,419	12,659	47,078
Issuance of common stock, net	1,228,070	12	46,636	—	—	46,648
Stock-based compensation	6,746	—	7,291	—	—	7,291
Repurchase of common stock	(97,304)	—	(2,935)	—	—	(2,935)
Conversion of UPREIT Units for common stock	1,086,612	11	21,321	—	(21,332)	0
Adjustment of noncontrolling interest	—	—	(7,650)	—	7,650	0
Dividends and distributions paid	—	—	—	(88,771)	(32,769)	(121,540)

Balance, December 31, 2009	34,655,428	$347	$922,078	$(261,313)	$226,962	888,074
Comprehensive income:
Net income	—	—	—	20,081	6,237	26,318
Issuance of common stock, net	2,827,856	28	123,728	—	—	123,756
Stock-based compensation	6,206	—	7,647	—	—	7,647
Repurchase of common stock	(68,265)	(1)	(3,273)	—	—	(3,274)
Conversion of UPREIT Units for common stock	528,004	5	10,229	—	(10,234)	0
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(13,084)	—	13,084	0
Dividends and distributions paid	—	—	—	(85,579)	(26,653)	(112,232)

Balance, December 31, 2010	37,949,229	$379	$1,047,325	$(326,811)	$214,241	$935,134

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$26,318	$47,078	$93,205

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,215	123,148	115,560
Amortization of senior note debt discount	2,082	1,967	2,519
Impairment of assets held as general partner	—	—	4,000
Loss (gain) on disposition of property	13	(24,314)	(51,560)
Gain on early extinguishment of debt	—	—	(11,304)
Stock-based compensation	7,647	7,291	5,990
Carrying amount of assets and liabilities disposed in connection with sale of general partnership interest	(1,728)	—	—
Changes in assets and liabilities:
Cash in escrows, net	(4,087)	1,359	2,086
Other assets	(2,823)	(372)	(6,307)
Accounts payable and accrued liabilities	382	(6,533)	5,892

Total adjustments	133,701	102,546	66,876

Net cash provided by operating activities	160,019	149,624	160,081

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed and UPREIT Units issued	(186,284)	—	(34,866)
Purchase of land for development	—	—	(28,320)
Additions to properties	(97,590)	(79,292)	(107,430)
Additions to construction in progress	(45,981)	(73,627)	(33,019)
Proceeds from (payments for) sale of properties, net	(13)	105,930	121,975
Purchase of notes receivable	(1,433)	—	—
Withdrawals from (additions to) cash held in escrow, net	(3,238)	(576)	1,076

Net cash used in investing activities	(334,539)	(47,565)	(80,584)

Cash flows from financing activities:
Payments for early extinguishment of exchangeable senior notes	—	—	(45,360)
Proceeds from sale of common stock, net	123,756	46,648	10,837
Repurchase of common stock	(3,274)	(2,935)	(53,930)
Proceeds from mortgage notes payable	628,154	266,483	242,862
Payments of mortgage notes payable	(456,192)	(264,248)	(178,621)
Proceeds from line of credit	449,000	481,500	490,500
Payments on line of credit	(446,000)	(499,000)	(422,000)
Payments of deferred loan costs, net	(6,324)	(6,592)	(3,021)
Additions to cash escrows, net	(395)	(133)	(61)
Dividends and distributions paid	(112,232)	(121,540)	(120,245)

Net cash provided by (used in) financing activities	176,493	(99,817)	(79,039)

Net increase in cash and cash equivalents	1,973	2,242	458
Cash and cash equivalents:
Beginning of year	8,809	6,567	6,109

End of year	$10,782	$8,809	$6,567

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
1 ORGANIZATION AND BASIS OF PRESENTATION
Organization
Home Properties, Inc. (the “Company”) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic regions of the United States. The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of December 31, 2010, the Company owned and operated 116 apartment communities with 38,861 apartments.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its ownership of 77.1% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at December 31, 2010 (74.7% at December 31, 2009). The remaining 22.9% is included as noncontrolling interest in these consolidated financial statements at December 31, 2010 (25.3% at December 31, 2009). The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.
The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (“HPRS” or the “Management Company”). The Management Company is a wholly owned subsidiary of the Company. All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Real Estate
Real estate is recorded at cost. Costs related to the development, construction and improvement of properties are capitalized. Recurring capital replacements typically include carpeting and tile, appliances, HVAC equipment, new roofs, site improvements and various exterior building improvements. Non-recurring upgrades include, among other items, community centers, new windows, kitchens and bathrooms. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Ordinary repairs and maintenance that do not extend the life of the asset are expensed as incurred. When retired or otherwise disposed of, the related asset cost and accumulated depreciation are cleared from the respective accounts and the net difference, less any amount realized from disposition, is reflected in income.
The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and/or construction of major capital and/or rehabilitation projects. Interest costs for major capital projects and properties under rehabilitation are capitalized during the construction period. These costs are reflected on the balance sheet as an increase to depreciable property.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
For development properties, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. Costs directly related to the development of properties are capitalized. The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend all their time on development activities. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and capitalization must end involves a degree of judgment. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a development property as substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, we end capitalization on the portion of a property that is considered substantially complete, and we capitalize only those costs associated with the portion under construction. These costs are reflected on the balance sheet as construction in progress.
The interest rate used for capitalization is the weighted average interest rate for all Company indebtedness, including amortization of debt issuance costs. In connection with development properties, major capital projects and rehabilitation projects, there was $9,384, $8,900 and $5,472 of interest capitalized in 2010, 2009 and 2008, respectively, and payroll and associated costs capitalized were $3,007, $2,896 and $3,537 for the years ended December 31, 2010, 2009 and 2008, respectively.
Management reviews its long-lived assets used in operations for impairment when, in accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets (“ASC 360-10”), there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.
The Company accounts for its acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement (“ASC 805-10”), which requires the assets and liabilities acquired to be recognized using fair value. Typical assets and liabilities acquired include land, building, and personal property and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of resident relationships, based in each case on their fair values. Additionally, acquisition related costs are expensed in the periods in which the costs are incurred and the services are received. The Company considers acquisitions of operating real estate assets to be businesses as that term is defined in the authoritative guidance.
The Company determines the fair value of the tangible assets of an acquired property (which includes the land, building, and personal property) by valuing the property as if it were vacant. The as-if-vacant value is assigned to land, buildings, and personal property based on management’s determination of the relative fair values of these assets.
Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are included in other assets and are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are included in accrued expenses and other liabilities and are amortized as an increase to rental income over the initial term of the respective leases.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The fair value of in-place leases is based upon the Company’s evaluation of the specific characteristics of the leases. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on the property acquired.
The fair value of resident relationships is based on management’s evaluation of the specific characteristics of the residential leases and the Company’s resident retention history.
The in-place leases and resident relationships are amortized and included in depreciation and amortization expense over the initial term of the respective leases.
Exchange of UPREIT Units for shares
In accordance with the revised authoritative guidance for noncontrolling interests (“ASC 810-10”), which was adopted on January 1, 2009, with respect to the exchanges of noncontrolling interests for shares, exchanges of UPREIT Units for shares of the Company’s common stock are recorded under the historical cost method with UPREIT Units acquired reflected at their book value (“exchange value”). The exchange value of UPREIT Units is allocated to common stock and additional paid in capital.
In 2008 and prior periods, exchanges of UPREIT Units for shares of the Company’s common stock were recorded under the purchase method with UPREIT Units acquired reflected at the fair market value of the Company’s common stock on the date of exchange (“market value”). The exchange value of UPREIT Units was allocated to common stock and additional paid in capital, with the difference between the market value and exchange value (“basis step-up”) allocated to the underlying real estate assets based on their estimated fair values.
There were 528,004, 1,086,612 and 625,759 shares of UPREIT Units exchanged for common stock, during 2010, 2009 and 2008, respectively. The Company made adjustments within equity in the amount of $10,234, $21,332 and $12,435, during 2010, 2009 and 2008, respectively, to record the exchange value of the transactions, and an adjustment to real estate assets in the amount of $17,793 to record the basis step-up of the conversions during 2008.
Costs Incurred for Stock Issuances
Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid in capital.
Discontinued Operations
The Company reports its property dispositions as discontinued operations as prescribed by the authoritative guidance. Pursuant to the definition of a component of an entity in the authoritative guidance for discontinued operations (“ASC 205-20”), assuming no significant continuing involvement by the former owner after the sale, the sale of an apartment community is considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date. For purposes of the discontinued operations presentation, the Company includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Depreciation
The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income.
Assets are depreciated using a straight-line method over the following estimated useful lives:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years
Depreciation expense charged to operations was $125,634, $117,694 and $109,298 from continuing operations and $832, $2,346 and $6,513 from discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and highly liquid investments purchased with original maturities of three months or less. The Company estimates that the fair value of cash equivalents approximates the carrying value due to the relatively short maturity of these instruments. The majority of the Company’s cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit of $250. The Company has not experienced any losses to date on its invested cash.
Cash in Escrows
Cash in escrows consists of cash restricted under the terms of various loan agreements to be used for the payment of property taxes and insurance as well as required replacement reserves, resident security deposits for residential properties and occasionally funds held in escrow from tax-free exchanges.
Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities. We evaluate the collectability of accounts receivable from residents and establish an allowance for accounts greater than 60 days past due for current residents and all receivables due from former residents, after the application of security deposits. The allowance for doubtful resident receivables was $3,134 and $2,993 as of December 31, 2010 and 2009, respectively.
Deferred Charges
Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statement of operations, with remaining terms ranging from 2 to 16 years. Unamortized financing costs are written off when the financing agreement is retired before the maturity date. Accumulated amortization was $10,788 and $11,703, as of December 31, 2010 and 2009, respectively.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Intangible Assets
Intangible assets of $10,093 and $8,982 at December 31, 2010 and 2009, respectively, included in Other Assets, consist solely of intangible assets recorded in connection with the authoritative guidance for the acquisition of real estate assets (“ASC 805-10”). These intangible assets are amortized on the straight-line basis over their estimated useful lives of 6 months to 3 years. Accumulated amortization of intangible assets was $8,680 and $8,526 as of December 31, 2010 and 2009, respectively. Amortization expense charged to operations was $1,034, $878 and $897 from continuing operations and $7, $10 and $13 from discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2008, the Company wrote off the goodwill associated with its variable interest entity (“VIE”) of $394 which is included in impairment of assets held as general partner in discontinued operations.
Insurance Reserves
The Company has self insured retentions and aggregates up to certain limits for general liability and property claims. The Company relies on third-party actuaries in the development of reserve requirements. Reserves are currently funded for the estimated cost of claims incurred, both reported and unreported.
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements (“ASC 820-10”), when valuing its financial instruments for disclosure purposes. The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company determined the fair value of its mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by ASC 820-10). In determining the market interest yield curve, the Company considered its BBB credit rating. The Company based the fair value of its exchangeable senior notes using quoted prices (a level 1 input, as defined by ASC 820-10).
At December 31, 2010 and 2009, the fair value of the Company’s total debt, including the exchangeable senior notes and line of credit, amounted to a liability of $2,678,524 and $2,337,866, respectively, compared to its carrying amount of $2,618,932 and $2,302,281.
Revenue Recognition
The Company leases its residential apartment units under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. In accordance with the authoritative guidance for business combinations (“ASC 805-10”), the Company recognizes rental revenue of acquired in-place “above and below” market leases at their fair value over the weighted average remaining lease term. Property other income, which consists primarily of income from operation of laundry facilities, utility recovery, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned (when the services are provided, or when the resident incurs the charge).
Property management fees are recognized when earned based on a contractual percentage of net monthly cash collected on rental income.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Other Income
Other income for the years ended December 31, 2010, 2009 and 2008 is primarily comprised of management and other real estate service fees.
Other Expenses
Other expenses for the year ended December 31, 2010 are the transaction costs from the apartment communities acquired during 2010 that were expensed according to authoritative guidance for business combinations (“ASC 805-10”). These costs, which are primarily transfer taxes and title fees, represent 0.85% of the total purchase price of the apartment communities acquired during 2010. Prior to 2009, the authoritative guidance required these costs to be capitalized as part of the acquisition of properties. There were no costs incurred during 2009 as the company did not acquire any properties.
Gains on Real Estate Sales
Gains on disposition of properties are recognized using the full accrual method in accordance with the authoritative guidance (“ASC 360-20”), provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.
Advertising
Advertising expenses are charged to operations during the year in which they are incurred. Advertising expenses incurred and charged to operations were $4,604, $4,321 and $4,414 from continuing operations, and $2, $116 and $341 from discontinued operations, for the years ended December 31, 2010, 2009 and 2008, respectively.
Federal Income Taxes
The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2010, 2009 and 2008, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital (see Note 9).
The Company adopted the provisions of the authoritative guidance for accounting for uncertainty in income taxes (“ASC 740-10”) on January 1, 2007, which addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return. As a result of the adoption of the authoritative guidance, the Company reviewed its potential uncertain tax positions and made no adjustments to its existing financial and tax accounting treatment. ASC 740-10 also requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $478,591 and $501,616 at December 31, 2010 and 2009, respectively.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following table reconciles net income to taxable income for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net income	$26,318	$47,078	$93,205
Deduct: Net income attributable to noncontrolling interest	(6,237)	(12,659)	(27,124)
Add back: Net loss of taxable REIT Subsidiaries included in net income	54	38	52
Add back: Net loss of taxable VIE, including impairment of real property	821	1,244	3,897

Net income from REIT operations	20,956	35,701	70,030
Add: Book depreciation and amortization	96,153	87,424	81,835
Less: Tax depreciation and amortization	(96,158)	(86,594)	(82,562)
Book/tax difference on gains/losses from capital transactions	(86)	(3,131)	(6,176)
Book/tax difference on carrying value of mortgages	(322)	(2,095)	(4,291)
Book/tax difference on equity compensation	(1,770)	2,057	(2,295)
Book/tax difference on amortization of debt discount	1,586	1,438	1,757
Book/tax difference on property acquisition costs	2,188	—	—
Book/tax difference on gain on early extinguishment of debt	—	—	1,828
Other book/tax differences, net	1,609	(1,042)	54

Adjusted taxable income subject to 90% REIT dividend requirement	$24,156	$33,758	$60,180

The Company made actual distributions in excess of 100% of taxable income before capital gains. All adjustments to net income from REIT operations are net of amounts attributable to noncontrolling interest and the taxable REIT subsidiary, HPRS.
Included in total assets on the Consolidated Balance Sheets are deferred tax assets of $12,750 and $10,195 as of December 31, 2010 and 2009, respectively. The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003. In 2010, an additional deferred tax asset of $2,555 resulted from the sale of a variable interest entity, as more fully described in Note 4. Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $12,750 and $10,195 for the years ended December 31, 2010 and 2009, respectively. The deferred tax assets are associated with HPRS who performs certain of the residential and development activities of the Company. HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests. As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.
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
3 RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
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
4 VARIABLE INTEREST ENTITIES
On October 13, 2010, the Company sold its general partnership interest in its one remaining variable interest entity (“VIE”). Previously, the VIE was consolidated in accordance with authoritative guidance for consolidation of VIE’s (“ASC 810-10”). The consideration for the sale included the assumption of the existing $15,762 non-recourse loan. The sale was recorded in the fourth quarter, generating other income of $669, which is included in income from discontinued operations, and is the difference between the consideration received of $50 and the carrying value of the net assets and liabilities of $1,728, less sale related expenses of $1,109, which included payments to the limited partners of $800. Per authoritative guidance, held for sale treatment is not applied until all contingencies under the contract have been mitigated. Due to the nature of this transaction and the limited number of buyers able to complete the sale, significant financing contingencies existed which prevented the close of the sale until these contingencies were successfully mitigated. These contingencies were successfully mitigated on October 13, 2010. Giving consideration to the facts and circumstances, the Company classified the results of the VIE as discontinued operations upon the closing of the sale transaction and did not apply held for sale treatment in prior periods.
Through October 12, 2010, the Company was the general partner in the VIE which was initially syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company managed the day-to-day operations of the partnership for a management fee. In addition, the Company had an operating deficit guarantee and a $3,000 tax credit guarantee to the limited partners of that partnership. The Company was responsible for funding operating deficits to the extent there were any and could receive operating incentive awards if cash flows reached certain levels. As a result of the sale, the Company’s operating deficit guarantee ended and the tax credit guarantee was reduced to a $3,000 secondary guarantee, with the new general partner assuming the operating guarantee and primary tax credit guarantee positions. The Company consolidated the VIE in accordance with the authoritative guidance and the effect on the Consolidated Balance Sheets of consolidating this VIE as of December 31, 2009 included total assets of $11,436, total liabilities of $17,060 and partners’ deficit of $5,624. The VIE is included in discontinued operations within the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008.
During 2008, the Company determined to pursue a strategy to sell its general partner interest in the VIE as a result of continued deterioration in property performance and the surrounding market in general. In addition, the limited partner of the VIE agreed to allow the Company to pursue an exit strategy. This decision to pursue a plan to exit the property lead to a re-evaluation of the holding period cash flows and resulting fair market value of the VIE’s assets under the authoritative guidance for impairment of long-lived assets (“ASC 360-10”). Under the authoritative guidance, the Company estimated the undiscounted cash flows for the hold period along with a residual sales value. The undiscounted cash flows of the assets did not equal or exceed the assets net book value, which is indicative of an impairment of the asset. In order to determine the amount of the impairment, the Company calculated the fair value of the assets by using a weighted combination of a direct capitalization approach and a comparable sales approach, as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. The data used to determine the fair market value included historical industry data for estimated capitalization rates, historical and budgeted net operating income for the VIE, and recent comparable sales in the market in which the property is located. This resulted in an impairment charge of $4,000 (including $394 of goodwill), which is included in discontinued operations as the impairment of assets held as general partner for the year ended December 31, 2008. As discussed above, held for sale treatment was not applied due to the facts and circumstances leading up to the sale on October 13, 2010.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
5 ACQUISITIONS AND DEVELOPMENT
Property Acquisitions
For the years ended December 31, 2010, 2009 and 2008, the Company acquired the communities listed below:

						Cost of
		Date	Year	Number	Cost of	Acquisition
Apartment Community	Market Area	Acquired	Constructed	of Units	Acquisition	Per Unit
Saddle Brooke Apartments	Baltimore	10/29/2008	1973	468	$51,459	$110
Westchester West Apartments	Suburban D.C.	12/30/2008	1972	345	48,969	142
Middlebrooke Apartments	Baltimore	4/1/2010	1974-1977	208	17,350	83
Westbrooke Apartments	Baltimore	4/1/2010	1961-1970	110	6,350	58
Annapolis Roads Apartments (1)	Baltimore	6/17/2010	1974-1979	282	32,500	115
The Greens at Columbia	Baltimore	7/29/2010	1986-1987	168	25,600	152
Village at Potomac Falls	Suburban D.C.	8/5/2010	1999	247	38,500	156
Charleston Place	Baltimore	9/30/2010	1971-1983	858	103,000	120
The Courts at Fair Oaks	Suburban D.C.	9/30/2010	1990	364	70,100	193
Crescent Club Apartments	Long Island	9/30/2010	1973	257	31,250	122
Lakeview Townhomes	Chicago	10/18/2010	1996	120	14,475	121

(1)	Property fee-managed by the Company prior to acquisition.
The following unaudited pro forma information was prepared as if the 2010 transactions related to the acquisition of apartment communities occurred as of January 1, 2009. The pro forma financial information is based upon the historical consolidated financial statements and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2009, nor does it purport to represent the results of operations for future periods. Adjustments to the pro forma financial information for the year ended December 31, 2010 and 2009 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2009 to the acquisition date as appropriate.

	2010	2009
Pro forma total revenues	$538,659	$533,190
Pro forma net income attributable to common stockholders	21,521	36,145
Pro forma earnings per common share:
Basic	0.59	1.09
Diluted	0.58	1.09
Included in the consolidated statements of income for the year ended December 31, 2010 are total revenues of $12,831 and net income attributable to common shareholders of $2,018 since the respective date of acquisition through December 31, 2010 for the 2010 acquired apartment communities.
All of the 2010 acquired apartment communities were recorded at fair value which approximated actual purchase price. None of the 2010 acquisitions were subject to bargain purchase options or resulted in goodwill being recorded.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
5 ACQUISITIONS AND DEVELOPMENT (continued)
Development
During 2007, the Company started construction on a project in Silver Spring, Maryland (1200 East West Highway), a 14-story high rise with 247 apartment units and 10,600 square feet of retail space. During 2010, the Company completed construction and placed into service all 247 apartment units. The total cost for this community was $82,976 for an overall average cost per apartment unit of $329.
During 2008, the Company started construction on a project located in Alexandria, Virginia, consisting of four, four-story buildings with 421 units (the Courts at Huntington Station). As of December 31, 2010, two buildings with 202 units were completed and there were 145 units rented and occupied. Construction on the second phase (two buildings with 219 units) has commenced and construction is scheduled to be completed in 2011. The construction in progress for this development was $83,640 as of December 31, 2010.
The Company also has two projects in pre-construction development: Cobblestone Square, a development located in Fredericksburg, Virginia, consisting of 314 apartment units; and Ripley Street located in Silver Spring, Maryland, an 18-story high rise development with 379 apartment units. Both projects are on entitled land that the Company purchased from other developers and both are in the final stages of the design process. The construction in progress for these developments, consisting mostly of land value, was $36,352 as of December 31, 2010.
The Company had one project in the pre-redevelopment phase during 2010. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel into approximately 1,100 units. Construction is expected to start at the earliest during late 2012 or early 2013, with a total projected cost of $315,000. The costs associated with this project were $3,139 and are included in other assets as of December 31, 2010.
Acquisition of Notes Receivable
On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction. Both notes are in default. One of the notes, purchased for $1,015, is secured by land and buildings, and is operated as a strip center adjacent to one of the Company’s apartment communities. The other note, purchased for $418 is secured by vacant land. The notes were purchased at face value including accrued interest and late fees. The Company notified the existing tenants at the strip center that it exercised its rights to receive rents under the terms of the mortgage agreements. Rents in the amount of approximately $20 per month will be used to pay taxes and public utilities and to relieve indebtedness secured by the mortgage. In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of our investment in the notes receivable. Interest income, if any, will be recognized on the cost recovery method. As of December 31, 2010, there was no impairment recognized and no interest income recorded. Notes receivable of $1,433 are included in other assets on the Consolidated Balance Sheet as of December 31, 2010.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
6 MORTGAGE NOTES PAYABLE
The Company’s mortgage notes payable are summarized as follows:

	2010	2009
Fixed rate mortgage notes payable	$2,207,495	$1,908,172
Variable rate mortgage notes payable	216,719	204,473

Mortgage notes payable	$2,424,214	$2,112,645

For 2010 and 2009, mortgage notes payable are collateralized by certain apartment communities. The mortgage notes payable outstanding as of December 31, 2010 mature at various dates from 2011 through 2034, with a weighted average remaining term of six and one-half years. The weighted average interest rate of the Company’s fixed rate notes was 5.36% and 5.86% at December 31, 2010 and 2009, respectively. The weighted average interest rate of the Company’s variable rate notes was 3.00% and 2.92% at December 31, 2010 and 2009, respectively.
Principal payments on the mortgage notes payable for years subsequent to December 31, 2010 are as follows:

2011	$80,681
2012	156,621
2013	225,119
2014	128,115
2015	276,598
Thereafter	1,557,080

$2,424,214

Prepayment penalties of $190, $5,610 and $4,746 were incurred for the years ended December 31, 2010, 2009 and 2008, respectively. For 2009 and 2008, prepayment penalties of $4,717 and $1,266, respectively, were incurred in connection with the sale of property and are included in discontinued operations. For 2010, 2009 and 2008, prepayment penalties of $190, $893 and $3,480, respectively, were incurred in connection with the repayment of mortgages and are included in interest expense.
Deferred financing costs of $340, $285 and $164 were written off for the years ended December 31, 2010, 2009 and 2008, respectively. For 2010, deferred financing costs written off of $216 were incurred in connection with the deconsolidation of the VIE and are included in discontinued operations. For 2009 and 2008, deferred financing costs written off of $210 and $147, respectively, were incurred in connection with the sale of property and are included in discontinued operations. For 2010, 2009 and 2008, deferred financing costs written off of $124, $75 and $17, respectively, were incurred in connection with the repayment of mortgages and are included in interest expense.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
7 EXCHANGEABLE SENIOR NOTES
In October 2006, the Company issued $200,000 of exchangeable senior notes under an Indenture Agreement (the “Indenture”), with a coupon rate of 4.125% (“Senior Notes”). In the fourth quarter of 2008, the Company repurchased $60,000 principal amount of the Senior Notes, leaving $140,000 outstanding. The Senior Notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share. The adjusted exchange price at December 31, 2010 and 2009 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company for five years, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date. The notes are structurally subordinated to the secured indebtedness of the Company. The Company is not subject to any financial covenants under the Indenture. In addition, the Indenture does not restrict the ability to pay distributions, incur debt or issue or repurchase securities.
The following table provides additional information about the Senior Notes as of December 31, 2010 and 2009:

	2010	2009
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(1,782)	(3,864)

Carrying amount of liability component	$138,218	$136,136

Carrying amount of equity component	$13,950	$13,950

The following table provides additional information about the Senior Notes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Coupon interest	$5,775	$5,775	$7,902
Issuance cost amortization	547	547	742
Discount amortization	2,082	1,968	2,519

Total interest expense	$8,404	$8,290	$11,163

Effective interest rate	5.75%	5.75%	5.75%

Conversion price per share, as adjusted	$72.87	$72.87	$73.11

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
8 LINE OF CREDIT
As of December 31, 2010, the Company had a $175,000 unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was set to expire August 31, 2011, not including a one-year extension, at the Company’s option. The credit facility succeeds the $140,000 credit facility that matured on September 1, 2009. The Company had $56,500 outstanding under the credit facility on December 31, 2010. Borrowings under the line of credit bear interest at rates ranging from 2.50% to 3.25% over the one-month LIBOR rate, increasing at higher levels of outstanding indebtedness, with a LIBOR floor of 1.50%. The one-month LIBOR was 0.26% at December 31, 2010 resulting in an effective rate of 4.50% for the Company.
The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements. The Company was in compliance with these financial covenants for the year ended December 31, 2010.
The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At December 31, 2010, the Company had outstanding letters of credit of $4,461 and the amount available on the credit facility was $114,039.
As more fully described in Note 18, the line of credit was amended and extended on February 10, 2011.
9 STOCKHOLDERS’ EQUITY
Common Stock
In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares/units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target price or a specific timetable for repurchase. At December 31, 2007 the Company had authorization to repurchase 1,362,748 shares of common stock and UPREIT Units under the Company Program. On May 1, 2008, the Board of Directors approved a 2,000,000-share increase in the stock repurchase program. During 2008, the Company repurchased 1,071,588 additional shares at a cost of $49,998. There were no share repurchases in 2010 or 2009. The Company has authorization to repurchase 2,291,160 shares/units as of December 31, 2010.
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

On September 17, 2010, the Company registered another ATM equity offering program through which it is authorized to sell up to 3.6 million shares of common stock, from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program since inception through December 31, 2010.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
9 STOCKHOLDERS’ EQUITY (continued)
Dividend Reinvestment Plan
The Company has a Dividend Reinvestment Plan (the “DRIP”). The DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment without prior Company approval is currently $10. There is no discount offered on the investment. The Company meets share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company’s behalf or new share issuance.
Dividends
Stockholders are taxed on dividends and must report such dividends as either ordinary income, capital gains, or as return of capital. The Company has declared a $2.32 distribution per common share (CUSIP 437306103) during its most recent fiscal year. Pursuant to Internal Revenue Code Section 857(b)(3)(C), for the years ended December 31, 2010, 2009 and 2008, the Company designated the taxable composition of the following cash distributions to holders of common shares in the amounts set forth in the tables below:

				Distribution Type
				Ordinary			Long-Term	Unrecaptured
Declaration	Record	Payable	Distributions	Taxable	Qualified	Return of	Capital	Sec. 1250
Dates	Dates	Dates	Per Share	Dividend	Dividend	Capital	Gain	Gain
2/13/2010	3/1/2010	3/5/2010	$0.58	53.7293%	0.0000%	46.2707%	0.0000%	0.0000%
5/4/2010	5/17/2010	5/27/2010	$0.58	53.7293%	0.0000%	46.2707%	0.0000%	0.0000%
8/4/2010	8/16/2010	8/26/2010	$0.58	53.7293%	0.0000%	46.2707%	0.0000%	0.0000%
10/26/2010	11/12/2010	11/23/2010	$0.58	53.7293%	0.0000%	46.2707%	0.0000%	0.0000%

		TOTALS	$2.32	53.7293%	0.0000%	46.2707%	0.0000%	0.0000%

The taxable composition of cash distributions for each common share for 2009 and 2008 is as follows:

		Distribution Type
		Ordinary			Long-Term	Unrecaptured
	Distributions	Taxable	Qualified	Return of	Capital	Sec. 1250
Year	Per Share	Dividend	Dividend	Capital	Gain	Gain
2009	$2.68	39.44%	0.00%	44.02%	2.75%	13.79%
2008	$2.65	51.12%	0.00%	12.68%	22.51%	13.69%
Total Shares/Units Outstanding
At December 31, 2010, 37,949,229 common shares, and 11,305,282 UPREIT Units were outstanding for a total of 49,254,511 common share equivalents.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
9 STOCKHOLDERS’ EQUITY (continued)
Earnings Per Share
Basic earnings per share (“EPS”) is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any Senior Notes. The exchange of an UPREIT Unit for a share of common stock will have no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership. Income from continuing operations and discontinued operations is the same for both the basic and diluted calculation.
The reconciliation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, is as follows:

	2010	2009	2008
Numerator:
Income from continuing operations	$26,738	$27,069	$43,554
Less: Income from continuing operations attributable to noncontrolling interest	(6,344)	(7,312)	(12,698)

Income from continuing operations attributable to common stockholders	$20,394	$19,757	$30,856

Discontinued operations	$(420)	$20,009	$49,651
Less: Discontinued operations attributable to noncontrolling interest	107	(5,347)	(14,426)

Discontinued operations attributable to common stockholders	$(313)	$14,662	$35,225

Denominator:
Basic weighted average number of common shares outstanding	36,682,191	33,040,839	31,991,817
Effect of dilutive stock options	419,380	100,519	325,473
Effect of phantom and restricted shares	68,315	30,758	15,398

Diluted weighted average number of common shares outstanding	37,169,886	33,172,116	32,332,688

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.56	$0.60	$0.97
Discontinued operations	(0.01)	0.44	1.10

Net income attributable to common stockholders	$0.55	$1.04	$2.07

Diluted earnings per share:
Income from continuing operations	$0.55	$0.60	$0.95
Discontinued operations	(0.01)	0.44	1.09

Net income attributable to common stockholders	$0.54	$1.04	$2.04

Unexercised stock options to purchase 1,702,783, 2,828,018 and 1,462,713 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the years ended December 31, 2010, 2009 and 2008, respectively. In conjunction with the issuance of the Senior Notes, there were 331,257, 331,257 and 337,653 potential shares issuable under certain circumstances, none of which are considered dilutive as of December 31, 2010, 2009 and 2008, respectively.

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
The Company’s 1994 Stock Benefit Plan (the “1994 Plan”) was adopted by the Company at the time of its initial public offering. On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the “2000 Plan”). On May 6, 2003, the Company adopted the 2003 Stock Benefit Plan and on May 6, 2005, the shareholders approved the Amended and Restated 2003 Stock Benefit Plan (the “2003 Plan”). On May 1, 2008, the Company adopted the 2008 Stock Benefit Plan (the “2008 Plan”), as a successor to the 2003 Plan. Participants in each of the above referenced plans (the “Stock Plans”) include officers, non-employee Directors, and key employees of the Company. The Stock Plans allow for the award of options, stock appreciation rights and restricted stock. No stock appreciation rights have been awarded. No additional awards will be issued under the 1994 Plan, 2000 Plan, and the 2003 Plan.
The 2008 Plan limits the number of shares issuable under the plan to 2,450,000. Stock options awarded reduce the number of shares available for awards by one share for every one share granted. Awards of restricted stock reduce the number of shares available for award by one share for every one share awarded, up to 250,000; beyond that, restricted stock reduces the number of shares available for award by 3.5 shares for every one share awarded. As of December 31, 2010, in accordance with the 2008 Plan, awards of 59,945 shares which have been forfeited or cancelled have been returned to the Plan and are available for future grants. Director awards for 2008 were limited to a number of options and shares of restricted stock equal to a value of $26,000 and $55,000, respectively. During 2009 and 2010, the number of options and shares of restricted stock issued to each non-employee Director were subject to a provision that they not exceed 6,000 options and 2,000 shares.
Awards granted to employees and non-employee Directors under the various plans are as follows:

	Employee Awards			Non-Employee Director Awards			Available
	Stock	Restricted		Stock	Restricted		for Future
	Options	Stock	Total	Options	Stock	Total	Grant of
Name of Plan	Granted	Granted	Granted	Granted	Granted	Granted	Awards
1994 Plan	1,542,381	—	1,542,381	153,654	—	153,654	—
2000 Plan	2,101,220	350,702	2,451,922	163,760	2,700	166,460	—
2003 Plan	2,737,142	96,822	2,833,964	217,723	28,935	246,658	—
2008 Plan	1,354,837	290,131	1,644,968	134,146	36,313	170,459	503,408
Options granted under the Stock Plans vest 20% for each year of service until 100% vested on the fifth anniversary, except that options issued to certain officers (276,000) and all of the options issued to non-employee Directors under the 1994 Plan and 2000 Plan vested immediately upon grant. The exercise price per share for stock options issued under all of the Stock Plans may not be less than 100% of the closing price of a share of common stock on the date the stock option is granted. Options granted to non-employee Directors under the 1994 Plan and the 2000 Plan expired after five years from the date of grant. All other options expire after ten years from the date of grant. Restricted stock awards granted to Directors vest 100% on the fifth anniversary of the date of grant. All of the 108,252, 114,078 and 67,801 restricted stock awards granted to employees during 2010, 2009 and 2008 vest 25% on each anniversary of the date of grant for a period of four years. The Company has a policy of issuing new shares upon the exercise of stock options and upon the vesting of restricted stock.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
10 STOCK BENEFIT PLAN (continued)
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
The following weighted average assumptions are used for the years ended December 31, 2010, 2009 and 2008:

Assumption	2010	2009	2008

Expected dividend yield	5.87%	6.93%	5.48%
Expected volatility	19.31%	31.33%	20.97%
Expected lives of the employee options	5.7 Years	5.7 Years	5.7 Years
Expected lives of the director options	6.7 Years	4.9 Years	4.6 Years
Risk free interest rate	2.75%	2.46%	3.35%
Fair value of granted options, per share	$4.16	$4.75	$5.85
The expected dividend yield was based on the historical dividend growth rates and the historical annual dividends. The expected volatility was based on the historical volatility of the Company’s common stock. The weighted average expected option lives, for both employee and director options, with a lifetime of ten years, was based on the Company’s historical data for prior period stock option exercise and cancellation activity. The risk free interest rates for the expected life of the options were based on the implied U.S. Treasury yield curve.
A summary of stock option activity for the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Number of Options	Per Option	Term in Years	Value
Options outstanding at December 31, 2009	3,222,450	$43.64

Granted	400,944	49.35
Exercised	(378,038)	37.27
Cancelled	(76,251)	49.52

Options outstanding at December 31, 2010	3,169,105	$44.98	6.1	$33,307

Options exercisable at December 31, 2010	1,778,092	$44.37	4.7	$19,772

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
10 STOCK BENEFIT PLAN (continued)
A summary of unvested stock option activity for the year ended December 31, 2010 is as follows:

		Weighted Average
		Exercise Price
	Number of Options	Per Option

Unvested stock options at December 31, 2009	1,513,621	$45.15
Granted	400,944	49.35
Vested	(447,301)	46.28
Cancelled	(76,251)	49.52

Unvested stock options at December 31, 2010	1,391,013	$45.75

As of December 31, 2010, there was $3,073 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 1.68 years.
A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Stock-based compensation costs recognized	$2,818	$3,289	$2,411
Fair value of options vested	2,457	2,385	2,065
Cash received from the exercise of options	14,090	5,904	7,933
Intrinsic value of options exercised	5,723	1,348	3,422
Number of options granted to employees	352,454	535,056	467,327
Number of options granted to Directors	48,490	54,000	31,656
Restricted Stock
Stock-based compensation cost for restricted stock is measured based on the closing price of the Company’s common stock on the date of grant and is recognized ratably on a straight-line basis over the requisite service period. In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.
A summary of restricted stock activity for the year ended December 31, 2010 is as follows:

		Weighted Average
	Number of	Grant Date Fair Value
	Shares	Per Share
Restricted stock outstanding and unvested at December 31, 2009	243,499	$42.00
Granted	121,012	49.35
Vested and issued	(70,698)	43.79
Cancelled	(10,598)	44.89

Restricted stock outstanding and unvested at December 31, 2010	283,215	$44.58

As of December 31, 2010, there was $6,355 of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.33 years.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
10 STOCK BENEFIT PLAN (continued)
A summary of restricted stock activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Stock-based compensation costs recognized	$4,527	$3,549	$3,133
Fair value of restricted shares vested	3,447	1,749	5,378
Number of restricted shares granted to employees	108,252	114,078	67,801
Number of restricted shares granted to Directors	12,760	14,769	8,784
Weighted average price of shares granted, per share	$49.35	$33.90	$50.09
11 EMPLOYEE BENEFIT PLAN
401(k) Savings Plan
The Company sponsors a defined contribution plan. Under the plan, the Company will match 75% of the first 4% of each participant’s contributions not to exceed 3% of that participant’s eligible compensation. The matching expense under this plan was $968, $886 and $844 for the years ended December 31, 2010, 2009 and 2008, respectively.
12 SEGMENT REPORTING
The Company is engaged in the ownership and management of market rate apartment communities. Each apartment community is considered a separate operating segment. Each segment on a standalone basis is less than 10% of the revenues, net operating income, and assets of the combined reported operating segments and meets all of the aggregation criteria under the authoritative guidance. The operating segments are aggregated as Core and Non-core properties.
Non-segment revenue to reconcile to total revenue consists of interest income and other income. Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges, and other assets.
Core properties consist of all apartment communities owned throughout 2009 and 2010 where comparable operating results are available. Therefore, the Core Properties represent communities owned as of January 1, 2009. Non-core properties consist of apartment communities acquired or developed during 2009 and 2010, such that full year comparable operating results are not available.
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

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
12 SEGMENT REPORTING (continued)
The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Revenues
Apartments owned
Core properties	$499,793	$498,250	$489,201
Non-core properties	16,680	167	—
Reconciling items	106	759	566

Total revenues	$516,579	$499,176	$489,767

Net operating income
Apartments owned
Core properties	$296,009	$290,971	$285,630
Non-core properties	9,426	153	—
Reconciling items	106	759	566

Net operating income, including reconciling items	305,541	291,883	286,196
General and administrative expenses	(25,138)	(24,476)	(25,489)
Interest expense	(124,126)	(121,765)	(118,263)
Depreciation and amortization	(126,668)	(118,573)	(110,194)
Other expenses	(2,871)	—	—
Gain on early extinguishment of debt	—	—	11,304

Income from continuing operations	$26,738	$27,069	$43,554

The assets for each of the reportable segments are summarized as follows as of December 31, 2010 and 2009:

Assets	2010	2009
Apartments owned
Core properties	$2,950,884	$2,975,642
Non-core properties	585,045	207,195
Reconciling items	98,774	85,197

Total assets	$3,634,703	$3,268,034

13 TRANSACTIONS WITH AFFILIATES
The Company and HPRS recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $7 and $19 for the years ended December 31, 2009 and 2008, respectively.
The Company leases its corporate office space from an affiliate. The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance. In July 2009, the Company extended the lease on its corporate office space through September 2019, plus two five-year renewal options. Rental expense was $1,353, $1,432 and $1,711 for each of the years ended December 31, 2010, 2009 and 2008, respectively.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
14 COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company has entered into operating leases for office space and office equipment with remaining terms of 1 to 6 years. Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2010 were as follows:

2011	$1,787
2012	1,737
2013	1,511
2014	1,498
2015	1,518
Thereafter	1,288

$9,339

The Company incurred $2,046, $1,934 and $1,985 of rent expense under operating leases in 2010, 2009 and 2008, respectively.
Letters of Credit
As of December 31, 2010 the Company had issued $4,461 in letters of credit, which were provided under the Company’s $175,000 unsecured line of credit agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers’ compensation and health insurance policies, and construction projects.
Debt Covenants
The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.
Included in the Company’s consolidated balance sheet at December 31, 2010 are assets of Home Properties Fair Oaks, LLC, owner of the Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.
Tax Protection Obligations
In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (16% of the owned portfolio) for a contract period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange. The remaining terms on the sale restrictions range from 1 month to 6.5 years.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
14 COMMITMENTS AND CONTINGENCIES (continued)
Limited Partnership
For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000. As of December 31, 2010, there were no known conditions that would make such payments necessary relating to the tax credit guarantee. In addition, through October 12, 2010, the Company, acting as general partner in this partnership, was obligated to advance funds to meet partnership operating deficits. As more fully described in Note 4, the Company’s general partner interest in this entity was sold on October 13, 2010, relieving the Company of the operating deficit guarantee and reducing the tax credit guarantee to a $3,000 secondary guarantee, with the new general partner assuming the operating guarantee and primary tax credit guarantee positions.
Executive Retention Plan
The Executive Retention Plan provides for severance benefits and other compensation to be paid to certain employees in the event of a change in control of the Company and a subsequent termination of their employment.
15 DISCONTINUED OPERATIONS
Included in discontinued operations for the three years ended December 31, 2010 are the operating results of 20 apartment community dispositions (5 sold in 2009 and 15 sold in 2008) and the operating results of the VIE for which the Company’s general partnership interest was sold in 2010.
A summary of community dispositions is as follows:

	Number of	Number of
	Disposed	Disposed	Number of	Total Sales	Sales Price
Year	Communities	Units	Transactions	Price	Per Unit	Total Gain On Sale
2009	5	1,333	3	$108,300	$81	$24,314
2008	15	1,227	6	124,500	101	51,560
The operating results of discontinued operations are summarized as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Revenues:
Rental income	$3,441	$9,710	$27,086
Property other income	14	583	2,306
Other income	669	—	—

Total revenues	4,124	10,293	29,392

Expenses:
Operating and maintenance	2,889	6,695	15,588
Interest expense, including prepayment penalties	802	5,546	5,187
Depreciation and amortization	840	2,357	6,526
Impairment of assets held as general partner	—	—	4,000

Total expenses	4,531	14,598	31,301

Income (loss) from discontinued operations	$(407)	$(4,305)	$(1,909)

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
16 SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow information including non-cash financing and investing activities for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$117,292	$121,800	$118,137
Interest capitalized	9,384	8,900	5,472
Non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions	155,639	—	65,517
Issuance of UPREIT Units associated with property acquisitions	4,845	—	—
Increase in real estate associated with the purchase of UPREIT Units (1)	—	—	17,793
Exchange of UPREIT Units for common shares	10,234	21,332	12,435
Transfers of construction in progress to buildings, improvements and equipment	110,902	—	—
Additions to properties included in accounts payable	5,292	2,210	5,764
Exchangeable senior notes issuance costs written off in connection with early extinguishment	—	—	1,260
Mortgage note premium written off	270	1,921	4,218
Net real estate disposed in connection with VIE deconsolidation	13,837	—	—
Other assets disposed in connection with VIE deconsolidation	1,228	—	—
Mortgage debt disposed in connection with VIE deconsolidation	15,762	—	—
Other liabilities disposed in connection with VIE deconsolidation	1,031	—	—

(1)	Refer to Note 2 for discussion on the required change in accounting for the exchanges of UPREIT Units for common shares that became effective January 1, 2009.
17 QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)
Quarterly financial information for the years ended December 31, 2010 and 2009 are as follows:

	2010
	First	Second	Third	Fourth
Total revenue	$125,867	$124,946	$128,627	$137,139
Net income attributable to common stockholders	2,637	5,168	5,507	6,769
Basic earnings per share data:
Net income attributable to common stockholders	0.08	0.14	0.15	0.18
Diluted earnings per share data:
Net income attributable to common stockholders	0.07	0.14	0.15	0.18

	2009
	First	Second	Third	Fourth
Total revenue	$126,770	$124,037	$123,676	$124,693
Net income attributable to common stockholders	10,902	6,020	5,264	12,233
Basic earnings per share data:
Net income attributable to common stockholders	0.33	0.18	0.16	0.36
Diluted earnings per share data:
Net income attributable to common stockholders	0.33	0.18	0.16	0.36
The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter. The quarterly reports for the years ended December 31, 2010 and 2009 have been reclassified to reflect discontinued operations in accordance with authoritative guidance.

HOME PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
18 SUBSEQUENT EVENTS
On February 10, 2011, the Company amended and extended its $175,000 unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was scheduled to expire August 31, 2011. The amended line of credit agreement expires August 31, 2012, not including a one-year extension, at the Company’s option. Borrowings under the amended line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR rate, increasing at higher levels of indebtedness, without a LIBOR floor.
On February 12, 2011, the Board declared a dividend of $0.62 per share for the quarter ended December 31, 2010. This is the equivalent of an annual distribution of $2.48 per share. The dividend is payable March 4, 2011 to shareholders of record on February 28, 2011.

SCHEDULE II
HOME PROPERTIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31:
(Dollars in thousands)

	Balance at	Charged to	Adjustments/
	Beginning	Costs and	Amounts	Balance at
	of Year	Expenses	Written Off	End of Year
Allowance for Doubtful Receivables
2010:	$3,220	$6,636	$(6,722)	$3,134

2009:	2,925	6,403	(6,108)	3,220

2008:	1,699	6,378	(5,152)	2,925

Deferred Tax Asset Valuation Allowance
2010:	10,195	—	2,555	12,750

2009:	10,176	—	19	10,195

2008:	10,149	—	27	10,176

SCHEDULE III
HOME PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(Dollars in thousands)

			UPREIT	Initial Cost	UPREIT	Costs		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Capitalized		Buildings,			Net of
	Encum-		Alloc.	Improvements	Alloc.	Subsequent to		Improvements		Accumulated	Accumulated	Year of
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	Acquisition
1200 East West	$—	$13,068	$—	$—	$—	$69,908	$13,068	$69,908	$82,976	$825	$82,151	2010
Annapolis Roads Apartments	23,990	14,400	—	18,035	—	542	14,400	18,577	32,977	263	32,714	2010
Barrington Gardens	10,996	888	35	6,658	296	5,536	923	12,490	13,413	2,418	10,995	2005
Bayview & Colonial	10,596	1,600	72	8,471	709	5,040	1,672	14,220	15,892	4,581	11,311	2000
Blackhawk Apartments	—	2,968	83	14,568	858	6,933	3,051	22,359	25,410	7,188	18,222	2000
Bonnie Ridge Apartments	53,825	4,830	411	42,769	4,147	34,156	5,241	81,072	86,313	28,600	57,713	1999
Braddock Lee Apartments	—	3,810	152	8,842	1,488	7,571	3,962	17,901	21,863	7,113	14,750	1998
Cambridge Village Associates	—	2,460	54	3,188	520	2,389	2,514	6,097	8,611	1,726	6,885	2002
Canterbury Apartments	43,356	4,944	235	21,384	2,353	12,450	5,179	36,187	41,366	11,432	29,934	1999
Castle Club Apartments	6,198	948	57	8,933	566	5,850	1,005	15,349	16,354	4,643	11,711	2000
Charleston Place	75,549	22,764	—	84,648	—	259	22,764	84,907	107,671	761	106,910	2010
Chatham Hill Apartments	44,455	1,848	286	46,150	2,434	12,888	2,134	61,472	63,606	11,576	52,030	2004
Chesterfield Apartments	—	1,482	89	8,206	869	8,290	1,571	17,365	18,936	6,429	12,507	1997
Cider Mill	62,825	15,552	464	65,939	4,549	13,508	16,016	83,996	100,012	19,800	80,212	2002
Cinnamon Run Apartments	55,224	7,731	231	59,693	1,934	6,563	7,962	68,190	76,152	9,661	66,491	2005
Country Village Apartments	18,682	2,236	113	11,149	1,120	10,581	2,349	22,850	25,199	8,730	16,469	1998
Courtyards Village	—	3,360	53	9,824	525	4,442	3,413	14,791	18,204	4,162	14,042	2001
Crescent Club Apartments	—	2,338	—	28,792	—	165	2,338	28,957	31,295	257	31,038	2010
Curren Terrace	23,248	1,908	109	10,957	1,082	8,055	2,017	20,094	22,111	8,186	13,925	1997
Cypress Place	10,200	2,304	45	7,861	479	4,811	2,349	13,151	15,500	4,209	11,291	2000
Devonshire Hills	45,570	14,850	317	32,934	3,172	7,788	15,167	43,894	59,061	11,201	47,860	2001
Dunfield Townhomes	11,897	1,683	—	30,302	—	4,778	1,683	35,080	36,763	3,228	33,535	2007
East Hill Gardens	—	231	24	1,560	241	1,361	255	3,162	3,417	1,179	2,238	1998
East Meadow Apartments	14,769	2,250	89	10,803	863	3,035	2,339	14,701	17,040	3,997	13,043	2000
Elmwood Terrace	26,793	6,048	155	14,680	1,561	10,995	6,203	27,236	33,439	8,490	24,949	2000
Falcon Crest Townhomes	18,555	2,772	161	11,116	1,590	9,691	2,933	22,397	25,330	7,594	17,736	1999
Falkland Chase Apartments	36,197	9,000	327	49,753	3,008	5,652	9,327	58,413	67,740	11,424	56,316	2003
Fox Hall Apartments	47,000	9,959	—	51,874	—	10,066	9,959	61,940	71,899	7,075	64,824	2007
Gardencrest Apartments	—	24,674	507	61,526	4,974	23,095	25,181	89,595	114,776	22,367	92,409	2002
Gateway Village Apartments	6,372	1,320	71	6,621	695	2,647	1,391	9,963	11,354	3,317	8,037	1999
Glen Brook Apartments	—	1,414	46	4,816	452	4,363	1,460	9,631	11,091	3,210	7,881	1999
Glen Manor Apartments	7,927	1,044	44	4,565	440	3,428	1,088	8,433	9,521	3,037	6,484	1997
Golf Club Apartments	32,893	3,990	187	21,298	1,840	14,071	4,177	37,209	41,386	12,358	29,028	2000
Hackensack Gardens	8,649	2,376	50	10,900	423	5,805	2,426	17,128	19,554	3,153	16,401	2005
Hawthorne Court	34,530	8,940	260	23,446	2,521	17,827	9,200	43,794	52,994	11,972	41,022	2002

			UPREIT	Initial Cost	UPREIT	Costs		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Capitalized		Buildings,			Net of
	Encum-		Alloc.	Improvements	Alloc.	Subsequent to		Improvements		Accumulated	Accumulated	Year of
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	Acquisition
Heritage Square	—	2,000	58	4,805	566	2,686	2,058	8,057	10,115	2,076	8,039	2002
Heritage Woods	14,500	1,640	—	12,420	—	3,523	1,640	15,943	17,583	2,058	15,525	2006
Highland House Apartments	5,922	3,414	—	14,761	—	2,176	3,414	16,937	20,351	2,192	18,159	2006
Hill Brook Place Apartments	12,849	2,192	85	9,118	848	7,644	2,277	17,610	19,887	5,531	14,356	1999
Holiday Square	—	3,575	77	6,108	722	2,138	3,652	8,968	12,620	2,115	10,505	2002
Home Properties of Bryn Mawr	17,138	3,160	154	17,956	1,537	14,110	3,314	33,603	36,917	9,895	27,022	2000
Home Properties of Devon	60,400	6,280	332	35,643	3,280	27,246	6,612	66,169	72,781	21,196	51,585	2000
Jacob Ford Village	—	6,750	—	20,022	—	6,998	6,750	27,020	33,770	3,188	30,582	2007
Lake Grove Apartments	34,466	7,360	254	11,952	2,557	15,783	7,614	30,292	37,906	12,627	25,279	1997
Lakeview Apartments	9,103	636	59	4,552	590	3,784	695	8,926	9,621	3,288	6,333	1998
Lakeview Townhomes	—	1,118	—	13,335	—	12	1,118	13,347	14,465	89	14,376	2010
Liberty Commons	—	1,330	15	—	125	13,333	1,345	13,458	14,803	3,482	11,321	2005
Liberty Place Apartments	5,886	2,033	—	13,125	—	2,357	2,033	15,482	17,515	2,029	15,486	2006
Mid-Island Apartments	19,456	4,160	128	6,567	1,268	6,861	4,288	14,696	18,984	5,928	13,056	1997
Middlebrooke Apartments	—	2,888	—	14,369	—	980	2,888	15,349	18,237	293	17,944	2010
Mill Towne Village	24,239	3,840	154	13,279	1,486	12,980	3,994	27,745	31,739	8,470	23,269	2001
Morningside Heights Apartments	—	6,147	406	28,699	4,000	29,624	6,553	62,323	68,876	24,419	44,457	1998
Mount Vernon Square Apartments	84,174	55,810	—	86,946	—	12,265	55,810	99,211	155,021	12,196	142,825	2006
New Orleans Park Apartments	23,684	2,920	124	13,215	1,227	11,908	3,044	26,350	29,394	9,796	19,598	1997&1999
Northwood Apartments	10,531	804	71	14,299	602	3,707	875	18,608	19,483	3,451	16,032	2004
Oak Manor Apartments	6,923	616	70	4,111	690	3,107	686	7,908	8,594	3,009	5,585	1998
Orleans Village	97,532	8,528	429	58,912	4,286	29,053	8,957	92,251	101,208	26,146	75,062	2000
Owings Run Apartments	42,112	5,533	255	32,622	2,538	7,448	5,788	42,608	48,396	13,153	35,243	1999
Park Shirlington Apartments	21,095	4,410	157	10,180	1,581	8,517	4,567	20,278	24,845	8,429	16,416	1998
Peppertree Farm Apartments	78,902	12,571	317	83,804	2,654	15,325	12,888	101,783	114,671	15,142	99,529	2005
Pleasant View Gardens	96,433	5,710	499	47,816	5,021	27,399	6,209	80,236	86,445	28,169	58,276	1998
Pleasure Bay Apartments	—	1,620	124	6,234	1,210	8,537	1,744	15,981	17,725	5,785	11,940	1998
Racquet Club East Apartments	37,875	1,868	218	23,107	2,137	11,617	2,086	36,861	38,947	12,330	26,617	1998
Racquet Club South	—	309	35	3,891	353	2,469	344	6,713	7,057	2,520	4,537	1999
Redbank Village Apartments	15,455	2,000	164	14,030	1,686	11,338	2,164	27,054	29,218	9,328	19,890	1998
Ridgeview at Wakefield Valley	18,304	2,300	72	17,247	635	3,980	2,372	21,862	24,234	4,079	20,155	2005
Ridley Brook Apartments	13,159	1,952	74	7,719	748	4,989	2,026	13,456	15,482	4,400	11,082	1999
Royal Gardens Apartment	47,000	5,500	258	14,067	2,603	15,972	5,758	32,642	38,400	13,385	25,015	1997
Saddle Brooke Apartments	30,123	7,609	—	44,040	—	4,283	7,609	48,323	55,932	2,949	52,983	2008
Sayville Commons	39,767	8,005	187	55,346	1,599	1,167	8,192	58,112	66,304	8,270	58,034	2005
Selford Townhomes	8,929	1,224	57	4,200	565	2,769	1,281	7,534	8,815	2,623	6,192	1999
Seminary Hill Apartments	—	2,960	135	10,194	1,344	9,987	3,095	21,525	24,620	7,398	17,222	1999
Seminary Towers Apartments	53,515	5,480	292	19,348	2,868	19,670	5,772	41,886	47,658	14,010	33,648	1999
Sherry Lake Apartments	26,070	2,428	165	15,620	1,617	10,953	2,593	28,190	30,783	9,762	21,021	1998
South Bay Manor	6,771	1,098	45	1,958	440	5,040	1,143	7,438	8,581	2,450	6,131	2000
Southern Meadows	40,841	9,040	343	31,875	3,397	9,964	9,383	45,236	54,619	11,862	42,757	2001
Stone Ends Apartments	25,149	5,600	166	28,468	1,554	4,381	5,766	34,403	40,169	7,324	32,845	2003
Stratford Greens Associates	31,024	12,565	255	33,779	2,555	10,756	12,820	47,090	59,910	11,252	48,658	2002
Tamarron Apartments	14,777	1,320	92	8,474	896	2,930	1,412	12,300	13,712	3,766	9,946	1999
The Apts at Wellington Trace	23,925	3,060	167	26,305	1,418	681	3,227	28,404	31,631	5,106	26,525	2004
The Brooke at Peachtree	12,355	992	51	15,137	437	3,270	1,043	18,844	19,887	2,851	17,036	2005

			UPREIT	Initial Cost	UPREIT	Costs		Total Cost			Total Cost,
			Unit	Buildings,	Unit	Capitalized		Buildings,			Net of
	Encum-		Alloc.	Improvements	Alloc.	Subsequent to		Improvements		Accumulated	Accumulated	Year of
Community	brances	Land	Land(a)	& Equipment	Bldg.(a)	Acquisition	Land	& Equipment	Total(b)	Depreciation	Depreciation	Acquisition
The Colony	—	7,830	197	34,121	2,025	13,574	8,027	49,720	57,747	16,014	41,733	1999
The Courts at Fair Oaks	49,689	12,377	—	61,107	—	167	12,377	61,274	73,651	534	73,117	2010
The Coves at Chesapeake	—	8,915	—	57,974	—	6,883	8,915	64,857	73,772	7,862	65,910	2006
The Greens at Columbia	9,836	5,040	—	20,886	—	190	5,040	21,076	26,116	280	25,836	2010
The Hamptons	50,872	5,749	303	50,489	2,599	11,554	6,052	64,642	70,694	12,287	58,407	2004
The Heights at Marlborough	23,621	6,253	—	44,268	—	5,379	6,253	49,647	55,900	5,800	50,100	2006
The Landings	26,229	2,459	162	16,753	1,595	11,175	2,621	29,523	32,144	11,122	21,022	1996
The Manor Apartments (MD)	46,636	8,700	257	27,703	2,513	10,669	8,957	40,885	49,842	11,409	38,433	2001
The Manor Apartments (VA)	13,869	1,386	85	5,738	832	5,132	1,471	11,702	13,173	4,557	8,616	1999
The Meadows at Marlborough	21,170	6,598	—	28,736	—	3,477	6,598	32,213	38,811	3,880	34,931	2006
The New Colonies	18,117	1,680	151	21,350	1,545	12,446	1,831	35,341	37,172	13,946	23,226	1998
The Sycamores	21,341	4,625	136	15,737	1,283	2,947	4,761	19,967	24,728	4,593	20,135	2002
The Townhomes of Beverly	—	5,820	—	30,465	—	4,200	5,820	34,665	40,485	3,825	36,660	2007
The Village at Marshfield	—	3,158	134	28,354	1,158	5,197	3,292	34,709	38,001	6,232	31,769	2004
Timbercroft Townhomes & Apts.	3,925	1,704	87	6,826	842	5,924	1,791	13,592	15,383	4,425	10,958	1999
Top Field Apartments	16,625	1,635	—	16,684	—	3,706	1,635	20,390	22,025	2,448	19,577	2006
Trexler Park Apartments	38,696	2,490	114	13,841	1,129	7,693	2,604	22,663	25,267	7,145	18,122	2000
Trexler Park West	—	2,684	—	—	—	23,160	2,684	23,160	25,844	5,111	20,733	2006
Village at Potomac Falls	—	7,380	—	30,960	—	106	7,380	31,066	38,446	344	38,102	2010
Village Square Townhomes&Apts.	39,285	2,590	191	13,306	1,900	9,053	2,781	24,259	27,040	7,707	19,333	1999
Vinings at Hampton Village	—	1,772	77	12,148	657	3,529	1,849	16,334	18,183	3,198	14,985	2004
Virginia Village	29,910	5,160	207	21,918	2,027	11,717	5,367	35,662	41,029	10,015	31,014	2001
Wayne Village	26,152	1,925	177	12,895	1,744	8,230	2,102	22,869	24,971	8,310	16,661	1998
West Springfield Terrace	20,834	2,440	194	31,766	1,845	3,247	2,634	36,858	39,492	8,161	31,331	2002
Westbrooke Apartments	—	1,103	—	5,229	—	346	1,103	5,575	6,678	125	6,553	2010
Westchester West Apartments	34,158	6,978	—	41,513	—	2,795	6,978	44,308	51,286	2,591	48,695	2008
Westwood Village Apartments	46,764	7,260	270	22,757	2,629	11,008	7,530	36,394	43,924	9,575	34,349	2002
Westwoods	3,535	1,260	—	2,694	—	463	1,260	3,157	4,417	352	4,065	2007
William Henry Apartments	28,650	4,666	187	22,277	1,839	14,597	4,853	38,713	43,566	11,315	32,251	2000
Windsor Realty Company	—	402	34	3,300	337	2,245	436	5,882	6,318	2,249	4,069	1998
Woodholme Manor Apartments	3,442	1,232	59	4,599	576	5,186	1,291	10,361	11,652	3,403	8,249	2001
Woodleaf Apartments	—	2,862	122	17,720	1,028	2,843	2,984	21,591	24,575	4,266	20,309	2004
Woodmont Village Apartments	10,007	2,880	63	5,699	622	2,862	2,943	9,183	12,126	2,383	9,743	2002
Yorkshire Village Apartments	—	1,200	27	2,016	260	1,333	1,227	3,609	4,836	937	3,899	2002
Other Assets (c)	171	296	—	5,919	—	175,084	296	181,003	181,299	19,421	161,878	Various

Totals	$2,424,214	$574,854	$14,505	$2,499,664	$140,334	$1,148,373	$589,359	$3,788,371	$4,377,730	$841,801	$3,535,929

(a)	See discussion in Note 2 concerning exchange of noncontrolling interests (UPREIT Units) for shares.

(b)	The aggregate cost for federal income tax purposes was approximately $3,899,139.

(c)	Includes construction in progress of $119,992, assets of one development community placed into service of $28,224 and corporate office assets of $33,083.

SCHEDULE III
HOME PROPERTIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(Dollars in thousands)
Depreciation and amortization of the Company’s investments in real estate assets reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years
The changes in total real estate assets are as follows:

	2010	2009	2008

Balance, beginning of year	$3,915,979	$3,872,390	$3,680,155
New property acquisitions	346,770	—	128,704
Additions	146,645	149,134	142,529
Increase in real estate associated with the conversion of UPREIT Units (1)	—	—	17,793
Disposals associated with deconsolidation of the VIE (2)	(27,464)	—	—
Disposals, retirements and impairments	(4,200)	(105,545)	(96,791)

Balance, end of year	$4,377,730	$3,915,979	$3,872,390

The changes in accumulated depreciation are as follows:

	2010	2009	2008

Balance, beginning of year	$733,142	$636,970	$543,917
Depreciation	126,249	120,002	115,794
Disposals associated with deconsolidation of the VIE (2)	(13,627)	—	—
Disposals and retirements	(3,963)	(23,830)	(22,741)

Balance, end of year	$841,801	$733,142	$636,970

(1)	Refer to Note 2 for discussion on the required change in accounting for the exchanges of UPREIT Units for shares that became effective January 1, 2009.

(2)	Refer to Note 4 for discussion of the Company’s sale of its general partnership interest in the VIE and the resulting deconsolidation of the VIE.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella Edward J. Pettinella
President and Chief Executive Officer

Date:	February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Pettinella Edward J. Pettinella	Director, President and Chief Executive Officer	February 25, 2011

/s/ David P. Gardner David P. Gardner	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Robert J. Luken Robert J. Luken	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 25, 2011

/s/ Kenneth O. Hall Kenneth O. Hall	Vice President and Controller	February 25, 2011

/s/ Norman P. Leenhouts Norman P. Leenhouts	Director, Co-Chairman of the Board of Directors	February 25, 2011

/s/ Nelson B. Leenhouts Nelson B. Leenhouts	Director, Co-Chairman of the Board of Directors	February 25, 2011

/s/ Stephen R. Blank Stephen R. Blank	Director	February 25, 2011

/s/ Josh E. Fidler Josh E. Fidler	Director	February 25, 2011

/s/ Alan L. Gosule Alan L. Gosule	Director	February 25, 2011

/s/ Leonard F. Helbig, III Leonard F. Helbig, III	Director	February 25, 2011

/s/ Charles J. Koch Charles J. Koch	Director	February 25, 2011

/s/ Thomas P. Lydon, Jr. Thomas P. Lydon, Jr.	Director	February 25, 2011

/s/ Clifford W. Smith, Jr. Clifford W. Smith, Jr.	Director	February 25, 2011

/s/ Paul L. Smith Paul L. Smith	Director	February 25, 2011

/s/ Amy L. Tait Amy L. Tait	Director	February 25, 2011

HOME PROPERTIES, INC.
FORM 10-K
For The Year Ended December 31, 2010
Exhibit Index
Except as otherwise indicated, the exhibits listed below are filed as part of this report. References to exhibits or other filings under the caption “Location” indicate that exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit
Number	Exhibit	Location
2.1	Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein Relating to Royal Gardens I, together with Amendment No. 1	Incorporated by reference to the Form 8- K filed by Home Properties of New York, Inc. dated 6/6/97 (the “6/6/97 8-K”)

2.2	Agreement among Home Properties of New York, Inc and Philip Solondz and Daniel Solondz relating to Royal Gardens II, together with Amendment No. 1	Incorporated by reference to the 6/6/97 8-K

2.3	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc., dated 3/24/98 (the “3/24/98 8-K”)

2.4	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the 3/24/98 8-K

3.1	Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Home Properties of New York, Registration Statement on Form S-11, File No. 33-78862 (the “S-11 Registration Statement”)

3.2	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Home Properties of New York, Inc. Registration Statement on Form S-3 File No. 333-52601 filed 5/14/98

3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to 7/2/99 8-K

3.4	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/04

3.5	Second Amended and Restated By-laws of Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 11/2/07

3.6	By-Laws of Home Properties Management, Inc.	Incorporated by reference to S-11 Registration Statement

3.7	Articles of Incorporation of Conifer Realty Corporation	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the period ended 12/31/95 (the “12/31/95 10-K”)

Exhibit
Number	Exhibit	Location
3.8	Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/00

3.9	By-Laws of Conifer Realty Corporation (now Home Properties Resident Services, Inc.)	Incorporated by reference to the 12/31/95 10-K

3.10	Home Properties Trust Declaration of Trust, dated September 19, 1997	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 9/26/97 (the “9/26/97 8-K”)

4.1	Form of certificate representing Shares of Common Stock	Incorporated by reference to the Form 10- K filed by Home Properties of New York, Inc. for the period ended 12/31/94 (the “12/31/94 10-K”)

4.2	Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request	Incorporated by reference to the 12/31/94 10-K

4.3
Indenture, dated October 24, 2006 between Home Properties, Inc., Home Properties, L.P. and Wells Fargo Bank, N.A., as trustee including the form of 4.125% Exchangeable Senior Notes due 2026 of Home Properties, L.P. and the Guarantee of Home Properties, Inc. with respect thereto
Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/25/06 (the “10/25/06 8-K”)

4.4
Registration Rights Agreement, dated October 24, 2006, between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear Stearns & Co., Inc.
Incorporated by reference to the 10/25/06 8-K

10.1	Second Amended and Restated Agreement Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to the 9/26/97 8-K

10.2	Amendment No. Four to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/97

10.3	Amendment No. Sixty-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03

10.4	Indemnification Agreement between Home Properties of New York, Inc. and certain officers and Directors*	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 6/30/94

10.5	Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/96

Exhibit
Number	Exhibit	Location
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

10.8
Second Amendment to Master Credit Facility Agreement, dated as of August 30, 1999 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae
Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/99 (the “12/31/99 10-K”)

10.9	Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/21/06

10.10	Amendment No. One to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the period ended 9/30/2008 (the “9/30/2008 10-Q”)

10.11	Amendment No. 2 to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/2/09

10.12	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/06

10.13	Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith and Bear Stearns & Co., Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/19/06

10.14	Directors’ Stock Grant Plan*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 5/22/98

10.15	Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 6/6/97

10.16	Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-Q of Home Properties of New York, Inc. for the quarter ended 3/31/00 (the “3/31/00 10-Q”)

Exhibit
Number	Exhibit	Location
10.17	Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01

10.18	Amendment No. Three to Home Properties, Inc. Amended and Restated Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.19	2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/99 10-K

10.20	Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01 (the “12/31/01 10-K”)

10.21	Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/01 10-K

10.22	Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03

10.23	Amendment No. Four to Home Properties, Inc. 2000 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.24	Amended and Restated 2003 Stock Benefit Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 5/6/05

10.25	Amendment No. One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.26	Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the Schedule 14A filed on 3/24/08

10.27	Amendment No. One to Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.28	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/28/06

10.29	Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the 7/2/99 8-K

10.30	Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan*	Incorporated by reference to the 3/31/00 10-Q

10.31	Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/03 (the “12/31/03 10-K”)

10.32	Amendment No. Three to Home Properties, Inc. and Home Properties, L.P. Executive Retention Plan*	Incorporated by reference to the 9/30/08 10-Q

10.33	Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P., Home Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004*	Incorporated by reference to 12/31/03 10-K

Exhibit
Number	Exhibit	Location
10.34	Second Amended and Restated Incentive Compensation Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/07

10.35	Amendment No. One to Home Properties, Inc. Second Amended and Restated Incentive Compensation Plan*	Incorporated by reference to the 9/30/08 10-Q

10.36	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/07 (the “12/31/07 10-K”)

10.37	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the 12/31/07 10-K

10.38	Amendment No. One to Home Properties, Inc. Deferred Bonus Plan (Amended and Restated January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/09 (the “12/31/09 10-K”)

10.39	Indemnification Agreement between Home Properties, Inc. and Stephen R. Blank*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/08 (the “12/31/08 10-K”)

10.40	Indemnification Agreement between Home Properties, Inc. and Josh E. Fidler*	Incorporated by reference to the 12/31/08 10-K

10.41	Amended and Restated Lease Agreement Between Clinton Square Asset Holding Associates, L.P. and Home Properties, L.P. dated July 6, 2009	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/09

10.42
Credit Agreement, dated as of September 1, 2009 among Home Properties, L.P., Home Properties, Inc. and Manufacturers and Traders Trust Company, RBS Citizens, N.A., d/b/a/ Charter One, Chevy Chase Bank, a Division of Capital One, N.A. and Bank of Montreal
Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/10

10.43	Guaranty, dated September 1, 2009 from Home Properties, Inc. and certain affiliates to Manufacturers Traders Trust Company as agent for the lenders under the Credit Agreement of the same date.	Incorporated by reference to the 9/2/09 8-K.

10.44	ATM Equity Offering Sales Agreement, dated December 3, 2009 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp.	Incorporated by reference to the Form 8-K filed by Home Properties on 12/3/09.

10.45	Amendment No. Eighty-Nine to Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/09 10-K

10.46	Indemnification Agreement between Home Properties, Inc. and Charles J. Koch*	Incorporated by reference to the 12/31/09 10-K

10.47	Changes to Compensation Arrangements for Named Executive Officers in 2010*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/10 (the “3/31/10 10-Q”)

10.48	Equity Grant for Non-Employee Directors in 2010*	Incorporated by reference to the 3/31/10 10-Q

Exhibit
Number	Exhibit	Location
10.49	ATM Offering Sales Agreement dated September 17, 2010 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Stifel, Nicolaus & Company, Incorporated	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/17/10

10.50	Employment Agreement between Edward J. Pettinella, the Company’s President and Chief Executive Officer and Home Properties, Inc. effective January 1, 2011*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/29/10

10.51	Amended and Restated Executive Retention Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on February 16, 2011 (the “February 16, 2011 8-K”)

10.52	Executive Stock Ownership Guidelines, adopted February 12, 2011	Incorporated by reference to the February 16, 2011 8-K

10.53	First Amendment to Credit Agreement, dated as of February 10, 2011	Incorporated by reference to the February 16, 2011 8-K

10.54	Indemnification Agreement between Home Properties, Inc. and Thomas P. Lydon, Jr.*	Filed herewith

11	Computation of Per Share Earnings Schedule	Filed herewith

21	List of Subsidiaries of Home Properties, Inc.	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer**	Furnished herewith

32.2	Section 906 Certification of Chief Financial Officer**	Furnished herewith

99	Additional Exhibits — Debt Summary Schedule	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL:	Furnished herewith

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

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

**	These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2010.