Form 10-Q
period 2011-03-31
HOME PROPERTIES INC
filed 2011-05-06
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 30, 2011
$.01 par value	39,068,399

HOME PROPERTIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HOME PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Dollars in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Real estate:
Land	$606,026	$589,359
Construction in progress	91,299	119,992
Buildings, improvements and equipment	3,706,509	3,668,379

	4,403,834	4,377,730
Less: accumulated depreciation	(875,607)	(841,801)

Real estate, net	3,528,227	3,535,929
Cash and cash equivalents	10,887	10,782
Cash in escrows	35,475	34,070
Accounts receivable	12,702	12,540
Prepaid expenses	17,781	17,662
Deferred charges	14,511	15,079
Other assets	7,464	8,641

Total assets	$3,627,047	$3,634,703

LIABILITIES AND EQUITY
Mortgage notes payable	$2,404,670	$2,424,214
Exchangeable senior notes	138,756	138,218
Line of credit	42,500	56,500
Accounts payable	15,948	20,935
Accrued interest payable	12,894	11,389
Accrued expenses and other liabilities	26,830	28,730
Security deposits	19,596	19,583

Total liabilities	2,661,194	2,699,569

Commitments and contingencies
Equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 38,925,105 and 37,949,229 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	389	379
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,092,133	1,047,325
Distributions in excess of accumulated earnings	(343,166)	(326,811)

Total common stockholders’ equity	749,356	720,893
Noncontrolling interest	216,497	214,241

Total equity	965,853	935,134

Total liabilities and equity	$3,627,047	$3,634,703

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands, except share and per share data)
(Unaudited)

	2011	2010
Revenues:
Rental income	$127,421	$113,199
Property other income	13,924	12,610
Other income	53	58

Total revenues	141,398	125,867

Expenses:
Operating and maintenance	58,279	56,028
General and administrative	6,236	5,557
Interest	33,031	30,185
Depreciation and amortization	34,479	30,113
Other expenses	10	—

Total expenses	132,035	121,883

Income from continuing operations	9,363	3,984

Discontinued operations:
Income (loss) from discontinued operations	—	(462)
Gain (loss) on disposition of property	—	(11)

Discontinued operations	—	(473)

Net income	9,363	3,511
Net income attributable to noncontrolling interest	(2,139)	(874)

Net income attributable to common stockholders	$7,224	$2,637

Basic earnings per share:
Income from continuing operations	$0.19	$0.09
Discontinued operations	—	(0.01)

Net income attributable to common stockholders	$0.19	$0.08

Diluted earnings per share:
Income from continuing operations	$0.19	$0.08
Discontinued operations	—	(0.01)

Net income attributable to common stockholders	$0.19	$0.07

Weighted average number of shares outstanding:
Basic	38,004,185	34,970,442

Diluted	38,659,836	35,406,846

Dividends declared per share	$0.62	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND THE YEAR ENDED DECEMBER 31, 2010
(Dollars in thousands, except share data)
(Unaudited)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Totals

Balance, January 1, 2010	34,655,428	$347	$922,078	$(261,313)	$226,962	$888,074
Comprehensive income:
Net income	—	—	—	20,081	6,237	26,318
Issuance of common stock, net	2,827,856	28	123,728	—	—	123,756
Stock-based compensation	6,206	—	7,647	—	—	7,647
Repurchase of common stock	(68,265)	(1)	(3,273)	—	—	(3,274)
Conversion of UPREIT Units for common stock	528,004	5	10,229	—	(10,234)	0
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(13,084)	—	13,084	0
Dividends and distributions paid	—	—	—	(85,579)	(26,653)	(112,232)

Balance, December 31, 2010	37,949,229	$379	$1,047,325	$(326,811)	$214,241	$935,134
Comprehensive income:
Net income	—	—	—	7,224	2,139	9,363
Issuance of common stock, net	960,884	10	51,485	—	—	51,495
Stock-based compensation	3,989	—	1,642	—	—	1,642
Repurchase of common stock	(21,251)	—	(1,206)	—	—	(1,206)
Conversion of UPREIT Units for common stock	32,254	—	611	—	(611)	0
Adjustment of noncontrolling interest	—	—	(7,724)	—	7,724	0
Dividends and distributions paid	—	—	—	(23,579)	(6,996)	(30,575)

Balance, March 31, 2011	38,925,105	$389	$1,092,133	$(343,166)	$216,497	$965,853

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$9,363	$3,511

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,489	31,894
Amortization of senior note debt discount	538	508
Loss on disposition of property	—	11
Stock-based compensation	1,642	1,442
Changes in assets and liabilities:
Cash in escrows, net	(1,038)	(746)
Other assets	(864)	(39)
Accounts payable and accrued liabilities	(1,594)	1,767

Total adjustments	34,173	34,837

Net cash provided by operating activities	43,536	38,348

Cash flows from investing activities:
Additions to properties	(21,527)	(15,531)
Additions to construction in progress	(8,363)	(13,614)
Payments for sale of properties, net	—	(11)
Proceeds from note receivable	1,015	—
Additions to cash in escrows, net	(366)	(243)

Net cash used in investing activities	(29,241)	(29,399)

Cash flows from financing activities:
Proceeds from sale of common stock, net	51,495	60,280
Repurchase of common stock	(1,206)	(522)
Proceeds from mortgage notes payable	—	26,430
Payments of mortgage notes payable	(19,544)	(24,943)
Proceeds from line of credit	58,500	60,500
Payments on line of credit	(72,500)	(103,000)
Payments of deferred loan costs, net	(359)	(377)
Additions to cash in escrows, net	(1)	(1)
Dividends and distributions paid	(30,575)	(27,006)

Net cash used in financing activities	(14,190)	(8,639)

Net increase in cash and cash equivalents	105	310
Cash and cash equivalents:
Beginning of year	10,782	8,809

End of period	$10,887	$9,119

Supplemental disclosure of non-cash investing and financing activities:
Exchange of UPREIT Units for common stock	$611	$3,586
Transfers of construction in progress to land and buildings, improvements and equipment	36,753	—
Additions to properties included in accounts payable	1,745	1,652
The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
1. Unaudited Interim Financial Statements
The interim consolidated financial statements of Home Properties, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.
2. Organization and Basis of Presentation
Organization
The Company was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in selected Northeast and Mid-Atlantic regions of the United States. The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of March 31, 2011, the Company owned and operated 115 apartment communities with 38,861 apartments.
The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the three months ended March 31, 2011 and 2010, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its ownership of 77.6% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at March 31, 2011 (77.1% at December 31, 2010). The remaining 22.4% is included as noncontrolling interest in these consolidated financial statements at March 31, 2011 (22.9% at December 31, 2010). The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership.
The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (“HPRS”). HPRS is a wholly owned subsidiary of the Company. All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
3. Recently Adopted Accounting Standards
During the quarter ended March 31, 2011, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that affect the Company’s results of operations, financial condition, liquidity or disclosures.
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
The calculation of the basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months
	2011	2010
Numerator:
Income from continuing operations	$9,363	$3,984
Less: Income from continuing operations attributable to noncontrolling interest	(2,139)	(992)

Income from continuing operations attributable to common stockholders	$7,224	$2,992

Discontinued operations	$—	$(473)
Less: Discontinued operations attributable to noncontrolling interest	—	118

Discontinued operations attributable to common stockholders	$—	$(355)

Denominator:
Basic weighted average number of common shares outstanding	38,004,185	34,970,442
Effect of dilutive stock options	527,750	342,907
Effect of phantom and restricted shares	127,901	93,497

Diluted weighted average number of common shares outstanding	38,659,836	35,406,846

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.19	$0.09
Discontinued operations	—	(0.01)

Net income attributable to common stockholders	$0.19	$0.08

Diluted earnings per share:
Income from continuing operations	$0.19	$0.08
Discontinued operations	—	(0.01)

Net income attributable to common stockholders	$0.19	$0.07

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
4. Earnings Per Common Share (continued)
Unexercised stock options to purchase 445,511 and 1,410,388 shares of the Company’s common stock for the three months ended March 31, 2011 and 2010, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive. Also, in conjunction with the issuance of the exchangeable senior notes, there were 331,257 potential shares issuable under certain circumstances, of which all are considered antidilutive as of March 31, 2011 and 2010.
5. Notes Receivable
On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction. Both notes were in default. They were purchased at face value plus accrued interest and late fees and were secured by real property. One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011. The remaining note, purchased for $418 is secured by vacant land. In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of the investment in the note receivable. Interest income, if any, will be recognized on the cost recovery method. As of March 31, 2011, there was no impairment recognized and no interest income recorded on the remaining note. Interest income in the amount of $35 received upon settlement of the first note was recorded during the first quarter of 2011. A note receivable of $422 is included in other assets on the Consolidated Balance Sheet as of March 31, 2011.
6. Development
During 2008, the Company started construction on a project located in Alexandria, Virginia, consisting of four, four-story buildings with 421 units (Courts at Huntington Station). As of March 31, 2011, two buildings with 202 units were completed and there were 189 units rented and occupied. Construction on the second phase (two buildings with 219 units) is scheduled to be completed in the second quarter of 2011 and pre-leasing of units has commenced. The construction in progress for this development was $53,559 as of March 31, 2011.
During the first quarter of 2011, the Company started construction on a project located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot for a total of 314 apartment units (The Apartments at Cobblestone Square). Construction of the first apartment building, along with the rail depot renovation and amenities, is expected to be completed in late 2011 with initial occupancy anticipated to begin in the third quarter of 2011. The entire project is expected to be completed in the first half of 2012. The construction in progress for this development was $15,287 as of March 31, 2011.
The Company has one project in pre-construction development. Ripley Street, located in Silver Spring, Maryland, is an 18-story high rise development with 379 apartment units. The project is on entitled land that the Company purchased from another developer and is in the final stages of the design process. The construction in progress for this development, consisting mostly of land value, was $22,453 as of March 31, 2011.
The Company has one project in the pre-redevelopment phase. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel consisting of 182 units, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel into approximately 1,100 units. Construction is expected to start at the earliest during late 2012 or early 2013, with a total projected cost of $315,000. The cost associated with this project was $3,225 as of March 31, 2011 and is included in other assets.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
7. Exchangeable Senior Notes
In October 2006, the Company issued $200,000 of exchangeable senior notes under an Indenture Agreement (the “Indenture”), with a coupon rate of 4.125% (“Senior Notes”). In the fourth quarter of 2008, the Company repurchased $60,000 principal amount of the Senior Notes, leaving $140,000 outstanding. The Senior Notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share. The notes are not redeemable at the option of the Company for five years from their issue date, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021 by providing notice within 2 to 20 business days prior to the repurchase dates. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date. The notes are structurally subordinated to the secured indebtedness of the Company. The Company is not subject to any financial covenants under the Indenture. In addition, the Indenture will not restrict the ability to pay distributions, incur debt or issue or repurchase securities.
The following table provides information about the Senior Notes as of March 31, 2011 and December 31, 2010:

	2011	2010
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(1,244)	(1,782)

Carrying amount of liability component	$138,756	$138,218

Carrying amount of equity component	$13,950	$13,950

The following table provides information about the Senior Notes for the three months ended March 31, 2011 and 2010:

	Three Months
	2011	2010
Coupon interest	$1,444	$1,444
Issuance cost amortization	137	137
Discount amortization	538	508

Total interest expense	$2,119	$2,089

The effective interest rate was 5.75% and the conversion price per share, as adjusted, was $72.87 for the three months ended March 31, 2011 and 2010.
8. Line of Credit
On February 10, 2011, the Company amended and extended its $175,000 unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was scheduled to expire August 31, 2011. The amended line of credit agreement removes the 1.50% LIBOR floor contained in the earlier agreement and expires August 31, 2012, not including a one-year extension, at the Company’s option. The Company had $42,500 outstanding under the credit facility on March 31, 2011. Borrowings under the line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR, increasing at higher levels of indebtedness; and in all cases, without a LIBOR floor. The one-month LIBOR was 0.24% at March 31, 2011, resulting in an effective rate of 2.61% for the Company.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
8. Line of Credit (continued)
The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements. The Company was in compliance with these financial covenants for the three months ended March 31, 2011.
The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At March 31, 2011, the Company had outstanding letters of credit of $4,461 and the amount available on the credit facility was $128,039.
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
At March 31, 2011 and December 31, 2010, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2,627,793 and $2,678,524, respectively, compared to its carrying amount of $2,585,926 and $2,618,932, respectively.
10. Interest Capitalized
Capitalized interest associated with communities under development or rehabilitation totaled $1,426 and $2,816 for the three months ended March 31, 2011 and 2010, respectively.
11. Stockholders’ Equity
At-the-Market Equity Offering Program
On September 17, 2010, the Company initiated its second “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. During the first quarter 2011, the Company issued 841,000 shares. The following summarizes issuances of common stock from this program since inception through March 31, 2011:

	Number of			Average Sales
Period	Shares Sold	Gross Proceeds	Net Proceeds	Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Dividends and Distributions
On March 4, 2011, the Company paid a dividend in the amount of $0.62 per share of common stock to stockholders and a distribution of $0.62 per UPREIT Unit to unitholders of record as of the close of business on February 28, 2011.

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
Non-segment revenue to reconcile to total revenue consists of other income. Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges and other assets.
Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the Core properties represent communities owned as of January 1, 2010. Non-core properties consist of apartment communities acquired or developed during 2010 and 2011, such that full year comparable operating results are not available.
The Company assesses and measures segment operating results based on a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses. The accounting policies of the segments are the same as those described in Notes 1, 2 and 3 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2010.
The revenues and net operating income for each of the operating segments are summarized for the three months ended March 31, 2011 and 2010 as follows:

	Three Months
	2011	2010
Revenues:
Apartments owned
Core properties	$129,753	$125,783
Non-core properties	11,592	26
Reconciling items	53	58

Total revenues	$141,398	$125,867

Net operating income:
Apartments owned
Core properties	$75,993	$69,853
Non-core properties	7,073	(72)
Reconciling items	53	58

Net operating income, including reconciling items	83,119	69,839
General and administrative expenses	(6,236)	(5,557)
Interest expense	(33,031)	(30,185)
Depreciation and amortization	(34,479)	(30,113)
Other expenses	(10)	—

Income from continuing operations	$9,363	$3,984

The assets for each of the reportable segments are summarized as follows as of March 31, 2011 and December 31, 2010:

	2011	2010
Assets:
Apartments owned
Core properties	$2,936,056	$2,950,884
Non-core properties	592,171	585,045
Reconciling items	98,820	98,774

Total assets	$3,627,047	$3,634,703

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
Included in discontinued operations for the three months ended March 31, 2010 are the operating results of one variable interest entity for which the Company’s general partnership interest was sold in 2010. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.
The operating results of discontinued operations are summarized for the three months ended March 31, 2011 and 2010 as follows:

	Three Months
	2011	2010
Revenues:
Rental income	$—	$1,115
Property other income	—	20

Total revenues	—	1,135

Expenses:
Operating and maintenance	—	1,066
Interest expense, including prepayment penalties	—	249
Depreciation and amortization	—	282

Total expenses	—	1,597

Income (loss) from discontinued operations	—	$(462)

14. Commitments and Contingencies
Letters of Credit
As of March 31, 2011, the Company had issued $4,461 in letters of credit, which were provided under the Company’s $175,000 unsecured line of credit agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies, and construction projects.
Debt Covenants
The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.
Included in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010 are assets of Home Properties Fair Oaks, LLC, owner of the Courts at Fair Oaks, Fairfax, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

HOME PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
14. Commitments and Contingencies (continued)
Tax Protection Obligations
In connection with certain UPREIT Unit transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (14% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange. The remaining terms on the sale restrictions range from 2 months to 6 years.
Limited Partnership
For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000. As of March 31, 2011, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements. In addition, through October 12, 2010, the Company, acting as general partner in this partnership, was obligated to advance funds to meet partnership operating deficits. As more fully described in Note 4 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2010, the Company’s general partner interest in this entity was sold on October 13, 2010, relieving the Company of the operating deficit guarantee and reducing the tax credit guarantee to a $3,000 secondary guarantee, with the new general partner assuming the operating guarantee and primary tax credit guarantee positions.
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
15. Subsequent Events
On April 19, 2011, the Company acquired a 108 unit apartment community located in Frederick, Maryland for a total purchase price of $7,000. In connection with this acquisition, closing costs of approximately $100 were incurred and will be included in other expenses for the second quarter of 2011.
On May 3, 2011, the Board of Directors declared a dividend of $0.62 per share on the Company’s common stock and approved a distribution of $0.62 per UPREIT Unit for the quarter ended March 31, 2011. This is the equivalent of an annual dividend/distribution of $2.48 per share/unit. The dividend and distribution is payable May 27, 2011, to stockholders and unitholders of record on May 17, 2011.

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
The Company intends to meet its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank line of credit, described below. The Company considers its ability to generate cash to be adequate to meet all operating requirements, including availability to pay dividends to its stockholders and make distributions to its holders of UPREIT Units in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.
In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at March 31, 2011 (no change from initial rating) is a corporate credit rating of “BBB” (Triple-B).
Cash Flow Summary
The Company’s net cash flow from operating activities was $44 million in 2011 compared to $38 million in 2010. The $6 million increase was primarily due to a $10 million increase in cash provided from more profitable operations, partially offset by timing differences in cash disbursements between periods which resulted in $4 million higher outgoing cash flow.

Liquidity and Capital Resources (continued)
Cash used in investing activities was $29 million during both 2011 and 2010. Cash outflows for capital improvements were $22 million in 2011 compared to $16 million in 2010. The increased investment in 2011 reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases. Cash outflows for additions to construction in progress were $8 million in 2011 as compared to $14 million in 2010. The lower spending on development in 2011 reflects the completion of one major project during 2011 compared to the active construction of two communities in 2010.
Net cash used in financing activities totaled $14 million in 2011. Cash flows from the sale of common stock under the ATM offering of $47 million and proceeds from stock option exercises of $4 million were more than offset by net paydown of mortgages of $20 million, net paydown on the line of credit of $14 million and distributions paid to stockholders and UPREIT unitholders of $31 million. Net cash used in financing activities totaled $9 million in 2010. Cash flows from net proceeds of the ATM common stock offering of $59 million, proceeds from stock option exercises of $1 million and net proceeds from mortgage financing of $1 million were more than offset by distributions paid to shareholders and UPREIT unitholders of $27 million, and a net paydown of $43 million on the line of credit.
Line of Credit
On February 10, 2011, the Company amended and extended its $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was scheduled to expire August 31, 2011. The amended line of credit agreement removes the 1.50% LIBOR floor contained in the earlier agreement and expires one year later on August 31, 2012, not including a one-year extension, at the Company’s option. The Company had $42.5 million outstanding under the credit facility on March 31, 2011.
Borrowings under the line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR, increasing at higher levels of indebtedness; and in all cases, without a LIBOR floor. The one-month LIBOR was 0.24% at March 31, 2011 resulting in an effective rate of 2.61% for the Company. Accordingly, increases in the one-month LIBOR will increase the Company’s interest expense and as a result will affect the Company’s results of operations and financial condition.
The Company’s line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At March 31, 2011, the Company had outstanding letters of credit of $4.5 million and the amount available on the credit facility was $128 million.
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
The Company anticipates that it will have to finance the repurchase of some of the $140 million Senior Notes in the instance that the holders exercise the contractual put option in November 2011. In this yield starved environment we believe that not all, and most likely less than half, will be put to us. The Company will finance any puts with proceeds from the line of credit, additional secured or unsecured financings and/or proceeds from the sale of stock under the ATM program.

Liquidity and Capital Resources (continued)
Indebtedness
As of March 31, 2011, the weighted average interest rate on the Company’s total indebtedness of $2.6 billion was 5.15% with staggered maturities averaging approximately seven years. Approximately 90% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.
Unencumbered Assets
The Company’s percentage of unencumbered assets of the total property pool remained stable at 21.4% and 21.7% as of March 31, 2011 and December 31, 2010, respectively. These levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement.
UPREIT Units
The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property.
Universal Shelf Registration
On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s ATM offering in the three months ended March 31, 2011 described below were made under this registration statement.
At-the-Market Equity Offering Program
On September 17, 2010, the Company initiated its second “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. During the first quarter 2011, the Company issued 841,000 shares of common stock at an average price per share of $56.51, for aggregate gross proceeds of $47.5 million and aggregate net proceeds of $46.6 million after deducting commissions and other transaction costs of approximately $0.9 million. The Company used the net proceeds from the offering for general corporate purposes, which included the repayment of debt, working capital, capital expenditures, acquisitions, development and redevelopment of apartment communities.
Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)
The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company currently meets share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company’s behalf or new stock issuances. Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”). During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares. At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market. In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during 2010 or 2011.

Liquidity and Capital Resources (continued)
Stock Repurchase Program
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2010 and through March 31, 2011. The remaining authorization level as of March 31, 2011 is 2,291,160 shares and UPREIT Units, collectively. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties. At the present time, the Company has no intention of buying back any stock or UPREIT Units during the remainder of 2011.
Acquisitions and Development
Acquisitions
After the close of the first quarter, on April 19, 2011, the Company acquired a 108 unit apartment community located in Frederick, Maryland, for a total purchase price of $7.0 million. In connection with this acquisition, closing costs of approximately $0.1 million were incurred and will be included in other expenses for the second quarter of 2011. The property was built in 1984 and consists of six garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 7.2%.
Development
As of March 31, 2011, 93.6% of the Courts at Huntington Station Phase One units were occupied. Construction on Phase Two, consisting of 219 units, has commenced and is scheduled to be completed in the second quarter of 2011. Pre-leasing has started and the Company expects to reach stabilized occupancy in approximately one year.
During the first quarter of 2011, the Company started construction on a project located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot for a total of 314 apartment units (The Apartments at Cobblestone Square). Construction of the first apartment building, along with the rail depot renovation and amenities, is slated for completion in late 2011 with initial occupancy anticipated to begin in the third quarter of 2011. The entire project is expected to be completed in the first half of 2012 for a total cost of $49 million.
The Company has one project in pre-construction development. Ripley Street, located in Silver Spring, Maryland, is an 18-story high rise development with 379 apartment units. The project is on entitled land that the Company purchased from another developer and is in the final stages of the design process. Construction is expected to begin in the second half of 2011 with initial occupancy by the end of 2012 and project completion in the second half of 2013 for a total cost of $111 million.
The Company has one project in the pre-redevelopment phase. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel consisting of 182 units, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel into approximately 1,100 units. Construction is expected to start at the earliest during late 2012 or early 2013, with a total projected cost of $315 million.
The Company has one project under contract: Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia, consisting of approximately 385 apartment units. The project is on land that the Company holds a purchase option on and is in the middle stages of the entitlement process, with all approvals expected by the end of 2011. Construction is expected to begin in the first half of 2012 and total estimated costs are approximately $79 million.

Contractual Obligations and Other Commitments
The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable. The Company’s line of credit matures in August 2012 (not including a one-year optional extension) and had $42.5 million in loans, and letters of credit totaling $4.5 million, outstanding at March 31, 2011. The $2.4 billion in mortgage notes payable have varying maturities ranging from 1 month to 23 years. The weighted average interest rate of the Company’s secured debt was 5.16% at March 31, 2011. The weighted average rate of interest on the Company’s total indebtedness of $2.6 billion at March 31, 2011 was 5.15%.
In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%. During 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes and $140 million remain outstanding at March 31, 2011. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share. The adjusted exchange price at March 31, 2011 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company for five years from their issue date, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021 by providing notice within 2 to 20 business days prior to the repurchase dates. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.
The Company leases its corporate office space from an affiliate and the office space for its regional offices from non-affiliated third parties. The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance. The regional office leases are net leases which require an annual base rent plus a pro-rata portion of real estate taxes.
The Company, through its former general partnership interest in an affordable property limited partnership, has a secondary guarantee through 2015 on certain low income housing tax credits to limited partners in this partnership totaling approximately $3 million. With respect to the guarantee of the low income housing tax credits, the new unrelated general partner assumed operating deficit guarantee and primary tax credit guarantee positions. The Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantee; therefore, no liability has been recorded in the financial statements.

Capital Improvements (dollars in thousands, except unit and per unit data)
The Company’s policy is to capitalize costs related to the acquisition, development, rehabilitation, construction and improvement of properties. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Costs incurred on a lease turnover due to normal wear and tear by the resident are expensed on the turn. Recurring capital improvements typically include appliances, carpeting and flooring, HVAC equipment, kitchen and bath cabinets, new roofs, site improvements and various exterior building improvements. Non-recurring revenue generating upgrades include community centers, new windows, and kitchen and bath apartment upgrades. Revenue generating capital improvements are expected to directly result in increased rental earnings or expense savings. The Company capitalizes interest and certain internal personnel costs related to the communities under rehabilitation and construction.
The Company estimates, that on an annual basis, $800 per unit is spent on recurring capital expenditures in 2011 and 2010. During the three months ended March 31, 2011 and 2010, approximately $200 per unit was spent on recurring capital expenditures.
The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2011 and 2010 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three months ended March 31, 2011 as follows:

	For the three months ended March 31,
	2011						2010
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$111	$3	$111	$3	$49	$1
Major building improvements	1,191	31	1,946	51	3,137	82	1,313	37
Roof replacements	200	5	—	—	200	5	195	5
Site improvements	432	11	610	16	1,042	27	1,223	34
Apartment upgrades	1,667	44	4,814	125	6,481	169	5,051	142
Appliances	1,186	31	—	—	1,186	31	1,012	28
Carpeting/flooring	2,122	55	297	8	2,419	63	1,986	55
HVAC/mechanicals	691	18	1,075	28	1,766	46	2,774	78
Miscellaneous	192	5	1,030	27	1,222	32	354	10

Totals	$7,681	$200	$9,883	$258	$17,564	$458	$13,957	$390

(a)
Calculated using the weighted average number of units owned, including 35,798 core units and 2010 acquisition units of 2,614 for the three months ended March 31, 2011; and 35,798 core units for the three months ended March 31, 2010.

Capital Improvements (continued)
The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended March 31,
	2011						2010
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$7,159	$200	$8,486	$238	$15,645	$438	$13,957	$390
2010 Acquisition Communities	522	200	1,397	534	1,919	734	—	—

Sub-total	7,681	200	9,883	258	17,564	458	13,957	390
Corporate office expenditures(b)	—	—	—	—	678	—	911	—

Totals	$7,681	$200	$9,883	$258	$18,242	$458	$14,868	$390

(a)
Calculated using the weighted average number of units owned, including 35,798 core units and 2010 acquisition units of 2,614 for the three months ended March 31, 2011; and 35,798 core units for the three months ended March 31, 2010.

(b)
No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

Results of Operations (dollars in thousands, except unit and per unit data)
Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI. The Company uses this measure to compare its performance to that of its peer group. For a reconciliation of NOI to income from continuing operations, please refer to Note 12 to the Consolidated Financial Statements of this Form 10-Q.
Comparison of three months ended March 31, 2011 to the same period in 2010
The Company had 104 apartment communities with 35,798 units which were owned during the three months ended March 31, 2011 and 2010 (the “Core Properties”). The Company acquired nine apartment communities with 2,614 units and placed into service another 449 units at two development communities during 2010 (the “Acquisition Communities”). The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three months ended March 31, 2011.
On October 13, 2010, the Company sold its general partnership interest in one investment where the Company was the managing general partner and was determined to be a variable interest entity. The result of this sale is classified as discontinued operations and is not included in the table below.

Results of Operations (continued)
A summary of the net operating income for Core Properties is as follows:

	Three Months
	2011	2010	$ Change	% Change
Rent	$116,399	$113,185	$3,214	2.8%
Utility recovery revenue	7,917	7,684	233	3.0%

Rent including recoveries	124,316	120,869	3,447	2.9%
Property other income	5,437	4,914	523	10.6%

Total revenue	129,753	125,783	3,970	3.2%
Operating and maintenance	(53,760)	(55,930)	2,170	3.9%

Net operating income	$75,993	$69,853	$6,140	8.8%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months
	2011	2010	$ Change	% Change
Rent	$127,421	$113,199	$14,222	12.6%
Utility recovery revenue	8,057	7,684	373	4.9%

Rent including recoveries	135,478	120,883	14,595	12.1%
Property other income	5,867	4,926	941	19.1%

Total revenue	141,345	125,809	15,536	12.3%
Operating and maintenance	(58,279)	(56,028)	(2,251)	(4.0%)

Net operating income	$83,066	$69,781	$13,285	19.0%

Of the $14,222 increase in rental income, $11,008 is attributable to the Acquisition Communities. The balance, an increase of $3,214, relates to a 2.8% increase from the Core Properties as the result of an increase of 2.2% in weighted average rental rates from $1,126 to $1,151 per apartment unit, and by a 0.6% increase in economic occupancy from 93.6% to 94.2%. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $373 increase in utility recovery revenue, $233 is attributable to the Core Properties, and $140 is attributable to the Acquisition Communities.
Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $941. Of this increase, $418 is attributable to the Acquisition Communities, and $523 is attributable to the Core Properties due mainly to volume purchasing discounts received in the current period as well as increases in renters insurance door fees and pet charges.
Of the $2,251 increase in operating and maintenance expenses, $4,421 is attributable to the Acquisition Communities; offset by a $2,170 decrease attributable to the Core Properties. The decrease in Core Properties is primarily due to decreases in property insurance, snow removal costs, and natural gas heating costs; partially offset by increases in water & sewer costs.
Property insurance decreased by $1,307, or 44.2%, due in part to a favorable change of $721 in the self-insurance reserves as a result of a $349 increase last year compared to a $372 decrease this year. The current period reserve decrease is a direct result of the Company’s focus on settling older claims where the number of open claims has dropped approximately 33% from the prior year. The lower number of open claims has had a favorable impact on the estimated required reserves in 2011. The decrease before reserve adjustments of $586, or 19.8%, is reflective of the increased emphasis on preventing losses at the communities through safety training programs and the installation of in-unit fire extinguishers for every apartment unit.
Snow removal costs were down $493, or 26.0%, as most of our Mid-Atlantic region properties suffered from record storms in the first quarter 2010.

Results of Operations (continued)
Natural gas heating costs were down $473, or 6.0%, from a year ago due to lower commodity rates and consumption. For the first quarter 2011, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $9.06 per decatherm, compared to $9.54 per decatherm for the 2010 period, a 5.0% decrease.
Water & sewer costs increased $301, or 7.9%, primarily due to municipalities increasing rates. The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.
General and administrative expenses increased in 2011 by $679, or 12.2%. General and administrative expenses as a percentage of total revenues were 4.4% for both 2011 and 2010. The cost of the incentive bonus was up $272, or 69.2%, as compared to 2010, reflecting the Company’s favorable operating performance versus its peers. Stock-based compensation costs were up $216 primarily due to the impact of employees nearing retirement age vesting over one less year. Also included in 2011 are $89 of abandoned pursuit costs.
Interest expense increased by $2,846, or 9.4%, in 2011 primarily as a result of interest expense on the new debt of the Acquisition Communities. The average line of credit borrowing in 2011 was $51,216 compared to $35,224 in 2010; however, the interest expense was $560 in both periods, due to the impact of the lower effective interest rate in 2011 resulting from the line of credit amendment in February 2011, which removed the previous LIBOR floor of 1.50%.
Depreciation and amortization expense increased $4,366, or 14.5%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.
Other expenses of $10 are additional property acquisition costs from the Acquisition Communities.
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
FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.
FFO falls within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. The Company also uses these measures to compare its performance to that of its peer group.

Funds From Operations (continued)
The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three months ended March 31, 2011 and 2010 are presented below (in thousands):

	Three Months
	2011	2010
Net income attributable to common stockholders	$7,224	$2,637
Real property depreciation and amortization	33,815	29,723
Noncontrolling interest	2,139	874
Loss (gain) on disposition of property	—	11

FFO — Basic and Diluted, as defined by NAREIT	$43,178	$33,245

Weighted average common shares/units outstanding (1):
Basic	49,292.6	46,595.9

Diluted	49,948.2	47,032.3

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.
All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.
Covenants
The credit agreement relating to the Company’s line of credit provides for the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for all periods presented. The line of credit has not been used for long-term financing but adds a certain amount of flexibility, especially in meeting the Company’s acquisition goals. Many times it is easier to temporarily finance an acquisition, development or stock repurchases by short-term use of the line of credit, with long-term secured financing or other sources of capital replenishing the line of credit availability.

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
Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In the fourth quarter of 2007, throughout 2008, 2009 and continuing into 2010, the sub-prime issue put significant pressure on the mortgage lending industry. This led to problems in the financial system which developed into the worst recession since the Great Depression. The credit markets tightened, consumer confidence plunged and unemployment soared. Despite this, the Company continued to receive favorable financing at market rates of interest, including the amendment and extension of the line of credit in 2011 at rates 40% lower than the prior agreement. Its average physical occupancy of 95.0% in 2008, 94.9% in 2009, 95.2% in 2010 and 95.3% in the first quarter of 2011 were the highest since 2000. Financial performance continued strong, leading the public multifamily sector in same-store NOI growth in 2009 and 2010, reflecting the stability of our geographic markets and business model. Beginning in 2011, we see an improving economic climate leading to job growth which typically results in household formations. At the same time the supply of new multi-family units is somewhat constrained, which could further boost our occupancy and enhance the Company’s ability to raise rents and deliver upgraded units into a more favorable rental climate. In light of this, we will continue to review our business strategy throughout the year.
Dividends and Distributions
On May 3, 2011, the Board of Directors declared a dividend of $0.62 per share on the Company’s common stock and approved a distribution of $0.62 per UPREIT Unit for the quarter ended March 31, 2011. This is the equivalent of an annual dividend/distribution of $2.48 per share/unit. The dividend and distribution is payable May 27, 2011, to stockholders and unitholders of record on May 17, 2011.
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
Recently Adopted and Recently Issued Accounting Standards
Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to the Consolidated Financial Statements, Note 3.

HOME PROPERTIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At March 31, 2011 and December 31, 2010, approximately 90% of the Company’s secured and unsecured debt bore interest at fixed rates, and approximately 85% and 84%, respectively, of the Company’s debt was secured and bore interest at fixed rates. The secured fixed rate debt had weighted average maturities of approximately 6.28 years and 6.52 years and a weighted average interest rate of approximately 5.36% at March 31, 2011 and December 31, 2010, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of approximately 7.17 and 7.05 years and a weighted average interest rate of 3.00% at March 31, 2011 and December 31, 2010, respectively. The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition, development or stock repurchase with the intention to refinance at a later date. The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.
At March 31, 2011 and December 31, 2010, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.44 billion and $2.48 billion, respectively, compared to its carrying amount of $2.40 billion and $2.42 billion. The Company estimates that a 100 basis point increase in market interest rates at March 31, 2011 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.33 billion and would result in $2.0 million higher interest expense on the variable rate secured debt on an annualized basis. At March 31, 2011 and December 31, 2010, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.63 billion and $2.68 billion, respectively, compared to its carrying amount of $2.59 billion and $2.62 billion.
The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units. As of March 31, 2011, the Company had no other material exposure to market risk.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the officers who certify the Company’s financial reports and to the other members of senior management and the Board of Directors.
The principal executive officer and principal financial officer evaluated, as of March 31, 2011, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.
There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2010. There have been no material changes in these risk factors during the three months ended March 31, 2011 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase. At March 31, 2011, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program and during the three months ended March 31, 2011, the Company did not repurchase any shares under the Company Program.
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
During the quarter ended March 31, 2011, and as permitted by the Company’s Stock Benefit Plan, 11,466 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise. These shares were returned to the status of authorized but unissued shares.
The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended March 31, 2011:

			Maximum
			shares/units
	Total	Average	available under
	shares/units	price per	the Company
Period	purchased	share/unit	Program
Balance January 1, 2011:			2,291,160
January 2011	—	$—	2,291,160
February 2011	7,090	57.41	2,291,160
March 2011	4,376	56.84	2,291,160

Balance March 31, 2011:	11,466	$57.19	2,291,160

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1
First Amendment to Credit Agreement, dated as of February 10, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Home Properties, Inc. on February 16, 2011 (the “February 16, 2011 8-K”))

10.2	Amended and Restated Executive Retention Plan*** (incorporated by reference to Exhibit 10.2 to the February 16, 2011 8-K)

10.3	Executive Stock Ownership Guidelines, adopted February 12, 2011 (incorporated by reference to Exhibit 99.1 of the February 16, 2011 8-K)

10.4	Changes to Compensation Arrangements for Named Executive Officers*** (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Home Properties, Inc. on May 5, 2011 (the “May 5, 2011 8-K”))

10.5	Changes to Compensation Arrangements for Non-Employee Directors*** (incorporated by reference to Exhibit 10.2 to the May 5, 2011 8-K)

10.6	Home Properties, Inc. Incentive Compensation Plan*** (incorporated by reference to Exhibit 10.3 to the May 5, 2011 8-K)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101
XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. **

*	Filed herewith

**	Furnished herewith

***	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC. (Registrant)
Date: May 6, 2011

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date: May 6, 2011

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and Chief Financial Officer