Form 10-Q
period 2011-06-30
HOME PROPERTIES INC
filed 2011-08-08
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 27, 2011
$.01 par value	41,003,873

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Real estate:
Land	$608,265	$589,359
Construction in progress	94,906	119,992
Buildings, improvements and equipment	3,745,650	3,668,379

	4,448,821	4,377,730
Less: accumulated depreciation	(909,952)	(841,801)

Real estate, net	3,538,869	3,535,929
Cash and cash equivalents	32,463	10,782
Cash in escrows	37,475	34,070
Accounts receivable	12,862	12,540
Prepaid expenses	12,291	17,662
Deferred charges	13,541	15,079
Other assets	11,195	8,641

Total assets	$3,658,696	$3,634,703

LIABILITIES AND EQUITY
Mortgage notes payable	$2,395,783	$2,424,214
Exchangeable senior notes	139,305	138,218
Line of credit	—	56,500
Accounts payable	18,280	20,935
Accrued interest payable	11,202	11,389
Accrued expenses and other liabilities	27,223	28,730
Security deposits	19,602	19,583

Total liabilities	2,611,395	2,699,569

Commitments and contingencies
Equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 40,927,363 and 37,949,229 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	409	379
Excess stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,183,278	1,047,325
Distributions in excess of accumulated earnings	(359,428)	(326,811)

Total common stockholders’ equity	824,259	720,893
Noncontrolling interest	223,042	214,241

Total equity	1,047,301	935,134

Total liabilities and equity	$3,658,696	$3,634,703

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands, except share and per share data)

(Unaudited)

	2011	2010
Revenues:
Rental income	$129,764	$115,570
Property other income	10,906	9,346
Other income	17	30

Total revenues	140,687	124,946

Expenses:
Operating and maintenance	53,721	49,729
General and administrative	8,826	7,111
Interest	32,800	29,669
Depreciation and amortization	34,735	30,685
Other expenses	99	622

Total expenses	130,181	117,816

Income from continuing operations	10,506	7,130

Discontinued operations:
Income (loss) from discontinued operations	—	(349)
Gain (loss) on disposition of property	—	(2)

Discontinued operations	—	(351)

Net income	10,506	6,779
Net income attributable to noncontrolling interest	(2,311)	(1,611)

Net income attributable to common stockholders	$8,195	$5,168

Basic earnings per share:
Income from continuing operations	$0.21	$0.15
Discontinued operations	—	(0.01)

Net income attributable to common stockholders	$0.21	$0.14

Diluted earnings per share:
Income from continuing operations	$0.20	$0.15
Discontinued operations	—	(0.01)

Net income attributable to common stockholders	$0.20	$0.14

Weighted average number of shares outstanding:
Basic	39,479,163	36,795,326

Diluted	40,230,430	37,247,152

Dividends declared per share	$0.62	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands, except share and per share data)

(Unaudited)

	2011	2010
Revenues:
Rental income	$257,185	$228,769
Property other income	24,830	21,956
Other income	70	88

Total revenues	282,085	250,813

Expenses:
Operating and maintenance	112,000	105,756
General and administrative	15,062	12,668
Interest	65,831	59,854
Depreciation and amortization	69,214	60,798
Other expenses	109	623

Total expenses	262,216	239,699

Income from continuing operations	19,869	11,114

Discontinued operations:
Income (loss) from discontinued operations	—	(811)
Gain (loss) on disposition of property	—	(13)

Discontinued operations	—	(824)

Net income	19,869	10,290
Net income attributable to noncontrolling interest	(4,450)	(2,485)

Net income attributable to common stockholders	$15,419	$7,805

Basic earnings per share:
Income from continuing operations	$0.40	$0.24
Discontinued operations	—	(0.02)

Net income attributable to common stockholders	$0.40	$0.22

Diluted earnings per share:
Income from continuing operations	$0.39	$0.23
Discontinued operations	—	(0.02)

Net income attributable to common stockholders	$0.39	$0.21

Weighted average number of shares outstanding:
Basic	38,742,875	35,894,052

Diluted	39,407,499	36,304,286

Dividends declared per share	$1.24	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands, except share data)

(Unaudited)

				Distributions
			Additional	in Excess of
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Totals

Balance, January 1, 2010	34,655,428	$347	$922,078	$(261,313)	$226,962	$888,074
Comprehensive income:
Net income	—	—	—	20,081	6,237	26,318
Issuance of common stock, net	2,827,856	28	123,728	—	—	123,756
Stock-based compensation	6,206	—	7,647	—	—	7,647
Repurchase of common stock	(68,265)	(1)	(3,273)	—	—	(3,274)
Conversion of UPREIT Units for common stock	528,004	5	10,229	—	(10,234)	0
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(13,084)	—	13,084	0
Dividends and distributions paid	—	—	—	(85,579)	(26,653)	(112,232)

Balance, December 31, 2010	37,949,229	$379	$1,047,325	$(326,811)	$214,241	$935,134
Comprehensive income:
Net income	—	—	—	15,419	4,450	19,869
Issuance of common stock, net	2,819,672	29	152,295	—	—	152,324
Stock-based compensation	21,457	—	6,233	—	—	6,233
Repurchase of common stock	(72,196)	(1)	(4,333)	—	—	(4,334)
Conversion of UPREIT Units for common stock	209,201	2	4,007	—	(4,009)	0
Adjustment of noncontrolling interest	—	—	(22,249)	—	22,249	0
Dividends and distributions paid	—	—	—	(48,036)	(13,889)	(61,925)

Balance, June 30, 2011	40,927,363	$409	$1,183,278	$(359,428)	$223,042	$1,047,301

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$19,869	$10,290

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,201	64,121
Amortization of senior note debt discount	1,087	1,026
Loss on disposition of property	—	13
Stock-based compensation	6,233	4,347
Changes in assets and liabilities:
Cash in escrows, net	(3,047)	(1,551)
Other assets	994	4,225
Accounts payable and accrued liabilities	(3,649)	(1,750)

Total adjustments	72,819	70,431

Net cash provided by operating activities	92,688	80,721

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed and UPREIT Units issued	(6,968)	(30,941)
Additions to properties	(48,729)	(38,083)
Additions to construction in progress	(16,444)	(23,645)
Additions to predevelopment	(291)	—
Payments for sale of properties, net	—	(13)
Proceeds from note receivable	1,015	—
Additions to cash in escrows, net	(356)	(2,632)

Net cash used in investing activities	(71,773)	(95,314)

Cash flows from financing activities:
Proceeds from sale of common stock, net	152,324	113,893
Repurchase of common stock	(4,334)	(2,248)
Proceeds from mortgage notes payable	—	121,454
Payments of mortgage notes payable	(28,431)	(117,595)
Proceeds from line of credit	126,000	111,500
Payments on line of credit	(182,500)	(156,000)
Payments of deferred loan costs, net	(366)	(1,411)
Additions to cash in escrows, net	(2)	(2)
Dividends and distributions paid	(61,925)	(55,352)

Net cash provided by financing activities	766	14,239

Net increase (decrease) in cash and cash equivalents	21,681	(354)
Cash and cash equivalents:
Beginning of year	10,782	8,809

End of period	$32,463	$8,455

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed with property acquisitions	$—	$20,238
Issuance of UPREIT Units associated with property acquisition	—	4,845
Exchange of UPREIT Units for common stock	4,009	5,810
Transfers of construction in progress to land and buildings, improvements and equipment	41,228	—
Additions to properties and construction in progress included in accounts payable	4,755	5,798

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

1. Organization and Basis of Presentation

Organization

Home Properties, Inc. (the “Company”) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in selected Northeast and Mid-Atlantic regions of the United States. The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of June 30, 2011, the Company owned and operated 116 apartment communities with 39,191 apartments.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the three and six months ended June 30, 2011 and 2010, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 78.7% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at June 30, 2011 (77.1% at December 31, 2010). The remaining 21.3% is included as noncontrolling interest in these consolidated financial statements at June 30, 2011 (22.9% at December 31, 2010). The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (“HPRS”). HPRS is a wholly owned subsidiary of the Company. All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

2. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

3. Earnings Per Common Share

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

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

3. Earnings Per Common Share (continued)

The calculation of the basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months		Six Months
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$10,506	$7,130	$19,869	$11,114
Less: Income from continuing operations attributable to noncontrolling interest	(2,311)	(1,694)	(4,450)	(2,686)

Income from continuing operations attributable to common stockholders	$8,195	$5,436	$15,419	$8,428

Discontinued operations	$—	$(351)	$—	$(824)
Less: Discontinued operations attributable to noncontrolling interest	—	83	—	201

Discontinued operations attributable to common stockholders	$—	$(268)	$—	$(623)

Denominator:
Basic weighted average number of common shares outstanding	39,479,163	36,795,326	38,742,875	35,894,052
Effect of dilutive stock options	669,510	396,835	598,630	369,871
Effect of phantom and restricted shares	81,757	54,991	65,994	40,363

Diluted weighted average number of common shares outstanding	40,230,430	37,247,152	39,407,499	36,304,286

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.21	$0.15	$0.40	$0.24
Discontinued operations	—	(0.01)	—	(0.02)

Net income attributable to common stockholders	$0.21	$0.14	$0.40	$0.22

Diluted earnings per share:
Income from continuing operations	$0.20	$0.15	$0.39	$0.23
Discontinued operations	—	(0.01)	—	(0.02)

Net income attributable to common stockholders	$0.20	$0.14	$0.39	$0.21

Unexercised stock options to purchase 166,810 and 1,786,663 shares of the Company’s common stock for the three months ended June 30, 2011 and 2010, respectively, and 172,810 and 1,795,301 shares of the Company’s common stock for the six months ended June 30, 2011 and 2010, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive. Also, in conjunction with the issuance of the exchangeable senior notes, there were 331,257 potential shares issuable under certain circumstances, of which all are considered antidilutive as of June 30, 2011 and 2010.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

4. Notes Receivable

On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction. Both notes were in default. They were purchased at face value plus accrued interest and late fees and were secured by real property. One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011. The remaining note, purchased for $418 is secured by vacant land. In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of the investment in the note receivable. Interest income, if any, will be recognized on the cost recovery method. As of June 30, 2011, there was no impairment recognized and no interest income recorded on the remaining note. The remaining note receivable of $424 is included in other assets on the Consolidated Balance Sheet as of June 30, 2011.

5. Acquisitions

On April 19, 2011, the Company acquired a 108 unit apartment community located in Frederick, Maryland for a total purchase price of $7,000. In connection with this acquisition, closing costs of approximately $90 were incurred and are included in other expenses for the second quarter of 2011.

6. Development

During 2008, the Company started construction on a project located in Alexandria, Virginia, consisting of four, four-story buildings with 421 units (Courts at Huntington Station) being built in two phases. As of June 30, 2011, phase one, consisting of two buildings with 202 units was complete and there were 181 units rented and occupied, with another 12 units pre-leased. Construction on the second phase (two buildings with 219 units) is nearing completion with 27 units reaching substantial completion of which 26 are rented and occupied and another 44 units are pre-leased. The construction in progress for this development was $51,875 as of June 30, 2011.

During the first quarter of 2011, the Company started construction on a project located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot for a total of 314 apartment units (The Apartments at Cobblestone Square). Construction of the first apartment building, along with the rail depot renovation and amenities, is expected to be completed in late 2011 with initial occupancy anticipated to begin in the third quarter of 2011. The entire project is expected to be completed in the first half of 2012. The construction in progress for this development was $19,518 as of June 30, 2011.

The Company has one project in pre-construction development. Ripley Street, located in Silver Spring, Maryland, is a 379 apartment unit development consisting of two buildings: a 21 story high-rise and a 5 story mid-rise. The project is on entitled land that the Company purchased from another developer and is in the final stages of the design process. The construction in progress for this development, consisting mostly of land value, was $23,513 as of June 30, 2011.

The Company has one project in the pre-redevelopment phase. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel consisting of 182 units, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel into approximately 1,100 units. Construction is expected to start at the earliest during late 2012 or early 2013, with a total projected cost of $315,000. The cost associated with this project was $3,419 as of June 30, 2011 and is included in other assets.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

7. Exchangeable Senior Notes

In October 2006, the Company issued $200,000 of exchangeable senior notes under an Indenture Agreement (the “Indenture”), with a coupon rate of 4.125% (“Senior Notes”). In the fourth quarter of 2008, the Company repurchased $60,000 principal amount of the Senior Notes, leaving $140,000 outstanding. The Senior Notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend per the Indenture of $0.64 per share. The notes are not redeemable at the option of the Company until November 6, 2011, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021 by providing notice within 2 to 20 business days prior to the repurchase dates. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date. The notes are structurally subordinated to the secured indebtedness of the Company. The Company is not subject to any financial covenants under the Indenture. In addition, the Indenture will not restrict the ability to pay distributions, incur debt or issue or repurchase securities.

The following table provides information about the Senior Notes as of June 30, 2011 and December 31, 2010:

	2011	2010
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(695)	(1,782)

Carrying amount of liability component	$139,305	$138,218

Carrying amount of equity component	$13,950	$13,950

The following table provides information about the Senior Notes for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	2011	2010	2011	2010
Coupon interest	$1,444	$1,444	$2,887	$2,887
Issuance cost amortization	137	137	273	273
Discount amortization	548	518	1,087	1,026

Total interest expense	$2,129	$2,099	$4,247	$4,186

The effective interest rate was 5.75% and the conversion price per share, as adjusted, was $72.87 for the three and six months ended June 30, 2011 and 2010.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

8. Line of Credit

On February 10, 2011, the Company amended and extended its $175,000 unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was scheduled to expire August 31, 2011. The amended line of credit agreement removes the 1.50% LIBOR floor contained in the earlier agreement and expires August 31, 2012, not including a one-year extension at the Company’s option. The Company had no outstanding balance under the credit facility on June 30, 2011. Borrowings under the line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR, increasing at higher levels of indebtedness; and in all cases, without a LIBOR floor. The one-month LIBOR was 0.25% at June 30, 2011, resulting in an effective rate of 2.55% for the Company.

The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements. The Company was in compliance with these financial covenants for the six months ended June 30, 2011.

The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At June 30, 2011, the Company had outstanding letters of credit of $6,797 and the amount available on the credit facility was $168,203.

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

At June 30, 2011 and December 31, 2010, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2,599,126 and $2,678,524, respectively, compared to its carrying amount of $2,535,088 and $2,618,932, respectively.

10. Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $1,426 and $2,745 for the three months ended June 30, 2011 and 2010, respectively; and $2,852 and $5,561 for the six months ended June 30, 2011 and 2010, respectively.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

11. Stockholders’ Equity

At-the-Market Equity Offering Program

On September 17, 2010, the Company initiated its second “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. The following summarizes issuances of common stock from this program since inception through June 30, 2011:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65

Total	2,326,707	$137,626	$134,871	$59.15

In addition, the Company issued an additional 35,000 shares of common stock at an average price per share of $60.15, for aggregate gross proceeds of $2,105 with a trade date in June 2011 and a settlement date in July 2011. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $42 were $2,063. The Company includes only share issuances that have settled in the calculation of shares outstanding at June 30, 2011.

Dividends and Distributions

On May 27, 2011, the Company paid a dividend in the amount of $0.62 per share of common stock to stockholders and a distribution of $0.62 per UPREIT Unit to unitholders of record as of the close of business on May 17, 2011.

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

The revenues and net operating income for each of the operating segments are summarized for the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Revenues:
Apartments owned
Core properties	$128,512	$123,600	$258,265	$249,383
Non-core properties	12,158	1,316	23,750	1,342
Reconciling items	17	30	70	88

Total revenues	$140,687	$124,946	$282,085	$250,813

Net operating income:
Apartments owned
Core properties	$79,430	$74,754	$155,422	$144,604
Non-core properties	7,519	433	14,593	365
Reconciling items	17	30	70	88

Net operating income, including reconciling items	86,966	75,217	170,085	145,057
General and administrative expenses	(8,826)	(7,111)	(15,062)	(12,668)
Interest expense	(32,800)	(29,669)	(65,831)	(59,854)
Depreciation and amortization	(34,735)	(30,685)	(69,214)	(60,798)
Other expenses	(99)	(622)	(109)	(623)

Income from continuing operations	$10,506	$7,130	$19,869	$11,114

The assets for each of the reportable segments are summarized as follows as of June 30, 2011 and December 31, 2010:

Assets:	2011	2010
Apartments owned
Core properties	$2,931,725	$2,950,884
Non-core properties	607,144	585,045
Reconciling items	119,827	98,774

Total assets	$3,658,696	$3,634,703

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

Included in discontinued operations for the three and six months ended June 30, 2010 are the operating results of one variable interest entity for which the Company’s general partnership interest was sold in 2010. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

The operating results of discontinued operations are summarized for the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Revenues:
Rental income	$—	$1,069	$—	$2,184
Property other income	—	16	—	36

Total revenues	—	1,085	—	2,220

Expenses:
Operating and maintenance	—	897	—	1,962
Interest expense, including prepayment penalties	—	258	—	508
Depreciation and amortization	—	279	—	561

Total expenses	—	1,434	—	3,031

Income (loss) from discontinued operations	$—	$(349)	$—	$(811)

14. Commitments and Contingencies

Letters of Credit

As of June 30, 2011, the Company had issued $6,797 in letters of credit, which were provided under the Company’s $175,000 unsecured line of credit agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies, and construction projects.

Debt Covenants

The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.

Included in the Company’s Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 are assets of Home Properties Fair Oaks, LLC, owner of the Courts at Fair Oaks, Fairfax, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

14. Commitments and Contingencies (continued)

Tax Protection Obligations

In connection with certain UPREIT Unit transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (13% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange. The remaining terms on the sale restrictions range from 8 months to 6 years.

Limited Partnership

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000. In addition, through October 12, 2010, the Company, acting as general partner in this partnership, was obligated to advance funds to meet partnership operating deficits. As more fully described in Note 4 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2010, the Company’s general partner interest in this entity was sold on October 13, 2010, relieving the Company of the operating deficit guarantee and reducing the tax credit guarantee to a $3,000 secondary guarantee, with the new general partner assuming the operating guarantee and primary tax credit guarantee positions. As of June 30, 2011, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

15. Subsequent Events

On July 14, 2011, the Company acquired a 203 unit apartment community located in West Chester, PA for a total purchase price of $24,600. In connection with this acquisition, closing costs of approximately $315 were incurred and will be included in other expenses for the third quarter of 2011.

On July 15, 2011, the Company acquired a 302 unit apartment community located in Shrewsbury, MA for a total purchase price of $40,500. In connection with this acquisition, closing costs of approximately $60 were incurred and will be included in other expenses for the third quarter of 2011.

On August 3, 2011, the Board of Directors declared a dividend of $0.62 per share on the Company’s common stock and approved a distribution of $0.62 per UPREIT Unit for the quarter ended June 30, 2011. This is the equivalent of an annual dividend/distribution of $2.48 per share/unit. The dividend and distribution is payable August 26, 2011, to stockholders and unitholders of record on August 16, 2011.

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

Liquidity and Capital Resources

General

The Company’s principal liquidity demands are expected to be distributions to the common stockholders and holders of UPREIT Units, capital improvements and repairs and maintenance for its properties, acquisition and development of additional properties and debt repayments, including any exchangeable senior notes that may be put to or called by the Company. The Company may also acquire equity ownership in other public or private companies that own and manage portfolios of apartment communities.

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at June 30, 2011 (no change from initial rating) is a corporate credit rating of “BBB” (Triple B).

Cash Flow Summary

The Company’s net cash flow from operating activities was $93 million in the first six months of 2011 compared to $81 million in the first six months of 2010. The $12 million increase was primarily due to a $10 million increase in cash provided from more profitable operations, as more fully described in the “Results of Operations” below.

Liquidity and Capital Resources (continued)

Cash used in investing activities was $72 million during 2011 compared to $95 million in 2010. Cash outflows for capital improvements were $49 million in 2011 compared to $38 million in 2010. The increased investment in 2011 reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases. Cash outflows for additions to construction in progress were $16 million in 2011 as compared to $24 million in 2010. The lower spending on development in 2011 reflects the completion of one major project during 2011 compared to the active construction of two communities in 2010. Cash outflows for the purchase of properties were $7 million in 2011 and $31 million in 2010, reflective of the communities acquired which are further described in the acquisitions section below.

Net cash provided by financing activities totaled $1 million in 2011. Cash flows from the sale of common stock under the ATM offering of $135 million and proceeds from stock option exercises of $13 million during the period were used for net paydown of mortgages of $28 million, net paydown on the line of credit of $57 million and distributions paid to stockholders and UPREIT unitholders of $62 million. Net cash provided by financing activities totaled $14 million in 2010. Cash flows from net proceeds of the ATM common stock offering of $108 million, proceeds from stock option exercises of $6 million and net proceeds from mortgage financing of $4 million were partially offset by distributions paid to shareholders and UPREIT unitholders of $55 million, and a net paydown of $44 million on the line of credit.

Line of Credit

On February 10, 2011, the Company amended and extended its $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was scheduled to expire August 31, 2011. The amended line of credit agreement removes the 1.50% LIBOR floor contained in the earlier agreement and expires one year later on August 31, 2012, not including a one-year extension at the Company’s option. The Company had no borrowings outstanding under the credit facility on June 30, 2011.

Borrowings under the line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR, increasing at higher levels of indebtedness; and in all cases, without a LIBOR floor. The one-month LIBOR was 0.25% at June 30, 2011 resulting in an effective rate of 2.55% for the Company. Accordingly, increases in the one-month LIBOR will increase the Company’s interest expense and as a result will affect the Company’s results of operations and financial condition.

The Company’s line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At June 30, 2011, the Company had outstanding letters of credit of $6.8 million and the amount available on the credit facility was $168.2 million.

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

The Indenture under which the Senior Notes were issued permits the holders of the Senior Notes to put them to the Company at 100% of the principal amount on November 1, 2011, and also permits the Company to call the Senior Notes for redemption at the same price beginning November 6, 2011. The Company is evaluating whether to exercise the call feature of the $140 million Senior Notes in November 2011. If the decision were made to call the Senior Notes, the Company would finance the transaction with proceeds from the line of credit, additional unsecured financings and/or proceeds from the sale of stock.

Liquidity and Capital Resources (continued)

Indebtedness

As of June 30, 2011, the weighted average interest rate on the Company’s total indebtedness of $2.5 billion was 5.18% with staggered maturities averaging approximately seven years. Approximately 92% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The Company’s percentage of unencumbered assets of the total property pool remained stable at 21.6% and 21.7% as of June 30, 2011 and December 31, 2010, respectively. These levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property. During the first six months of 2011, no UPREIT Units were issued.

Universal Shelf Registration

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s ATM offering in the six months ended June 30, 2011, as described below, were made under this registration statement.

At-the-Market Equity Offering Program

On September 17, 2010, the Company initiated its second “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. During the first half 2011, the Company issued 2,326,707 shares of common stock at an average price per share of $59.15, for aggregate gross proceeds of $137.6 million and aggregate net proceeds of $134.9 million after deducting commissions and other transaction costs of approximately $2.7 million. In addition, the Company issued an additional 35,000 shares of common stock at an average price per share of $60.15, for aggregate gross and net proceeds of $2.1 million with a trade date in June 2011 and a settlement date in July 2011. The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

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

Liquidity and Capital Resources (continued)

Stock Repurchase Program

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2010 and through June 30, 2011. The remaining authorization level as of June 30, 2011 is 2,291,160 shares and UPREIT Units, collectively. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties. At the present time, the Company has no intention of buying back any stock or UPREIT Units during the remainder of 2011.

Acquisitions and Development

Acquisitions

On April 19, 2011, the Company acquired a 108 unit apartment community located in Frederick, Maryland, for a total purchase price of $7.0 million. In connection with this acquisition, closing costs of approximately $0.1 million were incurred and are included in other expenses for the second quarter of 2011. The property was built in 1984 and consists of six garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 7.2%.

On July 14, 2011, the Company acquired a 203 unit apartment community located in West Chester, PA, for a total purchase price of $24.6 million. In connection with this acquisition, closing costs of approximately $0.3 million were incurred and will be included in other expenses for the third quarter of 2011. The property was built in 1968 and consists of nineteen garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.7%.

On July 15, 2011, the Company acquired a 302 unit apartment community located in Shrewsbury, MA, for a total purchase price of $40.5 million. In connection with this acquisition, closing costs of approximately $0.1 million were incurred and will be included in other expenses for the third quarter of 2011. The property was built in 1991 and consists of ten garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.9%.

Development

As of June 30, 2011, 90% of the Courts at Huntington Station Phase One units were occupied. Construction on Phase Two, consisting of 219 units, is nearly complete with 32% of the units either occupied or pre-leased, and the Company expects to reach stabilized occupancy in approximately one year.

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

The Company has one project in pre-construction development. Ripley Street, located in Silver Spring, Maryland, is a 379 apartment unit development consisting of two buildings: a 21 story high-rise and a 5 story mid-rise. The project is on entitled land that the Company purchased from another developer and is in the final stages of the design process. Construction is expected to begin in the second half of 2011 with initial occupancy by the end of 2012 and project completion in the second half of 2013 for a total cost of $111 million.

Acquisitions and Development (continued)

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

The Company has two land parcels under contract. Courts at Spring Mill Station is located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The project is on land that the Company holds a purchase option on and is in the middle stages of the entitlement process for approximately 385 apartment units, with all approvals expected by the end of 2011. Construction is expected to begin in the first half of 2012 and total estimated costs are approximately $79 million.

The Company also has land under contract in Fairfax County, VA. This project involves an entitled land parcel on which the Company is working with the seller to process a rezoning application to develop a podium style project with a total of approximately 600 wood-framed mid-rise and concrete high-rise units. Closing will occur after the seller obtains final zoning approval for the project, probably by the fourth quarter of 2012. Construction is expected to begin in the first quarter of 2014 with a total projected cost of $205 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable. The Company’s line of credit matures in August 2012 (not including a one-year optional extension) and had no borrowings outstanding at June 30, 2011. The $2.4 billion in mortgage notes payable have varying maturities ranging from 5 months to 23 years. The weighted average interest rate of the Company’s secured debt was 5.15% at June 30, 2011. The weighted average rate of interest on the Company’s total indebtedness of $2.5 billion at June 30, 2011 was 5.18%.

In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%. During 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes and $140 million remain outstanding at June 30, 2011. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share. The adjusted exchange price at June 30, 2011 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company until November 6, 2011, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021 by providing notice within 2 to 20 business days prior to the repurchase dates. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

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

The Company estimates, that on an annual basis, $800 per unit is spent on recurring capital expenditures in 2011 and 2010. During the three and six months ended June 30, 2011 and 2010, approximately $200 and $400 per unit, respectively, was spent on recurring capital expenditures.

The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2011 and 2010 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and six months ended June 30, 2011 as follows:

	For the three months ended June 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
New buildings	$—	$—	$300	$8	$300	$8	$36	$1
Major building improvements	1,194	31	3,241	84	4,435	115	3,712	103
Roof replacements	435	11	1,131	29	1,566	40	774	21
Site improvements	433	11	4,417	115	4,850	126	2,251	62
Apartment upgrades	1,021	27	9,120	237	10,141	264	7,509	208
Appliances	1,605	42	1	—	1,606	42	1,307	36
Carpeting/flooring	2,127	55	691	18	2,818	73	2,500	69
HVAC/mechanicals	693	18	2,497	65	3,190	83	4,338	120
Miscellaneous	193	5	600	16	793	21	517	14

Totals	$7,701	$200	$21,998	$572	$29,699	$772	$22,944	$634

(a)

Calculated using the weighted average number of units owned, including 35,801 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 88 for the three months ended June 30, 2011; and 35,801 core units and 2010 acquisition units of 362 for the three months ended June 30, 2010.

Capital Improvements (continued)

	For the six months ended June 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
New buildings	$—	$—	$412	$11	$412	$11	$84	$2
Major building improvements	2,384	62	5,188	135	7,572	197	5,025	140
Roof replacements	635	17	1,131	29	1,766	46	969	27
Site improvements	865	22	5,027	131	5,892	153	3,474	97
Apartment upgrades	2,689	70	13,933	362	16,622	432	12,560	349
Appliances	2,792	73	—	—	2,792	73	2,319	64
Carpeting/flooring	4,250	110	987	26	5,237	136	4,486	125
HVAC/mechanicals	1,385	36	3,571	93	4,956	129	7,112	197
Miscellaneous	385	10	1,629	42	2,014	52	872	24

Totals	$15,385	$400	$31,878	$829	$47,263	$1,229	$36,901	$1,025

(a)

Calculated using the weighted average number of units owned, including 35,801 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 44 for the six months ended June 30, 2011; and 35,801 core units and 2010 acquisition units of 181 for the six months ended June 30, 2010.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
Core Communities	$7,160	$200	$19,325	$540	$26,485	$740	$22,849	$638
2011 Acquisition Communities	18	200	42	482	60	682	—	—
2010 Acquisition Communities	523	200	2,631	1,007	3,154	1,207	95	262

Sub-total	7,701	200	21,998	572	29,699	772	22,944	634
Corporate office expenditures(b)	—	—	—	—	500	—	1,065	—

Totals	$7,701	$200	$21,998	$572	$30,199	$772	$24,009	$634

(a)

Calculated using the weighted average number of units owned, including 35,801 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 88 for the three months ended June 30, 2011; and 35,801 core units and 2010 acquisition units of 362 for the three months ended June 30, 2010.

(b)

No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

Capital Improvements (continued)

	For the six months ended June 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
Core Communities	$14,321	$400	$27,809	$777	$42,130	$1,177	$36,806	$1,028
2011 Acquisition Communities	18	400	42	964	60	1,364	—	—
2010 Acquisition Communities	1,046	400	4,027	1,541	5,073	1,941	95	525

Sub-total	15,385	400	31,878	829	47,263	1,229	36,901	1,025
Corporate office expenditures(b)	—	—	—	—	1,178	—	1,975	—

Totals	$15,385	$400	$31,878	$829	$48,441	$1,229	$38,876	$1,025

(a)

Calculated using the weighted average number of units owned, including 35,801 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 44 for the six months ended June 30, 2011; and 35,801 core units and 2010 acquisition units of 181 for the six months ended June 30, 2010.

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

Summary of Core Properties

The Company had 104 apartment communities with 35,801 units which were owned during the three and six months ended June 30, 2011 and 2010 (the “Core Properties”). The Company acquired nine apartment communities with 2,614 units and placed into service another 449 units at two development communities during 2010; and acquired one apartment community with 108 units and placed into service another 219 units at one development community during 2011 (the “Acquisition Communities”). The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and six months ended June 30, 2011.

On October 13, 2010, the Company sold its general partnership interest in one investment where the Company was the managing general partner and was determined to be a variable interest entity. The result of this sale is classified as discontinued operations and is not included in the table below.

Results of Operations (continued)

A summary of the net operating income for Core Properties is as follows:

	Three Months				Six Months
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Rent	$118,296	$114,336	$3,960	3.5%	$234,695	$227,521	$7,174	3.2%
Utility recovery revenue	4,563	3,767	796	21.1%	12,479	11,451	1,028	9.0%

Rent including recoveries	122,859	118,103	4,756	4.0%	247,174	238,972	8,202	3.4%
Property other income	5,653	5,497	156	2.8%	11,091	10,411	680	6.5%

Total revenue	128,512	123,600	4,912	4.0%	258,265	249,383	8,882	3.6%
Operating and maintenance	(49,082)	(48,846)	(236)	(0.5%)	(102,843)	(104,779)	1,936	1.8%

Net operating income	$79,430	$74,754	$4,676	6.3%	$155,422	$144,604	$10,818	7.5%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Six Months
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Rent	$129,764	$115,570	$14,194	12.3%	$257,185	$228,769	$28,416	12.4%
Utility recovery revenue	4,732	3,771	961	25.5%	12,790	11,455	1,335	11.7%

Rent including recoveries	134,496	119,341	15,155	12.7%	269,975	240,224	29,751	12.4%
Property other income	6,174	5,575	599	10.7%	12,040	10,501	1,539	14.7%

Total revenue	140,670	124,916	15,754	12.6%	282,015	250,725	31,290	12.5%
Operating and maintenance	(53,721)	(49,729)	(3,992)	(8.0%)	(112,000)	(105,756)	(6,244)	(5.9%)

Net operating income	$86,949	$75,187	$11,762	15.6%	$170,015	$144,969	$25,046	17.3%

Comparison of three months ended June 30, 2011 to the same period in 2010

Of the $14,194 increase in rental income, $10,234 is attributable to the Acquisition Communities. The balance, an increase of $3,960, relates to a 3.5% increase from the Core Properties as the result of an increase of 3.2% in weighted average rental rates from $1,129 to $1,165 per apartment unit, and by a 0.2% increase in economic occupancy from 94.3% to 94.5%. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $961 increase in utility recovery revenue, $796 is attributable to the Core Properties, and $165 is attributable to the Acquisition Communities. As noted below, our natural gas heating costs were higher due to colder weather conditions, which in turn were billed back to residents through the utility recovery program.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $599. Of this increase, $443 is attributable to the Acquisition Communities, and $156 is attributable to the Core Properties.

Of the $3,992 increase in operating and maintenance expenses, $3,756 is attributable to the Acquisition Communities and $236 is attributable to the Core Properties. The increase in Core Properties is primarily due to increases in real estate taxes, natural gas heating costs, water & sewer costs and repairs & maintenance expense; partially offset by lower property insurance and personnel costs.

Real estate taxes increased $550, or 4.6%, due in part to $237 of tax refunds realized in 2010 coupled with year to date tax assessment increases of $169 recognized in 2011. After removing the effects of the non-recurring items, real estate taxes were up $144, or 1.2%.

Natural gas heating costs were up $537, or 24.4%, from a year ago due to a combination of higher consumption partially offset by lower commodity rates. For the second quarter 2011, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.97 per decatherm, compared to $9.46 per decatherm for the 2010 period, a 5.2% decrease. April and May 2011 were much cooler than normal, causing boilers to remain on longer into the spring season.

Results of Operations (continued)

Water & sewer costs increased $307, or 8.4%, primarily due to municipalities increasing rates. The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were up $280, or 3.5% from a year ago partly due to a non-recurring $130 insurance claim recovery recognized in 2010. Without the impact of the insurance recovery, the recurring repairs & maintenance expenses increased $150, or 1.9%, which reflects normal increases in supplies and contract services.

Property insurance decreased by $1,102, or 54.2%, due primarily to a favorable change of $725 in the self-insurance reserves as a result of a $797 decrease this year compared to a $72 decrease last year. The current period reserve decrease is a direct result of the Company’s focus on settling older claims where the number of open claims has dropped approximately 14% from the prior year. The lower number of open claims has had a favorable impact on the estimated required reserves in 2011. The decrease before reserve adjustments of $377, or 17.9%, is reflective of the increased emphasis on preventing losses at the communities through safety training programs and the installation of in-unit fire extinguishers for every apartment unit.

Personnel costs were down $166, or 1.4%, primarily due to a net reduction in expense as a result of decreasing the workers compensation reserves by $148 in 2011 compared to an increase of $65 in 2010. The change in reserves between periods reflects the ongoing efforts towards the settlement of prior year claims and the positive impacts of the Company’s safety in the workplace initiatives. Without the reserve adjustments, personnel costs were up only $47, or 0.4%.

General and administrative expenses increased in 2011 by $1,715, or 24.1%. General and administrative expenses as a percentage of total revenues were 6.3% for 2011 as compared to 5.7% for 2010. The cost of the incentive bonus was up $587 as compared to 2010, reflecting the Company’s favorable operating performance versus its peers. Stock-based compensation costs recognized during the second quarter of 2011 were up $892, or 30.6%, primarily due to the impact of employees nearing retirement age vesting over one less year, while the overall 2011 grant of stock based compensation was only 6.2% higher than the 2010 award.

Interest expense increased by $3,131, or 10.6%, in 2011 primarily as a result of interest expense on the new debt of the Acquisition Communities.

Depreciation and amortization expense increased $4,050, or 13.2%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Other expenses of $99 in 2011 and $622 in 2010 are property acquisition costs from the Acquisition Communities.

Comparison of six months ended June 30, 2011 to the same period in 2010

Of the $28,416 increase in rental income, $21,242 is attributable to the Acquisition Communities. The balance, an increase of $7,174, relates to a 3.2% increase from the Core Properties as the result of an increase of 2.7% in weighted average rental rates from $1,128 to $1,158 per apartment unit, and by a 0.4% increase in economic occupancy from 93.9% to 94.3%. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $1,335 increase in utility recovery revenue, $1,028 is attributable to the Core Properties, and $307 is attributable to the Acquisition Communities.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $1,539. Of this increase, $859 is attributable to the Acquisition Communities, and $680 is attributable to the Core Properties.

Of the $6,244 increase in operating and maintenance expenses, $8,180 is attributable to the Acquisition Communities; offset by a $1,936 decrease attributable to the Core Properties. The decrease in Core Properties is primarily due to increases in water & sewer costs, real estate taxes and repairs & maintenance; more than offset by decreases in property insurance, snow removal, and electricity costs.

Results of Operations (continued)

Water & sewer costs increased $608, or 8.1%, primarily due to municipalities increasing rates. The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Real estate taxes increased $524, or 2.2%, primarily due to lower tax refunds in 2011 of $273 as compared to $341 in 2010, coupled with retroactive tax assessment increases of $169 recognized in 2011. After removing the effects of the non-recurring items, real estate taxes were up $287, or 1.2%.

Repairs & maintenance expenses were up $274, or 2.0% from a year ago, which reflects normal increases in supplies and contract services.

Property insurance decreased by $2,410, or 48.3%, due in part to $753 lower self insured 2011 property losses and $292 lower 2011 general liability losses which are reflective of the increased emphasis on preventing losses at the communities through safety training programs and the installation of in-unit fire extinguishers for every apartment unit. The Company also realized a $1,091 favorable reduction in prior year self insurance reserves as a direct result of a concerted effort on settling older claims.

Snow removal costs were down $533, or 27.3%, as most of our Mid-Atlantic region properties suffered from record storms in the first quarter 2010.

Electricity costs were down $270, or 6.8% from a year ago primarily a result of lower consumption due to several energy conservation efforts being implemented including a compact fluorescent bulb replacement program and the installation of motion sensors and timers in common areas.

General and administrative expenses increased in 2011 by $2,394, or 18.9%. General and administrative expenses as a percentage of total revenues were 5.3% for 2011 as compared to 5.1% for 2010. The cost of the incentive bonus was up $859 as compared to 2010, reflecting the Company’s favorable operating performance versus its peers. Stock-based compensation costs recognized during the second quarter of 2011 were up $1,109, or 26.8%, primarily due to the impact of employees nearing retirement age vesting over one less year, while the overall 2011 grant of stock based compensation was only 6.2% higher than the 2010 award. Also included in 2011 are $128 of abandoned pursuit costs.

Interest expense increased by $5,977, or 10.0%, in 2011 primarily as a result of interest expense on the new debt of the Acquisition Communities.

Depreciation and amortization expense increased $8,416, or 13.8%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Other expenses of $109 in 2011 and $623 in 2010 are additional property acquisition costs from the Acquisition Communities.

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

Funds From Operations (continued)

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

The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three and six months ended June 30, 2011 and 2010 are presented below (in thousands):

	Three Months		Six Months
	2011	2010	2011	2010
Net income attributable to common stockholders	$8,195	$5,168	$15,419	$7,805
Real property depreciation and amortization	34,053	30,245	67,867	59,968
Noncontrolling interest	2,311	1,611	4,450	2,485
Loss (gain) on disposition of property	—	2	—	13

FFO – Basic and Diluted, as defined by NAREIT	$44,559	$37,026	$87,736	$70,271

Weighted average common shares/units outstanding (1):
Basic	50,635.5	48,283.2	49,964.9	47,450.3

Diluted	51,386.7	48,735.0	50,629.5	47,860.5

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In the fourth quarter of 2007, throughout 2008, 2009 and continuing into 2010, the sub-prime issue put significant pressure on the mortgage lending industry. This led to problems in the financial system which developed into the worst recession since the Great Depression. The credit markets tightened, consumer confidence plunged and unemployment soared. Despite this, the Company continued to receive favorable financing at market rates of interest, including the amendment and extension of the line of credit in 2011 at rates 40% lower than the prior agreement. Its average physical occupancy of 95.0% in 2008, 94.9% in 2009, 95.2% in 2010 followed by 95.3% and 95.6% in the first and second quarters of 2011 were the highest since 2000. Financial performance continued strong, leading the public multifamily sector in same-store NOI growth in 2009 and 2010, reflecting the stability of our geographic markets and business model. Beginning in 2011, we see an improving economic climate leading to job growth which typically results in household formations. At the same time the supply of new multi-family units is somewhat constrained, which could further boost our occupancy and enhance the Company’s ability to raise rents and deliver upgraded units into a more favorable rental climate. In light of this, we will continue to review our business strategy throughout the year.

Dividends and Distributions

On August 3, 2011, the Board of Directors declared a dividend of $0.62 per share on the Company’s common stock and approved a distribution of $0.62 per UPREIT Unit for the quarter ended June 30, 2011. This is the equivalent of an annual dividend/distribution of $2.48 per share/unit. The dividend and distribution is payable August 26, 2011, to stockholders and unitholders of record on August 16, 2011.

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

Recently Adopted and Recently Issued Accounting Standards

Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to the Consolidated Financial Statements, Note 2.

HOME PROPERTIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2011 and December 31, 2010, 92% and 90% of the Company’s secured and unsecured debt bore interest at fixed rates, and 86% and 84% of the Company’s debt was secured and bore interest at fixed rates, respectively. The secured fixed rate debt had weighted average maturities of 6.03 years and 6.52 years and a weighted average interest rate of 5.36% at June 30, 2011 and December 31, 2010, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of 6.93 and 7.05 years and a weighted average interest rate of 2.92% and 3.00% at June 30, 2011 and December 31, 2010, respectively. The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition, development or stock repurchase with the intention to refinance at a later date. The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.

At June 30, 2011 and December 31, 2010, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.46 billion and $2.48 billion, respectively, compared to its carrying amount of $2.40 billion and $2.42 billion. The Company estimates that a 100 basis point increase in market interest rates at June 30, 2011 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.34 billion and would result in $2.0 million higher interest expense on the variable rate secured debt on an annualized basis. At June 30, 2011 and December 31, 2010, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.60 billion and $2.68 billion, respectively, compared to its carrying amount of $2.54 billion and $2.62 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units. As of June 30, 2011, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of June 30, 2011, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2010. There have been no material changes in these risk factors during the six months ended June 30, 2011 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase. At June 30, 2011, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program and during the three months ended June 30, 2011, the Company did not repurchase any shares under the Company Program.

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

During the quarter ended June 30, 2011, and as permitted by the Company’s Stock Benefit Plan, 8,932 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise. These shares were returned to the status of authorized but unissued shares.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended June 30, 2011:

Period	Total shares/units purchased	Average price per share/unit	Maximum shares/units available under the Company Program
Balance April 1, 2011:			2,291,160
April 2011	7,749	$60.37	2,291,160
May 2011	—	—	2,291,160
June 2011	1,183	61.53	2,291,160

Balance June 30, 2011:	8,932	$60.52	2,291,160

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101	XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	August 8, 2011

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	August 8, 2011

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and Chief Financial Officer