Form 10-Q
period 2011-09-30
HOME PROPERTIES INC
filed 2011-11-04
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 25, 2011
$.01 par value	48,265,585

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Real estate:
Land	$641,129	$589,359
Construction in progress	49,511	119,992
Buildings, improvements and equipment	3,950,892	3,668,379

	4,641,532	4,377,730
Less: accumulated depreciation	(945,132)	(841,801)

Real estate, net	3,696,400	3,535,929
Cash and cash equivalents	204,076	10,782
Cash in escrows	35,082	34,070
Accounts receivable	11,048	12,540
Prepaid expenses	20,960	17,662
Deferred charges	12,605	15,079
Other assets	23,936	8,641

Total assets	$4,004,107	$3,634,703

LIABILITIES AND EQUITY
Mortgage notes payable	$2,352,783	$2,424,214
Exchangeable senior notes	139,858	138,218
Line of credit	—	56,500
Accounts payable	21,389	20,935
Accrued interest payable	12,435	11,389
Accrued expenses and other liabilities	30,085	28,730
Security deposits	19,622	19,583

Total liabilities	2,576,172	2,699,569

Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 48,264,115 and 37,949,229 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	482	379
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,543,138	1,047,325
Distributions in excess of accumulated earnings	(376,357)	(326,811)

Total common stockholders’ equity	1,167,263	720,893
Noncontrolling interest	260,672	214,241

Total equity	1,427,935	935,134

Total liabilities and equity	$4,004,107	$3,634,703

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands, except share and per share data)

(Unaudited)

	2011	2010
Revenues:
Rental income	$133,960	$118,920
Property other income	10,636	9,695
Other income	25	12

Total revenues	144,621	128,627

Expenses:
Operating and maintenance	55,352	50,542
General and administrative	7,803	5,553
Interest	32,759	30,840
Depreciation and amortization	36,320	32,071
Other expenses	1,629	2,213

Total expenses	133,863	121,219

Income from continuing operations	10,758	7,408

Discontinued operations:
Income (loss) from discontinued operations	—	(206)
Gain (loss) on disposition of property	—	—

Discontinued operations	—	(206)

Net income	10,758	7,202
Net income attributable to noncontrolling interest	(2,250)	(1,695)

Net income attributable to common stockholders	$8,508	$5,507

Basic earnings per share:
Income from continuing operations	$0.20	$0.15
Discontinued operations	—	—

Net income attributable to common stockholders	$0.20	$0.15

Diluted earnings per share:
Income from continuing operations	$0.20	$0.15
Discontinued operations	—	—

Net income attributable to common stockholders	$0.20	$0.15

Weighted average number of shares outstanding:
Basic	41,707,655	37,357,579

Diluted	42,530,993	37,863,902

Dividends declared per share	$0.62	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands, except share and per share data)

(Unaudited)

	2011	2010
Revenues:
Rental income	$391,145	$347,689
Property other income	35,466	31,651
Other income	95	100

Total revenues	426,706	379,440

Expenses:
Operating and maintenance	167,352	156,298
General and administrative	22,865	18,221
Interest	98,590	90,694
Depreciation and amortization	105,534	92,869
Other expenses	1,738	2,836

Total expenses	396,079	360,918

Income from continuing operations	30,627	18,522

Discontinued operations:
Income (loss) from discontinued operations	—	(1,017)
Gain (loss) on disposition of property	—	(13)

Discontinued operations	—	(1,030)

Net income	30,627	17,492
Net income attributable to noncontrolling interest	(6,700)	(4,180)

Net income attributable to common stockholders	$23,927	$13,312

Basic earnings per share:
Income from continuing operations	$0.60	$0.39
Discontinued operations	—	(0.02)

Net income attributable to common stockholders	$0.60	$0.37

Diluted earnings per share:
Income from continuing operations	$0.59	$0.38
Discontinued operations	—	(0.02)

Net income attributable to common stockholders	$0.59	$0.36

Weighted average number of shares outstanding:
Basic	39,743,267	36,389,232

Diluted	40,462,545	36,830,743

Dividends declared per share	$1.86	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Distributions in Excess of Accumulated	Non- controlling
	Shares	Amount	Capital	Earnings	Interest	Totals
Balance, January 1, 2010	34,655,428	$347	$922,078	$(261,313)	$226,962	$888,074
Comprehensive income:
Net income	—	—	—	20,081	6,237	26,318
Issuance of common stock, net	2,827,856	28	123,728	—	—	123,756
Stock-based compensation	6,206	—	7,647	—	—	7,647
Repurchase of common stock	(68,265)	(1)	(3,273)	—	—	(3,274)
Conversion of UPREIT Units for common stock	528,004	5	10,229	—	(10,234)	0
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(13,084)	—	13,084	0
Dividends and distributions paid	—	—	—	(85,579)	(26,653)	(112,232)

Balance, December 31, 2010	37,949,229	379	1,047,325	(326,811)	214,241	935,134
Comprehensive income:
Net income	—	—	—	23,927	6,700	30,627
Issuance of common stock, net	3,867,987	39	215,778	—	—	215,817
Issuance of common stock through public offering, net	6,000,000	60	336,751	—	—	336,811
Stock-based compensation	21,457	—	8,827	—	—	8,827
Repurchase of common stock	(83,609)	(1)	(5,046)	—	—	(5,047)
Conversion of UPREIT Units for common stock	509,051	5	10,031	—	(10,036)	0
Adjustment of noncontrolling interest	—	—	(70,528)	—	70,528	0
Dividends and distributions paid	—	—	—	(73,473)	(20,761)	(94,234)

Balance, September 30, 2011	48,264,115	$482	$1,543,138	$(376,357)	$260,672	$1,427,935

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$30,627	$17,492

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,473	97,570
Amortization of senior note debt discount	1,640	1,549
Loss on disposition of property	—	13
Stock-based compensation	8,827	6,073
Changes in assets and liabilities:
Cash in escrows, net	(658)	(4,427)
Other assets	(5,683)	(10,649)
Accounts payable and accrued liabilities	2,572	2,595

Total adjustments	115,171	92,724

Net cash provided by operating activities	145,798	110,216

Cash flows from investing activities:
Deposits for pending purchase of properties	(12,500)	—
Purchase of properties, net of mortgage notes assumed and UPREIT Units issued	(161,868)	(171,832)
Additions to properties	(84,393)	(66,157)
Additions to construction in progress	(23,837)	(36,437)
Additions to predevelopment	(1,027)	—
Proceeds from (payments for) sale of properties, net	5,426	(13)
Proceeds from note receivable	1,015	—
Purchase of notes receivable	—	(1,433)
Additions to cash in escrows, net	(350)	(3,128)

Net cash used in investing activities	(277,534)	(279,000)

Cash flows from financing activities:
Proceeds from sale of common stock, net	215,817	117,638
Proceeds from issuance of common stock through public offering, net	336,811	—
Repurchase of common stock	(5,047)	(2,785)
Proceeds from mortgage notes payable	—	220,704
Payments of mortgage notes payable	(71,431)	(164,029)
Proceeds from line of credit	291,000	342,000
Payments on line of credit	(347,500)	(258,500)
Payments of deferred loan costs, net	(383)	(3,432)
Additions to cash in escrows, net	(3)	(3)
Dividends and distributions paid	(94,234)	(83,737)

Net cash provided by financing activities	325,030	167,856

Net increase (decrease) in cash and cash equivalents	193,294	(928)
Cash and cash equivalents:
Beginning of year	10,782	8,809

End of period	$204,076	$7,881

Supplemental disclosure of non-cash investing and financing activities:
Mortgage loans assumed with property acquisitions	$—	$155,638
Issuance of UPREIT Units associated with property acquisition	—	4,845
Exchange of UPREIT Units for common stock	10,036	6,336
Transfers of construction in progress to land and buildings, improvements and equipment	94,172	60,827
Additions to properties and construction in progress included in accounts payable	5,819	4,302

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Home Properties, Inc. (the “Company”) was formed in November 1993, as a Maryland corporation and is engaged primarily in the ownership, management, acquisition, rehabilitation and development of residential apartment communities in selected Northeast and Mid-Atlantic regions of the United States. The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of September 30, 2011, the Company owned and operated 119 apartment communities with 40,240 apartments.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the three and nine months ended September 30, 2011 and 2010, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 81.7% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at September 30, 2011 (77.1% at December 31, 2010). The remaining 18.3% is included as noncontrolling interest in these consolidated financial statements at September 30, 2011 (22.9% at December 31, 2010). The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”) and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. (“HPRS”). HPRS is a wholly owned subsidiary of the Company. All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of results which ultimately may be achieved for the full year. These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

2.	Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company on January 1, 2012. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company on January 1, 2012. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

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

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

3. Earnings Per Common Share (continued)

The calculation of the basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$10,758	$7,408	$30,627	$18,522
Less: Income from continuing operations attributable to noncontrolling interest	(2,250)	(1,743)	(6,700)	(4,429)

Income from continuing operations attributable to common stockholders	$8,508	$5,665	$23,927	$14,093

Discontinued operations	$—	$(206)	$—	$(1,030)
Less: Discontinued operations attributable to noncontrolling interest	—	48	—	249

Discontinued operations attributable to common stockholders	$—	$(158)	$—	$(781)

Denominator:
Basic weighted average number of common shares outstanding	41,707,655	37,357,579	39,743,267	36,389,232
Effect of dilutive stock options	703,841	422,757	633,700	387,500
Effect of phantom and restricted shares	119,497	83,566	85,578	54,011

Diluted weighted average number of common shares outstanding	42,530,993	37,863,902	40,462,545	36,830,743

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.20	$0.15	$0.60	$0.39
Discontinued operations	—	—	—	(0.02)

Net income attributable to common stockholders	$0.20	$0.15	$0.60	$0.37

Diluted earnings per share:
Income from continuing operations	$0.20	$0.15	$0.59	$0.38
Discontinued operations	—	—	—	(0.02)

Net income attributable to common stockholders	$0.20	$0.15	$0.59	$0.36

Unexercised stock options to purchase 166,810 and 1,753,345 shares of the Company’s common stock for the three months ended September 30, 2011 and 2010, respectively, and 172,810 and 1,753,345 shares of the Company’s common stock for the nine months ended September 30, 2011 and 2010, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive. Also, in conjunction with the issuance of the exchangeable senior notes, there were 331,257 potential shares issuable under certain circumstances, of which all are considered antidilutive as of September 30, 2011 and 2010.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

4.	Notes Receivable

On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction. Both notes were in default. They were purchased at face value plus accrued interest and late fees and were collateralized by real property. One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011. The remaining note, purchased for $418 is collateralized by vacant land. In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of the investment in the note receivable. Interest income, if any, will be recognized on the cost recovery method. As of September 30, 2011, there was no impairment recognized and no interest income recorded on the remaining note. The remaining note receivable of $426 is included in other assets on the Consolidated Balance Sheet as of September 30, 2011.

5.	Acquisitions

On July 14, 2011, the Company acquired a 203 unit apartment community located in West Chester, Pennsylvania, for a total purchase price of $24,600. In connection with this acquisition, closing costs of approximately $317 were incurred and are included in other expenses for the third quarter of 2011.

On July 15, 2011, the Company acquired a 302 unit apartment community located in Shrewsbury, Massachusetts, for a total purchase price of $40,500. In connection with this acquisition, closing costs of approximately $65 were incurred and are included in other expenses for the third quarter of 2011.

On August 23, 2011, the Company acquired a 544 unit apartment community located in Baltimore, Maryland, for a total purchase price of $90,400. In connection with this acquisition, closing costs of approximately $1,261 were incurred and are included in other expenses for the third quarter of 2011.

6.	Development

During the third quarter of 2011, the Company placed into service a project located in Alexandria, Virginia, consisting of four, four-story buildings with 421 units (Courts at Huntington Station) which was built in two phases. As of September 30, 2011, phase one (two buildings with 202 units) had 179 units rented and occupied, with another 7 units pre-leased and phase two (two buildings with 219 units) had 97 units rented and occupied, with another 4 units pre-leased. The total construction cost for this development was $121,778.

During the first quarter of 2011, the Company started construction on a project located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot for a total of 314 apartment units (The Apartments at Cobblestone Square). Construction of the first apartment building, along with the rail depot renovation and amenities, is expected to be completed and initial occupancy to begin in the fourth quarter of 2011. Construction of the other buildings has begun and the entire project is expected to be completed in the first half of 2012. The construction in progress for this development was $25,116 as of September 30, 2011.

The Company has one project in pre-construction development. Eleven55 Ripley (formerly referred to as Ripley Street), located in Silver Spring, Maryland, is a 379 apartment unit development consisting of two buildings: a 20 story high-rise and a 5 story mid-rise. The project is on entitled land that the Company purchased from another developer and is in the final stages of the design process. The construction in progress for this development, consisting mostly of land value, was $24,395 as of September 30, 2011.

The Company has one project in the redevelopment phase. Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in 52 buildings built in 1967. The Company plans to extensively renovate all of the units over the next four years on a building by building basis. As of September 30, 2011, there were three buildings with 106 units under renovation and one building with 41 units completed and occupied.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

6. Development (continued)

The Company has one project in the pre-redevelopment phase. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel consisting of 182 units, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel. The cost associated with this project was $4,152 as of September 30, 2011 and is included in other assets.

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

The following table provides information about the Senior Notes as of September 30, 2011 and December 31, 2010:

	2011	2010
Principal amount of liability component	$140,000	$140,000
Unamortized discount	(142)	(1,782)

Carrying amount of liability component	$139,858	$138,218

Carrying amount of equity component	$13,950	$13,950

The following table provides information about the Senior Notes for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	2011	2010	2011	2010
Coupon interest	$1,444	$1,444	$4,331	$4,331
Issuance cost amortization	137	137	410	410
Discount amortization	553	523	1,640	1,549

Total interest expense	$2,134	$2,104	$6,381	$6,290

The effective interest rate was 5.75% and the conversion price per share, as adjusted, was $72.87 for the three and nine months ended September 30, 2011 and 2010.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

8.	Line of Credit

On February 10, 2011, the Company amended and extended its $175,000 unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was scheduled to expire August 31, 2011. The amended line of credit agreement removed the 1.50% LIBOR floor contained in the earlier agreement and expires August 31, 2012, not including a one-year extension at the Company’s option. The Company had no outstanding balance under the credit facility on September 30, 2011. Borrowings under the line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR, increasing at higher levels of indebtedness; and in all cases, without a LIBOR floor. The one-month LIBOR was 0.24% at September 30, 2011, resulting in an effective rate of 2.54% for the Company.

The credit agreement relating to this line of credit requires the Company to maintain certain financial ratios and measurements. The Company was in compliance with these financial covenants for the nine months ended September 30, 2011.

The Company’s line of credit agreement provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At September 30, 2011, the Company had outstanding letters of credit of $9,216 and the amount available on the credit facility was $165,784.

9.	Fair Value of Financial Instruments

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company determined the fair value of its mortgage notes payable and line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by the authoritative guidance). In determining the market interest yield curve, the Company considered its BBB credit rating. The Company based the fair value of its Senior Notes using market prices (a level 1 input, as defined by the authoritative guidance).

At September 30, 2011 and December 31, 2010, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2,664,414 and $2,678,524, respectively, compared to its carrying amount of $2,492,641 and $2,618,932, respectively.

10.	Interest Capitalized

Capitalized interest associated with communities under development or rehabilitation totaled $1,362 and $2,061 for the three months ended September 30, 2011 and 2010, respectively; and $4,214 and $7,622 for the nine months ended September 30, 2011 and 2010, respectively.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

11.	Stockholders’ Equity

At-the-Market Equity Offering Program

On September 17, 2010, the Company initiated its second “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. The following summarizes issuances of common stock from this program since inception through September 30, 2011:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65
Third quarter 2011	877,400	56,542	55,273	64.44

Total	3,204,107	$194,168	$190,144	$60.60

Public Equity Offering Program

On September 20, 2011, the Company issued a prospectus supplement offering 6,000,000 shares of its common stock at a price of $58.50 per share, for net proceeds of approximately $336,800 after underwriting discounts, commissions and offering expenses. All of the 6,000,000 shares offered were purchased and subsequently delivered on September 23, 2011.

Dividends and Distributions

On August 26, 2011, the Company paid a dividend in the amount of $0.62 per share of common stock to stockholders and a distribution of $0.62 per UPREIT Unit to unitholders of record as of the close of business on August 16, 2011.

12.	Segment Reporting

The Company is engaged in the ownership and management of market rate apartment communities. Each apartment community is considered a separate operating segment. Each segment on a standalone basis is less than 10% of the revenues, net operating income and assets of the combined reported operating segment and meets all of the aggregation criteria under authoritative guidance. The operating segments are aggregated as Core and Non-core properties.

Non-segment revenue to reconcile to total revenue consists of other income. Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges and other assets.

Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the Core properties represent communities owned as of January 1, 2010. Non-core properties consist of apartment communities acquired, developed or redeveloped during 2010 and 2011, such that full year comparable operating results are not available. Beginning in the third quarter of 2011, the Company has reclassified the operating results and assets of one property formerly included in Core properties to Non-core properties for all periods presented. This property is undergoing significant renovations beginning in 2011 such that the operating results are not comparable to 2010 due to units being taken out of service during the redevelopment period.

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

The revenues and net operating income for each of the operating segments are summarized for the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Revenues:
Apartments owned
Core properties	$126,314	$120,813	$377,744	$362,971
Non-core properties	18,282	7,802	48,867	16,369
Reconciling items	25	12	95	100

Total revenues	$144,621	$128,627	$426,706	$379,440

Net operating income:
Apartments owned
Core properties	$78,038	$73,741	$229,111	$213,836
Non-core properties	11,206	4,332	30,148	9,206
Reconciling items	25	12	95	100

Net operating income, including reconciling items	89,269	78,085	259,354	223,142
General and administrative expenses	(7,803)	(5,553)	(22,865)	(18,221)
Interest expense	(32,759)	(30,840)	(98,590)	(90,694)
Depreciation and amortization	(36,320)	(32,071)	(105,534)	(92,869)
Other expenses	(1,629)	(2,213)	(1,738)	(2,836)

Income from continuing operations	$10,758	$7,408	$30,627	$18,522

The assets for each of the reportable segments are summarized as follows as of September 30, 2011 and December 31, 2010:

	2011	2010
Apartments owned
Core properties	$2,850,693	$2,870,247
Non-core properties	845,707	665,682
Reconciling items	307,707	98,774

Total assets	$4,004,107	$3,634,703

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

Included in discontinued operations for the three and nine months ended September 30, 2010 are the operating results of one variable interest entity for which the Company’s general partnership interest was sold in 2010. For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

The operating results of discontinued operations are summarized for the three and nine months ended September 30, 2011 and 2010 as follows:

	000,00	000,00	000,00	000,00
	Three Months		Nine Months
	2011	2010	2011	2010
Revenues:
Rental income	$—	$1,155	$—	$3,339
Property other income	—	(5)	—	31

Total revenues	—	1,150	—	3,370

Expenses:
Operating and maintenance	—	819	—	2,782
Interest expense, including prepayment penalties	—	258	—	765
Depreciation and amortization	—	279	—	840

Total expenses	—	1,356	—	4,387

Income (loss) from discontinued operations	$—	$(206)	$—	$(1,017)

14.	Commitments and Contingencies

Letters of Credit

As of September 30, 2011, the Company had issued $9,216 in letters of credit, which were provided under the Company’s $175,000 unsecured line of credit agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers compensation and health insurance policies, and construction projects.

Debt Covenants

The line of credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios.

Included in the Company’s Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 are assets of Home Properties Fair Oaks, LLC, owner of the Courts at Fair Oaks, Fairfax, Virginia, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

(Unaudited)

14. Commitments and Contingencies (continued)

Tax Protection Obligations

In connection with certain UPREIT Unit transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (13% by number of apartment communities of the owned portfolio) for a period of 7 to 15 years except through a tax deferred like-kind exchange. The remaining terms on the sale restrictions range from 5 months to 6 years.

Limited Partnership

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000. In addition, through October 12, 2010, the Company, acting as general partner in this partnership, was obligated to advance funds to meet partnership operating deficits. As more fully described in Note 4 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2010, the Company’s general partner interest in this entity was sold on October 13, 2010, relieving the Company of the operating deficit guarantee and reducing the tax credit guarantee to a $3,000 secondary guarantee, with the new general partner assuming the operating guarantee and primary tax credit guarantee positions. As of September 30, 2011, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

On October 11, 2011, the Company acquired a 108 unit apartment community located in Leesburg, Virginia for a total purchase price of $20,250. In connection with this acquisition, closing costs of approximately $100 were incurred and will be included in other expenses for the fourth quarter of 2011.

On October 17, 2011, the Company acquired a 937 unit apartment community located in Alexandria, Virginia for a total purchase price of $205,000. In connection with this acquisition, closing costs of approximately $875 were incurred and will be included in other expenses for the fourth quarter of 2011.

On November 1, 2011, the Company repurchased at face value $135,000 principal amount of Senior Notes, plus accrued interest of $2,784, that were presented for repurchase in accordance with the Senior Notes Indenture by holders. The next repurchase date at the option of the holders is November 1, 2016.

On November 2, 2011, the Board of Directors declared a dividend of $0.62 per share on the Company’s common stock and approved a distribution of $0.62 per UPREIT Unit for the quarter ended September 30, 2011. The dividend and distribution is payable November 22, 2011, to stockholders and unitholders of record on November 14, 2011.

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at September 30, 2011 (no change from initial rating) is a corporate credit rating of “BBB” (Triple B).

Cash Flow Summary

The Company’s net cash flow from operating activities was $146 million in the first nine months of 2011 compared to $110 million in the first nine months of 2010. The $36 million increase was primarily due to more profitable operations, as more fully described in the results of operations section below.

Liquidity and Capital Resources (continued)

Cash used in investing activities was $278 million during 2011 compared to $279 million in 2010. Cash outflows for capital improvements were $84 million in 2011 compared to $66 million in 2010. The increased investment in 2011 reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases. Cash outflows for additions to construction in progress were $24 million in 2011 as compared to $36 million in 2010. The lower spending on development in 2011 reflects the completion of one major project and the commencement of one new development during 2011 compared to the active construction of two communities in 2010. Cash outflows for the deposits and purchase of properties were $174 million in 2011 and $172 million in 2010, reflective of the communities acquired which are further described in the acquisitions section below.

Net cash provided by financing activities totaled $325 million in 2011. Cash flows from the sale of common stock under the public equity offering of $337 million plus the ATM offering of $190 million and proceeds from stock option exercises of $26 million during the period were used for net paydown of mortgages of $71 million, net paydown on the line of credit of $57 million and distributions paid to stockholders and UPREIT unitholders of $94 million. Net cash provided by financing activities totaled $168 million in 2010. Cash flows from net proceeds of the ATM common stock offering of $108 million, proceeds from stock option exercises of $10 million and net proceeds from line of credit borrowings of $84 million and mortgage financing of $57 million were partially offset by distributions paid to shareholders and UPREIT unitholders of $84 million.

Line of Credit

On February 10, 2011, the Company amended and extended its $175 million unsecured line of credit agreement with M&T Bank, as administrative agent and lead bank, which was scheduled to expire August 31, 2011. The amended line of credit agreement removed the 1.50% LIBOR floor contained in the earlier agreement and expires one year later on August 31, 2012, not including a one-year extension at the Company’s option. The Company had no borrowings outstanding under the credit facility on September 30, 2011.

Borrowings under the line of credit bear interest at rates ranging from 1.90% to 2.63% over the one-month LIBOR, increasing at higher levels of indebtedness; and in all cases, without a LIBOR floor. The one-month LIBOR was 0.24% at September 30, 2011 resulting in an effective rate of 2.54% for the Company. Accordingly, increases in the one-month LIBOR will increase the Company’s interest expense and as a result will affect the Company’s results of operations and financial condition.

The Company’s line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At September 30, 2011, the Company had outstanding letters of credit of $9.2 million and the amount available on the credit facility was $165.8 million.

Exchangeable Senior Notes

In October 2006, the Company issued $200 million of exchangeable senior notes with a coupon rate of 4.125% (“Senior Notes”), which generated net proceeds of $195.8 million. The net proceeds were used to repurchase 933,000 shares of common stock for a total of $58 million, pay down $70 million on the line of credit, with the balance used for redemption of the Series F Preferred Shares and property acquisitions. During the fourth quarter of 2008, the Company repurchased $60 million of the Senior Notes for $45.4 million. The exchange terms and conditions are more fully described in the contractual obligations and other commitments section below.

The Indenture under which the Senior Notes were issued permits the holders of the Senior Notes to put them to the Company at 100% of the principal amount on November 1, 2011, and also permits the Company to call the Senior Notes for redemption at the same price beginning November 6, 2011. On November 1, 2011, the Company repurchased at face value $135 million principal amount of Senior Notes, plus accrued interest of $2.8 million, that were presented for repurchase by holders. The next repurchase date at the option of the holders is November 1, 2016.

Liquidity and Capital Resources (continued)

Indebtedness

As of September 30, 2011, the weighted average interest rate on the Company’s total indebtedness of $2.5 billion was 5.17% with staggered maturities averaging approximately six and one-half years. Approximately 92% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The Company’s percentage of unencumbered assets of the total property pool increased to 24.3% at September 30, 2011 from 21.7% at December 31, 2010. These levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property. During the first nine months of 2011, no UPREIT Units were issued.

Universal Shelf Registration

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s ATM and public equity offerings during the nine months ended September 30, 2011, as described below, were made under this registration statement.

At-the-Market Equity Offering Program

On September 17, 2010, the Company initiated its second “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. During the first nine months of 2011, the Company issued 3,204,107 shares of common stock at an average price per share of $60.60, for aggregate gross proceeds of $194.2 million and aggregate net proceeds of $190.1 million after deducting commissions and other transaction costs of approximately $4.1 million. The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

Public Equity Offering Program

On September 20, 2011, the Company issued a prospectus supplement offering 6,000,000 shares of its common stock at a price of $58.50 per share, for net proceeds of approximately $336.8 million after underwriting discounts, commissions and offering expenses. All of the 6,000,000 shares offered were purchased and subsequently delivered on September 23, 2011. The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

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

Stock Repurchase Program

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2010 and through September 30, 2011. The remaining authorization level as of September 30, 2011 is 2,291,160 shares and UPREIT Units, collectively. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties. At the present time, the Company has no intention of buying back any stock or UPREIT Units during the remainder of 2011.

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

On July 14, 2011, the Company acquired a 203 unit apartment community located in West Chester, Pennsylvania, for a total purchase price of $24.6 million. In connection with this acquisition, closing costs of approximately $0.3 million were incurred and are included in other expenses for the third quarter of 2011. The property was built in 1968 and consists of nineteen garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.7%.

On July 15, 2011, the Company acquired a 302 unit apartment community located in Shrewsbury, Massachusetts, for a total purchase price of $40.5 million. In connection with this acquisition, closing costs of approximately $0.1 million were incurred and are included in other expenses for the third quarter of 2011. The property was built in 1991 and consists of ten garden style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.9%.

On August 23, 2011, the Company acquired a 544 unit apartment community located in Baltimore, Maryland, for a total purchase price of $90.4 million. In connection with this acquisition, closing costs of approximately $1.3 million were incurred and are included in other expenses for the third quarter of 2011. The property was built in phases between 1999 and 2002 and consists of eighteen three-story and two four-story frame buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.4%.

Acquisitions and Development (continued)

On October 11, 2011, the Company acquired a 108 unit apartment community located in Leesburg, Virginia for a total purchase price of $20.3 million. In connection with this acquisition, closing costs of approximately $0.1 million were incurred and will be included in other expenses for the fourth quarter of 2011. The property was built in 2006 and consists of six garden-style buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.2%.

On October 17, 2011, the Company acquired a 937 unit apartment community located in Alexandria, Virginia for a total purchase price of $205.0 million. In connection with this acquisition, closing costs of approximately $0.9 million were incurred and will be included in other expenses for the fourth quarter of 2011. The property was built in 1969 and consists of 31 buildings. The weighted average first year capitalization rate projected by the Company on this acquisition was 5.4%.

Development

As of September 30, 2011, 92% of the Courts at Huntington Station Phase One units were occupied or preleased. Construction on Phase Two, consisting of 219 units, was completed and 46% of the units were occupied or pre-leased. The Company expects to reach stabilized occupancy for the entire project by mid-2012.

During the first quarter of 2011, the Company started construction on The Apartments at Cobblestone Square, a project located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot for a total of 314 apartment units. Construction of the first apartment building, along with the rail depot renovation and amenities, is slated for completion and initial occupancy in the fourth quarter of 2011 and 44 units are preleased. Construction of the other buildings has begun and the entire project is expected to be completed in the first half of 2012 for a total cost of $49 million.

The Company has one project in pre-construction development. Eleven55 Ripley (formerly known as Ripley Street), located in Silver Spring, Maryland, is a 379 apartment unit development consisting of two buildings: a 20 story high-rise and a 5 story mid-rise. The project is on entitled land that the Company purchased from another developer and is in the final stages of the design process. Construction is expected to begin in the fourth quarter of 2011 with initial occupancy in the third quarter of 2013 and project completion in the first half of 2014 for a total cost of $111 million.

The Company has one project in the redevelopment phase. Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in 52 buildings built in 1967. The Company plans to extensively renovate all of the units over the next four years on a building by building basis. As of September 30, 2011, there were three buildings with 106 units under renovation and one building with 41 units completed and occupied. Total estimated costs for this project are $25 million.

The Company has one project in the pre-redevelopment phase. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel consisting of 182 units, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel.

The Company has two land parcels under contract. Courts at Spring Mill Station is located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The proposed project is on land that the Company holds a purchase option on and is in the middle stages of the entitlement process for approximately 385 apartment units, with all approvals expected by the end of 2011. Construction is expected to begin in the first half of 2012 and total estimated costs are approximately $79 million.

Acquisitions and Development (continued)

The Company also has land under contract in Fairfax County, Virginia. This project involves an entitled land parcel on which the Company is working with the seller to process a rezoning application for development of a podium style project with a total of approximately 600 wood-framed mid-rise and concrete high-rise units. Closing will occur after the seller obtains final zoning approval for the project, probably in the fourth quarter of 2012. Construction is expected to begin in the first quarter of 2014 with a total projected cost of $205 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the line of credit, Senior Notes and mortgage notes payable. The Company’s line of credit matures in August 2012 (not including a one-year optional extension) and had no borrowings outstanding at September 30, 2011. The $2.4 billion in mortgage notes payable have varying maturities ranging from 3 months to 23 years. The weighted average interest rate of the Company’s secured debt was 5.14% at September 30, 2011. The weighted average rate of interest on the Company’s total indebtedness of $2.5 billion at September 30, 2011 was 5.17%.

In October 2006, the Company issued $200 million of Senior Notes with a coupon rate of 4.125%. During 2008, the Company repurchased and retired $60 million principal amount of its Senior Notes and $140 million remain outstanding at September 30, 2011. The notes are exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeds the initial exchange price of $73.34 per share, subject to adjustment. The exchange price is adjusted for payments of dividends in excess of the reference dividend set in the indenture of $0.64 per share. The adjusted exchange price at September 30, 2011 was $72.87 per share. Upon an exchange of the notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining exchange value, if any, will be settled, at the Company’s option, in cash, common stock or a combination of both. The notes are not redeemable at the option of the Company until November 6, 2011, except to preserve the status of the Company as a REIT. Holders of the notes may require the Company to repurchase the notes upon the occurrence of certain designated events. In addition, prior to November 1, 2026, the holders may require the Company to repurchase the notes on November 1, 2011, 2016 and 2021 by providing notice within 2 to 20 business days prior to the repurchase dates. On November 1, 2011, the Company repurchased at face value $135 million principal amount of Senior Notes, plus accrued interest of $2.8 million, that were presented for repurchase by holders. The notes will mature on November 1, 2026, unless previously redeemed, repurchased or exchanged in accordance with their terms prior to that date.

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

The Company estimates, that on an annual basis, $800 per unit is spent on recurring capital expenditures in 2011 and 2010. During the three and nine months ended September 30, 2011 and 2010, approximately $200 and $600 per unit, respectively, was spent on recurring capital expenditures.

The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2011 and 2010 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and nine months ended September 30, 2011 as follows:

	For the three months ended September 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
New buildings	$—	$—	$272	$7	$272	$7	$8	$—
Major building improvements	1,189	31	2,353	61	3,542	92	4,376	122
Roof replacements	316	8	613	16	929	24	1,335	37
Site improvements	431	11	3,858	101	4,289	112	3,272	91
Apartment upgrades	913	24	13,043	340	13,956	364	9,184	256
Appliances	1,819	48	395	10	2,214	58	1,354	38
Carpeting/flooring	2,119	55	1,906	50	4,025	105	3,143	88
HVAC/mechanicals	690	18	3,277	85	3,967	103	2,847	79
Miscellaneous	192	5	672	18	864	23	860	24

Totals	$7,669	$200	$26,389	$688	$34,058	$888	$26,379	$735

(a)

Calculated using the weighted average number of units owned, including 34,950 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 784 for the three months ended September 30, 2011; and 35,801 core units and 2010 acquisition units of 892 for the three months ended September 30, 2010.

Capital Improvements (continued)

	For the nine months ended September 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
New buildings	$—	$—	$675	$18	$675	$18	$91	$3
Major building improvements	3,521	93	7,465	197	10,986	290	9,228	261
Roof replacements	937	25	1,758	46	2,695	71	2,278	64
Site improvements	1,278	34	8,555	226	9,833	260	6,575	186
Apartment upgrades	3,549	94	26,506	700	30,055	794	21,538	609
Appliances	4,543	120	427	11	4,970	131	3,626	103
Carpeting/flooring	6,274	165	2,898	77	9,172	242	7,508	212
HVAC/mechanicals	2,044	54	6,815	180	8,859	234	7,212	204
Miscellaneous	568	15	2,273	60	2,841	75	1,718	49

Totals	$22,714	$600	$57,372	$1,515	$80,086	$2,115	$59,774	$1,691

(a)

Calculated using the weighted average number of units owned, including 34,950 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 291 for the nine months ended September 30, 2011; and 35,801 core units and 2010 acquisition units of 422 for the nine months ended September 30, 2010.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended September 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
Core Communities	$6,989	$200	$22,191	$635	$29,180	$835	$25,882	$741
2011 Acquisition Communities	157	200	444	566	601	766	—	—
2010 Acquisition Communities	523	200	3,754	1,436	4,277	1,636	497	558

Sub-total	7,669	200	26,389	688	34,058	888	26,379	735
Corporate office expenditures(b)	—	—	—	—	555	—	452	—

Totals	$7,669	$200	$26,389	$688	$34,613	$888	$26,831	$735

(a)

Calculated using the weighted average number of units owned, including 34,950 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 784 for the three months ended September 30, 2011; and 35,801 core units and 2010 acquisition units of 892 for the three months ended September 30, 2010.

(b)

No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

Capital Improvements (continued)

	For the nine months ended September 30,
	2011						2010
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
Core Communities	$20,971	$600	$49,103	$1,405	$70,074	$2,005	$59,182	$1,693
2011 Acquisition Communities	175	600	487	1,675	662	2,275	—	—
2010 Acquisition Communities	1,568	600	7,782	2,977	9,350	3,577	592	1,403

Sub-total	22,714	600	57,372	1,515	80,086	2,115	59,774	1,691
Corporate office expenditures(b)	—	—	—	—	1,732	—	2,427	—

Totals	$22,714	$600	$57,372	$1,515	$81,818	$2,115	$62,201	$1,691

(a)

Calculated using the weighted average number of units owned, including 34,950 core units, 2010 acquisition units of 2,614, and 2011 acquisition units of 291 for the nine months ended September 30, 2011; and 35,801 core units and 2010 acquisition units of 422 for the nine months ended September 30, 2010.

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

Summary of Core Properties

The Company had 103 apartment communities with 34,950 units which were owned during the three and nine months ended September 30, 2011 and 2010 (the “Core Properties”). The Company has one property with 851 units undergoing significant renovations beginning in 2011 such that the operating results are not comparable to 2010 due to units being taken out of service during the redevelopment period (the “Redevelopment Property”) and has reclassified the operating results of the Redevelopment Property from Core Properties for all periods presented. The Company acquired nine apartment communities with 2,614 units and placed into service another 449 units at two development communities during 2010; and acquired four apartment communities with 1,157 units and placed into service another 219 units at one development community during 2011 (the “Acquisition Communities”). The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and nine months ended September 30, 2011.

On October 13, 2010, the Company sold its general partnership interest in one investment where the Company was the managing general partner and was determined to be a variable interest entity. The result of this sale is classified as discontinued operations and is not included in the table below.

Results of Operations (continued)

A summary of the net operating income for Core Properties is as follows:

	Three Months				Nine Months
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Rent	$116,843	$111,643	$5,200	4.7%	$345,275	$332,622	$12,653	3.8%
Utility recovery revenue	3,851	3,700	151	4.1%	16,050	14,735	1,315	8.9%

Rent including recoveries	120,694	115,343	5,351	4.6%	361,325	347,357	13,968	4.0%
Property other income	5,620	5,470	150	2.7%	16,419	15,614	805	5.2%

Total revenue	126,314	120,813	5,501	4.6%	377,744	362,971	14,773	4.1%
Operating and maintenance	(48,276)	(47,072)	(1,204)	(2.6%)	(148,633)	(149,135)	502	0.3%

Net operating income	$78,038	$73,741	$4,297	5.8%	$229,111	$213,836	$15,275	7.1%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Nine Months
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Rent	$133,960	$118,920	$15,040	12.6%	$391,145	$347,689	$43,456	12.5%
Utility recovery revenue	4,229	3,903	326	8.4%	17,018	15,358	1,660	10.8%

Rent including recoveries	138,189	122,823	15,366	12.5%	408,163	363,047	45,116	12.4%
Property other income	6,407	5,792	615	10.6%	18,448	16,293	2,155	13.2%

Total revenue	144,596	128,615	15,981	12.4%	426,611	379,340	47,271	12.5%
Operating and maintenance	(55,352)	(50,542)	(4,810)	(9.5%)	(167,352)	(156,298)	(11,054)	(7.1%)

Net operating income	$89,244	$78,073	$11,171	14.3%	$259,259	$223,042	$36,217	16.2%

Comparison of three months ended September 30, 2011 to the same period in 2010

Of the $15,040 increase in rental income, $10,131 is attributable to the Acquisition Communities, partially offset by a $291 decrease of the Redevelopment Property. The balance, an increase of $5,200, relates to a 4.7% increase from the Core Properties as the result of an increase of 4.3% in weighted average rental rates from $1,135 to $1,184 per apartment unit, and by a 0.3% increase in economic occupancy from 93.8% to 94.1%. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $326 increase in utility recovery revenue, $151 is attributable to the Core Properties, and $175 is attributable to the Acquisition Communities and Redevelopment Property.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $615. Of this increase, $465 is attributable to the Acquisition Communities, and $150 is attributable to the Core Properties.

Of the $4,810 increase in operating and maintenance expenses, $3,828 is attributable to the Acquisition Communities and $1,204 is attributable to the Core Properties; partially offset by a $222 decrease for the Redevelopment Property. The increase in Core Properties is primarily due to increases in repairs & maintenance, property insurance and legal & professional expenses; partially offset by lower personnel costs and real estate taxes.

Repairs & maintenance expenses were up $187, or 2.4%, from a year ago, excluding the net impact of accounting charges required by GAAP related to significant fires and the associated insurance claims at certain properties. The increase reflects normal increases in supplies and contract services.

Property insurance increased by $517, or 54.4%, primarily due to adverse loss trends related to property insurance events in the third quarter, specifically fires, partially offset by positive trends in general liability claims. The positive trends in the general liability claims are reflective of the increased emphasis on preventing losses at the communities through safety training programs and the Company’s continued focus on settling claims earlier in their life cycle. While there were adverse trends during the quarter in property related insurance events, the installation of in-unit fire extinguishers for every apartment unit has continued to provide documented fire saves every quarter.

Results of Operations (continued)

Legal & professional expenses were up $227, or 55.6%, primarily due to outside attorney costs incurred in connection with successful tax assessment challenges.

Personnel costs were down $554, or 4.6%, primarily due to a reduction workers compensation costs which reflects the ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives.

Real estate taxes decreased $328, or 2.9%, due in part to tax increases being offset by $1,212 of assessment reductions and tax refunds realized in 2011 as compared to $429 in 2010. After removing the effects of the non-recurring items, real estate taxes were up $455, or 4.0%.

General and administrative expenses increased in 2011 by $2,250, or 40.5%. General and administrative expenses as a percentage of total revenues were 5.4% for 2011 as compared to 4.3% for 2010. The cost of the incentive bonus was up $1,091 as compared to 2010, reflecting the Company’s favorable operating performance versus its peers. Stock-based compensation costs recognized during the third quarter of 2011 were up $874, or 52.1%, primarily due to the impact of employees nearing retirement age vesting over one less year, while the overall 2011 grant of stock based compensation was only 6.2% higher than the 2010 award.

Interest expense increased by $1,919, or 6.2%, in 2011 primarily as a result of interest expense of several Core Properties, which were refinanced during the second half of 2010 at approximately $180 million higher principal than the maturing loans and the full quarter impact of third quarter 2010 Acquisition Communities which included $135 million of assumed debt. All 2011 Acquisition Communities were acquired without secured mortgage debt.

Depreciation and amortization expense increased $4,249, or 13.2%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Other expenses of $1,629 in 2011 and $2,213 in 2010 are property acquisition costs from the Acquisition Communities.

Comparison of nine months ended September 30, 2011 to the same period in 2010

Of the $43,456 increase in rental income, $31,375 is attributable to the Acquisition Communities, partially offset by a $572 reduction for the Redevelopment Property. The balance, an increase of $12,653, relates to a 3.8% increase from the Core Properties as the result of an increase of 3.3% in weighted average rental rates from $1,126 to $1,164 per apartment unit, and by a 0.4% increase in economic occupancy from 93.9% to 94.3%. Of the $1,660 increase in utility recovery revenue, $1,315 is attributable to the Core Properties, and $507 is attributable to the Acquisition Communities, partially offset by a $162 decrease for the Redevelopment Property. The increase in Core Properties is due in part to higher water & sewer costs being recovered from residents.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $2,155. Of this increase, $1,350 is attributable to the Acquisition Communities and Redevelopment Property, and $805 is attributable to the Core Properties.

Of the $11,054 increase in operating and maintenance expenses, $12,007 is attributable to the Acquisition Communities; offset by a $502 decrease attributable to the Core Properties and a $451 decrease for the Redevelopment Property. The decrease in Core Properties is primarily due to decreases in property insurance, personnel costs, snow removal, trash removal and electricity costs; partially offset by increases in repairs & maintenance, water & sewer costs, legal & professional and real estate taxes.

Results of Operations (continued)

Property insurance decreased by $1,888, or 32.5%, primarily due to positive trends in general liability claims. The positive trends in the general liability claims are reflective of the increased emphasis on preventing losses at the communities through safety training programs and the Company’s continued focus on settling claims earlier in their life cycle. The Company also settled one property claim for $262 less than originally estimated resulting in a reduction to the current year expense. Additionally, the 2011 period includes subrogation receipts of $117 as compared to none in 2010.

Personnel costs were down $767, or 2.2%, primarily due to a reduction workers compensation costs which reflects the ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives.

Snow removal costs were down $485, or 25.6%, as most of our Mid-Atlantic region properties suffered from record storms in the first quarter 2010.

Trash removal costs were down $255, or 10.4%, as a result of effective rebidding with trash haulers that took effect in late 2010.

Electricity costs were down $208, or 3.5%, from a year ago primarily a result of lower consumption due to several energy conservation efforts being implemented including a compact fluorescent bulb replacement program and the installation of motion sensors and timers in common areas.

Repairs & maintenance expenses were up $410, or 2.0%, from a year ago, excluding the net impact of accounting charges required by GAAP related to significant fires and the associated insurance claims at certain properties. The increase reflects normal increases in supplies and contract services.

Water & sewer costs increased $838, or 7.5%, primarily due to municipalities increasing rates. The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Legal & professional expenses were up $296, or 26.9%, primarily due to outside attorney costs incurred in connection with successful tax assessment challenges.

Real estate taxes increased $109, or 0.3%, primarily due to tax increases being offset by $1,338 of assessment reductions and tax refunds in 2011 as compared to $737 in 2010. After removing the effects of the non-recurring items, real estate taxes were up $710, or 2.0%.

General and administrative expenses increased in 2011 by $4,644, or 25.5%. General and administrative expenses as a percentage of total revenues were 5.4% for 2011 as compared to 4.8% for 2010. The cost of the incentive bonus was up $1,950 as compared to 2010, reflecting the Company’s favorable operating performance versus its peers. Stock-based compensation costs recognized during the second quarter of 2011 were up $1,981, or 34.0%, primarily due to the impact of employees nearing retirement age vesting over one less year, while the overall 2011 grant of stock based compensation was only 6.2% higher than the 2010 award. Also included in 2011 are $89 of abandoned pursuit costs.

Interest expense increased by $7,896, or 8.7%, in 2011 primarily as a result of interest expense on the new debt of several Core Properties, which were refinanced during 2010 at approximately $200 million higher principal than the maturing loans and full year impact of 2010 Acquisition Communities which included $156 million of assumed debt. All 2011 Acquisition Communities were acquired without secured mortgage debt.

Depreciation and amortization expense increased $12,665, or 13.6%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Other expenses of $1,738 in 2011 and $2,836 in 2010 are additional property acquisition costs from the Acquisition Communities.

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

The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three and nine months ended September 30, 2011 and 2010 are presented below (in thousands):

	Three Months		Nine Months
	2011	2010	2011	2010
Net income attributable to common stockholders	$8,508	$5,507	$23,927	$13,312
Real property depreciation and amortization	35,625	31,722	103,493	91,691
Noncontrolling interest	2,250	1,695	6,700	4,180
Loss (gain) on disposition of property	—	—	—	13

FFO – Basic and Diluted, as defined by NAREIT	$46,383	$38,924	$134,120	$109,196

Weighted average common shares/units outstanding (1):
Basic	52,767.7	48,883.4	50,910.7	47,935.2

Diluted	53,591.1	49,389.7	51,630.0	48,376.7

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

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

Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. Despite substantial turmoil in the housing and mortgage lending markets as a result of the recession starting in late 2007 and continuing high unemployment rates, the Company continued to receive favorable financing at market rates of interest, including the amendment and extension of the line of credit in 2011 at rates 40% lower than the prior agreement. Its average physical occupancy of 95.0% in 2008, 94.9% in 2009, 95.2% in 2010 followed by 95.5% for the first three quarters of 2011 were the highest since 2000. Financial performance continued strong, leading the public multifamily sector in same-store NOI growth in 2009 and 2010, reflecting the stability of our geographic markets and business model. Beginning in 2011, we see an improving economic climate leading to job growth which typically results in household formations. At the same time the supply of new multi-family units is somewhat constrained which could further boost our occupancy and enhance the Company’s ability to raise rents and deliver upgraded units into a more favorable rental climate. In light of this, we will continue to review our business strategy throughout the year.

Dividends and Distributions

On November 2, 2011, the Board of Directors declared a dividend of $0.62 per share on the Company’s common stock and approved a distribution of $0.62 per UPREIT Unit for the quarter ended September 30, 2011. This is the equivalent of an annual dividend/distribution of $2.48 per share/unit. The dividend and distribution is payable November 22, 2011, to stockholders and unitholders of record on November 14, 2011.

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

HOME PROPERTIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2011 and December 31, 2010, 92% and 90% of the Company’s secured and unsecured debt bore interest at fixed rates, and 86% and 84% of the Company’s debt was secured and bore interest at fixed rates, respectively. The secured fixed rate debt had weighted average maturities of 5.87 years and 6.52 years and a weighted average interest rate of 5.34% and 5.36% at September 30, 2011 and December 31, 2010, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of 6.68 and 7.05 years and a weighted average interest rate of 2.95% and 3.00% at September 30, 2011 and December 31, 2010, respectively. The Company does not intend to utilize a significant amount of permanent variable rate debt to acquire properties in the future. On occasion, the Company may use its line of credit in connection with a property acquisition, development or stock repurchase with the intention to refinance at a later date. The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.

At September 30, 2011 and December 31, 2010, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.52 billion and $2.48 billion, respectively, compared to its carrying amount of $2.35 billion and $2.42 billion. The Company estimates that a 100 basis point increase in market interest rates at September 30, 2011 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.41 billion and would result in $2.0 million higher interest expense on the variable rate secured debt on an annualized basis. At September 30, 2011 and December 31, 2010, the fair value of the Company’s total debt, including the Senior Notes and line of credit, amounted to a liability of $2.66 billion and $2.68 billion, respectively, compared to its carrying amount of $2.49 billion and $2.62 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and/or equity offerings and/or the issuance of UPREIT Units. As of September 30, 2011, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of September 30, 2011, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2010. There have been no material changes in these risk factors during the nine months ended September 30, 2011 and through the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase. At September 30, 2011, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program and during the three months ended September 30, 2011, the Company did not repurchase any shares under the Company Program.

In addition, participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay all or a portion of the exercise price payable to the Company upon the exercise of an option. In such event, the common stock used to pay the exercise price is returned to authorized but unissued status, and is deemed to have been repurchased by the Company, but does not represent repurchases under the Company Program.

There were no shares (units) repurchased by the Company during the quarter ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

1.1	Underwriting Agreement, dated September 20, 2011 (incorporated by reference to the Form 8-K filed by Home Properties, Inc. on September 20, 2011)

10.1	Nonqualified Voluntary Defferred Compensation Plan*/***

10.2	Amendment Number Two to Deferred Bonus Plan*/***

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101	XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. **

*	Filed herewith
**	Furnished herewith
***	Management contract for compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	November 4, 2011

By:	/s/ Edward J. Pettinella

Edward J. Pettinella
President and Chief Executive Officer

Date:	November 4, 2011

By:	/s/ David P. Gardner

David P. Gardner
Executive Vice President and
Chief Financial Officer