Form 10-K
period 2011-12-31
HOME PROPERTIES INC
filed 2012-02-27
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-13136

HOME PROPERTIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	16-1455126
(State of incorporation)	(I.R.S. Employer Identification No.)

850 Clinton Square, Rochester, New York 14604

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (585) 546-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 40,180,199 shares of common stock held by non-affiliates was $2,446,170,515 based on the closing sale price of $60.88 per share on the New York Stock Exchange on June 30, 2011.

As of February 16, 2012, there were 48,371,215 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2012	Part III

HOME PROPERTIES, INC.

PART I

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on page 54 of this Form 10-K.

Item 1.	Business

The Company

Home Properties, Inc. (“Home Properties” or the “Company”) was formed in November 1993, as a Maryland corporation and is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, acquires, develops and rehabilitates apartment communities. The Company’s properties are regionally focused, primarily in selected Northeast and Mid-Atlantic regions of the United States. The Company completed an initial public offering of 5,408,000 shares of common stock (the “IPO”) on August 4, 1994 and is traded on the New York Stock Exchange (“NYSE”) under the symbol “HME”. The Company is included in Standard & Poor’s MidCap 400 Index.

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership, and a management company, Home Properties Resident Services, Inc. (“HPRS”), which is a Maryland corporation. At December 31, 2011, the Company held 81.8% (77.1% at December 31, 2010) of the limited partnership units in the Operating Partnership (“UPREIT Units”).

Home Properties, through its affiliates described above, as of December 31, 2011, owned and operated 124 communities with 41,951 apartment units (the “Owned Properties”).

The Owned Properties are concentrated in the following market areas:

Market Area	Communities Owned	Apartments Owned
Suburban Washington, D.C.	30	12,230
Baltimore, MD	25	9,984
Suburban New York City	28	7,225
Philadelphia, PA	20	5,806
Boston, MA	10	2,684
Chicago, IL	7	2,566
Southeast Florida	2	836
Portland, ME	2	620

Totals	124	41,951

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

•

limited development of new apartment communities on entitled raw land, on land adjacent to existing owned communities, and, where there are density opportunities, to replace existing garden apartments with mid- or high-rise structures;

•	disposing of properties that have reached their potential, are less efficient to operate, or are located in markets where growth has slowed to a pace below the markets targeted for acquisition; and

•	maintaining a strong and flexible capital structure with cost-effective access to the capital markets.

Structure

The Company was formed in November 1993 as a Maryland corporation and is the general partner of the Operating Partnership. On December 31, 2011, it held an 81.8% partnership interest in the Operating Partnership comprised of: a 1.0% interest as sole general partner; and an 80.8% limited partner interest through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. The holders of the remaining 18.2% of the UPREIT Units are certain individuals and entities who received UPREIT Units as consideration for their interests in entities owning apartment communities purchased by the Operating Partnership, including certain officers and Directors of the Company.

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

Operating Strategies

The Company will continue to focus on enhancing long-term investment returns by:

•	acquiring apartment communities and repositioning them for long-term growth at prices that provide a positive spread over the Company’s long-term cost of capital;

•	complementing its core acquisition and repositioning strategy by developing a limited number of new apartment units;

•	recycling assets by disposing of properties in low growth markets and those that have reached their potential or are less efficient to operate due to size or remote location;

•	balancing its decentralized property management philosophy with the efficiencies of centralized support functions and accountability including rent optimization and volume purchasing;

•	enhancing the quality of living for the Company’s residents by improving the service and physical amenities available at each community every year;

•	adopting new technology so that the time and cost spent on administration can be minimized while the time spent attracting and serving residents can be maximized;

•	continuing to utilize its written “Pledge” of customer satisfaction that is the foundation on which the Company has built its brand recognition; and

•	focusing on reducing expenses while constantly improving the level of service to residents.

The Company has a strategy of acquiring and repositioning mature C to B- apartment properties. Since its 1994 IPO, the Company has acquired and repositioned 216 communities, containing more than 59,000 units. The rehabilitation and revitalization process targets a minimum 10% return on repositioning investments. It is expected that capital expenditures on repositioning investments will increase slightly from 2011 levels, which returned to historic levels as residents demonstrated a preference for an upgraded apartment at a higher monthly rent in a recovering economic environment. Extensive experience and expertise in repositioning has helped the Company build significant internal design and construction management skills. The complete repositioning of a community can take place over a five to seven year period. The comprehensive process typically begins with improvements in landscaping, signage and common areas. Exterior improvements increase curb appeal and marketability of the property. Deferred maintenance is corrected, which can include new HVAC systems, roofs, balconies and windows. At many properties, community centers and swimming pools are added or upgraded. Apartment interiors are renovated when residents move out, with the most significant investments made in upgrading kitchens and baths. Complete remodeling of dated kitchens and bathrooms typically include new appliances, flooring, counters, cabinets, lighting, tile, fixtures, sinks, bathtubs and toilets. It may include the removal of kitchen walls to open up the living area. Where feasible, in-unit washers and dryers are added. Repositioning efforts upgrade properties that were C to B- level when acquired to the B to B+ level, which, over time, significantly increases the property’s rental income, net operating income and market value.

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

During 2011, the Company acquired eight communities with a total of 2,817 units for an aggregate consideration of $501 million, or an average of approximately $178,000 per apartment unit. The weighted average expected first year capitalization rate for the acquired communities was 5.5%. Capitalization rate (“cap rate”) is defined as the rate of interest used to convert the first year expected net operating income (“NOI”) less a 2.7% management fee into a single present value. NOI is defined by the Company as rental income and property other income less operating and maintenance expenses. Four acquisitions were in suburban Washington, D.C.; and one each in the suburbs of Baltimore, Boston, Chicago and Philadelphia.

The Company believes that it will have the opportunity to make acquisitions during 2012 and has projected $200 million to $300 million in purchases for the year.

The Company has the ability to develop new market-rate communities. It plans to engage in development activity only in markets in which it is currently doing business in order to add net asset value and supplement future earnings and growth. It expects to develop new apartment communities on raw land and on land adjacent to existing Owned Properties, as well as to increase the density of units at some communities currently owned. The Company plans one construction start in 2012 with approximately $90 million in spending, in addition to two developments started in 2011.

During 2011, the Company did not sell any communities. The Company has not specifically identified communities for sale in 2012 but will continue to evaluate the sale of its communities. The Company expects to dispose of between $50 million and $150 million of properties for the year. Typically, a property will be targeted for sale if management is of the opinion that it has reached its potential or if it is located in a slower growth market or is less efficient to operate.

Financing and Capital Strategies

The Company intends to continue to adhere to the following financing policies:

•

maintaining a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the value (using the Company’s internally calculated Net Asset Value (“NAV” per share) of outstanding diluted common stock, the UPREIT Units, plus total debt)) of approximately 45% or less;

•	utilizing primarily fixed rate debt;

•	varying debt maturities to avoid significant exposure to interest rate changes upon refinancing; and

•	maintaining a line of credit so that it can respond quickly to acquisition opportunities.

On December 31, 2011, the Company’s debt was approximately $2.7 billion and the debt-to-total market capitalization ratio was 43.9% based on the year-end closing price of the Company’s common stock of $57.57. The weighted average interest rate on the Company’s mortgage debt as of December 31, 2011 was 5.13% and the weighted average maturity was approximately six years. Debt maturities are staggered, ranging from February 2012, through June 2034. As of December 31, 2011, the Company had a $275 million unsecured line of credit facility with M&T Bank and U.S. Bank National Association (acting as joint lead banks) and nine other participating commercial banks with $2.5 million outstanding on the line of credit.

To further strengthen the Company’s balance sheet and increase its financial flexibility, during 2011 the Company pursued certain capital market initiatives as follows:

•

The Company increased the level of the value of unencumbered properties in relationship to the total property portfolio from 22% to 33%. This higher level adds flexibility, allowing the Company to place additional unsecured financing if desired, or increase secured borrowing on unencumbered assets.

•

The Company benefits from its multifamily focus as the Government Sponsored Enterprises (“GSEs”) Fannie Mae and Freddie Mac are still very active lending to apartment owners, however, no secured debt was added during 2011. The Company satisfied a large portion of debt maturing in 2012 early, reducing the level of secured loans maturing in 2012 from $122 million to $39 million. In total, $116 million of mortgage debt was paid off in 2011 with a weighted average interest rate of 5.71%.

•	The Company sold 3.2 million shares of common stock through its second at-the-market (“ATM”) equity offering program, generating $190 million in net proceeds.

•	The Company publicly offered 6 million shares of its common stock at a price of $58.50 per share, for net proceeds of approximately $337 million.

•	The Company renegotiated and extended the unsecured line of credit facility twice during 2011.

•

On February 10, 2011, the Company renegotiated the $175 million line of credit facility and extended the maturity one year to August 31, 2012. Pricing was less expensive, and moved from interest rate spreads ranging from 2.50% to 3.25% over the one-month LIBOR and a LIBOR floor of 1.50% to interest rate spreads ranging from 1.90% to 2.63% over the one-month LIBOR without a LIBOR floor. In addition, as a result of the renegotiation, the capitalization rate used for valuing assets was reduced as was the unused facility fee.

•

In December 2011, the $175 million line of credit facility was increased to $275 million and now matures December 8, 2015. Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. As of December 31, 2011, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.31%; resulting in an effective rate of 1.61% for the Company.

•	The Company repaid the $140 million exchangeable senior notes that had a put/call option in November 2011.

•

The Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank and ten other participating lenders. The loan bears monthly interest at 1.3% above the one-month LIBOR and has covenants that align with the unsecured line of credit facility.

Financing and Capital Strategies (continued)

•

The Company issued $150 million of unsecured senior notes. The notes were offered in a private placement in two series: Series A: $90 million with a seven-year term due December 19, 2018 at a fixed interest rate of 4.46%; and, Series B: $60 million with a ten-year term due December 19, 2021 at a fixed interest rate of 5.00%. Although the covenants of the notes do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the notes and the line are identical.

The capital market initiatives described above allowed the Company to achieve stronger key debt and credit metrics at December 31, 2011 versus December 31, 2010 as follows:

•	total debt to value was reduced to 46.9% from 53.9%.(1)

•	total secured debt to value was reduced to 39.7% from 49.8%.(1)

•	interest coverage ratio was increased from 2.3 times to 2.8 times.

•	fixed charge coverage ratio was increased from 2.2 times to 2.7 times.

•	value of unencumbered asset pool was increased from $1.0 billion to $1.9 billion; or from 21.7% to 33.3% of total value, respectively.(1)

(1)	As calculated under the terms of the line of credit facility.

For 2012, the Company plans to continue to increase the level of the value of unencumbered properties to over 35% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly less than the level at December 31, 2011 and issuing shares under the current or future ATM programs.

Management expects to continue to fund a portion of its continued growth by taking advantage of its UPREIT structure and using UPREIT Units as currency in acquisition transactions. During 2010, the Company issued $4.8 million worth of UPREIT Units as partial consideration for one acquired property. During 2011, no UPREIT Units were used as consideration for acquired properties. It is difficult to predict the level of demand from sellers for this type of transaction. In periods when the Company’s stock price is trading at a discount to estimated NAV, it is unlikely that management would engage in UPREIT transactions.

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company can repurchase shares of its outstanding common stock and UPREIT Units. Shares or units may be repurchased through the open market or in privately-negotiated transactions. The Company’s strategy is to opportunistically repurchase shares at a discount to its underlying NAV, thereby continuing to build value for long-term shareholders. At December 31, 2011, there was approval remaining to purchase 2.3 million shares. The 2012 guidance assumes no additional share repurchases.

Competition

The Company’s properties are primarily located in developed areas where there are other multifamily properties which directly compete for residents. There is also limited competition from single family homes and condominiums for sale or rent. The competitive environment may have a detrimental effect on the Company’s ability to lease apartments at existing and at newly developed properties, as well as on rental rates.

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

Competition (continued)

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

Market Environment

The markets in which Home Properties operates could be characterized long term as stable, with moderate levels of job growth. During 2010 and expected to continue through 2012, many regions of the United States are experiencing varying degrees of economic recovery resulting in improving job growth for both the country as a whole and the Company’s markets.

The Company’s markets experienced results similar to the country as a whole in 2010 with job growth of 0.8%. In 2011, the Company’s markets were slightly behind the U.S. average with 0.7% job growth versus 1.3%, respectively, although both the Baltimore, MD and Boston, MA markets matched the national average. In addition, the unemployment rate for the Company’s markets of 6.9% continues to compare favorably to the country average of 8.3%. The Company’s Northern VA/DC market continues to experience the lowest unemployment rate of 5.5% at December 31, 2011. This market represents 29.2% of the Company’s total apartment unit count. These two favorable comparisons help explain why the Company’s markets helped the Company outperform all of its public company multifamily peers on a measurement of same store NOI in 2010 and tie for the fourth best in 2011.

New construction in the Company’s markets is low relative to the existing multifamily housing stock and compared to other regions of the country. In 2011, Home Properties’ markets represented 27.9% of the total estimated existing U.S. multifamily housing stock, but only 20.3% of the country’s estimated new supply of multifamily housing units.

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

An analysis of multifamily supply compared to multifamily demand can indicate whether a particular market is tightening, softening or in equilibrium. The fourth to last column in the “Multifamily Supply and Demand” table on page 11 reflects current estimated net new multifamily supply as a percentage of new multifamily demand for the Company’s markets and the United States. For both the Company’s markets and the country as a whole, net new supply is low compared to expected new demand. For the country, net new supply represents 27.4% of net new demand, creating an environment where both pricing and/or occupancy could improve. The relationship in the Company’s markets is much better, where net new supply after obsolescence is expected to meet only 7.1% of the expected increasing demand for rental housing.

Market Demographics

CBSA Market Area	% of Owned Units	2011 Number of Households	2011 Job Growth	2011 vs. 2010 Job Growth % Change	December Unemployment Rate	2011 Median Home Value	2011 Multifamily Units as a % of Total Housing Units Stock (5)	2011 Multifamily Housing Stock (6)
Northern VA/DC	29.2%	2,110,582	13,400	0.4%	5.5%	$364,452	29.0%	651,082
Baltimore, MD	23.8%	1,052,313	17,100	1.3%	6.8%	271,299	19.5%	221,809
Suburban New York City (1)	17.2%	6,885,345	47,900	0.6%	8.2%	408,024	37.4%	2,771,948
Eastern PA (2)	13.8%	2,615,403	(4,400)	(0.1%)	7.9%	217,348	14.9%	418,437
Boston, MA (3)	7.9%	1,974,919	35,500	1.3%	5.7%	569,471	21.2%	448,808
Chicago, IL	6.1%	3,433,721	15,700	0.4%	9.3%	223,278	24.7%	914,330
Southeast Florida (4)	2.0%	2,103,361	26,700	1.2%	9.6%	195,502	38.9%	949,946

Home Properties Markets	100.0%	20,175,644	151,900	0.7%	6.9%	$333,572	29.1%	6,376,360

United States		116,862,390	1,671,000	1.3%	8.3%	$172,751	17.5%	22,851,748

(1)	Suburban New York City is defined for this report as New York-Northern New Jersey-Long Island, NY-NJ-PA Core Based Statistical Area (CBSA).
(2)	Eastern Pennsylvania is defined for this report as Philadelphia-Camden-Wilmington, PA-NJ-DE-MD CBSA & Allentown-Bethlehem-Easton PA-NJ CBSA.
(3)	Boston, MA is defined for this report as Boston-Cambridge-Quincy, MA CBSA & Portland-South Portland-Biddeford, ME CBSA.
(4)	Southeast Florida is defined for this report as Miami-Fort Lauderdale-Miami Beach, FL CBSA.
(5)	Based on Nielsen 2011 estimates calculated from the 2000 U.S. Census figures.
(6)	2011 Multifamily Housing Stock is from Nielsen estimates of five or more units based on the 2000 U.S. Census.

Sources: Bureau of Labor Statistics (BLS); The Nielsen Company (formerly Claritas); US Census Bureau - Manufacturing & Construction Div.

Data collected is data available as of February 1, 2012 and in some cases may be preliminary.

BLS is the principal fact-finding agency for the Federal Government in the broad field of labor economics and statistics.

Nielsen is a leading provider of precision marketing solutions and related products and services.

U.S. Census Bureau’s parent Federal agency is the U.S. Dept. of Commerce, which promotes American business and trade.

Multifamily Supply and Demand

CBSA Market Area	Estimated 2011 New Supply of Multifamily (7)	Estimated 2011 Multifamily Obsolescence (8)	Estimated 2011 Net New Multifamily Supply (9)	Estimated 2011 New Multifamily Household Demand (10)	Estimated Net New Multifamily Supply as a % of New Multifamily Demand	Estimated Net New Multifamily Supply as a % of Multifamily Stock	Expected Excess Demand (11)	Expected Excess Revenue Growth (12)
Northern VA/DC	8,916	3,255	5,661	2,592	218.4%	0.9%	(3,069)	(0.5%)
Baltimore, MD	1,929	1,109	820	2,224	36.9%	0.4%	1,404	0.6%
Suburban New York City (1)	12,626	13,860	(1,234)	11,949	(10.3%)	0.0%	13,183	0.5%
Eastern PA (2)	2,094	2,092	2	(437)	(0.5%)	0.0%	(439)	(0.1%)
Boston, MA (3)	2,330	2,244	86	5,020	1.7%	0.0%	4,934	1.1%
Chicago, IL	3,186	4,572	(1,386)	2,587	(53.6%)	(0.2%)	3,973	0.4%
Southeast Florida (4)	2,993	4,750	(1,757)	6,928	(25.4%)	(0.2%)	8,685	0.9%

Home Properties Markets	34,074	31,882	2,192	30,863	7.1%	0.0%	28,671	0.4%

United States	167,627	114,259	53,368	195,047	27.4%	0.2%	141,679	0.6%

(1)-(6) see footnotes prior page

(7)

Estimated 2011 New Supply of Multifamily = Multifamily permits (2011 figures U.S. Census Bureau, Mfg. & Constr. Div., 5+ permits only) adjusted by the average % of permits resulting in a construction start (estimated at 95%).

(8)	Estimated 2011 Multifamily Obsolescence = Estimated 2011 Multifamily Housing Stock multiplied by the estimated % of obsolescence (0.5%).
(9)	Estimated 2011 Net New Multifamily Supply = Estimated 2011 New Supply of Multifamily - Estimated 2011 Multifamily Obsolescence.
(10)

Estimated 2011 New Multifamily Household Demand = 2011 job growth (Nonfarm, not seasonally adjusted payroll employment figures) (12/31/2010-12/31/2011) multiplied by the expected % of new household formations resulting from new jobs (66.7%) and the % of multifamily households in each market (based on Nielsen estimates).

(11)	Expected Excess Demand = Estimated 2011 New Multifamily Household Demand - Estimated 2011 Net New Multifamily Supply.
(12)

Expected Excess Revenue Growth = Expected Excess Demand divided by 2011 Multifamily Housing Stock. This percentage is expected to reflect the relative impact that changes in the supply and demand for multifamily housing units will have on occupancy rates and/or rental rates in each market, beyond the impact caused by broader economic factors, such as inflation and interest rates.

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

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (collectively, the “Reports”), are electronically filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549-2521. Please call the SEC at 1-800-732-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which are available without charge. In addition, you can read similar information about the Company at the offices of the NYSE at 20 Broad Street, New York, NY 10005.

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

Current copies of the Company’s Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers with Certification, Corporate Governance Guidelines and Charters for the Audit, Compensation, Corporate Governance/Nominating and Real Estate Investment Committees of the Board are also available on the Company’s website under the heading “Investors/Corporate Overview/Governance Documents Highlights.” Copies of these documents are also available at no charge upon request addressed to the Corporate Secretary at Home Properties, Inc., 850 Clinton Square, Rochester, New York 14604.

The reference to our website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

Item 1A.	Risk Factors

As used in this section, references to “we” or “us” or “our” refer to the Company, the Operating Partnership, and HPRS, taken as a whole.

Our business is subject to uncertainties and risks. Please carefully consider the risk factors described below, which apply to Home Properties, the Operating Partnership, and HPRS, in addition to other risks and factors set forth in this Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or prospects. The risk factors we describe contain or refer to certain forward-looking statements. You should review the explanation of the limitations of forward-looking statements contained in the section entitled “Forward-Looking Statements” on page 54 of this Form 10-K.

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

Real estate investments are relatively illiquid and, therefore, we have limited ability to adjust our portfolio quickly in response to changes in economic or other conditions. In addition, the prohibition in the Internal Revenue Code (the “Code”) on REITs holding property for sale and related regulations may affect our ability to sell properties without adversely affecting distributions to stockholders. A number of our properties were acquired using UPREIT Units and fifteen of those properties are subject to certain agreements which may restrict our ability to sell such properties in transactions that would create current taxable income to the former owners.

Real Estate Investment Risks (continued)

Competition could limit our ability to lease apartments or increase or maintain rents.

Our apartment communities compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartment units and to increase or maintain rental rates. The recent challenges in the credit and housing markets have increased single-family housing inventory that may compete with our properties.

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

If any of these risks materialized, the effect may reduce the funds available for distribution to our stockholders. Further, the repositioning and development of properties is also subject to the general risks associated with real estate investments.

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs are present at some of our communities. We implement an operations and maintenance program at each of the communities at which ACMs are detected. We do not currently anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.

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

As a requirement relating to some of our financing, or, in some instances, relating to zoning or other municipal approvals, we have committed to make some of the apartments in a community available to households whose income does not exceed certain thresholds and/or to limit rent increases. As of December 31, 2011, approximately 9% of our apartment units were under some form of such limitations. These commitments typically expire after a period of time, and may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.

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

As of December 31, 2011, we had approximately $2.3 billion of mortgage debt, a significant portion of which is subject to balloon payments. We do not expect to have cash flows from operations to make all of these balloon payments. The mortgage debt matures as follows:

2012	$ 39 million
2013	192 million
2014	100 million
2015	260 million
2016	344 million
Thereafter	1,326 million

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

Fannie Mae and Freddie Mac (the “GSEs”) are a major source of financing for secured multifamily real estate. We and other multifamily companies depend in part on the GSEs to finance growth by purchasing or guarantying apartment loans. In 2011, the Obama administration released a report proposing that the GSEs be gradually eliminated. The report proposed three possible courses for long-term reform of housing finance. A final decision by the government to eliminate the GSEs or to change their mandate may adversely affect interest rates and capital availability. In 2011, the Company did not add any secured debt, instead adding $400 million of unsecured debt and increasing its unsecured line of credit by $100 million. This demonstrates the Company’s declining reliance on the GSEs. In addition, management believes, based on the positive performance of the multifamily sector and its low mortgage default rate, that other sources of financing would enter the market such as pension funds and insurance companies.

Real Estate Financing Risks (continued)

The Company in part relies on its line of credit to meet its short-term liquidity requirements.

As of December 31, 2011, the Company had an unsecured line of credit agreement of $275 million with an initial maturity date of December 8, 2015, and a one-year extension, at the Company’s option. The Company had $2.5 million outstanding under the credit facility on December 31, 2011.

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

Failure to comply with the financial covenants relating to its unsecured debt, could result in a default and early repayment of the loans.

In 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank. It also issued $90 million of seven-year unsecured notes and $60 million of ten-year unsecured notes. These loans require the Company to maintain some of the same covenants, ratios and measurements as under the line of credit. A default in any of these requirements could result in a default of these unsecured loans and a requirement that the loan be repaid early. This could adversely affect our liquidity and result in increased borrowing costs.

Rising interest rates could adversely affect operations and cash flow.

As of December 31, 2011, approximately 83% of our debt was at fixed rates. This limits our exposure to changes in interest rates. Prolonged interest rate increases, however, could negatively affect our ability to make acquisitions, to dispose of properties at favorable prices, to develop properties and to refinance existing borrowings at acceptable rates.

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

In December 2009, the Company filed a Prospectus Supplement pursuant to a previously filed registration statement. Pursuant to the Prospectus Supplement, the Company was authorized to sell up to 3.7 million common shares from time to time in “at the market offerings” or negotiated transactions (not to exceed $150 million of gross proceeds). By June, 2010, all of the shares available under this offering had been sold. In September 2010, the Company filed an additional Prospectus Supplement pursuant to which it may sell up to 3.6 million additional common shares. During 2011, the Company issued 3.2 million shares for $194 million gross proceeds under this second offering. At December 31, 2011, approximately 0.4 million shares remain available under this offering. In addition, the Board of Directors recently authorized the sale of up to an additional 4.4 million common shares in “at the market offerings.” The Company has not yet filed a Prospectus Supplement relating to these additional shares as it deems the remaining shares under the prior Prospectus Supplement to be sufficient for its short-term needs. Sales of substantial amounts of shares of common stock in the public market or the perception that such sales might occur could adversely affect the market price of the common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2011, the Owned Properties consisted of 124 multifamily residential communities containing 41,951 apartment units. In 2011, the Company acquired eight communities with a total of 2,817 units in eight transactions for total consideration of $500.7 million. In 2010, the Company acquired nine communities with a total of 2,614 units in eight transactions for total consideration of $339.1 million.

The Owned Properties are generally located in established markets in suburban neighborhoods and are well maintained and well leased. Average physical occupancy at the Owned Properties was 94.8% for 2011. “Physical occupancy” is defined as total possible rental income, net of vacancy; as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents. “Economic occupancy” is defined as total possible rental income, net of vacancy and bad debt expense as a percentage of total possible rental income. The Owned Properties are typically two- and three-story garden style apartment buildings in landscaped settings and a majority are of brick or other masonry construction. The Company believes that its strategic focus on appealing to middle income residents and the quality of the services it provides to such residents results in lower resident turnover. Average turnover at the Owned Properties was approximately 39% for 2011, which is significantly below the national average of approximately 53% for garden style apartments.

Resident leases are generally for a one year term. Security deposits equal to one month’s rent or less are generally required.

Certain of the Owned Properties collateralize mortgage loans. See Schedule III contained herein (pages 91 to 93).

The table on the following pages illustrates certain of the important characteristics of the Owned Properties as of December 31, 2011.

Communities Wholly Owned by Home Properties

Regional Area		# Of Apts	Age In Years	Year Acq/Dev	Average Apt Size (Sq Ft)	(2) 2011 % Resident Turnover	(3) 2011 Average % Occupancy	(3) 2010 Average % Occupancy	2011 Avg Mo Rent Rate per Apt	2010 Avg Mo Rent Rate per Apt	12/31/2011 Total Cost (000)
	Core Communities (1)
FL - Southeast	The Hamptons	668	22	2004	1,052	50%	95%	93%	$979	$982	$71,984
FL - Southeast	Vinings at Hampton Village	168	22	2004	1,207	42%	96%	94%	1,104	1,110	18,621
IL - Chicago	Blackhawk Apartments	371	50	2000	793	46%	95%	97%	871	840	26,027
IL - Chicago	Courtyards Village	224	40	2001	674	47%	98%	98%	843	809	18,633
IL - Chicago	Cypress Place	192	41	2000	852	33%	97%	98%	944	907	16,024
IL - Chicago	The Colony	783	38	1999	704	44%	97%	96%	867	855	58,811
IL - Chicago	The New Colonies	672	37	1998	657	57%	96%	96%	756	724	37,982
MA - Boston	Gardencrest Apartments	696	63	2002	847	31%	96%	96%	1,548	1,507	116,171
MA - Boston	Highland House	172	42	2006	733	34%	96%	97%	1,170	1,136	20,692
MA - Boston	Liberty Place	107	23	2006	994	39%	96%	97%	1,447	1,405	17,786
MA - Boston	Stone Ends Apartments	280	32	2003	815	33%	95%	94%	1,250	1,215	41,004
MA - Boston	The Heights at Marlborough	348	38	2006	876	44%	94%	96%	1,187	1,151	57,205
MA - Boston	The Meadows at Marlborough	264	39	2006	855	41%	95%	96%	1,147	1,108	39,924
MA - Boston	The Townhomes of Beverly	204	41	2007	1,103	43%	96%	98%	1,485	1,424	41,316
MA - Boston	The Village at Marshfield	276	39	2004	735	50%	96%	97%	1,158	1,113	39,447
MA - Boston	Westwoods	35	21	2007	904	34%	97%	97%	1,232	1,182	4,524
MD - Baltimore	Bonnie Ridge Apartments	960	45	1999	998	40%	95%	95%	1,105	1,059	87,459
MD - Baltimore	Canterbury Apartments	618	33	1999	934	42%	95%	95%	974	946	42,583
MD - Baltimore	Country Village Apartments	344	40	1998	776	48%	97%	97%	993	926	25,585
MD - Baltimore	Dunfield Townhouses	312	24	2007	916	45%	96%	94%	1,153	1,120	38,253
MD - Baltimore	Falcon Crest Townhomes	396	42	1999	993	36%	96%	93%	998	980	25,897
MD - Baltimore	Fox Hall Apartments	720	35	2007	946	39%	92%	92%	870	827	74,541
MD - Baltimore	Gateway Village Apartments	132	22	1999	963	41%	96%	96%	1,336	1,298	11,853
MD - Baltimore	Heritage Woods Apartments	164	38	2006	965	42%	97%	97%	1,136	1,061	17,797
MD - Baltimore	Mill Towne Village	384	38	2001	812	39%	94%	94%	904	878	32,201
MD - Baltimore	Morningside Heights Apartments	1,050	46	1998	864	39%	93%	92%	896	862	70,443
MD - Baltimore	Owings Run Apartments	504	16	1999	1,136	44%	96%	96%	1,242	1,200	49,712
MD - Baltimore	Ridgeview at Wakefield Valley	204	23	2005	916	45%	95%	96%	1,208	1,162	24,689
MD - Baltimore	Saddle Brooke	468	38	2008	889	37%	93%	93%	1,036	995	58,249
MD - Baltimore	Selford Townhomes	102	24	1999	987	48%	94%	94%	1,364	1,306	9,168
MD - Baltimore	The Coves at Chesapeake	469	29	2006	986	38%	92%	92%	1,234	1,199	75,910
MD - Baltimore	Timbercroft Townhomes & Apts	284	39	1999	998	13%	99%	100%	939	916	16,005
MD - Baltimore	Top Field	156	38	2006	1,149	27%	97%	97%	1,270	1,194	22,451
MD - Baltimore	Village Square Townhomes & Apts.	370	43	1999	948	38%	96%	94%	1,166	1,126	27,834
MD - Baltimore	Woodholme Manor Apartments	177	42	2001	817	29%	94%	94%	894	871	11,981
ME - Portland	Liberty Commons	120	5	2006	1,064	47%	97%	97%	1,267	1,198	14,824
ME - Portland	Redbank Village Apartments	500	67	1998	735	48%	96%	97%	906	863	30,072
NJ - Northern	Barrington Gardens	148	38	2005	922	43%	97%	96%	1,198	1,140	13,820

Communities Wholly Owned by Home Properties

Regional Area		# Of Apts	Age In Years	Year Acq/Dev	Average Apt Size (Sq Ft)	(2) 2011 % Resident Turnover	(3) 2011 Average % Occupancy	(3) 2010 Average % Occupancy	2011 Avg Mo Rent Rate per Apt	2010 Avg Mo Rent Rate per Apt	12/31/2011 Total Cost (000)
NJ - Northern	Chatham Hill Apartments	308	44	2004	944	36%	95%	94%	1,764	1,686	64,915
NJ - Northern	East Hill Gardens	33	53	1998	654	33%	95%	96%	1,555	1,519	3,560
NJ - Northern	Hackensack Gardens	198	63	2005	636	33%	98%	94%	1,119	1,078	20,121
NJ - Northern	Jacob Ford Village	270	63	2007	842	28%	97%	95%	1,247	1,177	34,918
NJ - Northern	Lakeview Apartments	106	62	1998	492	39%	96%	96%	1,380	1,358	9,982
NJ - Northern	Northwood Apartments	134	46	2004	937	31%	97%	97%	1,339	1,296	20,012
NJ - Northern	Oak Manor Apartments	77	55	1998	918	35%	95%	96%	1,797	1,751	9,051
NJ - Northern	Pleasant View Gardens	1,142	43	1998	746	36%	96%	96%	1,151	1,121	89,335
NJ - Northern	Pleasure Bay Apartments	270	40	1998	685	44%	95%	95%	1,041	1,013	18,628
NJ - Northern	Royal Gardens Apartments	550	43	1997	874	34%	96%	96%	1,246	1,220	40,032
NJ - Northern	Wayne Village	275	46	1998	760	26%	97%	97%	1,402	1,378	25,712
NJ - Northern	Windsor Realty Company	67	58	1998	628	43%	97%	96%	1,287	1,199	6,500
NY - Long Island	Bayview & Colonial	160	44	2000	884	34%	98%	96%	1,260	1,218	16,174
NY - Long Island	Cambridge Village Associates	82	44	2002	747	28%	98%	98%	1,789	1,697	8,704
NY - Long Island	Devonshire Hills	656	43	2001	767	34%	97%	97%	1,584	1,545	122,503
NY - Long Island	Hawthorne Court	434	43	2002	678	35%	97%	97%	1,439	1,391	55,734
NY - Long Island	Heritage Square	80	62	2002	718	34%	98%	98%	1,744	1,699	10,329
NY - Long Island	Holiday Square	144	32	2002	570	21%	96%	96%	1,223	1,191	12,996
NY - Long Island	Lake Grove Apartments	368	41	1997	836	42%	96%	96%	1,442	1,385	39,301
NY - Long Island	Mid-Island Apartments	232	46	1997	546	26%	98%	97%	1,402	1,348	19,294
NY - Long Island	Sayville Commons	342	10	2005	1,106	16%	97%	94%	1,590	1,558	66,819
NY - Long Island	South Bay Manor	61	51	2000	849	44%	96%	96%	1,642	1,631	8,727
NY - Long Island	Southern Meadows	452	40	2001	845	31%	96%	96%	1,411	1,367	55,487
NY - Long Island	Westwood Village Apartments	242	42	2002	829	37%	96%	96%	2,384	2,289	45,234
NY - Long Island	Woodmont Village Apartments	97	43	2002	704	34%	97%	97%	1,325	1,291	12,321
NY - Long Island	Yorkshire Village Apartments	40	42	2002	779	40%	98%	98%	1,839	1,770	4,915
PA - Philadelphia	Castle Club Apartments	158	44	2000	878	35%	94%	94%	978	954	16,906
PA - Philadelphia	Chesterfield Apartments	247	38	1997	812	39%	95%	95%	914	891	19,829
PA - Philadelphia	Curren Terrace	318	40	1997	782	37%	95%	94%	869	846	22,461
PA - Philadelphia	Glen Brook Apartments	174	48	1999	707	36%	94%	95%	831	809	11,852
PA - Philadelphia	Glen Manor Apartments	174	35	1997	667	37%	96%	95%	813	787	10,021
PA - Philadelphia	Golf Club Apartments	399	42	2000	857	47%	94%	94%	1,094	1,048	43,088
PA - Philadelphia	Hill Brook Place Apartments	274	43	1999	699	35%	95%	96%	905	861	21,229
PA - Philadelphia	Home Properties of Bryn Mawr	316	60	2000	822	71%	94%	90%	1,295	1,162	39,050
PA - Philadelphia	Home Properties of Devon	631	48	2000	917	42%	94%	93%	1,148	1,084	77,098
PA - Philadelphia	New Orleans Park	442	40	1997	685	42%	95%	94%	867	844	30,876
PA - Philadelphia	Racquet Club East Apartments	466	40	1998	911	31%	95%	96%	1,061	1,027	41,152
PA - Philadelphia	Racquet Club South	103	42	1999	816	41%	95%	94%	909	878	7,316
PA - Philadelphia	Ridley Brook Apartments	244	49	1999	925	34%	94%	94%	939	903	16,707

Communities Wholly Owned by Home Properties

Regional Area		# Of Apts	Age In Years	Year Acq/Dev	Average Apt Size (Sq Ft)	(2) 2011 % Resident Turnover	(3) 2011 Average % Occupancy	(3) 2010 Average % Occupancy	2011 Avg Mo Rent Rate per Apt	2010 Avg Mo Rent Rate per Apt	12/31/2011 Total Cost (000)
PA - Philadelphia	Sherry Lake Apartments	298	46	1998	812	38%	96%	95%	1,205	1,150	31,575
PA - Philadelphia	The Brooke at Peachtree Village	146	25	2005	1,261	34%	96%	96%	1,138	1,118	20,662
PA - Philadelphia	The Landings	384	38	1996	912	41%	96%	96%	1,012	963	33,636
PA - Philadelphia	Trexler Park Apartments	250	37	2000	921	47%	95%	94%	1,065	1,033	26,099
PA - Philadelphia	Trexler Park West	216	3	2008	1,049	52%	96%	95%	1,299	1,239	26,009
PA - Philadelphia	William Henry Apartments	363	40	2000	938	51%	94%	94%	1,131	1,059	45,195
VA - Suburban DC	Braddock Lee Apartments	255	56	1998	757	28%	98%	98%	1,334	1,281	22,474
VA - Suburban DC	Cider Mill	864	33	2002	834	33%	95%	96%	1,151	1,103	101,773
VA - Suburban DC	Cinnamon Run	511	51	2005	1,006	28%	95%	96%	1,243	1,211	77,018
VA - Suburban DC	East Meadow Apartments	150	40	2000	1,034	43%	98%	98%	1,354	1,287	17,730
VA - Suburban DC	Elmwood Terrace	504	38	2000	946	41%	95%	93%	926	901	34,253
VA - Suburban DC	Falkland Chase Apartments	450	74	2003	759	34%	96%	95%	1,402	1,351	68,780
VA - Suburban DC	Mount Vernon Square	1,387	37	2006	868	39%	94%	95%	1,245	1,195	158,857
VA - Suburban DC	Park Shirlington Apartments	294	56	1998	858	27%	97%	96%	1,320	1,290	25,192
VA - Suburban DC	Peppertree Farm	879	57	2005	1,051	27%	93%	93%	1,211	1,185	117,450
VA - Suburban DC	Seminary Hill Apartments	296	51	1999	888	30%	98%	97%	1,299	1,253	24,961
VA - Suburban DC	Seminary Towers Apartments	544	47	1999	879	32%	96%	96%	1,361	1,296	49,169
VA - Suburban DC	Tamarron Apartments	132	24	1999	1,075	33%	95%	96%	1,537	1,455	14,391
VA - Suburban DC	The Apartments at Wellington Trace	240	9	2004	1,106	50%	98%	97%	1,323	1,270	31,790
VA - Suburban DC	The Manor Apartments (MD)	435	42	2001	1,004	31%	95%	95%	1,282	1,251	51,124
VA - Suburban DC	The Manor Apartments (VA)	198	37	1999	845	50%	98%	96%	1,037	998	13,873
VA - Suburban DC	The Sycamores	185	33	2002	876	38%	96%	98%	1,371	1,312	25,014
VA - Suburban DC	Virginia Village	344	44	2001	1,010	32%	98%	99%	1,334	1,261	43,468
VA - Suburban DC	West Springfield Terrace	244	33	2002	1,019	41%	97%	97%	1,475	1,396	40,237
VA - Suburban DC	Westchester West	345	39	2008	1,005	34%	93%	93%	1,300	1,268	52,258
VA - Suburban DC	Woodleaf Apartments	228	26	2004	709	30%	94%	94%	1,248	1,197	24,892
	Core Total/Weighted Avg	34,950	40		873	38%	95%	95%	$1,171	$1,130	$3,764,247

	Redevelopment Communities
VA - Suburban DC	Arbor Park of Alexandria	851	43	2000	1,015	54%	87%	95%	$1,345	$1,315	$106,954

	2010 Acquisition Communities (4)
IL - Chicago	Lakeview Townhomes	120	15	2010	1,050	50%	94%	91%	$1,153	$1,131	$15,653
MD - Baltimore	Annapolis Roads	282	36	2010	978	44%	90%	91%	1,258	1,177	35,945
MD - Baltimore	Charleston Place	858	40	2010	816	35%	97%	95%	1,130	1,061	111,026
MD - Baltimore	Middlebrooke Apartments	208	37	2010	838	32%	95%	91%	942	860	19,385
MD - Baltimore	The Greens at Columbia	168	25	2010	969	36%	96%	96%	1,362	1,293	27,043
MD - Baltimore	Westbrooke Apartments	110	50	2010	651	29%	95%	91%	823	769	7,410
NY - Long Island	Crescent Club Apartments	257	38	2010	873	31%	97%	94%	1,275	1,221	33,618
VA - Suburban DC	1200 East West	247	1	2010	821	38%	96%	56%	1,747	1,805	83,731

Communities Wholly Owned by Home Properties

Regional Area		# Of Apts	Age In Years	Year Acq/Dev	Average Apt Size (Sq Ft)	(2) 2011 % Resident Turnover	(3) 2011 Average % Occupancy	(3) 2010 Average % Occupancy	2011 Avg Mo Rent Rate per Apt	2010 Avg Mo Rent Rate per Apt	12/31/2011 Total Cost (000)
VA - Suburban DC	The Courts at Fair Oaks	364	21	2010	798	41%	96%	94%	1,439	1,371	74,728
VA - Suburban DC	Village at Potomac Falls	247	12	2010	940	43%	96%	96%	1,286	1,260	39,345

	2010 Total/Weighted Avg	2,861	28		860	38%	95%	91%	$1,251	$1,198	$447,884

	2011 Acquisition Communities (4)
IL - Chicago	The Gates of Deer Grove	204	37	2011	897	62%	94%	n/a	$992	n/a	$20,225
MA - Boston	The Commons at Haynes Farm	302	20	2011	881	50%	94%	n/a	1,222	n/a	41,704
MD - Baltimore	The Apartments at Cambridge Court	544	12	2011	960	50%	92%	n/a	1,283	n/a	90,346
PA - Philadelphia	Waterview Apartments	203	43	2011	769	60%	92%	n/a	1,035	n/a	25,516
VA - Suburban DC	Hunters Glen	108	27	2011	822	40%	96%	n/a	909	n/a	7,399
VA - Suburban DC	Newport Village	937	43	2011	1,051	38%	92%	n/a	1,514	n/a	204,347
VA - Suburban DC	Somerset Apartments	108	5	2011	967	45%	95%	n/a	1,388	n/a	20,210
VA - Suburban DC	The Courts at Dulles	411	11	2011	991	41%	94%	n/a	1,482	n/a	92,383

	2011 Construction Communities (5)(6)
VA - Suburban DC	Cobblestone Square (5)	51	—	2011	923	0%	51%	n/a	$1,261	n/a	$5,886
VA - Suburban DC	Courts at Huntington Station (6)	421	—	2011	997	22%	66%	n/a	2,008	n/a	121,957

	2011 Total/Weighted Avg	3,289	20		967	42%	82%	n/a	$1,489	n/a	$629,973

	Owned Portfolio Total/Weighted Avg	41,951	38		883	39%	95%	95%	$1,190	$1,139	$4,949,058

(1)	“Core Communities” represents the 34,950 apartment units owned consistently throughout 2011 and 2010.
(2)	“Resident Turnover” reflects, on an annual basis, the number of moveouts, divided by the total number of apartment units.
(3)	“Average % Occupancy” is the average physical occupancy for the years ended December 31, 2011 and 2010.
(4)	For communities acquired during 2011 and 2010, “Average % Occupancy” is the average physical occupancy from the date of acquisition.
(5)	Cobblestone Square is under construction with 51 units in service at December 31, 2011.
(6)	Courts at Huntington Station construction was completed in 2011 and is currently in lease-up.

Property Development

The Company has the ability to develop new market-rate communities. It plans to engage in limited development activity only in markets in which it is currently doing business in order to add net asset value and supplement future earnings and growth. It expects to develop new apartment communities on raw land and on land adjacent to existing Owned Properties, as well as to increase the density of units at some communities currently owned.

Completed developments

•

1200 East West in Silver Spring, Maryland, is a 14-story high rise with 247 apartments and 10,600 square feet of retail or nonresidential space that was completed and placed into service in several phases during 2010 at a total cost of $83 million. Initial occupancy commenced in March 2010 and stabilization (greater than 95% physical occupancy) was achieved as of December 2010.

•

Courts at Huntington Station, just south of Old Town Alexandria in Fairfax County, Virginia, was constructed in two phases from 2008 through 2011, at a total cost of $122 million. It is a podium design, with 421 units, adjacent to the Huntington Metro rail station and consists of four, four-story buildings. Construction on the first phase (202 units) was completed and placed into service during the second quarter of 2010, with initial occupancy occurring in April, 2010. At December 31, 2011 phase one was 93% occupied with average rents of $2,315 per month. Construction on the second phase (219 units) was completed in the second quarter of 2011, with stabilization expected in mid-2012. As of December 31, 2011, phase two occupancy was 51% with average rents of $2,075 per month.

Current construction projects

•

The Apartments at Cobblestone Square, a 314-unit garden style apartment community development consisting of eight, four-story buildings and a refurbished rail depot, is located in Fredericksburg, Virginia. During the first quarter of 2011 rehabilitation on the existing depot building was started and construction commenced on the first apartment building. During the fourth quarter of 2011, construction of the first apartment building, along with the rail depot renovation and amenities, was completed and initial occupancy of 51 apartment units commenced. Construction of the other buildings has begun and the entire project is expected to be completed in the first half of 2012 for a total projected cost of $49 million.

•

Eleven55 Ripley, a 379-unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland. Construction commenced in the fourth quarter of 2011, and is expected to continue through 2014 with initial occupancy in the third quarter of 2013 for a total projected cost of $111 million.

Pre-construction

•

Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, is on entitled land which the Company purchased in the fourth quarter of 2011 and plans to develop a combination donut/podium style project with 385 units. The contract for the land acquisition was $11 million. Construction is expected to begin in the second quarter of 2012 with total projected costs of $78 million.

Redevelopment

•

Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in fifty-two buildings built in 1967. The Company plans to extensively renovate all of the units over the next four years on a building by building basis. As of December 31, 2011, there were five buildings with 52 units under renovation and eleven buildings with 128 units completed and 103 units occupied.

Pre-redevelopment

•

Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel into approximately 1,100 units. Construction is expected to start at the earliest during early 2013, with a total projected cost in excess of $300 million. As this is a large project, the Company may decide to pursue a joint venture partner.

Supplemental Property Information

At December 31, 2011, none of our properties have an individual net book value equal to or greater than 10% of the total assets of the Company or would have accounted for 10% or more of the Company’s aggregate gross revenues for 2011. There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for 2011.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 4A.	Executive Officers

The following table sets forth, as of February 16, 2012, the nine executive officers of the Company, together with their respective ages, positions and offices.

Name	Age	Position

Edward J. Pettinella	60	President and Chief Executive Officer of Home Properties

David P. Gardner	56	Executive Vice President and Chief Financial Officer of Home Properties

Ann M. McCormick	55	Executive Vice President, General Counsel and Secretary of Home Properties

Lisa M. Critchley	50	Senior Vice President, Human Resources of Home Properties

Scott A. Doyle	50	Senior Vice President, Strategic Property Management of Home Properties

Donald R. Hague	60	Senior Vice President, Development of Home Properties

Robert J. Luken	47	Senior Vice President, Chief Accounting Officer and Treasurer of Home Properties

Bernard J. Quinn	55	Senior Vice President, Property Management Operations of Home Properties

John E. Smith	61	Senior Vice President and Chief Investment Officer of Home Properties

Edward J. Pettinella has served as President and Chief Executive Officer of the Company since January 1, 2004. He is also a Director. He joined the Company in 2001 as an Executive Vice President and Director. From 1997 until February 2001, Mr. Pettinella served as President, Charter One Bank of New York and Executive Vice President of Charter One Financial, Inc. From 1980 through 1997, Mr. Pettinella served in several managerial capacities for Rochester Community Savings Bank, Rochester, NY, including the positions of Chief Operating Officer and Chief Financial Officer. Mr. Pettinella serves on the Board of Directors of Manning & Napier, Inc. (NYSE: MN), Rochester Business Alliance, National Multi Housing Council and Syracuse University School of Business and is a member of the Board of Governors of the National Association of Real Estate Investment Trusts. He is also a member of Urban Land Institute. Mr. Pettinella is a graduate of the State University at Geneseo and holds an MBA Degree in Finance from Syracuse University.

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

Lisa M. Critchley has served as Senior Vice President since joining the Company in 2007. Prior to joining the Company, she was employed by ALSTOM Signaling, Inc. as Director of Human Resources since 2004. She was an Assistant Dean at the William E. Simon School of Business Administration from 1999 until 2004. Mrs. Critchley is a graduate of St. John Fisher College and holds an MBA from the E. Phillip Saunders College of Business of the Rochester Institute of Technology. She also is certified as a Senior Professional in Human Resources (SPHR).

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

Donald R. Hague has served as Senior Vice President since 2008. He joined the Company in 2006 as a Vice President. From 2000 until 2006, Mr. Hague was a Vice President of KSI Services, Inc. Prior to that, he worked with The Evans Company and was a partner in a land development and homebuilding company. He is a graduate of Davidson College and holds an MBA from The George Washington University.

Robert J. Luken has served as Senior Vice President since 2004, and as Chief Accounting Officer since 2005. He has been the Company’s Treasurer since 2000 and became a Vice President in 1997. He joined the Company in 1996, serving as its Controller. Prior to joining the Company, he was the Controller of Bell Corp. and an Audit Supervisor for PricewaterhouseCoopers LLP. Mr. Luken is a graduate of St. John Fisher College and holds an MBA from the William E. Simon Graduate School of Business Administration of the University of Rochester. He is a Certified Public Accountant. He is on the Board of Directors of The Bell Company, LLC.

Bernard J. Quinn has served as Senior Vice President since 2009 and Vice President since 2000. Prior to joining Home Properties, Mr. Quinn was a Regional Property Manager for Millcreek Realty Co. Home Properties purchased Millcreek’s Philadelphia apartment portfolio in 1997. Mr. Quinn is a graduate of Villanova University.

John E. Smith has served as Chief Investment Officer of the Company since 2006 and as Senior Vice President since 2001. From 1998 until 2001, he was a Vice President of the Company. Prior to joining the Company in 1997, Mr. Smith was general manager for Direct Response Marketing, Inc. and Executive Vice President for The Equity Network, Inc. Mr. Smith was Director of Investment Properties at Hunt Commercial Real Estate for 20 years. He has been a Certified Commercial Investment Member (CCIM) since 1982, a New York State Certified Instructor and has taught accredited commercial real estate courses in four states.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

The common stock has been traded on the NYSE under the symbol “HME” since July 28, 1994. The following table sets forth for the previous two years the quarterly high and low sales prices per share reported on the NYSE, as well as all dividends paid with respect to the common stock.

2011	High	Low	Dividends
Fourth Quarter	$61.00	$52.11	$0.62
Third Quarter	$67.27	$53.89	$0.62
Second Quarter	$63.72	$58.51	$0.62
First Quarter	$59.00	$52.57	$0.62

2010
Fourth Quarter	$56.93	$51.42	$0.58
Third Quarter	$53.74	$42.56	$0.58
Second Quarter	$51.46	$44.03	$0.58
First Quarter	$48.64	$43.09	$0.58

As of February 16, 2012, the Company had approximately 3,179 shareholders of record; 48,371,215 common shares (plus 10,691,653 UPREIT Units convertible into 10,691,653 common shares) were outstanding, and the closing price of the Company’s common stock on the NYSE was $59.02. It is the Company’s policy to pay dividends. The Company has historically paid dividends on a quarterly basis in the months of February or March, May, August and November.

On February 4, 2012, the Board declared a dividend of $0.66 per share for the quarter ended December 31, 2011. The dividend is payable February 28, 2012 to shareholders of record on February 16, 2012.

Performance Graph

The following graph compares the cumulative return on the Company’s common stock during the five year period ended December 31, 2011 to the cumulative return of the NAREIT All Equity REIT Index (“NAREIT Equity”) and the Standard and Poor’s 500 Index (“S&P 500”) for the same period. Management believes that the NAREIT Equity is an appropriate industry index and the S&P 500 is a broad equity market index for purposes of this graph. The total return on the Company’s common stock assumes that dividends were reinvested quarterly at the same price as provided under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. All comparisons are based on a $100 investment on December 31, 2006. Data for the NAREIT Equity and S&P 500 were provided to the Company by NAREIT. Stockholders should note that past performance does not predict future results.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
▲ HME	$100.00	$79.60	$76.27	$96.94	$118.14	$127.85
■ NAREIT Equity	$100.00	$84.31	$52.50	$67.20	$85.98	$93.10
● S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76

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

Issuer Purchases of Equity Securities

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase. At December 31, 2011, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program and during the three months ended December 31, 2011, the Company did not repurchase any shares or units under the Company Program.

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

There were no shares or units repurchased by the Company during the quarter ended December 31, 2011.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis for the Company and should be read in conjunction with the financial statements appearing in this Form 10-K (amounts in thousands, except share, per share and unit data).

	2011	2010	2009	2008	2007
Revenues:
Rental income	$532,365	$473,833	$457,690	$447,877	$430,185
Other income (1)	47,608	42,746	41,486	41,890	38,438

Total revenues	579,973	516,579	499,176	489,767	468,623

Expenses:
Operating and maintenance	224,537	211,038	207,293	203,571	192,927
General and administrative	29,145	25,138	24,476	25,489	23,412
Interest	130,583	124,126	121,765	118,263	116,476
Depreciation and amortization	144,819	126,668	118,573	110,194	102,521
Other expenses (2)	3,225	2,871	—	—	—

Total expenses	532,309	489,841	472,107	457,517	435,336

Income from operations before gain on early extinguishment of debt	47,664	26,738	27,069	32,250	33,287
Gain on early extinguishment of debt	—	—	—	11,304	—

Income from continuing operations	47,664	26,738	27,069	43,554	33,287
Discontinued operations:
Income (loss) from discontinued operations	—	(407)	(4,305)	(1,909)	7,096
Gain (loss) on disposition of property	—	(13)	24,314	51,560	42,126

Discontinued operations	—	(420)	20,009	49,651	49,222

Net income	47,664	26,318	47,078	93,205	82,509
Net income attributable to noncontrolling interest	(9,808)	(6,237)	(12,659)	(27,124)	(22,712)
Preferred dividends	—	—	—	—	(1,290)
Preferred stock issuance costs written off	—	—	—	—	(1,902)

Net income attributable to common stockholders	$37,856	$20,081	$34,419	$66,081	$56,605

Basic earnings per share data:
Income from continuing operations	$0.90	$0.56	$0.60	$0.97	$0.65
Discontinued operations	—	(0.01)	0.44	1.10	1.06

Net income attributable to common stockholders	$0.90	$0.55	$1.04	$2.07	$1.71

Diluted earnings per share data:
Income from continuing operations	$0.89	$0.55	$0.60	$0.95	$0.63
Discontinued operations	—	(0.01)	0.44	1.09	1.04

Net income attributable to common stockholders	$0.89	$0.54	$1.04	$2.04	$1.67

Cash dividends declared per common share	$2.48	$2.32	$2.68	$2.65	$2.61

Balance Sheet Data:
Real estate, before accumulated depreciation	$5,042,324	$4,377,730	$3,915,979	$3,872,390	$3,680,155
Total assets	4,153,206	3,634,703	3,268,034	3,317,094	3,216,199
Total debt	2,663,336	2,618,932	2,302,281	2,317,500	2,178,305
Common stockholders’ equity	1,153,668	720,893	661,112	650,778	675,683

Other Data:
Net cash provided by operating activities	$197,705	$160,019	$149,624	$160,081	$162,558
Net cash used in investing activities	(664,343)	(334,539)	(47,565)	(80,584)	(87,553)
Net cash provided by (used in) financing activities	464,153	176,493	(99,817)	(79,039)	(187,108)
Funds From Operations - Diluted, as adjusted by the Company (3)	189,723	151,134	146,171	161,318	148,617

Weighted average number of shares/units outstanding:
Shares - Basic	41,860,139	36,682,191	33,040,839	31,991,817	33,130,067
Shares - Diluted	42,545,082	37,169,886	33,172,116	32,332,688	33,794,526
Shares/units - Basic	52,926,968	48,201,751	45,274,376	45,200,405	46,520,695
Shares/units - Diluted	53,611,911	48,689,446	45,405,653	45,541,276	47,185,154

Total communities owned at end of year	124	116	105	110	123
Total apartment units owned at end of year	41,951	38,861	35,797	37,130	37,496

(1)	Other income includes property other income and corporate other income.
(2)	Other expenses are comprised of acquisition related costs for closed deals that until 2009 were capitalized under authoritative guidance.
(3)

Pursuant to the updated guidance for Funds From Operations (“FFO”) provided by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is defined as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) excluding gains or losses from sales of property, impairment write-downs of depreciable real estate, noncontrolling interest, extraordinary items and cumulative effect of change in accounting principle plus depreciation from real property including adjustments for unconsolidated partnerships and joint ventures less dividends from non-convertible preferred shares. Because of the limitations of the FFO definition as published by NAREIT as set forth above, the Company has made certain interpretations in applying the definition. The Company believes all adjustments not specifically provided for are consistent with the definition.

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

FFO, and FFO as adjusted, fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and as a result the Company is required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. Management believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, FFO, and FFO as adjusted, should be considered in conjunction with net income as presented in the consolidated financial statements included herein. Management believes that by excluding gains or losses related to dispositions of property and excluding real estate depreciation (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO, and FFO as adjusted, can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. In addition, FFO as adjusted ties the losses on early extinguishment of debt to the real estate which was sold triggering the extinguishment. The Company also uses these measures to compare its performance to that of its peer group.

(3)	(continued)

The following table sets forth the calculation of FFO, and FFO as adjusted, for the previous five years, beginning with “net income attributable to common stockholders” from the Company’s audited financial statements prepared in accordance with GAAP (in thousands, except per share/unit data):

	2011	2010	2009	2008(a)	2007

Net income attributable to common stockholders	$37,856	$20,081	$34,419	$66,081	$56,605
Real property depreciation and amortization	142,059	124,803	118,480	114,260	110,536
Real property impairment charges	—	—	—	4,000	—
Noncontrolling interest	9,808	6,237	12,659	27,124	22,712
Loss (gain) on disposition of property	—	13	(24,314)	(51,560)	(42,126)

FFO - Basic and Diluted, as defined by NAREIT	189,723	151,134	141,244	159,905	147,727
Loss from early extinguishment of debt in connection with sale of real estate	—	—	4,927	1,413	890

FFO - Basic and Diluted, as adjusted by the Company	$189,723	$151,134	$146,171	$161,318	$148,617

Weighted average common shares/units outstanding(b):
Basic	52,927.0	48,201.8	45,274.4	45,200.4	46,520.7

Diluted	53,611.9	48,689.4	45,405.7	45,541.3	47,185.2

FFO - Diluted, as adjusted by the Company per share/unit	$3.54	$3.10	$3.22	$3.54	$3.15

(a)

FFO, and FFO as adjusted, for the year ended December 31, 2008 were revised from previously reported amounts to exclude impairment of depreciable real estate assets in accordance with NAREIT SFO Alert dated October 31, 2011.

(b)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of the Company’s business and results of operations. It should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the selected financial data included in this Form 10-K. This Form 10-K, including the following discussion, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 54. Actual results could differ materially from those projected in such statements as a result of the risk factors described in Item 1A, “Risk Factors,” of this Form 10-K.

The Company is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic markets of the United States. As of December 31, 2011, the Company owned and operated 124 apartment communities with 41,951 apartments.

Executive Summary

The Company operated during 2011 in a recovering economic environment, where the Company’s markets and the country as a whole experienced job growth of 0.7% and 1.3%, respectively. This is slightly less than the job growth in the Company’s markets of 0.8% in 2010. However, in 2008 and 2009, there were actual job losses for both the Company’s markets and the country as a whole. An increase in job growth leads to household formations, which creates an increase in demand for rental housing. In addition, the credit crisis of the past recession has made it more difficult for apartment residents who may have considered purchasing a home to qualify for a mortgage. After years of home ownership being the number one reason our residents gave for moving out of our apartment communities, it dropped to number two in 2007, number three in 2008, number four in 2009, number five in 2010 and number six in 2011. In the three-year period from 2004 to 2006, home purchases represented, on average, over 19% of our move-outs. In 2007 and 2008, we experienced the first significant drop in years, with move out for home purchase declining to 15.5% and 12.0%, respectively. During 2008 and right through 2011, we have seen stabilization of this measurement, with the percentage staying at the same 12% level in 2008 and 2009, dropping down slightly to 11.0% in 2010 and 10.4% in 2011. As there is usually a lag between job growth and its effect on household formation, the increase in jobs in 2010 did not create a measurable increased demand for our apartments until the second half of 2010. After experiencing slightly negative growth in rental income for the first two quarters of 2010, starting in the third quarter of 2010 and continuing each quarter through 2011, we experienced increasing rental income growth.

The Company owned 103 communities with 34,950 apartment units throughout 2010 and 2011 where comparable operating results are available for the years presented (the “2011 Core Properties”). Occupancies at the 2011 Core Properties increased slightly, by 30 basis points, from 95.2% to 95.5%. Including bad debt in the calculation to arrive at “economic occupancy”, this metric increased by 40 basis points to 94.3% for 2011 from 93.9% in 2010. The level of bad debt improved to 120 basis points in 2011 compared to 133 basis points in 2010. For 2012, we are projecting bad debt to be 115 basis points of rent potential.

Executive Summary (continued)

The Company uses a measurement referred to as Available to Rent, or “ATR”. This is a leading indicator of future occupancy rates and refers to units which will be available for rent, based upon leases signed or termination notices received relating to future move in/move out dates. As of the end of January, 2012, our ATR was 5.8%, similar to the same time period a year ago when ATR was 5.6%. We have been more aggressive in pushing through higher rental increases, resulting in the slight rise in ATR. For 2012, we are projecting physical occupancy to be 20 basis points lower than 2011, as a result of a more aggressive approach to rent increases.

Total 2011 Core Properties rental revenue growth for 2011 was projected to be 3.6%, consisting of an increase of 3.4% in rental rate growth with economic occupancy to increase 0.2%. Actual results were positive 3.7% in rental rate growth and 0.4% increase in economic occupancy, resulting in 4.1% total rental revenue growth, or 50 basis points higher than guidance.

The guidance for 2012 Core Properties (apartment units owned throughout 2011 and 2012, the “2012 Core Properties”) total revenue growth is 4.5% at the midpoint of guidance. Rental rates are projected to increase 4.7%, including above-average rental increases at certain communities resulting from continued efforts to upgrade the properties. Economic occupancies are expected to decrease 0.1% for the year, such that rental revenues are projected to increase 4.6%. Property other income is expected to rise slightly at 2.1% year over year, decreasing the 4.6% rental revenue increase to 4.5% total revenue growth. Expenses for 2012 Core Properties are projected to increase 3.5% at the midpoint of guidance.

These revenue and expense projections result in 2012 Core Properties NOI growth of 5.0% at the mid-point of 2012 guidance. Markets where the Company expects NOI results above the average include: Philadelphia 6.2%, Boston 6.2%, Baltimore 5.2%, and Washington, D.C. 5.1%. Markets with below average expectations include: New York City Metro area 4.1%, Chicago 3.0%, and Florida 1.8%. Certain historical demographic information for these markets may be found in the tables on pages 10 and 11 of this report.

Of the two items comprising NOI, revenue and operating expenses, the revenue component is likely to be more volatile. It is difficult to predict how robust the recovery will be, including factors such as job growth and housing demand. A worsening economic environment is not expected.

The Company has anticipated acquisitions in the range of $200 million to $300 million in its budget for 2012. The Company is committed to a disciplined approach to acquisitions, and following two very successful years in acquisitions (2011 was a record year at $501 million in transactions) we will be prudent in underwriting. If cap rates stabilize, interest rates continue to be historically low, and NOI growth rate improves, we may take a more aggressive approach.

During 2012, the Company will target leverage at approximately 44% or less of debt-to-total market capitalization (calculated using the stock price to estimate equity value) in order to meet the goals described above. This level is the same to slightly less than at the end of 2011.

Results of Operations (dollars in thousands, except unit and per unit data)

Comparison of year ended December 31, 2011 to year ended December 31, 2010.

The Company owned 103 communities with 34,950 apartment units throughout 2010 and 2011 where comparable operating results are available for the years presented (the “2011 Core Properties”). The Company has one property with 851 units undergoing significant renovations beginning in 2011 such that the operating results are not comparable to 2010 due to units being taken out of service during the redevelopment period (the “Redevelopment Property”) and has reclassified the operating results of the Redevelopment Property from Core Properties for 2010 and 2011. For the year ended December 31, 2011, the 2011 Core Properties showed an increase in total revenues of 4.2% and a net operating income increase of 7.6% over the 2010 period. Property level operating expenses decreased 0.7%. Average physical occupancy for the 2011 Core Properties was 95.5%, up from 95.2% in 2010, with average monthly rental rates of $1,171 per apartment unit, an increase of 3.7% over the 2010 period.

A summary of the 2011 Core Properties NOI is as follows:

	2011	2010	$ Variance	% Variance

Rent	$463,211	$444,969	$18,242	4.1%

Utility recovery revenue	21,165	19,790	1,375	6.9%

Rent including recoveries	484,376	464,759	19,617	4.2%

Other income	21,590	20,663	927	4.5%

Total revenue	505,966	485,422	20,544	4.2%

Operating and maintenance	(196,855)	(198,260)	1,405	0.7%

Net operating income	$309,111	$287,162	$21,949	7.6%

Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI. The Company also uses this measure to compare its performance to that of its peer group. For a reconciliation of NOI to income from continuing operations, please refer to Note 13 to Consolidated Financial Statements, under Part IV, Item 15 of this Form 10-K.

During 2011, the Company acquired eight apartment communities with 2,817 units and placed into service another 270 units at two development communities (the “2011 Acquisition Communities”). In addition, the Company experienced full year results for the nine apartment communities with 2,614 units acquired and 449 units placed into service at two development communities during 2010 (the “2010 Acquisition Communities”). The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the year ended December 31, 2011.

Results of Operations (continued)

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2011	2010	$ Variance	% Variance

Rent	$532,365	$473,833	$58,532	12.4%

Utility recovery revenue	22,939	20,762	2,177	10.5%

Rent including recoveries	555,304	494,595	60,709	12.3%

Other income	24,515	21,878	2,637	12.1%

Total revenue	579,819	516,473	63,346	12.3%

Operating and maintenance	(224,537)	(211,038)	(13,499)	(6.4%)

Net operating income	$355,282	$305,435	$49,847	16.3%

During 2010, the Company sold its general partnership interest in one investment where the Company was the managing general partner that had been determined to be a Variable Interest Entity (“VIE”) as defined by authoritative guidance. The results of the general partnership interest have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2011, income from continuing operations increased by $20,926 when compared to the year ended December 31, 2010. The increase was primarily attributable to the following factors: an increase in rental income of $58,532, and an increase in property other income of $4,814. These changes were partially offset by increases in operating and maintenance expense of $13,499, general and administrative expense of $4,007, interest expense of $6,457, depreciation and amortization of $18,151 and other expenses of $354. Each of the items are described in more detail below.

Of the $58,532 increase in rental income, $26,311 is attributable to the 2010 Acquisition Communities, $14,873 is attributable to the 2011 Acquisition Communities, partially offset by an $894 reduction for the Redevelopment Property. The balance, an increase of $18,242, relates to a 4.1% increase from the 2011 Core Properties as the result of a 0.4% increase in economic occupancy from 93.9% to 94.3% and a 3.7% increase in weighted average rental rates from $1,130 to $1,171 per apartment unit.

Of the $2,177 increase in utility recovery revenue, $505 is attributable to the 2010 Acquisition Communities, $562 is attributable to the 2011 Acquisition Communities, partially offset by a $265 reduction for the Redevelopment Property. The balance, an increase of $1,375, relates to a 6.9% increase from the 2011 Core Properties as the result of a 0.4% increase in economic occupancy from 93.9% to 94.3% and comparable increase in water and sewer expense.

The remaining property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $2,637. Of this increase, $1,019 is attributable to the 2010 Acquisition Communities, $663 is attributable to the 2011 Acquisition Communities and $28 for the Redevelopment Property and $927 is attributable to the 2011 Core Properties.

Of the $13,499 increase in operating and maintenance expenses, $9,516 is attributable to the 2010 Acquisition Communities, $6,037 is attributable to the 2011 Acquisition Communities, partially offset by a $649 decrease for the Redevelopment Property. The balance for the 2011 Core Properties, a $1,405 decrease in operating expenses or 0.7%, is primarily a result of decreases in electricity, natural gas heating costs, personnel expense, property insurance, snow removal and trash hauling. These decreases were partially offset by increases in water & sewer costs, repairs & maintenance, legal & professional, real estate taxes and property management G&A.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2011 Core Properties by line item is listed below:

	2011	2010	$ Variance	% Variance
Electricity	$7,307	$7,549	$242	3.2%
Gas	15,726	16,123	397	2.5%
Water & sewer	16,207	15,151	(1,056)	(7.0%)
Repairs & maintenance	29,968	28,408	(1,560)	(5.5%)
Personnel expense	45,174	46,411	1,237	2.7%
Advertising	3,929	3,984	55	1.4%
Legal & professional	1,809	1,576	(233)	(14.8%)
Office & telephone	5,500	5,630	130	2.3%
Property insurance	4,659	6,460	1,801	27.9%
Real estate taxes	47,456	47,112	(344)	(0.7%)
Snow	1,486	2,195	709	32.3%
Trash	2,956	3,224	268	8.3%
Property management G&A	14,678	14,437	(241)	(1.7%)

Total	$196,855	$198,260	$1,405	0.7%

Electricity costs were down $242, or 3.2% from a year ago primarily as a result of energy conservation efforts including a compact fluorescent bulb replacement program and the installation of motion sensors and timers in common areas.

Natural gas heating costs were down $397, or 2.5% from a year ago due to a combination of lower commodity rates offset by increased consumption resulting from a colder spring heating season in 2011 as compared to 2010, causing boilers to remain on longer into the spring season. For 2011, the Company’s natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.91 per decatherm, compared to $9.37 per decatherm for the 2010 period, a 4.9% decrease.

As of the middle of January, 2012, the Company has fixed-price contracts covering 100% of its natural gas exposure for the balance of the 2011/2012 heating season. Risk is further diversified by staggering contract term expirations. For the balance of the 2011/2012 heating season, the Company estimates the average price per decatherm will be approximately $5.70, excluding transportation, which has historically approximated $3.00 per decatherm. For the 2012/2013 heating season, the Company has fixed-priced contracts covering approximately 95% of its natural gas exposure for an estimated weighted average cost for fixed and floating rate contracts of $5.13 per decatherm, excluding transportation.

Water & sewer costs were up $1,056, or 7.0%, from a year ago and are attributable to general rate increases being assessed by local municipalities. The water & sewer recovery program enabled the Company to recapture much of these rate increases from our residents.

Repairs & maintenance expenses were up $525, or 1.8% from a year ago, excluding the accounting for involuntary conversions related to fires and the associated insurance claims at certain properties. The increase reflects normal increases in supplies and contract services partially offset by the favorable impact of lower resident turnover of 38.1% in 2011 as compared to 38.7% in 2010, which resulted in less spending on apartment turnover costs. The Company has provided guidance for 2012 which anticipates a 0.9% increase in repairs and maintenance.

Personnel expenses were down $1,237, or 2.7%, primarily due to a reduction in workers compensation costs which reflects the ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives.

Results of Operations (continued)

Advertising expenses were down $55, or 1.4%, in 2011 and is reflective of the resident marketing program which places less emphasis and spending on print media and more focus on internet-based methods and resident programs which have resulted in a 1% increase in traffic in 2011 as compared to 2010.

Legal & professional expenses were up $233, or 14.8%, primarily due to outside attorney costs incurred in connection with successful tax assessment challenges.

Property insurance costs decreased by $1,801, or 27.9%, primarily due to positive trends in general liability claims, which are reflective of the increased emphasis on preventing losses at the communities through safety training programs and the Company’s continued focus on settling claims earlier in their life cycle.

Real estate taxes were up $344, or 0.7%, primarily due to tax increases being offset by $1,678 in refunds received in 2011 from successful tax assessment appeals compared to $737 in the 2010 period. After removing the effects of the non-recurring items, real estate taxes were up $1,285, or 2.7%.

Snow removal costs were down $709, or 32.3%, as most of our Mid-Atlantic region properties suffered from record storms in the first quarter 2010 which were not repeated in 2011.

Trash removal costs were down $268, or 8.3%, as a result of effective rebidding with trash haulers that took effect in late 2010.

Property management general & administrative costs increased $241, or 1.7%, which reflects annual wage increases of 2.4% that were partially offset by staff reductions as a result of efficiencies enabled through key application software investments.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2011 Core Properties was 38.9% and 40.8% for 2011 and 2010, respectively. The 1.9% favorable improvement in 2011 is due in part to deliberate cost savings and safety initiatives implemented at the communities which resulted in lower insurance costs coupled with rental income growth. In general, the Company’s operating expense ratio is higher than that experienced by apartment owners in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

General and administrative expenses (“G&A”) increased in 2011 by $4,007, or 15.9%, from $25,138 in 2010 to $29,145 in 2011. G&A as a percentage of total revenues (including discontinued operations) was 4.9% for 2010 as compared to 5.0% for 2011, indicating that the G&A growth is consistent with revenue growth. The 2011 incentive bonus is up $1,791, or 68.7%, as compared to 2010, reflecting the Company’s favorable operating performance versus its peers. Stock based compensation expenses were up $1,813 in 2011 as compared to 2010, primarily due to the impact of employees nearing retirement age vesting over one less year in 2011 as compared to 2010. These increases were partially offset by $400 savings realized in 2011 for director costs as we had four fewer directors beginning in May 2011 due to retirement. For 2012 an additional $150 savings is expected from the full year impact of the lower director count.

Interest expense increased by $6,457, or 5.2%, in 2011 primarily as a result of interest expense on the new debt of several 2011 Core Properties, which were refinanced during 2010 at approximately $200,000 higher principal than the maturing loans and full year impact of 2010 Acquisition Communities which included $156,000 of assumed debt. All 2011 Acquisition Communities were acquired without secured mortgage debt. These increases were partially offset by lower interest on the unsecured line of credit due to a lower outstanding balance and a lower interest rate in 2011 compared to 2010 and an overall savings in 2011 from the redemption of the Exchangeable Senior Notes and the subsequent unsecured term loan and unsecured senior notes at a lower average interest rate.

Depreciation and amortization expense increased $18,151, or 14.3%, due to a full year of depreciation expense for the 2010 Acquisition Communities, incremental depreciation on the capital expenditures for additions and improvements to the Core Properties of $102,031 and $87,038 in 2011 and 2010, respectively, as well as a partial year of depreciation expense for the 2011 Acquisition Communities.

Results of Operations (continued)

Other expenses of $3,225 in 2011 and $2,871 in 2010 are additional property acquisition costs from the Acquisition Communities. These costs, which are primarily transfer taxes and title fees, represent 0.64% and 0.85% of the total purchase price of the 2011 and 2010 Acquisition Communities, respectively. Prior to 2009, the authoritative guidance required these costs to be capitalized as part of the acquisition of properties. There were no costs incurred during 2009 as the company did not acquire any properties.

Net income increased $17,775 in 2011 primarily due to a partial year impact of the operating results of 2011 Acquisition Communities and the full year results of the 2010 Acquisition Communities plus improved operating results from the 2011 Core Properties.

Comparison of year ended December 31, 2010 to year ended December 31, 2009.

The Company owned 105 communities with 35,798 apartment units throughout 2009 and 2010 where comparable operating results are available for the years presented (the “2010 Core Properties”). For the year ended December 31, 2010, the 2010 Core Properties showed an increase in total revenues of 0.3% and a net operating income increase of 1.7% over the 2009 period. Property level operating expenses decreased 1.7%. Average physical occupancy for the 2010 Core Properties was 95.2%, up from 94.8% in 2009, with average monthly rental rates of $1,135 per apartment unit, a decrease of 0.2% over the 2009 period.

A summary of the 2010 Core Properties NOI is as follows:

	2010	2009	$ Variance	% Variance

Rent	$457,585	$457,149	$436	0.1%

Utility recovery revenue	20,584	19,767	817	4.1%

Rent including recoveries	478,169	476,916	1,253	0.3%

Other income	21,218	20,928	290	1.4%

Total revenue	499,387	497,844	1,543	0.3%

Operating and maintenance	(203,798)	(207,279)	3,481	1.7%

Net operating income	$295,589	$290,565	$5,024	1.7%

The inclusion of the 2010 Acquisition Communities generally accounted for the significant changes in operating results for the year ended December 31, 2010.

A summary of the NOI from continuing operations for the Company as a whole is as follows:

	2010	2009	$ Variance	% Variance

Rent	$473,833	$457,690	$16,143	3.5%

Utility recovery revenue	20,762	19,767	995	5.0%

Rent including recoveries	494,595	477,457	17,138	3.6%

Other income	21,878	20,960	918	4.4%

Total revenue	516,473	498,417	18,056	3.6%

Operating and maintenance	(211,038)	(207,293)	(3,745)	(1.8%)

Net operating income	$305,435	$291,124	$14,311	4.9%

Results of Operations (continued)

During 2010, the Company sold its general partnership interest in the VIE. During 2009, the Company disposed of five properties in three transactions with a total of 1,333 units, which had partial results for 2009 (the “2009 Disposed Communities”). The results of these disposed properties and VIE have been reflected in discontinued operations and are not included in the tables above.

For the year ended December 31, 2010, income from continuing operations decreased by $331 when compared to the year ended December 31, 2009. The decrease was primarily attributable to the following factors: an increase in rental income of $16,143, and an increase in property other income of $1,913. These changes were more than offset by a decrease in other income of $653, an increase in operating and maintenance expense of $3,745, an increase in general and administrative expense of $662, an increase in interest expense of $2,361, an increase in depreciation and amortization of $8,095 and the addition in 2010 of other expenses of $2,871 which represent property acquisition costs. Each of the items are described in more detail below.

Of the $16,143 increase in rental income, $15,707 is attributable to the 2010 Acquisition Communities. The balance, an increase of $436, relates to a 0.1% increase from the 2010 Core Properties as the result of a 0.3% increase in economic occupancy from 93.6% to 93.9%, which was partially offset by a 0.2% decrease in weighted average rental rates from $1,137 to $1,135 per apartment unit. Utility recovery revenue increased by $995, comprised of an increase attributable to the 2010 Acquisition Communities of $178, and an $817 increase to the 2010 Core Properties which is partially driven by a comparable increase in water & sewer expense.

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

Other income, which primarily reflects management and other real estate service fees recognized by the Company, decreased by $653. This is primarily due to a decrease in post closing consultation fees recognized between periods in connection with property dispositions, as the 2009 Disposed Communities resulted in fees recognized in 2009. As there were no 2010 dispositions, there were no post-close consulting fees. In addition, the 2010 Acquisition Communities included one property that was previously subject to a management fee contract for all of 2009 and part of 2010 until acquisition.

Of the $3,745 increase in operating and maintenance expenses, $7,226 is attributable to the 2010 Acquisition Communities. The balance for the 2010 Core Properties, a $3,481 decrease in operating expenses or 1.7%, is primarily a result of decreases in natural gas heating costs, repairs & maintenance, property insurance and electricity. These decreases were partially offset by increases in snow removal costs, personnel expense and water & sewer costs.

Results of Operations (continued)

The breakdown of operating and maintenance costs for the 2010 Core Properties by line item is listed below:

	2010	2009	$ Variance	% Variance
Electricity	$8,184	$8,858	$674	7.6%
Gas	16,529	18,767	2,238	11.9%
Water & sewer	15,623	14,586	(1,037)	(7.1%)
Repairs & maintenance	29,447	30,371	924	3.0%
Personnel expense	47,451	46,436	(1,015)	(2.2%)
Advertising	4,083	4,321	238	5.5%
Legal & professional	1,585	1,602	17	1.1%
Office & telephone	5,737	5,748	11	0.2%
Property insurance	6,736	10,020	3,284	32.8%
Real estate taxes	48,038	47,291	(747)	(1.6%)
Snow	2,271	1,222	(1,049)	(85.8%)
Trash	3,316	3,454	138	4.0%
Property management G&A	14,798	14,603	(195)	(1.3%)

Total	$203,798	$207,279	$3,481	1.7%

Electricity costs were down $674, or 7.6% from a year ago primarily as a result of energy conservation efforts including a compact fluorescent bulb replacement program that was rolled out in the third quarter of 2009. In addition, suppliers were changed in the Boston and Long Island regions in 2010 resulting in savings, along with receiving one time rebates of $229 in the Baltimore and Washington D.C. regions.

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

Repairs & maintenance expenses were down $1,080, or 3.4% from a year ago, excluding the accounting for involuntary conversions related to fires and the associated insurance claims at certain properties. The current period decrease reflects cost savings realized through the rebidding of selected service contracts resulting in reduced rates in this more competitive economic environment and the favorable impact of lower resident turnover of 38.6% in 2010 as compared to 40.1% in 2009, which resulted in less spending on apartment turnover costs.

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

Property management general & administrative costs increased $195, or 1.3%, which reflects annual wage increases of 2.4% that were partially offset by staff reductions as a result of efficiencies enabled through key application software investments.

The operating expense ratio (the ratio of operating and maintenance expense compared to rental and property other income) for the 2010 Core Properties was 40.8% and 41.6% for 2010 and 2009, respectively. The 0.8% favorable improvement in 2010 is due in part to deliberate cost savings and safety initiatives implemented at the communities, and a decrease in natural gas commodity costs. In general, the Company’s operating expense ratio is higher than that experienced by apartment owners in other parts of the country due to relatively high real estate taxes and heating costs in its markets.

G&A increased in 2010 by $662 or 2.7%, from $24,476 in 2009 to $25,138 in 2010. G&A as a percentage of total revenues (including discontinued operations) was 4.9% for 2010 as compared to 4.8% for 2009. The incentive bonus is up $598, or 29.8%, as compared to 2009, reflecting the Company’s favorable operating performance versus its peers. Stock based compensation expenses were up $507 in 2010 as compared to 2009, primarily due to the impact of employees nearing retirement age vesting over one less year in 2010 as compared to 2009. These increases were partially offset by the 2009 period containing nonrecurring severance costs in the amount of $735.

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at December 31, 2011 (no change from initial rating) is a corporate credit rating of “BBB” (Triple-B).

For 2012, plans include increasing the level of the value of unencumbered properties to over 35% of the portfolio, maintaining the debt-to-total market capitalization ratio at a level equal to or slightly less than the level at December 31, 2011 and issuing shares under the ATM program.

Cash Flow Summary

The Company’s net cash flow from operating activities was $198 million in 2011 compared to $160 million in 2010. The $38 million increase was primarily a result of $49 million higher NOI in 2011 partially offset by $6 million higher interest expense and $4 million higher general and administrative costs in 2011 as compared to 2010, with the increases primarily attributable to the 2011 and 2010 Acquisition Communities.

Cash used in investing activities was $664 million during 2011 compared to $335 million in 2010. The $329 million increase in investing between periods is primarily due to the $499 million used for acquisition communities in 2011 as compared to $186 million for acquisitions in 2010. Cash outflows for capital improvements were $127 million in 2011 compared to $98 million in 2010. The investments in both periods reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases, with the 2011 increase reflective of the demand in the market for upgraded apartments. Cash outflows for additions to construction in progress were $32 million in 2011 as compared to $46 million in 2010. Cash outflows for the purchase of land for development was $13 million in 2011 compared to none in 2010.

Liquidity and Capital Resources (continued)

Net cash provided by financing activities totaled $464 million for 2011, primarily as a result of the $400 million issuance of unsecured notes, the sale of common stock under the public offering of $337 million and the ATM offering of $190 million and proceeds from stock option exercises of $21 million being partially offset by payments on mortgages of $163 million, distributions paid to stockholders and UPREIT Unitholders of $131 million, repurchase of senior notes of $130 million, net payments under the unsecured line of credit of $54 million and payments of $5 million for mortgage borrowing costs.

Net cash provided by financing activities totaled $176 million in 2010. Cash flows from the sale of common stock under the ATM offering of $108 million, net proceeds from mortgage financing of $172 million, proceeds from stock option exercises of $11 million and net borrowing under the unsecured line of credit of $3 million were partially offset by distributions paid to stockholders and UPREIT Unitholders of $112 million and payments of $6 million for mortgage borrowing costs.

Unsecured Line of Credit

As of December 31, 2011, the Company had a $275 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of December 8, 2015 and a one-year extension, at the Company’s option. The Company had $2.5 million outstanding under the credit facility on December 31, 2011. The line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available. At December 31, 2011, the Company had outstanding letters of credit of $7.8 million resulting in the amount available on the credit facility of $265 million. Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. As of December 31, 2011, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.31%; resulting in an effective rate of 1.61% for the Company.

Unsecured Term Loans

On October 28, 2011, the Company entered into an unsecured term loan agreement with M&T Bank that had a total limit of $140 million. On November 1, 2011, the Company borrowed $135 million on this facility which was used to fund the repurchase of the exchangeable senior notes. The term loan was repaid on December 9, 2011 with proceeds of the $250 million term loan described below. The loan bore interest at 2.41% (2.1% above the one-month LIBOR) and had covenants that aligned with the unsecured line of credit facility.

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders. The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off the $135 million unsecured term loan, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at 1.3% above the one-month LIBOR and has covenants that align with the unsecured line of credit facility. The one-month LIBOR was 0.31% at December 31, 2011, resulting in an effective rate of 1.61% for the Company.

Unsecured Senior Notes

On December 19, 2011, the Company issued $150 million of unsecured senior notes. The notes were offered in a private placement in two series: Series A: $90 million with a seven-year term due December 19, 2018 at a fixed interest rate of 4.46% (“Series A”); and, Series B: $60 million with a ten-year term due December 19, 2021 at a fixed interest rate of 5.00% (“Series B”). The net proceeds of $89 million and $60 million for Series A and Series B, respectively, after fees and closing costs, were used to purchase an unencumbered property and pay off a maturing mortgage note. The notes require semiannual interest payments on June 19 and December 19 of each year until maturity and are subject to various covenants and maintenance of certain financial ratios. Although the covenants of the notes do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the notes and the line are identical.

Liquidity and Capital Resources (continued)

Exchangeable Senior Notes

On November 1, 2011, the Company repurchased at face value $135 million principal amount of exchangeable senior notes (“Senior Notes”), plus accrued interest of $2.8 million, that were presented by the holders for repurchase in accordance with the October 2006 Senior Notes Indenture Agreement (the “Indenture”). On December 21, 2011 the remaining outstanding balance of $5 million principal amount of the Senior Notes was repurchased by the Company, at face value plus accrued interest at the Company’s option in accordance with the Indenture. There were no outstanding Senior Notes as of December 31, 2011.

Indebtedness

As of December 31, 2011, the weighted average interest rate on the Company’s total indebtedness of $2.7 billion was 4.77% with staggered maturities averaging approximately six years. Approximately 83% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The Company increased the percentage of unencumbered assets of the total property pool from 22% at the end of 2010, to 33% as of December 31, 2011. Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and/or for the issuance of additional unsecured senior notes. It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2010, the Company issued $4.8 million in 98,728 UPREIT Units as consideration for one acquired property. During 2011 there were no UPREIT Units issued for property acquisitions.

Universal Shelf Registration

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s ATM and public equity offerings as described below were made under this registration statement.

At-the-Market Equity Offering Programs

On December 3, 2009, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it was authorized to sell up to 3.7 million shares of common stock (not to exceed $150 million of gross proceeds), from time to time in ATM offerings or negotiated transactions. From December 2009 through completion of the offering in May 2010, the Company issued 3.2 million shares of common stock at an average price per share of $47.19, for aggregate gross proceeds of $150 million and aggregate net proceeds of $147 million after deducting commissions and other transaction costs of approximately $3 million.

On September 17, 2010, the Company initiated its second ATM equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. During 2011 the Company issued 3,204,107 shares of common stock at an average price per share of $60.60, for aggregate gross proceeds of $194 million and aggregate net proceeds of $190 million after deducting commissions and other transaction costs of approximately $4 million. The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities. Approximately 0.4 million shares remain available under this program.

Liquidity and Capital Resources (continued)

Public Equity Offering

On September 20, 2011, the Company publicly offered 6 million shares of its common stock at a price of $58.50 per share, for net proceeds of approximately $337 million after underwriting discounts, commissions and offering expenses. All of the 6 million shares offered were purchased and subsequently delivered on September 23, 2011. The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)

The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company can meet share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company’s behalf or new stock issuances. Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”). During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares. At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market. In addition, the Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during 2010 or 2011.

Stock Repurchase Program

In 1997, the Board approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2010 and 2011. The remaining authorization level as of December 31, 2011 is 2.3 million shares. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and/or redevelopment of owned properties and development of new properties. At the present time, the Company has no intention of buying any stock back during the remainder of 2012.

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

The Company’s significant accounting policies are described in Notes 2 and 3 to Consolidated Financial Statements. These policies were followed in preparing the Consolidated Financial Statements for the year ended December 31, 2011 and are consistent with the year ended December 31, 2010.

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

Cost Capitalization

The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and construction of major capital and rehabilitation projects. These costs are reflected on the balance sheet as an increase to depreciable property.

For development properties, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. Costs directly related to the development of properties are capitalized. The Company capitalizes interest, real estate taxes and insurance; and payroll and associated costs for those individuals directly responsible for and who spend all their time on development activities. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and capitalization must end involves a degree of judgment. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a development property as substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, we end capitalization on the portion of a property that is considered substantially complete, and we capitalize only those costs associated with the portion under construction. These costs are reflected on the balance sheet as construction in progress.

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

Variable Interest Entities

During the fourth quarter of 2010, the Company sold its general partnership interest in its one variable interest entity (“VIE”). Previously, the VIE was consolidated in accordance with authoritative guidance for consolidation of VIE’s. The consideration for the sale included the assumption of the existing $15.8 million non-recourse loan. The sale generated other income of $0.7 million, which is included in income from discontinued operations, and is the difference between the consideration received and the carrying value of the net assets and liabilities less sale related expenses. The VIE is included in discontinued operations within the Consolidated Statement of Operations for the years ended December 31, 2010 and 2009.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes. The Company’s line of credit matures in December 2015 (not including a one-year extension, at the option of the Company), and had $2.5 million in loans and letters of credit totaling $7.8 million, outstanding at December 31, 2011. The $400 million in unsecured notes have maturities ranging from five to ten years. The $2.3 billion in mortgage notes have varying maturities ranging from two months to twenty-two years. The principal and interest payments on the borrowings for the years subsequent to December 31, 2011, are set forth in the table below.

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

Purchase obligations represent those costs that the Company is contractually obligated to pay in the future. The significant components of this caption are costs for capital improvements at the Company’s properties, as well as costs for normal operating and maintenance expenses at the site level that are tied to contracts such as utilities, landscaping and grounds maintenance and advertising. The purchase obligations include amounts tied to contracts, some of which expire in 2012. It is the Company’s intention to renew these normal operating contracts, however, there has been no attempt to estimate the length or future costs of these contracts.

Tabular Disclosure of Contractual Obligations:

		Payments Due by Period (in thousands)
Contractual Obligations (1)	Total	2012	2013	2014	2015	2016	Thereafter

Mortgage notes, principal (2)	$2,260,836	$74,239	$225,306	$128,294	$276,582	$340,030	$1,216,385
Mortgage notes, interest (3)	610,668	113,667	105,287	94,696	85,726	64,029	147,263
Unsecured notes, principal (2)	400,000	—	—	—	—	250,000	150,000
Unsecured notes, interest (3)	78,053	11,112	11,101	11,101	11,101	10,844	22,794
Line of credit, principal (2) (4)	2,500	—	—	—	2,500	—	—
Line of credit, interest (3)	158	40	40	40	38	—	—
Operating leases	7,686	1,813	1,547	1,521	1,517	1,288	—
Purchase obligations	9,431	9,179	101	60	61	30	—

Total (4)	$3,369,332	$210,050	$343,382	$235,712	$377,525	$666,221	$1,536,442

(1)

The contractual obligations and other commitments in the table are set forth as required by Item 303(a)(5) of Regulation S-K promulgated by the SEC in January of 2003 and are not prepared in accordance with generally-accepted accounting principles.

(2)	Amounts include principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 6, 7 and 9 to Consolidated Financial Statements.
(3)

Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2011. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2011 is assumed to be in effect through the respective maturity date of each instrument.

(4)	The payment in 2015 reflects the line of credit agreement as described in Note 9 to Consolidated Financial Statements, and does not include the one-year extension at the Company’s option.

The Company, through its general partnership interest in an affordable property limited partnership referred to as the VIE, has a secondary guarantee through 2015 on certain low income housing tax credits to limited partners in this partnership totaling approximately $3 million. With respect to the guarantee of the low income housing tax credits, the new unrelated general partner assumed operating deficit guarantee and primary tax credit guarantee positions, as more fully described in Note 15 to Consolidated Financial Statements. The Company believes the property’s operations conform to the applicable requirements and does not anticipate any payment on the guarantee.

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

For 2011, the Company estimates that the amount of recurring, non-revenue enhancing capital expenditures incurred on an annual basis for a standard garden style apartment will remain unchanged at $800 per apartment unit.

The table below is a list of the items that management considers recurring, non-revenue enhancing capital and maintenance expenditures for a standard garden style apartment. Included are the per unit replacement cost and the useful life that management estimates the Company incurs on an annual basis.

Category	Capitalized Cost per Unit	Useful Life(1)	Capitalized Expenditure Per Unit Per Year(2)	Maintenance Expense Cost per Unit Per Year(3)	Total Cost per Unit Per Year

Appliances	$1,437	9	$160	$13	$173
Blinds, shades	135	3	45	7	52
Carpets, cleaning	770	4	193	180	373
Computers, equipment, misc.(4)	120	6	20	18	38
Contract repairs	—	—	—	147	147
Exterior painting (5)	84	3	28	—	28
Flooring	250	9	28	—	28
Furnace, air (HVAC)	847	24	35	105	140
Hot water heater	260	7	37	—	37
Interior painting	—	—	—	205	205
Kitchen, bath cabinets upgrade	1,200	15	80	—	80
Landscaping site	—	—	—	131	131
New roof	800	24	33	—	33
Parking lot site	540	15	36	—	36
Pool, exercise facility	130	15	9	54	63
Windows major	1,505	20	75	—	75
Miscellaneous (6)	351	17	21	—	21

Total	$8,429		$800	$860	$1,660

(1)	Estimated weighted average actual physical useful life of the expenditure capitalized.
(2)	This amount is not necessarily incurred each and every year. Some years will be higher, or lower depending on the timing of certain longer life expenditures.
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

The Company estimates that on an annual basis approximately $800 per unit was spent on recurring capital expenditures in 2011 and 2010. The table below summarizes the breakdown of capital improvements by major categories between recurring and non-recurring, revenue generating capital improvements as follows:

	For the year ended December 31,
	2011						2010
	Recurring Cap Ex	(a) Per Unit	Non-recurring Cap Ex	(a) Per Unit	Total Capital Improvements	(a) Per Unit	Total Capital Improvements	(a) Per Unit
New buildings	$—	$—	$786	$20	$786	$20	$285	$8
Major bldg improvements	4,755	124	11,535	301	16,290	425	14,920	415
Roof replacements	1,265	33	2,586	67	3,851	100	3,068	85
Site improvements	1,726	45	13,777	359	15,503	404	10,510	293
Apartment upgrades	4,794	125	40,573	1,058	45,367	1,183	31,997	891
Appliances	6,136	160	817	21	6,953	181	5,038	140
Carpeting, flooring	8,475	221	4,890	128	13,365	349	10,844	302
HVAC, mechanicals	2,761	72	11,400	297	14,161	369	10,615	295
Miscellaneous	767	20	3,179	83	3,946	103	2,528	70

Totals	$30,679	$800	$89,543	$2,334	$120,222	$3,134	$89,805	$2,499

(a)	Calculated using the weighted average number of units owned during the year of 38,348 for 2011 and 35,929 for 2010.

The schedule below summarizes the breakdown of total capital improvements between core and non-core:

	For the year ended December 31,
	2011						2010
	Recurring Cap Ex	(b) Per Unit	Non-recurring Cap Ex	(b) Per Unit	Total Capital Improvements	(b) Per Unit	Total Capital Improvements	(b) Per Unit
Core Communities	$27,961	$800	$74,070	$2,119	$102,031	$2,919	$87,038	$2,490
2011 Acquisition Communities	627	800	2,946	3,758	3,573	4,558	—	—
2010 Acquisition Communities	2,091	800	12,527	4,792	14,618	5,592	2,767	2,826

Subtotal	30,679	800	89,543	2,334	120,222	3,134	89,805	2,499
Corporate office (1)	—	—	—	—	2,245	—	3,168	—

Totals	$30,679	$800	$89,543	$2,334	$122,467	$3,134	$92,973	$2,499

(1)

No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

(b)	Calculated using the weighted average number of units owned during the year of 38,348 for 2011 and 35,929 for 2010.

Environmental Issues

Phase I environmental site assessments have been completed on substantially all of the Owned Properties. As of December 31, 2011, there were no recorded amounts resulting from environmental liabilities as there were no known obligations with respect thereto. Furthermore, no condition is known to exist that would give rise to a material liability for site restoration or other costs that may be incurred with respect to the sale or disposal of a property.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements. See Note 3 to the Consolidated Financial Statements for further detail on applicable accounting pronouncements that were adopted in 2011 or will be effective for 2012.

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

Throughout 2008, 2009, 2010 and continuing into 2011, the sub-prime mortgage-lending issue put significant pressure on the mortgage lending industry. This led to problems in the financial system which developed into the worst recession since the Great Depression. The credit markets tightened, consumer confidence plunged and unemployment soared. Despite the general credit crises, the Company has continued to receive favorable financing at market rates of interest. Its average physical occupancy at 95.0% in 2008, 94.9% in 2009, 95.2% in 2010 and 95.5% in 2011 was the highest it has been since 2000 and financial performance continued strong. The economy has experienced a slight recovery in 2010 and 2011 with increasing job gains. Any reversion back to job losses would typically slow household formations which could affect occupancy and decrease the Company’s ability to raise rents. In light of this, we will continue to review our business strategy throughout the year.

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

The Company’s primary market risk exposure is interest rate risk. At December 31, 2011 and December 31, 2010, approximately 83% and 90%, respectively, of the Company’s debt bore interest at fixed rates. At December 31, 2011 and 2010, approximately 77% and 84%, respectively, of the Company’s debt was secured and bore interest at fixed rates. The secured fixed rate debt had weighted average maturities of approximately 5.84 and 6.52 years and a weighted average interest rate of approximately 5.34% and 5.36% at December 31, 2011 and 2010, respectively. The remainder of the Company’s secured debt bore interest at variable rates with a weighted average maturity of approximately 6.44 and 7.05 years and a weighted average interest rate of 2.98% and 3.00%, for 2011 and 2010, respectively. On occasion, the Company may use its line of credit in connection with a property acquisition with the intention to refinance at a later date. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.

At December 31, 2011 and December 31, 2010, the fair value of the Company’s fixed and variable rate secured debt amounted to a liability of $2.42 billion and $2.48 billion, respectively, compared to its carrying amount of $2.26 billion and $2.42 billion, respectively. The Company estimates that a 100 basis point increase in market interest rates at December 31, 2011 would have changed the fair value of the Company’s fixed and variable rate secured debt to a liability of $2.31 billion and would result in $2.0 million higher interest expense on the variable rate secured debt on an annualized basis. At December 31, 2011 and December 31, 2010, the fair value of the Company’s total debt, including the unsecured senior notes and line of credit, amounted to a liability of $2.83 billion and $2.68 billion, respectively, compared to its carrying amount of $2.66 billion and $2.62 billion.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations. Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units. As of December 31, 2011, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of December 31, 2011, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and have determined that such disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. In addition, management has not identified any material weaknesses in the Company’s internal controls.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except for information pertaining to the executive officers of the Company, the information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2012. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

See Item 4A in Part I hereof for information regarding executive officers of the Company.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2012. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2012. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2012. The proxy statement will be filed within 120 days after the end of the Company’s last fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2012, under “Report of the Audit Committee” and “Principal Accounting Fees and Services.” The proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

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

HOME PROPERTIES, INC.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Home Properties, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Home Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2012

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

(Dollars in thousands, except per share data)

	2011	2010
ASSETS
Real estate:
Land	$721,542	$589,359
Construction in progress	64,201	119,992
Buildings, improvements and equipment	4,256,581	3,668,379

	5,042,324	4,377,730
Less: accumulated depreciation	(983,759)	(841,801)

Real estate, net	4,058,565	3,535,929
Cash and cash equivalents	8,297	10,782
Cash in escrows	32,604	34,070
Accounts receivable, net	12,142	12,540
Prepaid expenses	15,994	17,662
Deferred charges	16,322	15,079
Other assets	9,282	8,641

Total assets	$4,153,206	$3,634,703

LIABILITIES AND EQUITY
Mortgage notes payable	$2,260,836	$2,424,214
Unsecured notes payable	400,000	—
Exchangeable senior notes	—	138,218
Unsecured line of credit	2,500	56,500
Accounts payable	20,953	20,935
Accrued interest payable	10,286	11,389
Accrued expenses and other liabilities	29,474	28,730
Security deposits	19,513	19,583

Total liabilities	2,743,562	2,699,569

Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 48,321,305 and 37,949,229 shares issued and outstanding at December 31, 2011 and 2010, respectively	483	379
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,545,563	1,047,325
Distributions in excess of accumulated earnings	(392,378)	(326,811)

Total common stockholders’ equity	1,153,668	720,893
Noncontrolling interest	255,976	214,241

Total equity	1,409,644	935,134

Total liabilities and equity	$4,153,206	$3,634,703

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Revenues:
Rental income	$532,365	$473,833	$457,690
Property other income	47,454	42,640	40,727
Other income	154	106	759

Total revenues	579,973	516,579	499,176

Expenses:
Operating and maintenance	224,537	211,038	207,293
General and administrative	29,145	25,138	24,476
Interest	130,583	124,126	121,765
Depreciation and amortization	144,819	126,668	118,573
Other expenses	3,225	2,871	—

Total expenses	532,309	489,841	472,107

Income from continuing operations	47,664	26,738	27,069

Discontinued operations:
Income (loss) from discontinued operations	—	(407)	(4,305)
Gain (loss) on disposition of property	—	(13)	24,314

Discontinued operations	—	(420)	20,009

Net income	47,664	26,318	47,078
Net income attributable to noncontrolling interest	(9,808)	(6,237)	(12,659)

Net income attributable to common stockholders	$37,856	$20,081	$34,419

Basic earnings per share data:
Income from continuing operations	$0.90	$0.56	$0.60
Discontinued operations	—	(0.01)	0.44

Net income attributable to common stockholders	$0.90	$0.55	$1.04

Diluted earnings per share data:
Income from continuing operations	$0.89	$0.55	$0.60
Discontinued operations	—	(0.01)	0.44

Net income attributable to common stockholders	$0.89	$0.54	$1.04

Weighted average number of shares outstanding:
Basic	41,860,139	36,682,191	33,040,839

Diluted	42,545,082	37,169,886	33,172,116

Dividends declared per share	$2.48	$2.32	$2.68

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-In	Distributions in Excess of Accumulated	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Totals
Balance, December 31, 2008	32,431,304	$324	$857,415	$(206,961)	$260,754	$911,532
Comprehensive income:
Net income	—	—	—	34,419	12,659	47,078
Issuance of common stock, net	1,228,070	12	46,636	—	—	46,648
Stock-based compensation	6,746	—	7,291	—	—	7,291
Repurchase of common stock	(97,304)	—	(2,935)	—	—	(2,935)
Conversion of UPREIT Units for common stock	1,086,612	11	21,321	—	(21,332)	0
Adjustment of noncontrolling interest	—	—	(7,650)	—	7,650	0
Dividends and distributions paid	—	—	—	(88,771)	(32,769)	(121,540)

Balance, December 31, 2009	34,655,428	$347	$922,078	$(261,313)	$226,962	$888,074
Comprehensive income:
Net income	—	—	—	20,081	6,237	26,318
Issuance of common stock, net	2,827,856	28	123,728	—	—	123,756
Stock-based compensation	6,206	—	7,647	—	—	7,647
Repurchase of common stock	(68,265)	(1)	(3,273)	—	—	(3,274)
Conversion of UPREIT Units for common stock	528,004	5	10,229	—	(10,234)	0
Issuance of UPREIT Units associated with property acquisition	—	—	—	—	4,845	4,845
Adjustment of noncontrolling interest	—	—	(13,084)	—	13,084	0
Dividends and distributions paid	—	—	—	(85,579)	(26,653)	(112,232)

Balance, December 31, 2010	37,949,229	$379	$1,047,325	$(326,811)	$214,241	$935,134
Comprehensive income:
Net income	—	—	—	37,856	9,808	47,664
Issuance of common stock, net	3,881,833	39	216,564	—	—	216,603
Issuance of common stock through public offering, net	6,000,000	60	336,700	—	—	336,760
Stock-based compensation	21,457	—	10,105	—	—	10,105
Repurchase of common stock	(96,723)	(1)	(5,769)	—	—	(5,770)
Conversion of UPREIT Units for common stock	565,509	6	11,393	—	(11,399)	0
Adjustment of noncontrolling interest	—	—	(70,755)	—	70,755	0
Dividends and distributions paid	—	—	—	(103,423)	(27,429)	(130,852)

Balance, December 31, 2011	48,321,305	$483	$1,545,563	$(392,378)	$255,976	$1,409,644

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$47,664	$26,318	$47,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,630	132,215	123,148
Amortization of senior note debt discount	1,782	2,082	1,967
Accreted debt discount on repurchase of exchangeable senior notes	(9,765)	—	—
Loss (gain) on disposition of property	—	13	(24,314)
Stock-based compensation	10,105	7,647	7,291
Carrying amount of assets and liabilities disposed in connection with sale of general partnership interest	—	(1,728)	—
Changes in assets and liabilities:
Cash in escrows, net	813	(4,087)	1,359
Other assets	(296)	(2,823)	(372)
Accounts payable and accrued liabilities	(1,228)	382	(6,533)

Total adjustments	150,041	133,701	102,546

Net cash provided by operating activities	197,705	160,019	149,624

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed and UPREIT Units issued	(498,558)	(186,284)	—
Purchase of land for development	(12,750)	—	—
Additions to properties	(126,786)	(97,590)	(79,292)
Additions to construction in progress	(32,038)	(45,981)	(73,627)
Additions to predevelopment	(1,310)	—	—
Proceeds from (payments for) sale of properties, net	5,426	(13)	105,930
Proceeds from notes receivable	1,015	—	—
Purchase of notes receivable	—	(1,433)	—
Withdrawals from (additions to) cash held in escrow, net	658	(3,238)	(576)

Net cash used in investing activities	(664,343)	(334,539)	(47,565)

Cash flows from financing activities:
Proceeds from sale of common stock, net	216,603	123,756	46,648
Proceeds from issuance of common stock through public offering, net	336,760	—	—
Repurchase of common stock	(5,770)	(3,274)	(2,935)
Proceeds from mortgage notes payable	—	628,154	266,483
Payments of mortgage notes payable	(163,395)	(456,192)	(264,248)
Proceeds from unsecured notes payable	400,000	—	—
Payment for repurchase of exchangeable senior notes	(130,235)	—	—
Proceeds from unsecured line of credit	522,000	449,000	481,500
Payments on unsecured line of credit	(576,000)	(446,000)	(499,000)
Proceeds from unsecured term loan	135,000	—	—
Payments on unsecured term loan	(135,000)	—	—
Payments of deferred loan costs, net	(4,953)	(6,324)	(6,592)
Additions to cash escrows, net	(5)	(395)	(133)
Dividends and distributions paid	(130,852)	(112,232)	(121,540)

Net cash provided by (used in) financing activities	464,153	176,493	(99,817)

Net increase (decrease) in cash and cash equivalents	(2,485)	1,973	2,242
Cash and cash equivalents:
Beginning of year	10,782	8,809	6,567

End of year	$8,297	$10,782	$8,809

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Home Properties, Inc. (the “Company”) was formed in November 1993, as a Maryland corporation and is engaged in the ownership, management, acquisition, rehabilitation and development of residential apartment communities primarily in selected Northeast and Mid-Atlantic regions of the United States. The Company completed an initial public offering of 5,408,000 shares of common stock on August 4, 1994 and is traded on the New York Stock Exchange (“NYSE”) under the symbol “HME”. The Company is included in Standard & Poor’s MidCap 400 Index.

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of December 31, 2011, the Company owned and operated 124 apartment communities with 41,951 apartments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 81.8% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at December 31, 2011 (77.1% at December 31, 2010). The remaining 18.2% is included as noncontrolling interest in these consolidated financial statements at December 31, 2011 (22.9% at December 31, 2010). The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

The Company capitalizes the payroll and associated costs of employees directly responsible for the supervision and construction of major capital and rehabilitation projects. Interest costs for major capital projects and properties under rehabilitation are capitalized during the construction period. These costs are reflected on the balance sheet as an increase to depreciable property.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For development properties, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. Costs directly related to the development of properties are capitalized. The Company capitalizes interest, real estate taxes, insurance; and payroll and associated costs for those individuals directly responsible for and who spend all their time on development activities. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and capitalization must end involves a degree of judgment. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary to the development of the property. We consider a development property as substantially complete after major construction has ended and the property is available for occupancy. For properties that are built in phases, we end capitalization on the portion of a property that is considered substantially complete, and we capitalize only those costs associated with the portion under construction. These costs are reflected on the balance sheet as construction in progress.

The interest rate used for capitalization is the weighted average interest rate for all Company indebtedness, including amortization of debt issuance costs. In connection with development properties, major capital projects and rehabilitation projects, there was $5,255, $9,384 and $8,900 of interest capitalized in 2011, 2010 and 2009, respectively, and payroll and associated costs capitalized were $3,028, $3,007 and $2,896 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

(Dollars in thousands, except per share data)

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

There were 565,509, 528,004 and 1,086,612 shares of UPREIT Units exchanged for common stock, during 2011, 2010 and 2009, respectively. The Company made adjustments within equity in the amount of $11,399, $10,234 and $21,332, during 2011, 2010 and 2009, respectively, to record the exchange value of the transactions.

Costs Incurred for Stock Issuances

Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid in capital.

Discontinued Operations

The Company reports its property dispositions as discontinued operations as prescribed by the authoritative guidance. Pursuant to the definition of a component of an entity in the authoritative guidance for discontinued operations, assuming no significant continuing involvement by the former owner after the sale, the sale of an apartment community is considered a discontinued operation. In addition, apartment communities classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when all significant contingencies surrounding the closing have been resolved, which often corresponds with the actual closing date. For purposes of the discontinued operations presentation, the Company includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are considered discontinued operations.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Depreciation expense charged to operations was $143,272, $125,634 and $117,694 from continuing operations and $0, $832 and $2,346 from discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Accounts Receivable and Allowance for Doubtful Receivables

Accounts receivable are generally comprised of amounts receivable from residents and other miscellaneous receivables from non-affiliated entities. We evaluate the collectability of accounts receivable from residents and establish an allowance for accounts greater than 60 days past due for current residents and all receivables due from former residents, after the application of security deposits. The allowance for doubtful resident receivables was $2,869 and $3,134 as of December 31, 2011 and 2010, respectively.

Deferred Charges

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement. The straight-line method, which approximates the effective interest method, is used to amortize all financing costs; such amortization is reflected as interest expense in the consolidated statements of operations, with remaining terms ranging from 3 month to 10 years. Unamortized financing costs are written off when the financing agreement is retired before the maturity date. Accumulated amortization was $8,231 and $10,788, as of December 31, 2011 and 2010, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets of $12,518 and $10,093 at December 31, 2011 and 2010, respectively, included in other assets, consist solely of intangible assets recorded in connection with the authoritative guidance for the acquisition of real estate assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 6 months to 3 years. Accumulated amortization of intangible assets was $10,194 and $8,680 as of December 31, 2011 and 2010, respectively. Amortization expense charged to operations was $1,547, $1,034 and $878 from continuing operations and $0, $7 and $10 from discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.

Insurance Reserves

The Company has self insured retentions and aggregates up to certain limits for general liability and property claims. The Company relies on third-party actuaries in the development of reserve requirements. Reserves are currently funded for the estimated cost of claims incurred, both reported and unreported.

Fair Value of Financial Instruments

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company determined the fair value of its mortgage notes payable, unsecured notes payable and unsecured line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by the authoritative guidance). In determining the market interest yield curve, the Company considered its BBB credit rating. The Company based the fair value of its exchangeable senior notes using quoted prices (a level 1 input, as defined by the authoritative guidance).

At December 31, 2011 and 2010, the fair value of the Company’s total debt, including the exchangeable senior notes, unsecured notes and line of credit, amounted to a liability of $2,826,006 and $2,678,524, respectively, compared to its carrying amount of $2,663,336 and $2,618,932.

Revenue Recognition

The Company leases its residential apartment units under leases with terms generally one year or less. Rental income is recognized on a straight-line basis over the related lease term. As a result, deferred rents receivable are created when rental income is recognized during the concession period of certain negotiated leases and amortized over the remaining term of the lease. In accordance with the authoritative guidance for business combinations, the Company recognizes rental revenue of acquired in-place “above and below” market leases at their fair value over the weighted average remaining lease term. Property other income, which consists primarily of income from operation of laundry facilities, utility recovery, administrative fees, garage and carport rentals and miscellaneous charges to residents, is recognized when earned (when the services are provided, or when the resident incurs the charge).

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Income

Other income for the years ended December 31, 2011, 2010 and 2009 is primarily comprised of other real estate service fees.

Other Expenses

Other expenses for the year ended December 31, 2011 and 2010 are the transaction costs from the apartment communities acquired during 2011 and 2010 that were expensed according to authoritative guidance for business combinations. These costs, which are primarily transfer taxes and title fees, represent 0.64% and 0.85% of the total purchase price of the apartment communities acquired during 2011 and 2010, respectively. There were no costs incurred during 2009 as the company did not acquire any properties.

Gains on Real Estate Sales

Gains on disposition of properties are recognized using the full accrual method in accordance with the authoritative guidance, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Advertising

Advertising expenses are charged to operations during the year in which they are incurred. Advertising expenses incurred and charged to operations were $4,856, $4,604 and $4,321 from continuing operations, and $0, $2 and $116 from discontinued operations, for the years ended December 31, 2011, 2010 and 2009, respectively.

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For the years ended December 31, 2011, 2010 and 2009, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Stockholders of the Company are taxed on dividends and must report distributions from the Company as either ordinary income, capital gains, or as return of capital; as more fully described in Note 10.

The Company follows the authoritative guidance for accounting for uncertainty in income taxes which addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return. The Company reviewed its potential uncertain tax positions and made no adjustments to its existing financial and tax accounting treatment for all periods presented. The authoritative guidance also requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The tax basis of assets is less than the amounts reported in the accompanying consolidated financial statements by approximately $420,930 and $478,591 at December 31, 2011 and 2010, respectively.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table reconciles net income to taxable income for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net income	$47,664	$26,318	$47,078
Net income attributable to noncontrolling interest	(9,808)	(6,237)	(12,659)
Net loss of taxable REIT Subsidiary included in net income	4	54	38
Net loss of taxable VIE, including impairment of real property	—	821	1,244

Net income from REIT operations	37,860	20,956	35,701
Book to tax differences:
Book depreciation and amortization	114,138	96,153	87,424
Tax depreciation and amortization	(117,822)	(96,158)	(86,594)
Gains/losses from capital transactions	(22)	(86)	(3,131)
Carrying value of mortgages	(575)	(322)	(2,095)
Equity compensation	(3,928)	(1,770)	2,057
Amortization of debt discount	1,409	1,586	1,438
Property acquisition costs	2,551	2,188	—
Other, net	1,912	1,609	(1,042)

Adjusted taxable income subject to 90% REIT dividend requirement	$35,523	$24,156	$33,758

The Company made actual distributions in excess of 100% of taxable income before capital gains. All adjustments to net income from REIT operations are net of amounts attributable to noncontrolling interest and the taxable REIT subsidiary, HPRS.

Included in total assets on the consolidated balance sheets are deferred tax assets of $13,185 and $12,750 as of December 31, 2011 and 2010, respectively. The deferred tax assets were a result of the net losses associated with the affordable property portfolio sales during 2004 and 2003. In 2010, an additional deferred tax asset of $2,555 resulted from the sale of a variable interest entity, as more fully described in Note 4. Management does not believe it is more likely than not that these deferred assets will be used, and accordingly has recorded a reserve against the deferred tax assets of $13,185 and $12,750 for the years ended December 31, 2011 and 2010, respectively. The deferred tax assets are associated with HPRS which performs certain of the residential and development activities of the Company. HPRS historically provided commercial management services and provided loan advances to affordable housing entities owned through general partnership interests. As these activities are no longer provided, Management does not currently believe there is a source for future material taxable earnings for HPRS that would give rise to value for the deferred tax assets.

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

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both ASU 2011-05 and ASU 2011-12 will be effective for the Company on January 1, 2012. The Company does not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material effect on its operating results or financial position.

4	VARIABLE INTEREST ENTITIES

On October 13, 2010, the Company sold its general partnership interest in its one remaining variable interest entity (“VIE”). Previously, the VIE was consolidated in accordance with authoritative guidance for consolidation of VIE’s. The consideration for the sale included the assumption of the existing $15,762 non-recourse loan. The sale was recorded in the fourth quarter of 2010, generating other income of $669, which was included in income from discontinued operations, and is the difference between the consideration received of $50 and the carrying value of the net assets and liabilities of $1,728, less sale related expenses of $1,109, which included payments to the limited partners of $800. Consistent with the authoritative guidance, held for sale treatment was not applied until all contingencies under the contract had been satisfied. Due to the nature of this transaction and the limited number of buyers able to complete the sale, significant financing contingencies existed which prevented the close of the sale until these contingencies were successfully mitigated. Giving consideration to the facts and circumstances, the Company classified the results of the VIE as discontinued operations upon the closing of the sale transaction on October 13, 2010, and did not apply held for sale treatment in prior periods.

Through October 12, 2010, the Company was the general partner in the VIE which was initially syndicated using low income housing tax credits under Section 42 of the Internal Revenue Code. As general partner, the Company managed the day-to-day operations of the partnership for a management fee. In addition, the Company had an operating deficit guarantee and a $3,000 tax credit guarantee to the limited partners of that partnership. The Company was responsible for funding operating deficits to the extent there were any and could receive operating incentive awards if cash flows reached certain levels. As a result of the sale, the Company’s operating deficit guarantee ended and the tax credit guarantee was reduced to a $3,000 secondary guarantee, with the new general partner assuming the operating guarantee and primary tax credit guarantee positions. The VIE is included in discontinued operations within the consolidated statements of operations for the years ended December 31, 2010 and 2009.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5	ACQUISITIONS AND DEVELOPMENT

Property Acquisitions

During the years ended December 31, 2011 and 2010, the Company acquired the communities listed below:

Apartment Community	Market Area	Date Acquired	Year Constructed	Number of Units	Cost of Acquisition	Cost of Acquisition Per Unit
Middlebrooke Apartments	Baltimore	4/1/2010	1974-1977	208	$17,350	$83
Westbrooke Apartments	Baltimore	4/1/2010	1961-1970	110	6,350	58
Annapolis Roads Apartments(1)	Baltimore	6/17/2010	1974-1979	282	32,500	115
The Greens at Columbia	Baltimore	7/29/2010	1986-1987	168	25,600	152
Village at Potomac Falls	Suburban D.C.	8/5/2010	1999	247	38,500	156
Charleston Place	Baltimore	9/30/2010	1971-1983	858	103,000	120
The Courts at Fair Oaks	Suburban D.C.	9/30/2010	1990	364	70,100	193
Crescent Club Apartments	Long Island	9/30/2010	1973	257	31,250	122
Lakeview Townhomes	Chicago	10/18/2010	1996	120	14,475	121
Hunters Glen	Suburban D.C.	4/19/2011	1984	108	7,000	65
Waterview Apartments	Philadelphia	7/14/2011	1968	203	24,600	121
The Commons at Haynes Farm	Boston	7/15/2011	1991	302	40,500	134
The Apts at Cambridge Court	Baltimore	8/23/2011	1999-2002	544	90,400	166
Somerset Apartments	Suburban D.C.	10/11/2011	2006	108	20,250	188
Newport Village	Suburban D.C.	10/17/2011	1969	937	205,000	219
The Courts at Dulles	Suburban D.C.	11/30/2011	2000	411	92,750	226
The Gates of Deer Grove	Chicago	12/15/2011	1974	204	20,200	99

(1)	This apartment community was fee-managed by the Company prior to acquisition.

All of the 2011 and 2010 acquired apartment communities were recorded at fair value which approximated actual purchase price. None of the acquisitions were subject to bargain purchase options or resulted in goodwill being recorded. In connection with these acquisitions, closing costs of $3,219 and $2,871 were incurred and are included in other expenses for the years ended December 31, 2011 and 2010, respectively.

Included in the consolidated statements of income for the year ended December 31, 2011 and 2010, are total revenues of $49,763 and $12,831, respectively, and net income attributable to common shareholders of $9,098 and $2,018, respectively, since the respective date of acquisition through December 31, 2011 for the 2011 and 2010 acquired apartment communities.

Pro forma information

The following unaudited pro forma information was prepared as if the 2011 and 2010 transactions related to the acquisition of apartment communities occurred as of January 1, 2010. The pro forma financial information is based upon the historical consolidated financial statements of the Company and the acquired communities and is not necessarily indicative of the consolidated results which actually would have occurred if the transactions had been consummated at January 1, 2010, nor does it purport to represent the results of operations for future periods. Adjustments to the pro forma financial information for the year ended December 31, 2011 and 2010 consist principally of providing net operating activity and recording interest, depreciation and amortization from January 1, 2010 to the acquisition date as appropriate.

	2011	2010
Pro forma total revenues	$613,013	$583,708
Pro forma net income attributable to common stockholders	41,112	25,285
Pro forma earnings per common share:
Basic	0.98	0.69
Diluted	0.97	0.68

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5	ACQUISITIONS AND DEVELOPMENT (continued)

Development

During 2007, the Company started construction on a project in Silver Spring, Maryland (1200 East West), a 14-story high rise with 247 apartment units and 10,600 square feet of retail space. During 2010, the Company completed construction and placed into service all 247 apartment units. The total cost for this community was $82,976 for an average cost per apartment unit of $329.

During 2008, the Company started construction on a project located in Alexandria, Virginia, consisting of four, four-story buildings with 421 units (Courts at Huntington Station). As of December 31, 2010, two buildings with 202 units were completed and construction in progress for this development was $83,640. During 2011, the Company completed construction and placed into service the remaining 219 apartment units. The total cost for this community was $121,931 for an average cost per apartment unit of $289.

During the first quarter of 2011, the Company started construction on a project located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot for a total of 314 apartment units (The Apartments at Cobblestone Square). In the fourth quarter of 2011, construction of the first apartment building, along with the rail depot renovation and amenities, was completed and 51 apartment units were placed into service. Construction of the other buildings has begun and the entire project is expected to be completed in the first half of 2012. The construction in progress for this development was $25,596 as of December 31, 2011.

During the fourth quarter of 2011, the Company started construction on a project located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units (Eleven55 Ripley). Construction is expected to be completed in 2014 with initial occupancy in the third quarter of 2013. The construction in progress for this development, consisting mostly of land value, was $25,476 as of December 31, 2011.

During the fourth quarter of 2011, the Company purchased a land parcel located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The 385 apartment unit project (Courts at Spring Mill Station) is on entitled land and construction is expected to begin in the first half of 2012. The construction in progress for this development, consisting mostly of land value, was $13,129 as of December 31, 2011.

Redevelopment

The Company has one project in the redevelopment phase. Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in fifty-two buildings built in 1967. The Company plans to extensively renovate all of the units over the next four years on a building by building basis. As of December 31, 2011, there were five buildings with 52 units under renovation and eleven buildings with 128 units completed and 103 units occupied.

The Company has one project in the pre-redevelopment phase. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel consisting of 182 units, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel. The cost associated with this project was $4,591 as of December 31, 2011 and is included in other assets.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5	ACQUISITIONS AND DEVELOPMENT (continued)

Acquisition of Notes Receivable

On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction. Both notes were in default. They were purchased at face value plus accrued interest and late fees and were collateralized by real property. One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011. The remaining note, purchased for $418 is collateralized by vacant land. In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of the investment in the note receivable. Interest income, if any, will be recognized on the cost recovery method. As of December 31, 2011, there was no impairment recognized and no interest income recorded on the remaining note. The remaining note receivable of $429 as of December 31, 2011 is included in other assets.

6	MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are summarized as follows:

	2011	2010

Fixed rate mortgage notes payable	$2,058,724	$2,207,495
Variable rate mortgage notes payable	202,112	216,719

Mortgage notes payable	$2,260,836	$2,424,214

For 2011 and 2010, mortgage notes payable are collateralized by certain apartment communities as detailed in Schedule III. The mortgage notes payable outstanding as of December 31, 2011 mature at various dates from 2012 through 2034, with a weighted average remaining term of approximately six years. The weighted average interest rate of the Company’s fixed rate notes was 5.34% and 5.36% at December 31, 2011 and 2010, respectively. The weighted average interest rate of the Company’s variable rate notes was 2.98% and 3.00% at December 31, 2011 and 2010, respectively.

Principal payments on the mortgage notes payable for years subsequent to December 31, 2011 are as follows:

2012	$74,239
2013	225,306
2014	128,294
2015	276,582
2016	340,030
Thereafter	1,216,385

$2,260,836

Prepayment penalties of $13, $190 and $5,610 were incurred for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in interest expense. For 2009, prepayment penalties of $4,717 were incurred in connection with the sale of property and are included in discontinued operations.

Deferred financing costs of $72, $340 and $285 were written off for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in interest expense. For 2010, deferred financing costs written off of $216 were incurred in connection with the deconsolidation of the VIE and are included in discontinued operations. For 2009, deferred financing costs written off of $210 were incurred in connection with the sale of property and are included in discontinued operations.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7	UNSECURED NOTES PAYABLE

Unsecured Term Loans

On October 28, 2011, the Company entered into an unsecured term loan agreement with M&T Bank that had a total limit of $140,000. On November 1, 2011, the Company borrowed $135,000 on this facility which was used to fund the repurchase of the exchangeable senior notes as more fully described in Note 8. The term loan was repaid on December 9, 2011 with proceeds of the $250,000 term loan described below. The loan bore interest at 2.41% (2.1% above the one-month LIBOR) and had covenants that aligned with the unsecured line of credit facility as more fully described in Note 9.

On December 9, 2011, the Company entered into a $250,000 five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders. The term loan generated net proceeds of $248,215, after fees and closing costs, which were used to pay off the $135,000 term loan, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at 1.3% above the one-month LIBOR and has covenants that align with the unsecured line of credit facility as more fully described in Note 9. The Company was in compliance with these financial covenants for the year ended December 31, 2011. The one-month LIBOR was 0.31% at December 31, 2011, resulting in an effective rate of 1.61% for the Company.

Unsecured Senior Notes

On December 19, 2011, the Company issued $150,000 of unsecured senior notes. The notes were offered in a private placement in two series: Series A: $90,000 with a seven-year term due December 19, 2018 at a fixed interest rate of 4.46% (“Series A”); and, Series B: $60,000 with a ten-year term due December 19, 2021 at a fixed interest rate of 5.00% (“Series B”). The net proceeds of $89,449 and $59,629 for Series A and Series B, respectively, after fees and closing costs, were used to purchase an unencumbered property and pay off a maturing mortgage note. The notes require semiannual interest payments on June 19 and December 19 of each year until maturity and are subject to various covenants and maintenance of certain financial ratios. Although the covenants of the notes do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the notes and the line are identical. The Company was in compliance with these financial covenants for the year ended December 31, 2011.

8	EXCHANGEABLE SENIOR NOTES

In October 2006, the Company issued $200,000 principal amount of exchangeable senior notes (“Senior Notes”) under an Indenture, with a coupon rate of 4.125%. In the fourth quarter of 2008, the Company repurchased $60,000 principal amount of the Senior Notes, leaving $140,000 outstanding. The Senior Notes were exchangeable into cash equal to the principal amount of the notes and, at the Company’s option, cash or common stock for the exchange value, to the extent that the market price of common stock exceeded the initial exchange price of $73.34 per share, subject to adjustment and generally not redeemable by the Company until November 1, 2011. Prior to the maturity date of November 1, 2026, holders of the Senior Notes had the right to require the Company to repurchase the notes on November 1, 2011, 2016 and 2021, and the occurrence of certain events.

On November 1, 2011, the Company repurchased at face value $135,000 of the Senior Notes, plus accrued interest of $2,784, that were presented by the holders for repurchase in accordance with the Indenture. On December 21, 2011 the remaining outstanding balance of $5,000 principal amount of the Senior Notes was repurchased by the Company, at face value plus accrued interest of $29, at the Company’s option in accordance with the Indenture. There were no outstanding Senior Notes as of December 31, 2011.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8	EXCHANGEABLE SENIOR NOTES (continued)

The following table provides additional information about the Senior Notes as of December 31, 2010:

2010
Principal amount of liability component	$140,000
Unamortized discount	(1,782)

Carrying amount of liability component	$138,218

Carrying amount of equity component	$13,950

The following table provides additional information about the Senior Notes for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Coupon interest	$4,835	$5,775	$5,775
Issuance cost amortization	456	547	547
Discount amortization	1,782	2,082	1,968

Total interest expense	$7,073	$8,404	$8,290

The effective interest rate was 5.75% for the years ended 2011, 2010 and 2009. The conversion price per share, as adjusted, was $72.87 for the years ended 2010 and 2009 and as of the November 1, 2011 and December 21, 2011 repurchase dates.

9	UNSECURED LINE OF CREDIT

On December 9, 2011, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $275,000 revolving credit facility with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option. The Credit Agreement amended its prior $175,000 facility, which was scheduled to expire on August 31, 2012, not including a one-year extension at the Company’s option. The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants. The Company had $2,500 outstanding under the credit facility on December 31, 2011. Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. As of December 31, 2011, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.31%; resulting in an effective rate of 1.61% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial covenants for the year ended December 31, 2011.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At December 31, 2011, the Company had outstanding letters of credit of $7,846 and the amount available on the credit facility was $264,654.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10	STOCKHOLDERS’ EQUITY

Common Stock

In 1997, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target price or a specific timetable for repurchase. At December 31, 2011 the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program. There were no repurchases in 2011, 2010 or 2009.

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

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Fourth quarter 2009	871,600	$39,830	$38,916	$45.70
First quarter 2010	1,285,700	60,092	58,856	46.74
Second quarter 2010	1,021,400	50,078	49,273	49.03

Total	3,178,700	$150,000	$147,045	$47.19

On September 17, 2010, the Company initiated its second ATM equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010. The following summarizes issuances of common stock from this program since inception through December 31, 2011:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65
Third quarter 2011	877,400	56,542	55,273	64.44

Total	3,204,107	$194,168	$190,144	$60.60

The remaining shares available under this ATM program were 395,893 as of December 31, 2011.

Public Equity Offering

On September 20, 2011, the Company publicly offered 6,000,000 shares of its common stock at a price of $58.50 per share, for net proceeds of approximately $336,800 after underwriting discounts, commissions and offering expenses. All of the 6,000,000 shares offered were purchased and subsequently delivered on September 23, 2011.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10	STOCKHOLDERS’ EQUITY (continued)

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan (the “DRIP”). The DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment without prior Company approval is currently $10. There is no discount offered on the investment. The Company can meet share demand under the DRIP through share repurchases by the transfer agent in the open market on the Company’s behalf or new share issuance.

Dividends

Stockholders are taxed on dividends and must report such dividends as ordinary income, capital gains, or return of capital. The Company has declared a $2.48 distribution per common share (CUSIP 437306103) during its most recent fiscal year. Pursuant to Internal Revenue Code Section 857(b)(3)(C), for the year ended December 31, 2011, the Company designated the taxable composition of the following cash distributions to holders of common shares in the amounts set forth in the tables below:

				Distribution Type
Declaration Dates	Record Dates	Payable Dates	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain

2/12/2011	2/28/2011	3/4/2011	$0.62	62.8481%	0.0000%	37.1519%	0.0000%	0.0000%
5/3/2011	5/17/2011	5/27/2011	$0.62	62.8481%	0.0000%	37.1519%	0.0000%	0.0000%
8/3/2011	8/16/2011	8/26/2011	$0.62	62.8481%	0.0000%	37.1519%	0.0000%	0.0000%
11/2/2011	11/14/2011	11/22/2011	$0.62	62.8481%	0.0000%	37.1519%	0.0000%	0.0000%

		Totals	$2.48	62.8481%	0.0000%	37.1519%	0.0000%	0.0000%

The taxable composition of cash distributions for each common share for 2010 and 2009 is as follows:

		Distribution Type
Year	Distributions Per Share	Ordinary Taxable Dividend	Qualified Dividend	Return of Capital	Long- Term Capital Gain	Unrecaptured Sec. 1250 Gain

2010	$2.32	53.73%	0.00%	46.27%	0.00%	0.00%

2009	$2.68	39.44%	0.00%	44.02%	2.75%	13.79%

Total Shares and Units Outstanding

At December 31, 2011, 48,321,305 common shares, and 10,739,773 UPREIT Units were outstanding for a total of 59,061,078 common share equivalents.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10	STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any Senior Notes (through December 21, 2011). The exchange of an UPREIT Unit for a share of common stock has no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership. Income from continuing operations and discontinued operations is the same for both the basic and diluted calculation.

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, is as follows:

	2011	2010	2009
Numerator:
Income from continuing operations	$47,664	$26,738	$27,069
Less: Income from continuing operations attributable to noncontrolling interest	(9,808)	(6,344)	(7,312)

Income from continuing operations attributable to common stockholders	$37,856	$20,394	$19,757

Discontinued operations	$—	$(420)	$20,009
Less: Discontinued operations attributable to noncontrolling interest	—	107	(5,347)

Discontinued operations attributable to common stockholders	$—	$(313)	$14,662

Denominator:

Basic weighted average number of common shares outstanding	41,860,139	36,682,191	33,040,839
Effect of dilutive stock options	595,708	419,380	100,519
Effect of restricted shares	89,235	68,315	30,758

Diluted weighted average number of common shares outstanding	42,545,082	37,169,886	33,172,116

Earnings per common share:

Basic earnings per share:
Income from continuing operations	$0.90	$0.56	$0.60
Discontinued operations	—	(0.01)	0.44

Net income attributable to common stockholders	$0.90	$0.55	$1.04

Diluted earnings per share:
Income from continuing operations	$0.89	$0.55	$0.60
Discontinued operations	—	(0.01)	0.44

Net income attributable to common stockholders	$0.89	$0.54	$1.04

Unexercised stock options to purchase 172,810, 1,702,783 and 2,828,018 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the years ended December 31, 2011, 2010 and 2009, respectively. In conjunction with the issuance of the Senior Notes, there were 331,257 and 331,257 potential shares issuable under certain circumstances, none of which were considered dilutive as of December 31, 2010 and 2009.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11	STOCK BENEFIT PLAN

Description of Stock Benefit Plans

The Company has established stock benefit plans for the purpose of attracting and retaining the services of individuals who are important to the future success of the Company, including key employees, non-employee Directors and other key persons, and to provide them with increased motivation and incentive to exert their best efforts to enhance the long term value of the Company by enlarging their personal stake in its success.

On May 3, 2011, the stockholders of the Company approved the 2011 Stock Benefit Plan (the “2011 Plan”). The types of awards that may be granted under the 2011 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and dividend equivalent rights. The 2011 Plan includes an authorization to issue up to 3,000,000 newly authorized shares of the Company’s common stock plus the number of shares available for grant under the 2008 Stock Benefit Plan, which were 515,340 as of December 31, 2011. The grant of a stock option or stock appreciation right is deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of one share of common stock for each share of common stock subject to the option or stock appreciation right. The grant of any full value awards (awards other than stock options or stock appreciation rights) is deemed, for purposes of determining the number of shares available under the 2011 Plan, as an award of 4.28 shares of common stock for each share of common stock subject to the award. Any forfeitures or cancellations of awards will be returned to the reserved pool under the 2011 Plan in the same manner. As of December 31, 2011, awards of 206 shares which have been forfeited or cancelled have been returned to the 2011 Plan and are available for future grants. The 2011 Plan succeeds previous plans as described below.

The Company’s 1994 Stock Benefit Plan (the “1994 Plan”) was adopted by the Company at the time of its initial public offering. On February 1, 2000, the Company adopted the 2000 Stock Benefit Plan, which was subsequently amended (the “2000 Plan”). On May 6, 2003, the Company adopted the 2003 Stock Benefit Plan and on May 6, 2005, the shareholders approved the Amended and Restated 2003 Stock Benefit Plan (the “2003 Plan”). On May 1, 2008, the Company adopted the 2008 Stock Benefit Plan (the “2008 Plan”). Participants in each of the above referenced plans (the “Previous Plans”) included officers, non-employee Directors, and key employees of the Company. The Previous Plans allowed for the award of options, stock appreciation rights and restricted stock; though, no stock appreciation rights were awarded. No additional awards will be issued under the Previous Plans.

The 2008 Plan limited the number of shares issuable under the plan to 2,450,000. Stock options awarded reduced the number of shares available for awards by one share for every one share granted. Awards of restricted stock reduced the number of shares available for award by one share for every one share awarded, up to 250,000; beyond that, restricted stock reduced the number of shares available for award by 3.5 shares for every one share awarded. During 2009 and 2010, the number of options and shares of restricted stock issued to each non-employee Director were subject to a 2008 Plan provision that they not exceed 6,000 options and 2,000 shares.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11	STOCK BENEFIT PLAN (continued)

Awards granted to employees and non-employee Directors under the all stock benefit plans are as follows:

	Employee Awards			Non-Employee Director Awards
Name of Plan	Stock Options Granted	Restricted Stock Granted	Total Granted	Stock Options Granted	Restricted Stock Granted	Total Granted	Available for Future Grant of Awards
1994 Plan	1,542,381	—	1,542,381	153,654	—	153,654	—
2000 Plan	2,101,220	350,702	2,451,922	163,760	2,700	166,460	—
2003 Plan	2,737,142	96,822	2,833,964	217,723	28,935	246,658	—
2008 Plan	1,354,837	290,131	1,644,968	134,146	36,313	170,459	—
2011 Plan	166,810	87,913	254,723	—	9,464	9,464	2,931,962

Terms and provisions applicable to an award granted, including vesting provisions, are specified in an award certificate. Options granted under the 2011 Plan and the 2008 Plan during the years 2011, 2010 and 2009, vest 20% for each year of service until 100% vested on the fifth anniversary and expire after ten years from the date of grant. The exercise price per share for stock options issued under all of the stock benefit plans may not be less than 100% of the closing price of a share of common stock on the date the stock option is granted. Restricted stock awards granted to Directors vest 100% on the fifth anniversary of the date of grant. All of the 87,913, 108,252 and 114,078 restricted stock awards granted to employees during 2011, 2010 and 2009 vest 25% on each anniversary of the date of grant for a period of four years. The Company has a policy of issuing new shares upon the exercise of stock options and upon the vesting of restricted stock.

Stock Options

Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected dividend yields, volatility, lives and interest rates. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee. Authoritative guidance requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and impacts the amount of unamortized compensation expense to be recognized in future periods.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11	STOCK BENEFIT PLAN (continued)

The following weighted average assumptions were used for the years ended December 31, 2011, 2010 and 2009:

Assumption	2011	2010	2009

Expected dividend yield	4.32%	5.87%	6.93%
Expected volatility	25.98%	19.31%	31.33%
Expected lives of the employee options	6.0 Years	5.7 Years	5.7 Years
Expected lives of the director options	—	6.7 Years	4.9 Years
Risk free interest rate	2.36%	2.75%	2.46%

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

A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	3,169,105	$44.98

Granted	166,810	62.09
Exercised	(540,667)	44.10
Cancelled	(20,876)	50.10

Options outstanding at December 31, 2011	2,774,372	$46.14	5.6	$31,711

Options exercisable at December 31, 2011	1,695,451	$45.28	4.4	$20,837

A summary of unvested stock option activity for the year ended December 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price Per Option

Unvested stock options at December 31, 2010	1,391,013	$45.75
Granted	166,810	62.09
Vested	(458,026)	47.43
Cancelled	(20,876)	50.10

Unvested stock options at December 31, 2011	1,078,921	$47.48

As of December 31, 2011, there was $2,035 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 1.72 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11	STOCK BENEFIT PLAN (continued)

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Stock-based compensation costs recognized	$2,813	$2,818	$3,289
Fair value of options vested	2,562	2,457	2,385
Cash received from the exercise of options	23,843	14,090	5,904
Intrinsic value of options exercised	9,288	5,723	1,348
Number of options granted to employees	166,810	352,454	535,056
Number of options granted to Directors	—	48,490	54,000
Grant date fair value of options granted to employees, per share	$9.95	$4.14	$4.76
Grant date fair value of options granted to Directors, per share	—	4.33	4.72

Restricted Stock

Stock-based compensation cost for restricted stock is measured based on the closing price of the Company’s common stock on the date of grant and is recognized ratably on a straight-line basis over the requisite service period. In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.

A summary of restricted stock activity for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Restricted stock outstanding and unvested at December 31, 2010	283,215	$44.58
Granted	97,377	62.09
Vested and issued	(85,327)	45.26
Cancelled	(5,817)	43.64

Restricted stock outstanding and unvested at December 31, 2011	289,448	$50.29

As of December 31, 2011, there was $5,781 of total unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.33 years.

A summary of restricted stock activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Stock-based compensation costs recognized	$6,226	$4,527	$3,549
Fair value of restricted shares vested	5,246	3,447	1,749
Number of restricted shares granted to employees	87,913	108,252	114,078
Number of restricted shares granted to Directors	9,464	12,760	14,769
Weighted average price of shares granted, per share	$62.09	$49.35	$33.90

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12	EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

The Company sponsors a defined contribution plan. Under the plan, the Company will match 75% of the first 4% of each employee’s contributions not to exceed 3% of that employee’s eligible compensation. The matching expense under this plan was $1,043, $968 and $886 for the years ended December 31, 2011, 2010 and 2009, respectively.

Incentive Bonus Plans

The Company sponsors two incentive bonus plans. The quarterly site bonus plan is designed to encourage and reward property operations employees for superior financial performance as measured versus budget. The annual incentive bonus plan is designed to motivate executive officers and certain other corporate and regional employees to maximize the Company’s annual operating and financial performance as measured in year over year actual financial measures, annual performance as compared to a peer group and, beginning in 2011, attainment of certain individual and team objectives. The expense under these plans was $7,874, $5,030 and $3,291 for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Bonus Plan

The Company sponsors a deferred bonus plan, which permits certain employees to defer receipt of up to 100% of their annual incentive bonus for three, five or ten years. Under the plan, the Company will match 10% of the amount deferred and the match vests after three years. Each deferral and match is credited to an individual employee account with the number of shares of the Company’s common stock that could be purchased with the amounts deferred and matched at the common stock closing price the day before the bonus would have otherwise been paid. An equivalent of dividends on those shares is also credited to the employee account on dividend payment dates based upon the common stock closing price on those dates. Payments out of deferred accounts are made by issuance of common stock. The total amounts deferred were $960 and $750 at December 31, 2011 and 2010, respectively. The matching expense under this plan was $15, $11 and $7 for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

In 2011, the Company initiated a deferred compensation plan, which permits certain employees to defer up to 50% of their annual base pay until retirement. Upon retirement, the employee can elect a lump sum distribution or annual payments over two to ten years. There is no Company match and all deferred amounts are 100% vested. As this plan is effective January 1, 2012, there were no amounts deferred as of December 31, 2011.

13	SEGMENT REPORTING

The Company is engaged in the ownership and management of market rate apartment communities. Each apartment community is considered a separate operating segment. Each segment on a standalone basis is less than 10% of the revenues, net operating income and assets of the combined reported operating segment and meets a majority of the aggregation criteria under authoritative guidance. There is no resident who has one or more leases which, in the aggregate, account for more than 10% of the aggregate gross revenues for the years ended December 31, 2011, 2010 or 2009. The operating segments are aggregated as Core and Non-core properties.

Non-segment revenue to reconcile to total revenue consists of other income. Non-segment assets to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges and other assets.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13	SEGMENT REPORTING (continued)

Core properties consist of all apartment communities which have been owned more than one full calendar year. Therefore, the Core properties represent communities owned as of January 1, 2010. Non-core properties consist of apartment communities acquired, developed or redeveloped during 2010 and 2011, such that full year comparable operating results are not available. Beginning in the third quarter of 2011, the Company reclassified the operating results and assets of one property formerly included in Core properties to Non-core properties for 2011 and 2010. This property is undergoing significant renovations beginning in 2011 such that the operating results are not comparable to 2010 due to units being taken out of service during the redevelopment period.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses. The accounting policies of the segments are the same as those described in Notes 1, 2 and 3.

The revenues and net operating income for each of the reportable segments are summarized as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Revenues
Apartments owned
Core properties	$505,966	$485,422	$498,417
Non-core properties	73,853	31,051	—
Reconciling items	154	106	759

Total revenues	$579,973	$516,579	$499,176

Net operating income
Apartments owned
Core properties	$309,111	$287,162	$291,124
Non-core properties	46,171	18,273	—
Reconciling items	154	106	759

Net operating income, including reconciling items	355,436	305,541	291,883

General and administrative expenses	(29,145)	(25,138)	(24,476)
Interest expense	(130,583)	(124,126)	(121,765)
Depreciation and amortization	(144,819)	(126,668)	(118,573)
Other expenses	(3,225)	(2,871)	—

Income from continuing operations	$47,664	$26,738	$27,069

The assets for each of the reportable segments are summarized as follows as of December 31, 2011 and 2010:

Assets	2011	2010
Apartments owned
Core properties	$2,851,848	$2,870,247
Non-core properties	1,206,717	665,682
Reconciling items	94,641	98,774

Total assets	$4,153,206	$3,634,703

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

14	TRANSACTIONS WITH AFFILIATES

The Company and HPRS recognized management and development fee revenue, interest income and other miscellaneous income from affiliated entities of $7 for the year ended December 31, 2009.

The Company leases its corporate office space from an affiliate. The rent for the corporate office space is a gross rent that includes real estate taxes and common area maintenance. In July 2009, the Company extended the lease on its corporate office space through September 2019 (with a right to terminate the lease in 2016, at the Company’s option), plus two five-year renewal options. Rental expense was $1,350, $1,353 and $1,432 for each of the years ended December 31, 2011, 2010 and 2009, respectively.

15	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has entered into operating leases for office space and office equipment with remaining terms of 1 to 5 years. Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2011 were as follows:

2012	$1,813
2013	1,547
2014	1,521
2015	1,517
2016	1,288
Thereafter	—

$7,686

The Company incurred $1,988, $2,046 and $1,934 of rent expense under operating leases in 2011, 2010 and 2009, respectively.

Letters of Credit

As of December 31, 2011 the Company had issued $7,846 in letters of credit, which were provided under the Company’s $275,000 unsecured Credit Agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers’ compensation and health insurance policies, and construction projects.

Debt Covenants

The unsecured notes payable and unsecured Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.

Included in the Company’s consolidated balance sheet at December 31, 2011 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (12% of the owned portfolio at December 31, 2011) for a contract period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange. The remaining terms on the sale restrictions range from 2 months to 5.5 years.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15	COMMITMENTS AND CONTINGENCIES (continued)

Limited Partnership

For periods before October 13, 2010, the Company, through its general partnership interest in an affordable property limited partnership referred to as the VIE, had guaranteed certain low income housing tax credits to limited partners in this partnership through 2015 totaling approximately $3,000. In addition, through October 12, 2010, the Company, acting as general partner in this partnership, was obligated to advance funds to meet partnership operating deficits. As more fully described in Note 4, the Company’s general partner interest in this entity was sold on October 13, 2010, relieving the Company of the operating deficit guarantee and reducing the tax credit guarantee to a $3,000 secondary guarantee, with the new general partner assuming the operating guarantee and primary tax credit guarantee positions. As of December 31, 2011, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

Executive Retention Plan

The Executive Retention Plan provides for severance benefits and other compensation to be paid to certain employees in the event of a change in control of the Company and a subsequent termination of their employment.

Contingencies

The Company is not a party to any legal proceedings that are expected to have a material adverse effect on the Company’s liquidity, financial position or results of operations. The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

16	DISCONTINUED OPERATIONS

Included in discontinued operations for the years ended December 31, 2010 and 2009 are the operating results of 5 apartment community dispositions, all sold in 2009, and the operating results of the VIE for which the Company’s general partnership interest was sold in 2010.

A summary of community dispositions is as follows:

Year	Number of Disposed Communities	Number of Disposed Units	Number of Transactions	Total Sales Price	Sales Price Per Unit	Total Gain On Sale
2009	5	1,333	3	$108,300	$81	$24,314

The operating results of discontinued operations are summarized as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Revenues:
Rental income	$3,441	$9,710
Property other income	14	583
Other income	669	—

Total revenues	4,124	10,293

Expenses:
Operating and maintenance	2,889	6,695
Interest expense, including prepayment penalties	802	5,546
Depreciation and amortization	840	2,357

Total expenses	4,531	14,598

Income (loss) from discontinued operations	$(407)	$(4,305)

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

17	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow information including non-cash financing and investing activities for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$126,267	$117,292	$121,800
Interest capitalized	5,255	9,384	8,900
Non-cash investing and financing activities:
Mortgage loans assumed associated with property acquisitions	—	155,639	—
Mortgage note premium written off	(17)	270	1,921
Issuance of UPREIT Units associated with property acquisitions	—	4,845	—
Exchange of UPREIT Units for common shares	11,399	10,234	21,332
Transfers of construction in progress to buildings, improvements and equipment	100,266	110,902	—
Additions to properties included in accounts payable	6,577	5,292	2,210
Net real estate disposed in connection with VIE deconsolidation	—	13,837	—
Other assets disposed in connection with VIE deconsolidation	—	1,228	—
Mortgage debt disposed in connection with VIE deconsolidation	—	15,762	—
Other liabilities disposed in connection with VIE deconsolidation	—	1,031	—

18	QUARTERLY FINANCIAL STATEMENT INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2011 and 2010 are as follows:

	2011
	First	Second	Third	Fourth
Total revenue	$141,398	$140,687	$144,621	$153,267
Net income attributable to common stockholders	7,224	8,195	8,508	13,929
Basic earnings per share data:
Net income attributable to common stockholders	0.19	0.21	0.20	0.29
Diluted earnings per share data:
Net income attributable to common stockholders	0.19	0.20	0.20	0.29

	2010
	First	Second	Third	Fourth
Total revenue	$125,867	$124,946	$128,627	$137,139
Net income attributable to common stockholders	2,637	5,168	5,507	6,769
Basic earnings per share data:
Net income attributable to common stockholders	0.08	0.14	0.15	0.18
Diluted earnings per share data:
Net income attributable to common stockholders	0.07	0.14	0.15	0.18

The sum of the quarterly earnings per common share amounts may not equal the annual earnings per common share amounts due primarily to changes in the number of common shares outstanding quarter to quarter. The quarterly reports for the year ended December 31, 2010 have been reclassified to reflect discontinued operations in accordance with authoritative guidance.

HOME PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

19	SUBSEQUENT EVENTS

On February 4, 2012, the Board of Directors declared a dividend of $0.66 per share on the Company’s common stock and approved a distribution of $0.66 per UPREIT Unit for the quarter ended December 31, 2011. The dividend and distribution is payable February 28, 2012, to stockholders and unitholders of record on February 16, 2012.

SCHEDULE II

HOME PROPERTIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Adjustments/ Amounts Written Off	Balance at End of Year
Allowance for Doubtful Receivables

2011	$3,134	$6,593	$(6,858)	$2,869

2010	3,220	6,636	(6,722)	3,134

2009	2,925	6,403	(6,108)	3,220

Deferred Tax Asset Valuation Allowance

2011	$12,750	$—	$435	$13,185

2010	10,195	—	2,555	12,750

2009	10,176	—	19	10,195

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(Dollars in thousands)

Community	Encum- brances	Land	UPREIT Unit Alloc. Land(a)	Initial Cost Buildings, Improvements & Equipment	UPREIT Unit Alloc. Bldg.(a)	Costs Capitalized Subsequent to Acquisition	Land	Total Cost Buildings, Improvements & Equipment	Total(b)	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Year of Acquisition or Completion
1200 East West	$—	$13,068	$—	$—	$—	$70,663	$13,068	$70,663	$83,731	$3,164	$80,567	2010	(c)
Annapolis Roads Apartments	23,687	14,400	—	18,035	—	3,510	14,400	21,545	35,945	961	34,984	2010
Arbor Park of Alexandria	95,968	8,528	429	58,912	4,286	34,799	8,957	97,997	106,954	29,907	77,047	2000
Barrington Gardens	10,802	888	35	6,658	296	5,943	923	12,897	13,820	3,035	10,785	2005
Bayview & Colonial	—	1,600	72	8,471	709	5,322	1,672	14,502	16,174	5,125	11,049	2000
Blackhawk Apartments	—	2,968	83	14,568	858	7,550	3,051	22,976	26,027	8,021	18,006	2000
Bonnie Ridge Apartments	51,961	4,830	411	42,769	4,147	35,302	5,241	82,218	87,459	31,815	55,644	1999
Braddock Lee Apartments	—	3,810	152	8,842	1,488	8,182	3,962	18,512	22,474	7,833	14,641	1998
Cambridge Village Associates	—	2,460	54	3,188	520	2,482	2,514	6,190	8,704	1,984	6,720	2002
Canterbury Apartments	42,472	4,944	235	21,384	2,353	13,667	5,179	37,404	42,583	12,934	29,649	1999
Castle Club Apartments	6,070	948	57	8,933	566	6,402	1,005	15,901	16,906	5,316	11,590	2000
Charleston Place	74,610	22,764	—	84,648	—	3,614	22,764	88,262	111,026	3,223	107,803	2010
Chatham Hill Apartments	43,827	1,848	286	46,150	2,434	14,197	2,134	62,781	64,915	13,751	51,164	2004
Chesterfield Apartments	—	1,482	89	8,206	869	9,183	1,571	18,258	19,829	7,211	12,618	1997
Cider Mill	61,497	15,552	464	65,939	4,549	15,269	16,016	85,757	101,773	22,881	78,892	2002
Cinnamon Run Apartments	54,280	7,731	231	59,693	1,934	7,429	7,962	69,056	77,018	11,878	65,140	2005
Country Village Apartments	18,338	2,236	113	11,149	1,120	10,967	2,349	23,236	25,585	9,635	15,950	1998
Courts at Huntington Station	—	33,409	—	—	—	88,548	33,409	88,548	121,957	2,503	119,454	2011	(c)
Courtyards Village	—	3,360	53	9,824	525	4,871	3,413	15,220	18,633	4,753	13,880	2001
Crescent Club Apartments	—	2,338	—	28,792	—	2,488	2,338	31,280	33,618	1,136	32,482	2010
Curren Terrace	22,766	1,908	109	10,957	1,082	8,405	2,017	20,444	22,461	8,926	13,535	1997
Cypress Place	10,068	2,304	45	7,861	479	5,335	2,349	13,675	16,024	4,749	11,275	2000
Devonshire Hills	75,212	27,415	572	66,713	5,727	22,076	27,987	94,516	122,503	25,689	96,814	2001
Dunfield Townhomes	11,462	1,683	—	30,302	—	6,268	1,683	36,570	38,253	4,521	33,732	2007
East Hill Gardens	—	231	24	1,560	241	1,504	255	3,305	3,560	1,306	2,254	1998
East Meadow Apartments	14,558	2,250	89	10,803	863	3,725	2,339	15,391	17,730	4,557	13,173	2000
Elmwood Terrace	26,431	6,048	155	14,680	1,561	11,809	6,203	28,050	34,253	9,625	24,628	2000
Falcon Crest Townhomes	18,555	2,772	161	11,116	1,590	10,258	2,933	22,964	25,897	8,536	17,361	1999
Falkland Chase Apartments	35,421	9,000	327	49,753	3,008	6,692	9,327	59,453	68,780	13,223	55,557	2003
Fox Hall Apartments	47,000	9,959	—	51,874	—	12,708	9,959	64,582	74,541	9,502	65,039	2007
Gardencrest Apartments	—	24,674	507	61,526	4,974	24,490	25,181	90,990	116,171	25,726	90,445	2002
Gateway Village Apartments	6,224	1,320	71	6,621	695	3,146	1,391	10,462	11,853	3,691	8,162	1999
Glen Brook Apartments	—	1,414	46	4,816	452	5,124	1,460	10,392	11,852	3,674	8,178	1999
Glen Manor Apartments	7,824	1,044	44	4,565	440	3,928	1,088	8,933	10,021	3,398	6,623	1997
Golf Club Apartments	32,453	3,990	187	21,298	1,840	15,773	4,177	38,911	43,088	13,802	29,286	2000
Hackensack Gardens	8,466	2,376	50	10,900	423	6,372	2,426	17,695	20,121	3,917	16,204	2005
Hawthorne Court	33,771	8,940	260	23,446	2,521	20,567	9,200	46,534	55,734	13,751	41,983	2002
Heritage Square	—	2,000	58	4,805	566	2,900	2,058	8,271	10,329	2,394	7,935	2002

Community	Encum- brances	Land	UPREIT Unit Alloc. Land(a)	Initial Cost Buildings, Improvements & Equipment	UPREIT Unit Alloc. Bldg.(a)	Costs Capitalized Subsequent to Acquisition	Land	Total Cost Buildings, Improvements & Equipment	Total(b)	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Year of Acquisition or Completion
Heritage Woods	14,326	1,602	—	12,420	—	3,775	1,602	16,195	17,797	2,688	15,109	2006
Highland House Apartments	5,741	3,414	—	14,761	—	2,517	3,414	17,278	20,692	2,795	17,897	2006
Hill Brook Place Apartments	12,572	2,192	85	9,118	848	8,986	2,277	18,952	21,229	6,336	14,893	1999
Holiday Square	—	3,575	77	6,108	722	2,514	3,652	9,344	12,996	2,462	10,534	2002
Home Properties of Bryn Mawr	17,138	3,160	154	17,956	1,537	16,243	3,314	35,736	39,050	11,317	27,733	2000
Home Properties of Devon	60,116	6,280	332	35,643	3,280	31,563	6,612	70,486	77,098	24,008	53,090	2000
Hunters Glen	—	2,239	—	4,729	—	431	2,239	5,160	7,399	114	7,285	2011
Jacob Ford Village	—	6,750	—	20,022	—	8,146	6,750	28,168	34,918	4,356	30,562	2007
Lake Grove Apartments	—	7,360	254	11,952	2,557	17,178	7,614	31,687	39,301	13,900	25,401	1997
Lakeview Apartments	8,975	636	59	4,552	590	4,145	695	9,287	9,982	3,643	6,339	1998
Lakeview Townhomes	—	1,118	—	13,335	—	1,200	1,118	14,535	15,653	500	15,153	2010
Liberty Commons	—	1,330	15	—	125	13,354	1,345	13,479	14,824	4,099	10,725	2005	(c)
Liberty Place Apartments	5,718	2,033	—	13,125	—	2,628	2,033	15,753	17,786	2,565	15,221	2006
Mid-Island Apartments	19,161	4,160	128	6,567	1,268	7,171	4,288	15,006	19,294	6,506	12,788	1997
Middlebrooke Apartments	—	2,888	—	14,369	—	2,128	2,888	16,497	19,385	845	18,540	2010
Mill Towne Village	24,239	3,840	154	13,279	1,486	13,442	3,994	28,207	32,201	9,617	22,584	2001
Morningside Heights Apartments	—	6,147	406	28,699	4,000	31,191	6,553	63,890	70,443	26,919	43,524	1998
Mount Vernon Square Apartments	—	55,810	—	86,946	—	16,101	55,810	103,047	158,857	15,932	142,925	2006
New Orleans Park Apartments	23,321	2,920	124	13,215	1,227	13,390	3,044	27,832	30,876	10,901	19,975	1997&1999
Newport Village	—	56,501	—	147,420	—	426	56,501	147,846	204,347	969	203,378	2011
Northwood Apartments	10,379	804	71	14,299	602	4,236	875	19,137	20,012	4,131	15,881	2004
Oak Manor Apartments	6,923	616	70	4,111	690	3,564	686	8,365	9,051	3,320	5,731	1998
Owings Run Apartments	41,485	5,533	255	32,622	2,538	8,764	5,788	43,924	49,712	14,681	35,031	1999
Park Shirlington Apartments	21,095	4,410	157	10,180	1,581	8,864	4,567	20,625	25,192	9,235	15,957	1998
Peppertree Farm Apartments	77,549	12,571	317	83,804	2,654	18,104	12,888	104,562	117,450	18,900	98,550	2005
Pleasant View Gardens	94,933	5,710	499	47,816	5,021	30,289	6,209	83,126	89,335	31,170	58,165	1998
Pleasure Bay Apartments	—	1,620	124	6,234	1,210	9,440	1,744	16,884	18,628	6,483	12,145	1998
Racquet Club East Apartments	37,315	1,868	218	23,107	2,137	13,822	2,086	39,066	41,152	13,781	27,371	1998
Racquet Club South	—	309	35	3,891	353	2,728	344	6,972	7,316	2,779	4,537	1999
Redbank Village Apartments	15,455	2,000	164	14,030	1,686	12,192	2,164	27,908	30,072	10,398	19,674	1998
Ridgeview at Wakefield Valley	18,035	2,300	72	17,247	635	4,435	2,372	22,317	24,689	4,876	19,813	2005
Ridley Brook Apartments	12,988	1,952	74	7,719	748	6,214	2,026	14,681	16,707	5,001	11,706	1999
Royal Gardens Apartments	47,000	5,500	258	14,067	2,603	17,604	5,758	34,274	40,032	14,649	25,383	1997
Saddle Brooke Apartments	29,790	7,609	—	44,040	—	6,600	7,609	50,640	58,249	4,641	53,608	2008
Sayville Commons	38,927	8,005	187	55,346	1,599	1,682	8,192	58,627	66,819	9,893	56,926	2005
Selford Townhomes	8,801	1,224	57	4,200	565	3,122	1,281	7,887	9,168	2,949	6,219	1999
Seminary Hill Apartments	—	2,960	135	10,194	1,344	10,328	3,095	21,866	24,961	8,278	16,683	1999
Seminary Towers Apartments	53,515	5,480	292	19,348	2,868	21,181	5,772	43,397	49,169	15,811	33,358	1999
Sherry Lake Apartments	25,508	2,428	165	15,620	1,617	11,745	2,593	28,982	31,575	10,865	20,710	1998
Somerset Apartments	—	7,253	—	12,937	—	20	7,253	12,957	20,210	86	20,124	2011
South Bay Manor	6,674	1,098	45	1,958	440	5,186	1,143	7,584	8,727	2,771	5,956	2000
Southern Meadows	40,264	9,040	343	31,875	3,397	10,832	9,383	46,104	55,487	13,552	41,935	2001
Stone Ends Apartments	24,790	5,600	166	28,468	1,554	5,216	5,766	35,238	41,004	8,462	32,542	2003
Tamarron Apartments	14,566	1,320	92	8,474	896	3,609	1,412	12,979	14,391	4,247	10,144	1999
The Apts at Cambridge Court	—	7,378	—	82,641	—	327	7,378	82,968	90,346	911	89,435	2011
The Apts at Wellington Trace	23,445	3,060	167	26,305	1,418	840	3,227	28,563	31,790	5,930	25,860	2004

Community	Encum- brances	Land	UPREIT Unit Alloc. Land(a)	Initial Cost Buildings, Improvements & Equipment	UPREIT Unit Alloc. Bldg.(a)	Costs Capitalized Subsequent to Acquisition	Land	Total Cost Buildings, Improvements & Equipment	Total(b)	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Year of Acquisition or Completion
The Brooke at Peachtree	12,171	992	51	15,137	437	4,045	1,043	19,619	20,662	3,536	17,126	2005
The Colony	—	7,830	197	34,121	2,025	14,638	8,027	50,784	58,811	17,773	41,038	1999
The Commons at Haynes Farm	—	7,550	—	32,771	—	1,383	7,550	34,154	41,704	464	41,240	2011
The Courts at Dulles	—	15,413	—	76,947	—	23	15,413	76,970	92,383	333	92,050	2011
The Courts at Fair Oaks	49,126	12,377	—	61,107	—	1,244	12,377	62,351	74,728	2,203	72,525	2010
The Coves at Chesapeake	—	8,915	—	57,974	—	9,021	8,915	66,995	75,910	10,090	65,820	2006
The Gates of Deer Grove	—	1,247	—	18,973	—	5	1,247	18,978	20,225	43	20,182	2011
The Greens at Columbia	9,558	5,040	—	20,886	—	1,117	5,040	22,003	27,043	899	26,144	2010
The Hamptons	49,918	5,749	303	50,489	2,599	12,844	6,052	65,932	71,984	14,708	57,276	2004
The Heights at Marlborough	23,135	6,253	—	44,268	—	6,684	6,253	50,952	57,205	7,421	49,784	2006
The Landings	25,859	2,459	162	16,753	1,595	12,667	2,621	31,015	33,636	12,264	21,372	1996
The Manor Apartments (MD)	45,871	8,700	257	27,703	2,513	11,951	8,957	42,167	51,124	12,958	38,166	2001
The Manor Apartments (VA)	13,671	1,386	85	5,738	832	5,832	1,471	12,402	13,873	5,078	8,795	1999
The Meadows at Marlborough	20,922	6,598	—	28,736	—	4,590	6,598	33,326	39,924	4,954	34,970	2006
The New Colonies	17,452	1,680	151	21,350	1,545	13,256	1,831	36,151	37,982	15,176	22,806	1998
The Sycamores	21,025	4,625	136	15,737	1,283	3,233	4,761	20,253	25,014	5,277	19,737	2002
The Townhomes of Beverly	—	5,820	—	30,465	—	5,031	5,820	35,496	41,316	5,000	36,316	2007
The Village at Marshfield	—	3,158	134	28,354	1,158	6,643	3,292	36,155	39,447	7,400	32,047	2004
Timbercroft Townhomes & Apts.	3,406	1,704	87	6,826	842	6,546	1,791	14,214	16,005	5,048	10,957	1999
Top Field Apartments	16,403	1,635	—	16,684	—	4,132	1,635	20,816	22,451	3,211	19,240	2006
Trexler Park Apartments	38,068	2,490	114	13,841	1,129	8,525	2,604	23,495	26,099	8,035	18,064	2000
Trexler Park West	—	2,684	—	—	—	23,325	2,684	23,325	26,009	6,430	19,579	2006	(c)
Village at Potomac Falls	—	7,380	—	30,960	—	1,005	7,380	31,965	39,345	1,226	38,119	2010
Village Square Townhomes & Apts.	39,285	2,590	191	13,306	1,900	9,847	2,781	25,053	27,834	8,691	19,143	1999
Vinings at Hampton Village	—	1,772	77	12,148	657	3,967	1,849	16,772	18,621	3,853	14,768	2004
Virginia Village	29,102	5,160	207	21,918	2,027	14,156	5,367	38,101	43,468	11,429	32,039	2001
Waterview Apartments	—	1,531	—	23,030	—	955	1,531	23,985	25,516	321	25,195	2011
Wayne Village	25,603	1,925	177	12,895	1,744	8,971	2,102	23,610	25,712	9,173	16,539	1998
West Springfield Terrace	20,834	2,440	194	31,766	1,845	3,992	2,634	37,603	40,237	9,308	30,929	2002
Westbrooke Apartments	—	1,103	—	5,229	—	1,078	1,103	6,307	7,410	358	7,052	2010
Westchester West Apartments	33,841	6,978	—	41,513	—	3,767	6,978	45,280	52,258	4,018	48,240	2008
Westwood Village Apartments	46,067	7,260	270	22,757	2,629	12,318	7,530	37,704	45,234	10,994	34,240	2002
Westwoods	3,470	1,260	—	2,694	—	570	1,260	3,264	4,524	477	4,047	2007
William Henry Apartments	28,268	4,666	187	22,277	1,839	16,226	4,853	40,342	45,195	12,876	32,319	2000
Windsor Realty Company	—	402	34	3,300	337	2,427	436	6,064	6,500	2,473	4,027	1998
Woodholme Manor Apartments	3,366	1,232	59	4,599	576	5,515	1,291	10,690	11,981	3,865	8,116	2001
Woodleaf Apartments	—	2,862	122	17,720	1,028	3,160	2,984	21,908	24,892	5,044	19,848	2004
Woodmont Village Apartments	9,864	2,880	63	5,699	622	3,057	2,943	9,378	12,321	2,744	9,577	2002
Yorkshire Village Apartments	—	1,196	27	2,016	260	1,416	1,223	3,692	4,915	1,089	3,826	2002
Other Assets (d)	84	—	—	2	—	99,150	—	99,152	99,152	21,194	77,958	Various

	$2,260,836	$707,037	$14,505	$2,893,195	$140,334	$1,287,253	$721,542	$4,320,782	$5,042,324	$983,759	$4,058,565

(a)

In 2008 and prior periods, authoritative guidance required the exchange of noncontrolling interests (UPREIT Units) for shares to be recorded under the purchase method with the difference between the fair value and book value of an exchanged UPREIT Unit allocated to real estate assets.

(b)	The aggregate cost for federal income tax purposes was approximately $4,621,394.
(c)	Property was constructed by the Company and completed in the year indicated.
(d)	Includes construction in progress of $64,201, assets of one development community placed into service of $5,887 and corporate office assets of $29,064.

SCHEDULE III

HOME PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(Dollars in thousands)

Depreciation and amortization of the Company’s investments in real estate assets reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Land improvements	3-20 years
Buildings and improvements	3-40 years
Furniture, fixtures and equipment	5-10 years
Computer software	5 years

The changes in total real estate assets are as follows:

	2011	2010	2009

Balance, beginning of year	$4,377,730	$3,915,979	$3,872,390
New property acquisitions	511,308	346,770	—
Additions	160,109	146,645	149,134
Disposals associated with deconsolidation of the VIE (1)	—	(27,464)	—
Disposals and retirements	(6,823)	(4,200)	(105,545)

Balance, end of year	$5,042,324	$4,377,730	$3,915,979

The changes in accumulated depreciation are as follows:

	2011	2010	2009

Balance, beginning of year	$841,801	$733,142	$636,970
Depreciation	143,093	126,249	120,002
Disposals associated with deconsolidation of the VIE (1)	—	(13,627)	—
Disposals and retirements	(1,135)	(3,963)	(23,830)

Balance, end of year	$983,759	$841,801	$733,142

(1)	Refer to Note 4 for discussion of the Company’s sale of its general partnership interest in the VIE and the resulting deconsolidation of the VIE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of Home Properties, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Pettinella	Director, President and Chief Executive Officer	February 27, 2012
Edward J. Pettinella

/s/ David P. Gardner	Executive Vice President, Chief Financial Officer	February 27, 2012
David P. Gardner	(Principal Financial Officer)

/s/ Robert J. Luken	Senior Vice President, Chief Accounting Officer	February 27, 2012
Robert J. Luken	and Treasurer (Principal Accounting Officer)

/s/ Kenneth O. Hall	Vice President and Controller	February 27, 2012
Kenneth O. Hall

/s/ Stephen R. Blank	Director	February 27, 2012
Stephen R. Blank

/s/ Alan L. Gosule	Director	February 27, 2012
Alan L. Gosule

/s/ Leonard F. Helbig, III	Director	February 27, 2012
Leonard F. Helbig, III

/s/ Charles J. Koch	Director	February 27, 2012
Charles J. Koch

/s/ Thomas P. Lydon, Jr.	Director	February 27, 2012
Thomas P. Lydon, Jr.

/s/ Clifford W. Smith, Jr.	Director	February 27, 2012
Clifford W. Smith, Jr.

/s/ Amy L. Tait	Director	February 27, 2012
Amy L. Tait

HOME PROPERTIES, INC.

FORM 10-K

For The Year Ended December 31, 2011

Exhibit Index

Except as otherwise indicated, the exhibits listed below are filed as part of this report. References to exhibits or other filings under the caption “Location” indicate that exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit Number	Exhibit	Location

2.1	Agreement among Home Properties of New York, Inc. and Philip J. Solondz, Daniel Solondz and Julia Weinstein Relating to Royal Gardens I, together with Amendment No. 1	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 6/6/97 (the “6/6/97 8-K”)

2.2	Agreement among Home Properties of New York, Inc. and Philip Solondz and Daniel Solondz relating to Royal Gardens II, together with Amendment No. 1	Incorporated by reference to the 6/6/97 8-K

2.3	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Braddock Lee Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc., dated 3/24/98 (the “3/24/98 8-K”)

2.4	Contribution Agreement dated March 2, 1998 among Home Properties of New York, L.P., Park Shirlington Limited Partnership and Tower Construction Group, LLC	Incorporated by reference to the 3/24/98 8-K

3.1	Articles of Amendment and Restatement of Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Home Properties of New York, Registration Statement on Form S-11, File No. 33-78862 (the “S-11 Registration Statement”)

3.2	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Home Properties of New York, Inc. Registration Statement on Form S-3 File No. 333-52601 filed 5/14/98

3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to Form 8-K filed by Home Properties of New York, Inc. dated 7/2/99 (the “7/2/99 8-K”)

3.4	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc.	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/04

3.5	Second Amended and Restated By-laws of Home Properties, Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 11/2/07

3.6	By-Laws of Home Properties Management, Inc.	Incorporated by reference to S-11 Registration Statement

3.7	Articles of Incorporation of Conifer Realty Corporation	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the period ended 12/31/95 (the “12/31/95 10-K”)

Exhibit Number	Exhibit	Location

3.8	Articles of Amendment to the Articles of Incorporation of Conifer Realty Corporation Changing the name to Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/00

3.9	By-Laws of Conifer Realty Corporation (now Home Properties Resident Services, Inc.)	Incorporated by reference to the 12/31/95 10-K

3.10	Home Properties Trust Declaration of Trust, dated September 19, 1997	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. dated 9/26/97 (the “9/26/97 8-K”)

4.1	Form of certificate representing Shares of Common Stock	Incorporated by reference to the Form 10- K filed by Home Properties of New York, Inc. for the period ended 12/31/94 (the “12/31/94 10-K”)

4.2	Agreement of Home Properties of New York, Inc. to file instruments defining the rights of holders of long-term debt of it or its subsidiaries with the Commission upon request	Incorporated by reference to the 12/31/94 10-K

4.3	Indenture, dated October 24, 2006 between Home Properties, Inc., Home Properties, L.P. and Wells Fargo Bank, N.A., as trustee including the form of 4.125% Exchangeable Senior Notes due 2026 of Home Properties, L.P. and the Guarantee of Home Properties, Inc. with respect thereto	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/25/06 (the “10/25/06 8-K”)

4.4	Registration Rights Agreement, dated October 24, 2006, between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bear Stearns & Co., Inc.	Incorporated by reference to the 10/25/06 8-K

10.1	Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to the 9/26/97 8-K

10.2	Amendment No. Four to the Second Amended and Restated Agreement of Limited Partnership of Home Properties of New York, L.P.	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/97

10.3	Amendment No. Sixty-Two to the Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03

10.4	Indemnification Agreement between Home Properties of New York, Inc. and certain officers and Directors*	Incorporated by reference to the Form 10-Q filed by Home Properties of New York, Inc. for the quarter ended 6/30/94

10.5	Indemnification Agreement between Home Properties of New York, Inc. and Alan L. Gosule*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/96

Exhibit Number	Exhibit	Location

10.6	Master Credit Facility Agreement by and among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp., dated as of August 28, 1998	Incorporated by reference to Form 10-Q filed by the Home Properties of New York, Inc. for the quarter ended 9/30/98

10.7	First Amendment to Master Credit Facility Agreement, dated as of December 11, 1998 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/98

10.8	Second Amendment to Master Credit Facility Agreement, dated as of August 30, 1999 among Home Properties of New York, Inc., Home Properties of New York, L.P., Home Properties WMF I LLC and Home Properties of New York, L.P. and P-K Partnership doing business as Patricia Court and Karen Court and WMF Washington Mortgage Corp. and Fannie Mae	Incorporated by reference to Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/99 (the “12/31/99 10-K”)

10.9	Amended and Restated Employment Agreement, dated November 20, 2006 between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/21/06

10.10	Amendment No. One to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the period ended 9/30/2008 (the “9/30/2008 10-Q”)

10.11	Amendment No. 2 to Employment Agreement between Edward J. Pettinella and Home Properties, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 11/2/09

10.12	Articles of Merger of Home Properties Management, Inc. into Home Properties Resident Services, Inc.	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the annual period ended 12/31/06

10.13	Purchase Agreement, dated October 18, 2006 between Home Properties, Inc., Home Properties, L.P. and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith and Bear Stearns & Co., Inc.	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 10/19/06

10.14	Directors’ Stock Grant Plan*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 5/22/98

10.15	Amended and Restated Stock Benefit Plan of Home Properties of New York, Inc.*	Incorporated by reference to the Form 8-K filed by Home Properties of New York, Inc. on 6/6/97

10.16	Home Properties of New York, Inc. Amendment Number One to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-Q of Home Properties of New York, Inc. for the quarter ended 3/31/00 (the “3/31/00 10-Q”)

Exhibit Number	Exhibit	Location

10.17	Home Properties of New York, Inc. Amendment Number Two to the Amended and Restated Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01

10.18	Amendment No. Three to Home Properties, Inc. Amended and Restated Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.19	2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/99 10-K

10.20	Home Properties of New York, Inc. Amendment No. One to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/01 (the “12/31/01 10-K”)

10.21	Home Properties of New York, Inc. Amendment No. Two to 2000 Stock Benefit Plan*	Incorporated by reference to the 12/31/01 10-K

10.22	Home Properties of New York, Inc. Amendment No. Three to 2000 Stock Benefit Plan*	Incorporated by reference to the Form 10-K filed by Home Properties of New York, Inc. for the annual period ended 12/31/03

10.23	Amendment No. Four to Home Properties, Inc. 2000 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.24	Amended and Restated 2003 Stock Benefit Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 5/6/05

10.25	Amendment No. One to Amended and Restated Home Properties, Inc. 2003 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.26	Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the Schedule 14A filed on 3/24/08

10.27	Amendment No. One to Home Properties, Inc. 2008 Stock Benefit Plan*	Incorporated by reference to the 9/30/08 10-Q

10.28	Seventh Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/28/06

10.29	Home Properties of New York, Inc., Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the 7/2/99 8-K

10.30	Home Properties of New York, L.P. Amendment Number One to Executive Retention Plan*	Incorporated by reference to the 3/31/00 10-Q

10.31	Amendment Number Two to Home Properties of New York, Inc. and Home Properties of New York, L.P. Executive Retention Plan*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/03 (the “12/31/03 10-K”)

10.32	Amendment No. Three to Home Properties, Inc. and Home Properties, L.P. Executive Retention Plan*	Incorporated by reference to the 9/30/08 10-Q

10.33	Purchase and Sale Agreement, dated as of January 1, 2004 among Home Properties of New York, L.P., Home Properties Management, Inc. and Home Leasing, LLC, dated January 1, 2004	Incorporated by reference to 12/31/03 10-K

Exhibit Number	Exhibit	Location

10.34	Second Amended and Restated Incentive Compensation Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/07

10.35	Amendment No. One to Home Properties, Inc. Second Amended and Restated Incentive Compensation Plan*	Incorporated by reference to the 9/30/08 10-Q

10.36	Deferred Bonus Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/07 (the “12/31/07 10-K”)

10.37	Director Deferred Compensation Plan (Amended and Restated as of January 1, 2008)*	Incorporated by reference to the 12/31/07 10-K

10.38	Amendment No. One to Home Properties, Inc. Deferred Bonus Plan (Amended and Restated January 1, 2008)*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/09 (the “12/31/09 10-K”)

10.39	Indemnification Agreement between Home Properties, Inc. and Stephen R. Blank*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/08 (the “12/31/08 10-K”)

10.40	Indemnification Agreement between Home Properties, Inc. and Josh E. Fidler*	Incorporated by reference to the 12/31/08 10-K

10.41	Amended and Restated Lease Agreement Between Clinton Square Asset Holding Associates, L.P. and Home Properties, L.P. dated July 6, 2009	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/09

10.42	Credit Agreement, dated as of September 1, 2009 among Home Properties, L.P., Home Properties, Inc. and Manufacturers and Traders Trust Company, RBS Citizens, N.A., d/b/a/ Charter One, Chevy Chase Bank, a Division of Capital One, N.A. and Bank of Montreal	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 6/30/10

10.43	Guaranty, dated September 1, 2009 from Home Properties, Inc. and certain affiliates to Manufacturers Traders Trust Company as agent for the lenders under the Credit Agreement of the same date.	Incorporated by reference to the 9/2/09 8-K.

10.44	Amendment No. Eighty-Nine to Second Amended and Restated Limited Partnership Agreement	Incorporated by reference to the 12/31/09 10-K

10.45	Indemnification Agreement between Home Properties, Inc. and Charles J. Koch*	Incorporated by reference to the 12/31/09 10-K

10.46	ATM Offering Sales Agreement dated September 17, 2010 between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Stifel, Nicolaus & Company, Incorporated	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/17/10

10.47	Employment Agreement between Edward J. Pettinella, the Company’s President and Chief Executive Officer and Home Properties, Inc. effective January 1, 2011*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/29/10

10.48	Amended and Restated Executive Retention Plan*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/16/11 (the “2/16/11 8-K”)

10.49	Executive Stock Ownership Guidelines, adopted February 12, 2011	Incorporated by reference to the 2/16/11 8-K

Exhibit Number	Exhibit	Location

10.50	First Amendment to Credit Agreement, dated as of February 10, 2011	Incorporated by reference to the 2/16/11 8-K

10.51	Indemnification Agreement between Home Properties, Inc. and Thomas P. Lydon, Jr.*	Incorporated by reference to the Form 10-K filed by Home Properties, Inc. for the period ended 12/31/10

10.52	Changes to Compensation Arrangements for Named Executive Officers*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 5/5/11 (the “5/5/11 8-K”)

10.53	Changes to Compensation Arrangements for Non-Employee Directors*	Incorporated by reference to the 5/5/11 8-K

10.54	Home Properties, Inc. Incentive Compensation Plan*	Incorporated by reference to the 5/5/11 8-K

10.55	Home Properties, Inc. 2011 Stock Benefit Plan*	Incorporated by reference to the Home Properties Registration Statement on Form S-8, File No. 333-173947 filed on 5/5/11 (the “5/5/11 S-8”)

10.56	Form of Employee Incentive Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8

10.57	Form of Director Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8

10.58	Form of Employee Non-Qualified Stock Option Certificate*	Incorporated by reference to the 5/5/11 S-8

10.59	Form of Director Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8

10.60	Form of Employee Restricted Stock Certificate*	Incorporated by reference to the 5/5/11 S-8

10.61	Underwriting Agreement, dated September 20, 2011 between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 9/20/11

10.62	Nonqualified Voluntary Deferred Compensation Plan*	Incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 9/30/11 (the “9/30/11 10-Q”)

10.63	Amendment Number Two to Deferred Bonus Plan*	Incorporated by reference to the 9/30/11 10-Q

10.64	Amended and Restated Credit Agreement	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/13/11 (the “12/13/11 8-K”)

10.65	Amended and Restated Guaranty	Incorporated by reference to the 12/13/11 8-K

10.66	Note Purchase Agreement relating to Series A and Series B Senior Guaranteed Notes	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 12/20/11 (the “12/20/11 8-K”)

10.67	Affiliate Guaranty	Incorporated by reference to the 12/20/11 8-K

Exhibit Number	Exhibit	Location

10.68	2012 Restricted Stock Unit Master Agreement*	Incorporated by reference to the Form 8-K filed by Home Properties, Inc. on 2/9/12

11	Computation of Per Share Earnings Schedule	Filed herewith

21	List of Subsidiaries of Home Properties, Inc.	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Chief Executive Officer**	Furnished herewith

32.2	Section 906 Certification of Chief Financial Officer**	Furnished herewith

99	Additional Exhibits - Debt Summary Schedule	Filed herewith

101	XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.	Furnished herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
**	These exhibits are not incorporated by reference in any registration statement or report which incorporates this Annual Report on Form 10-K for the year ended December 31, 2011.