Form 10-Q
period 2012-03-31
HOME PROPERTIES INC
filed 2012-05-04
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 27, 2012
$.01 par value	48,661,895

HOME PROPERTIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Real estate:
Land	$721,497	$721,542
Construction in progress	73,313	64,201
Buildings, improvements and equipment	4,296,309	4,256,581

	5,091,119	5,042,324
Less: accumulated depreciation	(1,023,402)	(983,759)

Real estate, net	4,067,717	4,058,565
Cash and cash equivalents	8,676	8,297
Cash in escrows	34,504	32,604
Accounts receivable, net	12,950	12,142
Prepaid expenses	16,417	15,994
Deferred charges	15,556	16,322
Other assets	16,210	9,282

Total assets	$4,172,030	$4,153,206

LIABILITIES AND EQUITY
Mortgage notes payable	$2,222,204	$2,260,836
Unsecured notes payable	400,000	400,000
Unsecured line of credit	65,500	2,500
Accounts payable	21,114	20,953
Accrued interest payable	11,799	10,286
Accrued expenses and other liabilities	25,904	29,474
Security deposits	19,519	19,513

Total liabilities	2,766,040	2,743,562

Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 48,644,295 and 48,321,305 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	486	483
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,562,209	1,545,563
Distributions in excess of accumulated earnings	(408,961)	(392,378)

Total common stockholders’ equity	1,153,734	1,153,668
Noncontrolling interest	252,256	255,976

Total equity	1,405,990	1,409,644

Total liabilities and equity	$4,172,030	$4,153,206

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands, except per share data)

(Unaudited)

	2012	2011
Revenues:
Rental income	$145,194	$127,421
Property other income	15,114	13,924
Other income	10	53

Total revenues	160,318	141,398

Expenses:
Operating and maintenance	61,271	58,279
General and administrative	8,312	6,236
Interest	31,526	33,031
Depreciation and amortization	40,405	34,479
Other expenses	18	10

Total expenses	141,532	132,035

Net income	18,786	9,363
Net income attributable to noncontrolling interest	(3,398)	(2,139)

Net income attributable to common stockholders	$15,388	$7,224

Basic earnings per share:
Net income attributable to common stockholders	$0.32	$0.19

Diluted earnings per share:
Net income attributable to common stockholders	$0.31	$0.19

Weighted average number of shares outstanding:
Basic	48,334,479	38,004,185

Diluted	49,013,024	38,659,836

Dividends declared per share	$0.66	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

(Unaudited)

				Distributions
			Additional	in Excess of	Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, January 1, 2011	37,949,229	$379	$1,047,325	$(326,811)	$214,241	$935,134
Net income	—	—	—	37,856	9,808	47,664
Issuance of common stock, net	3,881,833	39	216,564	—	—	216,603
Issuance of common stock through public offering, net	6,000,000	60	336,700	—	—	336,760
Stock-based compensation	21,457	—	10,105	—	—	10,105
Repurchase of common stock	(96,723)	(1)	(5,769)	—	—	(5,770)
Conversion of UPREIT Units for common stock	565,509	6	11,393	—	(11,399)	0
Adjustment of noncontrolling interest	—	—	(70,755)	—	70,755	0
Dividends and distributions paid	—	—	—	(103,423)	(27,429)	(130,852)

Balance, December 31, 2011	48,321,305	$483	$1,545,563	$(392,378)	$255,976	$1,409,644
Net income	—	—	—	15,388	3,398	18,786
Issuance of common stock, net	264,131	2	13,949	—	—	13,951
Stock-based compensation	1,550	—	3,347	—	—	3,347
Repurchase of common stock	(12,102)	—	(711)	—	—	(711)
Conversion of UPREIT Units for common stock	69,411	1	1,653	—	(1,654)	0
Adjustment of noncontrolling interest	—	—	(1,592)	—	1,592	0
Dividends and distributions paid	—	—	—	(31,971)	(7,056)	(39,027)

Balance, March 31, 2012	48,644,295	$486	$1,562,209	$(408,961)	$252,256	$1,405,990

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$18,786	$9,363

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,267	35,489
Amortization of senior note debt discount	—	538
Stock-based compensation	3,347	1,642
Changes in assets and liabilities:
Cash in escrows, net	(1,377)	(1,038)
Other assets	(2,220)	(864)
Accounts payable and accrued liabilities	1,207	(1,594)

Total adjustments	42,224	34,173

Net cash provided by operating activities	61,010	43,536

Cash flows from investing activities:
Deposits for pending purchase of properties	(6,675)	—
Additions to properties	(34,353)	(21,527)
Additions to construction in progress	(17,462)	(8,363)
Additions to predevelopment	(149)	—
Proceeds from notes receivable	—	1,015
Additions to cash in escrows, net	(168)	(366)

Net cash used in investing activities	(58,807)	(29,241)

Cash flows from financing activities:
Proceeds from sale of common stock, net	13,951	51,495
Repurchase of common stock	(711)	(1,206)
Payments of mortgage notes payable	(38,632)	(19,544)
Proceeds from unsecured line of credit	100,000	58,500
Payments on unsecured line of credit	(37,000)	(72,500)
Payments of deferred loan costs, net	(49)	(359)
Additions to cash in escrows, net	(356)	(1)
Dividends and distributions paid	(39,027)	(30,575)

Net cash used in financing activities	(1,824)	(14,190)

Net increase in cash and cash equivalents	379	105
Cash and cash equivalents:
Beginning of year	8,297	10,782

End of period	$8,676	$10,887

Supplemental disclosure:
Interest capitalized	$1,202	$1,426
Supplemental disclosure of non-cash investing and financing activities:
Exchange of UPREIT Units for common stock	1,654	611
Transfers of construction in progress to land and buildings, improvements and equipment	8,375	36,753
Additions to properties and construction in progress included in accounts payable	3,604	1,745

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership. As of March 31, 2012, the Company owned and operated 124 apartment communities with 42,029 apartments.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally is not subject to federal or state income taxation at the corporate level to the extent it distributes annually at least 90% of its REIT taxable income to its shareholders and satisfies certain other requirements. For all periods presented, the Company distributed in excess of 100% of its taxable income; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 82.1% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at March 31, 2012 (81.8% at December 31, 2011). The remaining 17.9% is included as noncontrolling interest in these consolidated financial statements at March 31, 2012 (18.2% at December 31, 2011). The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity. The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner. Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. which is a wholly owned subsidiary of the Company. All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of results which ultimately may be achieved for the full year. These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

2	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for the Company on January 1, 2012. The Company’s adoption of this authoritative guidance did not have any impact on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Both ASU 2011-05 and ASU 2011-12 became effective for the Company on January 1, 2012. The Company’s adoption of this authoritative guidance did not have any impact on its operating results or financial position.

3	NOTES RECEIVABLE

On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction. Both notes were in default. They were purchased at face value plus accrued interest and late fees and were collateralized by real property. One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011. The remaining note, purchased for $418 is collateralized by vacant land. In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of the investment in the note receivable. Interest income, if any, will be recognized on the cost recovery method. As of March 31, 2012, there was no impairment recognized and no interest income recorded on the remaining note. The remaining note receivable of $431 is included in other assets on the consolidated balance sheet as of March 31, 2012.

4	ACQUISITIONS AND DEVELOPMENT

Property Acquisitions

There were no property acquisitions during the three months ended March 31, 2012.

Development

During the first quarter of 2011, the Company started construction on The Apartments at Cobblestone Square, located in Fredericksburg, Virginia, consisting of eight four-story buildings and a refurbished rail depot, for a total of 314 apartment units. As of March 31, 2012, construction of three of the four-story apartment buildings, along with the rail depot renovation and amenities, was complete and 129 apartment units were placed into service. Construction of the other buildings has begun and the entire project is expected to be completed in the first half of 2012. The construction in progress for this development was $26,601 as of March 31, 2012.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4	ACQUISITIONS AND DEVELOPMENT (continued)

Development (continued)

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units. Construction is expected to be completed in 2014 with initial occupancy in the third quarter of 2013. The construction in progress for this development was $32,851 as of March 31, 2012.

During the fourth quarter of 2011, the Company purchased a land parcel located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The 385 apartment unit project, Courts at Spring Mill Station, is on entitled land and construction is expected to begin in the second quarter of 2012. Construction is expected to be completed in 2014 with initial occupancy in the second half of 2013. The construction in progress for this development, consisting mostly of land value, was $13,861 as of March 31, 2012.

Redevelopment

The Company has one project in the redevelopment phase. Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in fifty-two buildings built in 1967. The Company plans to extensively renovate all of the units over the next four years on a building by building basis. As of March 31, 2012, there were five buildings with 93 units under renovation and sixteen buildings with 180 units completed and 171 units occupied.

The Company has one project in the pre-redevelopment phase. Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939. The Company is planning on redeveloping the North parcel consisting of 182 units, which will be renamed Falkland North. The Company is making progress on the design and obtaining the necessary approvals to redevelop this parcel. The cost associated with this project was $4,549 as of March 31, 2012 and is included in other assets.

5	UNSECURED LINE OF CREDIT

On December 9, 2011, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $275,000 revolving credit facility with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option. The Credit Agreement amended the Company’s prior $175,000 facility, which was scheduled to expire on August 31, 2012, not including a one-year extension at the Company’s option. The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants. The Company had $65,500 outstanding under the credit facility as of March 31, 2012. Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. As of March 31, 2012, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio. The Company was in compliance with these financial covenants for the three months ended March 31, 2012.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit. While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available. At March 31, 2012, the Company had outstanding letters of credit of $7,846 and the amount available on the credit facility was $201,654.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

6	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company determined the fair value of its mortgage notes payable, unsecured term loan and unsecured line of credit facility using a discounted future cash flow technique that incorporates a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by the authoritative guidance). In determining the market interest yield curve, the Company considered its BBB credit rating. The Company based the fair value of its unsecured senior notes using market prices (a level 1 input, as defined by the authoritative guidance).

At March 31, 2012 and December 31, 2011, the fair value of the Company’s total debt, including the unsecured term loan, unsecured senior notes and unsecured line of credit, amounted to a liability of $2,826,313 and $2,826,006, respectively, compared to its carrying amount of $2,687,704 and $2,663,336, respectively.

7	STOCKHOLDERS’ EQUITY

At-The-Market Equity Offering Program

On September 17, 2010, the Company initiated an At-The-Market (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. There were no shares issued from this program during 2010 or during the fourth quarter of 2011. The following summarizes issuances of common stock from this program since inception through March 31, 2012:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65
Third quarter 2011	877,400	56,542	55,273	64.44
First quarter 2012	188,393	11,156	10,897	59.22

Total	3,392,500	$205,324	$201,041	$60.52

The remaining shares available under this ATM program were 207,500 as of March 31, 2012.

Dividends and Distributions

On February 28, 2012, the Company paid a dividend in the amount of $0.66 per share of common stock to stockholders and a distribution of $0.66 per UPREIT Unit to unitholders of record as of the close of business on February 16, 2012.

Stock-based Compensation

In November 2011, the Company’s Board of Directors approved a multiyear performance-based equity plan (“the 2012 Performance Plan”). The 2012 Performance Plan is governed by the 2011 Stock Benefit Plan. On February 14, 2012, awards in connection with the 2012 Performance Plan, with an estimated fair value of $4,084, were granted to executive officers of the Company. Awards are in the form of restricted stock units with a service condition and market conditions. The measurement period for the 2012 Performance Plan began on January 1, 2012 and will end on December 31, 2014. Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards which substantially vest during the measurement period, taking into account retirement eligibility. During the three months ended March 31, 2012, the Company recognized stock-based compensation expense of $2,176 for the 2012 Performance Plan.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7	STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options (using the treasury stock method) and the conversion of any exchangeable senior notes (through December 21, 2011). The exchange of an UPREIT Unit for a share of common stock has no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months
	2012	2011
Numerator:
Net income	$18,786	$9,363
Less: Net income attributable to noncontrolling interest	(3,398)	(2,139)

Net income attributable to common stockholders	$15,388	$7,224

Denominator:
Basic weighted average number of common shares outstanding	48,334,479	38,004,185
Effect of dilutive stock options	552,491	527,750
Effect of restricted shares and restricted stock units	126,054	127,901

Diluted weighted average number of common shares outstanding	49,013,024	38,659,836

Earnings per common share:
Basic earnings per share:
Net income attributable to common stockholders	$0.32	$0.19

Diluted earnings per share:
Net income attributable to common stockholders	$0.31	$0.19

Unexercised stock options to purchase 172,810 and 445,511 shares of the Company’s common stock were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s stock during the three months ended March 31, 2012 and 2011, respectively. In conjunction with the issuance of the exchangeable senior notes, there were 331,257 potential shares issuable under certain circumstances, none of which were considered dilutive as of March 31, 2011.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8	SEGMENT REPORTING

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

Core properties consist of apartment communities which have been owned more than one full calendar year. Therefore, the Core properties represent communities owned as of January 1, 2011. Non-core properties consist of apartment communities acquired, developed or redeveloped during 2011 and 2012, such that comparable operating results are not available.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income. Net operating income is defined as total revenues less operating and maintenance expenses. The accounting policies of the segments are the same as those described in Notes 1, 2 and 3 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2011.

The revenues and net operating income for each of the reportable segments are summarized as follows for the three months ended March 31, 2012 and 2011:

	Three Months
	2012	2011
Revenues
Apartments owned
Core properties	$142,992	$136,640
Non-core properties	17,316	4,705
Reconciling items	10	53

Total revenues	$160,318	$141,398

Net operating income
Apartments owned
Core properties	$88,064	$80,117
Non-core properties	10,973	2,949
Reconciling items	10	53

Net operating income, including reconciling items	99,047	83,119
General and administrative expenses	(8,312)	(6,236)
Interest expense	(31,526)	(33,031)
Depreciation and amortization	(40,405)	(34,479)
Other expenses	(18)	(10)

Income from continuing operations	$18,786	$9,363

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8	SEGMENT REPORTING (continued)

The assets for each of the reportable segments are summarized as follows as of March 31, 2012 and December 31, 2011:

Assets	2012	2011
Apartments owned
Core properties	$3,275,198	$3,285,218
Non-core properties	792,519	773,347
Reconciling items	104,313	94,641

Total assets	$4,172,030	$4,153,206

9	COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of March 31, 2012, the Company had issued $7,846 in letters of credit, which were provided under the Company’s Credit Agreement. The letters of credit were required to be issued under certain tax escrow agreements, workers’ compensation and health insurance policies, and construction projects.

Debt Covenants

The unsecured notes payable agreements and Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios. The Company was in compliance with these financial covenants for the three months ended March 31, 2012.

Included in the Company’s consolidated balance sheet at March 31, 2012 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired. In addition, the Company is restricted in its ability to sell certain contributed properties (10% of the owned portfolio at March 31, 2012) for a contract period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange. The remaining terms on the sale restrictions range from 6 months to 5.25 years.

Limited Partnership

The Company has a secondary guarantee for certain low income housing tax credits to limited partners in an affordable property limited partnership in which it previously held an interest. The guarantee for approximately $3,000 extends through the calendar year 2015. As of March 31, 2012, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9	COMMITMENTS AND CONTINGENCIES (continued)

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

10	SUBSEQUENT EVENTS

On May 1, 2012, the Board of Directors declared a dividend of $0.66 per share on the Company’s common stock and approved a distribution of $0.66 per UPREIT Unit for the quarter ended March 31, 2012. The dividend and distribution is payable May 25, 2012, to stockholders and unitholders of record on May 15, 2012.

HOME PROPERTIES, INC.

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc. The rating in effect at March 31, 2012 is a corporate credit rating of “BBB” (Triple B).

Cash Flow Summary

The Company’s net cash flow from operating activities was $61 million in the first three months of 2012 compared to $44 million in the first three months of 2011. The $17 million increase was primarily due to more profitable operations and the full period impact of properties acquired during 2011, as more fully described in the results of operations section below.

Liquidity and Capital Resources (continued)

Cash used in investing activities was $59 million during 2012 compared to $29 million in 2011. Cash outflows for capital improvements were $34 million in 2012 compared to $22 million in 2011. The increased investment in 2012 reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases. In addition, mild weather conditions during the first three months of 2012 made it possible to complete landscaping and roofing projects that typically would be completed later in the year. Cash outflows for additions to construction in progress were $17 million in 2012 as compared to $8 million in 2011. The increased spending on development in 2012 reflects the active construction of two communities in 2012 compared to one major project and the commencement of one new development during 2011. Additionally, there were $7 million in deposits for the pending purchase of properties in 2012.

Net cash used in financing activities totaled $2 million in 2012. Cash flows from the sale of common stock under the ATM offering of $11 million and proceeds from stock option exercises of $3 million combined with line of credit proceeds of $63 million during the period were used for net paydown of mortgages of $39 million, and dividends and distributions of $39 million. Net cash used in financing activities totaled $14 million in 2011. Cash flows from net proceeds of the ATM common stock offering of $47 million and proceeds from stock option exercises of $4 million were used for net paydown of mortgages of $20 million, net paydown on the line of credit of $14 million and dividends and distributions of $31 million.

Unsecured Line of Credit

As of March 31, 2012, the Company had a $275 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option. The Company had $65.5 million outstanding under the credit facility as of March 31, 2012. The line of credit agreement provides the ability to issue up to $20 million in letters of credit. While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available. At March 31, 2012, the Company had outstanding letters of credit of $7.8 million resulting in the amount available on the credit facility of $202 million. Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. As of March 31, 2012, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

Unsecured Term Loan

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders. The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off $135 million principal amount of exchangeable senior notes, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio. As of March 31, 2012, based on the Company’s leverage ratio, the LIBOR margin was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company. The loan has covenants that align with the unsecured line of credit facility.

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

Liquidity and Capital Resources (continued)

Exchangeable Senior Notes

On November 1, 2011, the Company repurchased at face value $135 million principal amount of exchangeable senior notes (“Senior Notes”), plus accrued interest of $2.8 million, that were presented by the holders for repurchase in accordance with the October 2006 Senior Notes Indenture Agreement (the “Indenture”). On December 21, 2011 the remaining outstanding balance of $5 million principal amount of the Senior Notes was repurchased by the Company at face value plus accrued interest at the Company’s option in accordance with the Indenture. There were no outstanding Senior Notes as of December 31, 2011.

Indebtedness

As of March 31, 2012, the weighted average interest rate on the Company’s total indebtedness of $2.7 billion was 4.66% with staggered maturities averaging approximately six years. Approximately 81% of total indebtedness is at fixed rates. This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The Company increased the percentage of unencumbered assets of the total property pool from 33% at the end of 2011, to 35% as of March 31, 2012. Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and for the issuance of additional unsecured senior notes. It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2011 and continuing through March 31, 2012, there were no UPREIT Units issued for property acquisitions.

Universal Shelf Registration

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities. The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC. Sales of common stock under the Company’s ATM equity offering, as described below, were made under this registration statement.

At-the-Market Equity Offering Program

On September 17, 2010, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it is authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions. During 2011, the Company issued 3,204,107 shares of common stock at an average price per share of $60.60, for aggregate gross proceeds of $194.2 million and aggregate net proceeds of $190.1 million after deducting commissions and other transaction costs of approximately $4.1 million. During the first quarter of 2012, the Company issued 188,393 shares of common stock at an average price per share of $59.22, for aggregate gross proceeds of $11.2 million and aggregate net proceeds of $10.9 million after deducting commissions and other transaction costs of approximately $0.3 million. The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

Liquidity and Capital Resources (continued)

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”)

The Company’s DRIP provides the stockholders of the Company an opportunity to automatically invest their cash dividends in additional shares of common stock. In addition, eligible participants may make monthly payments or other voluntary cash investments in shares of common stock. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during 2011 or 2012. The Company meets share demand under the DRIP through stock repurchases by the transfer agent in the open market on the Company’s behalf or new stock issuances. Management monitors the relationship between the Company’s stock price and its estimated net asset value (“NAV”). During times when the difference between these two values is small, resulting in little dilution of NAV by common stock issuances, the Company can choose to issue new shares. At times when the gap between NAV and stock price is greater, the Company has the flexibility to satisfy the demand for DRIP shares with stock repurchased by the transfer agent in the open market.

Stock Repurchase Program

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its common stock or UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a target stock price or a specific timetable for repurchase. There were no repurchases under the Company Program during 2011 and through March 31, 2012. The remaining authorization level as of March 31, 2012 is 2,291,160 shares and UPREIT Units, collectively. The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and redevelopment of owned properties and development of new properties.

Property Development

Current development projects

During the first quarter of 2011, the Company started construction on The Apartments at Cobblestone Square, a project located in Fredericksburg, Virginia, consisting of eight four-story buildings and a refurbished rail depot, for a total of 314 apartment units. Construction of three of the four-story apartment buildings, along with the rail depot renovation and amenities, was complete as of March 31, 2012. Initial occupancy commenced in the fourth quarter of 2011. As of March 31, 2012, there were 95 units occupied and 60 units preleased. Construction of the other buildings has begun and the entire project is expected to be completed in the first half of 2012 for a total cost of $49 million.

Eleven55 Ripley, a 379-unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland. Construction commenced in the fourth quarter of 2011, and is expected to continue through 2014 with initial occupancy in the third quarter of 2013 for a total projected cost of $111 million.

Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, is on entitled land which the Company purchased in the fourth quarter of 2011 and plans to develop a combination donut/podium style project with 385 units. The contract for the land acquisition was $11 million. Construction is expected to begin in the second quarter of 2012 and is expected to continue through 2014 with initial occupancy in the second half of 2013 for a total projected cost of $89 million.

Property Development (continued)

Redevelopment

Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in fifty-two buildings built in 1967. The Company is part way through a four-year project to extensively renovate all of the apartment units on a building by building basis. As of March 31, 2012, there were five buildings with 93 units under renovation and sixteen buildings with 180 units completed and 171 units occupied. Rents in the renovated units averaged $1,690 during the first quarter of 2012, compared to $1,380 for the existing non-renovated units.

Pre-redevelopment

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

Land under contract

The Company also has land under contract in Fairfax County, Virginia (Westpark Tysons). This project involves an entitled land parcel on which the Company is working with the seller to process a rezoning application for development of a podium style project with a total of approximately 600 wood-framed mid-rise and concrete high-rise units. Closing will occur after the seller obtains final zoning approval for the project. Construction may begin as early as the first half of 2014 with a total projected cost of $205 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes. The Company’s line of credit matures in December 2015 (not including a one-year extension at the option of the Company), and had $65.5 million in loans and letters of credit totaling $7.8 million outstanding at March 31, 2012. The $400 million in unsecured notes have maturities ranging from five to ten years. The $2.2 billion in mortgage notes payable have varying maturities ranging from 3 months to 22 years. The weighted average interest rate of the Company’s secured debt was 5.10% at March 31, 2012. The weighted average rate of interest on the Company’s total indebtedness of $2.7 billion at March 31, 2012 was 4.66%.

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

The Company estimates, that on an annual basis, $848 and $800 per unit is spent on recurring capital expenditures in 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, approximately $212 and $200 per unit, respectively, was spent on recurring capital expenditures.

The table below summarizes the actual total capital improvements incurred by major categories for the three months ended March 31, 2012 and 2011 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three months ended March 31, 2012 as follows:

	For the three months ended March 31,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$172	$4	$172	$4	$197	$5
Major building improvements	1,320	33	1,813	45	3,133	78	3,102	82
Roof replacements	376	9	63	2	439	11	200	5
Site improvements	609	15	1,880	46	2,489	61	1,210	32
Apartment upgrades	1,270	31	10,424	257	11,694	288	6,472	171
Appliances	1,828	45	68	2	1,896	47	1,168	31
Carpeting/flooring	2,214	55	1,118	28	3,332	83	2,356	62
HVAC/mechanicals	792	19	2,367	58	3,159	77	1,732	46
Miscellaneous	203	5	1,071	26	1,274	31	1,235	33

Totals	$8,612	$212	$18,976	$468	$27,588	$680	$17,672	$467

(a)

Calculated using the weighted average number of units owned, including 37,811 core units and 2011 acquisition units of 2,817 for the three months ended March 31, 2012; and 37,811 core units for the three months ended March 31, 2011.

Capital Improvements (continued)

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended March 31,
	2012						2011
	Recurring Cap Ex	Per Unit(a)	Non- Recurring Cap Ex	Per Unit(a)	Total Capital Improvements	Per Unit(a)	Total Capital Improvements	Per Unit(a)
Core Communities	$8,015	$212	$16,204	$429	$24,219	$641	$17,672	$467
2011 Acquisition Communities	597	212	2,772	984	3,369	1,196	—	—

Sub-total	8,612	212	18,976	468	27,588	680	17,672	467
Corporate office expenditures(b)	—	—	—	—	798	—	678	—

Totals	$8,612	$212	$18,976	$468	$28,386	$680	$18,350	$467

(a)

Calculated using the weighted average number of units owned, including 37,811 core units, 2011 acquisition units of 2,817 for the three months ended March 31, 2012; and 37,811 core units for the three months ended March 31, 2012.

(b)

No distinction is made between recurring and non-recurring expenditures for corporate office. Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.

Results of Operations (dollars in thousands, except unit and per unit data)

Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities. In addition, the apartment communities are valued and sold in the market by using a multiple of NOI. The Company uses this measure to compare its performance to that of its peer group. For a reconciliation of NOI to income from continuing operations, please refer to Note 8 to the consolidated financial statements of this Form 10-Q.

Summary of Core Properties

The Company had 113 apartment communities with 37,811 units which were owned during the three months ended March 31, 2012 and 2011 (the “Core Properties”). The Company has one property with 851 units undergoing significant renovations that began in 2011 and, therefore, the operating results for 2012 are not comparable to 2011 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”). The Company, therefore, has reclassified the operating results of the Redevelopment Property from Core Properties for all periods presented. The Company acquired eight apartment communities with 2,817 units, placed into service another 270 units at two development communities during 2011, and placed into service another 78 units at one development community during 2012 (the “Acquisition Communities”). The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three month period ended March 31, 2012 as compared to the operating results for the three month period ended March 31, 2011.

Results of Operations (continued)

A summary of the net operating income for Core Properties for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months
	2012	2011	$ Change	% Change
Rent	$129,372	$123,097	$6,275	5.1%
Utility recovery revenue	6,921	7,888	(967)	(12.3%)

Rent including recoveries	136,293	130,985	5,308	4.1%
Property other income	6,699	5,655	1,044	18.5%

Total revenue	142,992	136,640	6,352	4.6%
Operating and maintenance	(54,928)	(56,523)	1,595	2.8%

Net operating income	$88,064	$80,117	$7,947	9.9%

A summary of the net operating income for the Company as a whole for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months
	2012	2011	$ Change	% Change
Rent	$145,194	$127,421	$17,773	13.9%
Utility recovery revenue	7,663	8,057	(394)	(4.9%)

Rent including recoveries	152,857	135,478	17,379	12.8%
Property other income	7,451	5,867	1,584	27.0%

Total revenue	160,308	141,345	18,963	13.4%
Operating and maintenance	(61,271)	(58,279)	(2,992)	(5.1%)

Net operating income	$99,037	$83,066	$15,971	19.2%

Comparison of three months ended March 31, 2012 to the same period in 2011

Of the $17,773 increase in rental income, $11,831 is attributable to the Acquisition Communities, partially offset by a $295 decrease of the Redevelopment Property. The balance, an increase of $6,275, relates to a 5.1% increase from the Core Properties as the result of an increase of 4.8% in weighted average rental rates from $1,152 to $1,207 per apartment unit, and by a 0.3% increase in economic occupancy from 94.2% to 94.5%. Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income. Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents. Of the $394 decrease in utility recovery revenue, $967 is attributable to the Core Properties and $36 is attributable to the Redevelopment Property, which amounts were offset by a $609 increase attributable to the Acquisition Communities. The lower Core Properties utility recovery revenue is a direct result of lower energy consumption due to unseasonably warm weather experienced during the 2012 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $1,584. Of this increase, $540 is attributable to the Acquisition Communities and Redevelopment Property, and $1,044 is attributable to the Core Properties. The increase in Core Properties is due to higher cable revenue experienced in the 2012 period as a result of enhanced contracts with cable providers which offer services in addition to the basic cable offering in the 2011 period.

Results of Operations (continued)

Of the $2,992 increase in operating and maintenance expenses, $4,602 is attributable to the Acquisition Communities, which amount was partially offset by a $1,595 decrease attributable to the Core Properties and a $15 decrease attributable to the Redevelopment Property. The decrease in Core Properties is primarily due to decreases in natural gas heating, personnel and snow removal costs, which was partially offset by higher real estate taxes and property insurance costs. Natural gas heating costs were down $1,742, or 22.8% from a year ago due to a combination of lower commodity rates and substantially lower consumption due to our markets experiencing the warmest first quarter on record. For the first quarter of 2012, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.70 per decatherm, compared to $9.09 per decatherm for the 2011 period, a 4.3% decrease.

Personnel costs were down $521, or 4.1%, primarily due to a combination of minimal overtime for snow related issues and a reduction in workers’ compensation costs which reflects the Company’s ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives.

Real estate taxes were up $494, or 3.9%, primarily due to tax increases being offset by $108 in refunds received in 2012 from successful tax assessment appeals compared to $273 in the 2011 period. After removing the effects of the non-recurring items, real estate taxes were up $329, or 2.5%.

Property insurance increased by $440, or 24.4%, due primarily to a fire at one of the Company’s communities which resulted in a charge of $675 to self-insurance reserves. During the same period of 2011, the charges for self-insurance property losses were $125. The $550 higher current period property loss was partially offset by $87, or 4.8%, through lower insurance premiums and $41, or 8.0%, through lower current period losses for general liability claims.

Snow removal costs were down $1,227, or 83.1% as most of our Mid-Atlantic regions experienced the mildest winter on record.

General and administrative expenses increased in 2012 by $2,076, or 33.3%. General and administrative expenses as a percentage of total revenues were 5.2% for 2012 as compared to 4.4% for 2011. Both the dollar and percentage increases are due to the timing of equity grants in 2012 for executive officers which occurred in February in 2012 compared to May in 2011.

Interest expense decreased by $1,505, or 4.6%, in 2012 primarily as a result of paying off $149,000 in maturing loans on several Core Properties over the past year and the redemption of the $140,000 Senior Notes. In addition, all 2011 Acquisition Communities were acquired without secured mortgage debt. These decreases were partially offset by $400,000 of unsecured term loans and unsecured senior notes at a lower average interest rate than the Senior Notes.

Depreciation and amortization expense increased $5,926, or 17.2%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties.

Other expenses of $18 in 2012 and $10 in 2011 are property acquisition costs from the Acquisition Communities.

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

The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three months ended March 31, 2012 and 2011 are presented below (in thousands):

	Three Months
	2012	2011
Net income attributable to common stockholders	$15,388	$7,224
Real property depreciation and amortization	39,658	33,815
Noncontrolling interest	3,398	2,139

FFO – Basic and Diluted, as defined by NAREIT	$58,444	$43,178

Weighted average common shares/units outstanding (1):
Basic	59,037.5	49,292.6

Diluted	59,716.1	49,948.2

(1)	Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock. Diluted includes additional common stock equivalents.

All REITs may not be using the same definition for FFO. Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

The unsecured notes payable agreements and Credit Agreement provide for the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for all periods presented. The unsecured line of credit has not been used for long-term financing but adds a certain amount of flexibility, especially in meeting the Company’s acquisition goals. Many times it is easier to temporarily finance an acquisition, development or stock repurchases by short-term use of the line of credit, with long-term secured financing or other sources of capital replenishing the line of credit availability.

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

Throughout 2008, 2009, 2010 and continuing into 2011, the sub-prime mortgage-lending issue put significant pressure on the mortgage lending industry. This led to problems in the financial system which developed into the worst recession since the Great Depression. The credit markets tightened, consumer confidence plunged and unemployment soared. Despite the general credit crises, the Company has continued to receive favorable financing at market rates of interest. Its average physical occupancy at 95.0% in 2008, 94.9% in 2009, 95.2% in 2010 and 95.5% in 2011 and for the first three months of 2012 was the highest it has been since 2000 and financial performance continued strong. The economy has experienced a slight recovery in 2010 and 2011 with increasing job gains. Any reversion back to job losses would typically slow household formations which could affect occupancy and decrease the Company’s ability to raise rents. In light of this, we will continue to review our business strategy throughout the year.

Dividends and Distributions

On May 1, 2012, the Board of Directors declared a dividend of $0.66 per share on the Company’s common stock and approved a distribution of $0.66 per UPREIT Unit for the quarter ended March 31, 2012. This is the equivalent of an annual dividend/distribution of $2.64 per share/unit. The dividend and distribution is payable May 25, 2012, to stockholders and unitholders of record on May 15, 2012.

Contingencies

The Company is not a party to any legal proceedings which are expected to have a material adverse effect on the Company’s liquidity, financial position or results of operations. The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by general liability and property insurance. Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Recently Adopted and Recently Issued Accounting Standards

Disclosure of recently adopted and recently issued accounting standards is incorporated herein by reference to the discussion under Part I, Item 1, Notes to the Consolidated Financial Statements, Note 2.

HOME PROPERTIES, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the officers who certify the Company’s financial reports and to the other members of senior management and the Board.

The principal executive officer and principal financial officer evaluated, as of March 31, 2012, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of the year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2011. There have been no material changes in these risk factors during the three months ended March 31, 2012 and through the date of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In 1997, the Company’s Board of Directors (the “Board”) approved a stock repurchase program under which the Company may repurchase shares of its outstanding common stock and UPREIT Units (“Company Program”). The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management. The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase. At March 31, 2012, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program and during the three months ended March 31, 2012, the Company did not repurchase any shares under the Company Program.

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

During the quarter ended March 31, 2012, and as permitted by the Company’s Stock Benefit Plan, 3,559 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise. These shares were returned to the status of authorized but unissued shares.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended March 31, 2012:

Period	Total shares/units purchased	Average price per share/unit	Maximum shares/units available under the Company Program
Balance January 1, 2012:			2,291,160
January 2012	—	$—	2,291,160
February 2012	—	—	2,291,160
March 2012	3,559	59.97	2,291,160

Balance March 31, 2012:	3,559	$59.97	2,291,160

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Home Properties, Inc. 2011 Stock Benefit Plan 2012 Restricted Stock Unit Master Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Company on February 9, 2012)***

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101	XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. **

*	Filed herewith
**	Furnished herewith
***	Management contract for compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	May 4, 2012

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	May 4, 2012

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer