Form 10-Q
period 2012-06-30
HOME PROPERTIES INC
filed 2012-08-03
CIK 923118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 23, 2012
$.01 par value	49,896,153

HOME PROPERTIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Real estate:
Land	$790,008	$721,542
Construction in progress	77,864	64,201
Buildings, improvements and equipment	4,575,953	4,256,581
	5,443,825	5,042,324
Less: accumulated depreciation	(1,064,446)	(983,759)
Real estate, net	4,379,379	4,058,565
Cash and cash equivalents	10,499	8,297
Cash in escrows	36,014	32,604
Accounts receivable, net	11,871	12,142
Prepaid expenses	13,138	15,994
Deferred charges	14,964	16,322
Other assets	11,182	9,282

Total assets	$4,477,047	$4,153,206

LIABILITIES AND EQUITY
Mortgage notes payable	$2,217,361	$2,260,836
Unsecured notes payable	550,000	400,000
Unsecured line of credit	175,000	2,500
Accounts payable	24,615	20,953
Accrued interest payable	9,951	10,286
Accrued expenses and other liabilities	31,720	29,474
Security deposits	20,176	19,513
Total liabilities	3,028,823	2,743,562
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 49,819,475 and 48,321,305 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	498	483
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,621,222	1,545,563
Distributions in excess of accumulated earnings	(427,627)	(392,378)
Total common stockholders’ equity	1,194,093	1,153,668
Noncontrolling interest	254,131	255,976
Total equity	1,448,224	1,409,644

Total liabilities and equity	$4,477,047	$4,153,206

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(Unaudited)

	2012	2011
Revenues:
Rental income	$150,026	$129,764
Property other income	12,313	10,906
Other income	21	17
Total revenues	162,360	140,687

Expenses:
Operating and maintenance	58,727	53,721
General and administrative	11,037	8,826
Interest	31,528	32,800
Depreciation and amortization	41,671	34,735
Other expenses	2,693	99
Total expenses	145,656	130,181
Net income	16,704	10,506
Net income attributable to noncontrolling interest	(2,977)	(2,311)

Net income attributable to common stockholders	$13,727	$8,195

Basic earnings per share:
Net income attributable to common stockholders	$0.28	$0.21

Diluted earnings per share:
Net income attributable to common stockholders	$0.28	$0.20

Weighted average number of shares outstanding:
Basic	49,026,424	39,479,163
Diluted	49,678,745	40,230,430

Dividends declared per share	$0.66	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(Unaudited)

	2012	2011
Revenues:
Rental income	$295,220	$257,185
Property other income	27,427	24,830
Other income	31	70
Total revenues	322,678	282,085

Expenses:
Operating and maintenance	119,999	112,000
General and administrative	19,350	15,062
Interest	63,054	65,831
Depreciation and amortization	82,075	69,214
Other expenses	2,710	109
Total expenses	287,188	262,216
Net income	35,490	19,869
Net income attributable to noncontrolling interest	(6,375)	(4,450)

Net income attributable to common stockholders	$29,115	$15,419

Basic earnings per share:
Net income attributable to common stockholders	$0.60	$0.40

Diluted earnings per share:
Net income attributable to common stockholders	$0.59	$0.39

Weighted average number of shares outstanding:
Basic	48,694,439	38,742,875
Diluted	49,327,854	39,407,499

Dividends declared per share	$1.32	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

(Unaudited)

				Distributions
			Additional	in Excess of	Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, January 1, 2011	37,949,229	$379	$1,047,325	$(326,811)	$214,241	$935,134
Net income	—	—	—	37,856	9,808	47,664
Issuance of common stock, net	3,881,833	39	216,564	—	—	216,603
Issuance of common stock through public offering, net	6,000,000	60	336,700	—	—	336,760
Stock-based compensation	21,457	—	10,105	—	—	10,105
Repurchase of common stock	(96,723)	(1)	(5,769)	—	—	(5,770)
Conversion of UPREIT Units for common stock	565,509	6	11,393	—	(11,399)	0
Adjustment of noncontrolling interest	—	—	(70,755)	—	70,755	0
Dividends and distributions paid	—	—	—	(103,423)	(27,429)	(130,852)
Balance, December 31, 2011	48,321,305	$483	$1,545,563	$(392,378)	$255,976	$1,409,644
Net income	—	—	—	29,115	6,375	35,490
Issuance of common stock, net	1,447,073	14	75,423	—	—	75,437
Stock-based compensation	1,550	—	9,311	—	—	9,311
Repurchase of common stock	(51,864)	—	(3,204)	—	—	(3,204)
Conversion of UPREIT Units for common stock	101,411	1	2,409	—	(2,410)	0
Adjustment of noncontrolling interest	—	—	(8,280)	—	8,280	0
Dividends and distributions paid	—	—	—	(64,364)	(14,090)	(78,454)
Balance, June 30, 2012	49,819,475	$498	$1,621,222	$(427,627)	$254,131	$1,448,224

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$35,490	$19,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,751	71,201
Amortization of senior note debt discount	—	1,087
Stock-based compensation	9,311	6,233
Changes in assets and liabilities:
Cash in escrows, net	(2,974)	(3,047)
Other assets	495	994
Accounts payable and accrued liabilities	6,662	(3,649)
Total adjustments	97,245	72,819
Net cash provided by operating activities	132,735	92,688

Cash flows from investing activities:
Purchase of properties, net of mortgage notes assumed	(289,759)	(6,968)
Additions to properties	(75,061)	(48,729)
Additions to construction in progress	(30,159)	(16,444)
Additions to predevelopment	(366)	(291)
Proceeds from notes receivable	—	1,015
Additions to cash in escrows, net	(80)	(356)
Net cash used in investing activities	(395,425)	(71,773)

Cash flows from financing activities:
Proceeds from sale of common stock, net	75,437	152,324
Repurchase of common stock	(3,204)	(4,334)
Payments of mortgage notes payable	(50,759)	(28,431)
Proceeds from unsecured notes payable	150,000	—
Proceeds from unsecured line of credit	331,000	126,000
Payments on unsecured line of credit	(158,500)	(182,500)
Payments of deferred loan costs, net	(272)	(366)
Additions to cash in escrows, net	(356)	(2)
Dividends and distributions paid	(78,454)	(61,925)
Net cash provided by financing activities	264,892	766

Net increase in cash and cash equivalents	2,202	21,681
Cash and cash equivalents:
Beginning of year	8,297	10,782
End of period	$10,499	$32,463

Supplemental disclosure:
Interest capitalized	$2,288	$2,852
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan assumed associated with property acquisition	7,284	—
Exchange of UPREIT Units for common stock	2,410	4,009
Transfers of construction in progress to land and buildings, improvements and equipment	16,497	41,228
Additions to properties and construction in progress included in accounts payable	6,036	4,755

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of June 30, 2012, the Company owned and operated 127 apartment communities with 44,232 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 82.5% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at June 30, 2012 (81.8% at December 31, 2011).  The remaining 17.5% is included as noncontrolling interest in these consolidated financial statements at June 30, 2012 (18.2% at December 31, 2011).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

The accompanying consolidated financial statements include the accounts of Home Properties Resident Services, Inc. which is a wholly owned subsidiary of the Company.  All significant inter-company balances and transactions have been eliminated in these consolidated financial statements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain disclosures that would accompany annual financial statements prepared in accordance with GAAP are omitted.  The year-end December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the consolidated financial statements for the interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of results which ultimately may be achieved for the full year.  These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

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

3         NOTES RECEIVABLE

On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction.  Both notes were in default.  They were purchased at face value plus accrued interest and late fees and were collateralized by real property.  One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011.  The remaining note, purchased for $418 is collateralized by vacant land.  In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of the investment in the note receivable.  Interest income, if any, will be recognized on the cost recovery method.  As of June 30, 2012, there was no impairment recognized and no interest income recorded on the remaining note.  The remaining note receivable of $433 is included in other assets on the consolidated balance sheet as of June 30, 2012.

4         ACQUISITIONS AND DEVELOPMENT

Property Acquisitions

On May 11, 2012, the Company acquired The Manor East, a 164 unit apartment community located in Leesburg, Virginia.  The total purchase price of $16,200 included the assumption of an existing $6,702 fixed rate mortgage at an interest rate of 5.69% and an April 1, 2016 maturity date (fair market value of $7,284) with the balance paid in cash.  In connection with this acquisition, closing costs of approximately $91 were incurred and are included in other expenses for the second quarter of 2012.

On May 17, 2012, the Company acquired Woodway at Trinity Centre, a 504 unit apartment community located in Centreville, Virginia for a total purchase price of $96,000.  In connection with this acquisition, closing costs of approximately $422 were incurred and are included in other expenses for the second quarter of 2012.

On June 28, 2012, the Company acquired Howard Crossing, a 1,350 unit apartment community located in Ellicott City, Maryland for a total purchase price of $186,000.  In connection with this acquisition, closing costs of approximately $2,171 were incurred and are included in other expenses for the second quarter of 2012.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4         ACQUISITIONS AND DEVELOPMENT (continued)

Development

During the first quarter of 2011, the Company started construction on The Apartments at Cobblestone Square, located in Fredericksburg, Virginia, consisting of eight four-story buildings and a refurbished rail depot, for a total of 314 apartment units.  As of June 30, 2012, construction of all eight of the four-story apartment buildings, along with the rail depot renovation and amenities, was nearing substantial completion.  The entire project is expected to be completed in the third quarter of 2012.  The construction in progress for this development was $24,354 as of June 30, 2012.

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Construction is expected to be completed in 2014 with initial occupancy in the third quarter of 2013.  The construction in progress for this development was $39,142 as of June 30, 2012.

During the second quarter of 2012, the Company started construction on Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The mid-rise project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the fourth quarter of 2013.  The construction in progress for this development was $14,368 as of June 30, 2012.

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of June 30, 2012, there were five buildings with 79 units under renovation and eighteen buildings with 228 units completed and 220 units occupied.  As of June 30, 2012, the Company has incurred costs of $9,199 for the renovation and is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2014.

The Company has one project in the pre-redevelopment phase.  Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939.  The Company has obtained the necessary approvals to redevelop the North parcel consisting of 182 units, which will be renamed Falkland North and consist of approximately 1,100 units.  The cost associated with this project was $4,735 as of June 30, 2012 and is included in other assets.

5         UNSECURED NOTES PAYABLE

Unsecured Term Loan

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.  The loan has covenants that align with the unsecured line of credit facility.  The Company was in compliance with these financial covenants for the six months ended June 30, 2012.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5         UNSECURED NOTES PAYABLE (continued)

Unsecured Demand Note

On June 27, 2012, the Company entered into a loan agreement with M&T Bank. The note has a maximum principal amount of $100,000 with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.  Proceeds from this demand note were utilized to partially fund the purchase of a 1,350 unit apartment community more fully described in Note 4.  The Company had $100,000 outstanding on the note as of June 30, 2012.

Unsecured Senior Notes

In December 2011, the Company issued $150,000 of unsecured senior notes.  The notes were offered in a private placement in two series: Series A: $90,000 with a seven-year term due December 19, 2018 at a fixed interest rate of 4.46% (“Series A”); and, Series B: $60,000 with a ten-year term due December 19, 2021 at a fixed interest rate of 5.00% (“Series B”).

On June 27, 2012, the Company issued another private placement note in the amount of $50,000 with a seven-year term, a fixed rate of 4.16% and a June 27, 2019 due date.  The proceeds from this note were used to partially fund the purchase of a 1,350 unit apartment community more fully described in Note 4.

The unsecured senior notes are subject to various covenants and maintenance of certain financial ratios.  Although the covenants of the notes do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the notes and the line are identical. The Company was in compliance with these financial covenants for the six months ended June 30, 2012.

6         UNSECURED LINE OF CREDIT

On December 9, 2011, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $275,000 revolving credit facility with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $175,000 facility, which was scheduled to expire on August 31, 2012, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $175,000 outstanding under the credit facility as of June 30, 2012.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for the six months ended June 30, 2012.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2012, the Company had outstanding letters of credit of $7,755 and the amount available on the credit facility was $92,245.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7         FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes.  The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company determined the fair value of its mortgage notes payable, unsecured demand and term loans, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value, and risk profile (level 2 inputs, as defined by the authoritative guidance).  In determining the market interest yield curve, the Company considered its BBB credit rating.

At June 30, 2012 and December 31, 2011, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured demand and term loans, unsecured senior notes and unsecured line of credit, amounted to a liability of $3,120,655 and $2,826,006, respectively, compared to its carrying amount of $2,942,361 and $2,663,336, respectively.

8         STOCKHOLDERS’ EQUITY

At-The-Market Equity Offering Programs

On September 17, 2010, the Company initiated an At-The-Market (“ATM”) equity offering program through which it was authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions.  There were no shares issued from this program during 2010 or during the fourth quarter of 2011.  The following summarizes issuances of common stock from this program since inception through the completion of the program on May 11, 2012:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
First quarter 2011	841,000	$47,524	$46,572	$56.51
Second quarter 2011	1,485,707	90,102	88,299	60.65
Third quarter 2011	877,400	56,542	55,273	64.44
First quarter 2012	188,393	11,156	10,897	59.22
Second quarter 2012	207,500	13,224	12,957	63.73
Total	3,600,000	$218,548	$213,998	$60.71

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4.4 million shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through June 30, 2012:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Second quarter 2012	698,599	$42,528	$41,617	$60.88

The Company issued an additional 22,200 shares of common stock at an average price per share of $61.04, for aggregate gross proceeds of $1,355 with a trade date in June 2012 and a settlement date in July 2012. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $27 were $1,328. The Company includes only share issuances that have settled in the calculation of shares outstanding at June 30, 2012.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8         STOCKHOLDERS’ EQUITY (continued)

Dividends and Distributions

On May 25, 2012, the Company paid a dividend in the amount of $0.66 per share of common stock to stockholders of record and a distribution of $0.66 per UPREIT Unit to unitholders of record as of the close of business on May 15, 2012.

Stock-based Compensation

In November 2011, the Company’s Board of Directors approved a multiyear performance-based equity plan (“the 2012 Performance Plan”).  The 2012 Performance Plan is governed by the 2011 Stock Benefit Plan (“the 2011 Plan”).  On February 14, 2012, awards in connection with the 2012 Performance Plan, with an estimated fair value of $4,084, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and market conditions.  The measurement period for the 2012 Performance Plan began on January 1, 2012 and will end on December 31, 2014.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards which substantially vest during the measurement period, taking into account retirement eligibility.  During the three and six months ended June 30, 2012, the Company recognized stock-based compensation expense of $271 and $2,447, respectively, for the 2012 Performance Plan

On May 8, 2012, the Company granted awards of stock options and restricted stock under the 2011 Plan.  Stock options and restricted stock with an estimated fair value of $1,847 and $6,674, respectively, were granted to eligible employees of the Company and restricted stock with an estimated fair value of $735 was granted to directors.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  During the three months ended June 30, 2012, the Company recognized stock-based compensation expense of $921 and $3,617 related to the May 8, 2012 stock options and restricted stock grants, respectively.

Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income attributable to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation (using the treasury stock method) and the conversion of any exchangeable senior notes (through December 21, 2011).  The exchange of an UPREIT Unit for a share of common stock has no effect on diluted EPS as unitholders and stockholders effectively share equally in the net income of the Operating Partnership.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8         STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share (continued)

The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Numerator:
Net income	$16,704	$10,506	$35,490	$19,869
Less: Net income attributable to noncontrolling interest	(2,977)	(2,311)	(6,375)	(4,450)
Net income attributable to common stockholders	$13,727	$8,195	$29,115	$15,419

Denominator:
Basic weighted average number of common shares outstanding	49,026,424	39,479,163	48,694,439	38,742,875
Effect of dilutive stock options	576,127	669,510	564,309	598,630
Effect of restricted shares and restricted stock units	76,194	81,757	69,106	65,994
Diluted weighted average number of common shares outstanding	49,678,745	40,230,430	49,327,854	39,407,499
Earnings per common share:
Basic earnings per share:
Net income attributable to common stockholders	$0.28	$0.21	$0.60	$0.40
Diluted earnings per share:
Net income attributable to common stockholders	$0.28	$0.20	$0.59	$0.39

Unexercised stock options to purchase 386,609 and 166,810 shares of the Company’s common stock for the three months ended June 30, 2012 and 2011, respectively, and 392,609 and 172,810 shares of the Company’s common stock for the six months ended June 30, 2012 and 2011, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive.  In conjunction with the issuance of the exchangeable senior notes, there were 331,257 potential shares issuable under certain circumstances, none of which were considered dilutive as of June 30, 2011.  In the fourth quarter of 2011, the Company repurchased the exchangeable senior notes.

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

Non-segment revenue to reconcile to total revenue consists of other income.  Non-segment assets to reconcile to total assets consists of cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges and other assets.

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

The revenues and net operating income for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Revenues:
Apartments owned
Core properties	$142,430	$135,872	$285,422	$272,512
Non-core properties	19,909	4,798	37,225	9,503
Reconciling items	21	17	31	70
Total revenues	$162,360	$140,687	$322,678	$282,085
Net operating income:
Apartments owned
Core properties	$90,834	$84,103	$178,898	$164,214
Non-core properties	12,778	2,846	23,750	5,801
Reconciling items	21	17	31	70
Net operating income, including reconciling items	103,633	86,966	202,679	170,085
General and administrative expenses	(11,037)	(8,826)	(19,350)	(15,062)
Interest expense	(31,528)	(32,800)	(63,054)	(65,831)
Depreciation and amortization	(41,671)	(34,735)	(82,075)	(69,214)
Other expenses	(2,693)	(99)	(2,710)	(109)
Income from continuing operations	$16,704	$10,506	$35,490	$19,869

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9         SEGMENT REPORTING (continued)

The assets for each of the reportable segments are summarized as follows as of June 30, 2012 and December 31, 2011:

Assets	2012	2011
Apartments owned
Core properties	$3,275,760	$3,285,218
Non-core properties	1,103,619	773,347
Reconciling items	97,668	94,641
Total assets	$4,477,047	$4,153,206

10       COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of June 30, 2012, the Company had issued $7,755 in letters of credit, which were provided under the Company’s Credit Agreement.  The letters of credit were required to be issued under certain tax escrow agreements, workers’ compensation and health insurance policies, construction projects and deposits towards land under contract.

Debt Covenants

The unsecured notes payable agreements and Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial covenants for all periods presented.

Included in the Company’s consolidated balance sheet at June 30, 2012 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (10% of the owned portfolio at June 30, 2012) for a contract period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 3 months to 5 years.

Limited Partnership

The Company has a secondary guarantee for certain low income housing tax credits to limited partners in an affordable property limited partnership in which it previously held an interest.  The guarantee for approximately $3,000 extends through the calendar year 2015.  As of June 30, 2012, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10       COMMITMENTS AND CONTINGENCIES (continued)

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

11       SUBSEQUENT EVENTS

On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the LIBOR portion of a $250,000 five-year variable rate unsecured term loan, due on December 9, 2016, from a variable rate of LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.

On August 1, 2012, the Board of Directors declared a dividend of $0.66 per share on the Company’s common stock and approved a distribution of $0.66 per UPREIT Unit for the quarter ended June 30, 2012.  The dividend and distribution is payable August 24, 2012, to stockholders and unitholders of record on August 14, 2012.

HOME PROPERTIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This discussion contains forward-looking statements.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.  The Company considers portions of the information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Some examples of forward-looking statements include statements related to acquisitions (including any related pro forma financial information), future capital expenditures, potential development and redevelopment opportunities, projected costs and rental rates for development and redevelopment projects, financing sources and availability, and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  Factors that may cause actual results to differ include general economic and local real estate conditions, the weather and other conditions that might affect operating expenses, the timely completion of repositioning activities and development within anticipated budgets, the actual pace of future development, acquisitions and sales, and continued access to capital to fund growth.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact should be considered to be forward-looking statements.  Some of the words used to identify forward-looking statements include “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, “intends”, and any other similar expressions.  Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

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

To the extent that the Company does not satisfy its short-term liquidity requirements through net cash flows provided by operating activities and its existing bank line of credit, it intends to satisfy such requirements through proceeds from the sale of properties, from the issuance of unsecured senior notes and from the issuance of its common stock through its equity offering programs, described below.

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at June 30, 2012 is a corporate credit rating of “BBB” (Triple B), which was reaffirmed on June 27, 2012.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s net cash flow from operating activities was $133 million in the first six months of 2012 compared to $93 million in the first six months of 2011.  The $40 million increase was primarily due to more profitable operations and the full period impact of properties acquired during 2011, as more fully described in the results of operations section below.

Cash used in investing activities was $395 million during 2012 compared to $72 million in 2011.  Cash outflows for the purchase of properties were $290 million in 2012 and $7 million in 2011, reflective of the communities acquired which are further described in the acquisitions section below.  Cash outflows for capital improvements were $75 million in 2012 compared to $49 million in 2011.  The increased investment in 2012 reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases.  Cash outflows for additions to construction in progress were $30 million in 2012 as compared to $16 million in 2011.  The increased spending on development in 2012 reflects the active construction of two communities in 2012 compared to one major project and the commencement of one new development during 2011.

Net cash provided by financing activities totaled $265 million in 2012.  Cash flows from the sale of common stock under the ATM offerings of $65 million and proceeds from stock option exercises of $7 million combined with line of credit proceeds of $172 million and proceeds from unsecured notes payable of $150 million during the period were used for net paydown of mortgages of $51 million, and distributions paid to stockholders and UPREIT unitholders of $78 million.

Net cash provided by financing activities totaled $1 million in 2011.  Cash flows from the sale of common stock under the ATM offering of $135 million and proceeds from stock option exercises of $13 million during the period were used for net paydown of mortgages of $28 million, net paydown on the line of credit of $57 million and dividends and distributions of $62 million.

Unsecured Line of Credit

As of June 30, 2012, the Company had a $275 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Company had $175 million outstanding under the credit facility as of June 30, 2012.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At June 30, 2012, the Company had outstanding letters of credit of $7.8 million resulting in the amount available on the credit facility of $92.2 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

Unsecured Term Loan

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off $135 million principal amount of exchangeable senior notes, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

Liquidity and Capital Resources (continued)

Unsecured Demand Note

On June 27, 2012, the Company entered into a loan agreement with M&T Bank. The note has a maximum principal amount of $100 million with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of June 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company. Proceeds from this demand note were utilized to partially fund the purchase of a 1,350 unit apartment community.  The Company had $100 million outstanding on the note as of June 30, 2012.

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

On June 27, 2012, the Company issued another private placement note in the amount of $50 million with a seven-year term, a fixed rate of 4.16% and a June 27, 2019 due date.  The proceeds from this note were used to partially fund the purchase of a 1,350 unit apartment community. The note requires semiannual interest payments on June 27 and December 27 of each year until maturity and is subject to various covenants and maintenance of certain financial ratios.  Although the covenants of the note do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the note and the line are identical.

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

Indebtedness

As of June 30, 2012, the weighted average interest rate on the Company’s total indebtedness of $2.9 billion was 4.42% with staggered maturities averaging approximately five years.  Approximately 75% of total indebtedness is at fixed rates.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Unencumbered Assets

The Company increased the percentage of unencumbered assets of the total property pool from 33% at the end of 2011, to 38% as of June 30, 2012.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

Liquidity and Capital Resources (continued)

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2011 and continuing through June 30, 2012, there were no UPREIT Units issued for property acquisitions.

Universal Shelf Registration

On March 3, 2010, the Company filed a Form S-3 universal shelf registration statement with the SEC that registers the issuance, from time to time, of common stock, preferred stock or debt securities.  The Company may offer and sell securities issued pursuant to the universal shelf registration statement after a prospectus supplement, describing the type of security and amount being offered, is filed with the SEC.  Sales of common stock under the Company’s ATM equity offering programs, as described below, were made under this registration statement.

At-the-Market Equity Offering Programs

On September 17, 2010, the Company initiated an “At-the-Market” (“ATM”) equity offering program through which it was authorized to sell up to 3.6 million shares of common stock from time to time in ATM offerings or negotiated transactions.  From September 2010 through completion of the offering in May 2012, the Company issued 3.6 million shares of common stock at an average price per share of $60.71, for aggregate gross proceeds of $218.5 million and aggregate net proceeds of $214.0 million after deducting commissions and other transaction costs of approximately $4.5 million.  The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

On May 14, 2012, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the September 2010 program, through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  During the second quarter 2012, the Company issued 698,599 shares of common stock at an average price per share of $60.88, for aggregate gross proceeds of $42.5 million and aggregate net proceeds of $41.7 million after deducting commissions and other transaction costs of approximately $0.8 million.  The Company issued an additional 22,200 shares of common stock at an average price per share of $61.04, for aggregate gross and net proceeds of $1.4 and $1.3 million, respectively, with a trade date in June 2012 and a settlement date in July 2012.  The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

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

Liquidity and Capital Resources (continued)

Stock Repurchase Program

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2011 and through June 30, 2012.  The remaining authorization level as of June 30, 2012 is 2,291,160 shares and UPREIT Units, collectively.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the unencumbered pool, acquisitions, rehabilitation and redevelopment of owned properties and development of new properties.

Property Development

Current Development Projects

During the first quarter of 2011, the Company started construction on The Apartments at Cobblestone Square, a project located in Fredericksburg, Virginia, consisting of eight four-story buildings and a refurbished rail depot, for a total of 314 apartment units.  Construction of all eight of the four-story apartment buildings, along with the rail depot renovation and amenities, was nearing substantial completion as of June 30, 2012.  Initial occupancy commenced in the fourth quarter of 2011.  As of June 30, 2012, there were 221 units occupied and 42 units preleased.  The entire project is expected to be completed in the third quarter of 2012 for a total cost of $49 million.

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through 2014 with initial occupancy in the third quarter of 2013 for a total projected cost of $111 million.

Courts at Spring Mill Station, a 385 unit development consisting of two buildings, to be built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the second half of 2014 with initial occupancy in the fourth quarter of 2013 for a total projected cost of $89 million.

Redevelopment

Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in fifty-two buildings built in 1967.  The Company is one year into a four-year project to extensively renovate all of the apartment units on a building by building basis.  As of June 30, 2012, there were five buildings with 79 units under renovation and eighteen buildings with 228 units completed and 220 units occupied.  As of June 30, 2012, rents in the renovated units are averaging $1,722 compared to $1,388 for the existing non-renovated units.  As of June 30, 2012, the Company has incurred costs of $9 million for the renovation.  The entire project is expected to be completed in 2014 for an estimated cost of $30 million.

Pre-redevelopment

Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939.  The Company has obtained the necessary approvals to redevelop the North parcel consisting of 182 units, which will be renamed Falkland North.  The Company is making progress on the design of Falkland North, which will contain approximately 1,100 units for a total projected cost in excess of $300 million.

Property Development (continued)

Land Under Contract

The Company has land under contract in Fairfax County, Virginia within a development known as Westpark Tysons.   This project involves an entitled land parcel on which the Company is working with the seller to process a rezoning application for development of a podium style project with a total of approximately 600 wood-framed mid-rise and concrete high-rise units.  Closing will occur after the seller obtains final zoning approval for the project.  Construction may begin as early as the first half of 2014 with a total projected cost of $205 million.

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in December 2015 (not including a one-year extension at the option of the Company), and had $175 million in loans and letters of credit totaling $7.8 million outstanding at June 30, 2012.  Of the $550 million in unsecured notes, $450 million have maturities ranging from approximately five to ten years.  The remaining $100 million is a bank demand note.   The $2.2 billion in mortgage notes payable have varying maturities ranging from 4 months to 22 years.  The weighted average interest rate of the Company’s secured debt was 5.09% at June 30, 2012.  The weighted average rate of interest on the Company’s total indebtedness of $2.9 billion at June 30, 2012 was 4.42%.

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

The Company estimates, that on an annual basis, $848 and $800 per unit is spent on recurring capital expenditures in 2012 and 2011, respectively.  During the three months ended June 30, 2012 and 2011, approximately $212 and $200 per unit, respectively, was estimated to be spent on recurring capital expenditures. For the six months ended June 30, 2012 and 2011, approximately $424 and $400 per unit, respectively, was estimated to be spent on recurring capital expenditures.

The table below summarizes the actual total capital improvements incurred by major categories for the three and six months ended June 30, 2012 and 2011 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and six months ended June 30, 2012 as follows:

	For the three months ended June 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$530	$13	$530	$13	$318	$8
Major building improvements	1,333	33	6,167	150	7,500	183	4,365	115
Roof replacements	379	9	1,266	31	1,645	40	1,566	41
Site improvements	615	15	5,285	129	5,900	144	4,637	122
Apartment upgrades	1,282	31	12,075	295	13,357	326	9,627	254
Appliances	1,846	45	150	4	1,996	49	1,584	42
Carpeting/flooring	2,235	54	1,428	35	3,663	89	2,793	74
HVAC/mechanicals	800	20	2,850	69	3,650	89	3,160	83
Miscellaneous	205	5	1,109	27	1,314	32	763	20

Totals	$8,695	$212	$30,860	$753	$39,555	$965	$28,813	$759

(a) Calculated using the weighted average number of units owned, including 37,811 core units and 2011 acquisition units of 2,817, and 2012 acquisition units of 390 for the three months ended June 30, 2012; and 37,811 core units and 2011 acquisition units of 88 for the three months ended June 30, 2011.

Capital Improvements (continued)

	For the six months ended June 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$701	$17	$701	$17	$515	$14
Major building improvements	2,653	65	7,979	195	10,632	260	7,467	197
Roof replacements	755	18	1,329	33	2,084	51	1,766	47
Site improvements	1,225	30	7,163	175	8,388	205	5,847	154
Apartment upgrades	2,551	63	22,499	551	25,050	614	16,099	425
Appliances	3,674	90	218	5	3,892	95	2,751	73
Carpeting/flooring	4,450	109	2,545	62	6,995	171	5,149	136
HVAC/mechanicals	1,592	39	5,217	128	6,809	167	4,892	129
Miscellaneous	408	10	2,180	53	2,588	63	1,997	53

Totals	$17,308	$424	$49,831	$1,219	$67,139	$1,643	$46,483	$1,228

(a) Calculated using the weighted average number of units owned, including 37,811 core units, 2011 acquisition units of 2,817, and 2012 acquisition units of 195 for the six months ended June 30, 2012; and 37,811 core units and 2011 acquisition units of 44 for the six months ended June 30, 2011.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended June 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$8,015	$212	$27,317	$722	$35,332	$934	$28,752	$760
2012 Acquisition Communities	38	—	—	—	38	212	—	—
2011 Acquisition Communities	642	212	3,543	1,258	4,185	1,470	61	693
Sub-total	8,695	212	30,860	753	39,555	965	28,813	759
Corporate office expenditures(b)	—	—	—	—	761	—	500	—

Totals	$8,695	$212	$30,860	$753	$40,316	$965	$29,313	$759

(a) Calculated using the weighted average number of units owned, including 37,811 core units, 2011 acquisition units of 2,817, and 2012 acquisition units of 390 for the three months ended June 30, 2012; and 37,811 core units and 2011 acquisition units of 88 for the three months ended June 30, 2011.

(b) No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Capital Improvements (continued)

	For the six months ended June 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$16,031	$424	$43,515	$1,151	$59,546	$1,575	$46,422	$1,228
2012 Acquisition Communities	38	424	—	—	38	424	—	—
2011 Acquisition Communities	1,239	424	6,316	2,242	7,555	2,666	61	1,386
Sub-total	17,308	424	49,831	1,219	67,139	1,643	46,483	1,228
Corporate office expenditures(b)	—	—	—	—	1,559	—	1,178	—

Totals	$17,308	$424	$49,831	$1,219	$68,698	$1,643	$47,661	$1,228

(a) Calculated using the weighted average number of units owned, including 37,811 core units, 2011 acquisition units of 2,817, and 2012 acquisition units of 195 for the six months ended June 30, 2012; and 37,811 core units and 2011 acquisition units of 44 for the six months ended June 30, 2011.

(b) No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Results of Operations (dollars in thousands, except unit and per unit data)

Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 9 to the Consolidated Financial Statements of this Form 10-Q.

Summary of Core Properties

The Company had 113 apartment communities with 37,811 units which were owned during the three and six months ended June 30, 2012 and 2011 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011 and, therefore, the operating results for 2012 are not comparable to 2011 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company, therefore, has reclassified the operating results of the Redevelopment Property from Core Properties for all periods presented.  The Company acquired eight apartment communities with 2,817 units, placed into service another 270 units at two development communities during 2011 (202 units at one development community during 2010); and acquired three apartment communities with 2,018 units and had another 263 units become available to rent at one development community during 2012 (the “Acquisition Communities”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and six month period ended June 30, 2012 as compared to the operating results for the three and six month period ended June 30, 2011.

Results of Operations (continued)

A summary of the net operating income for Core Properties is as follows:

	Three Months				Six Months
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Rent	$131,685	$125,379	$6,306	5.0%	$261,057	$248,476	$12,581	5.1%
Utility recovery revenue	4,416	4,596	(180)	(3.9)%	11,336	12,484	(1,148)	(9.2)%
Rent including recoveries	136,101	129,975	6,126	4.7%	272,393	260,960	11,433	4.4%
Property other income	6,329	5,897	432	7.3%	13,029	11,552	1,477	12.8%
Total revenue	142,430	135,872	6,558	4.8%	285,422	272,512	12,910	4.7%
Operating and maintenance	(51,596)	(51,769)	173	0.3%	(106,524)	(108,298)	1,774	1.6%
Net operating income	$90,834	$84,103	$6,731	8.0%	$178,898	$164,214	$14,684	8.9%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Six Months
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Rent	$150,026	$129,764	$20,262	15.6%	$295,220	$257,185	$38,035	14.8%
Utility recovery revenue	5,111	4,732	379	8.0%	12,775	12,790	(15)	(0.1)%
Rent including recoveries	155,137	134,496	20,641	15.3%	307,995	269,975	38,020	14.1%
Property other income	7,202	6,174	1,028	16.7%	14,652	12,040	2,612	21.7%
Total revenue	162,339	140,670	21,669	15.4%	322,647	282,015	40,632	14.4%
Operating and maintenance	(58,727)	(53,721)	(5,006)	(9.3)%	(119,999)	(112,000)	(7,999)	(7.1)%
Net operating income	$103,612	$86,949	$16,663	19.2%	$202,648	$170,015	$32,633	19.2%

Comparison of three months ended June 30, 2012 to the same period in 2011

Of the $20,262 increase in rental income, $13,956 is attributable to the Acquisition Communities and Redevelopment Property.  The balance, an increase of $6,306, relates to a 5.0% increase from the Core Properties as the result of an increase of 4.5% in weighted average rental rates from $1,166 to $1,218 per apartment unit, and by a 0.5% increase in economic occupancy from 94.8% to 95.3%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $379 increase in utility recovery revenue, $559 is attributable to the Acquisition Communities, partially offset by a decrease of $180 attributable to the Core Properties.  The lower Core Properties utility recovery revenue is a direct result of lower energy consumption due to unseasonably warm weather experienced during the 2012 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $1,028.  Of this increase, $596 is attributable to the Acquisition Communities, and $432 is attributable to the Core Properties.  The increase in Core Properties is due to higher cable revenue experienced in the 2012 period as a result of enhanced contracts with cable providers which offer services in addition to the basic cable offering in the 2011 period, coupled with a higher revenue share for the Company.

Of the $5,006 increase in operating and maintenance expenses, $5,277 is attributable to the Acquisition Communities, which was partially offset by a $173 decrease attributable to the Core Properties and a $98 decrease attributable to the Redevelopment Property.  The decrease in Core Properties is primarily due to decreases in electricity costs, natural gas heating, and property management general and administrative expenses; which was partially offset by higher real estate taxes and property insurance costs.

Results of Operations (continued)

Electricity costs were down $278, or 15%, from a year ago due to a combination of energy conservation efforts implemented in 2011 and lower energy consumption at properties that heat with electric due to the unseasonably warm weather experienced in the 2012 period.

Natural gas heating costs were down $571, or 20.6%, from a year ago due to a combination of lower commodity rates and substantially lower consumption due to our markets experiencing very warm weather in the 2012 period.  For the second quarter of 2012, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.29 per decatherm, compared to $8.98 per decatherm for the 2011 period, a 7.7% decrease.

Property management general and administrative costs decreased $198, or 4.8%, which, despite increases in the number of apartment communities and units, has been able to absorb the growth due to the Company’s scalable operating platform, including key software system investments.

Real estate taxes were up $424, or 3.2%, due in part to year to date tax assessment increases recognized in 2012.

Property insurance increased by $449, or 41.6%, due to the non-recurring impact in 2011 of $750 in favorable close outs of significant prior year claims.  Without the impact of prior year claims settlements, recurring property insurance costs were down $301, or 16.4%, which is reflective of lower insurance premiums and lower current period losses for general liability claims.

General and administrative expenses increased in 2012 by $2,211, or 25.1%.  General and administrative expenses as a percentage of total revenues were 6.8% for 2012 as compared to 6.3% for 2011.  Both the dollar and percentage increases are primarily due to the restricted stock grants and stock option grants to executives at or near official retirement age resulting in these grants being expensed immediately, or one year less based on age.

Interest expense decreased by $1,272, or 3.9%, in 2012 primarily as a result of paying off $151,000 in maturing loans on several Core Properties over the past year and the redemption of the $140,000 Senior Notes.  In addition, all 2011 Acquisition Communities were acquired without secured mortgage debt and one 2012 Acquisition Community assumed secured mortgage debt of $7,284.  These decreases were partially offset by $550,000 of unsecured term and demand loans and unsecured senior notes at a lower average interest rate than the Senior Notes.

Depreciation and amortization expense increased $6,936, or 20.0%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $2,693 in 2012 and $99 in 2011 are property acquisition costs from the Acquisition Communities.

Comparison of six months ended June 30, 2012 to the same period in 2011

Of the $38,035 increase in rental income, $25,454 is attributable to the Acquisition Communities and Redevelopment Property.  The balance, an increase of $12,581, relates to a 5.1% increase from the Core Properties as the result of an increase of 4.6% in weighted average rental rates from $1,159 to $1,213 per apartment unit, and by a 0.4% increase in economic occupancy from 94.5% to 94.9%.  Of the $15 decrease in utility recovery revenue, $1,148 is attributable to the Core Properties, offset by an increase of $1,133 attributable to the Acquisition Communities.  The lower Core Properties utility recovery revenue is a direct result of lower energy consumption due to unseasonably warm weather experienced during the 2012 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $2,612.  Of this increase, $1,135 is attributable to the Acquisition Communities, and $1,477 is attributable to the Core Properties.  The increase in Core Properties is due to higher cable revenue experienced in the 2012 period as a result of enhanced contracts with cable providers which offer services in addition to the basic cable offering in the 2011 period, coupled with a higher revenue share for the Company.

Results of Operations (continued)

Of the $7,999 increase in operating and maintenance expenses, $9,887 is attributable to the Acquisition Communities; offset by a $1,774 decrease attributable to the Core Properties and $114 decrease attributable to the Redevelopment Property.  The decrease in Core Properties is primarily due to increases in property insurance, and real estate taxes; more than offset by decreases in electricity costs, natural gas heating, and snow removal costs.

Electricity costs were down $361, or 9.1% from a year ago due to a combination of energy conservation efforts implemented in 2011 and lower energy consumption at properties that heat with electric due to the unseasonably warm weather experienced in the 2012 period.

Natural gas heating costs were down $2,313, or 22.2% from a year ago due to a combination of lower commodity rates and substantially lower consumption due to our markets experiencing very warm weather in the 2012 period.  For 2012, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.50 per decatherm, compared to $9.04 per decatherm for the 2011 period, a 6.0% decrease.

Real estate taxes increased $918, or 3.5%, primarily due to annual tax assessment increases received and lower tax refunds in 2012 of $108 as compared to $273 in 2011.  After removing the effects of the non-recurring items, real estate taxes were up $753, or 2.9%.

Property insurance increased by $889, or 30.8%, due to the non-recurring impact in 2011 of $1,200 in favorable close outs of significant prior year claims.  Property losses in 2012 were $378 higher than in 2011 due to a fire at one of the Company’s communities in the first quarter of 2012.  Without the impact of the major items above, recurring property insurance costs were up $67, or 1.6%.

Snow removal costs were down $1,241, or 82.8%, which is a reflection of the record mild winter experienced in the 2012 period.

General and administrative expenses increased in 2012 by $4,288, or 28.5%.  General and administrative expenses as a percentage of total revenues were 6.0% for 2012 as compared to 5.3% for 2011.  The cost of the incentive bonus was up $262 as compared to 2011, reflecting the Company’s favorable operating performance versus its peers.  Stock-based compensation costs recognized during 2012 were up $4,282, or 81.6%, of which $2,090 is due to the impact of executives at, or near retirement age and $2,447 due to the new three year performance restricted stock unit grants issued in the first quarter of 2012.

Interest expense decreased by $2,777, or 4.2%, in 2012 primarily as a result of paying off $151,000 in maturing loans on several Core Properties over the past year and the redemption of the $140,000 Senior Notes.  In addition, all 2011 Acquisition Communities were acquired without secured mortgage debt and one 2012 Acquisition Community assumed secured mortgage debt of $7,284.  These decreases were partially offset by $550,000 of unsecured term and demand loans and unsecured senior notes at a lower average interest rate than the Senior Notes.

Depreciation and amortization expense increased $12,861, or 18.6%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $2,710 in 2012 and $109 in 2011 are property acquisition costs from the Acquisition Communities.

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

The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three and six months ended June 30, 2012 and 2011 are presented below (in thousands):

	Three Months		Six Months
	2012	2011	2012	2011
Net income attributable to common stockholders	$13,727	$8,195	$29,115	$15,419
Real property depreciation and amortization	40,920	34,053	80,579	67,867
Noncontrolling interest	2,977	2,311	6,375	4,450
FFO — Basic and Diluted, as defined by NAREIT	$57,624	$44,559	$116,069	$87,736
Weighted average common shares/units outstanding (1):
Basic	59,676.5	50,635.5	59,371.0	49,964.9
Diluted	60,328.8	51,386.7	60,004.4	50,629.5

(1)    Basic includes common stock outstanding plus UPREIT Units which can be converted into shares of common stock.  Diluted includes additional common stock equivalents.

All REITs may not be using the same definition for FFO.  Accordingly, the above presentation may not be comparable to other similarly titled measures of FFO of other REITs.

Covenants

The unsecured notes payable agreements and Credit Agreement provide for the Company to maintain certain financial covenants. The Company was in compliance with these financial covenants for all periods presented.  The unsecured line of credit has not been used for long-term financing but adds a certain amount of flexibility, especially in meeting the Company’s acquisition goals.  Many times it is easier to temporarily finance an acquisition, development or stock repurchases by short-term use of the line of credit, with long-term secured and unsecured financing or other sources of capital replenishing the line of credit availability.

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

Dividends and Distributions

On August 1, 2012, the Board of Directors declared a dividend of $0.66 per share on the Company’s common stock and approved a distribution of $0.66 per UPREIT Unit for the quarter ended June 30, 2012.  This is the equivalent of an annual dividend/distribution of $2.64 per share/unit.  The dividend and distribution is payable August 24, 2012, to stockholders and unitholders of record on August 14, 2012.

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

The principal executive officer and principal financial officer evaluated, as of June 30, 2012, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of the year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOME PROPERTIES, INC.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2011.  There have been no material changes in these risk factors during the six months ended June 30, 2012 and through the date of this report.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At June 30, 2012, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program and during the three months ended June 30, 2012, the Company did not repurchase any shares under the Company Program.

Participants in the Company’s Stock Benefit Plan can use common stock of the Company that they already own to pay: 1) all or a portion of the exercise price payable to the Company upon the exercise of an option; and, 2) the taxes associated with the vesting of restricted stock awards.  In such event, the common stock used to pay the exercise price or taxes is returned to authorized but unissued status, and for purposes of this table is deemed to have been repurchased by the Company, but does not represent repurchases under the Company Program.

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended June 30, 2012:

			Maximum
			shares/units
	Total	Average	available under
	shares/units	price per	the Company
Period	Purchased (1)(2)	share/unit	Program
Balance April 1, 2012:			2,291,160
April 2012	—	—	2,291,160
May 2012	37,417	$62.79	2,291,160
June 2012	1,003	$60.62	2,291,160
Balance June 30, 2012:	38,420	$62.74	2,291,160

(1)   1,720 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 35,697 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting.

(2)   The Company repurchased 1,003 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.  These shares were returned to the status of authorized but unissued shares.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

1.1

ATM Equity OfferingSM Sales Agreement, dated May 14, 2012, between Home Properties, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies & Company, Inc., J.P. Morgan Securities LLC, and RBS Securities Inc. (incorporated by reference to Exhibit 1.1 of the Form 8-K filed by the Company on May 14, 2012)

3.1

Articles of Amendment and Restatement of the Articles of Incorporation of Home Properties of New York, Inc. (incorporated by reference to the Home Properties of New York, Inc. Registration Statement on Form S-3 File No. 333-52601 filed on 5/14/98 (the “5/14/98 S-3”)

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 5/14/98 S-3)

3.3	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc. (incorporated by reference to Form 8-K filed by Home Properties of New York, Inc. dated 7/2/99)

3.4	Articles of Amendment of the Articles of Incorporation of Home Properties of New York, Inc. (incorporated by reference to the Form 10-Q filed by Home Properties, Inc. for the quarter ended 3/31/04)

3.5	Second Amended and Restated By-laws of Home Properties, Inc. (incorporated by reference to the Form 8-K filed by Home Properties, Inc. dated 11/2/07)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. *

*        Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	August 3, 2012

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	August 3, 2012

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer