Form 10-Q
period 2012-09-30
HOME PROPERTIES INC
filed 2012-11-02
CIK 923118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 22, 2012
$.01 par value	51,250,729

HOME PROPERTIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

 (Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Real estate:
Land	$799,272	$721,542
Construction in progress	64,655	64,201
Buildings, improvements and equipment	4,606,058	4,256,581
	5,469,985	5,042,324
Less: accumulated depreciation	(1,094,705)	(983,759)
Real estate, net	4,375,280	4,058,565
Cash and cash equivalents	8,195	8,297
Cash in escrows	74,207	32,604
Accounts receivable, net	10,288	12,142
Prepaid expenses	23,490	15,994
Deferred charges	14,230	16,322
Other assets	12,058	9,282

Total assets	$4,517,748	$4,153,206

LIABILITIES AND EQUITY
Mortgage notes payable	$2,208,427	$2,260,836
Unsecured notes payable	550,000	400,000
Unsecured line of credit	128,000	2,500
Accounts payable	29,829	20,953
Accrued interest payable	12,239	10,286
Accrued expenses and other liabilities	32,273	29,474
Security deposits	19,789	19,513
Total liabilities	2,980,557	2,743,562
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 51,234,399 and 48,321,305 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	512	483
Excess stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	1,699,492	1,545,563
Distributions in excess of accumulated earnings	(424,238)	(392,378)
Accumulated other comprehensive income (loss)	(1,212)	—
Total common stockholders’ equity	1,274,554	1,153,668
Noncontrolling interest	262,637	255,976
Total equity	1,537,191	1,409,644

Total liabilities and equity	$4,517,748	$4,153,206

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(Unaudited)

	2012	2011
Revenues:
Rental income	$155,335	$132,902
Property other income	12,654	10,517
Other income	32	25

Total revenues	168,021	143,444

Expenses:
Operating and maintenance	59,975	54,838
General and administrative	8,018	7,803
Interest	32,871	32,696
Depreciation and amortization	43,186	35,996
Other expenses	15	1,630

Total expenses	144,065	132,963

Income from continuing operations	23,956	10,481

Discontinued operations:
Income from discontinued operations	466	277
Gain on disposition of property	19,667	—
Discontinued operations	20,133	277
Net income	44,089	10,758
Net income attributable to noncontrolling interest	(7,676)	(2,250)

Net income attributable to common stockholders	$36,413	$8,508

Basic earnings per share:
Income from continuing operations	$0.39	$0.20
Discontinued operations	0.33	—
Net income attributable to common stockholders	$0.72	$0.20

Diluted earnings per share:
Income from continuing operations	$0.39	$0.20
Discontinued operations	0.32	—
Net income attributable to common stockholders	$0.71	$0.20

Weighted average number of shares outstanding:
Basic	50,255,152	41,707,655
Diluted	50,934,153	42,530,993

Dividends declared per share	$0.66	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
Net income	$44,089	$10,758
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(1,468)	—
Other comprehensive income (loss)	(1,468)	—
Comprehensive income	42,621	10,758
Net income attributable to noncontrolling interest	(7,676)	(2,250)
Other comprehensive (income) loss attributable to noncontrolling interest	256	—

Comprehensive income attributable to common stockholders	$35,201	$8,508

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands, except per share data)

(Unaudited)

	2012	2011
Revenues:
Rental income	$448,331	$387,952
Property other income	39,785	35,017
Other income	63	94

Total revenues	488,179	423,063

Expenses:
Operating and maintenance	178,945	165,785
General and administrative	27,367	22,865
Interest	95,843	98,403
Depreciation and amortization	124,602	104,564
Other expenses	2,726	1,739

Total expenses	429,483	393,356

Income from continuing operations	58,696	29,707

Discontinued operations:
Income from discontinued operations	1,216	920
Gain on disposition of property	19,667	—
Discontinued operations	20,883	920
Net income	79,579	30,627
Net income attributable to noncontrolling interest	(14,051)	(6,700)

Net income attributable to common stockholders	$65,528	$23,927

Basic earnings per share:
Income from continuing operations	$0.98	$0.58
Discontinued operations	0.35	0.02
Net income attributable to common stockholders	$1.33	$0.60

Diluted earnings per share:
Income from continuing operations	$0.97	$0.57
Discontinued operations	0.34	0.02
Net income attributable to common stockholders	$1.31	$0.59

Weighted average number of shares outstanding:
Basic	49,218,703	39,743,267
Diluted	49,848,429	40,462,545

Dividends declared per share	$1.98	$1.86

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
Net income	$79,579	$30,627
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements	(1,468)	—
Other comprehensive income (loss)	(1,468)	—
Comprehensive income	78,111	30,627
Net income attributable to noncontrolling interest	(14,051)	(6,700)
Other comprehensive (income) loss attributable to noncontrolling interest	256	—

Comprehensive income attributable to common stockholders	$64,316	$23,927

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

(Dollars in thousands)

(Unaudited)

				Distributions	Accumulated
			Additional	in Excess of	Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance, January 1, 2011	37,949,229	$379	$1,047,325	$(326,811)	$0	$214,241	$935,134
Net income	—	—	—	37,856	—	9,808	47,664
Issuance of common stock, net	3,881,833	39	216,564	—	—	—	216,603
Issuance of common stock through public offering, net	6,000,000	60	336,700	—	—	—	336,760
Stock-based compensation	21,457	—	10,105	—	—	—	10,105
Repurchase of common stock	(96,723)	(1)	(5,769)	—	—	—	(5,770)
Conversion of UPREIT Units for common stock	565,509	6	11,393	—	—	(11,399)	0
Adjustment of noncontrolling interest	—	—	(70,755)	—	—	70,755	0
Dividends and distributions paid	—	—	—	(103,423)	—	(27,429)	(130,852)
Balance, December 31, 2011	48,321,305	$483	$1,545,563	$(392,378)	$0	$255,976	$1,409,644
Net income	—	—	—	65,528	—	14,051	79,579
Unrealized gain (loss) on interest rate swap agreements	—	—	—	—	(1,212)	(256)	(1,468)
Issuance of common stock, net	2,830,184	28	159,863	—	—	—	159,891
Stock-based compensation	1,550	—	12,214	—	—	—	12,214
Repurchase of common stock	(67,307)	—	(4,186)	—	—	—	(4,186)
Conversion of UPREIT Units for common stock	148,667	1	3,537	—	—	(3,538)	0
Adjustment of noncontrolling interest	—	—	(17,499)	—	—	17,499	0
Dividends and distributions paid	—	—	—	(97,388)	—	(21,095)	(118,483)
Balance, September 30, 2012	51,234,399	$512	$1,699,492	$(424,238)	$(1,212)	$262,637	$1,537,191

The accompanying notes are an integral part of these consolidated financial statements.

HOME PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$79,579	$30,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,030	108,473
Amortization of senior note debt discount	—	1,640
Gain on disposition of property	(19,667)	—
Stock-based compensation	12,214	8,827
Changes in assets and liabilities:
Cash in escrows, net	(1,194)	(658)
Other assets	(9,401)	(5,683)
Accounts payable and accrued liabilities	8,025	2,572
Total adjustments	118,007	115,171
Net cash provided by operating activities	197,586	145,798
Cash flows from investing activities:
Deposits for pending purchase of properties	—	(12,500)
Purchase of properties, net of mortgage notes assumed	(289,759)	(161,868)
Additions to properties	(120,511)	(84,393)
Additions to construction in progress	(39,324)	(23,837)
Additions to predevelopment	(440)	(1,027)
Proceeds from sale of properties, net	40,080	5,426
Proceeds from notes receivable	—	1,015
Additions to cash in escrows, net	(40,050)	(350)
Net cash used in investing activities	(450,004)	(277,534)
Cash flows from financing activities:
Proceeds from sale of common stock, net	159,891	215,817
Proceeds from issuance of common stock through public offering, net	—	336,811
Repurchase of common stock	(4,186)	(5,047)
Payments of mortgage notes payable	(59,692)	(71,431)
Proceeds from unsecured notes payable	150,000	—
Proceeds from unsecured line of credit	407,500	291,000
Payments on unsecured line of credit	(282,000)	(347,500)
Payments of deferred loan costs, net	(356)	(383)
Additions to cash in escrows, net	(358)	(3)
Dividends and distributions paid	(118,483)	(94,234)
Net cash provided by financing activities	252,316	325,030

Net increase (decrease) in cash and cash equivalents	(102)	193,294
Cash and cash equivalents:
Beginning of year	8,297	10,782
End of period	$8,195	$204,076
Supplemental disclosure:
Interest capitalized	$3,267	$4,214
Supplemental disclosure of non-cash investing and financing activities:
Mortgage loan assumed associated with property acquisition	7,284	—
Exchange of UPREIT Units for common stock	3,538	10,036
Transfers of construction in progress to land and buildings, improvements and equipment	42,388	94,172
Additions to properties and construction in progress included in accounts payable	10,910	5,819

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

The Company conducts its business through Home Properties, L.P. (the “Operating Partnership”), a New York limited partnership.  As of September 30, 2012, the Company owned and operated 125 apartment communities with 43,807 apartments.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its ownership of 82.9% of the limited partnership units in the Operating Partnership (“UPREIT Units”) at September 30, 2012 (81.8% at December 31, 2011).  The remaining 17.1% is included as noncontrolling interest in these consolidated financial statements at September 30, 2012 (18.2% at December 31, 2011).  The Company periodically adjusts the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership.  Such adjustments are recorded to additional paid in capital as a reallocation of noncontrolling interest in the accompanying consolidated statements of equity.  The Company owns a 1.0% general partner interest in the Operating Partnership and the remainder indirectly as a limited partner through its wholly owned subsidiary, Home Properties I, LLC, which owns 100% of Home Properties Trust, which is the limited partner.  Home Properties Trust was formed in September 1997, as a Maryland real estate trust and as a qualified REIT subsidiary (“QRS”), and owns the Company’s share of the limited partner interests in the Operating Partnership.

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

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1                                         ORGANIZATION AND BASIS OF PRESENTATION (continued)

Accounting Policy for Derivative Instruments and Hedging Activities

The Company follows authoritative guidance for disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

2                                         RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS.  ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  ASU 2011-04 became effective for the Company on January 1, 2012. The Company’s adoption of this authoritative guidance did not have any impact on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  Both ASU 2011-05 and ASU 2011-12 became effective for the Company on January 1, 2012.  The Company’s adoption of this authoritative guidance did not have a material impact on its operating results or financial position.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

3                                         NOTES RECEIVABLE

On September 22, 2010, the Company purchased two non-performing mortgage notes from a community bank for $1,433 in an arm’s length transaction.  Both notes were in default.  They were purchased at face value plus accrued interest and late fees and were collateralized by real property.  One of the notes, originally purchased by the Company for $1,015, was repaid in its entirety on January 28, 2011.  The remaining note, purchased for $418 is collateralized by vacant land.  In accordance with authoritative guidance, the Company will recognize impairment to the extent the fair value of the collateral is less than the carrying amount of the investment in the note receivable.  Interest income, if any, will be recognized on the cost recovery method.  As of September 30, 2012, there was no impairment recognized and no interest income recorded on the remaining note.  The remaining note receivable of $435 is included in other assets on the consolidated balance sheet as of September 30, 2012.

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

Development

During the third quarter of 2012, the Company completed construction at The Apartments at Cobblestone Square located in Fredericksburg, Virginia, consisting of eight, four-story buildings and a refurbished rail depot, for a total of 314 apartment units.  As of September 30, 2012, 301 units were rented and occupied, with another 6 units pre-leased.  The total construction cost for this development was $48,339.

During the fourth quarter of 2011, the Company started construction on Eleven55 Ripley, located in Silver Spring, Maryland, consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, for a total of 379 apartment units.  Construction is expected to be completed in 2014 with initial occupancy in the third quarter of 2013.  The construction in progress for this development was $48,181 as of September 30, 2012.

During the second quarter of 2012, the Company started construction on The Courts at Spring Mill Station, located in Conshohocken, Pennsylvania, a suburb of Philadelphia. The mid-rise project, consisting of two buildings, will have a total of 385 apartment units.  Construction is expected to be completed in the second half of 2014 with initial occupancy in the first quarter of 2014.  The construction in progress for this development was $16,474 as of September 30, 2012.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

4                                         ACQUISITIONS AND DEVELOPMENT (continued)

Redevelopment

The Company has one project under redevelopment.  Arbor Park, located in Alexandria, Virginia, has 851 garden apartments in fifty-two buildings built in 1967.  The Company plans to extensively renovate all of the units over several years on a building by building basis.  As of September 30, 2012, there were five buildings with 118 units under renovation and twenty-one buildings with 273 units completed and 266 units occupied.  As of September 30, 2012, the Company has incurred costs of $10,907 for the renovation which is included in buildings, improvements and equipment.  The entire project is expected to be completed in 2014.

The Company has one project in the pre-redevelopment phase.  Falkland Chase, located in Silver Spring, Maryland, currently has 450 garden apartments constructed between 1936 and 1939.  The Company has obtained the necessary approvals to redevelop the North parcel consisting of 182 units, which will be renamed Falkland North and consist of approximately 1,100 units.  The cost associated with this project was $4,756 as of September 30, 2012 and is included in other assets.

5                                         UNSECURED NOTES PAYABLE

Unsecured Term Loan

In December 2011, the Company entered into a five-year unsecured term loan for $250,000 with M&T Bank as lead bank, and ten other participating lenders.  The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%, as more fully described in Note 8.  As of September 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was swapped at 0.685%; resulting in an effective rate of 1.99% for the Company.  The loan has covenants that align with the unsecured line of credit facility.  The Company was in compliance with these financial covenants for the nine months ended September 30, 2012.

Unsecured Demand Note

On June 27, 2012, the Company entered into a loan agreement with M&T Bank. The note has a maximum principal amount of $100,000 with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.  Proceeds from this demand note were utilized to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012.  The Company had $100,000 outstanding on the note as of September 30, 2012.

Unsecured Senior Notes

In December 2011, the Company issued $150,000 of unsecured senior notes.  The notes were offered in a private placement in two series: Series A: $90,000 with a seven-year term due December 19, 2018 at a fixed interest rate of 4.46% (“Series A”); and, Series B: $60,000 with a ten-year term due December 19, 2021 at a fixed interest rate of 5.00% (“Series B”).

On June 27, 2012, the Company issued another private placement note in the amount of $50,000 with a seven-year term, a fixed rate of 4.16% and a June 27, 2019 due date.  The proceeds from this note were used to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

5                                         UNSECURED NOTES PAYABLE (continued)

Unsecured Senior Notes (continued)

The unsecured senior notes are subject to various covenants and maintenance of certain financial ratios.  Although the covenants of the notes do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the notes and the line are identical. The Company was in compliance with these financial covenants for the nine months ended September 30, 2012.

6                                         UNSECURED LINE OF CREDIT

On December 9, 2011, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a $275,000 revolving credit facility with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Credit Agreement amended the Company’s prior $175,000 facility, which was scheduled to expire on August 31, 2012, not including a one-year extension at the Company’s option.  The Credit Agreement is with M&T Bank and U.S. Bank National Association as joint lead arrangers, M&T Bank as administrative agent and nine other commercial banks as participants.  The Company had $128,000 outstanding under the credit facility as of September 30, 2012.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

The Credit Agreement requires the Company to maintain certain financial ratios and measurements including a limitation on outstanding indebtedness and a minimum interest coverage ratio.  The Company was in compliance with these financial covenants for the nine months ended September 30, 2012.

The Credit Agreement also provides the ability to issue up to $20,000 in letters of credit.  While the issuance of letters of credit does not increase borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2012, the Company had outstanding letters of credit of $13,162 and the amount available on the credit facility was $133,838.

7                                         FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The fair value of interest rate swaps, which are more fully described in Note 8, are determined using the market standard of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rate forward curves derived from observable market interest rate curves (level 2 inputs, as defined by the authoritative guidance).  The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the interest rate swap liability valuation of $1,468 at September 30, 2012 classified in level 2 of the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes.  The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

7                                         FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Not Carried at Fair Value (continued)

Cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, deferred charges, other assets, accounts payable, accrued interest payable, accrued expenses and other liabilities, except for interest rate swaps, are all carried at their face amounts, which approximate their fair values due to their relatively short-term nature and high probability of realization.

The Company determined the fair value of its mortgage notes payable, unsecured demand and term loans, unsecured senior notes and unsecured line of credit facility using a discounted future cash flow technique that incorporates observable market-based inputs, including a market interest yield curve with adjustments for duration, loan to value (level 2 inputs), and risk profile (level 3 inputs).  In determining the market interest yield curve, the Company considered its BBB credit rating (level 2 inputs).  The Company has determined that the significant inputs used in this model are observable in active markets, therefore considers the valuation classified in level 2 of the fair value hierarchy.  At September 30, 2012 and December 31, 2011, the fair value of the Company’s total debt, consisting of the mortgage notes, the unsecured demand and term loans, unsecured senior notes and unsecured line of credit, amounted to a liability of $3,073,269 and $2,826,006, respectively, compared to its carrying amount of $2,886,427 and $2,663,336, respectively.

8                                         DERIVATIVE AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company has entered into interest rate swaps to minimize significant unplanned fluctuations in earnings that can be caused by interest rate volatility.  The Company does not utilize these arrangements for trading or speculative purposes.

On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250,000 five-year variable rate unsecured term loan, due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012 and December 31, 2011:

	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:

Interest rate swaps	Accrued expenses and other liabilities	$1,468	$—

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8                                         DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2012, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt.  The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings.  During the three and nine months ended September 30, 2012 the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,100 will be reclassified from accumulated other comprehensive income as an increase to interest expense over the next twelve months.

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Variable Interest Rate	Maturity Date
Interest rate swap	$150,000	0.6800%	One-month LIBOR	December 8, 2016
Interest rate swap	$100,000	0.6925%	One-month LIBOR	December 8, 2016

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(1,616)	$—	$(1,616)	$—

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(148)	$—	$(148)	$—

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

8                                         DERIVATIVE AND HEDGING ACTIVITIES (continued)

Cash Flow Hedges of Interest Rate Risk (continued)

The Company has agreements with each of its derivative counterparties that provide, among other defaults, that if the Company defaults on indebtedness having an aggregate principal amount in excess of $20,000, including default where repayment of the indebtedness has not been accelerated by the lender, the counterparty could declare the Company in default on its derivative obligations.

As of September 30, 2012, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1,468.  As of September 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions.  If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1,468 at September 30, 2012.

9                                         STOCKHOLDERS’ EQUITY

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

On May 14, 2012, the Company initiated another ATM equity offering program through which it is authorized to sell up to 4.4 million shares of common stock from time to time in ATM offerings or negotiated transactions. The following summarizes issuances of common stock from this program since inception through September 30, 2012:

Period	Number of Shares Sold	Gross Proceeds	Net Proceeds	Average Sales Price
Second quarter 2012	698,599	$42,528	$41,617	$60.88
Third quarter 2012	1,262,125	80,303	78,682	63.63
Total	1,960,724	$122,831	$120,299	$62.65

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9                                         STOCKHOLDERS’ EQUITY (continued)

At-The-Market Equity Offering Programs (continued)

The Company issued an additional 10,100 shares of common stock at an average price per share of $62.19, for aggregate gross proceeds of $628 with a trade date in September 2012 and a settlement date in October 2012. Aggregate net proceeds from such issuances, after deducting commissions and other transaction costs of $12 were $616.  The Company includes only share issuances that have settled in the calculation of shares outstanding at September 30, 2012.

Dividends and Distributions

On August 24, 2012, the Company paid a dividend in the amount of $0.66 per share of common stock to stockholders of record and a distribution of $0.66 per UPREIT Unit to unitholders of record as of the close of business on August 14, 2012.

Stock-based Compensation

In November 2011, the Company’s Board of Directors approved a multiyear performance-based equity plan (“the 2012 Performance Plan”).  The 2012 Performance Plan is governed by the 2011 Stock Benefit Plan (“the 2011 Plan”).  On February 14, 2012, awards in connection with the 2012 Performance Plan, with an estimated fair value of $4,084, were granted to executive officers of the Company.  Awards are in the form of restricted stock units with a service condition and market conditions.  The measurement period for the 2012 Performance Plan began on January 1, 2012 and will end on December 31, 2014.  Expense attributed to the awards will be recognized based on the underlying vesting conditions of the awards which substantially vest during the measurement period, taking into account retirement eligibility.  During the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $548 and $2,995, respectively, for the 2012 Performance Plan.

On May 8, 2012, the Company granted awards of stock options and restricted stock under the 2011 Plan.  Stock options and restricted stock with an estimated fair value of $1,847 and $6,674, respectively, were granted to eligible employees of the Company and restricted stock with an estimated fair value of $735 was granted to directors.  The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.  In determining the service period, the Company considers service requirements, the vesting period and retirement eligibility of the grantee.  During the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $243 and $1,164, respectively, related to the May 8, 2012 stock options; and $781 and $4,398, respectively, related to the May 8, 2012 restricted stock grants.

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

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

9                                         STOCKHOLDERS’ EQUITY (continued)

Earnings Per Share (continued)

The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months		Nine Months
	2012	2011	2012	2011

Numerator:
Income from continuing operations	$23,956	$10,481	$58,696	$29,707
Less: Income from continuing operations attributable to noncontrolling interest	(4,171)	(2,192)	(10,411)	(6,498)
Income from continuing operations attributable to common stockholders	$19,785	$8,289	$48,285	$23,209

Discontinued operations	$20,133	$277	$20,883	$920
Less: Discontinued operations attributable to noncontrolling interest	(3,505)	(58)	(3,640)	(202)
Discontinued operations attributable to common stockholders	$16,628	$219	$17,243	$718

Denominator:
Basic weighted average number of common shares outstanding	50,255,152	41,707,655	49,218,703	39,743,267
Effect of dilutive stock options	588,992	703,841	563,024	633,700
Effect of restricted shares and restricted stock units	90,009	119,497	66,702	85,578
Diluted weighted average number of common shares outstanding	50,934,153	42,530,993	49,848,429	40,462,545

Earnings per common share:
Basic earnings per share:
Income from continuing operations	$0.39	$0.20	$0.98	$0.58
Discontinued operations	0.33	—	0.35	0.02
Net income attributable to common stockholders	$0.72	$0.20	$1.33	$0.60

Diluted earnings per share:
Income from continuing operations	$0.39	$0.20	$0.97	$0.57
Discontinued operations	0.32	—	0.34	0.02
Net income attributable to common stockholders	$0.71	$0.20	$1.31	$0.59

Unexercised stock options to purchase 386,609 and 166,810 shares of the Company’s common stock for the three months ended September 30, 2012 and 2011, respectively, and 386,609 and 172,810 shares of the Company’s common stock for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computations of diluted EPS because the effects would be antidilutive.  In conjunction with the issuance of the exchangeable senior notes, there were 331,257 potential shares issuable under certain circumstances, none of which were considered dilutive as of September 30, 2011.  In the fourth quarter of 2011, the Company repurchased the exchangeable senior notes.

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

The revenues and net operating income for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months		Nine Months
	2012	2011	2012	2011
Revenues:
Apartments owned
Core properties	$141,830	$135,934	$424,732	$405,980
Non-core properties	26,159	7,485	63,384	16,989
Reconciling items	32	25	63	94
Total revenues	$168,021	$143,444	$488,179	$423,063
Net operating income:
Apartments owned
Core properties	$91,087	$84,089	$268,518	$246,899
Non-core properties	16,927	4,492	40,653	10,285
Reconciling items	32	25	63	94
Net operating income, including reconciling items	108,046	88,606	309,234	257,278
General and administrative expenses	(8,018)	(7,803)	(27,367)	(22,865)
Interest expense	(32,871)	(32,696)	(95,843)	(98,403)
Depreciation and amortization	(43,186)	(35,996)	(124,602)	(104,564)
Other expenses	(15)	(1,630)	(2,726)	(1,739)
Income from continuing operations	$23,956	$10,481	$58,696	$29,707

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

10                                  SEGMENT REPORTING (continued)

The assets for each of the reportable segments are summarized as follows as of September 30, 2012 and December 31, 2011:

Assets	2012	2011
Apartments owned
Core properties	$3,259,060	$3,264,485
Non-core properties	1,116,220	794,080
Reconciling items	142,468	94,641
Total assets	$4,517,748	$4,153,206

11                                  DISPOSITION OF PROPERTY AND DISCONTINUED OPERATIONS

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

Included in discontinued operations for the three and nine months ended September 30, 2012 and 2011 are the operating results of two apartment communities sold in separate transactions during the nine months ended September 30, 2012 (the “2012 Disposed Communities”).  For purposes of the discontinued operations presentation, the Company only includes interest expense and losses from early extinguishment of debt associated with specific mortgage indebtedness of the properties that are sold or held for sale.

The operating results of discontinued operations are summarized for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Revenues:
Rental income	$952	$1,058	$3,176	$3,194
Property other income	207	119	503	448
Total revenues	1,159	1,177	3,679	3,642
Expenses:
Operating and maintenance	472	514	1,501	1,567
Interest expense	—	62	81	186
Depreciation and amortization	221	324	881	969
Total expenses	693	900	2,463	2,722
Income from discontinued operations	$466	$277	$1,216	$920

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

12                                  COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of September 30, 2012, the Company had issued $13,162 in letters of credit, which were provided under the Company’s Credit Agreement.  The letters of credit were required to be issued under certain tax escrow agreements, workers’ compensation and health insurance policies, construction projects and deposits towards land under contract.

Debt Covenants

The unsecured notes payable agreements and Credit Agreement contain restrictions which, among other things, require maintenance of certain financial ratios.  The Company was in compliance with these financial covenants for all periods presented.

Included in the Company’s consolidated balance sheet at September 30, 2012 are assets of its subsidiary Home Properties Fair Oaks, LLC, owner of The Courts at Fair Oaks, Fairfax County, VA, that are pledged as collateral for specific indebtedness and are not available to satisfy any other obligations of the Company.

Tax Protection Obligations

In connection with various UPREIT transactions, the Company has agreed to maintain certain levels of nonrecourse debt for a period of 5 to 10 years associated with the contributed properties acquired.  In addition, the Company is restricted in its ability to sell certain contributed properties (10% of the owned portfolio at September 30, 2012) for a contract period of 7 to 15 years except through a tax deferred Internal Revenue Code Section 1031 like-kind exchange.  The remaining terms on the sale restrictions range from 6 months to 5 years.

Limited Partnership

The Company has a secondary guarantee for certain low income housing tax credits to limited partners in an affordable property limited partnership in which it previously held an interest.  The guarantee for approximately $3,000 extends through the calendar year 2015.  As of September 30, 2012, there were no known conditions that would make such payments necessary relating to the tax credit guarantee; therefore, no liability has been recorded in the financial statements.

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

HOME PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

13                                  SUBSEQUENT EVENTS

On October 11, 2012, the Company sold a property located in the Philadelphia region with a total of 318 units for $29,714. A gain on sale of approximately $15,900 will be recorded in the fourth quarter of 2012 related to this sale.

On October 31, 2012, the Board of Directors declared a dividend of $0.66 per share on the Company’s common stock and approved a distribution of $0.66 per UPREIT Unit for the quarter ended September 30, 2012.  The dividend and distribution is payable November 27, 2012, to stockholders and unitholders of record on November 15, 2012.

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

In 2000, the Company obtained an investment grade rating from Fitch, Inc.  The rating in effect at September 30, 2012 is a corporate credit rating of “BBB” (Triple B), which was reaffirmed on June 27, 2012.

Liquidity and Capital Resources (continued)

Cash Flow Summary

The Company’s net cash flow from operating activities was $198 million in the first nine months of 2012 compared to $146 million in the first nine months of 2011.  The $52 million increase was primarily due to more profitable operations and the full period impact of properties acquired during 2011, as more fully described under the heading  “Results of Operations” below.

Cash used in investing activities was $450 million during 2012 compared to $278 million in 2011.  Cash outflows for the purchase of properties were $290 million in 2012 and $174 million in 2011.  Current year acquisitions are further described under the heading “Acquisitions and Dispositions — Property Acquisitions” below.  Cash outflows for capital improvements were $121 million in 2012 compared to $84 million in 2011.  The increased investment in 2012 reflects management’s strategy to continually reposition and perform selective rehabilitation in markets that are able to support rent increases.  Cash outflows for additions to construction in progress were $39 million in 2012 as compared to $24 million in 2011.  The increased spending on development in 2012 reflects the active construction of three communities in 2012 compared to one major project and the commencement of one new development during 2011.  Proceeds for the disposition of properties during the third quarter 2012 are held in escrow as of September 30, 2012 pending the completion of a tax-free exchange.

Net cash provided by financing activities totaled $252 million in 2012.  Cash flows from the sale of common stock under the ATM offerings of $144 million and proceeds from stock option exercises of $16 million combined with line of credit proceeds of $126 million and proceeds from unsecured notes payable of $150 million during the period were used for net paydown of mortgages of $60 million, and distributions paid to stockholders and UPREIT unitholders of $118 million.

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

Unsecured Line of Credit

As of September 30, 2012, the Company had a $275 million unsecured line of credit agreement with M&T Bank and U.S. Bank National Association, as joint lead banks, and nine other participating commercial banks, with an initial maturity date of December 8, 2015 and a one-year extension at the Company’s option.  The Company had $128 million outstanding under the credit facility as of September 30, 2012.  The line of credit agreement provides the ability to issue up to $20 million in letters of credit.  While the issuance of letters of credit does not increase the borrowings outstanding under the line of credit, it does reduce the amount available.  At September 30, 2012, the Company had outstanding letters of credit of $13.2 million resulting in the amount available on the credit facility of $133.8 million.  Borrowings under the line of credit bear interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company.

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

Liquidity and Capital Resources (continued)

Unsecured Term Loan

On December 9, 2011, the Company entered into a $250 million five-year unsecured term loan with M&T Bank as lead bank, and ten other participating lenders.  The term loan generated net proceeds of $248 million, after fees and closing costs, which were used to pay off $135 million principal amount of exchangeable senior notes, purchase an unencumbered property and acquire land for future development. The loan bears monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  On July 19, 2012, the Company entered into interest rate swap agreements with major financial institutions that effectively convert the variable LIBOR portion of this loan to a fixed rate of 0.685%.  As of September 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the swapped one-month LIBOR was 0.685%; resulting in an effective rate of 1.99% for the Company.  The loan has covenants that align with the unsecured line of credit facility.

Unsecured Demand Note

On June 27, 2012, the Company entered into a loan agreement with M&T Bank. The note has a maximum principal amount of $100 million with monthly interest at a variable rate based on LIBOR, plus a spread from 1.00% to 2.00% based on the Company’s leverage ratio.  As of September 30, 2012, based on the Company’s leverage ratio, the spread was 1.30%, and the one-month LIBOR was 0.25%; resulting in an effective rate of 1.55% for the Company. Proceeds from this demand note were utilized to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012.  The Company had $100 million outstanding on the note as of September 30, 2012.

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

On June 27, 2012, the Company issued another private placement note in the amount of $50 million with a seven-year term, a fixed rate of 4.16% and a June 27, 2019 due date.  The proceeds from this note were used to partially fund the purchase of a 1,350 unit apartment community on June 28, 2012. The note requires semiannual interest payments on June 27 and December 27 of each year until maturity and is subject to various covenants and maintenance of certain financial ratios.  Although the covenants of the note do not duplicate all the covenants of the unsecured line of credit facility, any covenants applicable to both the note and the line are identical.

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

Indebtedness

As of September 30, 2012, the weighted average interest rate on the Company’s total indebtedness of $2.9 billion was 4.50% with staggered maturities averaging approximately five years.  Approximately 85% of total indebtedness is at fixed rates, including the $250 million unsecured term loan subject to interest rate swap agreements.  This limits the exposure to changes in interest rates, minimizing the effect of interest rate fluctuations on the Company’s results of operations and cash flows.

Liquidity and Capital Resources (continued)

Unencumbered Assets

The Company increased the percentage of unencumbered assets of the total property pool from 33% at the end of 2011, to 38% as of September 30, 2012.  Higher levels of unsecured assets add borrowing flexibility because more capacity is available for unsecured debt under the terms of the Company’s unsecured line of credit agreement, and for the issuance of additional unsecured senior notes.  It also permits the Company to place secured financing on unencumbered assets if desired.

UPREIT Units

The Company believes that the issuance of UPREIT Units for property acquisitions will continue to be a potential source of capital for the Company. During 2011 and continuing through September 30, 2012, there were no UPREIT Units issued for property acquisitions.

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

On May 14, 2012, the Company filed a prospectus supplement with respect to another ATM equity offering program, with similar terms and conditions as the September 2010 program, through which it is authorized to sell up to 4.4 million shares of common stock, from time to time in ATM offerings or negotiated transactions.  As of September 30, 2012, the Company issued 1,960,724 shares of common stock at an average price per share of $62.65, for aggregate gross proceeds of $122.8 million and aggregate net proceeds of $120.3 million after deducting commissions and other transaction costs of approximately $2.5 million. In addition, the Company issued an additional 10,100 shares of common stock at an average price per share of $62.19, for aggregate gross and net proceeds of $0.6 million with a trade date in September 2012 and a settlement date in October 2012.  The Company used the net proceeds from the offering primarily for acquisitions, development and redevelopment of apartment communities.

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

Liquidity and Capital Resources (continued)

Stock Repurchase Program

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a target stock price or a specific timetable for repurchase.  There were no repurchases under the Company Program during 2011 and through September 30, 2012.  The remaining authorization level as of September 30, 2012 is 2,291,160 shares and UPREIT Units, collectively.  The Company will continue to monitor stock prices relative to the NAV to determine the current best use of capital among our major uses of capital: stock buybacks, debt paydown to increase the pool of unencumbered properties, acquisitions, rehabilitation and redevelopment of owned properties and development of new properties.

Acquisitions and Dispositions

Property Acquisitions

On May 11, 2012, the Company acquired The Manor East, a 164 unit apartment community located in Leesburg, Virginia.  The total purchase price of $16.2 million included the assumption of an existing $6.7 million fixed rate mortgage at an interest rate of 5.69% and an April 1, 2016 maturity date (fair market value of $7.3 million) with the balance paid in cash.  In connection with this acquisition, closing costs of approximately $0.1 million were incurred and were included in other expenses for the second quarter of 2012.  The property was built in 1964 and consists of 15 three-story brick garden apartment buildings.

On May 17, 2012, the Company acquired Woodway at Trinity Centre, a 504 unit apartment community located in Centreville, Virginia for a total purchase price of $96.0 million.  In connection with this acquisition, closing costs of approximately $0.4 million were incurred and were included in other expenses for the second quarter of 2012.  The property was built in 1997 and consists of 18 three-story wood frame buildings.

On June 28, 2012, the Company acquired Howard Crossing, a 1,350 unit apartment community located in Ellicott City, Maryland for a total purchase price of $186.0 million.  In connection with this acquisition, closing costs of approximately $2.2 million were incurred and were included in other expenses for the second quarter of 2012.  The property was constructed in phases from 1968 through 1975 and consists of 42 three-story brick garden apartment buildings.

Property Dispositions

On September 13, 2012, the Company sold an apartment community located in the Philadelphia region with a total of 247 units for $25.1 million. A gain on sale of approximately $12.2 million was recorded in the third quarter related to this sale.

On September 20, 2012, the Company sold an apartment community located in the Baltimore region with a total of 177 units for $16.0 million. A gain on sale of approximately $7.5 million was recorded in the third quarter related to this sale.

On October 11, 2012, the Company sold a property located in the Philadelphia region with a total of 318 units for $29.7 million.  A gain on sale of approximately $15.9 million will be recorded in the fourth quarter of 2012 related to these sales.

Development

Current Development Projects

During the third quarter 2012, the Company finished construction of The Apartments at Cobblestone Square, a project located in Fredericksburg, Virginia, consisting of eight four-story buildings and a refurbished rail depot, for a total of 314 apartment units.  Initial occupancy commenced in the fourth quarter of 2011 and as of September 30, 2012 the community had reached stabilization (greater than 95% physical occupancy) with 301 of the 314 units occupied.  The entire project was completed for a total cost of $48 million.

Eleven55 Ripley, a 379 unit high rise development consisting of two buildings, a 21 story high-rise and a 5 story mid-rise, is located in Silver Spring, Maryland.  Construction commenced in the fourth quarter of 2011, and is expected to continue through 2014 with initial occupancy in the third quarter of 2013 for a total projected cost of $111 million.

The Courts at Spring Mill Station, a 385 unit development consisting of two buildings, being built in a combination donut/podium style, is located in Conshohocken, Pennsylvania.  Construction commenced in the second quarter of 2012, and is expected to continue through the second half of 2014 with initial occupancy in the first quarter of 2014 for a total projected cost of $89 million.

Redevelopment

Arbor Park, located in Alexandria, Virginia, currently has 851 garden apartments in fifty-two buildings built in 1967.  The Company is one year into a four-year project to extensively renovate all of the apartment units on a building by building basis.  As of September 30, 2012, there were five buildings with 118 units under renovation and twenty-one buildings with 273 units completed and 266 units occupied.  As of September 30, 2012, rents in the renovated units are averaging $1,739 compared to $1,399 for the existing non-renovated units.  As of September 30, 2012, the Company has incurred costs of $10.9 million for the renovation.  The entire project is expected to be completed in 2014 for an estimated cost of $30 million.

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

Contractual Obligations and Other Commitments

The primary obligations of the Company relate to its borrowings under the unsecured line of credit, unsecured notes and mortgage notes.  The Company’s line of credit matures in December 2015 (not including a one-year extension at the option of the Company), and had $128 million in loans and letters of credit totaling $13.2 million outstanding at September 30, 2012.  Of the $550 million in unsecured notes, $450 million have maturities ranging from approximately four to nine years.  The remaining $100 million is a bank demand note.  The $2.2 billion in mortgage notes payable have varying maturities ranging from 1 month to 22 years.  The weighted average interest rate of the Company’s secured debt was 5.09% at September 30, 2012.  The weighted average rate of interest on the Company’s total indebtedness of $2.9 billion at September 30, 2012 was 4.50%.

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

The Company estimates, that on an annual basis, $848 and $800 per unit is spent on recurring capital expenditures in 2012 and 2011, respectively.  During the three months ended September 30, 2012 and 2011, approximately $212 and $200 per unit, respectively, was estimated to be spent on recurring capital expenditures. For the nine months ended September 30, 2012 and 2011, approximately $636 and $600 per unit, respectively, was estimated to be spent on recurring capital expenditures.

The table below summarizes the actual total capital improvements incurred by major categories for the three and nine months ended September 30, 2012 and 2011 and an estimate of the breakdown of total capital improvements by major categories between recurring, and non-recurring revenue generating, capital improvements for the three and nine months ended September 30, 2012 as follows:

	For the three months ended September 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$443	$10	$443	$10	$291	$8
Major building improvements	1,372	32	6,585	156	7,957	188	3,522	92
Roof replacements	391	9	1,267	30	1,658	39	899	24
Site improvements	633	15	4,971	118	5,604	133	4,394	115
Apartment upgrades	1,319	31	14,422	342	15,741	373	13,752	360
Appliances	1,900	45	553	13	2,453	58	2,193	57
Carpeting/flooring	2,301	55	2,636	62	4,937	117	3,988	104
HVAC/mechanicals	823	20	3,266	77	4,089	97	3,939	103
Miscellaneous	211	5	1,022	24	1,233	29	863	23

Totals	$8,950	$212	$35,165	$832	$44,115	$1,044	$33,841	$886

(a)   Calculated using the weighted average number of units owned, including 37,386 core units, 2011 acquisition units of 2,817, and 2012 acquisition units of 2,018 for the three months ended September 30, 2012; and 37,386 core units and 2011 acquisition units of 784 for the three months ended September 30, 2011.

Capital Improvements (continued)

	For the nine months ended September 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
New buildings	$—	$—	$1,144	$28	$1,144	$28	$806	$21
Major building improvements	4,000	97	14,468	353	18,468	450	10,882	289
Roof replacements	1,138	28	2,544	62	3,682	90	2,665	71
Site improvements	1,846	45	12,127	296	13,973	341	10,208	271
Apartment upgrades	3,846	94	36,773	896	40,619	990	29,695	788
Appliances	5,538	135	770	19	6,308	154	4,916	130
Carpeting/flooring	6,707	164	5,182	126	11,889	290	9,079	241
HVAC/mechanicals	2,400	58	8,441	206	10,841	264	8,772	233
Miscellaneous	615	15	3,219	78	3,834	93	2,701	72

Totals	$26,090	$636	$84,668	$2,064	$110,758	$2,700	$79,724	$2,116

(a)   Calculated using the weighted average number of units owned, including 37,386 core units, 2011 acquisition units of 2,817, and 2012 acquisition units of 818 for the nine months ended September 30, 2012; and 37,386 core units and 2011 acquisition units of 291 for the nine months ended September 30, 2011.

The schedule below summarizes the breakdown of total capital improvements between core and non-core as follows:

	For the three months ended September 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$7,925	$212	$31,024	$830	$38,949	$1,042	$33,240	$889
2012 Acquisition Communities	473	212	1,119	555	1,592	767	—	—
2011 Acquisition Communities	552	212	3,022	1,073	3,574	1,285	601	767
Sub-total	8,950	212	35,165	832	44,115	1,044	33,841	886
2012 Disposed Communities	76	212	30	83	106	295	379	894
Corporate office expenditures(b)	—	—	—	—	506	—	555	—

Totals	$9,026	$212	$35,195	$827	$44,727	$1,039	$34,775	$887

(a)   Calculated using the weighted average number of units owned, including 37,386 core units, 2011 acquisition units of 2,817, 2012 acquisition units of 2,018 and 2012 disposed units of 359 for the three months ended September 30, 2012; and 37,386 core units, 2011 acquisition units of 784, and 2012 disposed units of 424 for the three months ended September 30, 2011.

(b)   No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Capital Improvements (continued)

	For the nine months ended September 30,
	2012						2011
			Non-		Total		Total
	Recurring	Per	Recurring	Per	Capital	Per	Capital	Per
	Cap Ex	Unit(a)	Cap Ex	Unit(a)	Improvements	Unit(a)	Improvements	Unit(a)
Core Communities	$23,778	$636	$74,222	$1,985	$98,000	$2,621	$79,062	$2,115
2012 Acquisition Communities	520	636	1,110	1,357	1,630	1,993	—	—
2011 Acquisition Communities	1,792	636	9,336	3,314	11,128	3,950	662	2,275
Sub-total	26,090	636	84,668	2,064	110,758	2,700	79,724	2,116
2012 Disposed Communities	256	636	346	861	602	1,497	979	2,309
Corporate office expenditures(b)	—	—	—	—	2,065	—	1,732	—

Totals	$26,346	$636	$85,014	$2,052	$113,425	$2,688	$82,435	$2,118

(a)   Calculated using the weighted average number of units owned, including 37,386 core units, 2011 acquisition units of 2,817, 2012 acquisition units of 818, and 2012 disposed units of 402 for the nine months ended September 30, 2012; and 37,386 core units and 2011 acquisition units of 291, and 2012 disposed units of 424 for the nine months ended September 30, 2011.

(b)   No distinction is made between recurring and non-recurring expenditures for corporate office.  Corporate office expenditures include principally computer hardware, software, office furniture, fixtures and leasehold improvements.  Corporate office expenditures are excluded from per unit figures.

Results of Operations (dollars in thousands, except unit and per unit data)

Net operating income (“NOI”) may fall within the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K and, as a result, the Company may be required to include in this report a statement disclosing the reasons why management believes that presentation of this measure provides useful information to investors.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s apartment communities.  In addition, the apartment communities are valued and sold in the market by using a multiple of NOI.  The Company uses this measure to compare its performance to that of its peer group.  For a reconciliation of NOI to income from continuing operations, please refer to Note 10 to the Consolidated Financial Statements of this Form 10-Q.

Summary of Core Properties

The Company had 111 apartment communities with 37,386 units which were owned during the three and nine months ended September 30, 2012 and 2011 (the “Core Properties”).  The Company has one property with 851 units undergoing significant renovations that began in 2011 and, therefore, the operating results for 2012 are not comparable to 2011 due to those units being taken out of service during the redevelopment period (the “Redevelopment Property”).  The Company, therefore, has reclassified the operating results of the Redevelopment Property from Core Properties for all periods presented.  The Company acquired eight apartment communities with 2,817 units, placed into service another 270 units at two development communities during 2011 (202 units at one development community during 2010); and acquired three apartment communities with 2,018 units and had another 263 units become available to rent at one development community during 2012 (the “Acquisition Communities”).  The inclusion of these acquired and developed communities generally accounted for the significant changes in operating results for the three and nine month period ended September 30, 2012 as compared to the operating results for the three and nine month period ended September 30, 2011.

Results of Operations (continued)

A summary of the net operating income for Core Properties is as follows:

	Three Months				Nine Months
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Rent	$131,242	$126,012	$5,230	4.2%	$390,075	$372,352	$17,723	4.8%
Utility recovery revenue	4,255	3,947	308	7.8%	15,427	16,230	(803)	(4.9)%
Rent including recoveries	135,497	129,959	5,538	4.3%	405,502	388,582	16,920	4.4%
Property other income	6,333	5,975	358	6.0%	19,230	17,398	1,832	10.5%
Total revenue	141,830	135,934	5,896	4.3%	424,732	405,980	18,752	4.6%
Operating and maintenance	(50,743)	(51,845)	1,102	2.1%	(156,214)	(159,081)	2,867	1.8%
Net operating income	$91,087	$84,089	$6,998	8.3%	$268,518	$246,899	$21,619	8.8%

A summary of the net operating income for the Company as a whole is as follows:

	Three Months				Nine Months
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Rent	$155,335	$132,902	$22,433	16.9%	$448,331	$387,952	$60,379	15.6%
Utility recovery revenue	5,279	4,167	1,112	26.7%	17,889	16,755	1,134	6.8%
Rent including recoveries	160,614	137,069	23,545	17.2%	466,220	404,707	61,513	15.2%
Property other income	7,375	6,350	1,025	16.1%	21,896	18,262	3,634	19.9%
Total revenue	167,989	143,419	24,570	17.1%	488,116	422,969	65,147	15.4%
Operating and maintenance	(59,975)	(54,838)	(5,137)	(9.4)%	(178,945)	(165,785)	(13,160)	(7.9)%
Net operating income	$108,014	$88,581	$19,433	21.9%	$309,171	$257,184	$51,987	20.2%

Comparison of three months ended September 30, 2012 to the same period in 2011

Of the $22,433 increase in rental income, $17,203 is attributable to the Acquisition Communities and Redevelopment Property.  The balance, an increase of $5,230, relates to a 4.2% increase from the Core Properties as the result of an increase of 3.9% in weighted average rental rates from $1,193 to $1,240 per apartment unit, and by a 0.2% increase in economic occupancy from 94.2% to 94.4%.  Economic occupancy is defined as total possible rental income, net of vacancy and bad debt expense, as a percentage of total possible rental income.  Total possible rental income is determined by valuing occupied units at contract rents and vacant units at market rents.  Of the $1,112 increase in utility recovery revenue, $308 is attributable to the Core Properties and $804 is attributable to the Acquisition Communities.  The higher Core Properties utility recovery revenue is due in part to increased water & sewer cost recovery from residents.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $1,025.  Of this increase, $667 is attributable to the Acquisition Communities, and $358 is attributable to the Core Properties.  The increase in Core Properties is due to higher cable revenue experienced in the 2012 period as a result of enhanced contracts with cable providers which offer services in addition to the basic cable offering in the 2011 period, coupled with a higher revenue share for the Company.

Of the $5,137 increase in operating and maintenance expenses, $6,239 is attributable to the Acquisition Communities, which was partially offset by a $1,102 decrease attributable to the Core Properties.  The decrease in Core Properties is primarily due to decreases in repairs & maintenance, personnel expense, and property management general and administrative expenses; which was partially offset by higher real estate taxes.

Results of Operations (continued)

Repairs & maintenance expenses were down $407, or 4.3%, from a year ago primarily due to the net impact in 2011 of accounting charges required by GAAP related to significant fires and the associated insurance claims at certain properties.  Without the impact of these accounting charges, repairs & maintenance expenses decreased $57, or 0.6%.

Personnel costs were down $844, or 6.8%, primarily due to reductions in workers compensation and health insurance costs which reflects the ongoing efforts towards the proactive settlement of prior year workers compensation claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives on both workers compensation and health insurance costs.  In addition, incentive compensation for property management personnel was $249 lower than the same period a year ago.

Property management general and administrative costs decreased $536, or 13.0%, which, despite increases in the number of apartment communities and units, has been able to absorb the growth due to the Company’s scalable operating platform, including key software system investments.

Real estate taxes were up $1,233, or 10.2%, due in part to $1,212 of assessment reductions and tax refunds realized in 2011 compared to $288 in 2012.  After removing the effects of the non-recurring items, real estate taxes were up $309, or 2.3%.

General and administrative expenses increased in 2012 by $215, or 2.8%.  General and administrative expenses as a percentage of total revenues were 4.7% for 2012 as compared to 5.4% for 2011.  The 2012 costs include $1,580 in connection with the departure of an executive and represent acceleration of previously granted stock-based compensation as well as future payments for salary continuation.  Current stock-based compensation costs were $949 lower than 2011 due primarily due to the restricted stock grants and stock option grants to executives at or near official retirement age resulting in these grants being expensed immediately, or one year less based on age.  In addition, the corporate bonus costs were $176 less and other general & administrative spending was $263 lower than the 2011 period.

Interest expense increased by $175, or 0.5%, in 2012 due to higher total debt in 2012; however, the weighted average interest rate decreased to 4.50% at September 30, 2012 as compared to 5.17% at September 30, 2011.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $7,190, or 20.0%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $15 in 2012 and $1,630 in 2011 are property acquisition costs of the Acquisition Communities.

Comparison of nine months ended September 30, 2012 to the same period in 2011

Of the $60,379 increase in rental income, $42,656 is attributable to the Acquisition Communities.  The balance, an increase of $17,723, relates to a 4.8% increase from the Core Properties as the result of an increase of 4.4% in weighted average rental rates from $1,173 to $1,224 per apartment unit, and by a 0.3% increase in economic occupancy from 94.4% to 94.7%.  Of the $1,134 increase in utility recovery revenue, $1,937 is attributable to the Acquisition Communities, offset by a decrease of $803 attributable to the Core Properties.  The lower Core Properties utility recovery revenue is a direct result of lower energy consumption due to unseasonably warm weather experienced during the 2012 period.

Property other income, which consists primarily of income from operation of laundry facilities, late charges, administrative fees, garage and carport rentals, revenue from corporate apartments, cable revenue, pet charges, and miscellaneous charges to residents, increased by $3,634.  Of this increase, $1,802 is attributable to the Acquisition Communities, and $1,832 is attributable to the Core Properties.  The increase in Core Properties is due to higher cable revenue experienced in the 2012 period as a result of enhanced contracts with cable providers which offer services in addition to the basic cable offering in the 2011 period, coupled with a higher revenue share for the Company.

Results of Operations (continued)

Of the $13,160 increase in operating and maintenance expenses, $16,180 is attributable to the Acquisition Communities; offset by a $2,867 decrease attributable to the Core Properties and $153 decrease attributable to the Redevelopment Property.  The decrease in Core Properties is primarily due to increases in property insurance, and real estate taxes; more than offset by decreases in electricity, natural gas heating, personnel expense and snow removal costs.

Electricity costs were down $529, or 8.5%, from a year ago due to a combination of energy conservation efforts implemented in 2011 and lower energy consumption at properties that heat with electric due to the unseasonably warm weather experienced in the 2012 period.

Natural gas heating costs were down $2,354, or 20.2% from a year ago due to a combination of lower commodity rates and substantially lower consumption due to our markets experiencing very warm weather in the 2012 period.  For 2012, our natural gas weighted average cost, including transportation of $3.00 per decatherm, was $8.43 per decatherm, compared to $8.98 per decatherm for the 2011 period, a 6.1% decrease.

Personnel costs were down $1,212, or 3.3%, primarily due to a net reduction in expense from decreasing the workers compensation and health reserves by $1,708 in 2012 and $896 in 2011.  The favorable change in expense between periods reflects the ongoing efforts towards the proactive settlement of prior year claims earlier in their life cycle and the positive impacts of the Company’s safety in the workplace initiatives resulting in fewer and less costly claims.  Without the impacts of the insurance reserve adjustments, personnel costs decreased $400, or 1.1%.

Real estate taxes increased $2,149, or 5.7%, primarily due to $1,338 of assessment reductions and tax refunds realized in 2011 compared to $197 in 2012.  After removing the effects of the non-recurring items, real estate taxes increased $1,008, or 2.6%.

Property insurance increased by $761, or 17.0%, due in part to the non-recurring impact in 2011 of $1,725 in favorable close outs of significant prior year general liability claims.  Both property and general liability losses in 2012 were lower by $622, or 33.6%, and $214, or 14.0%, respectively, due to continued emphasis on preventing losses at the communities through safety training programs and focus on settling claims earlier in their life cycle.  Without the impact of the major items above, recurring property insurance costs were down $128, or 2.1%.

Snow removal costs were down $1,227, or 82.7%, which is a reflection of the record mild winter experienced in the 2012 period.

General and administrative expenses increased in 2012 by $4,502, or 19.7%.  General and administrative expenses as a percentage of total revenues were 5.6% for 2012 as compared to 5.4% for 2011.  The 2012 costs include $1,580 in connection with the departure of an executive and represent acceleration of previously granted stock-based compensation as well as future payments for salary continuation.  Current stock-based compensation costs recognized during 2012 were up $3,333, or 42.7%, of which $2,692 is due to the new three year performance restricted stock unit grants issued in the first quarter of 2012.  The remaining $641 stock-based compensation increase is primarily due to the impact of executives at, or near retirement age, resulting in the current year restricted stock awards and stock option grants being expensed over a one-year shorter time period in 2012 as compared to 2011.  The above increases were partially offset by $637 lower 2012 spending in other general and administrative areas.

Interest expense decreased by $2,560, or 2.6%, in 2012 due to a lower weighted average interest rate which decreased to 4.50% at September 30, 2012 as compared to 5.17% at September 30, 2011 despite a higher level of total debt in 2012.  Refer to the information under the heading “Liquidity and Capital Resources” above for specific discussion of debt transactions impacting the average rate and overall interest expense.

Depreciation and amortization expense increased $20,038, or 19.2%, due to the depreciation on the Acquisition Communities and the capital additions to the Core Properties and Redevelopment Property.

Other expenses of $2,726 in 2012 and $1,739 in 2011 are property acquisition costs of the Acquisition Communities.

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

The calculation of FFO and reconciliation to GAAP net income attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011 are presented below (in thousands):

	Three Months		Nine Months
	2012	2011	2012	2011
Net income attributable to common stockholders	$36,413	$8,508	$65,528	$23,927
Real property depreciation and amortization	42,863	35,625	123,442	103,493
Noncontrolling interest	7,676	2,250	14,051	6,700
Gain on disposition of property	(19,667)	—	(19,667)	—
FFO — Basic and Diluted, as defined by NAREIT	$67,285	$46,383	$183,354	$134,120
Weighted average common shares/units outstanding (1):
Basic	60,868.0	52,767.7	59,873.9	50,910.7
Diluted	61,547.0	53,591.1	60,503.6	51,630.0

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

Dividends and Distributions

On October 31, 2012, the Board of Directors declared a dividend of $0.66 per share on the Company’s common stock and approved a distribution of $0.66 per UPREIT Unit for the quarter ended September 30, 2012.  This is the equivalent of an annual dividend/distribution of $2.64 per share/unit.  The dividend and distribution is payable November 27, 2012, to stockholders and unitholders of record on November 15, 2012.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt is summarized as follows:

	September 30, 2012				December 31, 2011
	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Percentage of Total
Fixed Rate Secured Debt	$2,009.4	5.17	5.30%	69.6%	$2,058.7	5.84	5.34%	77.3%

Variable Rate Secured Debt	$199.0	5.72	2.94%	6.9%	$202.1	6.44	2.98%	7.6%

Fixed Rate Unsecured Debt(a)	$450.0	5.55	3.12%	15.6%	$150.0	8.17	4.68%	5.6%

Variable Rate Unsecured Debt(a)	$228.0	3.19	1.55%	7.9%	$252.5	4.93	1.61%	9.5%

Total	$2,886.4	5.18	4.50%	100.0%	$2,663.3	5.93	4.77%	100.0%

(a)   Adjusted to reflect $250.0 million of variable rate debt that the one-month LIBOR was swapped to a fixed rate of 0.685% at September 30, 2012.

The Company uses a combination of fixed and variable rate secured and unsecured debt.  The Company intends to use net cash flow provided by operating activities and its existing bank line of credit to repay indebtedness and fund capital expenditures.  On occasion, the Company may use its unsecured line of credit in connection with a property acquisition with the intention to refinance at a later date.  The Company believes that increases in interest expense as a result of inflation would not significantly impact the Company’s distributable cash flow.

On July 19, 2012, the Company entered into interest rate swap agreements that effectively convert the one-month LIBOR portion of a $250 million five-year variable rate unsecured term loan, due on December 8, 2016, from a variable rate of one-month LIBOR plus a spread of 1.00% to 2.00% based on the Company’s leverage ratio to a fixed rate of 0.685% plus the applicable spread.  The Company is exposed to credit risk in the event of non-performance by the counterparties to the swaps.  The Company minimizes this risk exposure by limiting counterparties to major banks and investment brokers who meet established credit and capital guidelines.

At September 30, 2012 and December 31, 2011, the fair value of the Company’s total debt, including the unsecured notes payable and line of credit, amounted to a liability of $3.07 billion and $2.83 billion, respectively, compared to its carrying amount of $2.89 billion and $2.66 billion, respectively.  The Company estimates that a 100 basis point increase in market interest rates at September 30, 2012 would have changed the fair value of the Company’s total debt to a liability of $2.94 billion and would result in $4.2 million higher interest expense on the variable rate debt on an annualized basis.

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based upon market fluctuations.  Accordingly, the cost of obtaining such interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.  In addition, the Company believes that it has the ability to obtain funds through additional debt and equity offerings and the issuance of UPREIT Units.  As of September 30, 2012, the Company had no other material exposure to market risk.

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

The principal executive officer and principal financial officer evaluated, as of September 30, 2012, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of the year ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS

Refer to the Risk Factors disclosure in the Company’s Form 10-K for the year ended December 31, 2011.  There have been no material changes in these risk factors during the nine months ended September 30, 2012 and through the date of this report.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company has a stock repurchase program, approved by its Board of Directors (the “Board”), under which it may repurchase shares of its common stock or UPREIT Units (the “Company Program”).  The shares and units may be repurchased through open market or privately negotiated transactions at the discretion of Company management.  The Board’s action did not establish a specific target stock price or a specific timetable for share repurchase.  At September 30, 2012, the Company had authorization to repurchase 2,291,160 shares of common stock and UPREIT Units under the Company Program.  During the three months ended September 30, 2012, the Company did not repurchase any shares under the Company Program.

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

The following table summarizes the total number of shares (units) repurchased by the Company during the quarter ended September 30, 2012:

	Total	Average	Maximum shares/units
	shares/units	price per	available under the
Period	Purchased (1)(2)	share/unit	Company Program
Balance July 1, 2012:			2,291,160
July 2012	—	$—	2,291,160
August 2012	—	—	2,291,160
September 2012	15,443	56.04	2,291,160
Balance September 30, 2012:	15,443	$56.04	2,291,160

(1)          6,678 shares of common stock already owned by option holders were used by those holders to pay the exercise price associated with their option exercise; and 7,823 shares of common stock already owned by restricted stock award holders were used by those holders to pay the taxes associated with their award vesting.

(2)          The Company repurchased 942 shares of common stock through share repurchases by the transfer agent in the open market in connection with the Company’s 401(k) Savings Plan employee deferral and Company matching elections.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

10.1	Consultation Agreement, Non-Compete and General Release between Home Properties, L.P. and Scott Doyle dated August 31, 2012*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer**

32.2	Section 906 Certification of Chief Financial Officer**

101

XBRL (eXtensible Business Reporting Language). The following materials from the Home Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. *

*                         Filed herewith

**                          Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PROPERTIES, INC.
(Registrant)

Date:	November 2, 2012

By:	/s/ Edward J. Pettinella
Edward J. Pettinella
President and Chief Executive Officer

Date:	November 2, 2012

By:	/s/ David P. Gardner
David P. Gardner
Executive Vice President and
Chief Financial Officer